Form 10-Q
period 2019-03-31
PPL Corp; PPL ELECTRIC UTILITIES CORP; LOUISVILLE GAS & ELECTRIC CO /KY/; KENTUCKY UTILITIES CO; LG&E & KU Energy LLC
filed 2019-05-02
CIK 922224, 317187, 60549, 55387, 1518339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2019.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

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

PPL Corporation	[ ]
PPL Electric Utilities Corporation	[ ]
LG&E and KU Energy LLC	[ ]
Louisville Gas and Electric Company	[ ]
Kentucky Utilities Company	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol:	Name of each exchange on which registered
Common Stock of PPL Corporation	PPL	New York Stock Exchange

Junior Subordinated Notes of PPL Capital Funding, Inc.
2007 Series A due 2067	PPL/67	New York Stock Exchange
2013 Series B due 2073	PPX	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 721,742,302 shares outstanding at April 25, 2019.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at April 25, 2019.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at April 25, 2019.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at April 25, 2019.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

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

Other terms and abbreviations

£ - British pound sterling.

2018 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2018.

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

HB 487 - House Bill 487. Comprehensive Kentucky state tax legislation enacted in April 2018.

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

PP&E - property, plant and equipment.

PPL EnergyPlus - prior to the June 1, 2015 spinoff, PPL Energy Supply, LLC, PPL EnergyPlus, LLC, a subsidiary of PPL Energy Supply that marketed and traded wholesale and retail electricity and gas, and supplied energy and energy services in competitive markets.

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

v

VSCC - Virginia State Corporation Commission, the state agency that has jurisdiction over the regulation of Virginia corporations, including utilities.

Forward-looking Information

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in each Registrant's 2018 Form 10-K and in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially and adversely from the forward-looking statements:

•	the outcome of rate cases or other cost recovery or revenue proceedings;

•	changes in U.S. state or federal or U.K. tax laws or regulations;

•	the direct or indirect effects on PPL or its subsidiaries or business systems of cyber-based intrusion or the threat of cyberattacks;

•	significant decreases in demand for electricity in the U.S.;

•	expansion of alternative and distributed sources of electricity generation and storage;

•	changes in foreign currency exchange rates for British pound sterling and the related impact on unrealized gains and losses on PPL's foreign currency economic hedges;

•	the effectiveness of our risk management programs, including foreign currency and interest rate hedging;

•	non-achievement by WPD of performance targets set by Ofgem;

•	the effect of changes in RPI on WPD's revenues and index linked debt;

•	developments related to ongoing negotiations regarding the U.K.'s intent to withdraw from the European Union and any actions in response thereto;

•	the amount of WPD's pension deficit funding recovered in revenues after March 31, 2021, following the next triennial pension review that began in March 2019;

•	defaults by counterparties or suppliers for energy, capacity, coal, natural gas or key commodities, goods or services;

•	capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;

•	a material decline in the market value of PPL's equity;

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

Any forward-looking statements should be considered in light of such important factors and in conjunction with other documents of the Registrants on file with the SEC.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended March 31,
	2019	2018
Operating Revenues	$2,079	$2,126

Operating Expenses
Operation
Fuel	194	214
Energy purchases	250	241
Other operation and maintenance	490	468
Depreciation	284	269
Taxes, other than income	80	83
Total Operating Expenses	1,298	1,275

Operating Income	781	851

Other Income (Expense) - net	52	(43)

Interest Expense	241	239

Income Before Income Taxes	592	569

Income Taxes	126	117

Net Income	$466	$452

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$0.65	$0.65
Diluted	$0.64	$0.65

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	721,023	694,514
Diluted	729,953	695,322

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2019	2018
Net income	$466	$452

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $0, $0	294	116
Qualifying derivatives, net of tax of $4, $4	(19)	(20)
Defined benefit plans:
Net actuarial gain (loss), net of tax of $1, $0	(3)	(1)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of ($6), ($2)	24	12
Defined benefit plans:
Net actuarial (gain) loss, net of tax of ($5), ($9)	21	36
Total other comprehensive income	317	143

Comprehensive income	$783	$595

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$466	$452
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	284	269
Amortization	22	21
Defined benefit plans - (income)	(66)	(50)
Deferred income taxes and investment tax credits	89	59
Unrealized losses on derivatives, and other hedging activities	53	85
Stock-based compensation expense	14	15
Other	(3)	(3)
Change in current assets and current liabilities
Accounts receivable	(57)	(71)
Accounts payable	(94)	(36)
Unbilled revenues	48	58
Fuel, materials and supplies	31	43
Prepayments	(86)	(73)
Regulatory assets and liabilities, net	(25)	64
Accrued interest	48	39
Other current liabilities	(72)	(120)
Other	(21)	6
Other operating activities
Defined benefit plans - funding	(127)	(150)
Other assets	(20)	(30)
Other liabilities	(10)	(12)
Net cash provided by operating activities	474	566
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(729)	(750)
Purchase of investments	(55)	—
Proceeds from the sale of investments	57	—
Other investing activities	5	(3)
Net cash used in investing activities	(722)	(753)
Cash Flows from Financing Activities
Issuance of long-term debt	—	144
Issuance of common stock	22	100
Payment of common stock dividends	(296)	(273)
Net increase in short-term debt	424	369
Other financing activities	(8)	(9)
Net cash provided by financing activities	142	331
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	3	(2)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(103)	142
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	643	511
Cash, Cash Equivalents and Restricted Cash at End of Period	$540	$653

Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$322	$313
Accrued expenditures for intangible assets at March 31,	$64	$65

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2019	December 31, 2018
Assets

Current Assets
Cash and cash equivalents	$518	$621
Accounts receivable (less reserve: 2019, $61; 2018, $56)
Customer	749	663
Other	104	107
Unbilled revenues	456	496
Fuel, materials and supplies	274	303
Prepayments	157	70
Price risk management assets	109	109
Other current assets	62	63
Total Current Assets	2,429	2,432

Property, Plant and Equipment
Regulated utility plant	40,752	39,734
Less: accumulated depreciation - regulated utility plant	7,532	7,310
Regulated utility plant, net	33,220	32,424
Non-regulated property, plant and equipment	357	355
Less: accumulated depreciation - non-regulated property, plant and equipment	104	101
Non-regulated property, plant and equipment, net	253	254
Construction work in progress	1,834	1,780
Property, Plant and Equipment, net	35,307	34,458

Other Noncurrent Assets
Regulatory assets	1,666	1,673
Goodwill	3,260	3,162
Other intangibles	728	716
Pension benefit asset	715	535
Price risk management assets	172	228
Other noncurrent assets	290	192
Total Other Noncurrent Assets	6,831	6,506

Total Assets	$44,567	$43,396

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2019	December 31, 2018
Liabilities and Equity

Current Liabilities
Short-term debt	$1,428	$1,430
Long-term debt due within one year	202	530
Accounts payable	823	989
Taxes	112	110
Interest	332	278
Dividends	298	296
Customer deposits	260	257
Regulatory liabilities	100	122
Other current liabilities	506	551
Total Current Liabilities	4,061	4,563

Long-term Debt	21,114	20,069

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	2,941	2,796
Investment tax credits	125	126
Accrued pension obligations	718	771
Asset retirement obligations	267	264
Regulatory liabilities	2,700	2,714
Other deferred credits and noncurrent liabilities	469	436
Total Deferred Credits and Other Noncurrent Liabilities	7,220	7,107

Commitments and Contingent Liabilities (Notes 7 and 11)

Equity
Common stock - $0.01 par value (a)	7	7
Additional paid-in capital	11,051	11,021
Earnings reinvested	4,761	4,593
Accumulated other comprehensive loss	(3,647)	(3,964)
Total Equity	12,172	11,657

Total Liabilities and Equity	$44,567	$43,396

(a)	1,560,000 shares authorized; 721,371 and 720,323 shares issued and outstanding at March 31, 2019 and December 31, 2018.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2018	720,323	$7	$11,021	$4,593	$(3,964)	$11,657
Common stock issued	1,048		32			32
Stock-based compensation			(2)			(2)
Net income				466		466
Dividends and dividend equivalents (b)				(298)		(298)
Other comprehensive income					317	317
March 31, 2019	721,371	$7	$11,051	$4,761	$(3,647)	$12,172

December 31, 2017	693,398	$7	$10,305	$3,871	$(3,422)	$10,761
Common stock issued	3,985		115			115
Stock-based compensation			(9)			(9)
Net income				452		452
Dividends and dividend equivalents (b)				(286)		(286)
Other comprehensive income					143	143
March 31, 2018	697,383	$7	$10,411	$4,037	$(3,279)	$11,176

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.

(b)	Dividends declared per share of common stock at March 31, 2019 and March 31, 2018: $0.4125 and $0.4100.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2019	2018
Operating Revenues	$645	$639

Operating Expenses
Operation
Energy purchases	171	161
Other operation and maintenance	150	133
Depreciation	95	85
Taxes, other than income	31	32
Total Operating Expenses	447	411

Operating Income	198	228

Other Income (Expense) - net	5	6

Interest Income from Affiliate	2	—

Interest Expense	42	37

Income Before Income Taxes	163	197

Income Taxes	42	49

Net Income (a)	$121	$148

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$121	$148
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	95	85
Amortization	5	6
Defined benefit plans - expense	—	2
Deferred income taxes and investment tax credits	16	21
Other	(2)	(5)
Change in current assets and current liabilities
Accounts receivable	(25)	(30)
Accounts payable	(5)	(36)
Unbilled revenues	13	16
Prepayments	(88)	(69)
Regulatory assets and liabilities, net	(15)	5
Taxes payable	(2)	4
Other	(12)	(19)
Other operating activities
Defined benefit plans - funding	(21)	(28)
Other assets	2	(25)
Other liabilities	(1)	1
Net cash provided by operating activities	81	76

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(264)	(245)
Expenditures for intangible assets	—	(1)
Net cash used in investing activities	(264)	(246)

Cash Flows from Financing Activities
Payment of common stock dividends to parent	(120)	(72)
Net increase in short-term debt	60	213
Other financing activities	(1)	—
Net cash provided by (used in) financing activities	(61)	141

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(244)	(29)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	269	51
Cash, Cash Equivalents and Restricted Cash at End of Period	$25	$22

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$142	$147

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2019	December 31, 2018
Assets

Current Assets
Cash and cash equivalents	$23	$267
Accounts receivable (less reserve: 2019, $30; 2018, $27)
Customer	320	264
Other	19	38
Accounts receivable from affiliates	11	11
Unbilled revenues	107	120
Materials and supplies	24	25
Prepayments	86	5
Regulatory assets	11	11
Other current assets	9	9
Total Current Assets	610	750

Property, Plant and Equipment
Regulated utility plant	11,794	11,637
Less: accumulated depreciation - regulated utility plant	2,892	2,856
Regulated utility plant, net	8,902	8,781
Construction work in progress	609	586
Property, Plant and Equipment, net	9,511	9,367

Other Noncurrent Assets
Regulatory assets	809	824
Intangibles	260	260
Other noncurrent assets	53	42
Total Other Noncurrent Assets	1,122	1,126

Total Assets	$11,243	$11,243

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2019	December 31, 2018
Liabilities and Equity

Current Liabilities
Short-term debt	$60	$—
Accounts payable	373	418
Accounts payable to affiliates	48	25
Taxes	10	12
Interest	42	37
Regulatory liabilities	60	74
Other current liabilities	84	101
Total Current Liabilities	677	667

Long-term Debt	3,694	3,694

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,345	1,320
Accrued pension obligations	257	282
Regulatory liabilities	667	675
Other deferred credits and noncurrent liabilities	141	144
Total Deferred Credits and Other Noncurrent Liabilities	2,410	2,421

Commitments and Contingent Liabilities (Notes 7 and 11)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	3,158	3,158
Earnings reinvested	940	939
Total Equity	4,462	4,461

Total Liabilities and Equity	$11,243	$11,243

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at March 31, 2019 and December 31, 2018.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2018	66,368	$364	$3,158	$939	$4,461
Net income				121	121
Dividends declared on common stock				(120)	(120)
March 31, 2019	66,368	$364	$3,158	$940	$4,462

December 31, 2017	66,368	$364	$2,729	$899	$3,992
Net income				148	148
Dividends declared on common stock				(72)	(72)
March 31, 2018	66,368	$364	$2,729	$975	$4,068

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2019	2018
Operating Revenues	$845	$872

Operating Expenses
Operation
Fuel	194	214
Energy purchases	79	80
Other operation and maintenance	214	205
Depreciation	123	117
Taxes, other than income	18	17
Total Operating Expenses	628	633

Operating Income	217	239

Other Income (Expense) - net	—	(3)

Interest Expense	54	50

Interest Expense with Affiliate	7	5

Income Before Income Taxes	156	181

Income Taxes	32	39

Net Income (a)	$124	$142

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$124	$142
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	123	117
Amortization	10	5
Defined benefit plans - expense	3	3
Deferred income taxes and investment tax credits	36	8
Other	(1)	—
Change in current assets and current liabilities
Accounts receivable	8	(5)
Accounts payable	(33)	10
Accounts payable to affiliates	7	2
Unbilled revenues	21	31
Fuel, materials and supplies	29	42
Regulatory assets and liabilities, net	(10)	60
Taxes payable	(29)	7
Accrued interest	42	42
Other	(15)	(67)
Other operating activities
Defined benefit plans - funding	(21)	(108)
Expenditures for asset retirement obligations	(21)	(9)
Other assets	(2)	(3)
Other liabilities	(1)	1
Net cash provided by operating activities	270	278
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(278)	(294)
Net cash used in investing activities	(278)	(294)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliate	74	12
Issuance of long-term debt	—	100
Net decrease in short-term debt	(12)	(29)
Distributions to member	(56)	(69)
Other financing activities	—	(1)
Net cash provided by financing activities	6	13
Net Decrease in Cash and Cash Equivalents	(2)	(3)
Cash and Cash Equivalents at Beginning of Period	24	30
Cash and Cash Equivalents at End of Period	$22	$27

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$88	$124

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	March 31, 2019	December 31, 2018
Assets

Current Assets
Cash and cash equivalents	$22	$24
Accounts receivable (less reserve: 2019, $28; 2018, $27)
Customer	239	239
Other	60	63
Unbilled revenues	148	169
Fuel, materials and supplies	219	248
Prepayments	25	25
Regulatory assets	27	25
Total Current Assets	740	793

Property, Plant and Equipment
Regulated utility plant	13,806	13,721
Less: accumulated depreciation - regulated utility plant	2,146	2,125
Regulated utility plant, net	11,660	11,596
Construction work in progress	1,046	1,018
Property, Plant and Equipment, net	12,706	12,614

Other Noncurrent Assets
Regulatory assets	857	849
Goodwill	996	996
Other intangibles	75	78
Other noncurrent assets	136	82
Total Other Noncurrent Assets	2,064	2,005

Total Assets	$15,510	$15,412

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	March 31, 2019	December 31, 2018
Liabilities and Equity

Current Liabilities
Short-term debt	$69	$514
Long-term debt due within one year	202	530
Notes payable with affiliates	187	113
Accounts payable	278	366
Accounts payable to affiliates	17	9
Customer deposits	63	61
Taxes	34	63
Price risk management liabilities	4	4
Regulatory liabilities	40	48
Interest	74	32
Asset retirement obligations	73	82
Other current liabilities	122	126
Total Current Liabilities	1,163	1,948

Long-term Debt
Long-term debt	5,084	4,322
Long-term debt to affiliate	650	650
Total Long-term Debt	5,734	4,972

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	999	956
Investment tax credits	125	126
Price risk management liabilities	17	16
Accrued pension obligations	259	282
Asset retirement obligations	214	214
Regulatory liabilities	2,033	2,039
Other deferred credits and noncurrent liabilities	175	136
Total Deferred Credits and Other Noncurrent Liabilities	3,822	3,769

Commitments and Contingent Liabilities (Notes 7 and 11)

Member's Equity	4,791	4,723

Total Liabilities and Equity	$15,510	$15,412

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's Equity
December 31, 2018	$4,723
Net income	124
Distributions to member	(56)
March 31, 2019	$4,791

December 31, 2017	$4,563
Net income	142
Distributions to member	(69)
Other comprehensive income	1
March 31, 2018	$4,637

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2019	2018
Operating Revenues
Retail and wholesale	$397	$407
Electric revenue from affiliate	13	12
Total Operating Revenues	410	419

Operating Expenses
Operation
Fuel	78	79
Energy purchases	74	76
Energy purchases from affiliate	2	6
Other operation and maintenance	94	89
Depreciation	51	48
Taxes, other than income	9	9
Total Operating Expenses	308	307

Operating Income	102	112

Other Income (Expense) - net	—	(1)

Interest Expense	21	18

Income Before Income Taxes	81	93

Income Taxes	17	21

Net Income (a)	$64	$72

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$64	$72
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	51	48
Amortization	7	4
Defined benefit plans - expense	—	1
Deferred income taxes and investment tax credits	13	7
Change in current assets and current liabilities
Accounts receivable	3	2
Accounts receivable from affiliates	(4)	(7)
Accounts payable	(7)	8
Accounts payable to affiliates	(3)	(2)
Unbilled revenues	13	16
Fuel, materials and supplies	32	36
Regulatory assets and liabilities, net	(8)	28
Taxes payable	(12)	(1)
Accrued interest	13	13
Other	(1)	(16)
Other operating activities
Defined benefit plans - funding	—	(55)
Expenditures for asset retirement obligations	(4)	(5)
Other liabilities	—	(3)
Net cash provided by operating activities	157	146
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(117)	(150)
Net cash used in investing activities	(117)	(150)
Cash Flows from Financing Activities
Issuance of long-term debt	—	100
Net decrease in short-term debt	(10)	(62)
Payment of common stock dividends to parent	(30)	(34)
Other financing activities	(1)	(1)
Net cash provided by (used in) financing activities	(41)	3
Net Decrease in Cash and Cash Equivalents	(1)	(1)
Cash and Cash Equivalents at Beginning of Period	10	15
Cash and Cash Equivalents at End of Period	$9	$14

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$37	$75

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2019	December 31, 2018
Assets

Current Assets
Cash and cash equivalents	$9	$10
Accounts receivable (less reserve: 2019, $1; 2018, $1)
Customer	110	110
Other	37	30
Unbilled revenues	64	77
Accounts receivable from affiliates	28	24
Fuel, materials and supplies	95	127
Prepayments	12	12
Regulatory assets	22	21
Total Current Assets	377	411

Property, Plant and Equipment
Regulated utility plant	5,861	5,816
Less: accumulated depreciation - regulated utility plant	777	741
Regulated utility plant, net	5,084	5,075
Construction work in progress	547	514
Property, Plant and Equipment, net	5,631	5,589

Other Noncurrent Assets
Regulatory assets	435	431
Goodwill	389	389
Other intangibles	45	47
Other noncurrent assets	41	16
Total Other Noncurrent Assets	910	883

Total Assets	$6,918	$6,883

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2019	December 31, 2018
Liabilities and Equity

Current Liabilities
Short-term debt	$69	$279
Long-term debt due within one year	106	434
Accounts payable	152	172
Accounts payable to affiliates	23	26
Customer deposits	31	29
Taxes	14	26
Price risk management liabilities	4	4
Regulatory liabilities	10	17
Interest	24	11
Asset retirement obligations	24	23
Other current liabilities	42	39
Total Current Liabilities	499	1,060

Long-term Debt	1,903	1,375

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	644	628
Investment tax credits	34	34
Price risk management liabilities	17	16
Asset retirement obligations	85	80
Regulatory liabilities	911	915
Other deferred credits and noncurrent liabilities	104	88
Total Deferred Credits and Other Noncurrent Liabilities	1,795	1,761

Commitments and Contingent Liabilities (Notes 7 and 11)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,795	1,795
Earnings reinvested	502	468
Total Equity	2,721	2,687

Total Liabilities and Equity	$6,918	$6,883

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at March 31, 2019 and December 31, 2018.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2018	21,294	$424	$1,795	$468	$2,687
Net income				64	64
Cash dividends declared on common stock				(30)	(30)
March 31, 2019	21,294	$424	$1,795	$502	$2,721

December 31, 2017	21,294	$424	$1,712	$391	$2,527
Net income				72	72
Cash dividends declared on common stock				(34)	(34)
March 31, 2018	21,294	$424	$1,712	$429	$2,565

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2019	2018
Operating Revenues
Retail and wholesale	$448	$465
Electric revenue from affiliate	2	6
Total Operating Revenues	450	471

Operating Expenses
Operation
Fuel	116	135
Energy purchases	5	4
Energy purchases from affiliate	13	12
Other operation and maintenance	108	105
Depreciation	72	68
Taxes, other than income	9	8
Total Operating Expenses	323	332

Operating Income	127	139

Other Income (Expense) - net	2	(3)

Interest Expense	26	25

Income Before Income Taxes	103	111

Income Taxes	22	24

Net Income (a)	$81	$87

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$81	$87
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	72	68
Amortization	3	1
Deferred income taxes and investment tax credits	15	1
Other	(1)	—
Change in current assets and current liabilities
Accounts receivable	7	(7)
Accounts payable	(16)	11
Accounts payable to affiliates	(1)	—
Unbilled revenues	8	15
Fuel, materials and supplies	(3)	6
Regulatory assets and liabilities, net	(2)	32
Taxes payable	(3)	14
Accrued interest	22	22
Other	9	(15)
Other operating activities
Defined benefit plans - funding	—	(47)
Expenditures for asset retirement obligations	(17)	(4)
Other assets	(2)	(3)
Other liabilities	2	4
Net cash provided by operating activities	174	185
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(161)	(143)
Net cash used in investing activities	(161)	(143)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	(2)	33
Payment of common stock dividends to parent	(39)	(79)
Contributions from parent	28	—
Other financing activities	(1)	—
Net cash used in financing activities	(14)	(46)
Net Decrease in Cash and Cash Equivalents	(1)	(4)
Cash and Cash Equivalents at Beginning of Period	14	15
Cash and Cash Equivalents at End of Period	$13	$11

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$51	$48

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2019	December 31, 2018
Assets

Current Assets
Cash and cash equivalents	$13	$14
Accounts receivable (less reserve: 2019, $2; 2018, $2)
Customer	129	129
Other	22	34
Unbilled revenues	84	92
Fuel, materials and supplies	124	121
Prepayments	12	11
Regulatory assets	5	4
Total Current Assets	389	405

Property, Plant and Equipment
Regulated utility plant	7,935	7,895
Less: accumulated depreciation - regulated utility plant	1,367	1,382
Regulated utility plant, net	6,568	6,513
Construction work in progress	497	503
Property, Plant and Equipment, net	7,065	7,016

Other Noncurrent Assets
Regulatory assets	422	418
Goodwill	607	607
Other intangibles	30	31
Other noncurrent assets	96	63
Total Other Noncurrent Assets	1,155	1,119

Total Assets	$8,609	$8,540

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2019	December 31, 2018
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$235
Long-term debt due within one year	96	96
Accounts payable	113	171
Accounts payable to affiliates	52	53
Customer deposits	32	32
Taxes	21	24
Regulatory liabilities	30	31
Interest	38	16
Asset retirement obligations	49	59
Other current liabilities	49	35
Total Current Liabilities	480	752

Long-term Debt	2,458	2,225

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	755	735
Investment tax credits	91	92
Asset retirement obligations	129	134
Regulatory liabilities	1,122	1,124
Other deferred credits and noncurrent liabilities	62	36
Total Deferred Credits and Other Noncurrent Liabilities	2,159	2,121

Commitments and Contingent Liabilities (Notes 7 and 11)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,689	2,661
Earnings reinvested	515	473
Total Equity	3,512	3,442

Total Liabilities and Equity	$8,609	$8,540

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at March 31, 2019 and December 31, 2018.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2018	37,818	$308	$2,661	$473	$3,442
Capital contributions from parent			28		28
Net income				81	81
Cash dividends declared on common stock				(39)	(39)
March 31, 2019	37,818	$308	$2,689	$515	$3,512

December 31, 2017	37,818	$308	$2,616	$433	$3,357
Net income				87	87
Cash dividends declared on common stock				(79)	(79)
March 31, 2018	37,818	$308	$2,616	$441	$3,365

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Financial Statements (Unaudited)

Index to Combined Notes to Condensed Financial Statements

The notes to the condensed financial statements that follow are a combined presentation. The following list indicates the Registrants to which the footnotes apply:

Registrant
	PPL	PPL Electric	LKE	LG&E	KU
1. Interim Financial Statements	x	x	x	x	x
2. Summary of Significant Accounting Policies	x	x	x	x	x
3. Segment and Related Information	x	x	x	x	x
4. Revenue from Contracts with Customers	x	x	x	x	x
5. Earnings Per Share	x
6. Income Taxes	x	x	x	x	x
7. Utility Rate Regulation	x	x	x	x	x
8. Financing Activities	x	x	x	x	x
9. Leases	x	x	x	x	x
10. Defined Benefits	x	x	x	x	x
11. Commitments and Contingencies	x	x	x	x	x
12. Related Party Transactions		x	x	x	x
13. Other Income (Expense) - net	x
14. Fair Value Measurements	x	x	x	x	x
15. Derivative Instruments and Hedging Activities	x	x	x	x	x
16. Asset Retirement Obligations	x		x	x	x
17. Accumulated Other Comprehensive Income (Loss)	x
18. New Accounting Guidance Pending Adoption	x	x	x	x	x

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2018 is derived from that Registrant's 2018 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2018 Form 10-K. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

2. Summary of Significant Accounting Policies

(All Registrants)

The following accounting policy disclosures represent updates to Note 1 in each Registrant's 2018 Form 10-K and should be read in conjunction with those disclosures.

Restricted Cash and Cash Equivalents (PPL and PPL Electric)

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the Balance Sheets that sum to the total of the same amounts shown on the Statements of Cash Flows:

	PPL		PPL Electric
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Cash and cash equivalents	$518	$621	$23	$267
Restricted cash - current (a)	3	3	2	2
Restricted cash - noncurrent (a)	19	19	—	—
Total Cash, Cash Equivalents and Restricted Cash	$540	$643	$25	$269

(a)
Bank deposits and other cash equivalents that are restricted by agreement or that have been clearly designated for a specific purpose are classified as restricted cash. On the Balance Sheets, the current portion of restricted cash is included in "Other current assets," while the noncurrent portion is included in "Other noncurrent assets."

New Accounting Guidance Adopted

(All Registrants)

Accounting for Leases

Effective January 1, 2019, the Registrants adopted accounting guidance that requires lessees to recognize a right of use asset and lease liability for leases, unless determined to meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model for lessees, requiring leases to be classified as either operating or finance. Operating leases result in straight-line expense recognition. Currently, the Registrants only have operating leases.

Lessor accounting under the new guidance is similar to the current model, but updated to align with certain changes to the lessee model and current revenue recognition guidance. Lessors classify leases as operating, direct financing, or sales-type.

In adopting this new guidance, the Registrants elected to use the following practical expedients:

•	The Registrants did not re-assess the lease classifications or initial direct costs of existing leases. The Registrants also did not re-assess existing contracts for leases or lease classification.

•
The Registrants did not evaluate land easements that were not previously accounted for as leases under this new guidance. New land easements are evaluated under this new guidance beginning January 1, 2019.

See Note 9 for the required disclosures resulting from the adoption of this guidance.

(PPL, LKE, LG&E & KU)

The following table shows the amounts recorded on the Balance Sheets as of January 1, 2019 as a result of the adoption of this guidance using a modified retrospective transition method with transition applied as of the beginning of the period of adoption:

	PPL	LKE	LG&E	KU
Right of Use Asset (a)	$81	$56	$23	$31
Lease Liability- Current (b)	23	18	9	9
Lease Liability- Noncurrent (c)	67	46	18	26

(a)	Right of Use Assets are recorded in "Other noncurrent assets" on the Balance Sheets.

(b)	Current lease liabilities are recorded in "Other current liabilities" on the Balance Sheets.

(c)	Noncurrent lease liabilities are recorded in "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

(All Registrants)

Improvements to Accounting for Hedging Activities

Effective January 1, 2019, the Registrants adopted accounting guidance, using a modified retrospective approach, which reduces complexity when applying hedge accounting as well as improving transparency of an entity's risk management activities. This guidance eliminates the separate measurement and reporting of hedge ineffectiveness for cash flow and net investment hedges and provides for the ability to perform subsequent effectiveness assessments qualitatively. The guidance also allows entities to apply the short-cut method to partial-term fair value hedges of interest rate risk as well as expands the ability to apply the critical terms match method to cash flow hedges of groups of forecasted transactions.

See Note 15 for the additional disclosures of the income statement impacts of hedging activities required from the adoption of this standard. Disclosures related to ineffectiveness are no longer required. Other impacts of adopting this guidance were not material.

3. Segment and Related Information

(PPL)

See Note 2 in PPL's 2018 Form 10-K for a discussion of reportable segments and related information.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the periods ended March 31 are as follows:

	Three Months
	2019	2018
Operating Revenues from external customers
U.K. Regulated	$583	$615
Kentucky Regulated	845	872
Pennsylvania Regulated	645	639
Corporate and Other	6	—
Total	$2,079	$2,126

Net Income
U.K. Regulated (a)	$264	$197
Kentucky Regulated	117	133
Pennsylvania Regulated	121	148
Corporate and Other	(36)	(26)
Total	$466	$452

(a)	Includes unrealized gains and losses from hedging foreign currency economic activity. See Note 15 for additional information.

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated Balance Sheets as of:

	March 31, 2019	December 31, 2018
Assets
U.K. Regulated (a) (b)	$17,753	$16,700
Kentucky Regulated	15,176	15,078
Pennsylvania Regulated	11,260	11,257
Corporate and Other (c)	378	361
Total	$44,567	$43,396

(a)	Includes $13.1 billion and $12.4 billion of net PP&E as of March 31, 2019 and December 31, 2018. WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP.

(b)	Includes $2.5 billion and $2.4 billion of goodwill as of March 31, 2019 and December 31, 2018. The change is due to the effect of foreign currency exchange rates.

(c)	Primarily consists of unallocated items, including cash, PP&E, goodwill, the elimination of inter-segment transactions as well as the assets of Safari Energy.

(PPL Electric, LKE, LG&E and KU)

PPL Electric has two operating segments, distribution and transmission, which are aggregated into a single reportable segment. LKE, LG&E and KU are individually single operating and reportable segments.

4. Revenue from Contracts with Customers

(All Registrants)

See Note 3 in PPL's 2018 Form 10-K for a discussion of the principal activities from which the Registrants and PPL’s segments generate their revenues.

The following tables reconcile "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the periods ended March 31.

	Three Months
	2019
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$2,079	$645	$845	$410	$450
Revenues derived from:
Alternative revenue programs (b)	(6)	(4)	(2)	(2)	—
Other (c)	(10)	(3)	(4)	(1)	(3)
Revenues from Contracts with Customers	$2,063	$638	$839	$407	$447

	Three Months
	2018
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$2,126	$639	$872	$419	$471
Revenues derived from:
Alternative revenue programs (b)	32	2	30	14	16
Other (c)	(16)	(4)	(5)	(1)	(4)
Revenues from Contracts with Customers	$2,142	$637	$897	$432	$483

(a)
PPL includes $583 million and $615 million for the three months ended March 31, 2019 and 2018 of revenues from external customers reported by the U.K. Regulated segment. PPL Electric and LKE represent revenues from external customers reported by the Pennsylvania Regulated and Kentucky Regulated segments. See Note 3 for additional information.

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

As discussed in Note 2 in PPL's 2018 Form 10-K, PPL's segments are segmented by geographic location. Revenues from external customers for each segment/geographic location are reconciled to revenues from contracts with customers in the table above.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended March 31.

	Three Months
	2019
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$556	$—	$—	$—	$—
Residential	778	407	371	189	182
Commercial	319	95	224	121	103
Industrial	150	17	133	44	89
Other (b)	114	14	70	33	37
Wholesale - municipal	28	—	28	—	28
Wholesale - other (c)	13	—	13	20	8
Transmission	105	105	—	—	—
Revenues from Contracts with Customers	$2,063	$638	$839	$407	$447

	Three Months
	2018
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$584	$—	$—	$—	$—
Residential	804	408	396	197	199
Commercial	325	98	227	124	103
Industrial	155	13	142	44	98
Other (b)	105	13	68	31	37
Wholesale - municipal	30	—	30	—	30
Wholesale - other (c)	34	—	34	36	16
Transmission	105	105	—	—	—
Revenues from Contracts with Customers	$2,142	$637	$897	$432	$483

(a)	Represents customers of WPD.

(b)	Primarily includes revenues from pole attachments, street lighting, other public authorities and other non-core businesses.

(c)	Includes wholesale power and transmission revenues. LG&E and KU amounts include intercompany power sales and transmission revenues, which are eliminated upon consolidation at LKE.

PPL Electric's revenues from contracts with customers are further disaggregated by distribution and transmission, which were $533 million and $105 million for the three months ended March 31, 2019 and $532 million and $105 million for the three months ended March 31, 2018.

Contract receivables from customers are primarily included in "Accounts receivable - Customer" and "Unbilled revenues" on the Balance Sheets.

The following table shows the accounts receivable balances that were impaired for the periods ended March 31.

	2019	2018
PPL	$9	$10
PPL Electric	6	7
LKE	2	2
LG&E	1	1
KU	1	1

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers.

	PPL	PPL Electric	LKE	LG&E	KU
Contract liabilities at December 31, 2018	$42	$23	$9	$5	$4
Contract liabilities at March 31, 2019	37	14	7	4	3
Revenue recognized during the three months ended March 31, 2019 that was included in the contract liability balance at December 31, 2018	25	11	9	5	4

	PPL	PPL Electric	LKE	LG&E	KU
Contract liabilities at December 31, 2017	$29	$19	$8	$4	$4
Contract liabilities at March 31, 2018	20	11	7	3	4
Revenue recognized during the three months ended March 31, 2018 that was included in the contract liability balance at December 31, 2017	17	8	8	4	4

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

At March 31, 2019, PPL had $46 million of performance obligations attributable to Corporate and Other that have not been satisfied. Of this amount, PPL expects to recognize approximately $26 million within the next 12 months.

5. Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the applicable period. Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding, increased by incremental shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares as calculated using the Treasury Stock Method. Incremental non-participating securities that have a dilutive impact are detailed in the table below. In 2019, these securities also included the PPL common stock forward sale agreements entered into in May 2018. See Note 8 in PPL's 2018 Form 10-K for additional information on these agreements. The forward sale agreements are dilutive under the Treasury Stock Method to the extent the average stock price of PPL's common shares exceeds the forward sale price prescribed in the agreements.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended March 31 used in the EPS calculation are:

	Three Months
	2019	2018
Income (Numerator)
Net income	$466	$452
Less amounts allocated to participating securities	—	1
Net income available to PPL common shareowners - Basic and Diluted	$466	$451

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	721,023	694,514
Add incremental non-participating securities:
Share-based payment awards	1,023	808
Forward sale agreements	7,907	—
Weighted-average shares - Diluted EPS	729,953	695,322

Basic EPS
Net Income available to PPL common shareowners	$0.65	$0.65

Diluted EPS
Net Income available to PPL common shareowners	$0.64	$0.65

For the periods ended March 31, PPL issued common stock related to stock-based compensation plans and the DRIP as follows (in thousands):

	Three Months
	2019	2018
Stock-based compensation plans (a)	590	476
DRIP	458	485

(a)	Includes stock options exercised, vesting of performance units, vesting of restricted stock units and conversion of stock units granted to directors.

For the periods ended March 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months
	2019	2018
Stock options	—	230
Restricted stock units	—	20

6. Income Taxes

Reconciliations of income taxes for the periods ended March 31 are as follows.

(PPL)
	Three Months
	2019	2018
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$124	$119
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	13	15
Valuation allowance adjustments	7	7
Impact of lower U.K. income tax rates	(8)	(7)
Amortization of excess deferred federal and state income taxes	(11)	(10)
Other	1	(7)
Total increase (decrease)	2	(2)
Total income taxes	$126	$117

(PPL Electric)
	Three Months
	2019	2018
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$34	$41
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	13	15
Amortization of excess deferred income taxes	(4)	(5)
Other	(1)	(2)
Total increase (decrease)	8	8
Total income taxes	$42	$49

(LKE)
	Three Months
	2019	2018
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$33	$38
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	6	8
Amortization of excess deferred federal and state income taxes	(6)	(5)
Other	(1)	(2)
Total increase (decrease)	(1)	1
Total income taxes	$32	$39

(a)	The Kentucky corporate income tax rate was reduced from 6% to 5%, as enacted by HB 487, which became law in April 2018 and is effective for taxable years beginning January 1, 2018.

(LG&E)
	Three Months
	2019	2018
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$17	$20
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	3	4
Amortization of excess deferred federal and state income taxes	(3)	(2)
Other	—	(1)
Total increase (decrease)	—	1
Total income taxes	$17	$21

(a)	The Kentucky corporate income tax rate was reduced from 6% to 5%, as enacted by HB 487, which became law in April 2018 and is effective for taxable years beginning January 1, 2018.

(KU)
	Three Months
	2019	2018
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$22	$23
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	4	5
Amortization of excess deferred federal and state income taxes	(3)	(3)
Other	(1)	(1)
Total increase (decrease)	—	1
Total income taxes	$22	$24

(a)	The Kentucky corporate income tax rate was reduced from 6% to 5%, as enacted by HB 487, which became law in April 2018 and is effective for taxable years beginning January 1, 2018.

Other

U.S. Tax Reform (All Registrants)

The IRS issued proposed regulations for certain provisions of the TCJA in 2018, including interest deductibility and Global Intangible Low-Taxed Income (GILTI). PPL has determined that the proposed regulations related to GILTI do not materially change PPL's current interpretation of the statutory impact of these rules on the company. Proposed regulations relating to the limitation on the deductibility of interest expense were issued in November 2018 and such regulations provide detailed rules implementing the broader statutory provisions. These proposed regulations should not apply to the Registrants until the year in which the regulations are issued in final form, which is expected to be 2019. It is uncertain what form the final regulations will take and, therefore, the Registrants cannot predict what impact the final regulations will have on the tax deductibility of interest expense. However, if the proposed regulations were issued as final in their current form, the Registrants could have a limitation on a portion of their interest expense deduction for tax purposes and such limitation could be significant. PPL expressed its views on these proposed regulations in a comment letter addressed to the IRS on February 26, 2019.

7. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Current Regulatory Assets:
Gas supply clause	$12	$12	$—	$—
Smart meter rider	11	11	11	11
Plant outage costs	13	10	—	—
Other	2	3	—	—
Total current regulatory assets (a)	$38	$36	$11	$11

Noncurrent Regulatory Assets:
Defined benefit plans	$953	$963	$553	$558
Taxes recoverable through future rates	—	3	—	3
Storm costs	51	56	20	22
Unamortized loss on debt	43	45	20	22
Interest rate swaps	21	20	—	—
Terminated interest rate swaps	85	87	—	—
Accumulated cost of removal of utility plant	200	200	200	200
AROs	288	273	—	—
Act 129 compliance rider	16	19	16	19
Other	9	7	—	—
Total noncurrent regulatory assets	$1,666	$1,673	$809	$824

	PPL		PPL Electric
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Current Regulatory Liabilities:
Generation supply charge	$24	$33	$24	$33
Transmission service charge	7	3	7	3
Environmental cost recovery	13	16	—	—
Universal service rider	20	27	20	27
Transmission formula rate	—	3	—	3
TCJA customer refund	9	20	4	3
Storm damage expense rider	4	5	4	5
Generation formula rate	8	7	—	—
Other	15	8	1	—
Total current regulatory liabilities	$100	$122	$60	$74

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$675	$674	$—	$—
Power purchase agreement - OVEC	57	59	—	—
Net deferred taxes	1,809	1,826	619	629
Defined benefit plans	40	37	7	5
Terminated interest rate swaps	70	72	—	—
TCJA customer refund (b)	41	41	41	41
Other	8	5	—	—
Total noncurrent regulatory liabilities	$2,700	$2,714	$667	$675

	LKE		LG&E		KU
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Current Regulatory Assets:
Plant outage costs	$13	$10	$9	$7	$4	$3
Gas supply clause	12	12	12	12	—	—
Other	2	3	1	2	1	1
Total current regulatory assets	$27	$25	$22	$21	$5	$4

Noncurrent Regulatory Assets:
Defined benefit plans	$400	$405	$245	$249	$155	$156
Storm costs	31	34	18	20	13	14
Unamortized loss on debt	23	23	15	15	8	8
Interest rate swaps	21	20	21	20	—	—
Terminated interest rate swaps	85	87	50	51	35	36
AROs	288	273	84	75	204	198
Other	9	7	2	1	7	6
Total noncurrent regulatory assets	$857	$849	$435	$431	$422	$418

	LKE		LG&E		KU
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Current Regulatory Liabilities:
Environmental cost recovery	$13	$16	$5	$6	$8	$10
TCJA customer refund	5	17	2	7	3	10
Generation formula rate	8	7	—	—	8	7
Other	14	8	3	4	11	4
Total current regulatory liabilities	$40	$48	$10	$17	$30	$31

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$675	$674	$278	$279	$397	395
Power purchase agreement - OVEC	57	59	40	41	17	18
Net deferred taxes	1,190	1,197	554	557	636	640
Defined benefit plans	33	32	—	—	33	32
Terminated interest rate swaps	70	72	35	36	35	36
Other	8	5	4	2	4	3
Total noncurrent regulatory liabilities	$2,033	$2,039	$911	$915	$1,122	$1,124

(a)	For PPL, these amounts are included in "Other current assets" on the Balance Sheets.

(b)
Relates to amounts owed to PPL Electric customers as a result of the reduced U.S. federal corporate income tax rate as enacted by the TCJA, for the period of January 1, 2018 through June 30, 2018 which is not yet reflected in distribution customer rates. The initial liability was recorded during the second quarter of 2018. The distribution method back to customers of this liability must be proposed to the PUC at the earlier of May 2021 or PPL Electric’s next rate case.

Regulatory Matters

Kentucky Activities

(PPL, LKE, LG&E and KU)

Rate Case Proceedings

On September 28, 2018, LG&E and KU filed requests with the KPSC for an increase in annual base electricity rates of approximately $112 million at KU and increases in annual base electricity and gas rates of approximately $35 million and $25 million at LG&E. LG&E’s and KU’s applications also sought to include changes associated with the TCJA and state tax reform in the calculation of the proposed base rates and to terminate the TCJA bill credit mechanism when new base rates go into effect. The elimination of the TCJA bill credit mechanism will result in an estimated annual electricity revenue increase of approximately $58 million at KU and increases in electricity and gas revenues of approximately $40 million and $12 million at LG&E. The applications are based on a forecasted test year of May 1, 2019 through April 30, 2020 with a requested return-on-equity of 10.42%.

On March 1, 2019, LG&E and KU, along with substantially all intervening parties to the proceeding, filed stipulation and recommendation agreements (stipulations) with the KPSC resolving all material issues with the parties. In addition to terminating the TCJA bill credit mechanism, the proposed stipulations provided for increases in annual revenue requirements associated with base electricity rates of approximately $58 million at KU and increases in annual base electricity and gas rates of approximately $4 million and $20 million at LG&E, based on a return-on-equity of 9.725%.

On April 30, 2019, the KPSC issued orders ruling on open issues and approving the proposed stipulations filed in March 2019. The orders provide for increases in annual revenue requirements associated with base electricity rates of $56 million at KU and increases associated with base electricity and gas rates of $2 million and $19 million at LG&E. With the termination of the TCJA bill credit mechanism, this represents annual revenue increases of $187 million ($114 million at KU and $73 million at LG&E). The new base rates and all elements of the orders became effective on May 1, 2019.

Federal Matters

FERC Transmission Rate Filing

(PPL, LKE, LG&E and KU)

In August 2018, LG&E and KU submitted an application to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E’s and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application seeks termination of LG&E's and KU's commitment to provide mitigation for certain horizontal market power concerns arising out of the 1998 merger for certain transmission service between MISO and LG&E and KU. The affected transmission customers are a limited number of municipal entities in Kentucky. The amounts at issue are generally waivers or credits granted to such customers for either LG&E and KU or MISO transmission charges incurred depending upon the direction of certain transmission service incurred by the municipalities. Due to the development of robust, accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. On March 21, 2019, the FERC issued an Order granting LG&E's and KU's request to remove the on-going credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which transition mechanism will be subject to FERC review and approval. LG&E and KU are currently evaluating the Order. LG&E and KU currently receive recovery of waivers and credits provided through other rate mechanisms.

(PPL and PPL Electric)

In April 2019, PPL Electric filed its annual transmission formula rate update with the FERC, reflecting a revised revenue requirement, which includes the impact of the TCJA. The filing establishes the revenue requirement used to set rates that will take effect in June 2019.

Transmission Customer Complaint (PPL, LKE, LG&E and KU)

In September 2018, a transmission customer filed a complaint with the FERC against LG&E and KU alleging LG&E and KU have violated and continue to violate their obligations under an existing rate schedule to credit this customer for certain transmission charges from MISO. In October 2018, LG&E and KU filed an answer to the complaint arguing such MISO transmission transactions are not covered by the rate schedule, and the amounts in question are not eligible for credits. On February 21, 2019, the FERC issued an Order concluding that the MISO transmission charges in question did qualify for credits under the rate schedule, and required LG&E and KU to reimburse the customer for the eligible credits. The reimbursement was not significant and was completed by LG&E and KU in March 2019. LG&E and KU currently receive recovery for such credits through other rate mechanisms.

TCJA Impact on FERC Rates (All Registrants)

In November 2018, the FERC issued a Policy Statement stating that the appropriate ratemaking treatment for changes in accumulated deferred income taxes as a result of the TCJA will be addressed in a Notice of Proposed Rulemaking. Also in November 2018, the FERC issued the Notice of Proposed Rulemaking which proposes that public utility transmission providers include mechanisms in their formula rates to deduct excess accumulated deferred income taxes from, or add deficient accumulated deferred income taxes to, rate base and adjust their income tax allowances by amortized excess or deficient accumulated deferred income taxes. The Notice of Proposed Rulemaking did not prescribe the mechanism companies should use to adjust their formula rates.

LG&E and KU are currently assessing the Notice of Proposed Rulemaking and are continuing to monitor guidance issued by the FERC. On February 5, 2019, in connection with a separate element of federal and Kentucky state tax reform effects, LG&E and KU filed a request with the FERC to amend their transmission formula rates, effective June 1, 2019, to incorporate reductions to corporate income tax rates as a result of the TCJA and HB 487. LG&E and KU do not anticipate the impact of the TCJA and HB 487 related to their FERC-jurisdictional rates to be significant.

On February 28, 2019, PPL Electric filed with the FERC proposed revisions to its transmission formula rate template pursuant to Section 205 of the Federal Power Act and Section 35.13 of the Rules and Regulation of the FERC. Specifically, PPL Electric proposed to modify its formula rate to permit the return or recovery of excess or deficient accumulated deferred income taxes (ADIT) resulting from the TCJA and permit PPL Electric to prospectively account for the income tax expense associated with the depreciation of the equity component of the AFUDC. On April 29, 2019, the FERC accepted the proposed revisions to the formula rate template, which will be effective June 1, 2019, as well as the proposed adjustments to accumulated deferred income taxes, effective January 1, 2018. The changes related to ADIT impacting the transmission formula rate revenues have not been significant since the new rate went into effect on June 1, 2018.

Other

Purchase of Receivables Program

(PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During the three months ended March 31, 2019 and 2018, PPL Electric purchased $348 million and $376 million of accounts receivable from alternate suppliers.

8. Financing Activities

Credit Arrangements and Short-term Debt

(All Registrants)

The Registrants maintain credit facilities to enhance liquidity, provide credit support and act as a backstop to commercial paper programs. For reporting purposes, on a consolidated basis, the credit facilities and commercial paper programs of PPL Electric, LKE, LG&E and KU also apply to PPL and the credit facilities and commercial paper programs of LG&E and KU also apply to LKE. The amounts listed in the borrowed column below are recorded as "Short-term debt" on the Balance Sheets, except for amounts borrowed under LG&E's Term Loan Facility which are recorded as "Long-term debt" on the March 31, 2019 Balance Sheet and as "Long-term debt due within one year" on the December 31, 2018 Balance Sheet. The following credit facilities were in place at:

	March 31, 2019					December 31, 2018
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
U.K.
WPD plc
Syndicated Credit Facility (a)	Jan. 2023	£210	£151	£—	£57	£157	£—
WPD (South West)
Syndicated Credit Facility	July 2021	245	—	—	245	—	—
WPD (East Midlands)
Syndicated Credit Facility (b)	July 2021	300	99	—	201	38	—
WPD (West Midlands)
Syndicated Credit Facility	July 2021	300	—	—	300	—	—
Uncommitted Credit Facilities		100	—	4	96	—	4
Total U.K. Credit Facilities (c)		£1,155	£250	£4	£899	£195	£4
U.S.
PPL Capital Funding
Syndicated Credit Facility	Jan. 2024	$1,450	$—	$968	$482	$—	$669
Bilateral Credit Facility	Mar. 2020	100	—	15	85	—	15
Total PPL Capital Funding Credit Facilities		$1,550	$—	$983	$567	$—	$684

	March 31, 2019					December 31, 2018
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL Electric
Syndicated Credit Facility	Jan. 2024	$650	$—	$61	$589	$—	$1

LG&E
Syndicated Credit Facility	Jan. 2024	$500	$—	$269	$231	$—	$279
Term Loan Credit Facility (d)	Oct. 2019	200	200	—	—	200	—
Total LG&E Credit Facilities		$700	$200	$269	$231	$200	$279

KU
Syndicated Credit Facility	Jan. 2024	$400	$—	$233	$167	$—	$235
Letter of Credit Facility	Oct. 2020	198	—	198	—	—	198
Total KU Credit Facilities		$598	$—	$431	$167	$—	$433

(a)
The amounts borrowed at March 31, 2019 and December 31, 2018 were USD-denominated borrowings of $200 million for both periods, which bore interest at 3.32% and 3.17%. The unused capacity reflects the amount borrowed in GBP of £153 million as of the date borrowed.

(b)	The amounts borrowed at March 31, 2019 and December 31, 2018 were GBP-denominated borrowings which equated to $131 million and $48 million and bore interest at 1.13% and 1.12%.

(c)	At March 31, 2019, the unused capacity under the U.K. credit facilities was $1.2 billion.

(d)	At March 31, 2019, amounts borrowed were reclassified to "Long-term debt" on the Balance Sheets as a result of the April 2019 long-term debt issuances discussed below.

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances are included in "Short-term debt" on the Balance Sheets, except for certain LG&E and KU issuances noted below, and are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	March 31, 2019				December 31, 2018
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding	2.88%	$1,500	$968	$532	2.82%	$669
PPL Electric	2.75%	650	60	590		—
LG&E (a)	2.75%	350	269	81	2.94%	279
KU (b)	2.75%	350	233	117	2.94%	235
Total		$2,850	$1,530	$1,320		$1,183

(a)
At March 31, 2019, $200 million of outstanding commercial paper issuances were reclassified to "Long-term debt" on the Balance Sheets as a result of the April 2019 long-term debt issuances discussed below.

(b)	At March 31, 2019, outstanding commercial paper issuances were reclassified to "Long-term debt" on the Balance Sheets as a result of the April 2019 long-term debt issuances discussed below.

(PPL Electric, LKE, LG&E, and KU)

See Note 12 for discussion of intercompany borrowings.

Long-term Debt

(PPL, LKE and LG&E)

In April 2019, LG&E issued $400 million of 4.25% First Mortgage Bonds due 2049. LG&E received proceeds of $396 million, net of discounts and underwriting fees, which were used to repay commercial paper and LG&E's term loan.

In April 2019, the County of Jefferson, Kentucky remarketed $128 million of Pollution Control Revenue Bonds, 2001 Series A (Louisville Gas and Electric Company Project) due 2033 previously issued on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 1.85% through their mandatory purchase date of April 1, 2021.

(PPL, LKE and KU)

In April 2019, KU reopened its 4.375% First Mortgage Bonds due 2045 and issued an additional $300 million of this series. KU received proceeds of $303 million, including premiums and underwriting fees, which were used to repay commercial paper and for other general corporate purposes.

(PPL)

Equity Securities

ATM Program

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program; including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the three months ended March 31, 2019.

Distributions

In February 2019, PPL declared a quarterly common stock dividend, payable April 1, 2019, of 41.25 cents per share (equivalent to $1.65 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

9. Leases

(All Registrants)

The Registrants determine whether contractual arrangements contain a lease by evaluating whether those arrangements either implicitly or explicitly identify an asset, whether the Registrants have the right to obtain substantially all of the economic benefits from use of the asset throughout the term of the arrangement, and whether the Registrants have the right to direct the use of the asset. Renewal options are included in the lease term if it is reasonably certain the Registrants will exercise those options. Periods for which the Registrants are reasonably certain not to exercise termination options are also included in the lease term. The Registrants have certain agreements with lease and non-lease components, such as office space leases, which are generally accounted for separately.

LKE, LG&E and KU have entered into various operating leases primarily for office space, vehicles and railcars. The leases generally have fixed payments with expiration dates ranging from 2019 to 2025, some of which have options to extend the leases from one year to ten years and some have options to terminate at LKE's, LG&E's and KU's discretion. For leases that existed as of December 31, 2018, payments associated with renewal options are not included in the measurement of the lease liability and right of use (ROU) asset.

WPD and Safari Energy have entered into various operating leases primarily for office space, land easements and telecom assets. These leases generally have fixed payments with expiration dates ranging from 2019 through 2028, except for the land agreements which extend through 2116.

PPL Electric also has operating leases which do not have a significant impact to its operations.

Short-term Leases

Short-term leases are leases with a term that is 12 months or less and do not include a purchase option to extend the initial term of the lease to greater than 12 months that the Registrants are reasonably certain to exercise. The Registrants have made an accounting policy election to not recognize the ROU asset and the lease liability arising from leases classified as short-term. Expenses related to short-term leases are included in the tables below.

Discount Rate

The discount rate for a lease is the rate implicit in the lease unless that rate cannot be readily determined. In that case, the Registrants are required to use their incremental borrowing rate, which is the rate the Registrants would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.

The Registrants receive secured borrowing rates from financial institutions based on their applicable credit profiles. The Registrants use the secured rate which corresponds with the term of the applicable lease.

Practical Expedients

See Note 2 for information on the adoption of the new lease guidance as well as the practical expedients the Registrants have elected as part of the transition.

(PPL, LKE, LG&E and KU)

Lessee Transactions

The following table provides the components of lease cost for the Registrants' operating leases for the three months ended March 31, 2019.

	PPL	LKE	LG&E	KU
Lease cost:
Operating lease cost	$8	$7	$4	$3
Short-term lease cost	1	—	—	—
Total lease cost	$9	$7	$4	$3

The following table provides other key information related to the Registrants' operating leases at March 31, 2019.

	PPL	LKE	LG&E	KU
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8	$7	$4	$3
Right-of-use asset obtained in exchange for new operating lease liabilities	4	4	1	3

The following table provides the total future minimum rental payments for operating leases, as well as a reconciliation of these undiscounted cash flows to the lease liabilities recognized on the Balance Sheets as of March 31, 2019.

	PPL	LKE	LG&E	KU
2019	$23	$19	$8	$11
2020	20	15	6	8
2021	14	11	4	6
2022	10	7	3	4
2023	7	6	3	3
2024	7	5	2	3
Thereafter	23	5	2	3
Total	$104	$68	$28	$38

Weighted-average discount rate	3.74%	3.93%	3.8%	4.01%
Weighted-average remaining lease term (in years)	9	5	5	4
Current lease liabilities (a)	$21	$16	$7	$9
Non-current lease liabilities (a)	64	43	18	24
Right-of-use assets (b)	76	51	20	29

(a)
Current lease liabilities are included in "Other Current Liabilities" on the Balance Sheets. Non-current lease liabilities are included in "Other deferred credits and noncurrent liabilities" on the Balance Sheets. The difference between the total future minimum lease payments and the recorded lease liabilities is due to the impact of discounting.

(b)	Right-of-use assets are included in "Other noncurrent assets" on the Balance Sheets.

At December 31, 2018, the total future minimum rental payments for all operating leases were estimated to be:

	PPL	LKE	LG&E	KU
2019	$26	$20	$10	$10
2020	21	15	6	9
2021	15	11	4	7
2022	13	7	3	4
2023	8	6	3	3
Thereafter	33	11	4	6
Total	$116	$70	$30	$39

Lessor Transactions

Third parties lease land from LKE, LG&E and KU at certain generation plants to produce refined coal used in generation of electricity. The leases are operating leases and expire in 2021. Payments are allocated among lease and non-lease components as stated in the agreements. Lease payments are fixed or are determined based on the amount of refined coal used in electricity generation at the facility. Payments received are primarily recorded as a regulatory liability and are amortized in accordance with regulatory approvals.

WPD leases property and telecom assets to third parties, which generally expire through 2029. These leases are operating leases. Generally, lease payments are fixed and include only a lease component.

At March 31, 2019, PPL, LKE and KU expect to receive the following lease payments over the remaining term of their operating lease agreements:

	PPL	LKE	KU
2019	$11	$6	$6
2020	13	7	7
2021	10	5	5
2022	4	—	—
2023	4	1	—
2024	4	—	—
Thereafter	12	—	—
Total	$58	$19	$18

Lease income recognized for the three months ended March 31, 2019	$4	$2	$2

10. Defined Benefits

(PPL, LKE and LG&E)

Certain net periodic defined benefit costs are applied to accounts that are further distributed among capital, expense and regulatory assets, including certain costs allocated to applicable subsidiaries for plans sponsored by PPL Services and LKE. Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL and its subsidiaries, LKE, and LG&E for the periods ended March 31:

	Pension Benefits
	Three Months
	U.S.		U.K.
	2019	2018	2019	2018
PPL
Service cost	$13	$16	$17	$21
Interest cost	41	39	47	47
Expected return on plan assets	(61)	(62)	(148)	(150)
Amortization of:
Prior service cost	2	2	—	—
Actuarial loss	13	22	24	39
Net periodic defined benefit costs (credits) before settlements	8	17	(60)	(43)
Settlements	1	—	—	—
Net periodic defined benefit costs (credits)	$9	$17	$(60)	$(43)

	Pension Benefits
	Three Months
	2019	2018
LKE
Service cost	$6	$7
Interest cost	16	16
Expected return on plan assets	(25)	(26)
Amortization of:
Prior service cost	2	2
Actuarial loss (a)	4	10
Net periodic defined benefit costs	$3	$9

(a)
As a result of treatment approved by the KPSC, the difference between actuarial loss calculated in accordance with LKE's accounting policy and actuarial loss calculated using a 15-year amortization period was $4 million for the three months ended March 31, 2018. This difference is recorded as a regulatory asset.

	Pension Benefits
	Three Months
	2019	2018
LG&E
Interest cost	3	3
Expected return on plan assets	(6)	(5)
Amortization of:
Prior service cost	1	1
Actuarial loss (a)	2	2
Net periodic defined benefit costs	$—	$1

(a)
As a result of treatment approved by the KPSC, the difference between actuarial loss calculated in accordance with LG&E's accounting policy and actuarial loss calculated using a 15-year amortization period was $1 million for the three months ended March 31, 2018. This difference is recorded as a regulatory asset.

	Other Postretirement Benefits
	Three Months
	2019	2018
PPL
Service cost	$1	$1
Interest cost	6	3
Expected return on plan assets	(5)	(4)
Amortization of prior service cost	—	(1)
Net periodic defined benefit costs	$2	$(1)

LKE
Service cost	$1	$1
Interest cost	2	2
Expected return on plan assets	(2)	(2)
Net periodic defined benefit costs	$1	$1

(PPL Electric, LG&E and KU)

In addition to the specific plan it sponsors, LG&E is allocated costs of defined benefit plans sponsored by LKE. PPL Electric and KU do not directly sponsor any defined benefit plans. PPL Electric is allocated costs of defined benefit plans sponsored by PPL Services and KU is allocated costs of defined benefit plans sponsored by LKE. LG&E and KU are also allocated costs of defined benefit plans from LKS for defined benefit plans sponsored by LKE. See Note 12 for additional information on costs allocated to LG&E and KU from LKS. These allocations are based on participation in those plans, which management believes are reasonable. For the periods ended March 31, PPL Services allocated the following net periodic defined benefit costs to PPL Electric, and LKE allocated the following net periodic defined benefit costs to LG&E and KU:

	Three Months
	2019	2018
PPL Electric	$3	$4
LG&E	1	2
KU	—	1

(All Registrants)

The non-service cost components of net periodic defined benefit costs (credits) (interest cost, expected return on plan assets, amortization of prior service cost and amortization of actuarial gain and loss) are presented in "Other Income (Expense) - net" on the Statements of Income. See Note 13 for additional information.

11. Commitments and Contingencies

Legal Matters

(All Registrants)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities, unless otherwise noted.

Talen Litigation (PPL)

Background

In September 2013, one of PPL's former subsidiaries, PPL Montana entered into an agreement to sell its hydroelectric generating facilities. In June 2014, PPL and PPL Energy Supply, the parent company of PPL Montana, entered into various definitive agreements with affiliates of Riverstone to spin off PPL Energy Supply and ultimately combine it with Riverstone's competitive power generation businesses to form a stand-alone company named Talen Energy. In November 2014, after executing the spinoff agreements but prior to the closing of the spinoff transaction, PPL Montana closed the sale of its hydroelectric generating facilities. Subsequently, on June 1, 2015, the spinoff of PPL Energy Supply was completed. Following the spinoff transaction, PPL had no continuing ownership interest in or control of PPL Energy Supply. In connection with the spinoff transaction, PPL Montana became Talen Montana, LLC (Talen Montana), a subsidiary of Talen Energy. Talen Energy Marketing also became a subsidiary of Talen Energy as a result of the June 2015 spinoff of PPL Energy Supply. Talen Energy has owned and operated both Talen Montana and Talen Energy Marketing since the spinoff. At the time of the spinoff, affiliates of Riverstone acquired a 35% ownership interest in Talen Energy. Riverstone subsequently acquired the remaining interests in Talen Energy in a take private transaction in December 2016.

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

Talen Montana Retirement Plan and Talen Energy Marketing, LLC, Individually and on Behalf of All Others Similarly Situated v. PPL Corporation et al.

Also on October 29, 2018, Talen Montana Retirement Plan and Talen Energy Marketing filed a putative class action complaint on behalf of current and contingent creditors of Talen Montana who allegedly suffered harm or allegedly will suffer reasonably foreseeable harm as a result of the November 2014 distribution. The action was filed in the Sixteenth Judicial District of the State of Montana, Rosebud County, against PPL and certain of its affiliates and current and former officers and directors (Talen Putative Class Action). The plaintiffs assert claims for, among other things, fraudulent transfer, both actual and constructive; recovery against subsequent transferees; civil conspiracy; aiding and abetting tortious conduct; and unjust enrichment. They are seeking avoidance of the purportedly fraudulent transfer, unspecified damages, including punitive damages, the imposition of a constructive trust, and other relief. In December 2018, PPL removed the Talen Putative Class Action from the Sixteenth Judicial District of the State of Montana to the United States District Court for the District of Montana, Billings Division. In January 2019, the plaintiffs moved to remand the Talen Putative Class Action back to state court, and dismissed without prejudice all current and former PPL Corporation directors from the case. The parties are proceeding with limited discovery in connection with the motion to remand.

PPL Corporation et al. vs. Riverstone Holdings LLC, Talen Energy Corporation et al.

On November 30, 2018, PPL, certain PPL affiliates, and certain current and former officers and directors (PPL plaintiffs) filed a complaint in the Court of Chancery of the State of Delaware seeking various forms of relief against Riverstone, Talen Energy and certain of their affiliates (Delaware Action). In the complaint, the PPL plaintiffs ask the Delaware Court of Chancery for declaratory and injunctive relief. This includes a declaratory judgment that, under the separation agreement governing the spinoff of PPL Energy Supply, all related claims that arise must be heard in Delaware; that the statute of limitations in Delaware and the spinoff agreement bar these claims at this point; that PPL is not liable for the claims in either the Talen Direct Action or the Talen Putative Class Action as PPL Montana was solvent at all relevant times; and that the separation agreement requires that Talen Energy indemnify PPL for all losses arising from the debts of Talen Montana, among other things. PPL's complaint also seeks damages against Riverstone for interfering with the separation agreement and against Riverstone affiliates for breach of the implied covenant of good faith and fair dealing. The complaint was subsequently amended on January 11, 2019 and March 20, 2019, including to add claims related to indemnification with respect to the Talen Direct Action and the Talen Putative Class Action (together, the Montana Actions), request a declaration that the Montana Actions are time-barred under the spinoff agreements, and allege additional facts to support the tortious interference claim. On April 19, 2019, the defendants filed motions to dismiss the amended complaint.

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

PPL believes that it has meritorious defenses to the claims made in the Montana Actions and intends to continue to vigorously defend against these actions. The Montana Actions and the Delaware Action are all in the early stages of litigation; at this time, PPL cannot predict the outcome of these matters or estimate the range of possible losses, if any, that PPL might incur as a result of the claims, although they could be material.

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

E.W. Brown Environmental Claims (PPL, LKE and KU)

In July 2017, the Kentucky Waterways Alliance and the Sierra Club filed a citizen suit complaint against KU in the U.S. District Court for the Eastern District of Kentucky (U.S. District Court) alleging discharges at the E.W. Brown plant in violation of the Clean Water Act and the plant’s water discharge permit and alleging contamination that may present an imminent and substantial endangerment in violation of the RCRA. The plaintiffs’ suit relates to prior notices of intent to file a citizen suit submitted in October and November 2015 and October 2016. These plaintiffs sought injunctive relief ordering KU to take all actions necessary to comply with the Clean Water Act and RCRA, including ceasing the discharges in question, abating effects associated with prior discharges and eliminating the alleged imminent and substantial endangerment. These plaintiffs also sought assessment of civil penalties and an award of litigation costs and attorney fees. In December 2017 the U.S. District Court issued an Order dismissing the Clean Water Act and RCRA complaints against KU in their entirety. In January 2018, the plaintiffs appealed the dismissal Order to the U.S. Court of Appeals for the Sixth Circuit. In September 2018, the U.S. Court of Appeals for the Sixth Circuit issued its ruling affirming the lower court's decision to dismiss the Clean Water Act claims but reversing its dismissal of the RCRA claims against KU and remanding the latter to the U.S. District Court. In October 2018, KU filed a petition for rehearing to the U.S. Court of Appeals for the Sixth Circuit regarding the RCRA claims. In November 2018, the U.S. Court of Appeals for the Sixth Circuit denied KU's petition for rehearing regarding the RCRA claims. On January 8, 2019, KU filed an answer to plaintiffs’ complaint in the U.S. District Court. PPL, LKE and KU cannot predict the outcome of these matters and an estimate or range of possible losses cannot be determined.

KU is undertaking extensive remedial measures at the E.W. Brown plant including closure of the former ash pond, implementation of a groundwater remedial action plan and performance of a corrective action plan including aquatic study of adjacent surface waters and risk assessment. The aquatic study and risk assessment are being undertaken pursuant to a 2017 agreed Order with the Kentucky Energy and Environment Cabinet (KEEC). KU conducted sampling of Herrington Lake in 2017 and 2018. A final report of KU’s findings is expected to be submitted to the KEEC in mid-2019. KU believes that current and planned measures for the E.W. Brown plant, including closure of impoundments, cessation of certain discharges, and deployment of new discharge controls, are sufficient to ensure compliance with applicable requirements. However, until completion of the aquatic study and related assessments and issuance of regulatory determinations by the KEEC, PPL, LKE and KU are unable to determine whether additional remedial measures will be required at the E.W. Brown plant.

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

States are also obligated to address interstate transport issues associated with ozone standards through the establishment of "good neighbor" state implementation plans for those states that are found to contribute significantly to another state's non-attainment. As a result of a partial consent decree addressing claims regarding federal implementation, the EPA and several states, including Kentucky, have evaluated the need for further nitrogen oxide reductions from fossil-fueled plants to address interstate impacts. In August 2018, Kentucky submitted a proposed state implementation plan finding that no additional reductions beyond existing and planned controls set forth in Kentucky's existing State Implementation Plan are necessary to prevent Kentucky from contributing significantly to any other state’s nonattainment. In September 2018, the EPA announced its denial of petitions filed by Maryland and Delaware alleging that states including Kentucky and Pennsylvania contribute to nonattainment in the petitioning states. PPL, LKE, LG&E and KU are unable to predict the outcome of ongoing and future evaluations by the EPA and the states, or whether such evaluations could potentially result in requirements for nitrogen oxide reductions beyond those currently required under the Cross-State Air Pollution Rule.

Sulfur Dioxide

In 2010, the EPA issued a new NAAQS for sulfur dioxide and required states to identify areas that meet those standards and areas that are in nonattainment. In July 2013, the EPA finalized nonattainment designations for parts of the country, including part of Jefferson County in Kentucky. As a result of scrubber replacements completed by LG&E at the Mill Creek plant in 2016, all Jefferson County monitors now indicate compliance with the sulfur dioxide standards. Additionally, LG&E accepted a new sulfur dioxide emission limit to ensure continuing compliance with the NAAQS. On March 18, 2019, the EPA issued a final rule retaining, without revision, the primary standards for sulfur dioxide as specified in the 2010 NAAQS. PPL, LKE, LG&E and KU do not anticipate any further measures to achieve compliance with the current sulfur dioxide standards.

MATS

In December 2018, the EPA proposed to revise its previous finding that regulation of hazardous air emissions from coal- and oil-fired electricity generating units is justified and instead found that the agency erred in determining such regulation is “appropriate and necessary” due to mistakes in its regulatory cost-benefit analysis. As a result of its review of relevant precedent, the EPA further proposed not to remove the coal- and oil-fired electricity generating unit source category from the list of sources that must be regulated under Section 112 of the Clean Air Act and leave existing emission standards in place. Finally, the EPA proposed to find that the results of its residual risk and technology review indicate that residual risk due to air toxic emissions from this source category is acceptable and current standards provide an ample margin of safety to protect public health. LG&E and KU have completed installation of controls at their plants as necessary to achieve compliance with the applicable provision of MATS. It is not possible to predict the outcome of the pending regulatory proceedings including whether existing standards may be repealed, or the resulting impacts on plant operations, financial condition or results of operations.

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

The U.K. has enacted binding carbon reduction requirements that are applicable to WPD. Under the U.K. law, WPD must purchase carbon reduction credits to offset emissions associated with WPD's operations. The cost of these credits is not significant and is included in WPD's current operating expenses.

The current U.K. carbon allowance scheme ended on March 31, 2019, with the last reporting year being April 2018 through March 2019. It is now being replaced by reporting requirements under the Streamlined Energy and Carbon Reporting framework along with a tax (called “Climate Change Levy”) which is equivalent to the current cost of the carbon reduction credits. The cost of the tax is not significant and will be included in WPD’s operating expenses.

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

Following legal challenges to the Clean Power Plan, a stay of those rules by the U.S. Supreme Court and the March 2017 Executive Order requiring the EPA to review the Clean Power Plan in October 2017, the EPA proposed to rescind the Clean Power Plan. In August 2018, the EPA proposed the Affordable Clean Energy (ACE) Rule as a replacement for the Clean Power Plan pertaining to existing sources. The ACE Rule would give states broad latitude in establishing emission guidelines providing for plant-specific efficiency upgrades or "heat-rate improvements" that would reduce GHG emissions per unit of electricity generated. The ACE Rule proposes a list of "candidate technologies" that would be considered in establishing standards of performance at individual power plants. The ACE Rule also proposes new criteria for determining whether such efficiency projects would trigger New Source Review and thus be subject to more stringent emission controls.

In anticipation of the EPA's Clean Power Plan, the Kentucky General Assembly passed legislation in April 2014 limiting the measures that the Kentucky Energy and Environment Cabinet may consider in setting performance standards to comply with the Clean Power Plan, if enacted. The legislation provides that such state GHG performance standards will be based on emission reductions, efficiency measures and other improvements available at each power plant, rather than renewable energy, end-use energy efficiency, fuel switching and re-dispatch. These statutory restrictions are broadly consistent with the EPA's proposed ACE Rule.

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

Water/Waste

(PPL, LKE, LG&E and KU)

CCRs

In April 2015, the EPA published its final rule regulating CCRs. CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes. The rule became effective in October 2015. It imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants in the United States and not closed. Under the rule, CCRs are regulated as non-hazardous under Subtitle D of RCRA and beneficial use of CCRs is allowed, with some restrictions. The rule's requirements for covered CCR impoundments and landfills include implementation of groundwater monitoring and commencement or completion of closure activities generally between three and ten years from certain triggering events. The rule requires posting of compliance documentation on a publicly accessible website. Industry groups, environmental groups, individual companies and others have filed legal challenges to the final rule, which are pending before the D.C. Circuit Court of Appeals. In March 2018, the EPA proposed amendments to the CCR rule primarily relating to impoundment closure and remediation requirements. In July 2018, the EPA published in the Federal Register a final rule extending the deadline for closure of certain impoundments to October 2020 and adopting substantive changes relating to certifications, suspensions of groundwater monitoring and groundwater protection standards for certain constituents. The EPA has announced that additional amendments to the rule will be proposed. In August 2018, the D.C. Circuit Court of Appeals vacated and remanded portions of the CCR rule including provisions allowing unlined impoundments to continue operating and exempting inactive impoundments at inactive plants from regulation. As a result of subsequent challenges to the CCR Rule amendments, on March 13, 2019, the D.C. Circuit granted the EPA’s motion for voluntary remand of the amended rule without voiding it. Consequently, the CCR Rule amendments, including extended compliance deadline, will remain in place as the EPA considers further rule amendments and revisions. PPL, LKE, LG&E and KU are unable to predict the outcome of the ongoing rulemaking or potential impacts on current LG&E and KU compliance plans. The Registrants are currently finalizing closure plans and schedules.

In January 2017, the Kentucky Energy and Environment Cabinet issued a new state rule relating to CCR management aimed at reflecting the requirements of the federal CCR rule. As a result of a subsequent legal challenge in January 2018, the Franklin County, Kentucky Court issued an opinion invalidating certain procedural elements of the rule. LG&E and KU presently operate their facilities under continuing permits authorized under the former program and do not currently anticipate material impacts as a result of the judicial ruling. The Kentucky Energy and Environmental Cabinet has announced it expects to propose new state rules in 2019 aimed at addressing the procedural deficiencies identified by the court and providing the regulatory framework necessary for operation of the state CCR program in lieu of the federal CCR Rule, as provided by applicable law.

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

In connection with the final CCR rule, LG&E and KU recorded adjustments to existing AROs beginning in 2015 and continue to record adjustments as required. See Note 16 below and Note 19 in the Registrants' 2018 Form 10-K for additional information. Further changes to AROs, current capital plans or operating costs may be required as estimates are refined based on closure developments, groundwater monitoring results, and regulatory or legal proceedings. Costs relating to this rule are subject to rate recovery.

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

Clean Water Act Jurisdiction

For several years the EPA has been seeking to clarify which discharges are subject to the Clean Water Act. The issue is primarily significant to PPL's operations with respect to discharges to groundwater from ash basins. There has been substantial disagreement over whether Clean Water Act jurisdiction covers discharges of contaminants to groundwater which reach surface water via a direct hydrologic connection. In particular, various environmental groups and other stakeholders argue that leaking impoundments located at coal-fired power plants are subject to Clean Water Act jurisdiction, while facility owners and many states contend that such situations are more appropriately addressed under the EPA's CCR Rule and state regulatory programs.

Most recently, on April 12, 2019, the EPA released an interpretive statement concluding that Clean Water Act jurisdiction does not cover discharges to groundwater regardless of any hydrologic connection between groundwater and jurisdictional surface water.

The issue has been subject to extensive litigation in federal courts including the citizen suit filed against KU with respect to its E.W. Brown plant, as discussed under “Legal Matters” - “E.W. Brown Environmental Claims” above, resulting in contradictory rulings by courts in different jurisdictions. On February 19, 2019, the U.S. Supreme Court agreed to review a lower court ruling on the issue. The U.S. Supreme Court’s ruling in that case, likely to be issued in the first half of 2020, is expected to provide additional clarification on the scope of Clean Water Act jurisdiction. Extending Clean Water Act jurisdiction to such discharges could potentially subject certain releases from CCR impoundments to additional permitting and remediation requirements.

PPL, LKE, LG&E and KU are unable to predict the outcome of current or future regulatory proceedings or litigation or potential impacts on current LG&E and KU compliance plans.

ELGs

In September 2015, the EPA released its final ELGs for wastewater discharge permits for new and existing steam electric generating facilities. The rule provides strict technology-based discharge limitations for control of pollutants in scrubber wastewater, fly ash and bottom ash transport water, mercury control wastewater, gasification wastewater and combustion residual leachate. The new guidelines require deployment of additional control technologies providing physical, chemical and biological treatment of wastewaters. The guidelines also mandate operational changes including "no discharge" requirements for fly ash and bottom ash transport waters and mercury control wastewaters. The implementation date for individual generating stations will be determined by the states on a case-by-case basis according to criteria provided by the EPA. Industry groups, environmental groups, individual companies and others have filed legal challenges to the final rule, which have been consolidated before the U.S. Court of Appeals for the Fifth Circuit. In April 2017, the EPA announced that it would grant petitions for reconsideration of the rule. In September 2017, the EPA published in the Federal Register a proposed rule that would postpone the compliance date for requirements relating to bottom ash transport waters and scrubber wastewaters discharge limits. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded portions of the ELGs concerning legacy wastewater and CCR leachate. The EPA expects to complete its reconsideration of best available technology standards by the fall of 2020. Upon completion of the ongoing regulatory proceedings, the rule will be implemented by the states in the course of their normal permitting activities. LG&E and KU are developing compliance strategies and schedules. PPL, LKE, LG&E and KU are unable to predict the outcome of the EPA's pending reconsideration of the rule or fully estimate compliance costs or timing. Additionally, certain aspects of these compliance plans and estimates relate to developments in state water quality standards, which are separate from the ELG rule or its implementation. Costs to comply with ELGs or other discharge limits are expected to be significant. Certain costs are included in the Registrants’ capital plans and are subject to rate recovery.

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

PPL Electric had a recorded liability of $11 million at March 31, 2019 and December 31, 2018 representing its best estimate of the probable loss incurred to remediate the sites noted in this section. Depending on the outcome of investigations at sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred; however, such costs are not expected to be significant.

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

(All Registrants)

The table below details guarantees provided as of March 31, 2019. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities," for which PPL has a total recorded liability of $6 million at March 31, 2019 and December 31, 2018. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at March 31, 2019		Expiration Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$10	(b)	2020
WPD guarantee of pension and other obligations of unconsolidated entities	81	(c)

PPL Electric
Guarantee of inventory value	12	(d)	2020

LKE
Indemnification of lease termination and other divestitures	200	(e)	2021

LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(f)

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

(c)
Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At March 31, 2019, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.

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

(f)
Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. LKE's proportionate share of OVEC's outstanding debt was $112 million at March 31, 2019, consisting of LG&E's share of $78 million and KU's share of $34 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 13 in PPL's, LKE's, LG&E's and KU's 2018 Form 10-K for additional information on the OVEC power purchase contract.

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

The Registrants provide other miscellaneous guarantees through contracts entered into in the normal course of business. These guarantees are primarily in the form of indemnification or warranties related to services or equipment and vary in duration. The amounts of these guarantees often are not explicitly stated, and the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated. Historically, no significant payments have been made with respect to these types of guarantees and the Registrants believe the probability of payment/performance under these guarantees is remote.

PPL, on behalf of itself and certain of its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage. The coverage provides maximum aggregate coverage of $225 million. This insurance may be applicable to obligations under certain of these contractual arrangements.

12. Related Party Transactions

Support Costs (PPL Electric, LKE, LG&E and KU)

PPL Services, PPL EU Services and LKS provide PPL, PPL Electric, LKE, their respective subsidiaries, including LG&E and KU, and each other with administrative, management and support services. For all services companies, the costs of directly assignable and attributable services are charged to the respective recipients as direct support costs. General costs that cannot be directly assigned or attributed to a specific entity are allocated and charged to the respective recipients as indirect support costs. PPL Services and PPL EU Services use a three-factor methodology that includes the applicable recipients' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs. PPL Services may also use a ratio of overall direct and indirect costs or a weighted average cost ratio. LKS bases its indirect allocations on the subsidiaries' number of employees, total assets, revenues, number of customers and/or other statistical information. PPL Services, PPL EU Services and LKS charged the following amounts for the periods ended March 31, including amounts applied to accounts that are further distributed between capital and expense on the books of the recipients, based on methods that are believed to be reasonable.

	Three Months
	2019	2018
PPL Electric from PPL Services	$16	$16
LKE from PPL Services	9	7
PPL Electric from PPL EU Services	37	35
LG&E from LKS	38	38
KU from LKS	43	42

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

Intercompany Borrowings

(PPL Electric)

PPL Energy Funding maintains a $650 million revolving line of credit with a PPL Electric subsidiary. No balance was outstanding at March 31, 2019 and December 31, 2018. The interest rates on borrowings are equal to one-month LIBOR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the Income Statement.

(LKE)

LKE maintains a $375 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. The interest rates on borrowings are equal to one-month LIBOR plus a spread. At March 31, 2019 and December 31, 2018, $187 million and $113 million were outstanding and reflected in "Notes payable with affiliates" on the Balance Sheets. The interest rates on the outstanding borrowings at March 31, 2019 and December 31, 2018 were 3.99% and 3.85%. Interest expense on the revolving line of credit was not significant for the three months ending March 31, 2019 and 2018.

LKE maintains an agreement with a PPL affiliate that has a $300 million borrowing limit whereby LKE can loan funds on a short-term basis at market-based rates. No balance was outstanding at March 31, 2019 and December 31, 2018. The interest rate on the loan is based on the PPL affiliate's credit rating and equal to one-month LIBOR plus a spread.

LKE maintains a $400 million ten-year note with a PPL affiliate with an interest rate of 3.5%. At March 31, 2019 and December 31, 2018, the note was reflected in "Long-term debt to affiliate" on the Balance Sheets. Interest expense on this note was $4 million for the three months ending March 31, 2019 and 2018.

LKE maintains a $250 million ten-year note with a PPL affiliate with an interest rate of 4%. At March 31, 2019 and December 31, 2018, the note was reflected in "Long-term debt to affiliate" on the Balance Sheets. Interest expense on this note was $3 million for the three months ending March 31, 2019.

VEBA Funds Receivable (PPL Electric)

In May 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay medical claims of active bargaining unit employees. Based on PPL Electric's participation in PPL’s Other Postretirement Benefit plan, PPL Electric was allocated a portion of the excess funds from PPL Services. These funds have been recorded as an intercompany receivable on PPL Electric's Balance Sheets. The receivable balance decreases as PPL Electric pays incurred medical claims and is reimbursed by PPL Services. The intercompany receivable balance associated with these funds was $44 million as of March 31, 2019, of which $10 million was reflected in "Accounts receivable from affiliates" and $34 million was reflected in "Other noncurrent assets" on the PPL Electric Balance Sheet. The intercompany receivable balance associated with these funds was $45 million as of December 31, 2018, of which $10 million was reflected in "Account receivable from affiliates" and $35 million was reflected in "Other noncurrent assets" on the PPL Electric Balance Sheet.

Other (PPL Electric, LG&E and KU)

See Note 10 for discussions regarding intercompany allocations associated with defined benefits.

13. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended March 31, were:

	Three Months
	2019	2018
Other Income
Defined benefit plans - non-service credits (Note 10)	$80	$68
Interest income	6	—
AFUDC - equity component	5	5
Miscellaneous	6	1
Total Other Income	97	74
Other Expense
Economic foreign currency exchange contracts (Note 15)	33	112
Charitable contributions	2	4
Miscellaneous	10	1
Total Other Expense	45	117
Other Income (Expense) - net	$52	$(43)

14. Fair Value Measurements

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models) and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. See Note 1 in each Registrant's 2018 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	March 31, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$518	$518	$—	$—	$621	$621	$—	$—
Restricted cash and cash equivalents (a)	22	22	—	—	22	22	—	—
Special use funds (a):
Money market fund	3	3	—	—	59	59	—	—
Commingled debt fund measured at NAV (b)	31	—	—	—	—	—	—	—
Commingled equity fund measured at NAV (b)	29	—	—	—	—	—	—	—
Total special use funds	63	3	—	—	59	59	—	—

	March 31, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Price risk management assets (c):
Foreign currency contracts	163	—	163	—	202	—	202	—
Cross-currency swaps	118	—	118	—	135	—	135	—
Total price risk management assets	281	—	281	—	337	—	337	—
Total assets	$884	$543	$281	$—	$1,039	$702	$337	$—

Liabilities
Price risk management liabilities (c):
Interest rate swaps	$21	$—	$21	$—	$20	$—	$20	$—
Foreign currency contracts	13	—	13	—	2	—	2	—
Total price risk management liabilities	$34	$—	$34	$—	$22	$—	$22	$—

PPL Electric
Assets
Cash and cash equivalents	$23	$23	$—	$—	$267	$267	$—	$—
Restricted cash and cash equivalents (a)	2	2	—	—	2	2	—	—
Total assets	$25	$25	$—	$—	$269	$269	$—	$—

LKE
Assets
Cash and cash equivalents	$22	$22	$—	$—	$24	$24	$—	$—
Total assets	$22	$22	$—	$—	$24	$24	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$21	$—	$21	$—	$20	$—	$20	$—
Total price risk management liabilities	$21	$—	$21	$—	$20	$—	$20	$—

LG&E
Assets
Cash and cash equivalents	$9	$9	$—	$—	$10	$10	$—	$—
Total assets	$9	$9	$—	$—	$10	$10	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$21	$—	$21	$—	$20	$—	$20	$—
Total price risk management liabilities	$21	$—	$21	$—	$20	$—	$20	$—

KU
Assets
Cash and cash equivalents	$13	$13	$—	$—	$14	$14	$—	$—
Total assets	$13	$13	$—	$—	$14	$14	$—	$—

(a)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

(b)
In accordance with accounting guidance, certain investments that are measured at fair value using the net asset value per share (NAV), or its equivalent, practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

(c)
Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

Special Use Funds

(PPL)

The special use funds are investments restricted for paying active union employee medical costs. In May 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA to be used to pay medical claims of active bargaining unit employees. In 2019, the funds are invested primarily in commingled debt and equity funds measured at NAV. In 2018, the funds were invested in money market funds.

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

	March 31, 2019		December 31, 2018
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$21,316	$24,471	$20,599	$22,939
PPL Electric	3,694	4,054	3,694	3,901
LKE	5,936	6,389	5,502	5,768
LG&E	2,009	2,135	1,809	1,874
KU	2,554	2,777	2,321	2,451

(a)	Amounts are net of debt issuance costs.

The carrying amounts of other current financial instruments (except for long-term debt due within one year) approximate their fair values because of their short-term nature.

15. Derivative Instruments and Hedging Activities

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

•
WPD is exposed to volumetric risk which is significantly mitigated as a result of the method of regulation in the U.K. Under the RIIO-ED1 price control regulations, recovery of such exposure occurs on a two year lag. See Note 1 in PPL's 2018 Form 10-K for additional information on revenue recognition under RIIO-ED1.

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

PPL had a $17 million obligation to return cash collateral under master netting arrangements at March 31, 2019 and a $40 million obligation to return cash collateral under master netting arrangements at December 31, 2018.

PPL had no obligation to post cash collateral under master netting arrangements at March 31, 2019 and December 31, 2018.

LKE, LG&E and KU had no obligation to return cash collateral under master netting arrangements at March 31, 2019 and December 31, 2018.

LKE, LG&E and KU had no obligation to post cash collateral under master netting arrangements at March 31, 2019 and December 31, 2018.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL had no such contracts at March 31, 2019.

At March 31, 2019, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $702 million that range in maturity from 2021 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three months ended March 31, 2019 and 2018, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At March 31, 2019, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At March 31, 2019, LG&E held contracts with a notional amount of $147 million that range in maturity through 2033.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. There were no contracts outstanding at March 31, 2019.

At March 31, 2019 and December 31, 2018, PPL had $31 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings. At March 31, 2019, the total exposure hedged by PPL was approximately £1.3 billion (approximately $1.8 billion based on contracted rates). These contracts have termination dates ranging from April 2019 through October 2020.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 7 for amounts recorded in regulatory assets and regulatory liabilities at March 31, 2019 and December 31, 2018.

See Note 1 in each Registrant's 2018 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	March 31, 2019				December 31, 2018
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$—	$—	$—	$4	$—	$—	$—	$4
Cross-currency swaps (b)	5	—	—	—	6	—	—	—
Foreign currency contracts	—	—	104	13	—	—	103	2
Total current	5	—	104	17	6	—	103	6
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	—	—	—	17	—	—	—	16
Cross-currency swaps (b)	113	—	—	—	129	—	—	—
Foreign currency contracts	—	—	59	—	—	—	99	—
Total noncurrent	113	—	59	17	129	—	99	16
Total derivatives	$118	$—	$163	$34	$135	$—	$202	$22

(a)
Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended March 31, 2019.

	Three Months		Three Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income

Cash Flow Hedges:
Interest rate swaps	$—	Interest expense	$(2)
Cross-currency swaps	(23)	Other income (expense) - net	(28)
Total	$(23)		$(30)
Net Investment Hedges:
Foreign currency contracts	$—

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months
Foreign currency contracts	Other income (expense) - net	$(33)
Interest rate swaps	Interest expense	(1)
	Total	$(34)
Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$(1)

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended March 31, 2018.

	Three Months		Three Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income

Cash Flow Hedges:
Interest rate swaps	$—	Interest expense	$(2)
Cross-currency swaps	(24)	Other income (expense) - net	(12)
Total	$(24)		$(14)
Net Investment Hedges:
Foreign currency contracts	$(1)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months
Foreign currency contracts	Other income (expense) - net	$(112)
Interest rate swaps	Interest expense	(1)
	Total	$(113)
Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$4

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended March, 31, 2019.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Interest Expense	Other Income (Expense) - net

Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$241	$52
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(2)	—
Cross-currency swaps:
Hedged items	—	28
Amount of gain (loss) reclassified from AOCI to income	—	(28)

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	March 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$4	$—	$4
Total current	—	4	—	4

	March 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	17	—	16
Total noncurrent	—	17	—	16
Total derivatives	$—	$21	$—	$20

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended March 31, 2019.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months
Interest rate swaps	Interest expense	$(1)
	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$(1)

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended March 31, 2018.

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
March 31, 2019
Treasury Derivatives
PPL	$281	$12	$17	$252	$34	$12	$—	$22
LKE	—	—	—	—	21	—	—	21
LG&E	—	—	—	—	21	—	—	21

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2018
Treasury Derivatives
PPL	$337	$2	$40	$295	$22	$2	$—	$20
LKE	—	—	—	—	20	—	—	20
LG&E	—	—	—	—	20	—	—	20

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

(PPL, LKE and LG&E)

At March 31, 2019, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

	PPL	LKE	LG&E
Aggregate fair value of derivative instruments in a net liability position with credit risk-related contingent features	$7	$5	$5
Aggregate fair value of collateral posted on these derivative instruments	—	—	—
Aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade (a)	7	5	5

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

16. Asset Retirement Obligations

(PPL, LKE, LG&E and KU)

PPL's, LKE's, LG&E's and KU's ARO liabilities are primarily related to CCR closure costs. See Note 11 for information on the CCR rule. LG&E also has AROs related to natural gas mains and wells. LG&E's and KU's transmission and distribution lines largely operate under perpetual property easement agreements, which do not generally require restoration upon removal of the property. Therefore, no material AROs are recorded for transmission and distribution assets. For LKE, LG&E and KU, all ARO accretion and depreciation expenses are reclassified as a regulatory asset. ARO regulatory assets associated with certain CCR projects are amortized to expense in accordance with regulatory approvals. For other AROs, at the time of retirement, the related ARO regulatory asset is offset against the associated cost of removal regulatory liability, PP&E and ARO liability.

The changes in the carrying amounts of AROs were as follows.

	PPL	LKE	LG&E	KU
Balance at December 31, 2018	$347	$296	$103	$193
Accretion	4	4	2	2
Effect of foreign exchange rates	2	—	—	—
Changes in estimated timing or cost	8	8	8	—
Obligations settled	(21)	(21)	(4)	(17)
Balance at March 31, 2019	$340	$287	$109	$178

17. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended March 31 were as follows.

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives	Defined benefit plans
			Prior service costs	Actuarial gain (loss)	Total
PPL
December 31, 2018	$(1,533)	$(7)	$(19)	$(2,405)	$(3,964)
Amounts arising during the period	294	(19)	—	(3)	272
Reclassifications from AOCI	—	24	—	21	45
Net OCI during the period	294	5	—	18	317
March 31, 2019	$(1,239)	$(2)	$(19)	$(2,387)	$(3,647)

December 31, 2017	$(1,089)	$(13)	$(7)	$(2,313)	$(3,422)
Amounts arising during the period	116	(20)	—	(1)	95
Reclassifications from AOCI	—	12	—	36	48
Net OCI during the period	116	(8)	—	35	143
March 31, 2018	$(973)	$(21)	$(7)	$(2,278)	$(3,279)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the periods ended March 31.

	Three Months		Affected Line Item on the
Details about AOCI	2019	2018	Statements of Income
Qualifying derivatives
Interest rate swaps	$(2)	$(2)	Interest Expense
Cross-currency swaps	(28)	(12)	Other Income (Expense) - net
Total Pre-tax	(30)	(14)
Income Taxes	6	2
Total After-tax	(24)	(12)

Defined benefit plans
Net actuarial loss (a)	(26)	(45)
Total Pre-tax	(26)	(45)
Income Taxes	5	9
Total After-tax	(21)	(36)

Total reclassifications during the period	$(45)	$(48)

(a)	These AOCI components are included in the computation of net periodic defined benefit cost. See Note 10 for additional information.

18. New Accounting Guidance Pending Adoption

(All Registrants)

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

For public business entities, this guidance will be applied using a modified retrospective approach and is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. The Registrants will adopt this guidance on January 1, 2020. The Registrants are currently assessing the impact of adopting this guidance.

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

The Registrants are currently assessing the impact of adopting this guidance and will adopt this standard as of the beginning of the period adopted, which will be January 1, 2020. Key implementation activities in process of being completed include assessing the population of cloud computing hosting arrangements in the scope of this guidance and identifying and evaluating industry issues.

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

For public business entities, this guidance will be applied prospectively and is effective for annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019. The Registrants will adopt this guidance on January 1, 2020. The Registrants are currently assessing the impact of adopting this guidance.

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

The following should be read in conjunction with the Registrants' Condensed Consolidated Financial Statements and the accompanying Notes and with the Registrants' 2018 Form 10-K. Capitalized terms and abbreviations are defined in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides a description of each Registrant's business strategy and a discussion of important financial and operational developments.

•
"Results of Operations" for all Registrants includes a "Statement of Income Analysis" which discusses significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2019 with the same period in 2018. For PPL, "Results of Operations" also includes "Segment Earnings" and "Adjusted Gross Margins" which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure. For PPL Electric, LKE, LG&E and KU, a summary of earnings and adjusted gross margins is also provided.

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

PPL's principal subsidiaries are shown below (* denotes a Registrant).

PPL Corporation*

PPL Capital Funding Provides financing for the operations of PPL and certain subsidiaries

PPL Global Engages in the regulated distribution of electricity in the U.K.	LKE*	PPL Electric* Engages in the regulated transmission and distribution of electricity in Pennsylvania

LG&E* Engages in the regulated generation, transmission, distribution and sale of electricity and regulated distribution and sale of natural gas in Kentucky		KU* Engages in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky

U.K. Regulated Segment	Kentucky Regulated Segment	Pennsylvania Regulated Segment

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

Business Strategy

(All Registrants)

PPL operates seven fully regulated, high-performing utilities. These utilities are located in the U.K., Pennsylvania and Kentucky, in constructive regulatory jurisdictions with distinct regulatory structures and customer classes. PPL believes this business portfolio positions the company well for continued success and provides earnings and dividend growth potential.

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

For the U.S. businesses, central to PPL's strategy is recovering capital project costs efficiently through various rate-making mechanisms, including periodic base rate case proceedings using forward test years, annual FERC formula rate mechanisms and other regulatory agency-approved recovery mechanisms designed to limit regulatory lag. In Kentucky, the KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, and gas supply clause) and recovery on construction work-in-progress that reduce regulatory lag and provide timely recovery of and return on, as appropriate, prudently incurred costs. In addition, the KPSC requires a utility to obtain a CPCN prior to constructing a facility, unless the construction is an ordinary extension of existing facilities in the usual course of business or does not involve sufficient capital expenditures to materially affect the utility's financial condition. Although such KPSC proceedings do not directly address cost recovery issues, the KPSC, in awarding a CPCN, concludes that the public convenience and necessity require the construction of the facility on the basis that the facility is the lowest reasonable cost alternative to address the need. In Pennsylvania, the FERC transmission formula rate, DSIC mechanism, Smart Meter Rider and other recovery mechanisms are in place to reduce regulatory lag and provide for timely recovery of and a return on, as appropriate, prudently incurred costs.

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

Financial and Operational Developments

U.S. Tax Reform (All Registrants)

The IRS issued proposed regulations for certain provisions of the TCJA in 2018, including interest deductibility and Global Intangible Low-Taxed Income (GILTI). PPL has determined that the proposed regulations related to GILTI do not materially change PPL's current interpretation of the statutory impact of these rules on the company. Proposed regulations relating to the limitation on the deductibility of interest expense were issued in November 2018 and such regulations provide detailed rules implementing the broader statutory provisions. These proposed regulations should not apply to the Registrants until the year in which the regulations are issued in final form, which is expected to be 2019. It is uncertain what form the final regulations will take and, therefore, the Registrants cannot predict what impact the final regulations will have on the tax deductibility of interest expense. However, if the proposed regulations were issued as final in their current form, the Registrants could have a limitation on a portion of their interest expense deduction for tax purposes and such limitation could be significant. PPL expressed its views on these proposed regulations in a comment letter addressed to the IRS on February 26, 2019.

U.K. Membership in European Union (PPL)

The U.K. formally began the process of leaving the European Union (EU) on March 29, 2017 by triggering Article 50 of the Lisbon Treaty. The U.K. had two years from that date to negotiate a withdrawal agreement governing its exit from the EU (Brexit). The U.K. and EU also agreed to a transition period lasting until the end of 2020, during which both parties will negotiate a future trade relationship. The final withdrawal agreement and future trade relationship are subject to ratification by both the U.K. and EU parliaments.

In November 2018, U.K. Prime Minister Theresa May and the EU decided on a withdrawal agreement covering a broad range of issues. On January 15, 2019, the U.K. Parliament voted overwhelmingly to reject this withdrawal agreement. On January 29, 2019, the U.K. Parliament voted on a series of non-binding amendments to influence future Brexit negotiations, directing May to conduct further negotiations with the EU; however, the EU was not prepared to renegotiate the existing deal. Parliament voted to reject the withdrawal agreement on March 13, 2019 and again on March 29, 2019.

Following a series of Parliamentary indicative votes that failed to produce a clear majority for an alternative to the current withdrawal agreement, on April 10, 2019, the U.K. requested an extension until June 30, 2019. The EU approved a longer than requested extension until October 31, 2019. The U.K. can leave the EU earlier if a withdrawal agreement is ratified before the new deadline. The U.K. must also participate in the European Parliament elections on May 23, 2019 if the U.K. Parliament has not passed and ratified the withdrawal agreement by May 22, 2019. The U.K. would be forced to withdraw from the EU on June 1, 2019 if it fails to participate in the European elections.

Significant uncertainty surrounds the status of negotiations and next steps in the Brexit process. If an agreement is not reached and ratified by October 31, 2019, the U.K. may face leaving the EU without an agreed deal. The U.K. may also request a further extension of the Article 50 process, subject to approval from the EU’s 27 remaining members. The U.K. could also choose to revoke Article 50 and remain a member of the EU.

PPL believes that its greatest risk related to Brexit is the potential decline in the value of the GBP compared to the U.S. dollar. A decline in the value of the GBP compared to the U.S. dollar will reduce the value of WPD's earnings to PPL.

PPL has executed hedges to mitigate the foreign exchange risk to its U.K. earnings. As of April 29, 2019, PPL's foreign exchange exposure related to budgeted earnings is 100% hedged for the remainder of 2019 at an average rate of $1.41 per GBP and 55% hedged for 2020 at an average rate of $1.47 per GBP.

PPL cannot predict the impact, in either the short-term or long-term, on foreign exchange rates or PPL's financial condition that may be experienced as a result of the actions taken by the U.K. government to withdraw from the EU, although such impacts could be material.

PPL does not expect the financial condition and results of operations of WPD itself to change significantly as a result of Brexit, with or without an approved plan of withdrawal. The regulatory environment and operation of WPD's businesses are not expected to change. WPD is halfway through RIIO-ED1, the current price control period, with allowed revenues agreed with Ofgem through March 2023. The impact of a slower economy or recession on WPD would be mitigated in part because U.K.

regulation provides that any reduction in the volume of electricity delivered will be recovered in allowed revenues in future periods through the K-factor adjustment. See "Item 1. Business - Segment Information - U.K. Regulated Segment" in PPL's 2018 Form 10-K for additional information on the current price control and K-factor adjustment. In addition, an increase in inflation would have a positive effect on revenues and RAV as annual inflation adjustments are applied to both revenues and RAV (and real returns are earned on inflated RAV). This impact, however, would be partially offset by higher operation and maintenance and interest expense on index-linked debt. With respect to access to financing, WPD has substantial borrowing capacity under existing credit facilities and expects to continue to have access to all major financial markets. With respect to access to and cost of equipment and other materials, WPD management continues to review U.K. government issued advice on preparations for Brexit without an approved plan of withdrawal and has taken actions to mitigate potential increasing costs and disruption to its critical sources of supply. Additionally, less than 1% of WPD's employees are non-U.K. EU nationals and no change in their domicile is expected.

Regulatory Requirements

(All Registrants)

The Registrants cannot predict the impact that future regulatory requirements may have on their financial condition or results of operations.

(PPL, LKE, LG&E and KU)

The businesses of LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, and ELGs. See Notes 7, 11 and 16 to the Financial Statements for a discussion of these significant environmental matters. These and other stringent environmental requirements led PPL, LKE, LG&E and KU to retire approximately 800 MW of coal-fired generating plants in Kentucky, primarily in 2015. Additionally, KU retired two older coal-fired units at the E.W. Brown plant in February 2019 with a combined summer rating capacity of 272 MW.

TCJA Impact on FERC Rates (All Registrants)

In November 2018, the FERC issued a Policy Statement stating that the appropriate ratemaking treatment for changes in accumulated deferred income taxes as a result of the TCJA will be addressed in a Notice of Proposed Rulemaking. Also in November 2018, the FERC issued the Notice of Proposed Rulemaking which proposes that public utility transmission providers include mechanisms in their formula rates to deduct excess accumulated deferred income taxes from, or add deficient accumulated deferred income taxes to, rate base and adjust their income tax allowances by amortized excess or deficient accumulated deferred income taxes. The Notice of Proposed Rulemaking did not prescribe the mechanism companies should use to adjust their formula rates.

LG&E and KU are currently assessing the Notice of Proposed Rulemaking and are continuing to monitor guidance issued by the FERC. On February 5, 2019, in connection with a separate element of federal and Kentucky state tax reform effects, LG&E and KU filed a request with the FERC to amend their transmission formula rates, effective June 1, 2019, to incorporate reductions to corporate income tax rates as a result of the TCJA and HB 487. LG&E and KU do not anticipate the impact of the TCJA and HB 487 related to their FERC-jurisdictional rates to be significant.

On February 28, 2019, PPL Electric filed with the FERC proposed revisions to its transmission formula rate template pursuant to Section 205 of the Federal Power Act and Section 35.13 of the Rules and Regulation of the FERC. Specifically, PPL Electric proposed to modify its formula rate to permit the return or recovery of excess or deficient accumulated deferred income taxes (ADIT) resulting from the TCJA and permit PPL Electric to prospectively account for the income tax expense associated with the depreciation of the equity component of the AFUDC. On April 29, 2019, the FERC accepted the proposed revisions to the formula rate template, which will be effective June 1, 2019, as well as the proposed adjustments to accumulated deferred income taxes, effective January 1, 2018. The changes related to ADIT impacting the transmission formula rate revenues have not been significant since the new rate went into effect on June 1, 2018.

Pennsylvania Alternative Ratemaking

In June 2018, Governor Tom Wolf signed into law Act 58 of 2018 (codified at 66 Pa. C.S. § 1330) authorizing public utilities to implement alternative rates and rate mechanisms in base rate proceedings before the PUC. The effective date of Act 58 was August 27, 2018.

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

On August 23, 2018, the PUC issued a Tentative Implementation Order seeking comments on its proposed interpretation and implementation of Act 58, Section 1330 of the Public Utility Code, 66 Pa. C.S. 1330. PPL Electric and various other parties filed comments and reply comments. On April 25, 2019, the PUC issued an Implementation Order adopting its interpretation and implementation of Act 58 as described therein and establishing the procedures through which utilities may seek PUC approval of alternative rates and rate mechanisms.
PPL Electric views the passage of Act 58 and the PUC’s Implementation Order to be generally favorable regulatory developments that are expected to expand the rate-making mechanisms available to Pennsylvania regulated utility companies.

RIIO-ED2 Review (PPL)

In 2018, Ofgem published its decision on the overall RIIO-2 framework, which covers all U.K. gas and electricity transmission and distribution price controls, following its consultation process earlier in the year. See “Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Financial and Operational Developments - Regulatory Requirements - RIIO-2 Framework Review,” in PPL's 2018 Form 10-K for details about the decision document.

Also in 2018, Ofgem published its sector specific methodology consultation related to its RIIO-2 price controls for the gas distribution, gas transmission and electricity transmission operators. Ofgem has explicitly stated that this current consultation does not apply directly to electricity distribution network operators, although some decisions may set precedents for the RIIO-ED2 price control. As a result, PPL and WPD continue to be engaged with Ofgem and responded to this consultation in March 2019, expressing views on key issues such as the cost of capital and incentive schemes that are critical to the application of the overall RIIO-2 framework. Management projects significant electricity distribution network investment will be required in RIIO-ED2 to achieve the U.K.’s carbon reduction targets and that Ofgem will need to design a framework that sufficiently incentivizes delivery of those objectives.

The consultation process specifically for the RIIO-ED2 price control is scheduled to begin in the third quarter of 2019, with the RIIO-ED2 price control to become effective in April 2023. PPL cannot predict the outcome of this process or the long-term impact it or the final RIIO-ED2 regulations will have on its financial condition or results of operations.

FERC Transmission Rate Filing

(PPL, LKE, LG&E and KU)

In August 2018, LG&E and KU submitted an application to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E’s and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application seeks termination of LG&E's and KU's commitment to provide mitigation for certain horizontal market power concerns arising out of the 1998 merger for certain transmission service between MISO and LG&E and KU. The affected transmission customers are a limited number of municipal entities in Kentucky. The amounts at issue are generally waivers or credits granted to such customers for either LG&E and KU or MISO transmission charges incurred depending upon the direction of certain transmission service incurred by the municipalities. Due to the development of robust, accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. On March 21, 2019, the FERC issued an Order granting LG&E's and KU's request to remove the on-going credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which transition mechanism will be subject to FERC review and approval. LG&E and KU are currently evaluating the Order. LG&E and KU currently receive recovery of waivers and credits provided through other rate mechanisms.

(PPL and PPL Electric)

In April 2019, PPL Electric filed its annual transmission formula rate update with the FERC, reflecting a revised revenue requirement, which includes the impact of the TCJA. The filing establishes the revenue requirement used to set rates that will take effect in June 2019.

Rate Case Proceedings (PPL, LKE, LG&E and KU)

On September 28, 2018, LG&E and KU filed requests with the KPSC for an increase in annual base electricity rates of approximately $112 million at KU and increases in annual base electricity and gas rates of approximately $35 million and $25 million at LG&E. LG&E’s and KU’s applications also sought to include changes associated with the TCJA and state tax reform in the calculation of the proposed base rates and to terminate the TCJA bill credit mechanism when new base rates go into effect. The elimination of the TCJA bill credit mechanism will result in an estimated annual electricity revenue increase of approximately $58 million at KU and increases in electricity and gas revenues of approximately $40 million and $12 million at LG&E. The applications are based on a forecasted test year of May 1, 2019 through April 30, 2020 with a requested return-on-equity of 10.42%.

On March 1, 2019, LG&E and KU, along with substantially all intervening parties to the proceeding, filed stipulation and recommendation agreements (stipulations) with the KPSC resolving all material issues with the parties. In addition to terminating the TCJA bill credit mechanism, the proposed stipulations provided for increases in annual revenue requirements associated with base electricity rates of approximately $58 million at KU and increases in annual base electricity and gas rates of approximately $4 million and $20 million at LG&E, based on a return-on-equity of 9.725%.

On April 30, 2019, the KPSC issued orders ruling on open issues and approving the proposed stipulations filed in March 2019. The orders provide for increases in annual revenue requirements associated with base electricity rates of $56 million at KU and increases associated with base electricity and gas rates of $2 million and $19 million at LG&E. With the termination of the TCJA bill credit mechanism, this represents annual revenue increases of $187 million ($114 million at KU and $73 million at LG&E). The new base rates and all elements of the orders became effective on May 1, 2019.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on PPL's Statements of Income, comparing the three months ended March 31, 2019 with the same period in 2018. The "Segment Earnings" and "Adjusted Gross Margins" discussions for PPL provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure.

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

(PPL Electric, LKE, LG&E and KU)

A "Statement of Income Analysis, Earnings and Adjusted Gross Margins" is presented separately for PPL Electric, LKE, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2019 with the same period in 2018. The "Earnings" discussion provides a summary of earnings. The "Adjusted Gross Margins" discussion includes a reconciliation of non-GAAP financial measures to "Operating Income."

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis, Segment Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2019	2018	$ Change
Operating Revenues	$2,079	$2,126	$(47)
Operating Expenses
Operation
Fuel	194	214	(20)
Energy purchases	250	241	9
Other operation and maintenance	490	468	22
Depreciation	284	269	15
Taxes, other than income	80	83	(3)
Total Operating Expenses	1,298	1,275	23
Other Income (Expense) - net	52	(43)	95
Interest Expense	241	239	2
Income Taxes	126	117	9
Net Income	$466	$452	$14

Operating Revenues

The increase (decrease) in operating revenues for the period ended March 31, 2019 compared with 2018 was due to:

Three Months
Domestic:
PPL Electric Distribution price (a)	$9
PPL Electric Distribution volume	2
PPL Electric PLR (b)	10
PPL Electric Transmission Formula Rate (c)	7
PPL Electric TCJA refund (d)	(24)
LKE Volumes (e)	(30)
LKE Fuel and other energy prices	(10)
LKE ECR	4
LKE TCJA refund (d)	4
Other	13
Total Domestic	(15)
U.K.:
Price	26
Volume	(14)
Foreign currency exchange rates	(40)
Other	(4)
Total U.K.	(32)
Total	$(47)

(a)	Distribution price variance is primarily due to reconcilable cost recovery mechanisms approved by the PUC.

(b)	The increase was primarily due to higher energy volumes.

(c)	Transmission Formula Rate revenues include the $16 million unfavorable impact of the TCJA which reduced the new revenue requirement that went into effect June 1, 2018.

(d)
Represents the change in estimated income tax savings owed to or already refunded to distribution customers related to the reduced U.S. federal corporate income taxes as a result of the TCJA. For PPL Electric, the TCJA customer refund for the period January through June 2018 was recorded during the second quarter of 2018 and the negative surcharge rate for distribution customers went into effect July 1, 2018 based on the PUC Order.

(e)	The decrease was primarily due to weather.

Fuel

Fuel decreased $20 million for the three months ended March 31, 2019 compared with 2018, primarily due to an $11 million decrease in volumes driven by weather and a $9 million decrease in commodity costs.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the period ended March 31, 2019 compared with 2018 was due to:

Three Months
Domestic:
Storm costs	$11
LKE vegetation management	2
LKE gas distribution maintenance and compliance	2
Other	21
U.K.:
Foreign currency exchange rates	(7)
Network maintenance	(1)
Third-party engineering	(2)
Other	(4)
Total	$22

Depreciation

The increase (decrease) in depreciation for the period ended March 31, 2019 compared with 2018 was due to:

Three Months
Additions to PP&E, net	$18
Foreign currency exchange rates	(4)
Other	1
Total	$15

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net for the period ended March 31, 2019 compared with 2018 was due to:

Three Months
Economic foreign currency exchange contracts (Note 15)	$79
Defined benefit plans - non-service credits (Note 10)	12
Other	4
Total	$95

Interest Expense

The increase (decrease) in interest expense for the period ended March 31, 2019 compared with 2018 was due to:

Three Months
Long-term debt interest expense	$4
Foreign currency exchange rates	(6)
Other	4
Total	$2

Income Taxes

The increase (decrease) in income taxes for the period ended March 31, 2019 compared with 2018 was due to:

Three Months
Change in pre-tax income	$2
Federal and state tax reserve adjustments	3
Other	4
Total	$9

Segment Earnings

PPL's net income by reportable segments for the periods ended March 31 were as follows:

	Three Months
	2019	2018	$ Change
U.K. Regulated	$264	$197	$67
Kentucky Regulated	117	133	(16)
Pennsylvania Regulated	121	148	(27)
Corporate and Other (a)	(36)	(26)	(10)
Net Income	$466	$452	$14

(a)
Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results. The decrease in 2019 compared with 2018 was primarily due to higher income taxes and operation and maintenance expense.

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

Earnings from Ongoing Operations is adjusted for the impact of special items. Special items are presented in the financial tables on an after-tax basis with the related income taxes on special items separately disclosed. Income taxes on special items, when applicable, are calculated based on the effective tax rate of the entity where the activity is recorded. Special items may include items such as:

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

Unrealized gains or losses on foreign currency economic hedges include the changes in fair value of foreign currency contracts used to hedge GBP-denominated anticipated earnings. The changes in fair value of these contracts are recognized immediately within GAAP earnings. Management believes that excluding these amounts from Earnings from Ongoing Operations until settlement of the contracts provides a better matching of the financial impacts of those contracts with the economic value of PPL's underlying hedged earnings. See Note 15 to the Financial Statements and "Risk Management" below for additional information on foreign currency economic activity.

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended March 31 were as follows:

	Three Months
	2019	2018	$ Change
U.K. Regulated	$304	$262	$42
Kentucky Regulated	117	133	(16)
Pennsylvania Regulated	121	148	(27)
Corporate and Other	(34)	(26)	(8)
Earnings from Ongoing Operations	$508	$517	$(9)

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global, which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from GBP into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs and certain acquisition-related financing costs. The U.K. Regulated segment represents 57% of PPL's Net Income for the three months ended March 31, 2019 and 40% of PPL's assets at March 31, 2019.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results.

	Three Months
	2019	2018	$ Change
Operating revenues	$583	$615	$(32)
Other operation and maintenance	118	132	(14)
Depreciation	62	62	—
Taxes, other than income	32	34	(2)
Total operating expenses	212	228	(16)
Other Income (Expense) - net	45	(47)	92
Interest Expense	99	107	(8)
Income Taxes	53	36	17
Net Income	264	197	67
Less: Special Items	(40)	(65)	25
Earnings from Ongoing Operations	$304	$262	$42

The following after-tax gains (losses), which management considers special items, impacted the U.K. Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended March 31.

	Income Statement Line Item	Three Months
		2019	2018
Foreign currency economic hedges, net of tax of $11, $17 (a)	Other Income (Expense) - net	$(40)	$(65)
Total Special Items		$(40)	$(65)

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated GBP-denominated earnings.

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

Three Months
U.K.
U.K. Adjusted Gross Margins	$10
Other operation and maintenance	5
Depreciation	(5)
Other Income (Expense) - net	19
Interest expense	2
Income taxes	(5)
U.S.
Interest expense and other	(2)
Income taxes	1
Foreign currency exchange, after-tax	17
Earnings from Ongoing Operations	42
Special items, after-tax	25
Net Income	$67

U.K.

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of U.K. Adjusted Gross Margins.

•	Higher other income (expense) - net primarily from higher pension income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain acquisition-related financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 25% of PPL's Net Income for the three months ended March 31, 2019 and 34% of PPL's assets at March 31, 2019.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results.

	Three Months
	2019	2018	$ Change
Operating revenues	$845	$872	$(27)
Fuel	194	214	(20)
Energy purchases	79	80	(1)
Other operation and maintenance	214	205	9
Depreciation	123	117	6
Taxes, other than income	18	17	1
Total operating expenses	628	633	(5)
Other Income (Expense) - net	—	(3)	3
Interest Expense	70	67	3
Income Taxes	30	36	(6)
Net Income	117	133	(16)
Less: Special Items (a)	—	—	—
Earnings from Ongoing Operations	$117	$133	$(16)

(a)	There are no items that management considers special for the periods presented.

The changes in the components of the Kentucky Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Kentucky Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

Three Months
Kentucky Adjusted Gross Margins	$(5)
Other operation and maintenance	(12)
Depreciation	(4)
Taxes, other than income	(1)
Other Income (Expense) - net	3
Interest Expense	(3)
Income Taxes	6
Net Income	$(16)

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Kentucky Adjusted Gross Margins.

•	Higher other operation and maintenance expense primarily from increases in various costs that were not individually significant in comparison to the prior year.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. In addition, certain costs are allocated to the Pennsylvania Regulated segment. The Pennsylvania Regulated segment represents 26% of PPL's Net Income for the three months ended March 31, 2019 and 25% of PPL's assets at March 31, 2019.

Net Income and Earnings from Ongoing Operations for the period ended March 31 include the following results.

	Three Months
	2019	2018	$ Change
Operating revenues	$645	$639	$6
Energy purchases	171	161	10
Other operation and maintenance	150	133	17
Depreciation	95	85	10
Taxes, other than income	31	32	(1)
Total operating expenses	447	411	36
Other Income (Expense) - net	7	6	1
Interest Expense	42	37	5
Income Taxes	42	49	(7)
Net Income	121	148	(27)
Less: Special Items (a)	—	—	—
Earnings from Ongoing Operations	$121	$148	$(27)

(a)	There are no items that management considers special for the periods presented.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Pennsylvania Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

Three Months
Pennsylvania Adjusted Gross Margins	$(11)
Other operation and maintenance	(12)
Depreciation	(8)
Taxes, other than income	1
Other Income (Expense) - net	1
Interest Expense	(5)
Income Taxes	7
Net Income	$(27)

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Pennsylvania Adjusted Gross Margins.

•	Higher other operation and maintenance expense primarily from increases in various costs that were not individually significant in comparison to the prior year.

•
Higher depreciation expense primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure, net of retirements.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended March 31.

	2019 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$264	$117	$121	$(36)	$466
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $11	(40)	—	—	—	(40)
Talen litigation costs, net of tax of $0 (a)	—	—	—	(2)	(2)
Total Special Items	(40)	—	—	(2)	(42)
Earnings from Ongoing Operations	$304	$117	$121	$(34)	$508

	2018 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$197	$133	$148	$(26)	$452
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $17	(65)	—	—	—	(65)
Total Special Items	(65)	—	—	—	(65)
Earnings from Ongoing Operations	$262	$133	$148	$(26)	$517

(a)
During the first quarter of 2019, PPL incurred legal expenses related to litigation with its former affiliate, Talen Montana, and related cases. See Note 11 to the Financial Statements for additional information.

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

	Three Months
	2019	2018	$ Change
U.K. Regulated
U.K. Adjusted Gross Margins	$546	$572	$(26)
Impact of changes in foreign currency exchange rates			(36)
U.K. Adjusted Gross Margins excluding impact of foreign currency exchange rates			$10

Kentucky Regulated
Kentucky Adjusted Gross Margins
LG&E	$238	$241	$(3)
KU	292	294	(2)
Total Kentucky Adjusted Gross Margins	$530	$535	$(5)

Pennsylvania Regulated
Pennsylvania Adjusted Gross Margins
Distribution	$260	$278	$(18)
Transmission	143	136	7
Total Pennsylvania Adjusted Gross Margins	$403	$414	$(11)

U.K. Adjusted Gross Margins

U.K. Adjusted Gross Margins, excluding the impact of changes in foreign currency exchange rates, increased primarily due to $26 million from the April 1, 2018 price increase, partially offset by $14 million of lower volumes.

Kentucky Adjusted Gross Margins

Kentucky Adjusted Gross Margins decreased primarily due to $10 million of decreased sales volumes due to weather ($4 million at LG&E and $6 million at KU), partially offset by returns on additional environmental capital investments of $5 million ($3 million at LG&E and $2 million at KU).

Pennsylvania Adjusted Gross Margins

Distribution

Distribution Adjusted Gross Margins decreased primarily due to a $23 million negative surcharge which was effective as of July 1, 2018, related to the reduced U.S. federal corporate income taxes as a result of the TCJA. This decrease was partially offset by $6 million of higher electricity sales volumes.

Transmission

Transmission Adjusted Gross Margins increased primarily due to an increase of $26 million from returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability, partially offset by $16 million from the impact of the reduced U.S. federal corporate income taxes as a result of the TCJA.

Reconciliation of Adjusted Gross Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended March 31.

	2019 Three Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$574	(c)	$845	$645	$15	$2,079
Operating Expenses
Fuel	—		194	—	—	194
Energy purchases	—		79	171	—	250
Other operation and maintenance	28		22	31	409	490
Depreciation	—		19	10	255	284
Taxes, other than income	—		1	30	49	80
Total Operating Expenses	28		315	242	713	1,298
Total	$546		$530	$403	$(698)	$781

	2018 Three Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$604	(c)	$872	$639	$11	$2,126
Operating Expenses
Fuel	—		214	—	—	214
Energy purchases	—		80	161	—	241
Other operation and maintenance	32		25	26	385	468
Depreciation	—		17	8	244	269
Taxes, other than income	—		1	30	52	83
Total Operating Expenses	32		337	225	681	1,275
Total	$572		$535	$414	$(670)	$851

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

(c)	Excludes ancillary revenues of $9 million and $11 million for the three months ended March 31, 2019 and 2018.

PPL Electric: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2019	2018	$ Change
Operating Revenues	$645	$639	$6
Operating Expenses
Operation
Energy purchases	171	161	10
Other operation and maintenance	150	133	17
Depreciation	95	85	10
Taxes, other than income	31	32	(1)
Total Operating Expenses	447	411	36
Other Income (Expense) - net	5	6	(1)
Interest Income from Affiliate	2	—	2
Interest Expense	42	37	5
Income Taxes	42	49	(7)
Net Income	$121	$148	$(27)

Operating Revenues

The increase (decrease) in operating revenues for the period ended March 31, 2019 compared with 2018 was due to:

Three Months
Distribution price (a)	$9
Distribution volume	2
PLR (b)	10
Transmission Formula Rate (c)	7
TCJA refund (d)	(24)
Other	2
Total	$6

(a)	Distribution price variance is primarily due to reconcilable cost recovery mechanisms approved by the PUC.

(b)	The increase was primarily due to higher energy volumes.

(c)	Transmission Formula Rate revenues include the $16 million unfavorable impact of the TCJA which reduced the new revenue requirement that went into effect June 1, 2018.

(d)
The estimated income tax savings owed to or already returned to distribution customers related to the reduced U.S. federal corporate income taxes as a result of the TCJA. The TCJA customer refund for the period January through June 2018 was recorded during the second quarter of 2018 and the negative surcharge rate for distribution customers went into effect July 1, 2018 based on the PUC Order.

Energy Purchases

Energy purchases increased $10 million for the three months ended March 31, 2019 compared with 2018, primarily due to higher PLR volumes of $15 million, partially offset by lower transmission enhancement expenses of $6 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the period ended March 31, 2019 compared with 2018 was due to:

Three Months
Corporate service costs	$2
Storm costs	9
Other	6
Total	$17

Depreciation

Depreciation increased $10 million for the three months ended March 31, 2019 compared with 2018, primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter program, net of retirements.

Interest Expense

Interest expense increased $5 million for the three months ended March 31, 2019 compared with 2018, primarily due to the June 2018 issuance of $400 million of 4.15% First Mortgage Bonds due 2048.

Income Taxes

The increase (decrease) in income taxes for the period ended March 31, 2019 compared with 2018 was due to:

Three Months
Change in pre-tax income	$(9)
Other	2
Total	$(7)

Earnings

	Three Months Ended
	March 31,
	2019	2018
Net Income	$121	$148
Special Item, gain (loss), after-tax (a)	—	—

(a)	There are no items that management considers special for the periods presented.

Earnings decreased for the three month period in 2019 compared with 2018, driven primarily by the impact of reduced revenues due to the refund of the income tax benefit in rates due to U.S. tax reform, higher operation and maintenance expense and higher depreciation expense, partially offset by returns on additional capital investments in transmission.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Pennsylvania Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

Three Months
Pennsylvania Adjusted Gross Margins	$(11)
Other operation and maintenance	(12)
Depreciation	(8)
Taxes, other than income	1
Other Income (Expense) - net	1
Interest Expense	(5)
Income Taxes	7
Net Income	$(27)

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

	2019 Three Months			2018 Three Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$645	$—	$645	$639	$—	$639
Operating Expenses
Energy purchases	171	—	171	161	—	161
Other operation and maintenance	31	119	150	26	107	133
Depreciation	10	85	95	8	77	85
Taxes, other than income	30	1	31	30	2	32
Total Operating Expenses	242	205	447	225	186	411
Total	$403	$(205)	$198	$414	$(186)	$228

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

LKE: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2019	2018	$ Change
Operating Revenues	$845	$872	$(27)
Operating Expenses
Operation
Fuel	194	214	(20)
Energy purchases	79	80	(1)
Other operation and maintenance	214	205	9
Depreciation	123	117	6
Taxes, other than income	18	17	1
Total Operating Expenses	628	633	(5)
Other Income (Expense) - net	—	(3)	3
Interest Expense	54	50	4
Interest Expense with Affiliate	7	5	2
Income Taxes	32	39	(7)
Net Income	$124	$142	$(18)

Operating Revenues

The increase (decrease) in operating revenues for the period ended March 31, 2019 compared with 2018 was due to:

Three Months
Volumes (a)	$(30)
Fuel and other energy prices	(10)
ECR	4
TCJA refund (b)	4
Other	5
Total	$(27)

(a)	The decrease was primarily due to weather.

(b)	Represents the change in estimated income tax savings owed to customers related to the reduced U.S. federal corporate income taxes as a result of the TCJA.

Fuel

Fuel decreased $20 million for the three months ended March 31, 2019 compared with 2018, primarily due to an $11 million decrease in volumes driven by weather and a $9 million decrease in commodity costs.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the period ended March 31, 2019 compared with 2018 was due to:

Three Months
Storm costs	$2
Vegetation management	2
Gas distribution maintenance and compliance	2
Other	3
Total	$9

Income Taxes

Income taxes decreased $7 million for the three months ended March 31, 2019 compared with 2018 primarily due to lower pre-tax income.

Earnings

	Three Months Ended
	March 31,
	2019	2018
Net Income	$124	$142
Special items, gains (losses), after-tax (a)	—	—

(a)	There are no items management considers special for the periods presented.

Earnings decreased for the three month period in 2019 compared with 2018, primarily due to lower sales volumes driven by weather, higher other operation and maintenance expense and higher depreciation expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

Three Months
Adjusted Gross Margins	$(5)
Other operation and maintenance	(12)
Depreciation	(4)
Taxes, other than income	(1)
Other Income (Expense) - net	3
Interest Expense	(6)
Income Taxes	7
Net Income	$(18)

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

	2019 Three Months			2018 Three Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$845	$—	$845	$872	$—	$872
Operating Expenses
Fuel	194	—	194	214	—	214
Energy purchases	79	—	79	80	—	80
Other operation and maintenance	22	192	214	25	180	205
Depreciation	19	104	123	17	100	117
Taxes, other than income	1	17	18	1	16	17
Total Operating Expenses	315	313	628	337	296	633
Total	$530	$(313)	$217	$535	$(296)	$239

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

LG&E: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2019	2018	$ Change
Operating Revenues
Retail and wholesale	$397	$407	$(10)
Electric revenue from affiliate	13	12	1
Total Operating Revenues	410	419	(9)
Operating Expenses
Operation
Fuel	78	79	(1)
Energy purchases	74	76	(2)
Energy purchases from affiliate	2	6	(4)
Other operation and maintenance	94	89	5
Depreciation	51	48	3
Taxes, other than income	9	9	—
Total Operating Expenses	308	307	1
Other Income (Expense) - net	—	(1)	1
Interest Expense	21	18	3
Income Taxes	17	21	(4)
Net Income	$64	$72	$(8)

Operating Revenues

The increase (decrease) in operating revenues for the period ended March 31, 2019 compared with 2018 was due to:

Three Months
Volumes (a)	$(15)
Fuel and other energy prices	(1)
ECR	2
TCJA refund (b)	1
Other	4
Total	$(9)

(a)	The decrease was primarily due to weather.

(b)	Represents the change in estimated income tax savings owed to customers related to the reduced U.S. federal corporate income taxes as a result of the TCJA.

Energy Purchases from Affiliate

Energy purchases from affiliate decreased $4 million for the three months ended March 31, 2019 compared with 2018, primarily due to the timing of generation maintenance outages.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the period ended March 31, 2019 compared with 2018 was due to:

Three Months
Gas distribution maintenance and compliance	$2
Storm costs	1
Vegetation management	1
Other	1
Total	$5

Depreciation

Depreciation increased $3 million for the three months ended March 31, 2019 compared with 2018, due to additional assets placed into service, net of retirements.

Interest Expense

Interest expense increased $3 million for the three months ended March 31, 2019 compared with 2018, primarily due to increased commercial paper borrowings and higher interest rates.

Income Taxes

Income taxes decreased $4 million for the three months ended March 31, 2019 compared with 2018 primarily due to lower pre-tax income.

Earnings

	Three Months Ended
	March 31,
	2019	2018
Net Income	$64	$72
Special items, gains (losses), after-tax (a)	—	—

(a)	There are no items management considers special for the periods presented.

Earnings decreased for the three month period in 2019 compared with 2018, primarily due to lower sales volumes driven by weather, higher other operation and maintenance expense, higher depreciation expense and higher interest expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

Three Months
Adjusted Gross Margins	$(3)
Other operation and maintenance	(5)
Depreciation	(3)
Taxes, other than income	1
Other Income (Expense) - net	1
Interest Expense	(3)
Income Taxes	4
Net Income	$(8)

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

	2019 Three Months			2018 Three Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$410	$—	$410	$419	$—	$419
Operating Expenses
Fuel	78	—	78	79	—	79
Energy purchases, including affiliate	76	—	76	82	—	82
Other operation and maintenance	9	85	94	9	80	89
Depreciation	8	43	51	8	40	48
Taxes, other than income	1	8	9	—	9	9
Total Operating Expenses	172	136	308	178	129	307
Total	$238	$(136)	$102	$241	$(129)	$112

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

KU: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2019	2018	$ Change
Operating Revenues
Retail and wholesale	$448	$465	$(17)
Electric revenue from affiliate	2	6	(4)
Total Operating Revenues	450	471	(21)
Operating Expenses
Operation
Fuel	116	135	(19)
Energy purchases	5	4	1
Energy purchases from affiliate	13	12	1
Other operation and maintenance	108	105	3
Depreciation	72	68	4
Taxes, other than income	9	8	1
Total Operating Expenses	323	332	(9)
Other Income (Expense) - net	2	(3)	5
Interest Expense	26	25	1
Income Taxes	22	24	(2)
Net Income	$81	$87	$(6)

Operating Revenues

The increase (decrease) in operating revenues for the period ended March 31, 2019 compared with 2018 was due to:

Three Months
Volumes (a)	$(16)
Fuel and other energy prices	(10)
TCJA refund (b)	3
ECR	2
Total	$(21)

(a)	The decrease was primarily due to weather.

(b)	Represents the change in estimated income tax savings owed to customers related to the reduced U.S. federal corporate income taxes as a result of the TCJA.

Fuel

Fuel decreased $19 million for the three months ended March 31, 2019 compared with 2018, primarily due to an $11 million decrease in volumes driven by weather and a $9 million decrease in commodity costs.

Depreciation

Depreciation increased $4 million for the three months ended March 31, 2019 compared with 2018, primarily due to additional assets placed into service, net of retirements.

Earnings

	Three Months Ended
	March 31,
	2019	2018
Net Income	$81	$87
Special items, gains (losses), after-tax (a)	—	—

(a)	There are no items management considers special for the periods presented.

Earnings decreased for the three month period in 2019 compared with 2018, primarily due to lower sales volumes driven by weather and higher other operation and maintenance expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

Three Months
Adjusted Gross Margins	$(2)
Other operation and maintenance	(6)
Depreciation	(2)
Taxes, other than income	(2)
Other Income (Expense) - net	5
Interest Expense	(1)
Income Taxes	2
Net Income	$(6)

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

	2019 Three Months			2018 Three Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$450	$—	$450	$471	$—	$471
Operating Expenses
Fuel	116	—	116	135	—	135
Energy purchases, including affiliate	18	—	18	16	—	16
Other operation and maintenance	13	95	108	16	89	105
Depreciation	11	61	72	9	59	68
Taxes, other than income	—	9	9	1	7	8
Total Operating Expenses	158	165	323	177	155	332
Total	$292	$(165)	$127	$294	$(155)	$139

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL (a)	PPL Electric	LKE	LG&E	KU
March 31, 2019
Cash and cash equivalents	$518	$23	$22	$9	$13
Short-term debt	1,428	60	69	69	—
Long-term debt due within one year	202	—	202	106	96
Notes payable with affiliates		—	187	—	—

December 31, 2018
Cash and cash equivalents	$621	$267	$24	$10	$14
Short-term debt	1,430	—	514	279	235
Long-term debt due within one year	530	—	530	434	96
Notes payable with affiliates		—	113	—	—

(a)
At March 31, 2019, $137 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate an incremental U.S. tax cost. See Note 6 to the Financial Statements in PPL's 2018 Form 10-K for additional information on undistributed earnings of WPD.

Net cash provided by (used in) operating, investing and financing activities for the three month periods ended March 31, and the changes between periods, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2019
Operating activities	$474	$81	$270	$157	$174
Investing activities	(722)	(264)	(278)	(117)	(161)
Financing activities	142	(61)	6	(41)	(14)
2018
Operating activities	$566	$76	$278	$146	$185
Investing activities	(753)	(246)	(294)	(150)	(143)
Financing activities	331	141	13	3	(46)
Change - Cash Provided (Used)
Operating activities	$(92)	$5	$(8)	$11	$(11)
Investing activities	31	(18)	16	33	(18)
Financing activities	(189)	(202)	(7)	(44)	32

Operating Activities

The components of the change in cash provided by (used in) operating activities for the three months ended March 31, 2019 compared with 2018 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Net income	$14	$(27)	$(18)	$(8)	$(6)
Non-cash components	(3)	5	38	11	19
Working capital	(138)	(5)	(102)	(51)	(57)
Defined benefit plan funding	23	7	87	55	47
Other operating activities	12	25	(13)	4	(14)
Total	$(92)	$5	$(8)	$11	$(11)

(PPL)

PPL's cash provided by operating activities in 2019 decreased $92 million compared with 2018.

•
Net income increased $14 million between periods and included a decrease in non-cash charges of $3 million. The decrease in non-cash charges was primarily due to a decrease in unrealized losses on hedging activities and an increase in the U.K. net periodic defined benefit credits (primarily due to lower levels of unrecognized losses being amortized and an increase in expected returns on higher asset balances) partially offset by an increase in deferred income taxes (primarily due to book versus tax plant timing differences) and an increase in depreciation expense (primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure, net of retirements).

•
The $138 million decrease in cash from changes in working capital was primarily due to an increase in net regulatory assets and liabilities (due to a decrease primarily due to the impact of the TCJA and timing of rate recovery mechanisms), a decrease in accounts payable (primarily due to timing of payments) and an increase in prepayments (primarily due to timing of payments) partially offset by an increase in other current liabilities (primarily due to timing of payments).

•	Defined benefit plan funding was $23 million lower in 2019.

(PPL Electric)

PPL Electric's cash provided by operating activities in 2019 increased $5 million compared with 2018.

•
Net income decreased $27 million between the periods and included an increase in non-cash components of $5 million. The increase in non-cash components was primarily due to a $10 million increase in depreciation expense (primarily due to additional assets placed into service, related to the ongoing efforts to ensure reliability of the delivery system and the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter program) partially offset by a $5 million decrease in deferred income taxes (due to book versus tax plant timing differences and Federal net operating losses).

•
The $5 million decrease in cash from changes in working capital was primarily due to an increase in prepayments (primarily due to an increase in the 2019 gross receipts tax prepayment compared to 2018) and an increase in net regulatory assets and liabilities (due to timing of rate recovery mechanisms), partially offset by an increase in accounts payable (due to timing and settlement of payroll transactions and federal income tax payments).

•	Defined benefit plan funding was $7 million lower in 2019.

•
The $25 million increase in cash provided by other operating activities was primarily due to a decrease in non-current regulatory assets (primarily due to $17 million of storm costs incurred in March 2018, with no comparable storm costs in 2019).

(LKE)

LKE's cash provided by operating activities in 2019 decreased $8 million compared with 2018.

•
Net income decreased $18 million between the periods and included an increase in non-cash charges of $38 million. The increase in non-cash charges was primarily driven by an increase in deferred income tax expense (primarily due to book versus tax plant timing differences).

•
The decrease in cash from changes in working capital was primarily driven by an increase in net regulatory assets and liabilities (primarily due to the impact of the TCJA and timing of rate recovery mechanisms), a decrease in accounts payable (primarily due to timing of payments), a decrease in taxes payable (primarily due to timing of payments), an increase in unbilled revenues (primarily due to weather) and an increase in fuel inventory (primarily due to lower generation driven by weather), partially offset by an increase in other current liabilities (primarily due to timing of payments) and a decrease in other accounts receivable (primarily due to timing of payments).

•	Defined benefit plan funding was $87 million lower in 2019.

•	The decrease in cash from LKE's other operating activities was primarily driven by an increase in ARO expenditures.

(LG&E)

LG&E's cash provided by operating activities in 2019 increased $11 million compared with 2018.

•
Net income decreased $8 million between the periods and included an increase in non-cash charges of $11 million. The increase in non-cash charges was primarily driven by an increase in deferred income tax expense (primarily due to book versus tax plant timing differences).

•
The decrease in cash from changes in working capital was primarily driven by an increase in net regulatory assets and liabilities (primarily due to the impact of the TCJA and the timing of rate recovery mechanisms), a decrease in accounts payable (primarily due to timing of payments) and a decrease in taxes payable (primarily due to timing of payments), partially offset by an increase in other current liabilities (primarily due to timing of payments).

•	Defined benefit plan funding was $55 million lower in 2019.

(KU)

KU's cash provided by operating activities in 2019 decreased $11 million compared with 2018.

•
Net income decreased $6 million between the periods and included an increase in non-cash charges of $19 million. The increase in non-cash charges was primarily driven by an increase in deferred income tax expense (primarily due to book versus tax plant timing differences).

•
The decrease in cash from changes in working capital was primarily driven by an increase in net regulatory assets and liabilities (primarily due to the impact of the TCJA and the timing of rate recovery mechanisms), a decrease in accounts payable (primarily due to timing of payments), a decrease in taxes payable (primarily due to timing of payments), an increase in unbilled revenues (primarily due to weather) and an increase in fuel inventory (primarily due to lower generation driven by weather), partially offset by an increase in other current liabilities (primarily due to timing of payments) and a decrease in other accounts receivable (primarily due to timing of payments).

•	Defined benefit plan funding was $47 million lower in 2019.

•	The decrease in cash from KU's other operating activities was primarily driven by an increase in ARO expenditures.

Investing Activities

(All Registrants)

Expenditures for Property, Plant and Equipment

Investment in PP&E is the primary investing activity of the Registrants. The change in cash used in expenditures for PP&E for the three months ended March 31, 2019 compared with 2018 was as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Decrease (Increase)	$21	$(19)	$16	$33	$(18)

For PPL, the decrease in expenditures was due to lower project expenditures at WPD, LKE and LG&E, partially offset by higher project expenditures at PPL Electric and KU. The decrease in expenditures at WPD was primarily due to a decrease in expenditures to enhance system reliability and a decrease in foreign currency exchange rates. The decrease in expenditures at

LKE was primarily due to decreased spending for environmental water projects at LG&E's Mill Creek and Trimble County plants and KU's Ghent plant, offset by spending on various other projects at KU that are not individually significant. The increase in project expenditures for PPL Electric was primarily due to an increase in capital spending related to the ongoing efforts to improve reliability and replace aging infrastructure.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the three months ended March 31, 2019 compared with 2018 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$(144)	$—	$(100)	$(100)	$—
Stock issuances/redemptions, net	(78)	—	—	—	—
Dividends	(23)	(48)	—	4	40
Capital contributions/distributions, net		—	13	—	28
Change in short-term debt, net	55	(153)	17	52	(35)
Notes payable with affiliate		—	62	—	—
Other financing activities	1	(1)	1	—	(1)
Total	$(189)	$(202)	$(7)	$(44)	$32

See Note 8 to the Financial Statements in this Form 10-Q for information on 2019 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 8 to the Financial Statements in the Registrants' 2018 Form 10-K for information on 2018 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed below are recorded as "Short-term debt" on the Balance Sheets, except as noted below. At March 31, 2019, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,550	$—	$983	$567
PPL Electric Credit Facility	650	—	61	589

LG&E Credit Facilities (a)	700	200	269	231
KU Credit Facilities (b)	598	—	431	167
Total LKE	1,298	200	700	398
Total U.S. Credit Facilities (c)	$3,498	$200	$1,744	$1,554
Total U.K. Credit Facilities (d)	£1,055	£250	£—	£803

(a)	At March 31, 2019, the amounts borrowed and $200 million of commercial paper issuances are included in "Long-term debt" on the Balance Sheets.

(b)	At March 31, 2019, outstanding commercial paper issuances of $233 million are included in "Long-term debt" on the Balance Sheets.

(c)
The commitments under the U.S. credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 10%, PPL Electric - 6%, LKE - 19%, LG&E - 32% and KU - 37%.

(d)
The amounts borrowed at March 31, 2019 were a USD-denominated borrowing of $200 million and GBP-denominated borrowings of £99 which equated to $131 million. The unused capacity reflects the USD-denominated borrowing amount borrowed in GBP of £153 million as of the date borrowed. At March 31, 2019, the USD equivalent of unused capacity under the U.K. committed credit facilities was $1.1 billion.

The commitments under the U.K. credit facilities are provided by a diverse bank group, with no one bank providing more than 13% of the total committed capacity.

See Note 8 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed Capacity	Borrowed	Non-affiliate Used Capacity	Unused Capacity
LKE Credit Facility	$375	$187	$—	$188
LG&E Money Pool (a)	500	—	269	231
KU Money Pool (a)	500	—	233	267

(a)
LG&E and KU participate in an intercompany money pool agreement whereby LKE, LG&E and/or KU make available funds up to $500 million at an interest rate based on a market index of commercial paper issues. However, the FERC has issued a maximum aggregate short-term debt limit for each utility at $500 million from all covered sources.

See Note 12 to the Financial Statements for further discussion of intercompany credit facilities.

Commercial Paper (All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, are included in "Short-term debt" on the Balance Sheets, except for certain LG&E and KU issuances, as noted above, and are supported by the respective Registrant's credit facility. The following commercial paper programs were in place at March 31, 2019:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,500	$968	$532
PPL Electric	650	60	590

LG&E	350	269	81
KU	350	233	117
Total LKE	700	502	198
Total PPL	$2,850	$1,530	$1,320

Long-term Debt (All Registrants)

See Note 8 to the Financial Statements for information regarding the Registrants’ long-term debt activities.

(PPL)

Equity Securities Activities

ATM

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program; including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the three months ended March 31, 2019.

Common Stock Dividends

In February 2019, PPL declared a quarterly common stock dividend, payable April 1, 2019, of 41.25 cents per share (equivalent to $1.65 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

The rating agencies have taken the following actions related to the Registrants and their subsidiaries during 2019:

(PPL, LKE and LG&E)

In March 2019, Moody’s and S&P assigned ratings of A1 and A to LG&E’s $400 million 4.25% First Mortgage Bonds due 2049. The bonds were issued April 1, 2019.

In March 2019, Moody’s and S&P assigned ratings of A1 and A to the County of Jefferson, Kentucky’s $128 million 1.85% Pollution Control Revenue Bonds, 2001 Series A (Louisville Gas and Electric Company Project), due 2033, previously issued on behalf of LG&E. The bonds were remarketed April 1, 2019.

(PPL, LKE and KU)

In March 2019, Moody’s assigned a rating of A1 and S&P confirmed its rating of A to KU’s $300 million 4.375% First Mortgage Bonds due 2045. The bonds were issued April 1, 2019.

Ratings Triggers

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 15 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at March 31, 2019.

(All Registrants)

For additional information on the Registrants' liquidity and capital resources, see "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Registrants' 2018 Form 10-K.

Risk Management

Market Risk

(All Registrants)

See Notes 14 and 15 to the Financial Statements for information about the Registrants' risk management objectives, valuation techniques and accounting designations.

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

The following interest rate hedges were outstanding at March 31, 2019.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL
Cash flow hedges
Cross-currency swaps (c)	$702	$119	$(77)	2028
Economic hedges
Interest rate swaps (d)	147	(21)	(1)	2033
LKE
Economic hedges
Interest rate swaps (d)	147	(21)	(1)	2033
LG&E
Economic hedges
Interest rate swaps (d)	147	(21)	(1)	2033

(a)	Includes accrued interest, if applicable.

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at March 31, 2019 was insignificant for PPL, PPL Electric, LKE, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at March 31, 2019 is shown below.

10% Adverse Movement in Rates
PPL	$672
PPL Electric	185
LKE	164
LG&E	60
KU	89

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

The following foreign currency hedges were outstanding at March 31, 2019.

	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)	Maturities Ranging Through
Economic hedges (b)	£1,258	$150	$(149)	2020

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.

(b)	To economically hedge the translation risk of expected earnings denominated in GBP.

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

•
WPD is exposed to volumetric risk which is significantly mitigated as a result of the method of regulation in the U.K. Under the RIIO-ED1 price control regulations, recovery of such exposure occurs on a two year lag. See Note 1 in PPL's 2018 Form 10-K for additional information on revenue recognition under RIIO-ED1.

•	PPL Electric, LG&E and KU are exposed to volumetric risk on retail sales, mainly due to weather and other economic conditions for which there is limited mitigation between rate cases.

Credit Risk (All Registrants)

See Notes 14 and 15 to the Financial Statements in this Form 10-Q and "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Risk Management - Credit Risk" in the Registrants' 2018 Form 10-K for additional information.

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. Changes in this exchange rate resulted in a foreign currency translation gain of $294 million for the three months ended March 31, 2019, which primarily reflected a $504 million increase to PP&E and a $98 million increase to goodwill, partially offset by a $304 million increase to long-term debt and a $4 increase to other net liabilities. Changes in this exchange rate resulted in a foreign currency translation gain of $117 million for the three months ended March 31, 2018, which primarily reflected a $212 million increase to PP&E and a $44 million increase to goodwill partially offset by a $125 million increase to long-term debt and a $14 million increase to other net liabilities. The impact of foreign currency translation is recorded in AOCI.

Related Party Transactions (All Registrants)

The Registrants are not aware of any material ownership interests or operating responsibility by senior management in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with the Registrants. See Note 12 to the Financial Statements for additional information on related party transactions for PPL Electric, LKE, LG&E and KU.

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

Capacity Needs (PPL, LKE, LG&E and KU)

As a result of environmental requirements and energy efficiency measures, KU retired two older coal-fired electricity generating units at the E.W. Brown plant in February 2019 with a combined summer rating capacity of 272 MW. Despite the retirement of these units, LG&E and KU maintain sufficient generating capacity to serve their load.

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

See below for further discussion of the EPA's CCR Rule and Note 11 to the Financial Statements for a discussion of other significant environmental matters including Legal Matters, NAAQS, Climate Change, and ELGs. Additionally, see "Item 1. Business - Environmental Matters" in the Registrants' 2018 Form 10-K for additional information.

EPA’s CCR Rule (PPL, LKE, LG&E and KU)

Over the next several years, LG&E and KU anticipate undertaking extensive measures, including significant capital expenditures, in complying with the provisions of the EPA's CCR Rule. Although LG&E and KU have identified compliance strategies and are finalizing closure plans and schedules as required by the CCR Rule, remaining regulatory uncertainties could substantially impact current plans. As a result of a judicial settlement, legislative amendments, and the EPA's review of the current program, the EPA is in the process of undertaking significant revisions to the CCR Rule. In July 2018, the EPA published certain amendments to the CCR Rule which include extending the deadline for commencement of closure of certain impoundments from April 2019 to October 31, 2020. The EPA has announced that additional amendments to the rule will be proposed. In August 2018, the D.C. Circuit Court of Appeals vacated and remanded portions of the CCR Rule, including the provisions allowing unlined impoundments to continue operating and provisions exempting certain inactive impoundments from regulation. The exact impact of the judicial decision will be highly dependent on the EPA's rulemaking actions on remand and any subsequent legal challenges. LG&E and KU are evaluating the specific plan impacts of developments to date and will continue to monitor the EPA's ongoing regulatory proceedings.

In connection with the CCR Rule, LG&E and KU have recorded adjustments to existing AROs beginning in 2015 and continue to record adjustments as required. See Note 19 to the Financial Statements in the Registrants’ 2018 Form 10-K for additional information on AROs. LG&E and KU continue to perform technical evaluations related to their plans to close impoundments at all of their generating plants. Although LG&E and KU believe their recorded liabilities appropriately reflect their obligations under current rules, changes to current compliance strategies as a result of ongoing regulatory proceedings or other developments could result in additional closure costs. It is not currently possible to determine the magnitude of any potential cost increases related to changes in compliance strategies or plans, and the timing of future cash outflows are indeterminable at this time. As rules are revised, technical evaluations are completed, and the timing and details of impoundment closures develop further on a plant by-plant basis, LG&E and KU will updated their cost estimates and record any changes as necessary to their ARO liability, which could be material. These costs are subject to rate recovery.

New Accounting Guidance (All Registrants)

See Notes 2 and 18 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies (All Registrants)

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following table summarizes the accounting policies by Registrant that are particularly important to an understanding of the reported financial condition or results of operations, and require management to make estimates or other judgments of matters that are inherently uncertain. See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2018 Form 10-K for a discussion of each critical accounting policy.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2019, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the first quarter of 2019 see:

•	"Item 3. Legal Proceedings" in each Registrant's 2018 Form 10-K; and

•	Notes 6, 7 and 11 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the Registrants' 2018 Form 10-K.

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
Supplemental Indenture No 7, dated as of March 1, 2019, to Indenture, dated as of October 1, 2010, between Louisville Gas and Electric Company to The Bank of New York Mellon, as Trustee (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 1, 2019)

4(b)	-
Supplemental Indenture No. 7, dated as of March 1, 2019, to Indenture, dated as of October 1, 2010, between Kentucky Utilities Company and The Bank of New York Mellon, as Trustee (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 1, 2019)

10(a)	-
Amendment No. 4 to Credit Agreement dated as of March 8, 2019 to Revolving Credit Agreement dated as of July 28, 2014 (as previously amended) among PPL Capital Funding, Inc., as Borrower, PPL Corporation, as Guarantor, the Lenders party thereto and Wells Fargo, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 8, 2019)

10(b)	-
Fifth Amendment to Revolving Credit Agreement (as previously amended) dated as of March 8, 2019 among PPL Capital Funding, Inc., as Borrower, PPL Corporation, as guarantor, The Bank of Nova Scotia, as Administrative Agent and the Lenders from time to time party thereto (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 8, 2019)

10(c)	-
Amendment No. 4 to Credit Agreement dated as of March 8, 2019 to Amended and Restated Revolving Credit Agreement dated as of July 28, 2014 (as previously amended) among PPL Electric Utilities Corporation, as Borrower, the Lenders party thereto and Wells Fargo, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 8, 2019)

10(d)	-
Amendment No. 4 to Credit Agreement dated as of March 8, 2019 to Amended and Restated Revolving Credit Agreement dated as of July 28, 2014 (as previously amended) among Louisville Gas and Electric Company, as Borrower, the Lenders party thereto and Wells Fargo, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 8, 2019)

10(e)	-
Amendment No. 4 to Credit Agreement dated as of March 8, 2019 to Amended and Restated Revolving Credit Agreement dated as of July 28, 2014 (as previously amended) among Kentucky Utilities Company, as Borrower, the Lenders party thereto and Wells Fargo, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.5 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 8, 2019)

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2019, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2019, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	May 2, 2019	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	May 2, 2019	/s/ Stephen K. Breininger
Stephen K. Breininger Vice President-Finance and Regulatory Affairs and Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	May 2, 2019	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)