Form 10-Q
period 2019-06-30
PPL Corp; PPL ELECTRIC UTILITIES CORP; LOUISVILLE GAS & ELECTRIC CO /KY/; KENTUCKY UTILITIES CO; LG&E & KU Energy LLC
filed 2019-08-06
CIK 922224, 317187, 60549, 55387, 1518339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

	FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
	OF 1934 for the quarterly period ended	June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
	OF 1934 for the transition period from	_________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

1-11459	PPL Corporation			23-2758192
(Exact name of Registrant as specified in its charter)
Pennsylvania
Two North Ninth Street
	Allentown,	PA	18101-1179
	(610)	774-5151

1-905	PPL Electric Utilities Corporation			23-0959590
(Exact name of Registrant as specified in its charter)
Pennsylvania
Two North Ninth Street
	Allentown,	PA	18101-1179
	(610)	774-5151

333-173665	LG&E and KU Energy LLC			20-0523163
(Exact name of Registrant as specified in its charter)
Kentucky
220 West Main Street
	Louisville,	KY	40202-1377
	(502)	627-2000

1-2893	Louisville Gas and Electric Company			61-0264150
(Exact name of Registrant as specified in its charter)
Kentucky
220 West Main Street
	Louisville,	KY	40202-1377
	(502)	627-2000

1-3464	Kentucky Utilities Company			61-0247570
(Exact name of Registrant as specified in its charter)
Kentucky and Virginia
One Quality Street
	Lexington,	KY	40507-1462
	(502)	627-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol:	Name of each exchange on which registered
Common Stock of PPL Corporation	PPL	New York Stock Exchange

Junior Subordinated Notes of PPL Capital Funding, Inc.
2007 Series A due 2067	PPL/67	New York Stock Exchange
2013 Series B due 2073	PPX	New York Stock Exchange

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

PPL Corporation	Yes	☒	No	☐
PPL Electric Utilities Corporation	Yes	☒	No	☐
LG&E and KU Energy LLC	Yes	☒	No	☐
Louisville Gas and Electric Company	Yes	☒	No	☐
Kentucky Utilities Company	Yes	☒	No	☐

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files).

PPL Corporation	Yes	☒	No	☐
PPL Electric Utilities Corporation	Yes	☒	No	☐
LG&E and KU Energy LLC	Yes	☒	No	☐
Louisville Gas and Electric Company	Yes	☒	No	☐
Kentucky Utilities Company	Yes	☒	No	☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, smaller reporting companies or emerging growth companies. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
PPL Corporation	☒	☐	☐	☐	☐
PPL Electric Utilities Corporation	☐	☐	☒	☐	☐
LG&E and KU Energy LLC	☐	☐	☒	☐	☐
Louisville Gas and Electric Company	☐	☐	☒	☐	☐
Kentucky Utilities Company	☐	☐	☒	☐	☐

If emerging growth companies, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

PPL Corporation	☐
PPL Electric Utilities Corporation	☐
LG&E and KU Energy LLC	☐
Louisville Gas and Electric Company	☐
Kentucky Utilities Company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	☐	No	☒
PPL Electric Utilities Corporation	Yes	☐	No	☒
LG&E and KU Energy LLC	Yes	☐	No	☒
Louisville Gas and Electric Company	Yes	☐	No	☒
Kentucky Utilities Company	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 722,247,303 shares outstanding at July 31, 2019.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at July 31, 2019.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at July 31, 2019.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KY Energy LLC at July 31, 2019.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

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

PPL WPD Limited - an indirect U.K. subsidiary of PPL Global. Following reorganizations in October 2015 and October 2017, PPL WPD Limited is an indirect parent to WPD plc having previously been a sister company.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenues	$1,803	$1,848	$3,882	$3,974

Operating Expenses
Operation
Fuel	168	189	362	403
Energy purchases	138	148	388	389
Other operation and maintenance	482	506	972	974
Depreciation	300	273	584	542
Taxes, other than income	75	74	155	157
Total Operating Expenses	1,163	1,190	2,461	2,465

Operating Income	640	658	1,421	1,509

Other Income (Expense) - net	131	234	183	191

Interest Expense	246	235	487	474

Income Before Income Taxes	525	657	1,117	1,226

Income Taxes	84	142	210	259

Net Income	$441	$515	$907	$967

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$0.61	$0.74	$1.26	$1.39
Diluted	$0.60	$0.73	$1.24	$1.38

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	721,785	699,006	721,406	696,772
Diluted	730,915	700,976	730,436	698,161

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$441	$515	$907	$967

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $0, ($2), $0, ($2)	(377)	(250)	(83)	(134)
Qualifying derivatives, net of tax of ($8), ($4), ($4), $0	35	19	16	(1)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	—	(1)	—	(1)
Net actuarial gain (loss), net of tax of $1, $0, $2, $0	(2)	—	(5)	(1)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of $6, $3, $0, $1	(27)	(19)	(3)	(7)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	1	1	1	1
Net actuarial (gain) loss, net of tax of ($6), ($9), ($11), ($18)	21	34	42	70
Total other comprehensive income (loss)	(349)	(216)	(32)	(73)

Comprehensive income	$92	$299	$875	$894

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$907	$967
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	584	542
Amortization	31	34
Defined benefit plans - (income)	(135)	(101)
Deferred income taxes and investment tax credits	154	171
Unrealized (gains) losses on derivatives, and other hedging activities	22	(91)
Stock-based compensation expense	19	16
Other	(7)	(9)
Change in current assets and current liabilities
Accounts receivable	22	46
Accounts payable	(102)	(90)
Unbilled revenues	70	91
Fuel, materials and supplies	19	32
Prepayments	(79)	(60)
Regulatory assets and liabilities, net	(72)	42
Accrued interest	(63)	(79)
Other current liabilities	(85)	(47)
Other	11	12
Other operating activities
Defined benefit plans - funding	(207)	(206)
Proceeds from transfer of excess benefit plan funds	—	65
Other assets	11	(67)
Other liabilities	(30)	57
Net cash provided by operating activities	1,070	1,325
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,474)	(1,527)
Purchase of investments	(55)	(65)
Proceeds from the sale of investments	61	—
Other investing activities	(11)	(57)
Net cash used in investing activities	(1,479)	(1,649)
Cash Flows from Financing Activities
Issuance of long-term debt	769	584
Retirement of long-term debt	(200)	(250)
Issuance of common stock	35	147
Payment of common stock dividends	(594)	(558)
Net increase in short-term debt	206	788
Other financing activities	(18)	(16)
Net cash provided by financing activities	198	695
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(4)	(7)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(215)	364
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	643	511
Cash, Cash Equivalents and Restricted Cash at End of Period	$428	$875

Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$278	$329
Accrued expenditures for intangible assets at June 30,	$59	$59

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2019	December 31, 2018
Assets

Current Assets
Cash and cash equivalents	$406	$621
Accounts receivable (less reserve: 2019, $60; 2018, $56)
Customer	662	663
Other	110	107
Unbilled revenues	425	496
Fuel, materials and supplies	286	303
Prepayments	142	70
Price risk management assets	133	109
Other current assets	67	63
Total Current Assets	2,231	2,432

Property, Plant and Equipment
Regulated utility plant	40,793	39,734
Less: accumulated depreciation - regulated utility plant	7,583	7,310
Regulated utility plant, net	33,210	32,424
Non-regulated property, plant and equipment	342	355
Less: accumulated depreciation - non-regulated property, plant and equipment	104	101
Non-regulated property, plant and equipment, net	238	254
Construction work in progress	1,682	1,780
Property, Plant and Equipment, net	35,130	34,458

Other Noncurrent Assets
Regulatory assets	1,662	1,673
Goodwill	3,139	3,162
Other intangibles	710	716
Pension benefit asset	832	535
Price risk management assets	209	228
Other noncurrent assets	291	192
Total Other Noncurrent Assets	6,843	6,506

Total Assets	$44,204	$43,396

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2019	December 31, 2018
Liabilities and Equity

Current Liabilities
Short-term debt	$1,636	$1,430
Long-term debt due within one year	136	530
Accounts payable	830	989
Taxes	111	110
Interest	215	278
Dividends	298	296
Customer deposits	265	257
Regulatory liabilities	60	122
Other current liabilities	512	551
Total Current Liabilities	4,063	4,563

Long-term Debt	20,965	20,069

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	2,986	2,796
Investment tax credits	125	126
Accrued pension obligations	716	771
Asset retirement obligations	223	264
Regulatory liabilities	2,685	2,714
Other deferred credits and noncurrent liabilities	458	436
Total Deferred Credits and Other Noncurrent Liabilities	7,193	7,107

Commitments and Contingent Liabilities (Notes 7 and 11)

Equity
Common stock - $0.01 par value (a)	7	7
Additional paid-in capital	11,069	11,021
Earnings reinvested	4,903	4,593
Accumulated other comprehensive loss	(3,996)	(3,964)
Total Equity	11,983	11,657

Total Liabilities and Equity	$44,204	$43,396

(a)	1,560,000 shares authorized; 721,840 and 720,323 shares issued and outstanding at June 30, 2019 and December 31, 2018.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
March 31, 2019	721,371	$7	$11,051	$4,761	$(3,647)	$12,172
Common stock issued	469		15			15
Stock-based compensation			3			3
Net income				441		441
Dividends and dividend equivalents (b)				(299)		(299)
Other comprehensive income (loss)					(349)	(349)
June 30, 2019	721,840	$7	$11,069	$4,903	$(3,996)	$11,983

December 31, 2018	720,323	$7	$11,021	$4,593	$(3,964)	$11,657
Common stock issued	1,517		47			47
Stock-based compensation			1			1
Net income				907		907
Dividends and dividend equivalents (b)				(597)		(597)
Other comprehensive income (loss)					(32)	(32)
June 30, 2019	721,840	$7	$11,069	$4,903	$(3,996)	$11,983

March 31, 2018	697,383	$7	$10,411	$4,037	$(3,279)	$11,176
Common stock issued	1,745		48			48
Stock-based compensation			3			3
Net income				515		515
Dividends and dividend equivalents (b)				(286)		(286)
Other comprehensive income (loss)					(216)	(216)
June 30, 2018	699,128	$7	$10,462	$4,266	$(3,495)	$11,240

December 31, 2017	693,398	$7	$10,305	$3,871	$(3,422)	$10,761
Common stock issued	5,730		163			163
Stock-based compensation			(6)			(6)
Net income				967		967
Dividends and dividend equivalents (b)				(572)		(572)
Other comprehensive income (loss)					(73)	(73)
June 30, 2018	699,128	$7	$10,462	$4,266	$(3,495)	$11,240

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.

(b)	Dividends declared per share of common stock were $0.4125 and $0.8250 for the three and six months ended June 30, 2019 and $0.4100 and $0.8200 for the three and six months ended June 30, 2018.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenues	$521	$517	$1,166	$1,156

Operating Expenses
Operation
Energy purchases	110	115	281	276
Other operation and maintenance	130	159	280	292
Depreciation	96	88	191	173
Taxes, other than income	24	22	55	54
Total Operating Expenses	360	384	807	795

Operating Income	161	133	359	361

Other Income (Expense) - net	6	7	11	13

Interest Income from Affiliate	—	1	2	1

Interest Expense	41	39	83	76

Income Before Income Taxes	126	102	289	299

Income Taxes	32	27	74	76

Net Income (a)	$94	$75	$215	$223

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$215	$223
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	191	173
Amortization	11	11
Deferred income taxes and investment tax credits	36	53
Other	(9)	(9)
Change in current assets and current liabilities
Accounts receivable	7	37
Accounts payable	(39)	(60)
Unbilled revenues	31	30
Prepayments	(64)	(47)
Regulatory assets and liabilities, net	(40)	(27)
Taxes payable	(4)	(1)
Other	(7)	1
Other operating activities
Defined benefit plans - funding	(21)	(28)
Other assets	4	(41)
Other liabilities	3	49
Net cash provided by operating activities	314	364

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(533)	(518)
Other investing activities	3	(3)
Net cash used in investing activities	(530)	(521)

Cash Flows from Financing Activities
Issuance of long-term debt	—	398
Contributions from parent	—	425
Payment of common stock dividends to parent	(215)	(222)
Net increase in short-term debt	185	—
Other financing activities	(1)	(4)
Net cash provided by (used in) financing activities	(31)	597

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(247)	440
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	269	51
Cash, Cash Equivalents and Restricted Cash at End of Period	$22	$491

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$158	$180

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2019	December 31, 2018
Assets

Current Assets
Cash and cash equivalents	$20	$267
Accounts receivable (less reserve: 2019, $28; 2018, $27)
Customer	286	264
Other	21	38
Accounts receivable from affiliates	10	11
Unbilled revenues	89	120
Materials and supplies	26	25
Prepayments	62	5
Regulatory assets	17	11
Other current assets	8	9
Total Current Assets	539	750

Property, Plant and Equipment
Regulated utility plant	12,036	11,637
Less: accumulated depreciation - regulated utility plant	2,961	2,856
Regulated utility plant, net	9,075	8,781
Construction work in progress	627	586
Property, Plant and Equipment, net	9,702	9,367

Other Noncurrent Assets
Regulatory assets	805	824
Intangibles	260	260
Other noncurrent assets	48	42
Total Other Noncurrent Assets	1,113	1,126

Total Assets	$11,354	$11,243

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2019	December 31, 2018
Liabilities and Equity

Current Liabilities
Short-term debt	$185	$—
Accounts payable	374	418
Accounts payable to affiliates	30	25
Taxes	8	12
Interest	37	37
Regulatory liabilities	43	74
Other current liabilities	95	101
Total Current Liabilities	772	667

Long-term Debt	3,695	3,694

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,371	1,320
Accrued pension obligations	253	282
Regulatory liabilities	661	675
Other deferred credits and noncurrent liabilities	141	144
Total Deferred Credits and Other Noncurrent Liabilities	2,426	2,421

Commitments and Contingent Liabilities (Notes 7 and 11)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	3,158	3,158
Earnings reinvested	939	939
Total Equity	4,461	4,461

Total Liabilities and Equity	$11,354	$11,243

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at June 30, 2019 and December 31, 2018.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2019	66,368	$364	$3,158	$940	$4,462
Net income				94	94
Dividends declared on common stock				(95)	(95)
June 30, 2019	66,368	$364	$3,158	$939	$4,461

December 31, 2018	66,368	$364	$3,158	$939	$4,461
Net income				215	215
Dividends declared on common stock				(215)	(215)
June 30, 2019	66,368	$364	$3,158	$939	$4,461

March 31, 2018	66,368	$364	$2,729	$975	$4,068
Net income				75	75
Capital contributions from parent			425		425
Dividends declared on common stock				(150)	(150)
June 30, 2018	66,368	$364	$3,154	$900	$4,418

December 31, 2017	66,368	$364	$2,729	$899	$3,992
Net income				223	223
Capital contributions from parent			425		425
Dividends declared on common stock				(222)	(222)
June 30, 2018	66,368	$364	$3,154	$900	$4,418

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenues	$732	$743	$1,577	$1,615

Operating Expenses
Operation
Fuel	168	189	362	403
Energy purchases	27	33	106	113
Other operation and maintenance	208	211	422	416
Depreciation	135	118	258	235
Taxes, other than income	18	18	36	35
Total Operating Expenses	556	569	1,184	1,202

Operating Income	176	174	393	413

Other Income (Expense) - net	—	1	—	(2)

Interest Expense	58	52	112	102

Interest Expense with Affiliate	9	6	16	11

Income Before Income Taxes	109	117	265	298

Income Taxes	3	31	35	70

Net Income (a)	$106	$86	$230	$228

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$230	$228
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	258	235
Amortization	16	9
Defined benefit plans - expense	5	8
Deferred income taxes and investment tax credits	47	30
Other	(1)	(1)
Change in current assets and current liabilities
Accounts receivable	24	16
Accounts payable	(34)	(10)
Unbilled revenues	13	40
Fuel, materials and supplies	21	26
Regulatory assets and liabilities, net	(32)	69
Taxes payable	(25)	(25)
Accrued interest	7	—
Other	(23)	(39)
Other operating activities
Defined benefit plans - funding	(28)	(122)
Expenditures for asset retirement obligations	(45)	(26)
Other assets	(1)	(1)
Other liabilities	13	3
Net cash provided by operating activities	445	440
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(530)	(564)
Net cash used in investing activities	(530)	(564)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliate	90	(126)
Issuance of long-term debt with affiliate	—	250
Issuance of long-term debt	705	100
Retirement of long-term debt	(200)	—
Net increase (decrease) in short-term debt	(418)	72
Distributions to member	(137)	(161)
Contributions from member	63	—
Other financing activities	(10)	(2)
Net cash provided by financing activities	93	133
Net Increase in Cash and Cash Equivalents	8	9
Cash and Cash Equivalents at Beginning of Period	24	30
Cash and Cash Equivalents at End of Period	$32	$39

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$91	$112

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	June 30, 2019	December 31, 2018
Assets

Current Assets
Cash and cash equivalents	$32	$24
Accounts receivable (less reserve: 2019, $27; 2018, $27)
Customer	219	239
Other	69	63
Accounts receivable from affiliates	1	—
Unbilled revenues	156	169
Fuel, materials and supplies	228	248
Prepayments	30	25
Regulatory assets	26	25
Total Current Assets	761	793

Property, Plant and Equipment
Regulated utility plant	14,072	13,721
Less: accumulated depreciation - regulated utility plant	2,192	2,125
Regulated utility plant, net	11,880	11,596
Construction work in progress	929	1,018
Property, Plant and Equipment, net	12,809	12,614

Other Noncurrent Assets
Regulatory assets	857	849
Goodwill	996	996
Other intangibles	74	78
Other noncurrent assets	133	82
Total Other Noncurrent Assets	2,060	2,005

Total Assets	$15,630	$15,412

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	June 30, 2019	December 31, 2018
Liabilities and Equity

Current Liabilities
Short-term debt	$96	$514
Long-term debt due within one year	136	530
Notes payable with affiliates	203	113
Accounts payable	283	366
Accounts payable to affiliates	8	9
Customer deposits	63	61
Taxes	38	63
Price risk management liabilities	5	4
Regulatory liabilities	17	48
Interest	39	32
Asset retirement obligations	80	82
Other current liabilities	136	126
Total Current Liabilities	1,104	1,948

Long-term Debt
Long-term debt	5,216	4,322
Long-term debt to affiliate	650	650
Total Long-term Debt	5,866	4,972

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,020	956
Investment tax credits	124	126
Price risk management liabilities	18	16
Accrued pension obligations	264	282
Asset retirement obligations	175	214
Regulatory liabilities	2,024	2,039
Other deferred credits and noncurrent liabilities	158	136
Total Deferred Credits and Other Noncurrent Liabilities	3,783	3,769

Commitments and Contingent Liabilities (Notes 7 and 11)

Member's Equity	4,877	4,723

Total Liabilities and Equity	$15,630	$15,412

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's Equity
March 31, 2019	$4,791
Net income	106
Contributions from member	63
Distributions to member	(81)
Other comprehensive income (loss)	(2)
June 30, 2019	$4,877

December 31, 2018	$4,723
Net income	230
Contributions from member	63
Distributions to member	(137)
Other comprehensive income (loss)	(2)
June 30, 2019	$4,877

March 31, 2018	$4,637
Net income	86
Distributions to member	(92)
Other comprehensive income	1
June 30, 2018	$4,632

December 31, 2017	$4,563
Net income	228
Distributions to member	(161)
Other comprehensive income	2
June 30, 2018	$4,632

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenues
Retail and wholesale	$328	$331	$725	$738
Electric revenue from affiliate	6	4	19	16
Total Operating Revenues	334	335	744	754

Operating Expenses
Operation
Fuel	69	72	147	151
Energy purchases	22	28	96	104
Energy purchases from affiliate	2	2	4	8
Other operation and maintenance	96	93	190	182
Depreciation	56	49	107	97
Taxes, other than income	10	9	19	18
Total Operating Expenses	255	253	563	560

Operating Income	79	82	181	194

Other Income (Expense) - net	(1)	(1)	(1)	(2)

Interest Expense	22	19	43	37

Income Before Income Taxes	56	62	137	155

Income Taxes	12	12	29	33

Net Income (a)	$44	$50	$108	$122

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$108	$122
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	107	97
Amortization	11	7
Defined benefit plans - expense	1	2
Deferred income taxes and investment tax credits	28	18
Change in current assets and current liabilities
Accounts receivable	15	11
Accounts receivable from affiliates	6	6
Accounts payable	(16)	(12)
Accounts payable to affiliates	(4)	(3)
Unbilled revenues	9	24
Fuel, materials and supplies	27	31
Regulatory assets and liabilities, net	(13)	32
Taxes payable	(7)	(2)
Accrued interest	4	—
Other	(8)	(7)
Other operating activities
Defined benefit plans - funding	(4)	(57)
Expenditures for asset retirement obligations	(12)	(10)
Other assets	(1)	—
Other liabilities	7	(4)
Net cash provided by operating activities	258	255
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(224)	(296)
Net cash used in investing activities	(224)	(296)
Cash Flows from Financing Activities
Issuance of long-term debt	399	100
Retirement of long-term debt	(200)	—
Net decrease in short-term debt	(183)	(16)
Payment of common stock dividends to parent	(71)	(81)
Contributions from parent	25	43
Other financing activities	(5)	(1)
Net cash provided by (used in) financing activities	(35)	45
Net Increase (Decrease) in Cash and Cash Equivalents	(1)	4
Cash and Cash Equivalents at Beginning of Period	10	15
Cash and Cash Equivalents at End of Period	$9	$19

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$40	$57

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2019	December 31, 2018
Assets

Current Assets
Cash and cash equivalents	$9	$10
Accounts receivable (less reserve: 2019, $1; 2018, $1)
Customer	99	110
Other	38	30
Unbilled revenues	68	77
Accounts receivable from affiliates	18	24
Fuel, materials and supplies	100	127
Prepayments	15	12
Regulatory assets	21	21
Total Current Assets	368	411

Property, Plant and Equipment
Regulated utility plant	6,018	5,816
Less: accumulated depreciation - regulated utility plant	786	741
Regulated utility plant, net	5,232	5,075
Construction work in progress	438	514
Property, Plant and Equipment, net	5,670	5,589

Other Noncurrent Assets
Regulatory assets	434	431
Goodwill	389	389
Other intangibles	44	47
Other noncurrent assets	34	16
Total Other Noncurrent Assets	901	883

Total Assets	$6,939	$6,883

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2019	December 31, 2018
Liabilities and Equity

Current Liabilities
Short-term debt	$96	$279
Long-term debt due within one year	40	434
Accounts payable	146	172
Accounts payable to affiliates	22	26
Customer deposits	30	29
Taxes	19	26
Price risk management liabilities	5	4
Regulatory liabilities	4	17
Interest	15	11
Asset retirement obligations	26	23
Other current liabilities	47	39
Total Current Liabilities	450	1,060

Long-term Debt	1,964	1,375

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	663	628
Investment tax credits	34	34
Price risk management liabilities	18	16
Asset retirement obligations	63	80
Regulatory liabilities	902	915
Other deferred credits and noncurrent liabilities	96	88
Total Deferred Credits and Other Noncurrent Liabilities	1,776	1,761

Commitments and Contingent Liabilities (Notes 7 and 11)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,820	1,795
Earnings reinvested	505	468
Total Equity	2,749	2,687

Total Liabilities and Equity	$6,939	$6,883

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at June 30, 2019 and December 31, 2018.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2019	21,294	$424	$1,795	$502	$2,721
Net income				44	44
Capital contributions from parent			25		25
Cash dividends declared on common stock				(41)	(41)
June 30, 2019	21,294	$424	$1,820	$505	$2,749

December 31, 2018	21,294	$424	$1,795	$468	$2,687
Net income				108	108
Capital contributions from parent			25		25
Cash dividends declared on common stock				(71)	(71)
June 30, 2019	21,294	$424	$1,820	$505	$2,749

March 31, 2018	21,294	$424	$1,712	$429	$2,565
Net income				50	50
Capital contributions from parent			43		43
Cash dividends declared on common stock				(47)	(47)
June 30, 2018	21,294	$424	$1,755	$432	$2,611

December 31, 2017	21,294	$424	$1,712	$391	$2,527
Net income				122	122
Capital contributions from parent			43		43
Cash dividends declared on common stock				(81)	(81)
June 30, 2018	21,294	$424	$1,755	$432	$2,611

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenues
Retail and wholesale	$404	$412	$852	$877
Electric revenue from affiliate	2	2	4	8
Total Operating Revenues	406	414	856	885

Operating Expenses
Operation
Fuel	99	117	215	252
Energy purchases	5	5	10	9
Energy purchases from affiliate	6	4	19	16
Other operation and maintenance	105	112	213	217
Depreciation	78	70	150	138
Taxes, other than income	8	9	17	17
Total Operating Expenses	301	317	624	649

Operating Income	105	97	232	236

Other Income (Expense) - net	(2)	3	—	—

Interest Expense	28	25	54	50

Income Before Income Taxes	75	75	178	186

Income Taxes	14	14	36	38

Net Income (a)	$61	$61	$142	$148

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$142	$148
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	150	138
Amortization	5	2
Deferred income taxes and investment tax credits	29	9
Other	(2)	(1)
Change in current assets and current liabilities
Accounts receivable	14	4
Accounts payable	(8)	11
Accounts payable to affiliates	(15)	(12)
Unbilled revenues	4	16
Fuel, materials and supplies	(6)	(5)
Regulatory assets and liabilities, net	(19)	37
Taxes payable	(2)	4
Accrued interest	3	—
Other	1	(11)
Other operating activities
Defined benefit plans - funding	(2)	(52)
Expenditures for asset retirement obligations	(33)	(16)
Other assets	1	(1)
Other liabilities	8	3
Net cash provided by operating activities	270	274
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(305)	(266)
Net cash used in investing activities	(305)	(266)
Cash Flows from Financing Activities
Issuance of long-term debt	306	—
Net increase (decrease) in short-term debt	(235)	88
Payment of common stock dividends to parent	(91)	(136)
Contributions from parent	68	45
Other financing activities	(4)	—
Net cash provided by (used in) financing activities	44	(3)
Net Increase in Cash and Cash Equivalents	9	5
Cash and Cash Equivalents at Beginning of Period	14	15
Cash and Cash Equivalents at End of Period	$23	$20

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$52	$55

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2019	December 31, 2018
Assets

Current Assets
Cash and cash equivalents	$23	$14
Accounts receivable (less reserve: 2019, $2; 2018, $2)
Customer	120	129
Other	27	34
Unbilled revenues	88	92
Fuel, materials and supplies	128	121
Prepayments	16	11
Regulatory assets	5	4
Total Current Assets	407	405

Property, Plant and Equipment
Regulated utility plant	8,042	7,895
Less: accumulated depreciation - regulated utility plant	1,403	1,382
Regulated utility plant, net	6,639	6,513
Construction work in progress	490	503
Property, Plant and Equipment, net	7,129	7,016

Other Noncurrent Assets
Regulatory assets	423	418
Goodwill	607	607
Other intangibles	30	31
Other noncurrent assets	95	63
Total Other Noncurrent Assets	1,155	1,119

Total Assets	$8,691	$8,540

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2019	December 31, 2018
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$235
Long-term debt due within one year	96	96
Accounts payable	124	171
Accounts payable to affiliates	38	53
Customer deposits	33	32
Taxes	22	24
Regulatory liabilities	13	31
Interest	19	16
Asset retirement obligations	54	59
Other current liabilities	55	35
Total Current Liabilities	454	752

Long-term Debt	2,528	2,225

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	774	735
Investment tax credits	90	92
Asset retirement obligations	112	134
Regulatory liabilities	1,122	1,124
Other deferred credits and noncurrent liabilities	50	36
Total Deferred Credits and Other Noncurrent Liabilities	2,148	2,121

Commitments and Contingent Liabilities (Notes 7 and 11)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,729	2,661
Earnings reinvested	524	473
Total Equity	3,561	3,442

Total Liabilities and Equity	$8,691	$8,540

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at June 30, 2019 and December 31, 2018.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2019	37,818	$308	$2,689	$515	$3,512
Net income				61	61
Capital contributions from parent			40		40
Cash dividends declared on common stock				(52)	(52)
June 30, 2019	37,818	$308	$2,729	$524	$3,561

December 31, 2018	37,818	$308	$2,661	$473	$3,442
Net income				142	142
Capital contributions from parent			68		68
Cash dividends declared on common stock				(91)	(91)
June 30, 2019	37,818	$308	$2,729	$524	$3,561

March 31, 2018	37,818	$308	$2,616	$441	$3,365
Net income				61	61
Capital contributions from parent			45		45
Cash dividends declared on common stock				(57)	(57)
June 30, 2018	37,818	$308	$2,661	$445	$3,414

December 31, 2017	37,818	$308	$2,616	$433	$3,357
Net income				148	148
Capital contributions from parent			45		45
Cash dividends declared on common stock				(136)	(136)
June 30, 2018	37,818	$308	$2,661	$445	$3,414

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Financial Statements (Unaudited)

Index to Combined Notes to Condensed Financial Statements

The notes to the condensed financial statements that follow are a combined presentation. The following list indicates the Registrants to which the notes apply:

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2018 is derived from that Registrant's 2018 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2018 Form 10-K. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

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

Restricted Cash and Cash Equivalents (PPL and PPL Electric)

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the Balance Sheets that sum to the total of the same amounts shown on the Statements of Cash Flows:

	PPL		PPL Electric
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Cash and cash equivalents	$406	$621	$20	$267
Restricted cash - current (a)	3	3	2	2
Restricted cash - noncurrent (a)	19	19	—	—
Total Cash, Cash Equivalents and Restricted Cash	$428	$643	$22	$269

(a)
Bank deposits and other cash equivalents that are restricted by agreement or that have been clearly designated for a specific purpose are classified as restricted cash. On the Balance Sheets, the current portion of restricted cash is included in "Other current assets," while the noncurrent portion is included in "Other noncurrent assets."

New Accounting Guidance Adopted

(All Registrants)

Accounting for Leases

Effective January 1, 2019, the Registrants adopted accounting guidance that requires lessees to recognize a right-of-use asset and lease liability for leases, unless determined to meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model for lessees, requiring leases to be classified as either operating or finance. Operating leases result in straight-line expense recognition. Currently, all Registrant leases are operating leases.

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

•
The Registrants did not evaluate land easements that were not previously accounted for as leases under the new guidance. New land easements are evaluated under the new guidance beginning January 1, 2019.

See Note 9 for the required disclosures resulting from the adoption of the new guidance.

(PPL, LKE, LG&E & KU)

The following table shows the amounts recorded on the Balance Sheets as of January 1, 2019 as a result of the adoption of the new lease guidance using a modified retrospective transition method with transition applied as of the beginning of the period of adoption:

	PPL	LKE	LG&E	KU
Right-of-Use Asset (a)	$81	$56	$23	$31
Lease Liability- Current (b)	23	18	9	9
Lease Liability- Noncurrent (c)	67	46	18	26

(a)	Right-of-Use Assets are recorded in "Other noncurrent assets" on the Balance Sheets.

(b)	Current lease liabilities are recorded in "Other current liabilities" on the Balance Sheets.

(c)	Noncurrent lease liabilities are recorded in "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

(All Registrants)

Improvements to Accounting for Hedging Activities

Effective January 1, 2019, the Registrants adopted accounting guidance, using a modified retrospective approach, which reduces complexity when applying hedge accounting as well as improving the transparency of an entity's risk management activities. This guidance eliminates the separate measurement and reporting of hedge ineffectiveness for cash flow and net investment hedges and provides for the ability to perform subsequent qualitative effectiveness assessments. The guidance also allows entities to apply the short-cut method to partial-term fair value hedges of interest rate risk as well as expands the ability to apply the critical terms match method to cash flow hedges of groups of forecasted transactions.

See Note 15 for the additional disclosures of the income statement impacts of hedging activities required from the adoption of this guidance. Disclosures related to ineffectiveness are no longer required. Other impacts of adopting this guidance were not material.
3. Segment and Related Information

(PPL)

See Note 2 in PPL's 2018 Form 10-K for a discussion of reportable segments and related information.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the periods ended June 30 are as follows:

	Three Months		Six Months
	2019	2018	2019	2018
Operating Revenues from external customers
U.K. Regulated	$541	$584	$1,124	$1,199
Kentucky Regulated	732	743	1,577	1,615
Pennsylvania Regulated	521	517	1,166	1,156
Corporate and Other	9	4	15	4
Total	$1,803	$1,848	$3,882	$3,974

Net Income
U.K. Regulated (a)	$284	$394	$548	$591
Kentucky Regulated	97	77	214	210
Pennsylvania Regulated	94	75	215	223
Corporate and Other	(34)	(31)	(70)	(57)
Total	$441	$515	$907	$967

(a)	Includes unrealized gains and losses from hedging foreign currency economic activity. See Note 15 for additional information.

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated Balance Sheets as of:

	June 30, 2019	December 31, 2018
Assets
U.K. Regulated (a)	$17,134	$16,700
Kentucky Regulated	15,296	15,078
Pennsylvania Regulated	11,371	11,257
Corporate and Other (b)	403	361
Total	$44,204	$43,396

(a)	Includes $12.6 billion and $12.4 billion of net PP&E as of June 30, 2019 and December 31, 2018. WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP.

(b)	Primarily consists of unallocated items, including cash, PP&E, goodwill, the elimination of inter-segment transactions as well as the assets of Safari Energy.

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

The following tables reconcile "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the periods ended June 30.

	2019 Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$1,803	$521	$732	$334	$406
Revenues derived from:
Alternative revenue programs (b)	(20)	(2)	(18)	(3)	(15)
Other (c)	(10)	(2)	(6)	(3)	(3)
Revenues from Contracts with Customers	$1,773	$517	$708	$328	$388

	2018 Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$1,848	$517	$743	$335	$414
Revenues derived from:
Alternative revenue programs (b)	9	—	9	6	3
Other (c)	(13)	(2)	(4)	(2)	(2)
Revenues from Contracts with Customers	$1,844	$515	$748	$339	$415

	2019 Six Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$3,882	$1,166	$1,577	$744	$856
Revenues derived from:
Alternative revenue programs (b)	(26)	(6)	(20)	(5)	(15)
Other (c)	(19)	(5)	(10)	(4)	(6)
Revenues from Contracts with Customers	$3,837	$1,155	$1,547	$735	$835

	2018 Six Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$3,974	$1,156	$1,615	$754	$885
Revenues derived from:
Alternative revenue programs (b)	41	2	39	20	19
Other (c)	(28)	(6)	(9)	(3)	(6)
Revenues from Contracts with Customers	$3,987	$1,152	$1,645	$771	$898

(a)
PPL includes $541 million and $1,124 million for the three and six months ended June 30, 2019 and $584 million and $1,199 million for the three and six months ended June 30, 2018 of revenues from external customers reported by the U.K. Regulated segment. PPL Electric and LKE represent revenues from external customers reported by the Pennsylvania Regulated and Kentucky Regulated segments. See Note 3 for additional information.

(b)
Alternative revenue programs include the transmission formula rate for PPL Electric, the ECR and DSM programs for LKE, LG&E and KU, the GLT program for LG&E, and the generation formula rate for KU. This line item shows the over/under collection of these rate mechanisms with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts.

(c)	Represents additional revenues outside the scope of revenues from contracts with customers such as leases and other miscellaneous revenues.

As discussed in Note 2 in PPL's 2018 Form 10-K, PPL's segments are segmented by geographic location. Revenues from external customers for each segment/geographic location are reconciled to revenues from contracts with customers in the footnotes to the tables above.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended June 30.

	2019 Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$510	$—	$—	$—	$—
Residential	572	301	271	138	133
Commercial	302	87	215	108	107
Industrial	156	15	141	43	98
Other (b)	117	13	66	29	37
Wholesale - municipal	4	—	4	—	4
Wholesale - other (c)	11	—	11	10	9
Transmission	101	101	—	—	—
Revenues from Contracts with Customers	$1,773	$517	$708	$328	$388

	2018 Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$547	$—	$—	$—	$—
Residential	588	300	288	146	142
Commercial	296	89	207	107	100
Industrial	155	12	143	45	98
Other (b)	114	13	67	30	37
Wholesale - municipal	31	—	31	—	31
Wholesale - other (c)	12	—	12	11	7
Transmission	101	101	—	—	—
Revenues from Contracts with Customers	$1,844	$515	$748	$339	$415

	2019 Six Months
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$1,066	$—	$—	$—	$—
Residential	1,350	708	642	327	315
Commercial	621	182	439	229	210
Industrial	306	32	274	87	187
Other (b)	232	27	136	62	74
Wholesale - municipal	32	—	32	—	32
Wholesale - other (c)	24	—	24	30	17
Transmission	206	206	—	—	—
Revenues from Contracts with Customers	$3,837	$1,155	$1,547	$735	$835

	2018 Six Months
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$1,131	$—	$—	$—	$—
Residential	1,392	708	684	343	341
Commercial	621	187	434	231	203
Industrial	310	25	285	89	196
Other (b)	220	26	135	61	74
Wholesale - municipal	61	—	61	—	61
Wholesale - other (c)	46	—	46	47	23
Transmission	206	206	—	—	—
Revenues from Contracts with Customers	$3,987	$1,152	$1,645	$771	$898

(a)	Represents customers of WPD.

(b)	Primarily includes revenues from pole attachments, street lighting, other public authorities and other non-core businesses.

(c)	Includes wholesale power and transmission revenues. LG&E and KU amounts include intercompany power sales and transmission revenues, which are eliminated upon consolidation at LKE.

PPL Electric's revenues from contracts with customers are further disaggregated by distribution and transmission, which were $416 million and $101 million for the three months ended June 30, 2019 and $949 million and $206 million for the six months ended June 30, 2019. PPL Electric's revenue from contracts with customers disaggregated by distribution and transmission were $414 million and $101 million for the three months ended June 30, 2018 and $946 million and $206 million for the six months ended June 30, 2018.

Contract receivables from customers are primarily included in "Accounts receivable - Customer" and "Unbilled revenues" on the Balance Sheets.

The following table shows the accounts receivable balances that were impaired for the periods ended June 30.

	Three Months		Six Months
	2019	2018	2019	2018
PPL	$2	$3	$11	$13
PPL Electric	—	3	6	10
LKE	1	1	3	3
LG&E	—	—	1	1
KU	1	1	2	2

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers.

	PPL	PPL Electric	LKE	LG&E	KU
Contract liabilities at December 31, 2018	$42	$23	$9	$5	$4
Contract liabilities at June 30, 2019	47	22	9	5	4
Revenue recognized during the six months ended June 30, 2019 that was included in the contract liability balance at December 31, 2018	29	11	9	5	4

Contract liabilities at December 31, 2017	$29	$19	$8	$4	$4
Contract liabilities at June 30, 2018	38	14	8	4	3
Revenue recognized during the six months ended June 30, 2018 that was included in the contract liability balance at December 31, 2017	18	8	8	4	4

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

At June 30, 2019, PPL had $56 million of performance obligations attributable to Corporate and Other that have not been satisfied. Of this amount, PPL expects to recognize approximately $49 million within the next 12 months.

5. Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the applicable period. Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding, increased by incremental shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares as calculated using the Treasury Stock Method. Incremental non-participating securities that have a dilutive impact are detailed in the table below. These securities also include the PPL common stock forward sale agreements entered into in May 2018. See Note 8 in PPL's 2018 Form 10-K for additional information on these agreements. The forward sale agreements are dilutive under the Treasury Stock Method to the extent the average stock price of PPL's common shares exceeds the forward sale price prescribed in the agreements.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended June 30 used in the EPS calculation are:

	Three Months		Six Months
	2019	2018	2019	2018
Income (Numerator)
Net income	$441	$515	$907	$967
Less amounts allocated to participating securities	1	—	1	1
Net income available to PPL common shareowners - Basic and Diluted	$440	$515	$906	$966

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	721,785	699,006	721,406	696,772
Add incremental non-participating securities:
Share-based payment awards	897	173	960	491
Forward sale agreements	8,233	1,797	8,070	898
Weighted-average shares - Diluted EPS	730,915	700,976	730,436	698,161

Basic EPS
Net Income available to PPL common shareowners	$0.61	$0.74	$1.26	$1.39

Diluted EPS
Net Income available to PPL common shareowners	$0.60	$0.73	$1.24	$1.38

For the periods ended June 30, PPL issued common stock related to stock-based compensation plans and the DRIP as follows (in thousands):

	Three Months		Six Months
	2019	2018	2019	2018
Stock-based compensation plans (a)	52	12	642	488
DRIP	417	526	875	1,011

(a)	Includes stock options exercised, vesting of performance units, vesting of restricted stock units and conversion of stock units granted to directors.

For the periods ended June 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Six Months
	2019	2018	2019	2018
Stock options	—	441	—	336
Restricted stock units	—	23	—	21

6. Income Taxes

Reconciliations of income taxes for the periods ended June 30 are as follows.

(PPL)
	Three Months		Six Months
	2019	2018	2019	2018
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$110	$138	$235	$257
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	8	10	21	25
Valuation allowance adjustments (b)	7	5	14	12
Impact of lower U.K. income tax rates	(6)	(6)	(14)	(13)
Amortization of excess deferred federal and state income taxes	(10)	(9)	(21)	(19)
Deferred tax impact of state tax reform (a)	—	9	—	9
Interest benefit on U.K. financing entities	(3)	(4)	(6)	(9)
Kentucky recycling credit, net of federal income tax expense (b)	(20)	—	(20)	—
Other	(2)	(1)	1	(3)
Total increase (decrease)	(26)	4	(25)	2
Total income taxes	$84	$142	$210	$259

(a)
During the second quarter of 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

(b)
During the second quarter of 2019, LKE recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky, with the benefit recognized during the period in which the assets are placed into service. A valuation allowance of $3 million has been recognized related to this credit due to insufficient Kentucky taxable income projected at LKE.

(PPL Electric)
	Three Months		Six Months
	2019	2018	2019	2018
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$26	$22	$61	$63
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	10	8	23	24
Amortization of excess deferred income taxes	(4)	(3)	(8)	(8)
Other	—	—	(2)	(3)
Total increase (decrease)	6	5	13	13
Total income taxes	$32	$27	$74	$76

(LKE)
	Three Months		Six Months
	2019	2018	2019	2018
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$23	$25	$56	$63
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	3	10	11
Deferred tax impact of state tax reform (a)	—	9	—	9
Valuation allowance adjustments (b)	3	—	3	—
Amortization of excess deferred federal and state income taxes	(6)	(6)	(12)	(11)
Kentucky recycling credit, net of federal income tax expense (b)	(20)	—	(20)	—
Other	(1)	—	(2)	(2)
Total increase (decrease)	(20)	6	(21)	7
Total income taxes	$3	$31	$35	$70

(a)
During the second quarter of 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

(b)
During the second quarter of 2019, LKE recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky, with the benefit recognized during the period in which the assets are placed into service. A portion of this amount has been reserved due to insufficient Kentucky taxable income projected at LKE.

(LG&E)
	Three Months		Six Months
	2019	2018	2019	2018
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$12	$13	$29	$33
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2	2	5	6
Valuation allowance adjustments (a)	15	—	15	—
Amortization of excess deferred federal and state income taxes	(2)	(3)	(5)	(5)
Kentucky recycling credit, net of federal income tax expense (a)	(15)	—	(15)	—
Other	—	—	—	(1)
Total increase (decrease)	—	(1)	—	—
Total income taxes	$12	$12	$29	$33

(a)
During the second quarter of 2019, LG&E recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky, with the benefit recognized during the period in which the assets are placed into service. This amount has been reserved due to insufficient Kentucky taxable income projected at LG&E.

(KU)
	Three Months		Six Months
	2019	2018	2019	2018
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$16	$16	$37	$39
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	2	7	7
Valuation allowance adjustments (a)	5	—	5	—
Amortization of excess deferred federal and state income taxes	(4)	(3)	(7)	(6)
Kentucky recycling credit, net of federal income tax expense (a)	(5)	—	(5)	—
Other	(1)	(1)	(1)	(2)
Total increase (decrease)	(2)	(2)	(1)	(1)
Total income taxes	$14	$14	$36	$38

(a)
During the second quarter of 2019, KU recorded a deferred income tax benefit associated with a project placed into service that prepares a generation waste material for reuse and, as a result, qualifies for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky, with the benefit recognized during the period in which the assets are placed into service. This amount has been reserved due to insufficient Kentucky taxable income projected at KU.

Other

U.S. Tax Reform (All Registrants)

The IRS issued proposed regulations for certain provisions of the TCJA in 2018, including interest deductibility and Global Intangible Low-Taxed Income (GILTI). In June 2019, the IRS issued both final and new proposed regulations relating to GILTI. PPL has determined that neither these final nor proposed regulations materially change PPL's current interpretation of the statutory impact of these rules on the company. Proposed regulations relating to the limitation on the deductibility of interest expense were issued in November 2018 and such regulations provide detailed rules implementing the broader statutory provisions. These proposed regulations should not apply to the Registrants until the year in which the regulations are issued in final form, which is expected to be in the fourth quarter of 2019. It is uncertain what form the final regulations will take and, therefore, the Registrants cannot predict what impact the final regulations will have on the tax deductibility of interest expense. However, if the proposed regulations were issued as final in their current form, the Registrants could have a limitation on a portion of their interest expense deduction for tax purposes and such limitation could be significant. PPL expressed its views on these proposed regulations in a comment letter addressed to the IRS on February 26, 2019.

7. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Current Regulatory Assets:
Gas supply clause	$12	$12	$—	$—
Smart meter rider	11	11	11	11
Plant outage costs	13	10	—	—
Other	7	3	6	—
Total current regulatory assets (a)	$43	$36	$17	$11

Noncurrent Regulatory Assets:
Defined benefit plans	$944	$963	$548	$558
Storm costs	46	56	18	22
Unamortized loss on debt	40	45	18	22
Interest rate swaps	23	20	—	—
Terminated interest rate swaps	84	87	—	—
Accumulated cost of removal of utility plant	205	200	205	200
AROs	296	273	—	—
Act 129 compliance rider	16	19	16	19
Other	8	10	—	3
Total noncurrent regulatory assets	$1,662	$1,673	$805	$824

	PPL		PPL Electric
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Current Regulatory Liabilities:
Generation supply charge	$20	$33	$20	$33
Environmental cost recovery	5	16	—	—
Universal service rider	14	27	14	27
TCJA customer refund	7	20	6	3
Storm damage expense rider	3	5	3	5
Generation formula rate	—	7	—	—
Other	11	14	—	6
Total current regulatory liabilities	$60	$122	$43	$74

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$670	$674	$—	$—
Power purchase agreement - OVEC	55	59	—	—
Net deferred taxes	1,791	1,826	610	629
Defined benefit plans	50	37	9	5
Terminated interest rate swaps	70	72	—	—
TCJA customer refund (b)	42	41	42	41
Other	7	5	—	—
Total noncurrent regulatory liabilities	$2,685	$2,714	$661	$675

	LKE		LG&E		KU
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Current Regulatory Assets:
Plant outage costs	$13	$10	$9	$7	$4	$3
Gas supply clause	12	12	12	12	—	—
Other	1	3	—	2	1	1
Total current regulatory assets	$26	$25	$21	$21	$5	$4

Noncurrent Regulatory Assets:
Defined benefit plans	$396	$405	$244	$249	$152	$156
Storm costs	28	34	17	20	11	14
Unamortized loss on debt	22	23	14	15	8	8
Interest rate swaps	23	20	23	20	—	—
Terminated interest rate swaps	84	87	49	51	35	36
AROs	296	273	85	75	211	198
Other	8	7	2	1	6	6
Total noncurrent regulatory assets	$857	$849	$434	$431	$423	$418

	LKE		LG&E		KU
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Current Regulatory Liabilities:
Environmental cost recovery	$5	$16	$2	$6	$3	$10
Fuel adjustment clause	6	—	—	—	6	—
TCJA customer refund	1	17	—	7	1	10
Generation formula rate	—	7	—	—	—	7
Other	5	8	2	4	3	4
Total current regulatory liabilities	$17	$48	$4	$17	$13	$31

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$670	$674	$274	$279	$396	$395
Power purchase agreement - OVEC	55	59	38	41	17	18
Net deferred taxes	1,181	1,197	551	557	630	640
Defined benefit plans	41	32	—	—	41	32
Terminated interest rate swaps	70	72	35	36	35	36
Other	7	5	4	2	3	3
Total noncurrent regulatory liabilities	$2,024	$2,039	$902	$915	$1,122	$1,124

(a)	For PPL, these amounts are included in "Other current assets" on the Balance Sheets.

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

Regulatory Matters

Kentucky Activities

Rate Case Proceedings (PPL, LKE, LG&E and KU)

On September 28, 2018, LG&E and KU filed requests with the KPSC for an increase in annual base electricity rates of approximately $112 million at KU and increases in annual base electricity and gas rates of approximately $35 million and $25 million at LG&E. LG&E’s and KU’s applications also sought to include changes associated with the TCJA and state tax reform in the calculation of the proposed base rates and to terminate the TCJA bill credit mechanism when new base rates go into effect. The elimination of the TCJA bill credit mechanism will result in an estimated annual electricity revenue increase of approximately $58 million at KU and increases in electricity and gas revenues of approximately $40 million and $12 million at LG&E. The applications were based on a forecasted test year of May 1, 2019 through April 30, 2020 with a requested return-on-equity of 10.42%.

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

Federal Matters

FERC Transmission Rate Filing

(PPL, LKE, LG&E and KU)

In August 2018, LG&E and KU submitted an application to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E’s and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide mitigation for certain horizontal market power concerns arising out of the 1998 merger for certain transmission service between MISO and LG&E and KU. The affected transmission customers are a limited number of municipal entities in Kentucky. The amounts at issue are generally waivers or credits granted to such customers for either LG&E and KU or MISO transmission charges incurred depending upon the direction of certain transmission service incurred by the municipalities. Due to the development of robust, accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. On March 21, 2019, the FERC issued an Order granting LG&E's and KU's request to remove the on-going credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which transition mechanism will be subject to FERC review and approval. On July 12, 2019, LG&E and KU submitted their proposed transition mechanism to the FERC for review and approval. LG&E and KU currently receive recovery of waivers and credits provided through other rate mechanisms.

(PPL and PPL Electric)

In April 2019, PPL Electric filed its annual transmission formula rate update with the FERC, reflecting a revised revenue requirement, which includes the impact of the TCJA. The filing established the revenue requirement used to set rates that took effect in June 2019.

Transmission Customer Complaint (PPL, LKE, LG&E and KU)

In September 2018, a transmission customer filed a complaint with the FERC against LG&E and KU alleging LG&E and KU have violated and continue to violate their obligations under an existing rate schedule to credit this customer for certain transmission charges from MISO. On February 21, 2019, the FERC issued an Order concluding that the MISO transmission charges in question did qualify for credits under the rate schedule and required LG&E and KU to reimburse the customer for the eligible credits. The reimbursement was not significant and was completed by LG&E and KU in March 2019. LG&E and KU currently receive recovery for such credits through other rate mechanisms.

TCJA Impact on FERC Rates (All Registrants)

In November 2018, the FERC issued a Policy Statement stating that the appropriate ratemaking treatment for changes in accumulated deferred income taxes as a result of the TCJA would be addressed in a Notice of Proposed Rulemaking. Also in November 2018, the FERC issued the Notice of Proposed Rulemaking, which proposed that public utility transmission providers include mechanisms in their formula rates to deduct excess accumulated deferred income taxes from, or add deficient accumulated deferred income taxes to, rate base and adjust their income tax allowances by amortized excess or deficient accumulated deferred income taxes. The Notice of Proposed Rulemaking did not prescribe the mechanism companies should use to adjust their formula rates.

LG&E and KU are currently assessing the Notice of Proposed Rulemaking and are continuing to monitor guidance issued by the FERC. On February 5, 2019, in connection with a separate element of federal and Kentucky state tax reform effects, LG&E and KU filed a request with the FERC to amend their transmission formula rates to incorporate reductions to corporate income tax rates as a result of the TCJA and HB 487. The FERC approved this request effective June 1, 2019. LG&E and KU do not anticipate the impact of the TCJA and HB 487 related to their FERC-jurisdictional rates to be significant.

On February 28, 2019, PPL Electric filed with the FERC proposed revisions to its transmission formula rate template pursuant to Section 205 of the Federal Power Act and Section 35.13 of the Rules and Regulation of the FERC. Specifically, PPL Electric proposed to modify its formula rate to permit the return or recovery of excess or deficient accumulated deferred income taxes (ADIT) resulting from the TCJA and permit PPL Electric to prospectively account for the income tax expense associated with the depreciation of the equity component of the AFUDC. On April 29, 2019, the FERC accepted the proposed revisions to the formula rate template, which were effective June 1, 2019, as well as the proposed adjustments to ADIT, effective January 1, 2018.

Other

Purchase of Receivables Program (PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During the three and six months ended June 30, 2019, PPL Electric purchased $271 million and $619 million of accounts receivable from alternate suppliers. During the three and six months ended June 30, 2018, PPL Electric purchased $297 million and $673 million of accounts receivable from alternate suppliers.

8. Financing Activities

Credit Arrangements and Short-term Debt

(All Registrants)

The Registrants maintain credit facilities to enhance liquidity, provide credit support and act as a backstop to commercial paper programs. For reporting purposes, on a consolidated basis, the credit facilities and commercial paper programs of PPL Electric, LKE, LG&E and KU also apply to PPL and the credit facilities and commercial paper programs of LG&E and KU also apply to LKE. The amounts listed in the borrowed column below are recorded as "Short-term debt" on the Balance Sheets, except for amounts borrowed under LG&E's Term Loan Facility which were recorded as "Long-term debt due within one year" on the December 31, 2018 Balance Sheet. The following credit facilities were in place at:

	June 30, 2019					December 31, 2018
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
U.K.
WPD plc
Syndicated Credit Facility (a)	Jan. 2023	£210	£158	£—	£52	£157	£—
WPD (South West)
Syndicated Credit Facility	July 2021	245	—	—	245	—	—
WPD (East Midlands)
Syndicated Credit Facility (b)	July 2021	300	81	—	219	38	—
WPD (West Midlands)
Syndicated Credit Facility (c)	July 2021	300	33	—	267	—	—
Uncommitted Credit Facilities		100	—	4	96	—	4
Total U.K. Credit Facilities (d)		£1,155	£272	£4	£879	£195	£4
U.S.
PPL Capital Funding
Syndicated Credit Facility	Jan. 2024	$1,450	$—	$1,014	$436	$—	$669
Bilateral Credit Facility	Mar. 2020	100	—	15	85	—	15
Total PPL Capital Funding Credit Facilities		$1,550	$—	$1,029	$521	$—	$684

	June 30, 2019					December 31, 2018
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL Electric
Syndicated Credit Facility	Jan. 2024	$650	$—	$186	$464	$—	$1

LG&E
Syndicated Credit Facility	Jan. 2024	$500	$—	$96	$404	$—	$279
Term Loan Credit Facility	Oct. 2019	—	—	—	—	200	—
Total LG&E Credit Facilities		$500	$—	$96	$404	$200	$279

KU
Syndicated Credit Facility	Jan. 2024	$400	$—	$—	$400	$—	$235
Letter of Credit Facility	Oct. 2020	198	—	198	—	—	198
Total KU Credit Facilities		$598	$—	$198	$400	$—	$433

(a)	The amounts borrowed at June 30, 2019 and December 31, 2018 were USD-denominated borrowings of $200 million for both periods, which bore interest at 3.25% and 3.17%.

(b)	The amounts borrowed at June 30, 2019 and December 31, 2018 were GBP-denominated borrowings which equated to $102 million and $48 million and bore interest at 1.13% and 1.12%.

(c)	The amount borrowed at June 30, 2019 was GBP-denominated borrowings which equated to $41 million and bore interest at 1.13%.

(d)	At June 30, 2019, the unused capacity under the U.K. credit facilities was $1.1 billion.

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	June 30, 2019				December 31, 2018
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding	2.74%	$1,500	$1,014	$486	2.82%	$669
PPL Electric	2.59%	650	185	465		—
LG&E	2.59%	350	96	254	2.94%	279
KU		350	—	350	2.94%	235
Total		$2,850	$1,295	$1,555		$1,183

(PPL Electric, LKE, LG&E, and KU)

See Note 12 for discussion of intercompany borrowings.

Long-term Debt

(PPL)

In June 2019, WPD plc executed and drew £50 million under a 5-year term loan facility due 2024 at a rate of 2.189%, to be reset quarterly as detailed in the terms of the agreement. The borrowing equated to $63 million at the time of drawdown, net of fees. The proceeds were used for general corporate purposes.

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

In June 2019, the Louisville/Jefferson County Metro Government of Kentucky remarketed $31 million of Environmental Facilities Revenue Refunding Bonds, 2007 Series A (Louisville Gas and Electric Company Project) due 2033 previously issued on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 1.65% through their mandatory purchase date of June 1, 2021.

In June 2019, the Louisville/Jefferson Country Metro Government of Kentucky remarketed $35 million of Environmental Facilities Revenue Refunding Bonds, 2007 Series B (Louisville Gas and Electric Company Project) due 2033 previously issued on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 1.65% through their mandatory purchase date of June 1, 2021.

In June 2019, LG&E issued a notice to bondholders of its intention to convert the $40 million Louisville/Jefferson County Metro Government of Kentucky Pollution Control Revenue Bonds, 2005 Series A (Louisville Gas and Electric Company Project) to a weekly interest rate, as permitted under the loan documents. The conversion was completed on August 1, 2019. In connection with the conversion, LG&E purchased these bonds from the remarketing agent and will hold them until a later date, at which time LG&E may refinance, remarket or further convert such bonds.

(PPL, LKE and KU)

In April 2019, KU reopened its 4.375% First Mortgage Bonds due 2045 and issued an additional $300 million of this series. KU received proceeds of $303 million, including premiums and underwriting fees, which were used to repay commercial paper and for other general corporate purposes.

(PPL)

Equity Securities

ATM Program

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program; including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the six months ended June 30, 2019.

Distributions

In May 2019, PPL declared a quarterly common stock dividend, payable July 1, 2019, of 41.25 cents per share (equivalent to $1.65 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

LKE, LG&E and KU have entered into various operating leases primarily for office space, vehicles and railcars. The leases generally have fixed payments with expiration dates ranging from 2019 to 2025, some of which have options to extend the leases from one year to ten years and some have options to terminate at LKE's, LG&E's and KU's discretion. For leases that existed as of December 31, 2018, payments associated with renewal options are not included in the measurement of the lease liability and right-of-use (ROU) asset.

WPD and Safari Energy have entered into various operating leases primarily for office space, land easements and telecom assets. These leases generally have fixed payments with expiration dates ranging from 2019 through 2028, except for the land agreements which extend through 2116.

PPL Electric also has operating leases which do not have a significant impact to its operations.

Short-term Leases

Short-term leases are leases with a term that is 12 months or less and do not include a purchase option or option to extend the initial term of the lease to greater than 12 months that the Registrants are reasonably certain to exercise. The Registrants have made an accounting policy election to not recognize the ROU asset and the lease liability arising from leases classified as short-term. Expenses related to short-term leases are included in the tables below.

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

(PPL, LKE, LG&E and KU)

Lessee Transactions

The following table provides the components of lease cost for the Registrants' operating leases for the periods ended June 30, 2019.

	2019 Three Months
	PPL	LKE	LG&E	KU
Lease cost:
Operating lease cost	$7	$5	$2	$3
Short-term lease cost	2	1	1	—
Total lease cost	$9	$6	$3	$3

	2019 Six Months
	PPL	LKE	LG&E	KU
Lease cost:
Operating lease cost	$14	$12	$6	$6
Short-term lease cost	2	1	1	—
Total lease cost	$16	$13	$7	$6

The following table provides other key information related to the Registrants' operating leases at June 30, 2019.

	PPL	LKE	LG&E	KU
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14	$12	$6	$6
Right-of-use asset obtained in exchange for new operating lease liabilities	7	6	2	4

The following table provides the total future minimum rental payments for operating leases, as well as a reconciliation of these undiscounted cash flows to the lease liabilities recognized on the Balance Sheets as of June 30, 2019.

	PPL	LKE	LG&E	KU
2019 (a)	$20	$18	$7	$10
2020	19	14	5	8
2021	14	10	4	6
2022	9	7	3	4
2023	8	6	2	3
2024	7	5	2	3
Thereafter	22	4	1	2
Total	$99	$64	$24	$36

Weighted-average discount rate	3.77%	3.97%	3.89%	4.02%
Weighted-average remaining lease term (in years)	9	5	5	5
Current lease liabilities (b)	$20	$16	$6	$9
Non-current lease liabilities (b)	62	42	17	24
Right-of-use assets (c)	74	50	19	29

(a)	Represents future minimum lease payments for the remainder of 2019.

(b)
Current lease liabilities are included in "Other Current Liabilities" on the Balance Sheets. Non-current lease liabilities are included in "Other deferred credits and noncurrent liabilities" on the Balance Sheets. The difference between the total future minimum lease payments and the recorded lease liabilities is due to the impact of discounting.

(c)	Right-of-use assets are included in "Other noncurrent assets" on the Balance Sheets.

At December 31, 2018, the total future minimum rental payments for all operating leases were estimated to be:

	PPL	LKE	LG&E	KU
2019	$26	$20	$10	$10
2020	21	15	6	9
2021	15	11	4	7
2022	13	7	3	4
2023	8	6	3	3
Thereafter	33	11	4	6
Total	$116	$70	$30	$39

Lessor Transactions

Third parties lease land from LKE, LG&E and KU at certain generation plants to produce refined coal used to generate electricity. The leases are operating leases and expire in 2021. Payments are allocated among lease and non-lease components as stated in the agreements. Lease payments are fixed or are determined based on the amount of refined coal used in electricity generation at the facility. Payments received are primarily recorded as a regulatory liability and are amortized in accordance with regulatory approvals.

WPD leases property and telecom assets to third parties, which generally expire through 2029. These leases are operating leases. Generally, lease payments are fixed and include only a lease component.

At June 30, 2019, PPL, LKE, LG&E and KU expect to receive the following lease payments over the remaining term of their operating lease agreements:

	PPL	LKE	LG&E	KU
2019 (a)	$7	$4	$—	$4
2020	13	7	—	7
2021	11	6	1	5
2022	4	—	—	—
2023	4	1	—	—
2024	4	—	—	—
Thereafter	12	—	—	—
Total	$55	$18	$1	$16

Lease income recognized for the three months ended June 30, 2019	$6	$4	$2	$2
Lease income recognized for the six months ended June 30, 2019	$9	$6	$2	$4

(a)	Represents future minimum lease payments for the remainder of 2019.

10. Defined Benefits

(PPL, LKE and LG&E)

Certain net periodic defined benefit costs are applied to accounts that are further distributed among capital, expense and regulatory assets, including certain costs allocated to applicable subsidiaries for plans sponsored by PPL Services and LKE. Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL and its subsidiaries, LKE, and LG&E for the periods ended June 30:

	Pension Benefits
	Three Months				Six Months
	U.S.		U.K.		U.S.		U.K.
	2019	2018	2019	2018	2019	2018	2019	2018
PPL
Service cost	$12	$15	$17	$21	$25	$31	$34	$42
Interest cost	41	39	48	47	82	78	95	94
Expected return on plan assets	(61)	(62)	(150)	(150)	(122)	(124)	(298)	(300)
Amortization of:
Prior service cost	2	3	—	—	4	5	—	—
Actuarial loss	14	19	23	38	27	41	47	77
Net periodic defined benefit costs (credits) before settlements	8	14	(62)	(44)	16	31	(122)	(87)
Settlements	—	—	—	—	1	—	—	—
Net periodic defined benefit costs (credits)	$8	$14	$(62)	$(44)	$17	$31	$(122)	$(87)

	Pension Benefits
	Three Months		Six Months
	2019	2018	2019	2018
LKE
Service cost	$5	$5	$11	$12
Interest cost	17	16	33	32
Expected return on plan assets	(26)	(25)	(51)	(51)
Amortization of:
Prior service cost	2	2	4	4
Actuarial loss (a)	6	8	10	18
Net periodic defined benefit costs (b)	$4	$6	$7	$15

(a)
As a result of treatment approved by the KPSC, the difference between actuarial loss calculated in accordance with LKE's accounting policy and actuarial loss calculated using a 15-year amortization period was $1 million for the three and six months ended June 30, 2019 and $2 million and $6 million for the three and six months ended June 30, 2018. This difference is recorded as a regulatory asset.

(b)
Due to the amount of lump sum payment distributions from the LG&E qualified pension plan, a settlement charge of $4 million was incurred for the three and six months ended June 30, 2018. In accordance with existing regulatory accounting treatment, LG&E has maintained the settlement charge in regulatory assets. The amount is being amortized in accordance with existing regulatory practice.

	Pension Benefits
	Three Months		Six Months
	2019	2018	2019	2018
LG&E
Service cost	$1	$1	$1	$1
Interest cost	3	3	6	6
Expected return on plan assets	(5)	(6)	(11)	(11)
Amortization of:
Prior service cost	2	2	3	3
Actuarial loss (a)	1	1	3	3
Net periodic defined benefit costs (b)	$2	$1	$2	$2

(a)
As a result of treatment approved by the KPSC, the difference between actuarial loss calculated in accordance with LG&E's accounting policy and actuarial loss calculated using a 15-year amortization period was $1 million for the three and six months ended June 30, 2019 and $1 million for the six months ended June 30, 2018. This difference is recorded as a regulatory asset.

(b)
Due to the amount of lump sum payment distributions from the LG&E qualified pension plan, a settlement charge of $4 million was incurred for the three and six months ended June 30, 2018. In accordance with existing regulatory accounting treatment, LG&E has maintained the settlement charge in regulatory assets. The amount is being amortized in accordance with existing regulatory practice.

	Other Postretirement Benefits
	Three Months		Six Months
	2019	2018	2019	2018
PPL
Service cost	$1	$3	$2	$4
Interest cost	5	7	11	10
Expected return on plan assets	(4)	(9)	(9)	(13)
Amortization of prior service cost	—	1	—	—
Net periodic defined benefit costs	$2	$2	$4	$1

LKE
Service cost	$1	$1	$2	$2
Interest cost	2	2	4	4
Expected return on plan assets	(2)	(2)	(4)	(4)
Amortization of:
Prior service cost	1	1	1	1
Actuarial gain	(1)	(1)	(1)	(1)
Net periodic defined benefit costs	$1	$1	$2	$2

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

	Three Months		Six Months
	2019	2018	2019	2018
PPL Electric	$2	$3	$5	$7
LG&E	1	2	2	4
KU	—	1	—	2

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

Talen Montana, LLC v. PPL Corporation et al.

On October 29, 2018, Talen Montana filed a complaint against PPL and certain of its affiliates and current and former officers and directors in the First Judicial District of the State of Montana, Lewis & Clark County (Talen Direct Action). Talen Montana alleges that in November 2014, PPL and certain officers and directors improperly distributed to PPL's subsidiaries $733 million of the proceeds from the sale of Talen Montana's (then PPL Montana's) hydroelectric generating facilities, rendering PPL Montana insolvent. The complaint includes claims for, among other things, breach of fiduciary duty; aiding and abetting breach of fiduciary duty; breach of an LLC agreement; breach of the implied duty of good faith and fair dealing; tortious interference; negligent misrepresentation; and constructive fraud. Talen Montana is seeking unspecified damages, including punitive damages, and other relief. In December 2018, PPL moved to dismiss the Talen Direct Action for lack of jurisdiction and, in the alternative, to dismiss because Delaware is the appropriate forum to decide this case. In January 2019, Talen Montana dismissed without prejudice all current and former PPL Corporation directors from the case. The parties engaged in limited jurisdictional discovery, and oral argument regarding the PPL parties' motion to dismiss is scheduled for August 22, 2019.

Talen Montana Retirement Plan and Talen Energy Marketing, LLC, Individually and on Behalf of All Others Similarly Situated v. PPL Corporation et al.

Also on October 29, 2018, Talen Montana Retirement Plan and Talen Energy Marketing filed a putative class action complaint on behalf of current and contingent creditors of Talen Montana who allegedly suffered harm or allegedly will suffer reasonably foreseeable harm as a result of the November 2014 distribution. The action was filed in the Sixteenth Judicial District of the State of Montana, Rosebud County, against PPL and certain of its affiliates and current and former officers and directors (Talen Putative Class Action). The plaintiffs assert claims for, among other things, fraudulent transfer, both actual and constructive; recovery against subsequent transferees; civil conspiracy; aiding and abetting tortious conduct; and unjust enrichment. They are seeking avoidance of the purportedly fraudulent transfer, unspecified damages, including punitive damages, the imposition of a constructive trust, and other relief. In December 2018, PPL removed the Talen Putative Class Action from the Sixteenth Judicial District of the State of Montana to the United States District Court for the District of Montana, Billings Division. In January 2019, the plaintiffs moved to remand the Talen Putative Class Action back to state court, and dismissed without prejudice all current and former PPL Corporation directors from the case. The parties engaged in limited discovery in connection with the motion to remand, at the conclusion of which the parties will complete their briefings on the matter to enable the Court to consider the remand motion.

PPL Corporation et al. vs. Riverstone Holdings LLC, Talen Energy Corporation et al.

On November 30, 2018, PPL, certain PPL affiliates, and certain current and former officers and directors (PPL plaintiffs) filed a complaint in the Court of Chancery of the State of Delaware seeking various forms of relief against Riverstone, Talen Energy and certain of their affiliates (Delaware Action). In the complaint, the PPL plaintiffs ask the Delaware Court of Chancery for declaratory and injunctive relief. This includes a declaratory judgment that, under the separation agreement governing the spinoff of PPL Energy Supply, all related claims that arise must be heard in Delaware; that the statute of limitations in Delaware and the spinoff agreement bar these claims at this point; that PPL is not liable for the claims in either the Talen Direct Action or the Talen Putative Class Action as PPL Montana was solvent at all relevant times; and that the separation agreement requires that Talen Energy indemnify PPL for all losses arising from the debts of Talen Montana, among other things. PPL's complaint also seeks damages against Riverstone for interfering with the separation agreement and against Riverstone affiliates for breach of the implied covenant of good faith and fair dealing. The complaint was subsequently amended on January 11, 2019 and March 20, 2019, including to add claims related to indemnification with respect to the Talen Direct Action and the Talen Putative Class Action (together, the Montana Actions), request a declaration that the Montana Actions are time-barred under the spinoff agreements, and allege additional facts to support the tortious interference claim. In April 2019, the defendants filed motions to dismiss the amended complaint. On July 11, 2019, the Court heard oral arguments from the parties regarding the motions to dismiss. The Court is expected to rule on the matters raised in the motions to dismiss within ninety days of the oral argument date.

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

KU is undertaking extensive remedial measures at the E.W. Brown plant including closure of the former ash pond, implementation of a groundwater remedial action plan and performance of a corrective action plan including aquatic study of adjacent surface waters and risk assessment. The aquatic study and risk assessment was undertaken pursuant to a 2017 agreed Order with the Kentucky Energy and Environment Cabinet (KEEC). KU conducted sampling of Herrington Lake in 2017 and 2018. KU submitted the required aquatic study and risk assessment, conducted by an independent third-party consultant, to the KEEC in June 2019 finding that discharges from the E.W. Brown plant have not had any significant impact on Herrington Lake and that the water in the lake is safe for recreational use and meets safe drinking water standards. However, until the KEEC assesses the study and issues any regulatory determinations, PPL, LKE and KU are unable to determine whether additional remedial measures will be required at the E.W. Brown plant.

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

Ozone

The EPA issued the current ozone standard in October 2015. The states and the EPA are required to determine (based on ambient air monitoring data) those areas that meet the standard and those that are in nonattainment. In April 2018, the EPA designated Jefferson County, Kentucky (Louisville) as being in nonattainment with the ozone standard. Although implementation of the 2015 ozone standard could potentially require the addition of SCRs at LG&E's Mill Creek station, PPL, LKE and LG&E are unable to determine what, if any, compliance measures may ultimately be required until the Louisville Metro Air Pollution District prepares a state implementation plan.

States are also obligated to address interstate transport issues associated with ozone standards through the establishment of "good neighbor" state implementation plans for those states that are found to contribute significantly to another state's non-attainment. As a result of a partial consent decree addressing claims regarding federal implementation, the EPA and several states, including Kentucky, have evaluated the need for further nitrogen oxide reductions from fossil-fueled plants to address interstate impacts. In July 2018, the EPA approved Kentucky's proposed state implementation plan finding that no additional reductions beyond existing and planned controls set forth in Kentucky's existing State Implementation Plan are necessary to prevent Kentucky from contributing significantly to any other state’s nonattainment. In September 2018, the EPA announced its denial of petitions filed by Maryland and Delaware alleging that states including Kentucky and Pennsylvania contribute to nonattainment in the petitioning states. PPL, LKE, LG&E and KU are unable to predict the outcome of ongoing and future evaluations by the EPA and the states, or whether such evaluations could potentially result in requirements for nitrogen oxide reductions beyond those currently required under the Cross-State Air Pollution Rule.

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

The EPA's Affordable Clean Energy Rule

In 2015, the EPA finalized rules imposing stringent GHG emission standards for both new and existing power plants based on plant specific energy efficiency upgrades, fuel switching from coal to natural gas, and deployment of renewable generation (the Clean Power Plan).

Following legal challenges to the Clean Power Plan, a stay of those rules by the U.S. Supreme Court and the March 2017 Executive Order requiring the EPA to review the Clean Power Plan in October 2017, the EPA proposed to rescind the Clean Power Plan. In July 2019, the EPA rescinded the Clean Power Plan and finalized the Affordable Clean Energy (ACE) Rule as a replacement with respect to existing sources. The ACE Rule gives states broad latitude in establishing emission guidelines providing for plant-specific efficiency upgrades or "heat-rate improvements" that will reduce GHG emissions per unit of electricity generated. The ACE Rule provides a list of "candidate technologies" that will be considered by the states in establishing standards of performance on a case by case basis at individual power plants. States are generally allowed three years to submit state plans establishing standards of performance. While compliance deadlines will be imposed on a plant-specific basis, the EPA anticipates that most facilities will be required to demonstrate compliance within two years of plan approval. In the final rule, the EPA did not finalize its proposed new criteria for determining whether such efficiency projects would trigger New Source Review and thus be subject to more stringent emission controls. Instead, the agency intends to take final action on the proposed New Source Review revisions in a separate final action at a later date.

The Kentucky General Assembly passed legislation in April 2014 limiting the measures that the Kentucky Energy and Environment Cabinet may consider in setting performance standards to comply with federal requirements for GHG emission reductions. The legislation provides that such state GHG performance standards will be strictly based on emission reductions, efficiency measures and other improvements available at each power plant. These statutory restrictions are broadly consistent with the EPA's ACE Rule.

LG&E and KU are monitoring developments at the state and federal level. Until legal challenges and regulatory determinations relating to repeal and replacement of the Clean Power Plan are completed and the state determines implementation measures, PPL, LKE, LG&E and KU cannot predict the potential impact, if any, on plant operations, future capital or operating costs. PPL, LKE, LG&E and KU believe that the costs, which could be significant, would be subject to rate recovery.

Sulfuric Acid Mist Emissions (PPL, LKE and LG&E)

In June 2016, the EPA issued a notice of violation under the Clean Air Act alleging that LG&E violated applicable rules relating to sulfuric acid mist emissions at its Mill Creek plant. The notice alleges failure to install proper controls, failure to operate the facility consistent with good air pollution control practice, and causing emissions exceeding applicable requirements or constituting a nuisance or endangerment. LG&E believes it has complied with applicable regulations during the relevant time period. Discussions between the EPA and LG&E are ongoing. The parties have entered into a tolling agreement with respect to this matter through August 9, 2019. The parties are conducting initial negotiations regarding potential settlement of the matter. PPL, LKE and LG&E are unable to predict the outcome of this matter or the potential impact on operations of the Mill Creek plant, including increased capital or operating costs, and potential civil penalties or remedial measures, if any.

Water/Waste

(PPL, LKE, LG&E and KU)

CCRs

In April 2015, the EPA published its final rule regulating CCRs. CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes. The rule became effective in October 2015. It imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants in the United States and not closed. Under the rule, CCRs are regulated as non-hazardous under Subtitle D of RCRA and beneficial use of CCRs is allowed, with some restrictions. The rule's requirements for covered CCR impoundments and landfills include implementation of groundwater monitoring and commencement or completion of closure activities generally between three and ten years from certain triggering events. The rule requires posting of compliance documentation on a publicly accessible website. Industry groups, environmental groups, individual companies and others have filed legal challenges to the final rule, which are pending before the D.C. Circuit Court of Appeals. In March 2018, the EPA proposed amendments to the CCR rule primarily relating to impoundment closure and remediation requirements. In July 2018, the EPA published in the Federal Register a final rule extending the deadline for closure of certain impoundments to October 2020 and adopting substantive changes relating to certifications, suspensions of groundwater monitoring and groundwater protection standards for certain constituents. In July 2019, the EPA released proposed amendments to the CCR Rule relating to reporting, public information, boron standards, beneficial use and waste piles. The EPA has announced that additional amendments to the rule will be proposed. In August 2018, the D.C. Circuit Court of Appeals vacated and remanded portions of the CCR rule including provisions allowing unlined impoundments to continue operating and exempting inactive impoundments at inactive plants from regulation. As a result of subsequent challenges to the CCR Rule amendments, on March 13, 2019, the D.C. Circuit Court granted the EPA’s motion for voluntary remand of the amended rule without voiding it. Consequently, the CCR Rule amendments, including the extended compliance deadline, will remain in place as the EPA considers further rule amendments and revisions. PPL, LKE, LG&E and KU are unable to predict the outcome of the ongoing rulemaking or potential impacts on current LG&E and KU compliance plans. The Registrants are currently finalizing closure plans and schedules.

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

LG&E and KU received KPSC approval for a compliance plan providing for the closure of impoundments at the Mill Creek, Trimble County, E.W. Brown, and Ghent stations, and construction of process water management facilities at those plants. In addition to the foregoing measures required for compliance with the federal CCR rule, KU also received KPSC approval for its plans to close impoundments at the retired Green River, Pineville and Tyrone plants to comply with applicable state law. Since

2017, LG&E and KU have commenced closure of many of the subject impoundments and have completed closure of some of the smaller impoundments. LG&E and KU expect to commence closure of the remaining impoundments no later than October 31, 2020. LG&E and KU generally expect to complete impoundment closures within five years of commencement, although a longer period may be required to complete closure of some facilities.

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

ELGs

In September 2015, the EPA released its final ELGs for wastewater discharge permits for new and existing steam electric generating facilities. The rule provides strict technology-based discharge limitations for control of pollutants in scrubber wastewater, fly ash and bottom ash transport water, mercury control wastewater, gasification wastewater and combustion residual leachate. The new guidelines require deployment of additional control technologies providing physical, chemical and biological treatment of wastewaters. The guidelines also mandate operational changes including "no discharge" requirements for fly ash and bottom ash transport waters and mercury control wastewaters. The implementation date for individual generating stations will be determined by the states on a case-by-case basis according to criteria provided by the EPA. Industry groups, environmental groups, individual companies and others have filed legal challenges to the final rule, which have been consolidated before the U.S. Court of Appeals for the Fifth Circuit. In April 2017, the EPA announced that it would grant petitions for reconsideration of the rule. In September 2017, the EPA published in the Federal Register a proposed rule that would postpone the compliance date for requirements relating to bottom ash transport waters and scrubber wastewaters discharge limits. The proposed rule is expected to be finalized by the fall of 2019. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded portions of the ELGs concerning legacy wastewater and CCR leachate. The EPA expects to complete its reconsideration of best available technology standards by the fall of 2020. Upon completion of the ongoing regulatory proceedings, the rule will be implemented by the states in the course of their normal permitting activities. LG&E and KU are developing compliance strategies and schedules. PPL, LKE, LG&E and KU are unable to predict the outcome of the EPA's pending reconsideration of the rule or fully estimate compliance costs or timing. Additionally, certain aspects of these compliance plans and estimates relate to developments in state water quality standards, which are separate from the ELG rule or its implementation. Costs to comply with ELGs or other discharge limits are expected to be significant. Certain costs are included in the Registrants’ capital plans and are subject to rate recovery.

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

There are additional sites formerly owned or operated by PPL Electric, LG&E and KU predecessors or affiliates. PPL Electric, LG&E and KU lack sufficient information about such additional sites to estimate any potential liability they may have or a range of reasonably possible losses, if any, related to these matters.

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

PPL Electric had a recorded liability of $11 million at June 30, 2019 and December 31, 2018 representing its best estimate of the probable loss incurred to remediate the sites noted in this section. Depending on the outcome of investigations at sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred; however, such costs are not expected to be significant.

Future cleanup or remediation work at sites not yet identified may result in significant additional costs for PPL, PPL Electric, LKE, LG&E and KU. Insurance policies maintained by LKE, LG&E and KU may be available to cover certain costs or other obligations related to these matters, but the amount of insurance coverage or reimbursement cannot be estimated or assured.

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

(All Registrants)

The table below details guarantees provided as of June 30, 2019. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities," for which PPL has a total recorded liability of $5 million at June 30, 2019 and $6 million at December 31, 2018. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at June 30, 2019		Expiration Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$10	(b)	2021
WPD guarantee of pension and other obligations of unconsolidated entities	79	(c)

PPL Electric
Guarantee of inventory value	10	(d)	2020

LKE
Indemnification of lease termination and other divestitures	200	(e)	2021

LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(f)

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

(c)
Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At June 30, 2019, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.

(d)
A third-party logistics firm provides inventory procurement and fulfillment services. The logistics firm has title to the inventory, however, upon termination of the contracts, PPL Electric has guaranteed to purchase any remaining inventory that has not been used or sold.

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

(f)
Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. LKE's proportionate share of OVEC's outstanding debt was $112 million at June 30, 2019, consisting of LG&E's share of $77 million and KU's share of $35 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 13 in PPL's, LKE's, LG&E's and KU's 2018 Form 10-K for additional information on the OVEC power purchase contract.

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

	Three Months		Six Months
	2019	2018	2019	2018
PPL Electric from PPL Services	$13	$15	$29	$31
LKE from PPL Services	5	7	14	14
PPL Electric from PPL EU Services	37	41	74	76
LG&E from LKS	37	39	75	77
KU from LKS	41	43	84	85

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

Intercompany Borrowings

(PPL Electric)

PPL Energy Funding maintains a $650 million revolving line of credit with a PPL Electric subsidiary. No balance was outstanding at June 30, 2019 and December 31, 2018. The interest rates on borrowings are equal to one-month LIBOR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the Income Statement.

(LKE)

LKE maintains a $375 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. The interest rates on borrowings are equal to one-month LIBOR plus a spread. At June 30, 2019 and December 31, 2018, $203 million and $113 million were outstanding and reflected in "Notes payable with affiliates" on the Balance Sheets. The interest rates on the outstanding borrowings at June 30, 2019 and December 31, 2018 were 3.93% and 3.85%. Interest expense on the revolving line of credit was not significant for the three and six months ended June 30, 2019 and 2018.

LKE maintains an agreement with a PPL affiliate that has a $300 million borrowing limit whereby LKE can loan funds on a short-term basis at market-based rates. No balance was outstanding at June 30, 2019 and December 31, 2018. The interest rate on the loan is based on the PPL affiliate's credit rating and equal to one-month LIBOR plus a spread.

LKE maintains ten-year notes of $400 million and $250 million with a PPL affiliate with interest rates of 3.5% and 4%. At June 30, 2019 and December 31, 2018, the notes were reflected in "Long-term debt to affiliate" on the Balance Sheets. Interest expense on the $400 million note was $4 million and $7 million for the three and six months ended June 30, 2019 and $3 million and $7 million for the three and six months ended June 30, 2018. Interest expense on the $250 million note was $3 million and $5 million for the three and six months ended June 30, 2019 and $2 million for the three and six months ended June 30, 2018.

VEBA Funds Receivable (PPL Electric)

In May 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay medical claims of active bargaining unit employees. Based on PPL Electric's participation in PPL’s Other Postretirement Benefit plan, PPL Electric was allocated a portion of the excess funds from PPL Services. These funds have been recorded as an intercompany receivable on PPL Electric's Balance Sheets. The receivable balance decreases as PPL Electric pays incurred medical claims and is reimbursed by PPL Services. The intercompany receivable balance associated with these funds was $40 million as of June 30, 2019, of which $10 million was reflected in "Accounts receivable from affiliates" and $30 million was reflected in "Other noncurrent assets" on the PPL Electric Balance Sheet. The intercompany receivable balance associated with these funds was $45 million as of December 31, 2018, of which $10 million was reflected in "Account receivable from affiliates" and $35 million was reflected in "Other noncurrent assets" on the PPL Electric Balance Sheet.

Other (PPL Electric, LG&E and KU)

See Note 10 for discussions regarding intercompany allocations associated with defined benefits.

13. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended June 30, were:

	Three Months		Six Months
	2019	2018	2019	2018
Other Income
Economic foreign currency exchange contracts (Note 15)	$45	$164	$12	$52
Defined benefit plans - non-service credits (Note 10)	80	66	160	134
Interest income	3	2	9	2
AFUDC - equity component	6	5	11	10
Miscellaneous	3	—	9	1
Total Other Income	137	237	201	199
Other Expense
Charitable contributions	—	1	2	5
Miscellaneous	6	2	16	3
Total Other Expense	6	3	18	8
Other Income (Expense) - net	$131	$234	$183	$191

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	June 30, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$406	$406	$—	$—	$621	$621	$—	$—
Restricted cash and cash equivalents (a)	22	22	—	—	22	22	—	—
Special use funds (a):
Money market fund	1	1	—	—	59	59	—	—
Commingled debt fund measured at NAV (b)	32	—	—	—	—	—	—	—
Commingled equity fund measured at NAV (b)	28	—	—	—	—	—	—	—
Total special use funds	61	1	—	—	59	59	—	—

	June 30, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Price risk management assets (c):
Foreign currency contracts	181	—	181	—	202	—	202	—
Cross-currency swaps	161	—	161	—	135	—	135	—
Total price risk management assets	342	—	342	—	337	—	337	—
Total assets	$831	$429	$342	$—	$1,039	$702	$337	$—

Liabilities
Price risk management liabilities (c):
Interest rate swaps	$31	$—	$31	$—	$20	$—	$20	$—
Foreign currency contracts	—	—	—	—	2	—	2	—
Total price risk management liabilities	$31	$—	$31	$—	$22	$—	$22	$—

PPL Electric
Assets
Cash and cash equivalents	$20	$20	$—	$—	$267	$267	$—	$—
Restricted cash and cash equivalents (a)	2	2	—	—	2	2	—	—
Total assets	$22	$22	$—	$—	$269	$269	$—	$—

LKE
Assets
Cash and cash equivalents	$32	$32	$—	$—	$24	$24	$—	$—
Total assets	$32	$32	$—	$—	$24	$24	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$23	$—	$23	$—	$20	$—	$20	$—
Total price risk management liabilities	$23	$—	$23	$—	$20	$—	$20	$—

LG&E
Assets
Cash and cash equivalents	$9	$9	$—	$—	$10	$10	$—	$—
Total assets	$9	$9	$—	$—	$10	$10	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$23	$—	$23	$—	$20	$—	$20	$—
Total price risk management liabilities	$23	$—	$23	$—	$20	$—	$20	$—

KU
Assets
Cash and cash equivalents	$23	$23	$—	$—	$14	$14	$—	$—
Total assets	$23	$23	$—	$—	$14	$14	$—	$—

(a)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

(b)
In accordance with accounting guidance, certain investments that are measured at fair value using net asset value per share (NAV), or its equivalent, have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

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

	June 30, 2019		December 31, 2018
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$21,101	$24,980	$20,599	$22,939
PPL Electric	3,695	4,212	3,694	3,901
LKE	6,002	6,652	5,502	5,768
LG&E	2,004	2,223	1,809	1,874
KU	2,624	2,940	2,321	2,451

(a)	Amounts are net of debt issuance costs.

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

Interest Rate Risk

•
PPL and its subsidiaries are exposed to interest rate risk associated with forecasted fixed-rate and existing floating-rate debt issuances. PPL and WPD hold over-the-counter cross currency swaps to limit exposure to market fluctuations on interest and principal payments from changes in foreign currency exchange rates and interest rates. PPL, LKE and LG&E utilize over-the-counter interest rate swaps to limit exposure to market fluctuations on floating-rate debt. PPL, WPD, LKE, LG&E and KU utilize forward starting interest rate swaps to hedge changes in benchmark interest rates, when appropriate, in connection with future debt issuances.

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

PPL had a $32 million obligation to return cash collateral under master netting arrangements at June 30, 2019 and a $40 million obligation to return cash collateral under master netting arrangements at December 31, 2018.

PPL had no obligation to post cash collateral under master netting arrangements at June 30, 2019 and December 31, 2018.

LKE, LG&E and KU had no obligation to return cash collateral under master netting arrangements at June 30, 2019 and December 31, 2018.

LKE, LG&E and KU had no obligation to post cash collateral under master netting arrangements at June 30, 2019 and December 31, 2018.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. At June 30, 2019, PPL held an aggregate notional value in interest rate swap contracts of £250 million (approximately $316 million based on spot rates) that mature in 2031 to hedge interest payments of WPD East Midland's anticipated September 2019 debt issuance.

At June 30, 2019, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $702 million that range in maturity from 2021 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three and six months ended June 30, 2019 and 2018, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At June 30, 2019, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At June 30, 2019, LG&E held contracts with a notional amount of $147 million that range in maturity through 2033.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. There were no contracts outstanding at June 30, 2019.

At June 30, 2019 and December 31, 2018, PPL had $31 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings. At June 30, 2019, the total exposure hedged by PPL was approximately £1.2 billion (approximately $1.7 billion based on contracted rates). These contracts have termination dates ranging from July 2019 through December 2020.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 7 for amounts recorded in regulatory assets and regulatory liabilities at June 30, 2019 and December 31, 2018.

See Note 1 in each Registrant's 2018 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	June 30, 2019				December 31, 2018
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$—	$8	$—	$5	$—	$—	$—	$4
Cross-currency swaps (b)	6	—	—	—	6	—	—	—
Foreign currency contracts	—	—	127	—	—	—	103	2
Total current	6	8	127	5	6	—	103	6
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	—	—	—	18	—	—	—	16
Cross-currency swaps (b)	155	—	—	—	129	—	—	—
Foreign currency contracts	—	—	54	—	—	—	99	—
Total noncurrent	155	—	54	18	129	—	99	16
Total derivatives	$161	$8	$181	$23	$135	$—	$202	$22

(a)
Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended June 30, 2019.

	Three Months	Six Months		Three Months	Six Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$(8)	$(8)	Interest expense	$(2)	$(4)
Cross-currency swaps	51	28	Other income (expense) - net	35	7
Total	$43	$20		$33	$3
Net Investment Hedges:
Foreign currency contracts	$1	$1

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Six Months
Foreign currency contracts	Other income (expense) - net	$45	$12
Interest rate swaps	Interest expense	(1)	(2)
	Total	$44	$10
Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$(2)	$(3)

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended June 30, 2018.

	Three Months	Six Months		Three Months	Six Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$—	$—	Interest expense	$(2)	$(4)
Cross-currency swaps	23	(1)	Other income (expense) - net	24	12
Total	$23	$(1)		$22	$8
Net Investment Hedges:
Foreign currency contracts	$12	$11

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Six Months
Foreign currency contracts	Other income (expense) - net	$164	$52
Interest rate swaps	Interest expense	(2)	(3)
	Total	$162	$49
Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$1	$5

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended June 30, 2019.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months		Six Months
	Interest Expense	Other Income (Expense) - net	Interest Expense	Other Income (Expense) - net

Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$246	$131	$487	$183
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(2)	—	(4)	—
Cross-currency swaps:
Hedged items	—	(35)	—	(7)
Amount of gain (loss) reclassified from AOCI to income	—	35	—	7

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	June 30, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$5	$—	$4
Total current	—	5	—	4
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	18	—	16
Total noncurrent	—	18	—	16
Total derivatives	$—	$23	$—	$20

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the periods ended June 30, 2019.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Six Months
Interest rate swaps	Interest expense	$(1)	$(2)
	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$(2)	$(3)

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
June 30, 2019
Treasury Derivatives
PPL	$342	$—	$32	$310	$31	$—	$—	$31
LKE	—	—	—	—	23	—	—	23
LG&E	—	—	—	—	23	—	—	23

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2018
Treasury Derivatives
PPL	$337	$2	$40	$295	$22	$2	$—	$20
LKE	—	—	—	—	20	—	—	20
LG&E	—	—	—	—	20	—	—	20

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

(PPL, LKE and LG&E)

At June 30, 2019, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

	PPL	LKE	LG&E
Aggregate fair value of derivative instruments in a net liability position with credit risk-related contingent features	$5	$5	$5
Aggregate fair value of collateral posted on these derivative instruments	—	—	—
Aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade (a)	5	5	5

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

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

The changes in the carrying amounts of AROs were as follows.

	PPL	LKE	LG&E	KU
Balance at December 31, 2018	$347	$296	$103	$193
Accretion	8	7	2	5
Effect of foreign exchange rates	(1)	—	—	—
Changes in estimated timing or cost	(6)	(3)	(4)	1
Obligations settled	(45)	(45)	(12)	(33)
Balance at June 30, 2019	$303	$255	$89	$166

17. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended June 30 were as follows.

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives	Defined benefit plans
			Prior service costs	Actuarial gain (loss)	Total
PPL
March 31, 2019	$(1,239)	$(2)	$(19)	$(2,387)	$(3,647)
Amounts arising during the period	(377)	35	—	(2)	(344)
Reclassifications from AOCI	—	(27)	1	21	(5)
Net OCI during the period	(377)	8	1	19	(349)
June 30, 2019	$(1,616)	$6	$(18)	$(2,368)	$(3,996)

December 31, 2018	$(1,533)	$(7)	$(19)	$(2,405)	$(3,964)
Amounts arising during the period	(83)	16	—	(5)	(72)
Reclassifications from AOCI	—	(3)	1	42	40
Net OCI during the period	(83)	13	1	37	(32)
June 30, 2019	$(1,616)	$6	$(18)	$(2,368)	$(3,996)

March 31, 2018	$(973)	$(21)	$(7)	$(2,278)	$(3,279)
Amounts arising during the period	(250)	19	(1)	—	(232)
Reclassifications from AOCI	—	(19)	1	34	16
Net OCI during the period	(250)	—	—	34	(216)
June 30, 2018	$(1,223)	$(21)	$(7)	$(2,244)	$(3,495)

December 31, 2017	$(1,089)	$(13)	$(7)	$(2,313)	$(3,422)
Amounts arising during the period	(134)	(1)	(1)	(1)	(137)
Reclassifications from AOCI	—	(7)	1	70	64
Net OCI during the period	(134)	(8)	—	69	(73)
June 30, 2018	$(1,223)	$(21)	$(7)	$(2,244)	$(3,495)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the periods ended June 30.

	Three Months		Six Months		Affected Line Item on the
Details about AOCI	2019	2018	2019	2018	Statements of Income
Qualifying derivatives
Interest rate swaps	$(2)	$(2)	$(4)	$(4)	Interest Expense
Cross-currency swaps	35	24	7	12	Other Income (Expense) - net
Total Pre-tax	33	22	3	8
Income Taxes	(6)	(3)	—	(1)
Total After-tax	27	19	3	7

Defined benefit plans
Prior service costs (a)	(1)	(1)	(1)	(1)
Net actuarial loss (a)	(27)	(43)	(53)	(88)
Total Pre-tax	(28)	(44)	(54)	(89)
Income Taxes	6	9	11	18
Total After-tax	(22)	(35)	(43)	(71)

Total reclassifications during the period	$5	$(16)	$(40)	$(64)

(a)	These AOCI components are included in the computation of net periodic defined benefit cost. See Note 10 for additional information.

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

For public business entities, this guidance will be applied using a modified retrospective approach and is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. The Registrants are currently assessing the impact of adopting this guidance and will adopt this standard on January 1, 2020 with a modified retrospective approach through a cumulative-effect adjustment to retained earnings at the date of adoption. Key implementation activities in process include finalizing the population of financial instruments within the scope of this guidance and identifying potential differences between the Registrants’ current credit loss models and the requirements of this guidance.

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

The Registrants are currently assessing the impact of adopting this guidance and will adopt this standard prospectively as of the beginning of the period adopted, which will be January 1, 2020. Key implementation activities in process of being completed include assessing the population of cloud computing hosting arrangements in the scope of this guidance and identifying and evaluating industry issues.

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

•
"Results of Operations" for all Registrants includes a "Statement of Income Analysis" which discusses significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2019 with the same periods in 2018. For PPL, "Results of Operations" also includes "Segment Earnings" and "Adjusted Gross Margins" which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure. For PPL Electric, LKE, LG&E and KU, a summary of earnings and adjusted gross margins is also provided.

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

Financial and Operational Developments

U.S. Tax Reform (All Registrants)

The IRS issued proposed regulations for certain provisions of the TCJA in 2018, including interest deductibility and Global Intangible Low-Taxed Income (GILTI). In June 2019, the IRS issued both final and new proposed regulations relating to GILTI. PPL has determined that neither these final nor proposed regulations materially change PPL's current interpretation of the statutory impact of these rules on the company. Proposed regulations relating to the limitation on the deductibility of interest expense were issued in November 2018 and such regulations provide detailed rules implementing the broader statutory provisions. These proposed regulations should not apply to the Registrants until the year in which the regulations are issued in final form, which is expected to be in the fourth quarter of 2019. It is uncertain what form the final regulations will take and, therefore, the Registrants cannot predict what impact the final regulations will have on the tax deductibility of interest expense. However, if the proposed regulations were issued as final in their current form, the Registrants could have a limitation on a portion of their interest expense deduction for tax purposes and such limitation could be significant. PPL expressed its views on these proposed regulations in a comment letter addressed to the IRS on February 26, 2019.

U.K. Membership in European Union (PPL)

Following a voter referendum in June 2016, the U.K. triggered Article 50 of the Lisbon Treaty to formally begin the process of leaving the European Union (EU), popularly referred to as Brexit. In November 2018, then U.K. Prime Minister Theresa May and the EU decided on a withdrawal agreement and a political declaration laying out the terms of the U.K.’s departure on March 29, 2019, and a transition period until December 2020. Any final withdrawal agreement and future trade relationship must be ratified by both the U.K. and EU parliaments.

The U.K. Parliament rejected the negotiated withdrawal agreement on three separate occasions. Following a series of Parliamentary indicative votes that failed to produce a clear majority for an alternative to the negotiated withdrawal agreement, on April 10, 2019, the U.K. requested to extend the Article 50 process until June 30, 2019. The EU approved a longer than requested extension until October 31, 2019. The U.K. can leave the EU earlier if a withdrawal agreement is ratified before the new deadline.

May announced her resignation as prime minister and leader of the Conservative Party on May 24, 2019, triggering a Conservative Party leadership contest for her replacement. May formally resigned on July 24, 2019, and was replaced by Boris Johnson, a former U.K. Foreign Secretary. While Johnson stated during his campaign that he is willing to leave the EU without an agreement, a majority in Parliament voted earlier this year to reject a no-deal outcome and could attempt to stop Johnson from taking the U.K. out of the EU without an agreement.

Significant uncertainty surrounds the status of negotiations and next steps in the Brexit process, particularly as the EU has elected a new president of the EU Commission and key personnel changes have occurred within the current Brexit negotiating team. If an agreement is not reached and ratified by October 31, 2019, the default position is that the U.K. will exit from the EU without a withdrawal agreement. The U.K. may also request a further extension of the Article 50 process, subject to approval from all of the EU’s 27 remaining members. The U.K. could also choose to revoke Article 50 and remain a member of the EU.

PPL believes that its greatest risk related to Brexit is the potential decline in the value of the GBP compared to the U.S. dollar, particularly if the U.K. leaves the EU without a withdrawal agreement. A decline in the value of the GBP compared to the U.S. dollar will reduce the value of WPD's earnings to PPL.

PPL has executed hedges to mitigate the foreign exchange risk to its U.K. earnings. As of July 31, 2019, PPL's foreign exchange exposure related to budgeted earnings is 100% hedged for the remainder of 2019 at an average rate of $1.41 per GBP and 63% hedged for 2020 at an average rate of $1.46 per GBP.

PPL cannot predict the impact, in either the short-term or long-term, on foreign exchange rates or PPL's financial condition that may be experienced as a result of the actions taken by the U.K. government to withdraw from the EU, although such impacts could be material.

PPL does not expect the financial condition and results of operations of WPD itself to change significantly as a result of Brexit, with or without an approved plan of withdrawal. The regulatory environment and operation of WPD's businesses are not expected to change. RIIO-ED1, the current price control, with allowed revenues agreed with Ofgem runs through March 2023.

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

(PPL, LKE, LG&E and KU)

The businesses of LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, and ELGs. See Notes 7, 11 and 16 to the Financial Statements for a discussion of these significant environmental matters. These and other stringent environmental requirements led PPL, LKE, LG&E and KU to retire approximately 1,000 MW of coal-fired generating plants in Kentucky since 2015.

TCJA Impact on FERC Rates (All Registrants)

In November 2018, the FERC issued a Policy Statement stating that the appropriate ratemaking treatment for changes in accumulated deferred income taxes as a result of the TCJA would be addressed in a Notice of Proposed Rulemaking. Also in November 2018, the FERC issued the Notice of Proposed Rulemaking, which proposed that public utility transmission providers include mechanisms in their formula rates to deduct excess accumulated deferred income taxes from, or add deficient accumulated deferred income taxes to, rate base and adjust their income tax allowances by amortized excess or deficient accumulated deferred income taxes. The Notice of Proposed Rulemaking did not prescribe the mechanism companies should use to adjust their formula rates.

LG&E and KU are currently assessing the Notice of Proposed Rulemaking and are continuing to monitor guidance issued by the FERC. On February 5, 2019, in connection with a separate element of federal and Kentucky state tax reform effects, LG&E and KU filed a request with the FERC to amend their transmission formula rates to incorporate reductions to corporate income tax rates as a result of the TCJA and HB 487. The FERC approved this request effective June 1, 2019. LG&E and KU do not anticipate the impact of the TCJA and HB 487 related to their FERC-jurisdictional rates to be significant.

On February 28, 2019, PPL Electric filed with the FERC proposed revisions to its transmission formula rate template pursuant to Section 205 of the Federal Power Act and Section 35.13 of the Rules and Regulation of the FERC. Specifically, PPL Electric proposed to modify its formula rate to permit the return or recovery of excess or deficient accumulated deferred income taxes (ADIT) resulting from the TCJA and permit PPL Electric to prospectively account for the income tax expense associated with the depreciation of the equity component of the AFUDC. On April 29, 2019, the FERC accepted the proposed revisions to the formula rate template, which were effective June 1, 2019, as well as the proposed adjustments to ADIT, effective January 1, 2018.

Pennsylvania Alternative Ratemaking (PPL and PPL Electric)

In June 2018, Governor Tom Wolf signed into law Act 58 of 2018 (codified at 66 Pa. C.S. § 1330) authorizing public utilities to implement alternative rates and rate mechanisms in base rate proceedings before the PUC. The effective date of Act 58 was August 27, 2018. Under the new law, a public utility may file an application to establish alternative rates and rate mechanisms in a base rate proceeding. These alternative rates and rate mechanisms include, but are not limited to, decoupling mechanisms, performance-based rates, formula rates, multi-year rate plans, or a combination of those or other mechanisms.

On April 25, 2019, the PUC issued an Implementation Order adopting its interpretation and implementation of Act 58 and establishing the procedures through which utilities may seek PUC approval of alternative rates and rate mechanisms.

RIIO-ED2 Review (PPL)

In 2018, Ofgem published its decision on the overall RIIO-2 framework, which covers all U.K. gas and electricity transmission and distribution price controls, following its consultation process earlier in the year. See “Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Financial and Operational Developments - Regulatory Requirements - RIIO-2 Framework Review,” in PPL's 2018 Form 10-K for details about the decision document. Management expects significant electricity distribution network investment will be required in RIIO-ED2 to achieve the U.K.’s carbon reduction targets and that Ofgem will need to design a framework that sufficiently incentivizes delivery of those objectives.

On August 6, 2019, Ofgem published its open letter consultation officially commencing the RIIO-ED2 process. WPD and PPL have been fully engaged in the RIIO-2 process and will be responding to this consultation. At this stage, PPL cannot predict the outcome of this process or the long-term impact the final RIIO-ED2 framework will have on its financial condition or results of operations. Any decision for RIIO-ED2 will not be finalized until November 2022. The RIIO-ED2 price control will come into effect on April 1, 2023.

FERC Transmission Rate Filing

(PPL, LKE, LG&E and KU)

In August 2018, LG&E and KU submitted an application to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E’s and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide mitigation for certain horizontal market power concerns arising out of the 1998 merger for certain transmission service between MISO and LG&E and KU. The affected transmission customers are a limited number of municipal entities in Kentucky. The amounts at issue are generally waivers or credits granted to such customers for either LG&E and KU or MISO transmission charges incurred depending upon the direction of certain transmission service incurred by the municipalities. Due to the development of robust, accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. On March 21, 2019, the FERC issued an Order granting LG&E's and KU's request to remove the on-going credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which transition mechanism will be subject to FERC review and approval. On July 12, 2019, LG&E and KU submitted their proposed transition mechanism to the FERC for review and approval. LG&E and KU currently receive recovery of waivers and credits provided through other rate mechanisms.

(PPL and PPL Electric)

In April 2019, PPL Electric filed its annual transmission formula rate update with the FERC, reflecting a revised revenue requirement, which includes the impact of the TCJA. The filing established the revenue requirement used to set rates that took effect in June 2019.

Rate Case Proceedings

(PPL, LKE, LG&E and KU)

On September 28, 2018, LG&E and KU filed requests with the KPSC for an increase in annual base electricity rates of approximately $112 million at KU and increases in annual base electricity and gas rates of approximately $35 million and $25 million at LG&E. LG&E’s and KU’s applications also sought to include changes associated with the TCJA and state tax reform in the calculation of the proposed base rates and to terminate the TCJA bill credit mechanism when new base rates go into effect. The elimination of the TCJA bill credit mechanism will result in an estimated annual electricity revenue increase of approximately $58 million at KU and increases in electricity and gas revenues of approximately $40 million and $12 million at LG&E. The applications were based on a forecasted test year of May 1, 2019 through April 30, 2020 with a requested return-on-equity of 10.42%.

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

(KU)

On July 12, 2019, KU filed a request with the VSCC for an increase annual Virginia base electricity rates of approximately $13 million, representing an increase of 18.2%. KU's request is based on an authorized 10.5% return on equity. Subject to regulatory review and approval, new rates would become effective April 12, 2020.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on PPL's Statements of Income, comparing the three and six months ended June 30, 2019 with the same periods in 2018. The "Segment Earnings" and "Adjusted Gross Margins" discussions for PPL provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure.

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

(PPL Electric, LKE, LG&E and KU)

A "Statement of Income Analysis, Earnings and Adjusted Gross Margins" is presented separately for PPL Electric, LKE, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2019 with the same periods in 2018. The "Earnings" discussion provides a summary of earnings. The "Adjusted Gross Margins" discussion includes a reconciliation of non-GAAP financial measures to "Operating Income."

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis, Segment Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2019	2018	$ Change	2019	2018	$ Change
Operating Revenues	$1,803	$1,848	$(45)	$3,882	$3,974	$(92)
Operating Expenses
Operation
Fuel	168	189	(21)	362	403	(41)
Energy purchases	138	148	(10)	388	389	(1)
Other operation and maintenance	482	506	(24)	972	974	(2)
Depreciation	300	273	27	584	542	42
Taxes, other than income	75	74	1	155	157	(2)
Total Operating Expenses	1,163	1,190	(27)	2,461	2,465	(4)
Other Income (Expense) - net	131	234	(103)	183	191	(8)
Interest Expense	246	235	11	487	474	13
Income Taxes	84	142	(58)	210	259	(49)
Net Income	$441	$515	$(74)	$907	$967	$(60)

Operating Revenues

The increase (decrease) in operating revenues for the periods ended June 30, 2019 compared with 2018 was due to:

	Three Months	Six Months
Domestic:
PPL Electric Distribution price (a)	$(7)	$2
PPL Electric Distribution volume	(6)	(4)
PPL Electric PLR (b)	(5)	5
PPL Electric Transmission Formula Rate (c)	5	12
PPL Electric TCJA refund (d)	17	(7)
LKE Retail Rates (e)	35	35
LKE ECR	15	19
LKE Fuel and other energy prices	1	(9)
LKE Volumes (f)	(52)	(82)
LKE Demand revenue (g)	(9)	(8)
Other	4	20
Total Domestic	(2)	(17)
U.K.:
Price	26	51
Volume	(29)	(43)
Foreign currency exchange rates	(34)	(74)
Other	(6)	(9)
Total U.K.	(43)	(75)
Total	$(45)	$(92)

(a)	Distribution price variances were primarily due to reconcilable cost recovery mechanisms approved by the PUC.

(b)
The decrease for the three months ended June 30, 2019 was primarily due to lower transmission enhancement expenses. The increase for the six months ended June 30, 2019 was primarily due to higher energy volumes partially offset by lower transmission enhancement expenses.

(c)
The Transmission Formula Rate revenues include $11 million and $27 million for the three and six months ended June 30, 2019, related to the unfavorable impact of the TCJA which reduced the new revenue requirement that went into effect June 1, 2018.

(d)
Represents the estimated income tax savings owed to or already returned to distribution customers related to the reduced U.S. federal corporate income taxes as a result of the TCJA. The TCJA customer refund for the period January through June 2018 was recorded as a regulatory liability during the second quarter of 2018 and the negative surcharge rate for distribution customers went into effect July 1, 2018, based on the PUC Order.

(e)	The higher retail rates were due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.

(f)	The decreases were primarily due to weather.

(g)	The decreases were primarily due to the departure of eight municipal customers effective April 30, 2019.

Fuel

Fuel decreased $21 million for the three months ended June 30, 2019 compared with 2018, primarily due to a $14 million decrease in volumes driven by weather and a $6 million decrease in volumes driven by the departure of eight municipal customers on April 30, 2019 in Kentucky.

Fuel decreased $41 million for the six months ended June 30, 2019 compared with 2018, primarily due to a $25 million decrease in volumes driven by weather, a $6 million decrease in volumes driven by the departure of eight municipal customers on April 30, 2019 and an $11 million decrease in commodity costs in Kentucky.

Energy Purchases

Energy purchases decreased $10 million for the three months ended June 30, 2019 compared with 2018, primarily due to a $6 million decrease in transmission enhancement expenses at PPL Electric and a $4 million decrease in volumes driven by weather at LG&E.

Energy purchases decreased $1 million for the six months ended June 30, 2019 compared with 2018, primarily due to a $12 million decrease in transmission enhancement expenses at PPL Electric and a $5 million decrease in volumes driven by weather at LG&E, partially offset by a $16 million increase in PLR volumes at PPL Electric.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2019 compared with 2018 was due to:

	Three Months	Six Months
Domestic:
PPL Electric storm costs	$(10)	$(1)
PPL Electric contractor-related expenses	4	6
LKE gas distribution maintenance and compliance	2	4
LKE transmission credits	3	7
LKE DSM program costs	(4)	(7)
Other	(18)	4
U.K.:
Foreign currency exchange rates	(7)	(14)
Third-party engineering	(3)	(5)
Other	9	4
Total	$(24)	$(2)

Depreciation

The increase (decrease) in depreciation for the periods ended June 30, 2019 compared with 2018 was due to:

	Three Months	Six Months
Additions to PP&E, net	$18	$36
Foreign currency exchange rates	(4)	(8)
Depreciation rates (a)	13	13
Other	—	1
Total	$27	$42

(a)	Higher depreciation rates were effective May 1, 2019 at LG&E and KU.

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net for the periods ended June 30, 2019 compared with 2018 was due to:

	Three Months	Six Months
Economic foreign currency exchange contracts (Note 15)	$(119)	$(40)
Defined benefit plans - non-service credits (Note 10)	14	26
Other	2	6
Total	$(103)	$(8)

Interest Expense

The increase (decrease) in interest expense for the periods ended June 30, 2019 compared with 2018 was due to:

	Three Months	Six Months
Long-term debt interest expense	$10	$14
Short-term debt interest expense	3	4
Foreign currency exchange rates	(6)	(12)
Other	4	7
Total	$11	$13

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2019 compared with 2018 was due to:

	Three Months	Six Months
Change in pre-tax income	$(29)	$(27)
Deferred tax impact of Kentucky state tax reform (a)	(9)	(9)
Kentucky recycling credit, net of federal income tax expense (b)	(20)	(20)
Other	—	7
Total	$(58)	$(49)

(a)
During the second quarter of 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

(b)
During the second quarter of 2019, LKE recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky, with the benefit recognized during the period in which the assets are placed into service. A valuation allowance of $3 million has been recognized related to this credit due to insufficient Kentucky taxable income projected at LKE.

Segment Earnings

PPL's net income by reportable segments for the periods ended June 30 were as follows:

	Three Months			Six Months
	2019	2018	$ Change	2019	2018	$ Change
U.K. Regulated	$284	$394	$(110)	$548	$591	$(43)
Kentucky Regulated	97	77	20	214	210	4
Pennsylvania Regulated	94	75	19	215	223	(8)
Corporate and Other (a)	(34)	(31)	(3)	(70)	(57)	(13)
Net Income	$441	$515	$(74)	$907	$967	$(60)

(a)
Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results. The decrease for the six months ended June 30, 2019, compared with 2018, was primarily due to higher operation and maintenance expense.

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

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended June 30 were as follows:

	Three Months			Six Months
	2019	2018	$ Change	2019	2018	$ Change
U.K. Regulated	$264	$254	$10	$568	$516	$52
Kentucky Regulated	97	86	11	214	219	(5)
Pennsylvania Regulated	94	75	19	215	223	(8)
Corporate and Other	(33)	(31)	(2)	(67)	(57)	(10)
Earnings from Ongoing Operations	$422	$384	$38	$930	$901	$29

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global, which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from GBP into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs and certain acquisition-related financing costs. The U.K. Regulated segment represents 60% of PPL's Net Income for the six months ended June 30, 2019 and 39% of PPL's assets at June 30, 2019.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2019	2018	$ Change	2019	2018	$ Change
Operating revenues	$541	$584	$(43)	$1,124	$1,199	$(75)
Other operation and maintenance	133	137	(4)	251	269	(18)
Depreciation	64	63	1	126	125	1
Taxes, other than income	32	34	(2)	64	68	(4)
Total operating expenses	229	234	(5)	441	462	(21)
Other Income (Expense) - net	124	229	(105)	169	182	(13)
Interest Expense	96	97	(1)	195	204	(9)
Income Taxes	56	88	(32)	109	124	(15)
Net Income	284	394	(110)	548	591	(43)
Less: Special Items	20	140	(120)	(20)	75	(95)
Earnings from Ongoing Operations	$264	$254	$10	$568	$516	$52

The following after-tax gains (losses), which management considers special items, impacted the U.K. Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2019	2018	2019	2018
Foreign currency economic hedges, net of tax of ($7), ($37), $4, ($20) (a)	Other Income (Expense) - net	$24	$140	$(16)	$75
Other, net of tax of $1, $0, $1, $0 (b)	Other operation and maintenance	(4)	—	(4)	—
Total Special Items		$20	$140	$(20)	$75

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated GBP-denominated earnings.

(b)	Settlement of a contractual dispute.

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

	Three Months	Six Months
U.K.
U.K. Adjusted Gross Margins	$(7)	$4
Other operation and maintenance	(3)	2
Depreciation	(4)	(9)
Other Income (Expense) - net	19	39
Interest expense	(4)	(3)
Income taxes	2	(3)
U.S.
Income taxes	—	1
Other	1	(2)
Foreign currency exchange, after-tax	6	23
Earnings from Ongoing Operations	10	52
Special items, after-tax	(120)	(95)
Net Income	$(110)	$(43)

U.K.

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of U.K. Adjusted Gross Margins.

•	Higher other income (expense) - net for the three and six month periods primarily from higher pension income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain acquisition-related financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 24% of PPL's Net Income for the six months ended June 30, 2019 and 35% of PPL's assets at June 30, 2019.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2019	2018	$ Change	2019	2018	$ Change
Operating revenues	$732	$743	$(11)	$1,577	$1,615	$(38)
Fuel	168	189	(21)	362	403	(41)
Energy purchases	27	33	(6)	106	113	(7)
Other operation and maintenance	208	211	(3)	422	416	6
Depreciation	135	118	17	258	235	23
Taxes, other than income	18	18	—	36	35	1
Total operating expenses	556	569	(13)	1,184	1,202	(18)
Other Income (Expense) - net	—	1	(1)	—	(2)	2
Interest Expense	78	69	9	148	136	12
Income Taxes	1	29	(28)	31	65	(34)
Net Income	97	77	20	214	210	4
Less: Special Items	—	(9)	9	—	(9)	9
Earnings from Ongoing Operations	$97	$86	$11	$214	$219	$(5)

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2019	2018	2019	2018
Kentucky state tax reform (a)	Income Taxes	$—	$(9)	$—	$(9)
Total Special Items		$—	$(9)	$—	$(9)

(a)
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

	Three Months	Six Months
Kentucky Adjusted Gross Margins	$3	$(2)
Other operation and maintenance	3	(9)
Depreciation	(5)	(9)
Taxes, other than income	1	—
Other Income (Expense) - net	(1)	2
Interest Expense	(9)	(12)
Income Taxes	19	25
Earnings from Ongoing Operations	11	(5)
Special items, after-tax	9	9
Net Income	$20	$4

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Kentucky Adjusted Gross Margins.

•
Higher other operation and maintenance expense for the six month period primarily due to a $4 million increase in gas distribution maintenance and compliance and increases in various costs that were not individually significant.

•	Higher depreciation expense for the three month period primarily due to higher depreciation rates effective May 1, 2019.

•
Higher depreciation expense for the six month period primarily due to a $5 million increase related to additional assets placed into service, net of retirements and a $4 million increase related to higher depreciation rates effective May 1, 2019.

•	Higher interest expense for the three and six month periods due to increased borrowings and higher interest rates.

•	Lower income taxes for the three month period primarily due to the recording of a deferred tax benefit related to a Kentucky recycling credit of $17 million.

•
Lower income taxes for the six month period primarily due to the recording of a deferred tax benefit related to a Kentucky recycling credit of $17 million and lower income taxes of $8 million due to lower pre-tax income.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. In addition, certain costs are allocated to the Pennsylvania Regulated segment. The Pennsylvania Regulated segment represents 24% of PPL's Net Income for the six months ended June 30, 2019 and 26% of PPL's assets at June 30, 2019.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2019	2018	$ Change	2019	2018	$ Change
Operating revenues	$521	$517	$4	$1,166	$1,156	$10
Energy purchases	110	115	(5)	281	276	5
Other operation and maintenance	130	159	(29)	280	292	(12)
Depreciation	96	88	8	191	173	18
Taxes, other than income	24	22	2	55	54	1
Total operating expenses	360	384	(24)	807	795	12
Other Income (Expense) - net	6	8	(2)	13	14	(1)
Interest Expense	41	39	2	83	76	7
Income Taxes	32	27	5	74	76	(2)
Net Income	94	75	19	215	223	(8)
Less: Special Items (a)	—	—	—	—	—	—
Earnings from Ongoing Operations	$94	$75	$19	$215	$223	$(8)

(a)	There are no items that management considers special for the periods presented.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Pennsylvania Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Six Months
Pennsylvania Adjusted Gross Margins	$17	$6
Other operation and maintenance	17	5
Depreciation	(4)	(12)
Taxes, other than income	(2)	(1)
Other Income (Expense) - net	(2)	(1)
Interest Expense	(2)	(7)
Income Taxes	(5)	2
Net Income	$19	$(8)

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Pennsylvania Adjusted Gross Margins.

•	Lower other operation and maintenance expense for the three month period primarily due to lower service company costs and lower bad debt expense.

•
Higher depreciation expense for the three and six month periods primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure, net of retirements.

•	Higher interest expense for the six month period primarily due to the June 2018 issuance of $400 million of 4.15% First Mortgage Bonds.

•	Higher income taxes for the three month period primarily due to higher pre-tax income.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended June 30.

	2019 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$284	$97	$94	$(34)	$441
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of ($7)	24	—	—	—	24
Talen litigation costs, net of tax of $1 (a)	—	—	—	(1)	(1)
Other, net of tax of $1	(4)	—	—	—	(4)
Total Special Items	20	—	—	(1)	19
Earnings from Ongoing Operations	$264	$97	$94	$(33)	$422

	2018 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$394	$77	$75	$(31)	$515
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of ($37)	140	—	—	—	140
Kentucky state tax reform	—	(9)	—	—	(9)
Total Special Items	140	(9)	—	—	131
Earnings from Ongoing Operations	$254	$86	$75	$(31)	$384

	2019 Six Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$548	$214	$215	$(70)	$907
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $4	(16)	—	—	—	(16)
Talen litigation costs, net of tax of $1 (a)	—	—	—	(3)	(3)
Other, net of tax of $1	(4)	—	—	—	(4)
Total Special Items	(20)	—	—	(3)	(23)
Earnings from Ongoing Operations	$568	$214	$215	$(67)	$930

	2018 Six Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$591	$210	$223	$(57)	$967
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of ($20)	75	—	—	—	75
Kentucky state tax reform	—	(9)	—	—	(9)
Total Special Items	75	(9)	—	—	66
Earnings from Ongoing Operations	$516	$219	$223	$(57)	$901

(a)	PPL incurred legal expenses related to litigation with its former affiliate, Talen Montana, and related cases. See Note 11 to the Financial Statements for additional information.

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

	Three Months			Six Months
	2019	2018	$ Change	2019	2018	$ Change
U.K. Regulated
U.K. Adjusted Gross Margins	$500	$538	$(38)	$1,046	$1,111	$(65)
Impact of changes in foreign currency exchange rates			(31)			(69)
U.K. Adjusted Gross Margins excluding impact of foreign currency exchange rates			$(7)			$4

Kentucky Regulated
Kentucky Adjusted Gross Margins
LG&E	$220	$216	$4	$458	$457	$1
KU	264	265	(1)	556	559	(3)
Total Kentucky Adjusted Gross Margins	$484	$481	$3	$1,014	$1,016	$(2)

Pennsylvania Regulated
Pennsylvania Adjusted Gross Margins
Distribution	$204	$192	$12	$464	$470	$(6)
Transmission	142	137	5	285	273	12
Total Pennsylvania Adjusted Gross Margins	$346	$329	$17	$749	$743	$6

U.K. Adjusted Gross Margins

U.K. Adjusted Gross Margins, excluding the impact of changes in foreign currency exchange rates, decreased for the three months ended June 30, 2019 compared with 2018, primarily due to $29 million of lower volumes, partially offset by $26 million from the April 1, 2019 price increase.

U.K. Adjusted Gross Margins, excluding the impact of changes in foreign currency exchange rates, increased for the six months ended June 30, 2019 compared with 2018, primarily due to $51 million from the April 1, 2018 and 2019 price increases, partially offset by $43 million of lower volumes.

Kentucky Adjusted Gross Margins

Kentucky Adjusted Gross Margins increased for the three months ended June 30, 2019 compared with 2018, primarily due to higher retail rates approved by the KPSC of $35 million ($14 million at LG&E and $21 million at KU), inclusive of the termination of the TCJA bill credit mechanism. This was partially offset by $26 million of decreased sales volumes primarily due to weather ($12 million at LG&E and $14 million at KU) and $8 million of decreased demand revenues at KU primarily due to the departure of eight municipal customers on April 30, 2019.

Kentucky Adjusted Gross Margins decreased for the six months ended June 30, 2019 compared with 2018, primarily due to $36 million of decreased sales volumes primarily due to weather ($16 million at LG&E and $20 million at KU) and $7 million of decreased demand revenues at KU primarily due to the departure of eight municipal customers on April 30, 2019. This was partially offset by higher retail rates approved by the KPSC of $35 million ($14 million at LG&E and $21 million at KU), inclusive of the termination of the TCJA bill credit mechanism.

Pennsylvania Adjusted Gross Margins

Distribution

Distribution Adjusted Gross Margins increased for the three months ended June 30, 2019 compared with 2018, primarily due to $17 million from the timing of recording the regulatory liability related to the TCJA in 2018 as a result of the PUC Rate Order in May 2018. The increase was partially offset by $6 million of lower electricity sales volumes primarily due to weather.

Distribution Adjusted Gross Margins decreased for the six months ended June 30, 2019 compared with 2018, primarily due to a $6 million increased customer refund related to the reduced U.S. federal corporate income taxes as a result of the TCJA.

Transmission

Transmission Adjusted Gross Margins increased for the three months ended June 30, 2019, compared with 2018, primarily due to an increase of $17 million from returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability, partially offset by $11 million from the impact of the reduced U.S. federal corporate income taxes as a result of the TCJA, which affected transmission revenues in the second quarter of 2019.

Transmission Adjusted Gross Margins increased for the six months ended June 30, 2019, compared with 2018, primarily due to an increase of $43 million from returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability, partially offset by $27 million from the impact of the reduced U.S. federal corporate income taxes as a result of the TCJA in the first five months of 2019.

Reconciliation of Adjusted Gross Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended June 30.

	2019 Three Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$531	(c)	$732	$521	$19	$1,803
Operating Expenses
Fuel	—		168	—	—	168
Energy purchases	—		27	110	1	138
Other operation and maintenance	31		23	31	397	482
Depreciation	—		29	12	259	300
Taxes, other than income	—		1	22	52	75
Total Operating Expenses	31		248	175	709	1,163
Total	$500		$484	$346	$(690)	$640

	2018 Three Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$574	(c)	$743	$517	$14	$1,848
Operating Expenses
Fuel	—		189	—	—	189
Energy purchases	—		33	115	—	148
Other operation and maintenance	36		23	43	404	506
Depreciation	—		17	8	248	273
Taxes, other than income	—		—	22	52	74
Total Operating Expenses	36		262	188	704	1,190
Total	$538		$481	$329	$(690)	$658

	2019 Six Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,105	(c)	$1,577	$1,166	$34	$3,882
Operating Expenses
Fuel	—		362	—	—	362
Energy purchases	—		106	281	1	388
Other operation and maintenance	59		45	62	806	972
Depreciation	—		48	22	514	584
Taxes, other than income	—		2	52	101	155
Total Operating Expenses	59		563	417	1,422	2,461
Total	$1,046		$1,014	$749	$(1,388)	$1,421

	2018 Six Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,179	(c)	$1,615	$1,156	$24	$3,974
Operating Expenses
Fuel	—		403	—	—	403
Energy purchases	—		113	276	—	389
Other operation and maintenance	68		48	69	789	974
Depreciation	—		34	16	492	542
Taxes, other than income	—		1	52	104	157
Total Operating Expenses	68		599	413	1,385	2,465
Total	$1,111		$1,016	$743	$(1,361)	$1,509

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

(c)	Excludes ancillary revenues of $10 million and $19 million for the three and six months ended June 30, 2019 and $10 million and $20 million for the three and six months ended June 30, 2018.

PPL Electric: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2019	2018	$ Change	2019	2018	$ Change
Operating Revenues	$521	$517	$4	$1,166	$1,156	$10
Operating Expenses
Operation
Energy purchases	110	115	(5)	281	276	5
Other operation and maintenance	130	159	(29)	280	292	(12)
Depreciation	96	88	8	191	173	18
Taxes, other than income	24	22	2	55	54	1
Total Operating Expenses	360	384	(24)	807	795	12
Other Income (Expense) - net	6	7	(1)	11	13	(2)
Interest Income from Affiliate	—	1	(1)	2	1	1
Interest Expense	41	39	2	83	76	7
Income Taxes	32	27	5	74	76	(2)
Net Income	$94	$75	$19	$215	$223	$(8)

Operating Revenues

The increase (decrease) in operating revenues for the periods ended June 30, 2019 compared with 2018 was due to:

	Three Months	Six Months
Distribution price (a)	$(7)	$2
Distribution volume	(6)	(4)
PLR (b)	(5)	5
Transmission Formula Rate (c)	5	12
TCJA refund (d)	17	(7)
Other	—	2
Total	$4	$10

(a)	Distribution price variances were primarily due to reconcilable cost recovery mechanisms approved by the PUC.

(b)
The decrease for three months ended June 30, 2019 was primarily due to lower transmission enhancement expenses. The increase for six months ended June 30, 2019 was primarily due to higher energy volumes partially offset by lower transmission enhancement expenses.

(c)
The Transmission Formula Rate revenues include $11 million and $27 million for the three and six months ended June 30, 2019 related to the unfavorable impact of the TCJA which reduced the new revenue requirement that went into effect June 1, 2018.

(d)
Represents the estimated income tax savings owed to or already returned to distribution customers related to the reduced U.S. federal corporate income taxes as a result of the TCJA. The TCJA customer refund for the period January through June 2018 was recorded as a regulatory liability during the second quarter of 2018 and the negative surcharge rate for distribution customers went into effect July 1, 2018, based on the PUC Order.

Energy Purchases

Energy purchases decreased $5 million for the three months ended June 30, 2019 compared with 2018, primarily due to lower transmission enhancement expenses of $6 million.

Energy purchases increased $5 million for the six months ended June 30, 2019 compared with 2018, primarily due to higher PLR volumes of $16 million, partially offset by lower transmission enhancement expenses of $12 million.

Other Operation and Maintenance

The decrease in other operation and maintenance for the periods ended June 30, 2019 compared with 2018 was due to:

	Three Months	Six Months
Storm costs	$(10)	$(1)
Service company costs	(6)	(4)
Bad debts	(3)	(3)
Inventory reserve	(3)	—
Act 129	(2)	(1)
Act 129 Smart Meter Program	(1)	(3)
Contractor-related expenses	4	6
Other	(8)	(6)
Total	$(29)	$(12)

Depreciation

Depreciation increased $8 million and $18 million for the three and six months ended June 30, 2019 compared with 2018, primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter program, net of retirements.

Interest Expense

Interest expense increased $2 million and $7 million for the three and six months ended June 30, 2019 compared with 2018, primarily due to the June 2018 issuance of $400 million of 4.15% First Mortgage Bonds due 2048.

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2019 compared with 2018 was due to:

	Three Months	Six Months
Change in pre-tax income	$6	$(3)
Other	(1)	1
Total	$5	$(2)

Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income	$94	$75	$215	$223
Special Item, gain (loss), after-tax (a)	—	—	—	—

(a)	There are no items that management considers special for the periods presented.

Earnings increased for the three month period in 2019 compared with 2018, driven primarily by timing impacts related to U.S. tax reform, returns on additional capital investments in transmission and lower other operation and maintenance expense, partially offset by lower sales volumes and higher depreciation expense.

Earnings decreased for the six month period in 2019 compared with 2018, driven primarily by year-over-year differences in the impact of reduced income taxes in rates due to U.S. tax reform, higher depreciation expense and higher interest expense, partially offset by returns on additional capital investments in transmission.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Pennsylvania Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Six Months
Pennsylvania Adjusted Gross Margins	$17	$6
Other operation and maintenance	17	5
Depreciation	(4)	(12)
Taxes, other than income	(2)	(1)
Other Income (Expense) - net	(2)	(1)
Interest Expense	(2)	(7)
Income Taxes	(5)	2
Net Income	$19	$(8)

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

	2019 Three Months			2018 Three Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$521	$—	$521	$517	$—	$517
Operating Expenses
Energy purchases	110	—	110	115	—	115
Other operation and maintenance	31	99	130	43	116	159
Depreciation	12	84	96	8	80	88
Taxes, other than income	22	2	24	22	—	22
Total Operating Expenses	175	185	360	188	196	384
Total	$346	$(185)	$161	$329	$(196)	$133

	2019 Six Months			2018 Six Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,166	$—	$1,166	$1,156	$—	$1,156
Operating Expenses
Energy purchases	281	—	281	276	—	276
Other operation and maintenance	62	218	280	69	223	292
Depreciation	22	169	191	16	157	173
Taxes, other than income	52	3	55	52	2	54
Total Operating Expenses	417	390	807	413	382	795
Total	$749	$(390)	$359	$743	$(382)	$361

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

LKE: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2019	2018	$ Change	2019	2018	$ Change
Operating Revenues	$732	$743	$(11)	$1,577	$1,615	$(38)
Operating Expenses
Operation
Fuel	168	189	(21)	362	403	(41)
Energy purchases	27	33	(6)	106	113	(7)
Other operation and maintenance	208	211	(3)	422	416	6
Depreciation	135	118	17	258	235	23
Taxes, other than income	18	18	—	36	35	1
Total Operating Expenses	556	569	(13)	1,184	1,202	(18)
Other Income (Expense) - net	—	1	(1)	—	(2)	2
Interest Expense	58	52	6	112	102	10
Interest Expense with Affiliate	9	6	3	16	11	5
Income Taxes	3	31	(28)	35	70	(35)
Net Income	$106	$86	$20	$230	$228	$2

Operating Revenues

The increase (decrease) in operating revenues for the periods ended June 30, 2019 compared with 2018 was due to:

	Three Months	Six Months
Higher retail rates (a)	$35	$35
ECR	15	19
Fuel and other energy prices	1	(9)
Volumes (b)	(52)	(82)
Demand revenue (c)	(9)	(8)
Other	(1)	7
Total	$(11)	$(38)

(a)	The higher retail rates were due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.

(b)	The decreases were primarily due to weather.

(c)	The decreases were primarily due to the departure of eight municipal customers effective April 30, 2019.

Fuel

Fuel decreased $21 million for the three months ended June 30, 2019 compared with 2018, primarily due to a $14 million decrease in volumes driven by weather and a $6 million decrease in volumes driven by the departure of eight municipal customers on April 30, 2019.

Fuel decreased $41 million for the six months ended June 30, 2019 compared with 2018, primarily due to a $25 million decrease in volume driven by weather, a $6 million decrease in volumes driven by the departure of eight municipal customers on April 30, 2019 and an $11 million decrease in commodity costs.

Energy Purchases

Energy purchases decreased $6 million for the three months ended June 30, 2019 compared with 2018, primarily due to a decrease in volumes driven by weather.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2019 compared with 2018 was due to:

	Three Months	Six Months
Gas distribution maintenance and compliance	$2	$4
Transmission credits	3	7
Vegetation management	(1)	1
Administrative and general	(2)	—
Plant operations and maintenance	(2)	(2)
DSM program costs	(4)	(7)
Other	1	3
Total	$(3)	$6

Depreciation

Depreciation increased $17 million for the three months ended June 30, 2019 compared with 2018, primarily due to a $13 million increase related to higher depreciation rates effective May 1, 2019, and a $3 million increase related to additional assets placed into service, net of retirements.

Depreciation increased $23 million for the six months ended June 30, 2019 compared with 2018, primarily due to a $13 million increase related to higher depreciation rates effective May 1, 2019 and an $8 million increase related to additional assets placed into service, net of retirements.

Interest Expense

Interest expense increased $6 million for the three months ended June 30, 2019 compared with 2018, primarily due to increased borrowings and higher interest rates.

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2019 compared with 2018 was due to:

	Three Months	Six Months
Change in pre-tax income	$(2)	$(8)
Deferred tax impact of Kentucky state tax reform (a)	(9)	(9)
Kentucky recycling credit, net of federal income tax expense (b)	(20)	(20)
Valuation allowance adjustments (b)	3	3
Other	—	(1)
Total	$(28)	$(35)

(a)
During the second quarter of 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

(b)
During the second quarter of 2019, LKE recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky, with the benefit recognized during the period in which the assets are placed into service. A portion of this amount has been reserved due to insufficient Kentucky taxable income projected at LKE.

Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income	$106	$86	$230	$228
Special items, gains (losses), after-tax	—	(9)	—	(9)

Excluding special items, earnings increased for the three month period in 2019 compared with 2018, primarily due to higher retail rates approved by the KPSC, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019 and lower income taxes, partially offset by lower sales volumes driven primarily by weather, higher depreciation expense and higher interest expense.

Excluding special items, earnings decreased for the six month period in 2019 compared with 2018, primarily due to lower sales volumes driven primarily by weather, higher other operation and maintenance expense, higher depreciation expense and higher interest expense, partially offset by higher retail rates approved by the KPSC, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019 and lower income taxes.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Adjusted Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line items.

	Three Months	Six Months
Adjusted Gross Margins	$3	$(2)
Other operation and maintenance	3	(9)
Depreciation	(5)	(9)
Taxes, other than income	1	—
Other Income (Expense) - net	(1)	2
Interest Expense	(9)	(15)
Income Taxes	19	26
Special items, gains (losses), after-tax (a)	9	9
Net Income	$20	$2

(a)	See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of the special item.

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

	2019 Three Months			2018 Three Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$732	$—	$732	$743	$—	$743
Operating Expenses
Fuel	168	—	168	189	—	189
Energy purchases	27	—	27	33	—	33
Other operation and maintenance	23	185	208	23	188	211
Depreciation	29	106	135	17	101	118
Taxes, other than income	1	17	18	—	18	18
Total Operating Expenses	248	308	556	262	307	569
Total	$484	$(308)	$176	$481	$(307)	$174

	2019 Six Months			2018 Six Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,577	$—	$1,577	$1,615	$—	$1,615
Operating Expenses
Fuel	362	—	362	403	—	403
Energy purchases	106	—	106	113	—	113
Other operation and maintenance	45	377	422	48	368	416
Depreciation	48	210	258	34	201	235
Taxes, other than income	2	34	36	1	34	35
Total Operating Expenses	563	621	1,184	599	603	1,202
Total	$1,014	$(621)	$393	$1,016	$(603)	$413

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

LG&E: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2019	2018	$ Change	2019	2018	$ Change
Operating Revenues
Retail and wholesale	$328	$331	$(3)	$725	$738	$(13)
Electric revenue from affiliate	6	4	2	19	16	3
Total Operating Revenues	334	335	(1)	744	754	(10)
Operating Expenses
Operation
Fuel	69	72	(3)	147	151	(4)
Energy purchases	22	28	(6)	96	104	(8)
Energy purchases from affiliate	2	2	—	4	8	(4)
Other operation and maintenance	96	93	3	190	182	8
Depreciation	56	49	7	107	97	10
Taxes, other than income	10	9	1	19	18	1
Total Operating Expenses	255	253	2	563	560	3
Other Income (Expense) - net	(1)	(1)	—	(1)	(2)	1
Interest Expense	22	19	3	43	37	6
Income Taxes	12	12	—	29	33	(4)
Net Income	$44	$50	$(6)	$108	$122	$(14)

Operating Revenues

The increase (decrease) in operating revenues for the periods ended June 30, 2019 compared with 2018 was due to:

	Three Months	Six Months
Higher retail rates (a)	$14	$14
ECR	7	9
Fuel and other energy prices	2	1
Volumes (b)	(21)	(36)
Demand revenue	(1)	(1)
Other	(2)	3
Total	$(1)	$(10)

(a)	The higher retail rates were due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.

(b)	The decreases were primarily due to weather.

Fuel

Fuel decreased $3 million for the three months ended June 30, 2019 compared with 2018, primarily due to a decrease in volumes driven by weather.

Energy Purchases

Energy purchases decreased $6 million and $8 million for the three and six months ended June 30, 2019 compared with 2018, primarily due to a decrease in volumes driven by weather.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2019 compared with 2018 was due to:

	Three Months	Six Months
Gas distribution maintenance and compliance	$2	$4
Transmission credits	1	2
Vegetation management	1	2
Plant operations and maintenance	1	2
DSM program costs	(2)	(4)
Other	—	2
Total	$3	$8

Depreciation

Depreciation increased $7 million for the three months ended June 30, 2019 compared with 2018, primarily due to higher depreciation rates effective May 1, 2019.

Depreciation increased $10 million for the six months ended June 30, 2019 compared with 2018, primarily due to a $6 million increase related to higher depreciation rates effective May 1, 2019 and a $4 million increase related to additional assets placed into service, net of retirements.

Interest Expense

Interest expense increased $3 million and $6 million for the three and six months ended June 30, 2019 compared with 2018, primarily due to increased borrowings and higher interest rates.

Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income	$44	$50	$108	$122
Special items, gains (losses), after-tax (a)	—	—	—	—

(a)	There are no items management considers special for the periods presented.

Earnings decreased for the three and six month periods in 2019 compared with 2018, primarily due to lower sales volumes driven by weather, higher other operation and maintenance expense, higher depreciation expense and higher interest expense, partially offset by higher retail rates approved by the KPSC, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Six Months
Adjusted Gross Margins	$4	$1
Other operation and maintenance	(5)	(10)
Depreciation	(1)	(4)
Taxes, other than income	(1)	—
Other Income (Expense) - net	—	1
Interest Expense	(3)	(6)
Income Taxes	—	4
Net Income	$(6)	$(14)

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

	2019 Three Months			2018 Three Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$334	$—	$334	$335	$—	$335
Operating Expenses
Fuel	69	—	69	72	—	72
Energy purchases, including affiliate	24	—	24	30	—	30
Other operation and maintenance	8	88	96	10	83	93
Depreciation	13	43	56	7	42	49
Taxes, other than income	—	10	10	—	9	9
Total Operating Expenses	114	141	255	119	134	253
Total	$220	$(141)	$79	$216	$(134)	$82

	2019 Six Months			2018 Six Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$744	$—	$744	$754	$—	$754
Operating Expenses
Fuel	147	—	147	151	—	151
Energy purchases, including affiliate	100	—	100	112	—	112
Other operation and maintenance	17	173	190	19	163	182
Depreciation	21	86	107	15	82	97
Taxes, other than income	1	18	19	—	18	18
Total Operating Expenses	286	277	563	297	263	560
Total	$458	$(277)	$181	$457	$(263)	$194

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

KU: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2019	2018	$ Change	2019	2018	$ Change
Operating Revenues
Retail and wholesale	$404	$412	$(8)	$852	$877	$(25)
Electric revenue from affiliate	2	2	—	4	8	(4)
Total Operating Revenues	406	414	(8)	856	885	(29)
Operating Expenses
Operation
Fuel	99	117	(18)	215	252	(37)
Energy purchases	5	5	—	10	9	1
Energy purchases from affiliate	6	4	2	19	16	3
Other operation and maintenance	105	112	(7)	213	217	(4)
Depreciation	78	70	8	150	138	12
Taxes, other than income	8	9	(1)	17	17	—
Total Operating Expenses	301	317	(16)	624	649	(25)
Other Income (Expense) - net	(2)	3	(5)	—	—	—
Interest Expense	28	25	3	54	50	4
Income Taxes	14	14	—	36	38	(2)
Net Income	$61	$61	$—	$142	$148	$(6)

Operating Revenues

The increase (decrease) in operating revenues for the periods ended June 30, 2019 compared with 2018 was due to:

	Three Months	Six Months
Higher retail rates (a)	$21	$21
ECR	8	10
Volumes (b)	(29)	(45)
Demand revenue (c)	(8)	(7)
Fuel and other energy prices	(2)	(12)
Other	2	4
Total	$(8)	$(29)

(a)	The higher retail rates were due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.

(b)	The decreases were primarily due to weather.

(c)	The decreases were primarily due to the departure of eight municipal customers effective April 30, 2019.

Fuel

Fuel decreased $18 million for the three months ended June 30, 2019 compared with 2018, primarily due to an $11 million decrease in volumes driven by weather and a $6 million decrease in volumes driven by the departure of eight municipal customers on April 30, 2019.

Fuel decreased $37 million for the six months ended June 30, 2019 compared with 2018, primarily due to a $23 million decrease in volumes driven by weather, a $6 million decrease in volumes driven by the departure of eight municipal customers on April 30, 2019 and a $9 million decrease in commodity costs.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2019 compared with 2018 was due to:

	Three Months	Six Months
Transmission credits	$2	$5
Plant operations and maintenance	(3)	(4)
Vegetation management	(2)	(1)
DSM program costs	(2)	(3)
Other	(2)	(1)
Total	$(7)	$(4)

Depreciation

Depreciation increased $8 million for the three months ended June 30, 2019 compared with 2018, primarily due to higher depreciation rates effective May 1, 2019.

Depreciation increased $12 million for the six months ended June 30, 2019 compared with 2018, primarily due to a $7 million increase related to higher depreciation rates effective May 1, 2019 and a $4 million increase related to additional assets placed into service, net of retirements.

Interest Expense

Interest expense increased $3 million for the three months ended June 30, 2019 compared with 2018, primarily due to increased borrowings and higher interest rates.

Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income	$61	$61	$142	$148
Special items, gains (losses), after-tax (a)	—	—	—	—

(a)	There are no items management considers special for the periods presented.

Earnings decreased for the six month period in 2019 compared with 2018, primarily due to lower sales volumes driven primarily by weather, higher depreciation expense and higher interest expense, partially offset by higher retail rates approved by the KPSC, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019, and lower other operation and maintenance expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Six Months
Adjusted Gross Margins	$(1)	$(3)
Other operation and maintenance	9	3
Depreciation	(2)	(4)
Taxes, other than income	2	—
Other Income (Expense) - net	(5)	—
Interest Expense	(3)	(4)
Income Taxes	—	2
Net Income	$—	$(6)

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

	2019 Three Months			2018 Three Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$406	$—	$406	$414	$—	$414
Operating Expenses
Fuel	99	—	99	117	—	117
Energy purchases, including affiliate	11	—	11	9	—	9
Other operation and maintenance	15	90	105	13	99	112
Depreciation	16	62	78	10	60	70
Taxes, other than income	1	7	8	—	9	9
Total Operating Expenses	142	159	301	149	168	317
Total	$264	$(159)	$105	$265	$(168)	$97

	2019 Six Months			2018 Six Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$856	$—	$856	$885	$—	$885
Operating Expenses
Fuel	215	—	215	252	—	252
Energy purchases, including affiliate	29	—	29	25	—	25
Other operation and maintenance	28	185	213	29	188	217
Depreciation	27	123	150	19	119	138
Taxes, other than income	1	16	17	1	16	17
Total Operating Expenses	300	324	624	326	323	649
Total	$556	$(324)	$232	$559	$(323)	$236

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL (a)	PPL Electric	LKE	LG&E	KU
June 30, 2019
Cash and cash equivalents	$406	$20	$32	$9	$23
Short-term debt	1,636	185	96	96	—
Long-term debt due within one year	136	—	136	40	96
Notes payable with affiliates		—	203	—	—

December 31, 2018
Cash and cash equivalents	$621	$267	$24	$10	$14
Short-term debt	1,430	—	514	279	235
Long-term debt due within one year	530	—	530	434	96
Notes payable with affiliates		—	113	—	—

(a)
At June 30, 2019, $21 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate an incremental U.S. tax cost. See Note 6 to the Financial Statements in PPL's 2018 Form 10-K for additional information on undistributed earnings of WPD.

Net cash provided by (used in) operating, investing and financing activities for the six month periods ended June 30, and the changes between periods, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2019
Operating activities	$1,070	$314	$445	$258	$270
Investing activities	(1,479)	(530)	(530)	(224)	(305)
Financing activities	198	(31)	93	(35)	44
2018
Operating activities	$1,325	$364	$440	$255	$274
Investing activities	(1,649)	(521)	(564)	(296)	(266)
Financing activities	695	597	133	45	(3)
Change - Cash Provided (Used)
Operating activities	$(255)	$(50)	$5	$3	$(4)
Investing activities	170	(9)	34	72	(39)
Financing activities	(497)	(628)	(40)	(80)	47

Operating Activities

The components of the change in cash provided by (used in) operating activities for the six months ended June 30, 2019 compared with 2018 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Net income	$(60)	$(8)	$2	$(14)	$(6)
Non-cash components	106	1	44	23	34
Working capital	(226)	(49)	(126)	(67)	(72)
Defined benefit plan funding	(1)	7	94	53	50
Other operating activities	(74)	(1)	(9)	8	(10)
Total	$(255)	$(50)	$5	$3	$(4)

(PPL)

PPL's cash provided by operating activities in 2019 decreased $255 million compared with 2018.

•
Net income decreased $60 million between the periods and included an increase in non-cash charges of $106 million. The increase in non-cash charges was primarily due to an increase in unrealized losses on hedging activities and an increase in depreciation expense (primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure, net of retirements) partially offset by an increase in the U.K. net periodic defined benefit credits (primarily due to lower levels of unrecognized losses being amortized) and a decrease in deferred income taxes (primarily due to book versus tax plant timing differences).

•
The $226 million decrease in cash from changes in working capital was primarily due to an increase in net regulatory assets and liabilities (primarily due to the impact of the TCJA and timing of rate recovery mechanisms), a decrease in other current liabilities (primarily due to timing of payments), an increase in accounts receivable (primarily due to timing of receipts), an increase in unbilled revenues (primarily due to weather and higher rates), and an increase in prepayments (primarily due to timing of payments).

•
The $74 million decrease in cash provided by other operating activities was primarily due to the $65 million transfer of excess benefits funds, in 2018, related to the favorable private letter ruling received by PPL from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay for medical claims of active bargaining unit employees.

(PPL Electric)

PPL Electric's cash provided by operating activities in 2019 decreased $50 million compared with 2018.

•
Net income decreased $8 million between the periods and included an increase in non-cash components of $1 million. The increase in non-cash components was due to an $18 million increase in depreciation expense (primarily due to additional assets placed into service, related to the ongoing efforts to ensure reliability of the delivery system and the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter program) partially offset by a $17 million decrease in deferred income taxes (due to book versus tax plant timing differences and Federal net operating losses, partially offset by a book to tax timing difference related to the TCJA regulatory liability).

•
The $49 million decrease in cash from changes in working capital was primarily due to an increase in accounts receivable (primarily due to timing of receipts), an increase in prepayments (primarily due to an increase in the 2019 gross receipts tax prepayment compared to 2018 and a 2018 state income tax overpayment to be applied to the 2019 state income tax liability), and an increase in net regulatory assets and liabilities (due to timing of rate recovery mechanisms), partially offset by an increase in accounts payable (primarily due to timing of payments).

•	Defined benefit plan funding was $7 million lower in 2019.

•
The $1 million decrease in cash provided by other operating activities was primarily due to a decrease in non-current regulatory liabilities (primarily due to a $37 million TCJA liability in 2018), partially offset by a decrease in non-current regulatory assets (due to timing of rate recovery mechanisms, amortization of storm costs incurred in the prior year and $21 million of storm costs incurred in 2018).

(LKE)

LKE's cash provided by operating activities in 2019 increased $5 million compared with 2018.

•
Net income increased $2 million between the periods and included an increase in non-cash charges of $44 million. The increase in non-cash charges was primarily driven by an increase in depreciation expense (primarily due to higher depreciation rates and additional assets placed into service, net of retirements) and deferred income tax expense (primarily due to book versus tax plant timing differences, partially offset by a deferred tax benefit related to a Kentucky recycling credit).

•
The decrease in cash from changes in working capital was primarily driven by an increase in net regulatory assets and liabilities (primarily due to the impact of the TCJA and timing of rate recovery mechanisms), an increase in unbilled revenues (primarily due to weather and higher retail rates effective May 1, 2019) and a decrease in accounts payable (primarily due to timing of payments), partially offset by an increase in other current liabilities (primarily due to timing of payments).

•	Defined benefit plan funding was $94 million lower in 2019.

•	The decrease in cash from LKE's other operating activities was primarily driven by an increase in ARO expenditures.

(LG&E)

LG&E's cash provided by operating activities in 2019 increased $3 million compared with 2018.

•
Net income decreased $14 million between the periods and included an increase in non-cash charges of $23 million. The increase in non-cash charges was primarily driven by an increase in depreciation expense (primarily due to higher depreciation rates and additional assets placed into service, net of retirements) and deferred income tax expense (primarily due to book versus tax plant timing differences).

•
The decrease in cash from changes in working capital was primarily driven by an increase in net regulatory assets and liabilities (primarily due to the impact of the TCJA and the timing of rate recovery mechanisms) and an increase in unbilled revenues (primarily due to weather and higher retail rates effective May 1, 2019).

•	Defined benefit plan funding was $53 million lower in 2019.

(KU)

KU's cash provided by operating activities in 2019 decreased $4 million compared with 2018.

•
Net income decreased $6 million between the periods and included an increase in non-cash charges of $34 million. The increase in non-cash charges was primarily driven by an increase in deferred income tax expense (primarily due to book versus tax plant timing differences) and depreciation expense (primarily due to higher depreciation rates and additional assets placed into service, net of retirements).

•
The decrease in cash from changes in working capital was primarily driven by an increase in net regulatory assets and liabilities (primarily due to the impact of the TCJA and the timing of rate recovery mechanisms), an increase in unbilled revenues (primarily due to weather and higher retail rates effective May 1, 2019), and a decrease in accounts payable (primarily due to timing of payments), partially offset by an increase in other current liabilities (primarily due to timing of payments) and a decrease in accounts receivable (primarily due to weather).

•	Defined benefit plan funding was $50 million lower in 2019.

•	The decrease in cash from KU's other operating activities was primarily driven by an increase in ARO expenditures.

Investing Activities

(All Registrants)

Expenditures for Property, Plant and Equipment

Investment in PP&E is the primary investing activity of the Registrants. The change in cash used in expenditures for PP&E for the six months ended June 30, 2019 compared with 2018 was as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Decrease (Increase)	$53	$(15)	$34	$72	$(39)

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

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the six months ended June 30, 2019 compared with 2018 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$235	$(398)	$405	$99	$306
Debt issuance/retirement with affiliate, net	—	—	(250)	—	—
Stock issuances/redemptions, net	(112)	—	—	—	—
Dividends	(36)	7	—	10	45
Capital contributions/distributions, net	—	(425)	87	(18)	23
Change in short-term debt, net	(582)	185	(490)	(167)	(323)
Notes payable with affiliate	—	—	216	—	—
Other financing activities	(2)	3	(8)	(4)	(4)
Total	$(497)	$(628)	$(40)	$(80)	$47

See Note 8 to the Financial Statements in this Form 10-Q for information on 2019 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 8 to the Financial Statements in the Registrants' 2018 Form 10-K for information on 2018 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At June 30, 2019, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,550	$—	$1,029	$521
PPL Electric Credit Facility	650	—	186	464

LG&E Credit Facilities	500	—	96	404
KU Credit Facilities	598	—	198	400
Total LKE	1,098	—	294	804
Total U.S. Credit Facilities (a)	$3,298	$—	$1,509	$1,789
Total U.K. Credit Facilities (b)	£1,055	£272	£—	£783

(a)
The commitments under the U.S. credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 10%, PPL Electric - 6%, LKE - 22%, LG&E - 7% and KU - 37%.

(b)
The amounts borrowed at June 30, 2019 were a USD-denominated borrowing of $200 million and GBP-denominated borrowings of £114 which equated to $143 million. At June 30, 2019, the USD equivalent of unused capacity under the U.K. committed credit facilities was $989 million.

The commitments under the U.K. credit facilities are provided by a diverse bank group, with no one bank providing more than 13% of the total committed capacity.

See Note 8 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed Capacity	Borrowed	Non-affiliate Used Capacity	Unused Capacity
LKE Credit Facility	$375	$203	$—	$172
LG&E Money Pool (a)	500	—	96	404
KU Money Pool (a)	500	—	—	500

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

Commercial Paper (All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facility. The following commercial paper programs were in place at June 30, 2019:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,500	$1,014	$486
PPL Electric	650	185	465

LG&E	350	96	254
KU	350	—	350
Total LKE	700	96	604
Total PPL	$2,850	$1,295	$1,555

Long-term Debt (All Registrants)

See Note 8 to the Financial Statements for information regarding the Registrants’ long-term debt activities.

(PPL)

Equity Securities Activities

ATM

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program; including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the three and six months ended June 30, 2019.

Common Stock Dividends

In May 2019, PPL declared a quarterly common stock dividend, payable July 1, 2019, of 41.25 cents per share (equivalent to $1.65 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

In May 2019, Moody's assigned a rating of A1, and in June 2019, S&P assigned a rating of A to LG&E's $31 million 1.65% Series A Environmental Facilities Revenue Refunding Bonds due 2033. The bonds were remarketed June 1, 2019.

In May 2019, Moody's assigned a rating of A1, and in June 2019, S&P assigned a rating of A to LG&E's $35 million 1.65% Series B Environmental Facilities Revenue Refunding Bonds due 2033. The bonds were remarketed June 1, 2019.

(PPL, LKE and KU)

In March 2019, Moody’s assigned a rating of A1 and S&P confirmed its rating of A to KU’s $300 million 4.375% First Mortgage Bonds due 2045. The bonds were issued April 1, 2019.

Ratings Triggers

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 15 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at June 30, 2019.

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

The following interest rate hedges were outstanding at June 30, 2019.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL
Cash flow hedges
Interest rate swaps (c)	$316	$(8)	$(4)	2031
Cross-currency swaps (c)	702	163	(18)	2028
Economic hedges
Interest rate swaps (d)	147	(24)	(1)	2033
LKE
Economic hedges
Interest rate swaps (d)	147	(24)	(1)	2033
LG&E
Economic hedges
Interest rate swaps (d)	147	(24)	(1)	2033

(a)	Includes accrued interest, if applicable.

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at June 30, 2019 was insignificant for

PPL, PPL Electric, LKE, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at June 30, 2019 is shown below.

10% Adverse Movement in Rates
PPL	$672
PPL Electric	180
LKE	205
LG&E	87
KU	106

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

The following foreign currency hedges were outstanding at June 30, 2019.

	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)	Maturities Ranging Through
Economic hedges (b)	£1,154	$180	$(126)	2020

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.

(b)	To economically hedge the translation risk of expected earnings denominated in GBP.

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

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. Changes in this exchange rate resulted in a foreign currency translation loss of $84 million for the six months ended June 30, 2019, which primarily reflected a $125 million decrease to PP&E, a $23 million decrease to goodwill and an $9 million decrease to other net assets, partially offset by a $73 million decrease to long-term debt. Changes in this exchange rate resulted in a foreign currency translation loss of $143 million for the six months ended June 30, 2018, which primarily reflected a $227 million decrease to PP&E, a $45 million decrease to goodwill and a $2 million increase to other net liabilities, partially offset by a $131 million decrease to long-term debt. The impact of foreign currency translation is recorded in AOCI.

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

In connection with the CCR Rule, LG&E and KU have recorded adjustments to existing AROs beginning in 2015 and continue to record adjustments as required. See Note 19 to the Financial Statements in the Registrants’ 2018 Form 10-K for additional information on AROs. LG&E and KU continue to perform technical evaluations related to their plans to close impoundments at all of their generating plants. Although LG&E and KU believe their recorded liabilities appropriately reflect their obligations under current rules, changes to current compliance strategies as a result of ongoing regulatory proceedings or other developments could result in additional closure costs. It is not currently possible to determine the magnitude of any potential cost increases related to changes in compliance strategies or plans, and the timing of future cash outflows are indeterminable at this time. As rules are revised, technical evaluations are completed, and the timing and details of impoundment closures develop further on a plant by-plant basis, LG&E and KU will update their cost estimates and record any changes as necessary to their ARO liability, which could be material. These costs are subject to rate recovery.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2019, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting.

The Registrants' principal executive officers and principal financial officers have concluded that there were no changes in the Registrants' internal controls over financial reporting during the Registrants' second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrants' internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the second quarter of 2019 see:

•	"Item 3. Legal Proceedings" in each Registrant's 2018 Form 10-K; and

•	Notes 6, 7 and 11 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the Registrants' 2018 Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits has heretofore been filed with the Commission and pursuant to Rule 12(b)-23 are incorporated herein by reference. Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

*10(a)	-
£50,000,000 Facility Agreement dated as of June 7, 2019, among Western Power Distribution plc, as the Borrower, National Westminster Bank plc as Original Lender, and National Westminster Bank plc as Agent

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2019, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2019, furnished by the following officers for the following companies:

*32(a)	-	PPL Corporation's principal executive officer and principal financial officer
*32(b)	-	PPL Electric Utilities Corporation's principal executive officer and principal financial officer
*32(c)	-	LG&E and KU Energy LLC's principal executive officer and principal financial officer
*32(d)	-	Louisville Gas and Electric Company's principal executive officer and principal financial officer
*32(e)	-	Kentucky Utilities Company's principal executive officer and principal financial officer

101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	-	XBRL Taxonomy Extension Schema
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase
101.LAB	-	XBRL Taxonomy Extension Label Linkbase
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase
104	-	The Cover Page Interactive Data File is formatted as Inline XBRL and contained in Exhibits 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

PPL Corporation
(Registrant)

Date:	August 6, 2019	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	August 6, 2019	/s/ Stephen K. Breininger
Stephen K. Breininger Vice President-Finance and Regulatory Affairs and Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	August 6, 2019	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)