Form 10-Q
period 2019-09-30
PPL Corp; PPL ELECTRIC UTILITIES CORP; LOUISVILLE GAS & ELECTRIC CO /KY/; KENTUCKY UTILITIES CO; LG&E & KU Energy LLC
filed 2019-11-05
CIK 922224, 317187, 60549, 55387, 1518339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

	FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
	OF 1934 for the quarterly period ended	September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
	OF 1934 for the transition period from	_________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

1-11459	PPL Corporation			23-2758192
(Exact name of Registrant as specified in its charter)
Pennsylvania
Two North Ninth Street
	Allentown,	PA	18101-1179
	(610)	774-5151

1-905	PPL Electric Utilities Corporation			23-0959590
(Exact name of Registrant as specified in its charter)
Pennsylvania
Two North Ninth Street
	Allentown,	PA	18101-1179
	(610)	774-5151

333-173665	LG&E and KU Energy LLC			20-0523163
(Exact name of Registrant as specified in its charter)
Kentucky
220 West Main Street
	Louisville,	KY	40202-1377
	(502)	627-2000

1-2893	Louisville Gas and Electric Company			61-0264150
(Exact name of Registrant as specified in its charter)
Kentucky
220 West Main Street
	Louisville,	KY	40202-1377
	(502)	627-2000

1-3464	Kentucky Utilities Company			61-0247570
(Exact name of Registrant as specified in its charter)
Kentucky and Virginia
One Quality Street
	Lexington,	KY	40507-1462
	(502)	627-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol:	Name of each exchange on which registered
Common Stock of PPL Corporation	PPL	New York Stock Exchange

Junior Subordinated Notes of PPL Capital Funding, Inc.
2007 Series A due 2067	PPL/67	New York Stock Exchange
2013 Series B due 2073	PPX	New York Stock Exchange

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

PPL Corporation	☐
PPL Electric Utilities Corporation	☐
LG&E and KU Energy LLC	☐
Louisville Gas and Electric Company	☐
Kentucky Utilities Company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	☐	No	☒
PPL Electric Utilities Corporation	Yes	☐	No	☒
LG&E and KU Energy LLC	Yes	☐	No	☒
Louisville Gas and Electric Company	Yes	☐	No	☒
Kentucky Utilities Company	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 723,033,043 shares outstanding at October 31, 2019.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at October 31, 2019.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at October 31, 2019.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at October 31, 2019.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, other information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

Forward-looking Information

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in each Registrant's 2018 Form 10-K and in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially and adversely from the forward-looking statements:

•	the outcome of rate cases or other cost recovery or revenue proceedings;

•	changes in U.S. state or federal or U.K. tax laws or regulations;

•	the direct or indirect effects on PPL or its subsidiaries or business systems of cyber-based intrusion or the threat of cyberattacks;

•	significant decreases in demand for electricity in the U.S.;

•	expansion of alternative and distributed sources of electricity generation and storage;

•	changes in foreign currency exchange rates for British pound sterling and the related impact on unrealized gains and losses on PPL's foreign currency economic hedges;

•	the effectiveness of our risk management programs, including foreign currency and interest rate hedging;

•	non-achievement by WPD of performance targets set by Ofgem;

•	the effect of changes in RPI on WPD's revenues and index linked debt;

•	developments related to the U.K.'s plans to withdraw from the European Union and any actions in response thereto;

•	the amount of WPD's pension deficit funding recovered in revenues after March 31, 2021, following the triennial pension review that began in March 2019;

•	defaults by counterparties or suppliers for energy, capacity, coal, natural gas or key commodities, goods or services;

•	capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;

•	a material decline in the market value of PPL's equity;

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

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for the Registrants to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those expressed in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and the Registrants undertake no obligation to update the information contained in such statement to reflect subsequent developments or information.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues	$1,933	$1,872	$5,815	$5,846

Operating Expenses
Operation
Fuel	194	206	556	609
Energy purchases	150	149	538	538
Other operation and maintenance	480	479	1,452	1,453
Depreciation	306	275	890	817
Taxes, other than income	77	77	232	234
Total Operating Expenses	1,207	1,186	3,668	3,651

Operating Income	726	686	2,147	2,195

Other Income (Expense) - net	126	106	309	297

Interest Expense	259	244	746	718

Income Before Income Taxes	593	548	1,710	1,774

Income Taxes	118	103	328	362

Net Income	$475	$445	$1,382	$1,412

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$0.66	$0.63	$1.91	$2.02
Diluted	$0.65	$0.62	$1.89	$2.01

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	722,259	703,730	721,693	699,117
Diluted	731,151	710,517	730,677	702,305

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$475	$445	$1,382	$1,412

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $0, $0, $0, ($2)	(285)	(187)	(368)	(321)
Qualifying derivatives, net of tax of ($3), ($5), ($7), ($5)	16	22	32	21
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	—	—	—	(1)
Net actuarial gain (loss), net of tax of $2, $3, $4, $3	(5)	(8)	(10)	(9)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of $3, $3, $3, $4	(22)	(14)	(25)	(21)
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1), ($1), ($1)	—	—	1	1
Net actuarial (gain) loss, net of tax of ($5), ($8), ($16), ($26)	20	34	62	104
Total other comprehensive income (loss)	(276)	(153)	(308)	(226)

Comprehensive income	$199	$292	$1,074	$1,186

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$1,382	$1,412
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	890	817
Amortization	60	56
Defined benefit plans - income	(198)	(146)
Deferred income taxes and investment tax credits	257	255
Unrealized gains on derivatives, and other hedging activities	(18)	(129)
Stock-based compensation expense	24	21
Other	(15)	(12)
Change in current assets and current liabilities
Accounts receivable	57	38
Accounts payable	(116)	(55)
Unbilled revenues	58	129
Fuel, materials and supplies	9	25
Prepayments	(53)	(38)
Regulatory assets and liabilities, net	(62)	39
Accrued interest	74	48
Other current liabilities	(94)	(36)
Other	(6)	(1)
Other operating activities
Defined benefit plans - funding	(281)	(284)
Proceeds from transfer of excess benefit plan funds	—	65
Other assets	(24)	(38)
Other liabilities	(56)	44
Net cash provided by operating activities	1,888	2,210
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(2,197)	(2,344)
Purchase of investments	(55)	(65)
Proceeds from the sale of investments	63	3
Other investing activities	(5)	(60)
Net cash used in investing activities	(2,194)	(2,466)
Cash Flows from Financing Activities
Issuance of long-term debt	1,465	602
Retirement of long-term debt	(200)	(277)
Issuance of common stock	49	678
Payment of common stock dividends	(893)	(846)
Net increase (decrease) in short-term debt	(34)	481
Other financing activities	(24)	(20)
Net cash provided by financing activities	363	618
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(10)	(9)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	47	353
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	643	511
Cash, Cash Equivalents and Restricted Cash at End of Period	$690	$864

Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$363	$311
Accrued expenditures for intangible assets at September 30,	$67	$70

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2019	December 31, 2018
Assets

Current Assets
Cash and cash equivalents	$670	$621
Accounts receivable (less reserve: 2019, $60; 2018, $56)
Customer	625	663
Other	112	107
Unbilled revenues	430	496
Fuel, materials and supplies	295	303
Prepayments	115	70
Price risk management assets	209	109
Other current assets	78	63
Total Current Assets	2,534	2,432

Property, Plant and Equipment
Regulated utility plant	40,734	39,734
Less: accumulated depreciation - regulated utility plant	7,732	7,310
Regulated utility plant, net	33,002	32,424
Non-regulated property, plant and equipment	331	355
Less: accumulated depreciation - non-regulated property, plant and equipment	105	101
Non-regulated property, plant and equipment, net	226	254
Construction work in progress	1,880	1,780
Property, Plant and Equipment, net	35,108	34,458

Other Noncurrent Assets
Regulatory assets	1,658	1,673
Goodwill	3,050	3,162
Other intangibles	709	716
Pension benefit asset	955	535
Price risk management assets	210	228
Other noncurrent assets	335	192
Total Other Noncurrent Assets	6,917	6,506

Total Assets	$44,559	$43,396

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2019	December 31, 2018
Liabilities and Equity

Current Liabilities
Short-term debt	$1,387	$1,430
Long-term debt due within one year	—	530
Accounts payable	846	989
Taxes	94	110
Interest	346	278
Dividends	298	296
Customer deposits	262	257
Regulatory liabilities	79	122
Other current liabilities	528	551
Total Current Liabilities	3,840	4,563

Long-term Debt	21,547	20,069

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,076	2,796
Investment tax credits	124	126
Accrued pension obligations	719	771
Asset retirement obligations	193	264
Regulatory liabilities	2,675	2,714
Other deferred credits and noncurrent liabilities	483	436
Total Deferred Credits and Other Noncurrent Liabilities	7,270	7,107

Commitments and Contingent Liabilities (Notes 7 and 11)

Equity
Common stock - $0.01 par value (a)	7	7
Additional paid-in capital	11,087	11,021
Earnings reinvested	5,080	4,593
Accumulated other comprehensive loss	(4,272)	(3,964)
Total Equity	11,902	11,657

Total Liabilities and Equity	$44,559	$43,396

(a)	1,560,000 shares authorized; 722,307 and 720,323 shares issued and outstanding at September 30, 2019 and December 31, 2018.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
June 30, 2019	721,840	$7	$11,069	$4,903	$(3,996)	$11,983
Common stock issued	467		14			14
Stock-based compensation			4			4
Net income				475		475
Dividends and dividend equivalents (b)				(298)		(298)
Other comprehensive income (loss)					(276)	(276)
September 30, 2019	722,307	$7	$11,087	$5,080	$(4,272)	$11,902

December 31, 2018	720,323	$7	$11,021	$4,593	$(3,964)	$11,657
Common stock issued	1,984		61			61
Stock-based compensation			5			5
Net income				1,382		1,382
Dividends and dividend equivalents (b)				(895)		(895)
Other comprehensive income (loss)					(308)	(308)
September 30, 2019	722,307	$7	$11,087	$5,080	$(4,272)	$11,902

June 30, 2018	699,128	$7	$10,462	$4,266	$(3,495)	$11,240
Common stock issued	20,574		536			536
Stock-based compensation			3			3
Net income				445		445
Dividends and dividend equivalents (b)				(288)		(288)
Other comprehensive income (loss)					(153)	(153)
September 30, 2018	719,702	$7	$11,001	$4,423	$(3,648)	$11,783

December 31, 2017	693,398	$7	$10,305	$3,871	$(3,422)	$10,761
Common stock issued	26,304		699			699
Stock-based compensation			(3)			(3)
Net income				1,412		1,412
Dividends and dividend equivalents (b)				(860)		(860)
Other comprehensive income (loss)					(226)	(226)
September 30, 2018	719,702	$7	$11,001	$4,423	$(3,648)	$11,783

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.

(b)
Dividends declared per share of common stock were $0.4125 and $1.2375 for the three and nine months ended September 30, 2019 and $0.4100 and $1.23 for the three and nine months ended September 30, 2018.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues	$590	$548	$1,756	$1,704

Operating Expenses
Operation
Energy purchases	132	127	413	403
Other operation and maintenance	137	127	417	419
Depreciation	99	89	290	262
Taxes, other than income	29	27	84	81
Total Operating Expenses	397	370	1,204	1,165

Operating Income	193	178	552	539

Other Income (Expense) - net	7	5	18	18

Interest Income from Affiliate	1	4	3	5

Interest Expense	43	41	126	117

Income Before Income Taxes	158	146	447	445

Income Taxes	40	35	114	111

Net Income (a)	$118	$111	$333	$334

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$333	$334
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	290	262
Amortization	18	17
Defined benefit plans - expense	—	2
Deferred income taxes and investment tax credits	70	77
Other	(14)	(13)
Change in current assets and current liabilities
Accounts receivable	34	22
Accounts payable	(46)	(46)
Unbilled revenues	28	45
Prepayments	(36)	(25)
Regulatory assets and liabilities, net	(42)	(25)
Taxes payable	(4)	(1)
Other	(20)	12
Other operating activities
Defined benefit plans - funding	(21)	(28)
Other assets	11	(37)
Other liabilities	8	54
Net cash provided by operating activities	609	650

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(815)	(835)
Expenditures for intangible assets	(4)	—
Net increase in notes receivable from affiliate	(546)	—
Other investing activities	4	(2)
Net cash used in investing activities	(1,361)	(837)

Cash Flows from Financing Activities
Issuance of long-term debt	393	398
Contributions from parent	400	429
Payment of common stock dividends to parent	(276)	(271)
Other financing activities	(5)	(4)
Net cash provided by financing activities	512	552

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(240)	365
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	269	51
Cash, Cash Equivalents and Restricted Cash at End of Period	$29	$416

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$168	$171

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2019	December 31, 2018
Assets

Current Assets
Cash and cash equivalents	$27	$267
Accounts receivable (less reserve: 2019, $27; 2018, $27)
Customer	253	264
Other	26	38
Accounts receivable from affiliates	11	11
Notes receivable from affiliate	546	—
Unbilled revenues	92	120
Materials and supplies	32	25
Prepayments	34	5
Regulatory assets	22	11
Other current assets	10	9
Total Current Assets	1,053	750

Property, Plant and Equipment
Regulated utility plant	12,261	11,637
Less: accumulated depreciation - regulated utility plant	3,031	2,856
Regulated utility plant, net	9,230	8,781
Construction work in progress	669	586
Property, Plant and Equipment, net	9,899	9,367

Other Noncurrent Assets
Regulatory assets	807	824
Intangibles	262	260
Other noncurrent assets	50	42
Total Other Noncurrent Assets	1,119	1,126

Total Assets	$12,071	$11,243

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2019	December 31, 2018
Liabilities and Equity

Current Liabilities
Accounts payable	$379	$418
Accounts payable to affiliates	28	25
Taxes	8	12
Interest	43	37
Regulatory liabilities	48	74
Other current liabilities	86	101
Total Current Liabilities	592	667

Long-term Debt	4,085	3,694

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,414	1,320
Accrued pension obligations	254	282
Regulatory liabilities	654	675
Other deferred credits and noncurrent liabilities	154	144
Total Deferred Credits and Other Noncurrent Liabilities	2,476	2,421

Commitments and Contingent Liabilities (Notes 7 and 11)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	3,558	3,158
Earnings reinvested	996	939
Total Equity	4,918	4,461

Total Liabilities and Equity	$12,071	$11,243

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at September 30, 2019 and December 31, 2018.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
June 30, 2019	66,368	$364	$3,158	$939	$4,461
Net income				118	118
Capital contributions from parent			400		400
Dividends declared on common stock				(61)	(61)
September 30, 2019	66,368	$364	$3,558	$996	$4,918

December 31, 2018	66,368	$364	$3,158	$939	$4,461
Net income				333	333
Capital contributions from parent			400		400
Dividends declared on common stock				(276)	(276)
September 30, 2019	66,368	$364	$3,558	$996	$4,918

June 30, 2018	66,368	$364	$3,154	$900	$4,418
Net income				111	111
Capital contributions from parent			4		4
Dividends declared on common stock				(49)	(49)
September 30, 2018	66,368	$364	$3,158	$962	$4,484

December 31, 2017	66,368	$364	$2,729	$899	$3,992
Net income				334	334
Capital contributions from parent			429		429
Dividends declared on common stock				(271)	(271)
September 30, 2018	66,368	$364	$3,158	$962	$4,484

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues	$844	$802	$2,421	$2,417

Operating Expenses
Operation
Fuel	194	206	556	609
Energy purchases	19	22	125	135
Other operation and maintenance	205	216	627	632
Depreciation	144	119	402	354
Taxes, other than income	19	18	55	53
Total Operating Expenses	581	581	1,765	1,783

Operating Income	263	221	656	634

Other Income (Expense) - net	2	—	2	(2)

Interest Expense	57	52	169	154

Interest Expense with Affiliate	7	7	23	18

Income Before Income Taxes	201	162	466	460

Income Taxes	43	32	78	102

Net Income (a)	$158	$130	$388	$358

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$388	$358
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	402	354
Amortization	20	13
Defined benefit plans - expense	9	12
Deferred income taxes and investment tax credits	78	71
Other	(2)	(2)
Change in current assets and current liabilities
Accounts receivable	13	8
Accounts payable	(34)	4
Accounts payable to affiliates	6	7
Unbilled revenues	5	54
Fuel, materials and supplies	16	17
Regulatory assets and liabilities, net	(19)	62
Taxes payable	(7)	(11)
Accrued interest	57	41
Other	(31)	(36)
Other operating activities
Defined benefit plans - funding	(34)	(126)
Expenditures for asset retirement obligations	(67)	(46)
Other assets	(4)	(1)
Other liabilities	17	8
Net cash provided by operating activities	813	787
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(761)	(826)
Other investing activities	—	1
Net cash used in investing activities	(761)	(825)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliate	16	(145)
Issuance of long-term debt with affiliate	—	250
Issuance of long-term debt	705	118
Retirement of long-term debt	(200)	(27)
Acquisition of outstanding bonds	(40)	—
Remarketing of reacquired bonds	40	—
Net increase (decrease) in short-term debt	(413)	60
Distributions to member	(206)	(217)
Contributions from member	63	—
Other financing activities	(11)	(2)
Net cash provided by (used in) financing activities	(46)	37
Net Increase (Decrease) in Cash and Cash Equivalents	6	(1)
Cash and Cash Equivalents at Beginning of Period	24	30
Cash and Cash Equivalents at End of Period	$30	$29

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$107	$108

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30, 2019	December 31, 2018
Assets

Current Assets
Cash and cash equivalents	$30	$24
Accounts receivable (less reserve: 2019, $28; 2018, $27)
Customer	233	239
Other	72	63
Unbilled revenues	164	169
Fuel, materials and supplies	233	248
Prepayments	31	25
Regulatory assets	27	25
Total Current Assets	790	793

Property, Plant and Equipment
Regulated utility plant	14,175	13,721
Less: accumulated depreciation - regulated utility plant	2,294	2,125
Regulated utility plant, net	11,881	11,596
Construction work in progress	1,033	1,018
Property, Plant and Equipment, net	12,914	12,614

Other Noncurrent Assets
Regulatory assets	851	849
Goodwill	996	996
Other intangibles	72	78
Other noncurrent assets	145	82
Total Other Noncurrent Assets	2,064	2,005

Total Assets	$15,768	$15,412

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30, 2019	December 31, 2018
Liabilities and Equity

Current Liabilities
Short-term debt	$101	$514
Long-term debt due within one year	—	530
Notes payable with affiliates	129	113
Accounts payable	304	366
Accounts payable to affiliates	15	9
Customer deposits	62	61
Taxes	56	63
Price risk management liabilities	5	4
Regulatory liabilities	31	48
Interest	89	32
Asset retirement obligations	92	82
Other current liabilities	131	126
Total Current Liabilities	1,015	1,948

Long-term Debt
Long-term debt	5,351	4,322
Long-term debt to affiliate	650	650
Total Long-term Debt	6,001	4,972

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,060	956
Investment tax credits	124	126
Price risk management liabilities	20	16
Accrued pension obligations	262	282
Asset retirement obligations	147	214
Regulatory liabilities	2,021	2,039
Other deferred credits and noncurrent liabilities	152	136
Total Deferred Credits and Other Noncurrent Liabilities	3,786	3,769

Commitments and Contingent Liabilities (Notes 7 and 11)

Member's Equity	4,966	4,723

Total Liabilities and Equity	$15,768	$15,412

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's Equity
June 30, 2019	$4,877
Net income	158
Distributions to member	(69)
September 30, 2019	$4,966

December 31, 2018	$4,723
Net income	388
Contributions from member	63
Distributions to member	(206)
Other comprehensive income (loss)	(2)
September 30, 2019	$4,966

June 30, 2018	$4,632
Net income	130
Distributions to member	(56)
Other comprehensive income	2
September 30, 2018	$4,708

December 31, 2017	$4,563
Net income	358
Distributions to member	(217)
Other comprehensive income	4
September 30, 2018	$4,708

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues
Retail and wholesale	$380	$357	$1,105	$1,095
Electric revenue from affiliate	2	5	21	21
Total Operating Revenues	382	362	1,126	1,116

Operating Expenses
Operation
Fuel	79	83	226	234
Energy purchases	14	17	110	121
Energy purchases from affiliate	2	2	6	10
Other operation and maintenance	92	95	282	277
Depreciation	61	49	168	146
Taxes, other than income	10	9	29	27
Total Operating Expenses	258	255	821	815

Operating Income	124	107	305	301

Other Income (Expense) - net	—	(3)	(1)	(5)

Interest Expense	22	20	65	57

Income Before Income Taxes	102	84	239	239

Income Taxes	22	18	51	51

Net Income (a)	$80	$66	$188	$188

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$188	$188
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	168	146
Amortization	13	10
Deferred income taxes and investment tax credits	45	46
Other	2	2
Change in current assets and current liabilities
Accounts receivable	13	14
Accounts receivable from affiliates	9	2
Accounts payable	(10)	14
Accounts payable to affiliates	(5)	(2)
Unbilled revenues	4	30
Fuel, materials and supplies	7	9
Regulatory assets and liabilities, net	(5)	24
Accrued interest	22	13
Other	(15)	(10)
Other operating activities
Defined benefit plans - funding	(6)	(59)
Expenditures for asset retirement obligations	(22)	(17)
Other assets	(1)	—
Other liabilities	10	—
Net cash provided by operating activities	417	410
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(323)	(420)
Net cash used in investing activities	(323)	(420)
Cash Flows from Financing Activities
Issuance of long-term debt	399	100
Retirement of long-term debt	(200)	—
Acquisition of outstanding bonds	(40)	—
Remarketing of reacquired bonds	40	—
Net decrease in short-term debt	(180)	(23)
Payment of common stock dividends to parent	(130)	(113)
Contributions from parent	25	43
Other financing activities	(6)	(1)
Net cash provided by (used in) financing activities	(92)	6
Net Increase (Decrease) in Cash and Cash Equivalents	2	(4)
Cash and Cash Equivalents at Beginning of Period	10	15
Cash and Cash Equivalents at End of Period	$12	$11

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$53	$51

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2019	December 31, 2018
Assets

Current Assets
Cash and cash equivalents	$12	$10
Accounts receivable (less reserve: 2019, $1; 2018, $1)
Customer	102	110
Other	42	30
Unbilled revenues	73	77
Accounts receivable from affiliates	15	24
Fuel, materials and supplies	120	127
Prepayments	15	12
Regulatory assets	21	21
Total Current Assets	400	411

Property, Plant and Equipment
Regulated utility plant	6,052	5,816
Less: accumulated depreciation - regulated utility plant	823	741
Regulated utility plant, net	5,229	5,075
Construction work in progress	497	514
Property, Plant and Equipment, net	5,726	5,589

Other Noncurrent Assets
Regulatory assets	425	431
Goodwill	389	389
Other intangibles	43	47
Other noncurrent assets	44	16
Total Other Noncurrent Assets	901	883

Total Assets	$7,027	$6,883

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2019	December 31, 2018
Liabilities and Equity

Current Liabilities
Short-term debt	$99	$279
Long-term debt due within one year	—	434
Accounts payable	169	172
Accounts payable to affiliates	21	26
Customer deposits	30	29
Taxes	29	26
Price risk management liabilities	5	4
Regulatory liabilities	12	17
Interest	33	11
Asset retirement obligations	29	23
Other current liabilities	39	39
Total Current Liabilities	466	1,060

Long-term Debt	2,004	1,375

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	683	628
Investment tax credits	34	34
Price risk management liabilities	20	16
Asset retirement obligations	54	80
Regulatory liabilities	903	915
Other deferred credits and noncurrent liabilities	93	88
Total Deferred Credits and Other Noncurrent Liabilities	1,787	1,761

Commitments and Contingent Liabilities (Notes 7 and 11)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,820	1,795
Earnings reinvested	526	468
Total Equity	2,770	2,687

Total Liabilities and Equity	$7,027	$6,883

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at September 30, 2019 and December 31, 2018.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
June 30, 2019	21,294	$424	$1,820	$505	$2,749
Net income				80	80
Cash dividends declared on common stock				(59)	(59)
September 30, 2019	21,294	$424	$1,820	$526	$2,770

December 31, 2018	21,294	$424	$1,795	$468	$2,687
Net income				188	188
Capital contributions from parent			25		25
Cash dividends declared on common stock				(130)	(130)
September 30, 2019	21,294	$424	$1,820	$526	$2,770

June 30, 2018	21,294	$424	$1,755	$432	$2,611
Net income				66	66
Cash dividends declared on common stock				(32)	(32)
September 30, 2018	21,294	$424	$1,755	$466	$2,645

December 31, 2017	21,294	$424	$1,712	$391	$2,527
Net income				188	188
Capital contributions from parent			43		43
Cash dividends declared on common stock				(113)	(113)
September 30, 2018	21,294	$424	$1,755	$466	$2,645

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues
Retail and wholesale	$464	$445	$1,316	$1,322
Electric revenue from affiliate	2	2	6	10
Total Operating Revenues	466	447	1,322	1,332

Operating Expenses
Operation
Fuel	115	123	330	375
Energy purchases	5	5	15	14
Energy purchases from affiliate	2	5	21	21
Other operation and maintenance	107	114	320	331
Depreciation	83	70	233	208
Taxes, other than income	9	9	26	26
Total Operating Expenses	321	326	945	975

Operating Income	145	121	377	357

Other Income (Expense) - net	4	1	4	1

Interest Expense	28	24	82	74

Income Before Income Taxes	121	98	299	284

Income Taxes	26	21	62	59

Net Income (a)	$95	$77	$237	$225

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$237	$225
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	233	208
Amortization	7	2
Deferred income taxes and investment tax credits	44	37
Other	(3)	(2)
Change in current assets and current liabilities
Accounts payable	(16)	(2)
Accounts payable to affiliates	(14)	(8)
Unbilled revenues	1	24
Fuel, materials and supplies	9	8
Regulatory assets and liabilities, net	(14)	38
Taxes payable	5	11
Accrued interest	28	21
Other	(6)	(2)
Other operating activities
Defined benefit plans - funding	(3)	(53)
Expenditures for asset retirement obligations	(45)	(29)
Other assets	(2)	(1)
Other liabilities	10	8
Net cash provided by operating activities	471	485
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(436)	(405)
Other investing activities	—	1
Net cash used in investing activities	(436)	(404)
Cash Flows from Financing Activities
Issuance of long-term debt	306	18
Retirement of long-term debt	—	(27)
Net increase (decrease) in short-term debt	(233)	83
Payment of common stock dividends to parent	(167)	(196)
Contributions from parent	68	45
Other financing activities	(5)	(1)
Net cash used in financing activities	(31)	(78)
Net Increase in Cash and Cash Equivalents	4	3
Cash and Cash Equivalents at Beginning of Period	14	15
Cash and Cash Equivalents at End of Period	$18	$18

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$54	$57

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2019	December 31, 2018
Assets

Current Assets
Cash and cash equivalents	$18	$14
Accounts receivable (less reserve: 2019, $2; 2018, $2)
Customer	131	129
Other	27	34
Unbilled revenues	91	92
Fuel, materials and supplies	113	121
Prepayments	16	11
Regulatory assets	6	4
Total Current Assets	402	405

Property, Plant and Equipment
Regulated utility plant	8,111	7,895
Less: accumulated depreciation - regulated utility plant	1,468	1,382
Regulated utility plant, net	6,643	6,513
Construction work in progress	535	503
Property, Plant and Equipment, net	7,178	7,016

Other Noncurrent Assets
Regulatory assets	426	418
Goodwill	607	607
Other intangibles	29	31
Other noncurrent assets	100	63
Total Other Noncurrent Assets	1,162	1,119

Total Assets	$8,742	$8,540

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2019	December 31, 2018
Liabilities and Equity

Current Liabilities
Short-term debt	$2	$235
Long-term debt due within one year	—	96
Accounts payable	120	171
Accounts payable to affiliates	40	53
Customer deposits	32	32
Taxes	29	24
Regulatory liabilities	19	31
Interest	44	16
Asset retirement obligations	63	59
Other current liabilities	47	35
Total Current Liabilities	396	752

Long-term Debt	2,623	2,225

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	795	735
Investment tax credits	90	92
Asset retirement obligations	93	134
Regulatory liabilities	1,118	1,124
Other deferred credits and noncurrent liabilities	47	36
Total Deferred Credits and Other Noncurrent Liabilities	2,143	2,121

Commitments and Contingent Liabilities (Notes 7 and 11)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,729	2,661
Earnings reinvested	543	473
Total Equity	3,580	3,442

Total Liabilities and Equity	$8,742	$8,540

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at September 30, 2019 and December 31, 2018.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
June 30, 2019	37,818	$308	$2,729	$524	$3,561
Net income				95	95
Cash dividends declared on common stock				(76)	(76)
September 30, 2019	37,818	$308	$2,729	$543	$3,580

December 31, 2018	37,818	$308	$2,661	$473	$3,442
Net income				237	237
Capital contributions from parent			68		68
Cash dividends declared on common stock				(167)	(167)
September 30, 2019	37,818	$308	$2,729	$543	$3,580

June 30, 2018	37,818	$308	$2,661	$445	$3,414
Net income				77	77
Cash dividends declared on common stock				(60)	(60)
September 30, 2018	37,818	$308	$2,661	$462	$3,431

December 31, 2017	37,818	$308	$2,616	$433	$3,357
Net income				225	225
Capital contributions from parent			45		45
Cash dividends declared on common stock				(196)	(196)
September 30, 2018	37,818	$308	$2,661	$462	$3,431

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Financial Statements (Unaudited)

Index to Combined Notes to Condensed Financial Statements

The notes to the condensed financial statements that follow are a combined presentation. The following list indicates the Registrants to which the notes apply:

Registrant
	PPL	PPL Electric	LKE	LG&E	KU
1. Interim Financial Statements	x	x	x	x	x
2. Summary of Significant Accounting Policies	x	x	x	x	x
3. Segment and Related Information	x	x	x	x	x
4. Revenue from Contracts with Customers	x	x	x	x	x
5. Earnings Per Share	x
6. Income Taxes	x	x	x	x	x
7. Utility Rate Regulation	x	x	x	x	x
8. Financing Activities	x	x	x	x	x
9. Leases	x	x	x	x	x
10. Defined Benefits	x	x	x	x	x
11. Commitments and Contingencies	x	x	x	x	x
12. Related Party Transactions		x	x	x	x
13. Other Income (Expense) - net	x	x
14. Fair Value Measurements	x	x	x	x	x
15. Derivative Instruments and Hedging Activities	x	x	x	x	x
16. Asset Retirement Obligations	x		x	x	x
17. Accumulated Other Comprehensive Income (Loss)	x
18. New Accounting Guidance Pending Adoption	x	x	x	x	x

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2018 is derived from that Registrant's 2018 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2018 Form 10-K. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

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

Restricted Cash and Cash Equivalents (PPL and PPL Electric)

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the Balance Sheets that sum to the total of the same amounts shown on the Statements of Cash Flows:

	PPL		PPL Electric
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Cash and cash equivalents	$670	$621	$27	$267
Restricted cash - current (a)	3	3	2	2
Restricted cash - noncurrent (a)	17	19	—	—
Total Cash, Cash Equivalents and Restricted Cash	$690	$643	$29	$269

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

(All Registrants)

Improvements to Accounting for Hedging Activities

Effective January 1, 2019, the Registrants adopted accounting guidance, using a modified retrospective approach, which reduces complexity when applying hedge accounting as well as improves the transparency of an entity's risk management activities. This guidance eliminates the separate measurement and reporting of hedge ineffectiveness for cash flow and net investment hedges and provides for the ability to perform subsequent qualitative effectiveness assessments. The guidance also allows entities to apply the short-cut method to partial-term fair value hedges of interest rate risk as well as expands the ability to apply the critical terms match method to cash flow hedges of groups of forecasted transactions.

See Note 15 for the additional disclosures of the income statement impacts of hedging activities required from the adoption of this guidance. Disclosures related to ineffectiveness are no longer required. Other impacts of adopting this guidance were not material.

3. Segment and Related Information

(PPL)

See Note 2 in PPL's 2018 Form 10-K for a discussion of reportable segments and related information.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the periods ended September 30 are as follows:

	Three Months		Nine Months
	2019	2018	2019	2018
Operating Revenues from external customers
U.K. Regulated	$491	$517	$1,615	$1,716
Kentucky Regulated	844	802	2,421	2,417
Pennsylvania Regulated	590	548	1,756	1,704
Corporate and Other	8	5	23	9
Total	$1,933	$1,872	$5,815	$5,846

Net Income
U.K. Regulated (a)	$236	$245	$784	$836
Kentucky Regulated	150	122	364	332
Pennsylvania Regulated	118	112	333	335
Corporate and Other	(29)	(34)	(99)	(91)
Total	$475	$445	$1,382	$1,412

(a)	Includes unrealized gains and losses from hedging foreign currency economic activity. See Note 15 for additional information.

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated Balance Sheets as of:

	September 30, 2019	December 31, 2018
Assets
U.K. Regulated (a) (b)	$17,128	$16,700
Kentucky Regulated	15,434	15,078
Pennsylvania Regulated	12,116	11,257
Corporate and Other (c)	(119)	361
Total	$44,559	$43,396

(a)
Includes $12.3 billion and $12.4 billion of net PP&E as of September 30, 2019 and December 31, 2018. WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP.

(b)	Includes $2.3 billion and $2.4 billion of goodwill as of September 30, 2019 and December 31, 2018. The change is due to the effect of foreign currency exchange rates.

(c)	Primarily consists of unallocated items, including cash, PP&E, goodwill, the elimination of inter-segment transactions as well as the assets of Safari Energy.

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

The following tables reconcile "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the periods ended September 30.

	2019 Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$1,933	$590	$844	$382	$466
Revenues derived from:
Alternative revenue programs (b)	8	2	6	4	2
Other (c)	(11)	(3)	(6)	(3)	(3)
Revenues from Contracts with Customers	$1,930	$589	$844	$383	$465

	2018 Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$1,872	$548	$802	$362	$447
Revenues derived from:
Alternative revenue programs (b)	(4)	(3)	(1)	(4)	3
Other (c)	(15)	(3)	(5)	(2)	(3)
Revenues from Contracts with Customers	$1,853	$542	$796	$356	$447

	2019 Nine Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$5,815	$1,756	$2,421	$1,126	$1,322
Revenues derived from:
Alternative revenue programs (b)	(18)	(4)	(14)	(1)	(13)
Other (c)	(30)	(8)	(16)	(7)	(9)
Revenues from Contracts with Customers	$5,767	$1,744	$2,391	$1,118	$1,300

	2018 Nine Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$5,846	$1,704	$2,417	$1,116	$1,332
Revenues derived from:
Alternative revenue programs (b)	37	(1)	38	16	22
Other (c)	(43)	(9)	(14)	(5)	(9)
Revenues from Contracts with Customers	$5,840	$1,694	$2,441	$1,127	$1,345

(a)
PPL includes $491 million and $1,615 million for the three and nine months ended September 30, 2019 and $517 million and $1,716 million for the three and nine months ended September 30, 2018 of revenues from external customers reported by the U.K. Regulated segment. PPL Electric and LKE represent revenues from external customers reported by the Pennsylvania Regulated and Kentucky Regulated segments. See Note 3 for additional information.

(b)
Alternative revenue programs include the transmission formula rate for PPL Electric, the ECR and DSM programs for LG&E and KU, the GLT program for LG&E, and the generation formula rate for KU. This line item shows the over/under collection of these rate mechanisms with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts.

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

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended September 30.

	2019 Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$454	$—	$—	$—	$—
Residential	708	352	356	177	179
Commercial	346	97	249	123	126
Industrial	164	16	148	47	101
Other (b)	128	12	73	31	42
Wholesale - municipality	6	—	6	—	6
Wholesale - other (c)	12	—	12	5	11
Transmission	112	112	—	—	—
Revenues from Contracts with Customers	$1,930	$589	$844	$383	$465

	2018 Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$475	$—	$—	$—	$—
Residential	647	328	319	162	157
Commercial	307	88	219	112	107
Industrial	156	12	144	45	99
Other (b)	119	14	65	27	39
Wholesale - municipality	30	—	30	—	30
Wholesale - other (c)	19	—	19	10	15
Transmission	100	100	—	—	—
Revenues from Contracts with Customers	$1,853	$542	$796	$356	$447

	2019 Nine Months
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$1,520	$—	$—	$—	$—
Residential	2,058	1,060	998	504	494
Commercial	967	279	688	352	336
Industrial	470	48	422	134	288
Other (b)	360	39	209	93	116
Wholesale - municipality	38	—	38	—	38
Wholesale - other (c)	36	—	36	35	28
Transmission	318	318	—	—	—
Revenues from Contracts with Customers	$5,767	$1,744	$2,391	$1,118	$1,300

	2018 Nine Months
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$1,606	$—	$—	$—	$—
Residential	2,039	1,036	1,003	505	498
Commercial	928	275	653	343	310
Industrial	466	37	429	134	295
Other (b)	339	40	200	88	113
Wholesale - municipality	91	—	91	—	91
Wholesale - other (c)	65	—	65	57	38
Transmission	306	306	—	—	—
Revenues from Contracts with Customers	$5,840	$1,694	$2,441	$1,127	$1,345

(a)	Represents customers of WPD.

(b)	Primarily includes revenues from pole attachments, street lighting, other public authorities and other non-core businesses.

(c)	Includes wholesale power and transmission revenues. LG&E and KU amounts include intercompany power sales and transmission revenues, which are eliminated upon consolidation at LKE.

PPL Electric's revenues from contracts with customers are further disaggregated by distribution and transmission, which were $477 million and $112 million for the three months ended September 30, 2019 and $1.4 billion and $318 million for the nine months ended September 30, 2019. PPL Electric's revenue from contracts with customers disaggregated by distribution and transmission were $442 million and $100 million for the three months ended September 30, 2018 and $1.4 billion and $306 million for the nine months ended September 30, 2018.

Contract receivables from customers are primarily included in "Accounts receivable - Customer" and "Unbilled revenues" on the Balance Sheets.

The following table shows the accounts receivable balances that were impaired for the periods ended September 30.

	Three Months		Nine Months
	2019	2018	2019	2018
PPL	$11	$11	$22	$24
PPL Electric	8	7	14	17
LKE	2	4	5	7
LG&E	1	2	2	3
KU	1	2	3	4

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers.

	PPL	PPL Electric	LKE	LG&E	KU
Contract liabilities at December 31, 2018	$42	$23	$9	$5	$4
Contract liabilities at September 30, 2019	42	19	9	5	4
Revenue recognized during the nine months ended September 30, 2019 that was included in the contract liability balance at December 31, 2018	31	11	9	5	4

Contract liabilities at December 31, 2017	$29	$19	$8	$4	$4
Contract liabilities at September 30, 2018	40	17	8	4	4
Revenue recognized during the nine months ended September 30, 2018 that was included in the contract liability balance at December 31, 2017	22	8	8	4	4

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

At September 30, 2019, PPL had $48 million of performance obligations attributable to Corporate and Other that have not been satisfied. Of this amount, PPL expects to recognize approximately $41 million within the next 12 months.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended September 30 used in the EPS calculation are:

	Three Months		Nine Months
	2019	2018	2019	2018
Income (Numerator)
Net income	$475	$445	$1,382	$1,412
Less amounts allocated to participating securities	—	1	2	2
Net income available to PPL common shareowners - Basic and Diluted	$475	$444	$1,380	$1,410

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	722,259	703,730	721,693	699,117
Add incremental non-participating securities:
Share-based payment awards	1,106	298	1,009	427
Forward sale agreements	7,786	6,489	7,975	2,761
Weighted-average shares - Diluted EPS	731,151	710,517	730,677	702,305

Basic EPS
Net Income available to PPL common shareowners	$0.66	$0.63	$1.91	$2.02

Diluted EPS
Net Income available to PPL common shareowners	$0.65	$0.62	$1.89	$2.01

For the periods ended September 30, PPL issued common stock related to stock-based compensation plans and the DRIP as follows (in thousands):

	Three Months		Nine Months
	2019	2018	2019	2018
Stock-based compensation plans (a)	38	80	680	568
DRIP	430	493	1,305	1,504

(a)	Includes stock options exercised, vesting of performance units, vesting of restricted stock units and conversion of stock units granted to directors.

For the periods ended September 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Nine Months
	2019	2018	2019	2018
Stock options	—	15	—	229
Restricted stock units	—	2	—	15

6. Income Taxes

Reconciliations of income taxes for the periods ended September 30 are as follows.

(PPL)
	Three Months		Nine Months
	2019	2018	2019	2018
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$125	$115	$359	$373
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	13	9	34	34
Valuation allowance adjustments (a)	7	5	21	17
Impact of lower U.K. income tax rates	(6)	(7)	(20)	(20)
Impact of the U.K. Finance Act on deferred tax balances	(5)	(4)	(8)	(7)
Depreciation and other items not normalized	(2)	(1)	(5)	(4)
Amortization of excess deferred federal and state income taxes	(9)	(11)	(30)	(30)
Deferred tax impact of state tax reform (b)	—	—	—	9
Interest benefit on U.K. financing entities	(3)	(4)	(9)	(13)
Kentucky recycling credit, net of federal income tax expense (a)	—	—	(20)	—
Other	(2)	1	6	3
Total increase (decrease)	(7)	(12)	(31)	(11)
Total income taxes	$118	$103	$328	$362

(a)
During the second quarter of 2019, LKE recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky, with the benefit recognized during the period in which the assets are placed into service. A valuation allowance of $3 million has been recognized related to this credit due to insufficient Kentucky taxable income projected at LKE. During the third quarter of 2019, LKE filed the Kentucky recycling credit application with the Kentucky Department of Revenue and expects a ruling in the fourth quarter of 2019.

(b)
During the second quarter of 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

(PPL Electric)
	Three Months		Nine Months
	2019	2018	2019	2018
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$33	$30	$94	$93
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	13	12	36	35
Depreciation and other items not normalized	(2)	(1)	(5)	(4)
Amortization of excess deferred income taxes	(4)	(5)	(12)	(13)
Other	—	(1)	1	—
Total increase (decrease)	7	5	20	18
Total income taxes	$40	$35	$114	$111

(LKE)
	Three Months		Nine Months
	2019	2018	2019	2018
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$42	$34	$98	$97
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	8	6	18	17
Amortization of investment tax credit	(1)	(1)	(2)	(3)
Deferred tax impact of U.S tax reform	—	(2)	—	(2)
Deferred tax impact of state tax reform (a)	—	—	—	9
Valuation allowance adjustments (b)	—	—	3	—
Amortization of excess deferred federal and state income taxes	(5)	(3)	(17)	(14)
Kentucky recycling credit, net of federal income tax expense (b)	—	—	(20)	—
Other	(1)	(2)	(2)	(2)
Total increase (decrease)	1	(2)	(20)	5
Total income taxes	$43	$32	$78	$102

(a)
During the second quarter of 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

(b)
During the second quarter of 2019, LKE recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky, with the benefit recognized during the period in which the assets are placed into service. A portion of this amount has been reserved due to insufficient Kentucky taxable income projected at LKE. During the third quarter of 2019, LKE filed the Kentucky recycling credit application with the Kentucky Department of Revenue and expects a ruling in the fourth quarter of 2019.

(LG&E)
	Three Months		Nine Months
	2019	2018	2019	2018
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$21	$18	$50	$50
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	3	9	9
Valuation allowance adjustments (a)	—	—	15	—
Amortization of excess deferred federal and state income taxes	(2)	(1)	(7)	(6)
Kentucky recycling credit, net of federal income tax expense (a)	—	—	(15)	—
Other	(1)	(2)	(1)	(2)
Total increase (decrease)	1	—	1	1
Total income taxes	$22	$18	$51	$51

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

(KU)
	Three Months		Nine Months
	2019	2018	2019	2018
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$25	$21	$63	$60
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5	3	12	10
Valuation allowance adjustments (a)	—	—	5	—
Amortization of excess deferred federal and state income taxes	(3)	(2)	(10)	(8)
Kentucky recycling credit, net of federal income tax expense (a)	—	—	(5)	—
Other	(1)	(1)	(3)	(3)
Total increase (decrease)	1	—	(1)	(1)
Total income taxes	$26	$21	$62	$59

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

Other

U.S. Tax Reform (All Registrants)

The IRS issued proposed regulations for certain provisions of the TCJA in 2018, including interest deductibility and Global Intangible Low-Taxed Income (GILTI). In June 2019, the IRS issued both final and new proposed regulations relating to GILTI. PPL has determined that neither these final nor proposed regulations materially change PPL's current interpretation of the statutory impact of these rules on the Registrants. Proposed regulations relating to the limitation on the deductibility of interest expense were issued in November 2018 and such regulations provide detailed rules implementing the broader statutory provisions. These proposed regulations should not apply to the Registrants until the year in which the regulations are issued in final form, which is expected to be in the fourth quarter of 2019. It is uncertain what form the final regulations will take and, therefore, the Registrants cannot predict what impact the final regulations will have on the tax deductibility of interest expense. However, if the proposed regulations were issued as final in their current form, the Registrants could have a limitation on a portion of their interest expense deduction for tax purposes and such limitation could be significant. PPL expressed its views on these proposed regulations in a comment letter addressed to the IRS on February 26, 2019.

7. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Current Regulatory Assets:
Gas supply clause	$10	$12	$—	$—
Smart meter rider	13	11	13	11
Plant outage costs	17	10	—	—
Transmission service charge	8	—	8	—
Other	1	3	1	—
Total current regulatory assets (a)	$49	$36	$22	$11

	PPL		PPL Electric
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Noncurrent Regulatory Assets:
Defined benefit plans	$937	$963	$553	$558
Storm costs	42	56	16	22
Unamortized loss on debt	41	45	17	22
Interest rate swaps	25	20	—	—
Terminated interest rate swaps	83	87	—	—
Accumulated cost of removal of utility plant	211	200	211	200
AROs	304	273	—	—
Act 129 compliance rider	10	19	10	19
Other	5	10	—	3
Total noncurrent regulatory assets	$1,658	$1,673	$807	$824

	PPL		PPL Electric
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Current Regulatory Liabilities:
Generation supply charge	$22	$33	$22	$33
Environmental cost recovery	12	16	—	—
Universal service rider	12	27	12	27
Fuel adjustment clause	13	—	—	—
TCJA customer refund	8	20	7	3
Storm damage expense rider	7	5	7	5
Generation formula rate	—	7	—	—
Other	5	14	—	6
Total current regulatory liabilities	$79	$122	$48	$74

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$674	$674	$—	$—
Power purchase agreement - OVEC	53	59	—	—
Net deferred taxes	1,775	1,826	601	629
Defined benefit plans	54	37	10	5
Terminated interest rate swaps	69	72	—	—
TCJA customer refund (b)	43	41	43	41
Other	7	5	—	—
Total noncurrent regulatory liabilities	$2,675	$2,714	$654	$675

	LKE		LG&E		KU
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Current Regulatory Assets:
Plant outage costs	$17	$10	$11	$7	$6	$3
Gas supply clause	10	12	10	12	—	—
Other	—	3	—	2	—	1
Total current regulatory assets	$27	$25	$21	$21	$6	$4

	LKE		LG&E		KU
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Noncurrent Regulatory Assets:
Defined benefit plans	$384	$405	$233	$249	$151	$156
Storm costs	26	34	16	20	10	14
Unamortized loss on debt	24	23	14	15	10	8
Interest rate swaps	25	20	25	20	—	—
Terminated interest rate swaps	83	87	48	51	35	36
AROs	304	273	87	75	217	198
Other	5	7	2	1	3	6
Total noncurrent regulatory assets	$851	$849	$425	$431	$426	$418

	LKE		LG&E		KU
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Current Regulatory Liabilities:
Environmental cost recovery	$12	$16	$7	$6	$5	$10
Fuel adjustment clause	13	—	3	—	10	—
TCJA customer refund	1	17	—	7	1	10
Generation formula rate	—	7	—	—	—	7
Other	5	8	2	4	3	4
Total current regulatory liabilities	$31	$48	$12	$17	$19	$31

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$674	$674	$279	$279	$395	$395
Power purchase agreement - OVEC	53	59	37	41	16	18
Net deferred taxes	1,174	1,197	548	557	626	640
Defined benefit plans	44	32	1	—	43	32
Terminated interest rate swaps	69	72	34	36	35	36
Other	7	5	4	2	3	3
Total noncurrent regulatory liabilities	$2,021	$2,039	$903	$915	$1,118	$1,124

(a)	For PPL, these amounts are included in "Other current assets" on the Balance Sheets.

(b)
Relates to amounts owed to PPL Electric customers as a result of the reduced U.S. federal corporate income tax rate as enacted by the TCJA, for the period of January 1, 2018 through June 30, 2018 which is not yet reflected in distribution customer rates. The initial liability was recorded during the second quarter of 2018. A petition for the distribution method back to customers of this liability was proposed to the PUC on October 4, 2019. The petition is currently under review by the PUC and contingent upon PUC approval.

Regulatory Matters

Kentucky Activities

Rate Case Proceedings (PPL, LKE, LG&E and KU)

In September 2018, LG&E and KU filed requests with the KPSC for an increase in annual base electricity rates of approximately $112 million at KU and increases in annual base electricity and gas rates of approximately $35 million and $25 million at LG&E. LG&E’s and KU’s applications also sought to include changes associated with the TCJA and state tax reform in the calculation of the proposed base rates and to terminate the TCJA bill credit mechanism when new base rates go into effect. The elimination of the TCJA bill credit mechanism will result in an estimated annual electricity revenue increase of approximately $58 million at KU and increases in electricity and gas revenues of approximately $40 million and $12 million at LG&E. The applications were based on a forecasted test year of May 1, 2019 through April 30, 2020 with a requested return-on-equity of 10.42%.

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

On April 30, 2019, the KPSC issued orders ruling on open issues and approving the proposed stipulations filed in March 2019. The orders provide for increases in the revenue requirements associated with base electricity rates of $56 million at KU and increases associated with base electricity and gas rates of $2 million and $19 million at LG&E. With the termination of the TCJA bill credit mechanism, this represents annual revenue increases of $187 million ($114 million at KU and $73 million at LG&E). The new base rates and all elements of the orders became effective on May 1, 2019.

Pennsylvania Activities

PUC Petition to Distribute TCJA Savings (PPL and PPL Electric)

PPL Electric submitted a petition for approval with the PUC on October 4, 2019 to distribute the tax savings of $43 million associated with the TCJA for the period between January 1, 2018 and June 30, 2018. As of September 30, 2019, these tax savings are classified as a noncurrent regulatory liability. PPL Electric has proposed that these amounts be distributed over the period of January 1, 2020 through December 31, 2020. The petition is contingent upon PUC approval.

Federal Matters

FERC Transmission Rate Filing

(PPL, LKE, LG&E and KU)

In August 2018, LG&E and KU submitted an application to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E’s and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide mitigation for certain horizontal market power concerns arising out of the 1998 merger for certain transmission service between MISO and LG&E and KU. The affected transmission customers are a limited number of municipalities in Kentucky. The amounts at issue are generally waivers or credits granted to such customers for either LG&E and KU or MISO transmission charges incurred depending upon the direction of certain transmission service incurred by the municipalities. Due to the development of robust, accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. On March 21, 2019, the FERC issued an Order granting LG&E's and KU's request to remove the on-going credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which transition mechanism will be subject to FERC review and approval. On July 12, 2019, LG&E and KU submitted their proposed transition mechanism to the FERC. On September 10, 2019, the FERC issued an order rejecting the proposed transition mechanism. On October 10, 2019, LG&E and KU filed a request for rehearing and clarification on the September order. LG&E and KU cannot predict the outcome of this proceeding. LG&E and KU currently receive recovery of waivers and credits provided through other rate mechanisms.

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

TCJA Impact on FERC Rates (All Registrants)

In November 2018, the FERC issued a Policy Statement stating that the appropriate ratemaking treatment for changes in accumulated deferred income taxes (ADIT) as a result of the TCJA would be addressed in a Notice of Proposed Rulemaking. Also in November 2018, the FERC issued the Notice of Proposed Rulemaking, which proposed that public utility transmission providers include mechanisms in their formula rates to deduct excess ADIT from, or add deficient ADIT to, rate base and adjust their income tax allowances by amortized excess or deficient ADIT. The Notice of Proposed Rulemaking did not prescribe the mechanism companies should use to adjust their formula rates.

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

On February 28, 2019, PPL Electric filed with the FERC proposed revisions to its transmission formula rate template pursuant to Section 205 of the Federal Power Act and Section 35.13 of the Rules and Regulations of the FERC. Specifically, PPL Electric proposed to modify its formula rate to permit the return or recovery of excess or deficient ADIT resulting from the TCJA and permit PPL Electric to prospectively account for the income tax expense associated with the depreciation of the equity component of the AFUDC. On April 29, 2019, the FERC accepted the proposed revisions to the formula rate template, which were effective June 1, 2019, as well as the proposed adjustments to ADIT, effective January 1, 2018.

Other

Purchase of Receivables Program (PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During the three and nine months ended September 30, 2019, PPL Electric purchased $308 million and $927 million of accounts receivable from alternate suppliers. During the three and nine months ended September 30, 2018, PPL Electric purchased $334 million and $1 billion of accounts receivable from alternate suppliers.

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

	September 30, 2019					December 31, 2018
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
U.K.
WPD plc
Syndicated Credit Facility (a)	Jan. 2023	£210	£165	£—	£46	£157	£—
WPD (South West)
Syndicated Credit Facility	July 2021	245	—	—	245	—	—
WPD (East Midlands)
Syndicated Credit Facility (b)	July 2021	300	—	—	300	38	—
WPD (West Midlands)
Syndicated Credit Facility (c)	July 2021	300	51	—	249	—	—
Uncommitted Credit Facilities (d)		100	36	4	60	—	4
Total U.K. Credit Facilities (e)		£1,155	£252	£4	£900	£195	£4
U.S.
PPL Capital Funding
Syndicated Credit Facility	Jan. 2024	$1,450	$—	$981	$469	$—	$669
Bilateral Credit Facility	Mar. 2020	100	—	15	85	—	15
Total PPL Capital Funding Credit Facilities		$1,550	$—	$996	$554	$—	$684

PPL Electric
Syndicated Credit Facility	Jan. 2024	$650	$—	$1	$649	$—	$1

LG&E
Syndicated Credit Facility	Jan. 2024	$500	$—	$99	$401	$—	$279
Term Loan Credit Facility		—	—	—	—	200	—
Total LG&E Credit Facilities		$500	$—	$99	$401	$200	$279

KU
Syndicated Credit Facility	Jan. 2024	$400	$—	$2	$398	$—	$235
Letter of Credit Facility (f)		—	—	—	—	—	198
Total KU Credit Facilities		$400	$—	$2	$398	$—	$433

(a)
The amounts borrowed at September 30, 2019 and December 31, 2018 were USD-denominated borrowings of $200 million for both periods, which bore interest at 2.94% and 3.17%. The unused capacity reflects the amounts borrowed in GBP of £164 million as of the date borrowed.

(b)	The amount borrowed at December 31, 2018 was GBP-denominated borrowings which equated to $48 million and bore interest at 1.12%.

(c)	The amount borrowed at September 30, 2019 was GBP-denominated borrowings which equated to $62 million and bore interest at 1.11%.

(d)	The amount borrowed at September 30, 2019 was GBP-denominated borrowings which equated to $44 million and bore interest at 1.59%.

(e)	At September 30, 2019, the unused capacity under the U.K. credit facilities was $1.1 billion.

(f)	KU's letter of credit facility was terminated in September 2019 in connection with the bond remarketings discussed below.

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	September 30, 2019				December 31, 2018
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding	2.52%	$1,500	$981	$519	2.82%	$669
PPL Electric		650	—	650		—
LG&E	2.29%	350	99	251	2.94%	279
KU	2.24%	350	2	348	2.94%	235
Total		$2,850	$1,082	$1,768		$1,183

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

In September 2019, WPD (East Midlands) issued £250 million of 1.75% Senior Notes due 2031. WPD (East Midlands) received proceeds of £245 million, which equated to $301 million at the time of issuance, net of fees and a discount. The proceeds were used to repay short-term debt and for general corporate purposes.

(PPL, LKE and LG&E)

In April 2019, LG&E issued $400 million of 4.25% First Mortgage Bonds due 2049. LG&E received proceeds of $396 million, net of discounts and underwriting fees, which were used to repay commercial paper and LG&E's term loan.

In April 2019, the County of Jefferson, Kentucky remarketed $128 million of Pollution Control Revenue Bonds, 2001 Series A due 2033 previously issued on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 1.85% through their mandatory purchase date of April 1, 2021.

In June 2019, the Louisville/Jefferson County Metro Government of Kentucky remarketed $31 million of Environmental Facilities Revenue Refunding Bonds, 2007 Series A due 2033 previously issued on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 1.65% through their mandatory purchase date of June 1, 2021.

In June 2019, the Louisville/Jefferson Country Metro Government of Kentucky remarketed $35 million of Environmental Facilities Revenue Refunding Bonds, 2007 Series B due 2033 previously issued on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 1.65% through their mandatory purchase date of June 1, 2021.

In June 2019, LG&E issued a notice to bondholders of its intention to convert the $40 million Louisville/Jefferson County Metro Government of Kentucky Pollution Control Revenue Bonds, 2005 Series A to a weekly interest rate, as permitted under the loan documents. The conversion was completed on August 1, 2019. In connection with the conversion, LG&E purchased these bonds from the remarketing agent and held them until September 17, 2019, at which time LG&E remarketed the bonds at a long-term rate that will bear interest at 1.75% through their mandatory purchase date of July 1, 2026.

(PPL, LKE and KU)

In April 2019, KU reopened its 4.375% First Mortgage Bonds due 2045 and issued an additional $300 million of this series. KU received proceeds of $303 million, including premiums and underwriting fees, which were used to repay commercial paper and for other general corporate purposes.

In September 2019, the County of Carroll, Kentucky remarketed $50 million of Environmental Facilities Revenue Bonds, 2004 Series A due 2034 previously issued on behalf of KU. The bonds were remarketed at a long-term rate and will bear interest at 1.75% through their mandatory purchase date of September 1, 2026.

In September 2019, the County of Carroll, Kentucky remarketed $96 million of Pollution Control Revenue Refunding Bonds, 2016 Series A due 2042 previously issued on behalf of KU. The bonds were remarketed at a long-term rate and will bear interest at 1.55% through their mandatory purchase date of September 1, 2026.

In September 2019, the County of Carroll, Kentucky remarketed $54 million of Environmental Facilities Revenue Refunding Bonds, 2006 Series B due 2034 previously issued on behalf of KU. The bonds were remarketed at a long-term rate and will bear interest at 1.20% through their mandatory purchase date of June 1, 2021.

In September 2019, the County of Carroll, Kentucky remarketed $78 million of Environmental Facilities Revenue Bonds, 2008 Series A due 2032 previously issued on behalf of KU. The bonds were remarketed at a long-term rate and will bear interest at 1.20% through their mandatory purchase date of June 1, 2021.

In September 2019, the County of Mercer, Kentucky remarketed $13 million of Solid Waste Disposal Facility Revenue Bonds, 2000 Series A due 2023 previously issued on behalf of KU. The bonds were remarketed at a long-term rate and will bear interest at 1.30% through the maturity date of May 1, 2023.

(PPL and PPL Electric)

In September 2019, PPL Electric issued $400 million of 3.00% First Mortgage Bonds due 2049. PPL Electric received proceeds of $390 million, net of a discount and underwriting fees, which were used to repay short-term debt and for general corporate purposes.

On October 31, 2019, PPL Electric gave notice of its intent to redeem all of the currently outstanding $100 million aggregate principal amount of its Senior Secured Bonds, 5.15% Series due 2020 on December 4, 2019.

(PPL)

Equity Securities

ATM Program

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program; including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the nine months ended September 30, 2019.

Distributions

In August 2019, PPL declared a quarterly common stock dividend, payable October 1, 2019, of 41.25 cents per share (equivalent to $1.65 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

PPL has also entered into various operating leases primarily for office space, land easements, telecom assets and warehouse space. These leases generally have fixed payments with expiration dates ranging from 2019 through 2028, except for the land agreements which extend through 2116.

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

(PPL, LKE, LG&E and KU)

Lessee Transactions

The following table provides the components of lease cost for the Registrants' operating leases for the periods ended September 30, 2019.

	Three Months
	PPL	LKE	LG&E	KU
Lease cost:
Operating lease cost	$6	$5	$1	$3
Short-term lease cost	2	1	—	1
Total lease cost	$8	$6	$1	$4

	Nine Months
	PPL	LKE	LG&E	KU
Lease cost:
Operating lease cost	$21	$17	$7	$9
Short-term lease cost	5	2	1	1
Total lease cost	$26	$19	$8	$10

The following table provides other key information related to the Registrants' operating leases at September 30, 2019.

	PPL	LKE	LG&E	KU
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21	$17	$8	$9
Right-of-use asset obtained in exchange for new operating lease liabilities	37	8	3	5

The following table provides the total future minimum rental payments for operating leases, as well as a reconciliation of these undiscounted cash flows to the lease liabilities recognized on the Balance Sheets as of September 30, 2019.

	PPL	LKE	LG&E	KU
2019 (a)	$8	$5	$2	$3
2020	27	16	6	10
2021	21	12	5	7
2022	16	8	3	5
2023	14	7	3	3
2024	12	6	3	3
Thereafter	25	7	3	3
Total	$123	$61	$25	$34

Weighted-average discount rate	3.47%	3.97%	3.9%	4.01%
Weighted-average remaining lease term (in years)	8	5	5	5
Current lease liabilities (b)	$25	$16	$6	$9
Non-current lease liabilities (b)	80	39	16	22
Right-of-use assets (c)	97	47	19	27

(a)	Represents future minimum lease payments for the remainder of 2019.

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

At September 30, 2019, PPL, LKE, LG&E and KU expect to receive the following fixed lease payments over the remaining term of their operating lease agreements:

	PPL	LKE	LG&E	KU
2019 (a)	$3	$2	$—	$2
2020	13	7	—	7
2021	10	5	1	4
2022	4	—	—	—
2023	4	1	—	—
2024	4	—	—	—
Thereafter	12	—	—	—
Total	$50	$15	$1	$13

Lease income recognized for the three months ended September 30, 2019	$6	$4	$2	$2
Lease income recognized for the nine months ended September 30, 2019	$16	$10	$4	$6

(a)	Represents future minimum lease payments for the remainder of 2019.

10. Defined Benefits

(PPL, LKE and LG&E)

Certain net periodic defined benefit costs are applied to accounts that are further distributed among capital, expense, regulatory assets and regulatory liabilities, including certain costs allocated to applicable subsidiaries for plans sponsored by PPL Services and LKE. Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL and its subsidiaries, LKE, and LG&E for the periods ended September 30:

	Pension Benefits
	Three Months				Nine Months
	U.S.		U.K.		U.S.		U.K.
	2019	2018	2019	2018	2019	2018	2019	2018
PPL
Service cost	$13	$15	$17	$21	$38	$46	$51	$63
Interest cost	41	39	45	46	123	117	140	140
Expected return on plan assets	(62)	(62)	(144)	(145)	(184)	(186)	(442)	(445)
Amortization of:
Prior service cost	2	2	1	—	6	7	1	—
Actuarial loss	15	22	22	37	42	63	69	114
Net periodic defined benefit costs (credits) before settlements	9	16	(59)	(41)	25	47	(181)	(128)
Settlements	—	—	—	—	1	—	—	—
Net periodic defined benefit costs (credits)	$9	$16	$(59)	$(41)	$26	$47	$(181)	$(128)

	Pension Benefits
	Three Months		Nine Months
	2019	2018	2019	2018
LKE
Service cost	$5	$6	$16	$18
Interest cost	16	16	49	48
Expected return on plan assets	(25)	(25)	(76)	(76)
Amortization of:
Prior service cost	2	3	6	7
Actuarial loss (a)	7	8	17	26
Net periodic defined benefit costs (b)	$5	$8	$12	$23

(a)
As a result of treatment approved by the KPSC, the difference between actuarial loss calculated in accordance with LKE's accounting policy and actuarial loss calculated using a 15-year amortization period was $2 million and $3 million for the three and nine months ended September 30, 2019 and $2 million and $8 million for the three and nine months ended September 30, 2018. This difference is recorded as a regulatory asset.

(b)
Due to the amount of lump sum payment distributions from the LG&E qualified pension plan, a settlement charge of $5 million for the three and nine months ended September 30, 2019 and $1 million and $5 million for the three and nine months ended September 30, 2018 was incurred. In accordance with existing regulatory accounting treatment, LG&E has maintained the settlement charge in regulatory assets. The amount is being amortized in accordance with existing regulatory practice.

	Pension Benefits
	Three Months		Nine Months
	2019	2018	2019	2018
LG&E
Service cost	$—	$—	$1	$1
Interest cost	2	3	8	9
Expected return on plan assets	(5)	(6)	(16)	(17)
Amortization of:
Prior service cost	1	1	4	4
Actuarial loss (a)	4	2	7	5
Net periodic defined benefit costs (b)	$2	$—	$4	$2

(a)
As a result of treatment approved by the KPSC, the difference between actuarial loss calculated in accordance with LG&E's accounting policy and actuarial loss calculated using a 15-year amortization period was $1 million and $2 million for the three and nine months ended September 30, 2019 and $1 million for the nine months ended September 30, 2018. This difference is recorded as a regulatory asset.

(b)
Due to the amount of lump sum payment distributions from the LG&E qualified pension plan, a settlement charge of $5 million for the three and nine months ended September 30, 2019 and $1 million and $5 million for the three and nine months ended September 30, 2018 was incurred. In accordance with existing regulatory accounting treatment, LG&E has maintained the settlement charge in regulatory assets. The amount is being amortized in accordance with existing regulatory practice.

	Other Postretirement Benefits
	Three Months		Nine Months
	2019	2018	2019	2018
PPL
Service cost	$2	$1	$4	$5
Interest cost	5	5	16	15
Expected return on plan assets	(5)	(4)	(14)	(17)
Amortization of actuarial loss	1	—	1	—
Net periodic defined benefit costs	$3	$2	$7	$3

LKE
Service cost	$1	$1	$3	$3
Interest cost	2	2	6	6
Expected return on plan assets	(2)	(2)	(6)	(6)
Amortization of:
Prior service cost	—	—	1	1
Actuarial gain	—	—	(1)	(1)
Net periodic defined benefit costs	$1	$1	$3	$3

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

	Three Months		Nine Months
	2019	2018	2019	2018
PPL Electric	$3	$5	$8	$12
LG&E	1	1	3	5
KU	—	1	—	3

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

Talen Montana, LLC v. PPL Corporation et al.

On October 29, 2018, Talen Montana filed a complaint against PPL and certain of its affiliates and current and former officers and directors in the First Judicial District of the State of Montana, Lewis & Clark County (Talen Direct Action). Talen Montana alleges that in November 2014, PPL and certain officers and directors improperly distributed to PPL's subsidiaries $733 million of the proceeds from the sale of Talen Montana's (then PPL Montana's) hydroelectric generating facilities, rendering PPL Montana insolvent. The complaint includes claims for, among other things, breach of fiduciary duty; aiding and abetting breach of fiduciary duty; breach of an LLC agreement; breach of the implied duty of good faith and fair dealing; tortious interference; negligent misrepresentation; and constructive fraud. Talen Montana is seeking unspecified damages, including punitive damages, and other relief. In December 2018, PPL moved to dismiss the Talen Direct Action for lack of jurisdiction and, in the alternative, to dismiss because Delaware is the appropriate forum to decide this case. In January 2019, Talen Montana dismissed without prejudice all current and former PPL Corporation directors from the case. The parties engaged in limited jurisdictional discovery, and the Court heard oral argument regarding the PPL parties' motion to dismiss on August 22, 2019. We are awaiting the Court's decision regarding the motion to dismiss.

Talen Montana Retirement Plan and Talen Energy Marketing, LLC, Individually and on Behalf of All Others Similarly Situated v. PPL Corporation et al.

Also on October 29, 2018, Talen Montana Retirement Plan and Talen Energy Marketing filed a putative class action complaint on behalf of current and contingent creditors of Talen Montana who allegedly suffered harm or allegedly will suffer reasonably foreseeable harm as a result of the November 2014 distribution. The action was filed in the Sixteenth Judicial District of the State of Montana, Rosebud County, against PPL and certain of its affiliates and current and former officers and directors (Talen Putative Class Action). The plaintiffs assert claims for, among other things, fraudulent transfer, both actual and constructive; recovery against subsequent transferees; civil conspiracy; aiding and abetting tortious conduct; and unjust enrichment. They are seeking avoidance of the purportedly fraudulent transfer, unspecified damages, including punitive damages, the imposition of a constructive trust, and other relief. In December 2018, PPL removed the Talen Putative Class Action from the Sixteenth Judicial District of the State of Montana to the United States District Court for the District of Montana, Billings Division (MT Federal Court). In January 2019, the plaintiffs moved to remand the Talen Putative Class Action back to state court, and dismissed without prejudice all current and former PPL Corporation directors from the case. In September 2019, the MT Federal Court granted plaintiffs' motion to remand the case back to state court, and the PPL defendants promptly petitioned the Ninth Circuit Court of Appeals to grant an appeal of the remand decision. The petition for appeal is under consideration by the Ninth Circuit Court of Appeals.

PPL Corporation et al. vs. Riverstone Holdings LLC, Talen Energy Corporation et al.

On November 30, 2018, PPL, certain PPL affiliates, and certain current and former officers and directors (PPL plaintiffs) filed a complaint in the Court of Chancery of the State of Delaware seeking various forms of relief against Riverstone, Talen Energy and certain of their affiliates (Delaware Action). In the complaint, the PPL plaintiffs ask the Delaware Court of Chancery for declaratory and injunctive relief. This includes a declaratory judgment that, under the separation agreement governing the spinoff of PPL Energy Supply, all related claims that arise must be heard in Delaware; that the statute of limitations in Delaware and the spinoff agreement bar these claims at this point; that PPL is not liable for the claims in either the Talen Direct Action or the Talen Putative Class Action as PPL Montana was solvent at all relevant times; and that the separation agreement requires that Talen Energy indemnify PPL for all losses arising from the debts of Talen Montana, among other things. PPL's complaint also seeks damages against Riverstone for interfering with the separation agreement and against Riverstone affiliates for breach of the implied covenant of good faith and fair dealing. The complaint was subsequently amended on January 11, 2019 and March 20, 2019, including to add claims related to indemnification with respect to the Talen Direct Action and the Talen Putative Class Action (together, the Montana Actions), request a declaration that the Montana Actions are time-barred under the spinoff agreements, and allege additional facts to support the tortious interference claim. In April 2019, the defendants filed motions to dismiss the amended complaint. In July 2019, the Court heard oral arguments from the parties regarding the motions to dismiss. On October 23, 2019, the Delaware Court of Chancery returned its opinion on the defendants’ motions to dismiss sustaining all of the PPL plaintiffs' claims except for the claim for breach of implied covenant of good faith and fair dealing.

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

E.W. Brown Environmental Claims (PPL, LKE and KU)

In July 2017, the Kentucky Waterways Alliance and the Sierra Club filed a citizen suit complaint against KU in the U.S. District Court for the Eastern District of Kentucky (U.S. District Court) alleging discharges at the E.W. Brown plant in violation of the Clean Water Act and the plant’s water discharge permit and alleging contamination that may present an imminent and substantial endangerment in violation of the RCRA. The plaintiffs’ suit relates to prior notices of intent to file a citizen suit submitted in October and November 2015 and October 2016. These plaintiffs sought injunctive relief ordering KU to take all actions necessary to comply with the Clean Water Act and RCRA, including ceasing the discharges in question, abating effects associated with prior discharges and eliminating the alleged imminent and substantial endangerment. These plaintiffs also sought assessment of civil penalties and an award of litigation costs and attorney fees. In December 2017 the U.S. District Court issued an Order dismissing the Clean Water Act and RCRA complaints against KU in their entirety. In January 2018, the plaintiffs appealed the dismissal Order to the U.S. Court of Appeals for the Sixth Circuit. In September 2018, the U.S. Court of Appeals for the Sixth Circuit issued its ruling affirming the lower court's decision to dismiss the Clean Water Act claims but reversing its dismissal of the RCRA claims against KU and remanding the latter to the U.S. District Court. In October 2018, KU filed a petition for rehearing to the U.S. Court of Appeals for the Sixth Circuit regarding the RCRA claims. In November 2018, the U.S. Court of Appeals for the Sixth Circuit denied KU's petition for rehearing regarding the RCRA claims. On January 8, 2019, KU filed an answer to plaintiffs’ complaint in the U.S. District Court. A trial has been scheduled to begin on October 5, 2020. PPL, LKE and KU cannot predict the outcome of these matters and an estimate or range of possible losses cannot be determined.

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

LG&E and KU are entitled to recover, through the ECR mechanism, certain costs of complying with the Clean Air Act, as amended, and those federal, state or local environmental requirements applicable to coal combustion wastes and by-products from facilities that generate electricity from coal combustion in accordance with approved compliance plans. Costs not covered by the ECR mechanism for LG&E and KU and all such costs for PPL Electric are subject to rate recovery before the companies' respective state regulatory authorities, or the FERC, if applicable. Because neither WPD nor PPL Electric owns any generating plants, their exposure to related environmental compliance costs is reduced. PPL, PPL Electric, LKE, LG&E and KU can provide no assurances as to the ultimate outcome of future environmental or rate proceedings before regulatory authorities.

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

States are also obligated to address interstate transport issues associated with ozone standards through the establishment of "good neighbor" state implementation plans for those states that are found to contribute significantly to another state's non-attainment. As a result of a partial consent decree addressing claims regarding federal implementation, the EPA and several states, including Kentucky, have evaluated the need for further nitrogen oxide reductions from fossil-fueled plants to address interstate impacts. In July 2018, the EPA approved Kentucky's proposed state implementation plan finding that no additional reductions beyond existing and planned controls set forth in Kentucky's existing State Implementation Plan are necessary to prevent Kentucky from contributing significantly to any other state’s nonattainment. In September 2018, the EPA denied petitions filed by Maryland and Delaware and in September 2019, denied a petition filed by New York alleging that states including Kentucky and Pennsylvania contribute to nonattainment in the petitioning states. PPL, LKE, LG&E and KU are unable to predict the outcome of ongoing and future evaluations by the EPA and the states, or whether such evaluations could potentially result in requirements for nitrogen oxide reductions beyond those currently required under the Cross-State Air Pollution Rule.

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

The U.K. has enacted binding carbon reduction requirements that are applicable to WPD. WPD is subject to requirements under the Streamlined Energy and Carbon Reporting framework along with a tax (called “Climate Change Levy”). The cost of the tax is not significant and is included in WPD’s operating expenses.

The EPA's Affordable Clean Energy Rule

In 2015, the EPA finalized rules imposing stringent GHG emission standards for both new and existing power plants based on plant specific energy efficiency upgrades, fuel switching from coal to natural gas, and deployment of renewable generation (the Clean Power Plan).

Following legal challenges to the Clean Power Plan, a stay of those rules by the U.S. Supreme Court and the March 2017 Executive Order requiring the EPA to review the Clean Power Plan, in October 2017, the EPA proposed to rescind the Clean Power Plan. In July 2019, the EPA rescinded the Clean Power Plan and finalized the Affordable Clean Energy (ACE) Rule as a replacement with respect to existing sources. The ACE Rule gives states broad latitude in establishing emission guidelines providing for plant-specific efficiency upgrades or "heat-rate improvements" that will reduce GHG emissions per unit of electricity generated. The ACE Rule provides a list of "candidate technologies" that will be considered by the states in establishing standards of performance on a case by case basis at individual power plants. States are generally allowed three years to submit state plans establishing standards of performance. While compliance deadlines will be imposed on a plant-specific basis, the EPA anticipates that most facilities will be required to demonstrate compliance within two years of plan approval. In the final rule, the EPA did not finalize its proposed new criteria for determining whether such efficiency projects would trigger New Source Review and thus be subject to more stringent emission controls. Instead, the agency intends to take final action on the proposed New Source Review revisions in a separate final action at a later date. Various entities have filed petitions for review and petitions for reconsideration. PPL, LKE, LG&E and KU cannot predict the outcome of the pending litigation and regulatory proceedings.

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

Sulfuric Acid Mist Emissions (PPL, LKE and LG&E)

In June 2016, the EPA issued a notice of violation under the Clean Air Act alleging that LG&E violated applicable rules relating to sulfuric acid mist emissions at its Mill Creek plant. The notice alleges failure to install proper controls, failure to operate the facility consistent with good air pollution control practice, and causing emissions exceeding applicable requirements or constituting a nuisance or endangerment. LG&E believes it has complied with applicable regulations during the relevant time period. Discussions between the EPA and LG&E are ongoing. The parties have entered into a tolling agreement with respect to this matter through January 31, 2020. The parties are conducting initial negotiations regarding potential settlement of the matter. PPL, LKE and LG&E are unable to predict the outcome of this matter or the potential impact on operations of the Mill Creek plant, including increased capital or operating costs, and potential civil penalties or remedial measures, if any.

Water/Waste

(PPL, LKE, LG&E and KU)

CCRs

In April 2015, the EPA published its final rule regulating CCRs. CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes. The rule became effective in October 2015. It imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements on CCR impoundments and landfills that are not already closed and located on active power plants in the United States. Under the rule, CCRs are regulated as non-hazardous under Subtitle D of RCRA and beneficial use of CCRs is allowed, with some restrictions. The rule's requirements for covered CCR impoundments and landfills include implementation of groundwater monitoring and commencement or completion of closure activities generally between three and ten years from certain triggering events. The rule requires posting of compliance documentation on a publicly accessible website. Industry groups, environmental groups, individual companies and others have filed legal challenges to the final rule, which are pending before the D.C. Circuit Court of Appeals. In March 2018, the EPA proposed amendments to the CCR rule primarily relating to impoundment closure and remediation requirements. In July 2018, the EPA published in the Federal Register a final rule extending the deadline for closure of certain impoundments to October 2020 and adopting substantive changes relating to certifications, suspensions of groundwater monitoring and groundwater protection standards for certain constituents. In July 2019, the EPA released proposed amendments to the CCR Rule relating to reporting, public information, boron standards, beneficial use and waste piles. The EPA released additional proposed amendments to the rule on November 4, 2019, with further proposed amendments expected in the future. In August 2018, the D.C. Circuit Court of Appeals vacated and remanded portions of the CCR rule including provisions allowing unlined impoundments to continue operating and exempting inactive impoundments at inactive plants from regulation. As a result of subsequent challenges to the CCR Rule amendments, on March 13, 2019, the D.C. Circuit Court granted the EPA’s motion for voluntary remand of the amended rule without voiding it. Consequently, the CCR Rule amendments, including the extended compliance deadline, will remain in place as the EPA considers further rule amendments and revisions. PPL, LKE, LG&E and KU are unable to predict the outcome of the ongoing rulemaking or potential impacts on current LG&E and KU compliance plans. Associated costs are expected to be subject to rate recovery. The Registrants are currently finalizing closure plans and schedules.

In January 2017, the Kentucky Energy and Environment Cabinet issued a new state rule relating to CCR management aimed at reflecting the requirements of the federal CCR rule. As a result of a subsequent legal challenge in January 2018, the Franklin County, Kentucky Court issued an opinion invalidating certain procedural elements of the rule. LG&E and KU presently operate their facilities under continuing permits authorized under the former program and do not currently anticipate material impacts as a result of the judicial ruling. The Kentucky Energy and Environmental Cabinet has announced it expects to propose new state rules in 2019 aimed at addressing the procedural deficiencies identified by the court and providing the regulatory framework necessary for operation of the state CCR program in lieu of the federal CCR Rule, as provided by applicable law. Associated costs are expected to be subject to rate recovery.

LG&E and KU received KPSC approval for a compliance plan providing for the closure of impoundments at the Mill Creek, Trimble County, E.W. Brown, and Ghent stations, and construction of process water management facilities at those plants. In addition to the foregoing measures required for compliance with the federal CCR rule, KU also received KPSC approval for its plans to close impoundments at the retired Green River, Pineville and Tyrone plants to comply with applicable state law. Since 2017, LG&E and KU have commenced closure of many of the subject impoundments and have completed closure of some of the smaller impoundments. LG&E and KU expect to commence closure of the remaining impoundments no later than October 31, 2020. LG&E and KU generally expect to complete impoundment closures within five years of commencement, although a longer period may be required to complete closure of some facilities. Associated costs are expected to be subject to rate recovery.

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

ELGs

In September 2015, the EPA released its final ELGs for wastewater discharge permits for new and existing steam electric generating facilities. The rule provides strict technology-based discharge limitations for control of pollutants in scrubber wastewater, fly ash and bottom ash transport water, mercury control wastewater, gasification wastewater and combustion residual leachate. The new guidelines require deployment of additional control technologies providing physical, chemical and biological treatment of wastewaters. The guidelines also mandate operational changes including "no discharge" requirements for fly ash and bottom ash transport waters and mercury control wastewaters. The implementation date for individual generating stations will be determined by the states on a case-by-case basis according to criteria provided by the EPA. Industry groups, environmental groups, individual companies and others have filed legal challenges to the final rule, which have been consolidated before the U.S. Court of Appeals for the Fifth Circuit. In April 2017, the EPA announced that it would grant petitions for reconsideration of the rule. In September 2017, the EPA published in the Federal Register a proposed rule that would postpone the compliance date for requirements relating to bottom ash transport waters and scrubber wastewaters discharge limits. The proposed rule is expected to be finalized by the end of 2019. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded portions of the ELGs concerning legacy wastewater and CCR leachate. The EPA released proposed rules on November 4, 2019 and expects to complete its reconsideration of best available technology standards by the fall of 2020. Upon completion of the ongoing regulatory proceedings, the rule will be implemented by the states in the course of their normal permitting activities. LG&E and KU are developing compliance strategies and schedules. PPL, LKE, LG&E and KU are unable to predict the outcome of the EPA's pending reconsideration of the rule or fully estimate compliance costs or timing. Additionally, certain aspects of these compliance plans and estimates relate to developments in state water quality standards, which are separate from the ELG rule or its implementation. Costs to comply with ELGs or other discharge limits are expected to be significant. Certain costs are included in the Registrants’ capital plans and are subject to rate recovery.

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

(PPL Electric, LG&E and KU)

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

PPL Electric had a recorded liability of $11 million at September 30, 2019 and December 31, 2018 representing its best estimate of the probable loss incurred to remediate the sites noted in this section. Depending on the outcome of investigations at sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred; however, such costs are not expected to be significant.

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

(All Registrants)

The table below details guarantees provided as of September 30, 2019. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities," for which PPL has a total recorded liability of $5 million at September 30, 2019 and $6 million at December 31, 2018. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at September 30, 2019		Expiration Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$10	(b)	2021
WPD guarantee of pension and other obligations of unconsolidated entities	77	(c)

PPL Electric
Guarantee of inventory value	26	(d)	2020

LKE
Indemnification of lease termination and other divestitures	200	(e)	2021

LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(f)

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

(c)
Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At September 30, 2019, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.

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

(f)
Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. LKE's proportionate share of OVEC's outstanding debt was $111 million at September 30, 2019, consisting of LG&E's share of $77 million and KU's share of $34 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 13 in PPL's, LKE's, LG&E's and KU's 2018 Form 10-K for additional information on the OVEC power purchase contract.

In March 2018, a co-sponsor with a pro-rata share of certain OVEC obligations of 4.85% filed for bankruptcy under Chapter 11 and, in August 2018, received a rejection order for the OVEC power purchase contract in the bankruptcy proceeding. In October 2019, the bankruptcy court issued an order confirming the co-sponsor's proposed reorganization plan. The plan's effective date remains subject to certain conditions precedent, including remaining regulatory approvals, and to relevant current or future appellate rights or proceedings. OVEC and certain of its sponsors, including LG&E and KU, are analyzing certain potential additional credit support actions to preserve OVEC's access to credit markets or mitigate risks or adverse impacts relating thereto, including increased interest costs, establishing or continuing debt reserve accounts or other changes involving OVEC's existing short and long-term debt. The ultimate outcome of these matters, including the co-sponsor bankruptcy and related appellate or regulatory proceedings and challenges and any other potential impact on LG&E's and KU's obligations relating to OVEC debt under the power purchase contract, cannot be predicted.

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

	Three Months		Nine Months
	2019	2018	2019	2018
PPL Electric from PPL Services	$14	$14	$43	$45
LKE from PPL Services	6	5	20	19
PPL Electric from PPL EU Services	38	34	112	110
LG&E from LKS	37	36	112	113
KU from LKS	42	42	126	127

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

Intercompany Borrowings

(PPL Electric)

PPL Energy Funding maintains a $650 million revolving line of credit with a PPL Electric subsidiary. At September 30, 2019, $546 million was outstanding and reflected in "Notes receivable from affiliate" on the Balance Sheet. No balance was outstanding at December 31, 2018. The interest rates on borrowings are equal to one-month LIBOR plus a spread. The interest rate on the outstanding borrowing at September 30, 2019 was 3.84% and is reflected in "Interest Income from Affiliate" on the Statements of Income.

(LKE)

LKE maintains a $375 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. The interest rates on borrowings are equal to one-month LIBOR plus a spread. At September 30, 2019 and December 31, 2018, $129 million and $113 million were outstanding and reflected in "Notes payable with affiliates" on the Balance Sheets. The interest rates on the outstanding borrowings at September 30, 2019 and December 31, 2018 were 3.59% and 3.85%. Interest expense on the revolving line of credit was not significant for the three and nine months ended September 30, 2019 and 2018.

LKE maintains an agreement with a PPL affiliate that has a $300 million borrowing limit whereby LKE can loan funds on a short-term basis at market-based rates. No balance was outstanding at September 30, 2019 and December 31, 2018. The interest rate on the loan is based on the PPL affiliate's credit rating and equal to one-month LIBOR plus a spread.

LKE maintains ten-year notes of $400 million and $250 million with a PPL affiliate with interest rates of 3.5% and 4%. At September 30, 2019 and December 31, 2018, the notes were reflected in "Long-term debt to affiliate" on the Balance Sheets. Interest expense on the $400 million note was $4 million and $11 million for the three and nine months ended September 30, 2019 and 2018. Interest expense on the $250 million note was $3 million and $8 million for the three and nine months ended September 30, 2019 and $3 million and $4 million for the three and nine months ended September 30, 2018.

VEBA Funds Receivable (PPL Electric)

In May 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay medical claims of active bargaining unit employees. Based on PPL Electric's participation in PPL’s Other Postretirement Benefit plan, PPL Electric was allocated a portion of the excess funds from PPL Services. These funds have been recorded as an intercompany receivable on PPL Electric's Balance Sheets. The receivable balance decreases as PPL Electric pays incurred medical claims and is reimbursed by PPL Services. The intercompany receivable balance associated with these funds was $37 million as of September 30, 2019, of which $10 million was reflected in "Accounts receivable from affiliates" and $27 million was reflected in "Other noncurrent assets" on the PPL Electric Balance Sheet. The intercompany receivable balance associated with these funds was $45 million as of December 31, 2018, of which $10 million was reflected in "Account receivable from affiliates" and $35 million was reflected in "Other noncurrent assets" on the PPL Electric Balance Sheets.

Other (PPL Electric, LG&E and KU)

See Note 10 for discussions regarding intercompany allocations associated with defined benefits.

13. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended September 30, were:

	Three Months		Nine Months
	2019	2018	2019	2018
Other Income
Economic foreign currency exchange contracts (Note 15)	$44	$40	$56	$92
Defined benefit plans - non-service credits (Note 10)	77	61	237	195
Interest income	3	3	12	5
AFUDC - equity component	6	5	17	15
Miscellaneous	1	2	6	3
Total Other Income	131	111	328	310
Other Expense
Charitable contributions	1	1	3	6
Miscellaneous	4	4	16	7
Total Other Expense	5	5	19	13
Other Income (Expense) - net	$126	$106	$309	$297

(PPL Electric)

The details of "Other Income (Expense) - net" for the periods ended September 30, were:

	Three Months		Nine Months
	2019	2018	2019	2018
Other Income
AFUDC - equity component	$6	$5	$17	$15
Defined benefit plans - non-service credits (Note 10)	1	1	3	4
Interest income	—	—	1	—
Miscellaneous	—	—	—	1
Total Other Income	7	6	21	20
Other Expense
Charitable contributions	—	1	2	2
Miscellaneous	—	—	1	—
Total Other Expense	—	1	3	2
Other Income (Expense) - net	$7	$5	$18	$18

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	September 30, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$670	$670	$—	$—	$621	$621	$—	$—
Restricted cash and cash equivalents (a)	20	20	—	—	22	22	—	—
Special use funds (a):
Money market fund	2	2	—	—	59	59	—	—
Commingled debt fund measured at NAV (b)	29	—	—	—	—	—	—	—
Commingled equity fund measured at NAV (b)	28	—	—	—	—	—	—	—
Total special use funds	59	2	—	—	59	59	—	—
Price risk management assets (c):
Foreign currency contracts	224	—	224	—	202	—	202	—
Cross-currency swaps	195	—	195	—	135	—	135	—
Total price risk management assets	419	—	419	—	337	—	337	—
Total assets	$1,168	$692	$419	$—	$1,039	$702	$337	$—

Liabilities
Price risk management liabilities (c):
Interest rate swaps	$25	$—	$25	$—	$20	$—	$20	$—
Foreign currency contracts	3	—	3	—	2	—	2	—
Total price risk management liabilities	$28	$—	$28	$—	$22	$—	$22	$—

PPL Electric
Assets
Cash and cash equivalents	$27	$27	$—	$—	$267	$267	$—	$—
Restricted cash and cash equivalents (a)	2	2	—	—	2	2	—	—
Total assets	$29	$29	$—	$—	$269	$269	$—	$—

LKE
Assets
Cash and cash equivalents	$30	$30	$—	$—	$24	$24	$—	$—
Total assets	$30	$30	$—	$—	$24	$24	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$25	$—	$25	$—	$20	$—	$20	$—
Total price risk management liabilities	$25	$—	$25	$—	$20	$—	$20	$—

LG&E
Assets
Cash and cash equivalents	$12	$12	$—	$—	$10	$10	$—	$—
Total assets	$12	$12	$—	$—	$10	$10	$—	$—

	September 30, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities
Price risk management liabilities:
Interest rate swaps	$25	$—	$25	$—	$20	$—	$20	$—
Total price risk management liabilities	$25	$—	$25	$—	$20	$—	$20	$—

KU
Assets
Cash and cash equivalents	$18	$18	$—	$—	$14	$14	$—	$—
Total assets	$18	$18	$—	$—	$14	$14	$—	$—

(a)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

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

	September 30, 2019		December 31, 2018
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$21,547	$25,506	$20,599	$22,939
PPL Electric	4,085	4,764	3,694	3,901
LKE	6,001	6,901	5,502	5,768
LG&E	2,004	2,322	1,809	1,874
KU	2,623	3,064	2,321	2,451

(a)	Amounts are net of debt issuance costs.

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

PPL had a $40 million obligation to return cash collateral under master netting arrangements at September 30, 2019 and December 31, 2018.

PPL had no obligation to post cash collateral under master netting arrangements at September 30, 2019 and December 31, 2018.

LKE, LG&E and KU had no obligation to return cash collateral under master netting arrangements at September 30, 2019 and December 31, 2018.

LKE, LG&E and KU had no obligation to post cash collateral under master netting arrangements at September 30, 2019 and December 31, 2018.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL had no such contracts at September 30, 2019.

At September 30, 2019, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $702 million that range in maturity from 2021 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three and nine months ended September 30, 2019 and 2018, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At September 30, 2019, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At September 30, 2019, LG&E held contracts with a notional amount of $147 million that range in maturity through 2033.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. There were no contracts outstanding at September 30, 2019.

At September 30, 2019 and December 31, 2018, PPL had $31 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings. At September 30, 2019, the total exposure hedged by PPL was approximately £1 billion (approximately $1.5 billion based on contracted rates). These contracts have termination dates ranging from October 2019 through December 2020.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 7 for amounts recorded in regulatory assets and regulatory liabilities at September 30, 2019 and December 31, 2018.

See Note 1 in each Registrant's 2018 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	September 30, 2019				December 31, 2018
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$—	$—	$—	$5	$—	$—	$—	$4
Cross-currency swaps (b)	7	—	—	—	6	—	—	—
Foreign currency contracts	—	—	202	3	—	—	103	2
Total current	7	—	202	8	6	—	103	6
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	—	—	—	20	—	—	—	16
Cross-currency swaps (b)	188	—	—	—	129	—	—	—
Foreign currency contracts	—	—	22	—	—	—	99	—
Total noncurrent	188	—	22	20	129	—	99	16
Total derivatives	$195	$—	$224	$28	$135	$—	$202	$22

(a)
Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended September 30, 2019.

	Three Months	Nine Months		Three Months	Nine Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$(22)	$(30)	Interest expense	$(2)	$(6)
Cross-currency swaps	41	69	Other income (expense) - net	27	34
Total	$19	$39		$25	$28
Net Investment Hedges:
Foreign currency contracts	$—	$1

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Nine Months
Foreign currency contracts	Other income (expense) - net	$44	$56
Interest rate swaps	Interest expense	(1)	(3)
	Total	$43	$53
Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$(2)	$(5)

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended September 30, 2018.

	Three Months	Nine Months		Three Months	Nine Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$—	$—	Interest expense	$(2)	$(6)
Cross-currency swaps	27	26	Interest expense	1	1
			Other income (expense) - net	18	30
Total	$27	$26		$17	$25
Net Investment Hedges:
Foreign currency contracts	$—	$11

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Nine Months
Foreign currency contracts	Other income (expense) - net	$40	$92
Interest rate swaps	Interest expense	(1)	(4)
	Total	$39	$88
Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$2	$7

The following table presents the effect of cash flow hedge activity on the Statement of Income for the periods end September 30, 2019.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months		Nine Months
	Interest Expense	Other Income (Expense) - net	Interest Expense	Other Income (Expense) - net

Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$259	$126	$746	$309
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(2)	—	(6)	—
Cross-currency swaps:
Hedged items	—	(27)	—	(34)
Amount of gain (loss) reclassified from AOCI to income	—	27	—	34

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	September 30, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$5	$—	$4
Total current	—	5	—	4
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	20	—	16
Total noncurrent	—	20	—	16
Total derivatives	$—	$25	$—	$20

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the periods ended September 30, 2019.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Nine Months
Interest rate swaps	Interest expense	$(1)	$(3)
	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$(2)	$(5)

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
September 30, 2019
Treasury Derivatives
PPL	$419	$3	$40	$376	$28	$3	$—	$25
LKE	—	—	—	—	25	—	—	25
LG&E	—	—	—	—	25	—	—	25

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2018
Treasury Derivatives
PPL	$337	$2	$40	$295	$22	$2	$—	$20
LKE	—	—	—	—	20	—	—	20
LG&E	—	—	—	—	20	—	—	20

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

(PPL, LKE and LG&E)

At September 30, 2019, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

	PPL	LKE	LG&E
Aggregate fair value of derivative instruments in a net liability position with credit risk-related contingent features	$4	$4	$4
Aggregate fair value of collateral posted on these derivative instruments	—	—	—
Aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade (a)	4	4	4

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

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

The changes in the carrying amounts of AROs were as follows.

	PPL	LKE	LG&E	KU
Balance at December 31, 2018	$347	$296	$103	$193
Accretion	13	12	4	8
Effect of foreign exchange rates	(2)	—	—	—
Changes in estimated timing or cost	(5)	(2)	(2)	—
Obligations settled	(67)	(67)	(22)	(45)
Balance at September 30, 2019	$286	$239	$83	$156

17. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended September 30 were as follows.

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives	Defined benefit plans
			Prior service costs	Actuarial gain (loss)	Total
PPL
June 30, 2019	$(1,616)	$6	$(18)	$(2,368)	$(3,996)
Amounts arising during the period	(285)	16	—	(5)	(274)
Reclassifications from AOCI	—	(22)	—	20	(2)
Net OCI during the period	(285)	(6)	—	15	(276)
September 30, 2019	$(1,901)	$—	$(18)	$(2,353)	$(4,272)

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives	Defined benefit plans
			Prior service costs	Actuarial gain (loss)	Total

December 31, 2018	$(1,533)	$(7)	$(19)	$(2,405)	$(3,964)
Amounts arising during the period	(368)	32	—	(10)	(346)
Reclassifications from AOCI	—	(25)	1	62	38
Net OCI during the period	(368)	7	1	52	(308)
September 30, 2019	$(1,901)	$—	$(18)	$(2,353)	$(4,272)

June 30, 2018	$(1,223)	$(21)	$(7)	$(2,244)	$(3,495)
Amounts arising during the period	(187)	22	—	(8)	(173)
Reclassifications from AOCI	—	(14)	—	34	20
Net OCI during the period	(187)	8	—	26	(153)
September 30, 2018	$(1,410)	$(13)	$(7)	$(2,218)	$(3,648)

December 31, 2017	$(1,089)	$(13)	$(7)	$(2,313)	$(3,422)
Amounts arising during the period	(321)	21	(1)	(9)	(310)
Reclassifications from AOCI	—	(21)	1	104	84
Net OCI during the period	(321)	—	—	95	(226)
September 30, 2018	$(1,410)	$(13)	$(7)	$(2,218)	$(3,648)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the periods ended September 30.

	Three Months		Nine Months		Affected Line Item on the
Details about AOCI	2019	2018	2019	2018	Statements of Income
Qualifying derivatives
Interest rate swaps	$(2)	$(2)	$(6)	$(6)	Interest Expense
Cross-currency swaps	27	18	34	30	Other Income (Expense) - net
	—	1	—	1	Interest Expense
Total Pre-tax	25	17	28	25
Income Taxes	(3)	(3)	(3)	(4)
Total After-tax	22	14	25	21

Defined benefit plans
Prior service costs (a)	(1)	(1)	(2)	(2)
Net actuarial loss (a)	(25)	(42)	(78)	(130)
Total Pre-tax	(26)	(43)	(80)	(132)
Income Taxes	6	9	17	27
Total After-tax	(20)	(34)	(63)	(105)

Total reclassifications during the period	$2	$(20)	$(38)	$(84)

(a)	These AOCI components are included in the computation of net periodic defined benefit cost. See Note 10 for additional information.

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

•
"Results of Operations" for all Registrants includes a "Statement of Income Analysis" which discusses significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2019 with the same periods in 2018. For PPL, "Results of Operations" also includes "Segment Earnings" and "Adjusted Gross Margins" which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure. For PPL Electric, LKE, LG&E and KU, a summary of Earnings and Adjusted Gross Margins is also provided.

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

For the U.S. businesses, central to PPL's strategy is recovering capital project costs efficiently through various rate-making mechanisms, including periodic base rate case proceedings using forward test years, annual FERC formula rate mechanisms and other regulatory agency-approved recovery mechanisms designed to limit regulatory lag. In Kentucky, the KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, and gas supply clause) and recovery on construction work-in-progress that reduce regulatory lag and provide timely recovery of and return on, as appropriate, prudently incurred costs. In addition, the KPSC requires a utility to obtain a CPCN prior to constructing a facility, unless the construction is an ordinary extension of existing facilities in the usual course of business or does not involve sufficient capital expenditures to materially affect the utility's financial condition. Although such KPSC proceedings do not directly address cost recovery issues, the KPSC, in awarding a CPCN, concludes that the public convenience and necessity require the construction of the facility on the basis that the facility is the lowest reasonable cost alternative to address the need. In Pennsylvania, the FERC transmission formula rate, DSIC mechanism, Smart Meter Rider and other recovery mechanisms operate to reduce regulatory lag and provide for timely recovery of and a return on, as appropriate, prudently incurred costs.

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

Financial and Operational Developments

U.S. Tax Reform (All Registrants)

The IRS issued proposed regulations for certain provisions of the TCJA in 2018, including interest deductibility and Global Intangible Low-Taxed Income (GILTI). In June 2019, the IRS issued both final and new proposed regulations relating to GILTI. PPL has determined that neither these final nor proposed regulations materially change PPL's current interpretation of the statutory impact of these rules on the Registrants. Proposed regulations relating to the limitation on the deductibility of interest expense were issued in November 2018 and such regulations provide detailed rules implementing the broader statutory provisions. These proposed regulations should not apply to the Registrants until the year in which the regulations are issued in final form, which is expected to be in the fourth quarter of 2019. It is uncertain what form the final regulations will take and, therefore, the Registrants cannot predict what impact the final regulations will have on the tax deductibility of interest expense. However, if the proposed regulations were issued as final in their current form, the Registrants could have a limitation on a portion of their interest expense deduction for tax purposes and such limitation could be significant. PPL expressed its views on these proposed regulations in a comment letter addressed to the IRS on February 26, 2019.

U.K. Membership in European Union (PPL)

Following a June 2016 voter referendum, on March 29, 2017, the U.K. invoked Article 50 (Article 50) of the Lisbon Treaty, formally beginning the two-year period provided by Article 50 for the U.K. to negotiate an agreement specifying the terms of its withdrawal from the European Union (EU), popularly referred to as Brexit. Any withdrawal agreement is subject to approval by the parliaments of both the U.K. and EU. In the absence of a withdrawal agreement, unless an extension of the two-year Article 50 time period were granted or the U.K. were to rescind its Article 50 notification, the U.K.’s membership in the EU would originally have terminated on March 29, 2019. On April 10, 2019, the U.K. requested an extension of the Article 50 process and the EU approved an extension until October 31, 2019. On October 28, 2019, the EU agreed to extend the Article 50 process until January 31, 2020. The U.K. Parliament subsequently approved an early general election for December 12, 2019.

Significant uncertainty continues to surround the outcome of the Brexit process. PPL believes that its greatest risk related to Brexit is an extended period of depressed value of the GBP or the potential further decline in the value of the GBP compared to the U.S. dollar, particularly if the U.K. leaves the EU without a withdrawal agreement. A decline in the value of the GBP compared to the U.S. dollar will reduce the value of WPD's earnings to PPL.

PPL has executed hedges to mitigate the foreign exchange risk to its U.K. earnings. As of September 30, 2019, PPL's foreign exchange exposure related to budgeted earnings is 100% hedged for the remainder of 2019 at an average rate of $1.45 per GBP and 70% hedged for 2020 at an average rate of $1.46 per GBP.

PPL cannot predict the impact, in either the short-term or long-term, on foreign exchange rates or PPL's financial condition that may be experienced as a result of the actions taken by the U.K. government to withdraw from the EU, although such impacts could be material.

PPL does not expect the financial condition and results of operations of WPD, itself, to change significantly as a result of Brexit. The regulatory environment and operation of WPD's businesses are not expected to change. RIIO-ED1, the current price control, with allowed revenues agreed with Ofgem runs through March 2023. The impact of a slower economy or recession on WPD would be mitigated in part because U.K. regulation provides that any reduction in the volume of electricity delivered will be recovered in allowed revenues in future periods through the K-factor adjustment. See "Item 1. Business - Segment Information - U.K. Regulated Segment" in PPL's 2018 Form 10-K for additional information on the current price control and K-factor adjustment. In addition, an increase in inflation would have a positive effect on revenues and RAV as annual inflation adjustments are applied to both revenues and RAV (and real returns are earned on inflated RAV). This impact, however, would be partially offset by higher operation and maintenance and interest expense on index-linked debt. With respect to access to financing, WPD has substantial borrowing capacity under existing credit facilities and expects to continue to have access to all major financial markets. With respect to access to and cost of equipment and other materials, WPD management continues to review U.K. government issued advice on preparations for Brexit without an approved plan of withdrawal and has taken actions to mitigate potential increasing costs and disruption to its critical sources of supply. Additionally, less than 1% of WPD's employees are non-U.K. EU nationals and no change in their domicile is expected.

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

TCJA Impact on FERC Rates (All Registrants)

In November 2018, the FERC issued a Policy Statement stating that the appropriate ratemaking treatment for changes in accumulated deferred income taxes (ADIT) as a result of the TCJA would be addressed in a Notice of Proposed Rulemaking. Also in November 2018, the FERC issued the Notice of Proposed Rulemaking, which proposed that public utility transmission providers include mechanisms in their formula rates to deduct excess ADIT from, or add deficient ADIT to, rate base and adjust their income tax allowances by amortized excess or deficient ADIT. The Notice of Proposed Rulemaking did not prescribe the mechanism companies should use to adjust their formula rates.

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

On February 28, 2019, PPL Electric filed with the FERC proposed revisions to its transmission formula rate template pursuant to Section 205 of the Federal Power Act and Section 35.13 of the Rules and Regulations of the FERC. Specifically, PPL Electric proposed to modify its formula rate to permit the return or recovery of excess or deficient ADIT resulting from the TCJA and permit PPL Electric to prospectively account for the income tax expense associated with the depreciation of the equity component of the AFUDC. On April 29, 2019, the FERC accepted the proposed revisions to the formula rate template, which were effective June 1, 2019, as well as the proposed adjustments to ADIT, effective January 1, 2018.

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

On August 6, 2019, Ofgem published its open letter consultation officially commencing the RIIO-ED2 process. WPD and PPL have been fully engaged in the RIIO-2 process and have responded to this consultation, which closed on October 15, 2019. At this stage, PPL cannot predict the outcome of this process or the long-term impact the final RIIO-ED2 framework will have on its financial condition or results of operations. Any decision for RIIO-ED2 will not be finalized until November 2022. The RIIO-ED2 price control will come into effect on April 1, 2023.

FERC Transmission Rate Filing

(PPL, LKE, LG&E and KU)

In August 2018, LG&E and KU submitted an application to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E’s and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide mitigation for certain horizontal market power concerns arising out of the 1998 merger for certain transmission service between MISO and LG&E and KU. The affected transmission customers are a limited number of municipalities in Kentucky. The amounts at issue are generally waivers or credits granted to such customers for either LG&E and KU or MISO transmission charges incurred depending upon the direction of certain transmission service incurred by the municipalities. Due to the development of robust, accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. On March 21, 2019, the FERC issued an Order granting LG&E's and KU's request to remove the on-going credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which transition mechanism will be subject to FERC review and approval. On July 12, 2019, LG&E and KU submitted their proposed transition mechanism to the FERC. On September 10, 2019, the FERC issued an order rejecting the proposed transition mechanism. On October 10, 2019, LG&E and KU filed a request for rehearing and clarification on the September order. LG&E and KU cannot predict the outcome of this proceeding. LG&E and KU currently receive recovery of waivers and credits provided through other rate mechanisms.

(PPL and PPL Electric)

In April 2019, PPL Electric filed its annual transmission formula rate update with the FERC, reflecting a revised revenue requirement, which includes the impact of the TCJA. The filing established the revenue requirement used to set rates that took effect in June 2019.

Rate Case Proceedings

(PPL, LKE, LG&E and KU)

On September 28, 2018, LG&E and KU filed requests with the KPSC for an increase in annual base electricity rates and gas rates and the elimination of the TCJA bill credit mechanism. On April 30, 2019, the KPSC issued orders eliminating the TCJA bill credit mechanism and increasing annual base electricity and gas rates providing for an annual revenue increase of $187 million ($114 million at KU and $73 million at LG&E), based on a 9.725% return-on-equity. The new base rates and all elements of the orders became effective May 1, 2019. See Note 7 to the financial statements for additional information.

(KU)

On July 12, 2019, KU filed a request with the VSCC for an increase in annual Virginia base electricity rates of approximately $13 million, representing an increase of 18.2%. KU's request is based on an authorized 10.5% return on equity. Subject to regulatory review and approval, new rates would become effective April 12, 2020.

PUC Petition to Distribute TCJA Savings

(PPL and PPL Electric)

PPL Electric submitted a petition for approval with the PUC on October 4, 2019 to distribute the tax savings of $43 million associated with the TCJA for the period between January 1, 2018 and June 30, 2018. As of September 30, 2019, these tax savings are classified as a noncurrent regulatory liability. PPL Electric has proposed that these amounts be distributed over the period of January 1, 2020 through December 31, 2020. The petition is contingent upon PUC approval.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on PPL's Statements of Income, comparing the three and nine months ended September 30, 2019 with the same periods in 2018. The "Segment Earnings" and "Adjusted Gross Margins" discussions for PPL provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure.

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

(PPL Electric, LKE, LG&E and KU)

A "Statement of Income Analysis, Earnings and Adjusted Gross Margins" is presented separately for PPL Electric, LKE, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2019 with the same periods in 2018. The "Earnings" discussion provides a summary of earnings. The "Adjusted Gross Margins" discussion includes a reconciliation of non-GAAP financial measures to "Operating Income."

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis, Segment Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2019	2018	$ Change	2019	2018	$ Change
Operating Revenues	$1,933	$1,872	$61	$5,815	$5,846	$(31)
Operating Expenses
Operation
Fuel	194	206	(12)	556	609	(53)
Energy purchases	150	149	1	538	538	—
Other operation and maintenance	480	479	1	1,452	1,453	(1)
Depreciation	306	275	31	890	817	73
Taxes, other than income	77	77	—	232	234	(2)
Total Operating Expenses	1,207	1,186	21	3,668	3,651	17
Other Income (Expense) - net	126	106	20	309	297	12
Interest Expense	259	244	15	746	718	28
Income Taxes	118	103	15	328	362	(34)
Net Income	$475	$445	$30	$1,382	$1,412	$(30)

Operating Revenues

The increase (decrease) in operating revenues for the periods ended September 30, 2019 compared with 2018 was due to:

	Three Months	Nine Months
Domestic:
PPL Electric Distribution price (a)	$18	$20
PPL Electric PLR (b)	6	11
PPL Electric Transmission Formula Rate (c)	17	29
LKE Retail Rates (d)	42	77
LKE ECR	21	40
LKE Fuel and other energy purchase prices	(7)	(16)
LKE Municipal supply (e)	(22)	(37)
LKE Volumes (f)	9	(65)
Other	3	11
Total Domestic	87	70
U.K.:
Price	15	66
Volume	(10)	(54)
Foreign currency exchange rates	(27)	(100)
Other	(4)	(13)
Total U.K.	(26)	(101)
Total	$61	$(31)

(a)	Distribution price variances were primarily due to reconcilable cost recovery mechanisms approved by the PUC.

(b)	The increase for the nine months ended September 30, 2019 was primarily due to higher energy volumes partially offset by lower energy prices and lower transmission enhancement expenses.

(c)
The increase for the three months ended September 30, 2019 was primarily due to increased returns on capital investments. The increase for the nine months ended September 30, 2019 was primarily due to $60 million of increased returns on capital investments partially offset by a $27 million unfavorable impact of the TCJA which reduced the revenue requirement that went into effect June 1, 2018.

(d)	The higher retail rates were due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.

(e)	The decreases were primarily due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

(f)	The decrease for the nine months ended September 30, 2019 was primarily due to weather.

Fuel

Fuel decreased $12 million for the three months ended September 30, 2019 compared with 2018, primarily due to a $9 million decrease in commodity costs and an $8 million decrease in volumes driven by the termination of eight supply contracts with Kentucky municipalities on April 30, 2019, partially offset by a $3 million increase in volumes driven by weather in Kentucky.

Fuel decreased $53 million for the nine months ended September 30, 2019 compared with 2018, primarily due to a $22 million decrease in commodity costs, a $21 million decrease in volumes driven by weather, and a $14 million decrease in volumes driven by the termination of eight supply contracts with Kentucky municipalities on April 30, 2019 in Kentucky.

Energy Purchases

Energy purchases remained flat for the nine months ended September 30, 2019 compared with 2018, primarily due to higher PLR volumes of $28 million, partially offset by lower PLR prices of $12 million and lower transmission enhancement expenses of $8 million at PPL Electric as well as a $5 million decrease in commodity costs and a $4 million decrease in volumes due to expiration of a capacity purchase tolling agreement at LG&E.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2019 compared with 2018 was due to:

	Three Months	Nine Months
Domestic:
LKE plant operations and maintenance	$(7)	$(9)
LKE gas distribution maintenance and compliance	2	6
LKE transmission credits	3	10
LKE DSM program costs	(4)	(11)
Storm Costs	(13)	(13)
Vegetation Management	6	10
Other operation and maintenance of Safari Energy (a)	5	18
Other	17	11
U.K.:
Foreign currency exchange rates	(6)	(21)
Third-party engineering	(4)	(9)
Other	2	7
Total	$1	$(1)

(a)	Represents the increase for the three and nine months ended September 30. 2019 resulting from the other operation and maintenance expense of Safari Energy, which was acquired on June 1, 2018.

Depreciation

The increase (decrease) in depreciation for the periods ended September 30, 2019 compared with 2018 was due to:

	Three Months	Nine Months
Additions to PP&E, net	$16	$52
Foreign currency exchange rates	(3)	(11)
Depreciation rates (a)	20	33
Other	(2)	(1)
Total	$31	$73

(a)	Higher depreciation rates were effective May 1, 2019 at LG&E and KU.

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net for the periods ended September 30, 2019 compared with 2018 was due to:

	Three Months	Nine Months
Economic foreign currency exchange contracts (Note 15)	$4	$(36)
Defined benefit plans - non-service credits (Note 10)	16	42
Other	—	6
Total	$20	$12

Interest Expense

The increase (decrease) in interest expense for the periods ended September 30, 2019 compared with 2018 was due to:

	Three Months	Nine Months
Long-term debt interest expense	$17	$31
Short-term debt interest expense	3	7
Foreign currency exchange rates	(5)	(17)
Other	—	7
Total	$15	$28

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2019 compared with 2018 was due to:

	Three Months	Nine Months
Change in pre-tax income	$15	$(14)
Valuation allowances (a)	2	4
Deferred tax impact of Kentucky state tax reform (b)	—	(9)
Kentucky recycling credit, net of federal income tax expense (a)	—	(20)
Other	(2)	5
Total	$15	$(34)

(a)
During the second quarter of 2019, LKE recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky, with the benefit recognized during the period in which the assets are placed into service. A valuation allowance of $3 million has been recognized related to this credit due to insufficient Kentucky taxable income projected at LKE. During the third quarter of 2019, LKE filed the Kentucky recycling credit application with the Kentucky Department of Revenue and expects a ruling in the fourth quarter of 2019.

(b)
During the second quarter of 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

Segment Earnings

PPL's Net Income by reportable segment for the periods ended September 30 was as follows:

	Three Months			Nine Months
	2019	2018	$ Change	2019	2018	$ Change
U.K. Regulated	$236	$245	$(9)	$784	$836	$(52)
Kentucky Regulated	150	122	28	364	332	32
Pennsylvania Regulated	118	112	6	333	335	(2)
Corporate and Other (a)	(29)	(34)	5	(99)	(91)	(8)
Net Income	$475	$445	$30	$1,382	$1,412	$(30)

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

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended September 30 were as follows:

	Three Months			Nine Months
	2019	2018	$ Change	2019	2018	$ Change
U.K. Regulated	$205	$214	$(9)	$773	$730	$43
Kentucky Regulated	150	120	30	364	339	25
Pennsylvania Regulated	118	117	1	333	340	(7)
Corporate and Other	(28)	(29)	1	(95)	(86)	(9)
Earnings from Ongoing Operations	$445	$422	$23	$1,375	$1,323	$52

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global, which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from GBP into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs and certain acquisition-related financing costs. The U.K. Regulated segment represents 57% of PPL's Net Income for the nine months ended September 30, 2019 and 38% of PPL's assets at September 30, 2019.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results.

	Three Months			Nine Months
	2019	2018	$ Change	2019	2018	$ Change
Operating revenues	$491	$517	$(26)	$1,615	$1,716	$(101)
Other operation and maintenance	125	131	(6)	376	400	(24)
Depreciation	60	61	(1)	186	186	—
Taxes, other than income	32	33	(1)	96	101	(5)
Total operating expenses	217	225	(8)	658	687	(29)
Other Income (Expense) - net	120	102	18	289	284	5
Interest Expense	110	106	4	305	310	(5)
Income Taxes	48	43	5	157	167	(10)
Net Income	236	245	(9)	784	836	(52)
Less: Special Items	31	31	—	11	106	(95)
Earnings from Ongoing Operations	$205	$214	$(9)	$773	$730	$43

The following after-tax gains (losses), which management considers special items, impacted the U.K. Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2019	2018	2019	2018
Foreign currency economic hedges, net of tax of ($8), ($7), ($4), ($27) (a)	Other Income (Expense) - net	$31	$28	$15	$103
Other, net of tax of $0, $0, $1, $0 (b)	Other operation and maintenance	—	—	(4)	—
U.S. tax reform (c)	Income Taxes	—	3	—	3
Total Special Items		$31	$31	$11	$106

(a)	Unrealized gains (losses) on contracts that economically hedge anticipated GBP-denominated earnings.

(b)	Settlement of a contractual dispute.

(c)	Adjustments to certain provisional amounts recognized in the December 31, 2017 Statement of Income related to the enactment of the TCJA.

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

	Three Months	Nine Months
U.K.
U.K. Adjusted Gross Margins	$3	$7
Other operation and maintenance	(2)	—
Depreciation	(2)	(11)
Other Income (Expense) - net	18	57
Interest expense	(10)	(13)
Income taxes	(4)	(8)
U.S.
Income taxes	1	2
Other	—	(1)
Foreign currency exchange, after-tax	(13)	10
Earnings from Ongoing Operations	(9)	43
Special items, after-tax	—	(95)
Net Income	$(9)	$(52)

U.K.

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of U.K. Adjusted Gross Margins.

•	Higher other income (expense) - net for the three and nine month periods primarily from higher pension income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations conducted by LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain acquisition-related financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 26% of PPL's Net Income for the nine months ended September 30, 2019 and 35% of PPL's assets at September 30, 2019.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results.

	Three Months			Nine Months
	2019	2018	$ Change	2019	2018	$ Change
Operating revenues	$844	$802	$42	$2,421	$2,417	$4
Fuel	194	206	(12)	556	609	(53)
Energy purchases	19	22	(3)	125	135	(10)
Other operation and maintenance	205	216	(11)	627	632	(5)
Depreciation	144	119	25	402	354	48
Taxes, other than income	19	18	1	55	53	2
Total operating expenses	581	581	—	1,765	1,783	(18)
Other Income (Expense) - net	2	—	2	2	(2)	4
Interest Expense	74	69	5	222	205	17
Income Taxes	41	30	11	72	95	(23)
Net Income	150	122	28	364	332	32
Less: Special Items	—	2	(2)	—	(7)	7
Earnings from Ongoing Operations	$150	$120	$30	$364	$339	$25

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2019	2018	2019	2018
Kentucky state tax reform (a)	Income Taxes	$—	$—	$—	$(9)
U.S. tax reform (b)	Income Taxes	—	2	—	2
Total Special Items		$—	$2	$—	$(7)

(a)
During the second quarter of 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

(b)	Adjustments to certain provisional amounts recognized in the December 31, 2017 Statement of Income related to the enactment of the TCJA.

The changes in the components of the Kentucky Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Kentucky Adjusted Gross Margins and the items that management considers special, on separate lines and not in their respective Statement of Income line items.

	Three Months	Nine Months
Kentucky Adjusted Gross Margins	$44	$42
Other operation and maintenance	10	1
Depreciation	(10)	(19)
Taxes, other than income	(2)	(2)
Other Income (Expense) - net	2	4
Interest Expense	(5)	(17)
Income Taxes	(9)	16
Earnings from Ongoing Operations	30	25
Special items, after-tax	(2)	7
Net Income	$28	$32

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Kentucky Adjusted Gross Margins.

•	Lower other operation and maintenance expense for the three month period primarily due to a decrease in storm costs.

•
Higher depreciation expense for the three month period primarily due to a $6 million increase related to higher depreciation rates effective May 1, 2019 and a $4 million increase related to additional assets placed into service, net of retirements.

•
Higher depreciation expense for the nine month period primarily due to a $10 million increase related to higher depreciation rates effective May 1, 2019 and a $9 million increase related to additional assets placed into service, net of retirements.

•	Higher interest expense for the nine month period primarily due to increased borrowings and higher interest rates.

•	Higher income taxes for the three month period primarily due to the higher pre-tax income.

•	Lower income taxes for the nine month period primarily due to the recording of a deferred tax benefit related to a Kentucky recycling credit.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. In addition, certain costs are allocated to the Pennsylvania Regulated segment. The Pennsylvania Regulated segment represents 24% of PPL's Net Income for the nine months ended September 30, 2019 and 27% of PPL's assets at September 30, 2019.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results.

	Three Months			Nine Months
	2019	2018	$ Change	2019	2018	$ Change
Operating revenues	$590	$548	$42	$1,756	$1,704	$52
Energy purchases	132	127	5	413	403	10
Other operation and maintenance	137	127	10	417	419	(2)
Depreciation	99	89	10	290	262	28
Taxes, other than income	29	27	2	84	81	3
Total operating expenses	397	370	27	1,204	1,165	39
Other Income (Expense) - net	8	9	(1)	21	23	(2)
Interest Expense	43	40	3	126	116	10
Income Taxes	40	35	5	114	111	3
Net Income	118	112	6	333	335	(2)
Less: Special Item	—	(5)	5	—	(5)	5
Earnings from Ongoing Operations	$118	$117	$1	$333	$340	$(7)

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2019	2018	2019	2018
IT transformation, net of tax of $0, $2, $0, $2 (a)	Other operation and maintenance	$—	$(5)	$—	$(5)
Total Special Item		$—	$(5)	$—	$(5)

(a)
In June 2018, PPL EU Services' IT department announced an internal reorganization, which was substantially completed in the third quarter of 2018. As a result, $5 million of after-tax costs, which includes separation benefits as well as outside services for strategic consulting to establish the new IT organization, were incurred.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Pennsylvania Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Nine Months
Pennsylvania Adjusted Gross Margins	$24	$30
Other operation and maintenance	(10)	(5)
Depreciation	(6)	(18)
Taxes, other than income	—	(1)
Other Income (Expense) - net	(1)	(2)
Interest Expense	(3)	(10)
Income Taxes	(3)	(1)
Earnings from Ongoing Operations	1	(7)
Special Item, after tax	5	5
Net Income	$6	$(2)

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Pennsylvania Adjusted Gross Margins.

•
Higher other operation and maintenance expense for the three month period primarily due to a $4 million increase related to higher vegetation management costs and a $2 million increase related to higher support costs.

•
Higher depreciation expense for the nine month period primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure, net of retirements.

•
Higher interest expense for the nine month period primarily due to the June 2018 issuance of $400 million of 4.15% First Mortgage Bonds due 2048 and the September 2019 issuance of $400 million of 3.00% First Mortgage Bonds due 2049.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended September 30.

	2019 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$236	$150	$118	$(29)	$475
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of ($8)	31	—	—	—	31
Talen litigation costs, net of tax of $0 (a)	—	—	—	(1)	(1)
Total Special Items	31	—	—	(1)	30
Earnings from Ongoing Operations	$205	$150	$118	$(28)	$445

	2018 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$245	$122	$112	$(34)	$445
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of ($7)	28	—	—	—	28
U.S. tax reform	3	2	—	(5)	—
IT transformation, net of tax of $2	—	—	(5)	—	(5)
Total Special Items	31	2	(5)	(5)	23
Earnings from Ongoing Operations	$214	$120	$117	$(29)	$422

	2019 Nine Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$784	$364	$333	$(99)	$1,382
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of ($4)	15	—	—	—	15
Talen litigation costs, net of tax of $1 (a)	—	—	—	(4)	(4)
Other, net of tax of $1	(4)	—	—	—	(4)
Total Special Items	11	—	—	(4)	7
Earnings from Ongoing Operations	$773	$364	$333	$(95)	$1,375

	2018 Nine Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$836	$332	$335	$(91)	$1,412
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of ($27)	103	—	—	—	103
U.S. tax reform	3	2	—	(5)	—
Kentucky state tax reform	—	(9)	—	—	(9)
IT transformation, net of tax of $2	—	—	(5)	—	(5)
Total Special Items	106	(7)	(5)	(5)	89
Earnings from Ongoing Operations	$730	$339	$340	$(86)	$1,323

(a)	PPL incurred legal expenses related to litigation with its former affiliate, Talen Montana, and related cases. See Note 11 to the Financial Statements for additional information.

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

•
"Pennsylvania Adjusted Gross Margins" is a single financial performance measure of the electricity transmission and distribution operations of the Pennsylvania Regulated segment and PPL Electric. In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings. Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance," (which are primarily Act 129, Storm Damage and Universal Service program costs), "Depreciation," (which is primarily related to the Act 129 Smart Meter program) and "Taxes, other than income," (which is primarily gross receipts tax) on the Statements of Income. This measure represents the net revenues from the Pennsylvania Regulated segment's and PPL Electric's electricity delivery operations.

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

	Three Months			Nine Months
	2019	2018	$ Change	2019	2018	$ Change
U.K. Regulated
U.K. Adjusted Gross Margins	$446	$467	$(21)	$1,492	$1,578	$(86)
Impact of changes in foreign currency exchange rates			(24)			(93)
U.K. Adjusted Gross Margins excluding impact of foreign currency exchange rates			$3			$7

Kentucky Regulated
Kentucky Adjusted Gross Margins
LG&E	$262	$240	$22	$720	$697	$23
KU	310	288	22	866	847	19
Total Kentucky Adjusted Gross Margins	$572	$528	$44	$1,586	$1,544	$42

Pennsylvania Regulated
Pennsylvania Adjusted Gross Margins
Distribution	$232	$225	$7	$696	$695	$1
Transmission	155	138	17	440	411	29
Total Pennsylvania Adjusted Gross Margins	$387	$363	$24	$1,136	$1,106	$30

U.K. Adjusted Gross Margins

U.K. Adjusted Gross Margins, excluding the impact of changes in foreign currency exchange rates, increased for the three months ended September 30, 2019 compared with 2018, primarily due to $15 million from the April 1, 2019 price increase, partially offset by $10 million of lower volumes.

U.K. Adjusted Gross Margins, excluding the impact of changes in foreign currency exchange rates, increased for the nine months ended September 30, 2019 compared with 2018, primarily due to $66 million from the April 1, 2018 and 2019 price increases, partially offset by $54 million of lower volumes.

Kentucky Adjusted Gross Margins

Kentucky Adjusted Gross Margins increased for the three months ended September 30, 2019 compared with 2018, primarily due to higher retail rates approved by the KPSC of $42 million ($15 million at LG&E and $27 million at KU), inclusive of the termination of the TCJA bill credit mechanism and $9 million of increased sales volumes primarily due to weather ($4 million at LG&E and $5 million at KU). This was partially offset by a $14 million decrease at KU primarily due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

Kentucky Adjusted Gross Margins increased for the nine months ended September 30, 2019 compared with 2018, primarily due to higher retail rates approved by the KPSC of $77 million ($29 million at LG&E and $48 million at KU), inclusive of the termination of the TCJA bill credit mechanism. This was partially offset by $27 million of decreased sales volumes primarily due to weather ($12 million at LG&E and $15 million at KU) and a $22 million decrease at KU primarily due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

Pennsylvania Adjusted Gross Margins

Distribution

Distribution Adjusted Gross Margins increased for the three months ended September 30, 2019 compared with 2018, primarily due to returns on additional distribution system improvement capital investments.

Transmission

Transmission Adjusted Gross Margins increased for the three months ended September 30, 2019 compared with 2018, primarily due to an increase from returns on additional transmission capital investments focused on replacing aging infrastructure.

Transmission Adjusted Gross Margins increased for the nine months ended September 30, 2019 compared with 2018, primarily due to an increase of $60 million from returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability, partially offset by $27 million from the impact of the reduced U.S. federal corporate income taxes as a result of the TCJA in the first five months of 2019.

Reconciliation of Adjusted Gross Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended September 30.

	2019 Three Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$481	(c)	$844	$590	$18	$1,933
Operating Expenses
Fuel	—		194	—	—	194
Energy purchases	—		19	132	(1)	150
Other operation and maintenance	35		25	30	390	480
Depreciation	—		33	14	259	306
Taxes, other than income	—		1	27	49	77
Total Operating Expenses	35		272	203	697	1,207
Total	$446		$572	$387	$(679)	$726

	2018 Three Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$508	(c)	$802	$548	$14	$1,872
Operating Expenses
Fuel	—		206	—	—	206
Energy purchases	—		22	127	—	149
Other operation and maintenance	41		26	23	389	479
Depreciation	—		18	10	247	275
Taxes, other than income	—		2	25	50	77
Total Operating Expenses	41		274	185	686	1,186
Total	$467		$528	$363	$(672)	$686

	2019 Nine Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,586	(c)	$2,421	$1,756	$52	$5,815
Operating Expenses
Fuel	—		556	—	—	556
Energy purchases	—		125	413	—	538
Other operation and maintenance	94		70	92	1,196	1,452
Depreciation	—		81	36	773	890
Taxes, other than income	—		3	79	150	232
Total Operating Expenses	94		835	620	2,119	3,668
Total	$1,492		$1,586	$1,136	$(2,067)	$2,147

	2018 Nine Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,687	(c)	$2,417	$1,704	$38	$5,846
Operating Expenses
Fuel	—		609	—	—	609
Energy purchases	—		135	403	—	538
Other operation and maintenance	109		74	92	1,178	1,453
Depreciation	—		52	26	739	817
Taxes, other than income	—		3	77	154	234
Total Operating Expenses	109		873	598	2,071	3,651
Total	$1,578		$1,544	$1,106	$(2,033)	$2,195

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

(c)	Excludes ancillary revenues of $10 million and $29 million for the three and nine months ended September 30, 2019 and $8 million and $29 million for the three and nine months ended September 30, 2018.

PPL Electric: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2019	2018	$ Change	2019	2018	$ Change
Operating Revenues	$590	$548	$42	$1,756	$1,704	$52
Operating Expenses
Operation
Energy purchases	132	127	5	413	403	10
Other operation and maintenance	137	127	10	417	419	(2)
Depreciation	99	89	10	290	262	28
Taxes, other than income	29	27	2	84	81	3
Total Operating Expenses	397	370	27	1,204	1,165	39
Other Income (Expense) - net	7	5	2	18	18	—
Interest Income from Affiliate	1	4	(3)	3	5	(2)
Interest Expense	43	41	2	126	117	9
Income Taxes	40	35	5	114	111	3
Net Income	$118	$111	$7	$333	$334	$(1)

Operating Revenues

The increase (decrease) in operating revenues for the periods ended September 30, 2019 compared with 2018 was due to:

	Three Months	Nine Months
Distribution price (a)	$18	$20
Distribution volume	1	(3)
PLR (b)	6	11
Transmission Formula Rate (c)	17	29
TCJA refund (d)	1	(6)
Other	(1)	1
Total	$42	$52

(a)	Distribution price variances were primarily due to reconcilable cost recovery mechanisms approved by the PUC.

(b)
The increase for the nine months ended September 30, 2019 was primarily due to higher energy volumes partially offset by lower energy prices and lower transmission enhancement expenses as described below.

(c)
The increase for the three months ended September 30, 2019 was primarily due to increased returns on capital investments. The increase for the nine months ended September 30, 2019 was primarily due to $60 million of increased returns on capital investments partially offset by a $27 million unfavorable impact of the TCJA which reduced the revenue requirement that went into effect June 1, 2018.

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

Energy Purchases

Energy purchases increased $10 million for the nine months ended September 30, 2019 compared with 2018, primarily due to higher PLR volumes of $28 million, partially offset by lower PLR prices of $12 million and lower transmission enhancement expenses of $8 million.

Other Operation and Maintenance

The decrease in other operation and maintenance for the periods ended September 30, 2019 compared with 2018 was due to:

	Three Months	Nine Months
Storm costs	$(4)	$(5)
Vegetation management	4	7
Support costs	2	(4)
Act 129	4	3
Act 129 Smart Meter Program	—	(3)
Contractor-related expenses	(3)	3
Other	7	(3)
Total	$10	$(2)

Depreciation

Depreciation increased $10 million and $28 million for the three and nine months ended September 30, 2019 compared with 2018, primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter program, net of retirements.

Interest Expense

Interest expense increased $9 million for the nine months ended September 30, 2019 compared with 2018, primarily due to the June 2018 issuance of $400 million of 4.15% First Mortgage Bonds due 2048 and the September 2019 issuance of $400 million of 3.00% First Mortgage Bonds due 2049.

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2019 compared with 2018 was due to:

	Three Months	Nine Months
Change in pre-tax income	$4	$2
Other	1	1
Total	$5	$3

Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income	$118	$111	$333	$334
Special Item, gain (loss), after-tax (a)	—	(5)	—	(5)

(a)
In June 2018, PPL EU Services' IT department announced an internal reorganization which was substantially completed in the third quarter of 2018. As a result, $5 million of after-tax costs, which includes separation benefits as well as outside services for strategic consulting to establish the new IT organization, were incurred.

Earnings increased for the three month period in 2019 compared with 2018, driven primarily by returns on additional capital investments in transmission primarily offset by higher operation and maintenance expense.

Earnings decreased for the nine month period in 2019 compared with 2018, driven primarily by year-over-year differences in the impact of reduced income taxes in rates due to U.S. tax reform, higher depreciation expense and higher interest expense, offset by returns on additional capital investments in transmission.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Pennsylvania Adjusted Gross Margins and the item that management considers special on separate lines and not in their respective Statement of Income line items.

	Three Months	Nine Months
Pennsylvania Adjusted Gross Margins	$24	$30
Other operation and maintenance	(10)	(5)
Depreciation	(6)	(18)
Taxes, other than income	—	(1)
Other Income (Expense) - net	(1)	(2)
Interest Expense	(2)	(9)
Income Taxes	(3)	(1)
Special Item, after tax (a)	5	5
Net Income	$7	$(1)

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

	2019 Three Months			2018 Three Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$590	$—	$590	$548	$—	$548
Operating Expenses
Energy purchases	132	—	132	127	—	127
Other operation and maintenance	30	107	137	23	104	127
Depreciation	14	85	99	10	79	89
Taxes, other than income	27	2	29	25	2	27
Total Operating Expenses	203	194	397	185	185	370
Total	$387	$(194)	$193	$363	$(185)	$178

	2019 Nine Months			2018 Nine Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,756	$—	$1,756	$1,704	$—	$1,704
Operating Expenses
Energy purchases	413	—	413	403	—	403
Other operation and maintenance	92	325	417	92	327	419
Depreciation	36	254	290	26	236	262
Taxes, other than income	79	5	84	77	4	81
Total Operating Expenses	620	584	1,204	598	567	1,165
Total	$1,136	$(584)	$552	$1,106	$(567)	$539

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

LKE: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2019	2018	$ Change	2019	2018	$ Change
Operating Revenues	$844	$802	$42	$2,421	$2,417	$4
Operating Expenses
Operation
Fuel	194	206	(12)	556	609	(53)
Energy purchases	19	22	(3)	125	135	(10)
Other operation and maintenance	205	216	(11)	627	632	(5)
Depreciation	144	119	25	402	354	48
Taxes, other than income	19	18	1	55	53	2
Total Operating Expenses	581	581	—	1,765	1,783	(18)
Other Income (Expense) - net	2	—	2	2	(2)	4
Interest Expense	57	52	5	169	154	15
Interest Expense with Affiliate	7	7	—	23	18	5
Income Taxes	43	32	11	78	102	(24)
Net Income	$158	$130	$28	$388	$358	$30

Operating Revenues

The increase (decrease) in operating revenues for the periods ended September 30, 2019 compared with 2018 was due to:

	Three Months	Nine Months
Higher retail rates (a)	$42	$77
ECR	21	40
Fuel and other energy purchase prices	(7)	(16)
Municipal supply (b)	(22)	(37)
Volumes (c)	9	(65)
Other	(1)	5
Total	$42	$4

(a)	The higher retail rates were due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.

(b)	The decreases were primarily due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

(c)	The decrease for the nine months ended September 30, 2019 was primarily due to weather.

Fuel

Fuel decreased $12 million for the three months ended September 30, 2019 compared with 2018, primarily due to a $9 million decrease in commodity costs and an $8 million decrease in volumes driven by the termination of eight supply contracts with Kentucky municipalities on April 30, 2019, partially offset by a $3 million increase in volumes driven by weather.

Fuel decreased $53 million for the nine months ended September 30, 2019 compared with 2018, primarily due to a $22 million decrease in commodity costs, a $21 million decrease in volumes driven by weather and a $14 million decrease in volumes driven by the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2019 compared with 2018 was due to:

	Three Months	Nine Months
DSM program costs	$(4)	$(11)
Plant operations and maintenance	(7)	(9)
Storm costs	(9)	(8)
Administrative and general	2	2
Vegetation management	2	3
Gas distribution maintenance and compliance	2	6
Transmission credits	3	10
Other	—	2
Total	$(11)	$(5)

Depreciation

Depreciation increased $25 million for the three months ended September 30, 2019 compared with 2018, primarily due to higher depreciation rates effective May 1, 2019.

Depreciation increased $48 million for the nine months ended September 30, 2019 compared with 2018, primarily due to a $33 million increase related to higher depreciation rates effective May 1, 2019 and an $11 million increase related to additional assets placed into service, net of retirements.

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2019 compared with 2018 was due to:

	Three Months	Nine Months
Change in pre-tax income	$10	$1
Amortization of excess deferred income tax	(2)	(3)
Kentucky state tax reform (a)	—	(9)
Kentucky recycling credit, net of federal income tax expense (b)	—	(20)
Valuation allowance adjustments (b)	—	3
Other	3	4
Total	$11	$(24)

(a)
During the second quarter of 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

(b)
During the second quarter of 2019, LKE recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky, with the benefit recognized during the period in which the assets are placed into service. A portion of this amount has been reserved due to insufficient Kentucky taxable income projected at LKE. During the third quarter of 2019, LKE filed the Kentucky recycling credit application with the Kentucky Department of Revenue and expects a ruling in the fourth quarter of 2019.

Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income	$158	$130	$388	$358
Special items, gains (losses), after-tax	—	2	—	(7)

Excluding special items, earnings increased for the three month period in 2019 compared with 2018, primarily due to higher retail rates approved by the KPSC, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019, higher sales volumes primarily driven by weather and lower other operation and maintenance expense. This was partially offset by lower municipal supply revenues primarily due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019, higher depreciation expense and higher income taxes.

Excluding special items, earnings increased for the nine month period in 2019 compared with 2018, primarily due to higher retail rates approved by the KPSC, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019, lower other operation and maintenance expense and lower income taxes. This was partially offset by lower municipal supply revenues primarily due to the termination of eight supply contracts with Kentucky municipalities, lower sales volumes primarily driven by weather, higher depreciation expense and higher interest expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Adjusted Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line items.

	Three Months	Nine Months
Adjusted Gross Margins	$44	$42
Other operation and maintenance	10	1
Depreciation	(10)	(19)
Taxes, other than income	(2)	(2)
Other Income (Expense) - net	2	4
Interest Expense	(5)	(20)
Income Taxes	(9)	17
Special items, gains (losses), after-tax (a)	(2)	7
Net Income	$28	$30

(a)	See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of the special item.

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

	2019 Three Months			2018 Three Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$844	$—	$844	$802	$—	$802
Operating Expenses
Fuel	194	—	194	206	—	206
Energy purchases	19	—	19	22	—	22
Other operation and maintenance	25	180	205	26	190	216
Depreciation	33	111	144	18	101	119
Taxes, other than income	1	18	19	2	16	18
Total Operating Expenses	272	309	581	274	307	581
Total	$572	$(309)	$263	$528	$(307)	$221

	2019 Nine Months			2018 Nine Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$2,421	$—	$2,421	$2,417	$—	$2,417
Operating Expenses
Fuel	556	—	556	609	—	609
Energy purchases	125	—	125	135	—	135
Other operation and maintenance	70	557	627	74	558	632
Depreciation	81	321	402	52	302	354
Taxes, other than income	3	52	55	3	50	53
Total Operating Expenses	835	930	1,765	873	910	1,783
Total	$1,586	$(930)	$656	$1,544	$(910)	$634

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

LG&E: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2019	2018	$ Change	2019	2018	$ Change
Operating Revenues
Retail and wholesale	$380	$357	$23	$1,105	$1,095	$10
Electric revenue from affiliate	2	5	(3)	21	21	—
Total Operating Revenues	382	362	20	1,126	1,116	10
Operating Expenses
Operation
Fuel	79	83	(4)	226	234	(8)
Energy purchases	14	17	(3)	110	121	(11)
Energy purchases from affiliate	2	2	—	6	10	(4)
Other operation and maintenance	92	95	(3)	282	277	5
Depreciation	61	49	12	168	146	22
Taxes, other than income	10	9	1	29	27	2
Total Operating Expenses	258	255	3	821	815	6
Other Income (Expense) - net	—	(3)	3	(1)	(5)	4
Interest Expense	22	20	2	65	57	8
Income Taxes	22	18	4	51	51	—
Net Income	$80	$66	$14	$188	$188	$—

Operating Revenues

The increase (decrease) in operating revenues for the periods ended September 30, 2019 compared with 2018 was due to:

	Three Months	Nine Months
Higher retail rates (a)	$15	$29
ECR	8	17
Fuel and other energy purchase prices	(3)	(2)
Volumes (b)	1	(35)
Other	(1)	1
Total	$20	$10

(a)	The higher retail rates were due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.

(b)	For the nine months ended September 30, 2019, the decrease was primarily due to weather.

Fuel

Fuel decreased $4 million for the three months ended September 30, 2019 compared with 2018, primarily due to a decrease in commodity costs.

Energy Purchases

Energy purchases decreased $11 million for the nine months ended September 30, 2019 compared with 2018, primarily due to a $5 million decrease in commodity costs and a $4 million decrease in volumes due to the expiration of a capacity purchase tolling agreement.

Depreciation

Depreciation increased $12 million for the three months ended September 30, 2019 compared with 2018, primarily due to higher depreciation rates effective May 1, 2019.

Depreciation increased $22 million for the nine months ended September 30, 2019 compared with 2018, primarily due to a $16 million increase related to higher depreciation rates effective May 1, 2019 and a $6 million increase related to additional assets placed into service, net of retirements.

Income Taxes

Income taxes increased $4 million for the three months ended September 30, 2019 compared with 2018 primarily due to higher pre-tax income.

Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income	$80	$66	$188	$188
Special items, gains (losses), after-tax (a)	—	—	—	—

(a)	There are no items management considers special for the periods presented.

Earnings increased for the three month period in 2019 compared with 2018, primarily due to higher retail rates approved by the KPSC, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019 and higher sales volumes primarily driven by weather, partially offset by higher depreciation expense and higher income taxes.

Earnings are comparable for the nine month period in 2019 compared with 2018, primarily due to higher retail rates approved by the KPSC, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019 offset by lower sales volumes primarily driven by weather, higher other operation and maintenance expense, higher depreciation expense and higher interest expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Nine Months
Adjusted Gross Margins	$22	$23
Other operation and maintenance	2	(8)
Depreciation	(4)	(8)
Taxes, other than income	(3)	(3)
Other Income (Expense) - net	3	4
Interest Expense	(2)	(8)
Income Taxes	(4)	—
Net Income	$14	$—

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

	2019 Three Months			2018 Three Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$382	$—	$382	$362	$—	$362
Operating Expenses
Fuel	79	—	79	83	—	83
Energy purchases, including affiliate	16	—	16	19	—	19
Other operation and maintenance	9	83	92	10	85	95
Depreciation	16	45	61	8	41	49
Taxes, other than income	—	10	10	2	7	9
Total Operating Expenses	120	138	258	122	133	255
Total	$262	$(138)	$124	$240	$(133)	$107

	2019 Nine Months			2018 Nine Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,126	$—	$1,126	$1,116	$—	$1,116
Operating Expenses
Fuel	226	—	226	234	—	234
Energy purchases, including affiliate	116	—	116	131	—	131
Other operation and maintenance	26	256	282	29	248	277
Depreciation	37	131	168	23	123	146
Taxes, other than income	1	28	29	2	25	27
Total Operating Expenses	406	415	821	419	396	815
Total	$720	$(415)	$305	$697	$(396)	$301

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

KU: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2019	2018	$ Change	2019	2018	$ Change
Operating Revenues
Retail and wholesale	$464	$445	$19	$1,316	$1,322	$(6)
Electric revenue from affiliate	2	2	—	6	10	(4)
Total Operating Revenues	466	447	19	1,322	1,332	(10)
Operating Expenses
Operation
Fuel	115	123	(8)	330	375	(45)
Energy purchases	5	5	—	15	14	1
Energy purchases from affiliate	2	5	(3)	21	21	—
Other operation and maintenance	107	114	(7)	320	331	(11)
Depreciation	83	70	13	233	208	25
Taxes, other than income	9	9	—	26	26	—
Total Operating Expenses	321	326	(5)	945	975	(30)
Other Income (Expense) - net	4	1	3	4	1	3
Interest Expense	28	24	4	82	74	8
Income Taxes	26	21	5	62	59	3
Net Income	$95	$77	$18	$237	$225	$12

Operating Revenues

The increase (decrease) in operating revenues for the periods ended September 30, 2019 compared with 2018 was due to:

	Three Months	Nine Months
Municipal supply (a)	(22)	(37)
Volumes (b)	7	(29)
Fuel and other energy purchase prices	(4)	(16)
ECR	13	23
Higher Retail Rates (c)	27	48
Other	(2)	1
Total	$19	$(10)

(a)	The decreases were primarily due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

(b)	For the nine months ended September 30, 2019, the decrease was primarily due to weather.

(c)	The higher retail rates were due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.

Fuel

Fuel decreased $8 million for the three months ended September 30, 2019 compared with 2018, primarily due to an $8 million decrease in volumes driven by the termination of eight supply contracts with Kentucky municipalities on April 30, 2019 and a $6 million decrease in commodity costs, partially offset by a $5 million increase in volumes primarily driven by weather.

Fuel decreased $45 million for the nine months ended September 30, 2019 compared with 2018, primarily due to a $17 million decrease in volumes driven by weather, a $16 million decrease in commodity costs and a $14 million decrease in volumes driven by the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2019 compared with 2018 was due to:

	Three Months	Nine Months
Plant operations and maintenance	$(6)	$(10)
DSM program costs	(2)	(5)
Storm costs	(5)	(5)
Transmission credits	2	7
Other	4	2
Total	$(7)	$(11)

Depreciation

Depreciation increased $13 million for the three months ended September 30, 2019 compared with 2018, primarily due to higher depreciation rates effective May 1, 2019.

Depreciation increased $25 million for the nine months ended September 30, 2019 compared with 2018, primarily due to a $17 million increase related to higher depreciation rates effective May 1, 2019 and a $5 million increase related to additional assets placed into service, net of retirements.

Income Taxes

Income taxes increased $5 million for the three months ended September 30, 2019 compared with 2018 primarily due to higher pre-tax income.

Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income	$95	$77	$237	$225
Special items, gains (losses), after-tax (a)	—	—	—	—

(a)	There are no items management considers special for the periods presented.

Earnings increased for the three month period in 2019 compared with 2018, primarily due to higher retail rates approved by the KPSC, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019, higher sales volumes primarily driven by weather and lower other operation and maintenance expense, partially offset by lower municipal supply revenues primarily due to the termination of eight supply contracts with Kentucky municipalities, higher depreciation expense and higher income taxes.

Earnings increased for the nine month period in 2019 compared with 2018, primarily due to higher retail rates approved by the KPSC, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019, and lower other operation and maintenance expense, partially offset by lower municipal supply revenues primarily due to the termination of eight supply contracts with Kentucky municipalities, lower sales volumes primarily driven by weather, higher depreciation expense and higher interest expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Nine Months
Adjusted Gross Margins	$22	$19
Other operation and maintenance	7	10
Depreciation	(6)	(10)
Taxes, other than income	1	1
Other Income (Expense) - net	3	3
Interest Expense	(4)	(8)
Income Taxes	(5)	(3)
Net Income	$18	$12

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

	2019 Three Months			2018 Three Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$466	$—	$466	$447	$—	$447
Operating Expenses
Fuel	115	—	115	123	—	123
Energy purchases, including affiliate	7	—	7	10	—	10
Other operation and maintenance	16	91	107	16	98	114
Depreciation	17	66	83	10	60	70
Taxes, other than income	1	8	9	—	9	9
Total Operating Expenses	156	165	321	159	167	326
Total	$310	$(165)	$145	$288	$(167)	$121

	2019 Nine Months			2018 Nine Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,322	$—	$1,322	$1,332	$—	$1,332
Operating Expenses
Fuel	330	—	330	375	—	375
Energy purchases, including affiliate	36	—	36	35	—	35
Other operation and maintenance	44	276	320	45	286	331
Depreciation	44	189	233	29	179	208
Taxes, other than income	2	24	26	1	25	26
Total Operating Expenses	456	489	945	485	490	975
Total	$866	$(489)	$377	$847	$(490)	$357

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL (a)	PPL Electric	LKE	LG&E	KU
September 30, 2019
Cash and cash equivalents	$670	$27	$30	$12	$18
Short-term debt	1,387	—	101	99	2
Long-term debt due within one year	—	—	—	—	—
Notes payable with affiliates		—	129	—	—

December 31, 2018
Cash and cash equivalents	$621	$267	$24	$10	$14
Short-term debt	1,430	—	514	279	235
Long-term debt due within one year	530	—	530	434	96
Notes payable with affiliates		—	113	—	—

(a)
At September 30, 2019, $279 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate an incremental U.S. tax cost. See Note 6 to the Financial Statements in PPL's 2018 Form 10-K for additional information on undistributed earnings of WPD.

Net cash provided by (used in) operating, investing and financing activities for the nine month periods ended September 30, and the changes between periods, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2019
Operating activities	$1,888	$609	$813	$417	$471
Investing activities	(2,194)	(1,361)	(761)	(323)	(436)
Financing activities	363	512	(46)	(92)	(31)
2018
Operating activities	$2,210	$650	$787	$410	$485
Investing activities	(2,466)	(837)	(825)	(420)	(404)
Financing activities	618	552	37	6	(78)
Change - Cash Provided (Used)
Operating activities	$(322)	$(41)	$26	$7	$(14)
Investing activities	272	(524)	64	97	(32)
Financing activities	(255)	(40)	(83)	(98)	47

Operating Activities

The components of the change in cash provided by (used in) operating activities for the nine months ended September 30, 2019 compared with 2018 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Net income	$(30)	$(1)	$30	$—	$12
Non-cash components	138	19	59	24	36
Working capital	(282)	(68)	(140)	(74)	(97)
Defined benefit plan funding	3	7	92	53	50
Other operating activities	(151)	2	(15)	4	(15)
Total	$(322)	$(41)	$26	$7	$(14)

(PPL)

PPL's cash provided by operating activities in 2019 decreased $322 million compared with 2018.

•
Net income decreased $30 million between the periods and included an increase in non-cash charges of $138 million. The increase in non-cash charges was primarily due to a decrease in unrealized gains on hedging activities and an increase in depreciation expense (primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure, net of retirements and higher depreciation rates), partially offset by an increase in the U.K. net periodic defined benefit credits (primarily due to lower levels of unrecognized losses being amortized).

•
The $282 million decrease in cash from changes in working capital was primarily due to an increase in net regulatory assets and liabilities (primarily due to the impact of the TCJA and timing of rate recovery mechanisms), an increase in unbilled revenues (primarily due to weather and higher retail rates effective May 1, 2019), a decrease in accounts payable (primarily due to timing of payments) and a decrease in other current liabilities (primarily due to timing of payments), partially offset by an increase in accrued interest (primarily due larger debt balances and timing of interest payments).

•
The $151 million decrease in cash provided by other operating activities was primarily due to the $65 million transfer of excess benefits funds, in 2018, related to the favorable private letter ruling received by PPL from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay for medical claims of active bargaining unit employees, a decrease in non-current regulatory liabilities (primarily due to a $41 million TCJA liability in 2018) and an increase in ARO expenditures.

(PPL Electric)

PPL Electric's cash provided by operating activities in 2019 decreased $41 million compared with 2018.

•
Net income decreased $1 million between the periods and included an increase in non-cash components of $19 million. The increase in non-cash components was primarily due to a $28 million increase in depreciation expense (primarily due to additional assets placed into service, related to the ongoing efforts to ensure reliability of the delivery system and the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter program), partially offset by a $7 million decrease in deferred income taxes (due to book versus tax plant timing differences and Federal net operating losses, partially offset by a book to tax timing difference related to the TCJA regulatory liability).

•
The $68 million decrease in cash from changes in working capital was primarily due to an increase in unbilled revenue (primarily due to colder weather in the fourth quarter of 2017 compared with 2018), an increase in prepayments (primarily due to an increase in the 2019 gross receipts tax prepayment compared to 2018 and a 2018 state income tax overpayment to be applied to the 2019 state income tax liability), an increase in net regulatory assets and liabilities (due to timing of rate recovery mechanisms and colder weather in the fourth quarter of 2018 compared with the third quarter of 2019) and in increase in Other (primarily due to timing of payments for other current liabilities and a 2018 initiative to decrease material and supply levels), partially offset by a decrease in accounts receivable (primarily due to timing of receipts).

•	Defined benefit plan funding was $7 million lower in 2019.

•
The $2 million increase in cash provided by other operating activities was primarily due to a decrease in non-current regulatory liabilities (primarily due to a $41 million TCJA liability in 2018), partially offset by a decrease in non-current regulatory assets (due to timing of rate recovery mechanisms, amortization of storm costs incurred in the prior year and $22 million of storm costs incurred in 2018).

(LKE)

LKE's cash provided by operating activities in 2019 increased $26 million compared with 2018.

•
Net income increased $30 million between the periods and included an increase in non-cash charges of $59 million. The increase in non-cash charges was primarily driven by an increase in depreciation expense (primarily due to higher depreciation rates and additional assets placed into service, net of retirements).

•
The decrease in cash from changes in working capital was primarily driven by an increase in net regulatory assets and liabilities (primarily due to the impact of the TCJA and timing of rate recovery mechanisms), an increase in unbilled revenues (primarily due to weather and higher retail rates effective May 1, 2019) and a decrease in accounts payable (primarily due to timing of payments).

•	Defined benefit plan funding was $92 million lower in 2019.

•	The decrease in cash from LKE's other operating activities was primarily driven by an increase in ARO expenditures.

(LG&E)

LG&E's cash provided by operating activities in 2019 increased $7 million compared with 2018.

•
Net income was consistent between the periods and included an increase in non-cash charges of $24 million. The increase in non-cash charges was primarily driven by an increase in depreciation expense (primarily due to higher depreciation rates and additional assets placed into service, net of retirements).

•
The decrease in cash from changes in working capital was primarily driven by an increase in net regulatory assets and liabilities (primarily due to the impact of the TCJA and the timing of rate recovery mechanisms), an increase in unbilled revenues (primarily due to weather and higher retail rates effective May 1, 2019) and a decrease in accounts payable (primarily due to timing of payments).

•	Defined benefit plan funding was $53 million lower in 2019.

(KU)

KU's cash provided by operating activities in 2019 decreased $14 million compared with 2018.

•
Net income increased $12 million between the periods and included an increase in non-cash charges of $36 million. The increase in non-cash charges was primarily driven by an increase in depreciation expense (primarily due to higher depreciation rates and additional assets placed into service, net of retirements).

•
The decrease in cash from changes in working capital was primarily driven by an increase in net regulatory assets and liabilities (primarily due to the impact of the TCJA and timing of rate recovery mechanisms), an increase in unbilled revenues (primarily due to weather and higher retail rates effective May 1, 2019) and a decrease in accounts payable (primarily due to timing of payments).

•	Defined benefit plan funding was $50 million lower in 2019.

•	The decrease in cash from KU's other operating activities was primarily driven by an increase in ARO expenditures.

Investing Activities

Expenditures for Property, Plant and Equipment (All Registrants)

Investment in PP&E is the primary investing activity of the Registrants. The changes in cash used in expenditures for PP&E for the nine months ended September 30, 2019 compared with 2018 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Expenditures for PP&E	$147	$20	$65	$97	$(31)

For PPL, the decrease in expenditures was due to lower project expenditures at WPD, PPL Electric, LKE and LG&E, partially offset by higher project expenditures at KU. The decrease in expenditures at WPD was primarily due to a decrease in expenditures to enhance system reliability and a decrease in foreign currency exchange rates. The decrease in expenditures at PPL Electric was primarily due to timing differences on capital spending projects related to the ongoing efforts to improve reliability and replace aging infrastructure. The decrease in expenditures at LKE was primarily due to decreased spending for environmental water projects at LG&E's Mill Creek and Trimble County plants and KU's Ghent plant, offset by spending on various other projects at KU that are not individually significant.

Other Significant Changes in Components of Investing Activities (PPL Electric)

For PPL Electric, the changes in "Notes receivable with affiliates activity, net" resulted in funding of $546 million to affiliates for general corporate purposes.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the nine months ended September 30, 2019 compared with 2018 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$940	$(5)	$414	$99	$315
Debt issuance/retirement with affiliate, net		—	(250)	—	—
Stock issuances/redemptions, net	(629)	—	—	—	—
Dividends	(47)	(5)	—	(17)	29
Capital contributions/distributions, net	—	(29)	74	(18)	23
Change in short-term debt, net	(515)	—	(473)	(157)	(316)
Notes payable with affiliate		—	161	—	—
Other financing activities	(4)	(1)	(9)	(5)	(4)
Total	$(255)	$(40)	$(83)	$(98)	$47

See Note 8 to the Financial Statements in this Form 10-Q for information on 2019 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 8 to the Financial Statements in the Registrants' 2018 Form 10-K for information on 2018 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At September 30, 2019, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,550	$—	$996	$554
PPL Electric Credit Facility	650	—	1	649

LG&E Credit Facilities	500	—	99	401
KU Credit Facilities	400	—	2	398
Total LKE	900	—	101	799
Total U.S. Credit Facilities (a)	$3,100	$—	$1,098	$2,002
Total U.K. Credit Facilities (b)	£1,055	£216	£—	£840

(a)
The commitments under the U.S. credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 8%, PPL Electric - 6%, LKE - 7%, LG&E - 7% and KU - 7%.

(b)
The amounts borrowed at September 30, 2019 were a USD-denominated borrowing of $200 million and GBP-denominated borrowings of £51 million which equated to $62 million. The unused capacity reflects the USD denominated borrowing amount borrowed in GBP of £164 million as of the date borrowed. At September 30, 2019, the USD equivalent of unused capacity under the U.K. committed credit facilities was $1 billion.

The commitments under the U.K. credit facilities are provided by a diverse bank group, with no one bank providing more than 13% of the total committed capacity.

In September 2019, KU terminated its $198 million letter of credit facility in connection with the remarketing of variable rate debt to long-term mode bonds.

See Note 8 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed Capacity	Borrowed	Non-affiliate Used Capacity	Unused Capacity
LKE Credit Facility	$375	$129	$—	$246
LG&E Money Pool (a)	500	—	99	401
KU Money Pool (a)	500	—	2	498

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

Commercial Paper (All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facility. The following commercial paper programs were in place at September 30, 2019:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,500	$981	$519
PPL Electric	650	—	650

LG&E	350	99	251
KU	350	2	348
Total LKE	700	101	599
Total PPL	$2,850	$1,082	$1,768

Long-term Debt (All Registrants)

See Note 8 to the Financial Statements for information regarding the Registrants’ long-term debt activities.

(PPL)

Equity Securities Activities

ATM

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program; including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the three and nine months ended September 30, 2019.

Common Stock Dividends

In August 2019, PPL declared a quarterly common stock dividend, payable October 1, 2019, of 41.25 cents per share (equivalent to $1.65 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

The rating agencies have taken the following actions related to the Registrants and their subsidiaries during 2019:

(PPL)

In September 2019, Moody's and S&P assigned ratings of Baa1 and A- to WPD (East Midlands) £250 million of 1.75% Senior Notes due 2031.

(PPL, LKE and LG&E)

In March 2019, Moody’s and S&P assigned ratings of A1 and A to LG&E’s $400 million 4.25% First Mortgage Bonds due 2049. The bonds were issued April 1, 2019.

In March 2019, Moody’s and S&P assigned ratings of A1 and A to the County of Jefferson, Kentucky’s $128 million 1.85% Pollution Control Revenue Bonds, 2001 Series A, due 2033, previously issued on behalf of LG&E. The bonds were remarketed April 1, 2019.

In May 2019, Moody's assigned a rating of A1, and in June 2019, S&P assigned a rating of A to the County of Jefferson, Kentucky's $31 million 1.65% Series A Environmental Facilities Revenue Refunding Bonds, due 2033, previously issued on behalf of LG&E. The bonds were remarketed June 1, 2019.

In May 2019, Moody's assigned a rating of A1, and in June 2019, S&P assigned a rating of A to the County of Jefferson, Kentucky's $35 million 1.65% Series B Environmental Facilities Revenue Refunding Bonds, due 2033, previously issued on behalf of LG&E. The bonds were remarketed June 1, 2019.

In September 2019, Moody's and S&P assigned ratings of A1 and A to the County of Jefferson, Kentucky's $40 million 1.75% Pollution Control Revenue Bonds, 2005 Series A, due 2035, previously issued on behalf of LG&E.

(PPL, LKE and KU)

In March 2019, Moody’s assigned a rating of A1 and S&P assigned a rating of A to KU’s $300 million 4.375% First Mortgage Bonds due 2045. The bonds were issued April 1, 2019.

In August 2019, Moody's assigned a rating of A1, and in September 2019, S&P assigned a rating of A to the County of Carroll, Kentucky's $96 million 1.55% Pollution Control Revenue Refunding Bonds, 2016 Series A (Kentucky Utilities Company Project), due 2042, previously issued on behalf of KU. The bonds were remarketed September 3, 2019.

In August 2019, Moody's assigned a rating of A1, and in September 2019, S&P lowered its rating to A to the following bonds:

•	County of Carroll, Kentucky’s $50 million 1.75% Environmental Facilities Revenue Bonds, 2004 Series A due 2034;

•	County of Carroll, Kentucky’s $54 million 1.20% Environmental Facilities Revenue Refunding Bonds, 2006 Series B due 2034;

•	County of Carroll, Kentucky’s $78 million 1.20% Environmental Facilities Revenue Bonds, 2006 Series B due 2032;

•	County of Mercer, Kentucky’s $13 million 1.30% Solid Waste Disposal Facility Revenue Bonds, 2000 Series A due 2023.
The bonds, previously issued on behalf of KU, were remarketed September 3, 2019. S&P and Moody’s lowered their ratings as a result of KU's termination of the letters of credit that previously provided credit enhancement for these bonds. See Note 8 to the Financial Statements for additional information.

(PPL and PPL Electric)

In September 2019, Moody’s and S&P assigned ratings of A1 and A to PPL Electric’s $400 million 3.00% First Mortgage Bonds due 2049.

Ratings Triggers

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 15 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at September 30, 2019.

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

The following interest rate hedges were outstanding at September 30, 2019.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL
Cash flow hedges
Cross-currency swaps (c)	$702	$198	$(69)	2028
Economic hedges
Interest rate swaps (d)	147	(25)	(1)	2033
LKE
Economic hedges
Interest rate swaps (d)	147	(25)	(1)	2033
LG&E
Economic hedges
Interest rate swaps (d)	147	(25)	(1)	2033

(a)	Includes accrued interest, if applicable.

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at September 30, 2019 was insignificant for PPL, PPL Electric, LKE, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at September 30, 2019 is shown below.

10% Adverse Movement in Rates
PPL	$641
PPL Electric	198
LKE	198
LG&E	85
KU	104

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

The following foreign currency hedges were outstanding at September 30, 2019.

	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)	Maturities Ranging Through
Economic hedges (b)	£1,004	$220	$(105)	2020

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.

(b)	To economically hedge the translation risk of expected earnings denominated in GBP.

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

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. Changes in this exchange rate resulted in a foreign currency translation loss of $369 million for the nine months ended September 30, 2019, which primarily reflected a $599 million decrease to PP&E, a $114 million decrease to goodwill and a $16 million decrease to other net assets, partially offset by a $360 million decrease to long-term debt. Changes in this exchange rate resulted in a foreign currency translation loss of $330 million for the nine months ended September 30, 2018, which primarily reflected a $549 million decrease to PP&E and a $110 million decrease to goodwill, partially offset by a $319 million decrease to long-term debt and a $10 million decrease to other net liabilities. The impact of foreign currency translation is recorded in AOCI.

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

EPA’s CCR Rule (PPL, LKE, LG&E and KU)

Over the next several years, LG&E and KU anticipate undertaking extensive measures, including significant capital expenditures, to comply with the provisions of the EPA's CCR Rule. Although LG&E and KU have identified compliance strategies and are finalizing closure plans and schedules as required by the CCR Rule, remaining regulatory uncertainties could substantially impact current plans. As a result of a judicial settlement, legislative amendments, and the EPA's review of the current program, the EPA is in the process of undertaking significant revisions to the CCR Rule. In July 2018, the EPA published certain amendments to the CCR Rule which include extending the deadline for commencement of closure of certain impoundments to October 2020. The EPA released additional proposed amendments to the rule on November 4, 2019, with further proposed amendments expected in the future. In August 2018, the D.C. Circuit Court of Appeals vacated and remanded portions of the CCR Rule, including provisions allowing unlined impoundments to continue operating and provisions exempting certain inactive impoundments from regulation. The exact impact of the judicial decision will be highly dependent on the EPA's rulemaking actions on remand and any subsequent legal challenges. LG&E and KU are evaluating the specific plan impacts of developments to date and will continue to monitor the EPA's ongoing regulatory proceedings.

In connection with the final CCR Rule, LG&E and KU recorded adjustments to existing AROs beginning in 2015 and continue to record adjustments as required. See Note 16 in this Form 10-Q and Note 19 to the Financial Statements in the Registrants’ 2018 Form 10-K for additional information on AROs. LG&E and KU continue to perform technical evaluations related to their plans to close impoundments at all their generating plants. Although LG&E and KU believe their recorded liabilities appropriately reflect their obligations under current rules, changes to current compliance strategies as a result of ongoing regulatory proceedings or other developments could result in additional closure costs. It is not currently possible to determine the magnitude of any potential cost increases related to changes in compliance strategies or plans, and the timing of future cash outflows are indeterminable at this time. As rules are revised, technical evaluations are completed, and the timing and details of impoundment closures develop further on a plant by-plant basis, LG&E and KU will update their cost estimates and record any changes as necessary to their ARO liability, which could be material. These costs are subject to rate recovery.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2019, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the third quarter of 2019 see:

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

*1(a)	-	Final Terms, dated September 5, 2019, of Western Power Distribution (East Midlands) plc £250,000,000 Fixed Rate Notes due 2031 under the £4,000,000,000 Euro Medium Term Note Programme
4(a)	-
Supplemental Indenture No. 21, dated as of September 1, 2019, of PPL Electric Utilities Corporation to The Bank of New York Mellon, as Trustee (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 6, 2019)

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2019, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2019, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	November 5, 2019	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	November 5, 2019	/s/ Stephen K. Breininger
Stephen K. Breininger Vice President-Finance and Regulatory Affairs and Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	November 5, 2019	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)