Form 10-K
period 2019-12-31
PPL Corp; PPL ELECTRIC UTILITIES CORP; LOUISVILLE GAS & ELECTRIC CO /KY/; KENTUCKY UTILITIES CO; LG&E & KU Energy LLC
filed 2020-02-14
CIK 922224, 317187, 60549, 55387, 1518339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

	FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
	OF 1934 for the fiscal year ended	December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
	OF 1934 for the transition period from	_________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

1-11459	PPL Corporation			23-2758192
(Exact name of Registrant as specified in its charter)
Pennsylvania
Two North Ninth Street
	Allentown,	PA	18101-1179
	(610)	774-5151

1-905	PPL Electric Utilities Corporation			23-0959590
(Exact name of Registrant as specified in its charter)
Pennsylvania
Two North Ninth Street
	Allentown,	PA	18101-1179
	(610)	774-5151

333-173665	LG&E and KU Energy LLC			20-0523163
(Exact name of Registrant as specified in its charter)
Kentucky
220 West Main Street
	Louisville,	KY	40202-1377
	(502)	627-2000

1-2893	Louisville Gas and Electric Company			61-0264150
(Exact name of Registrant as specified in its charter)
Kentucky
220 West Main Street
	Louisville,	KY	40202-1377
	(502)	627-2000

1-3464	Kentucky Utilities Company			61-0247570
(Exact name of Registrant as specified in its charter)
Kentucky and Virginia
One Quality Street
	Lexington,	KY	40507-1462
	(502)	627-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s):	Name of each exchange on which registered
Common Stock of PPL Corporation	PPL	New York Stock Exchange

Junior Subordinated Notes of PPL Capital Funding, Inc.
2007 Series A due 2067	PPL/67	New York Stock Exchange
2013 Series B due 2073	PPX	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock of PPL Electric Utilities Corporation

Indicate by check mark if the registrants are a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

PPL Corporation	Yes	☒	No	☐
PPL Electric Utilities Corporation	Yes	☐	No	☒
LG&E and KU Energy LLC	Yes	☐	No	☒
Louisville Gas and Electric Company	Yes	☐	No	☒
Kentucky Utilities Company	Yes	☐	No	☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PPL Corporation	Yes	☐	No	☒
PPL Electric Utilities Corporation	Yes	☐	No	☒
LG&E and KU Energy LLC	Yes	☐	No	☒
Louisville Gas and Electric Company	Yes	☐	No	☒
Kentucky Utilities Company	Yes	☐	No	☒

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

As of June 28, 2019, PPL Corporation had 721,840,206 shares of its $0.01 par value Common Stock outstanding. The aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $22,384,264,788. As of January 31, 2020, PPL Corporation had 767,813,625 shares of its $0.01 par value Common Stock outstanding.

As of January 31, 2020, PPL Corporation held all 66,368,056 outstanding common shares, no par value, of PPL Electric Utilities Corporation.

PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

As of January 31, 2020, LG&E and KU Energy LLC held all 21,294,223 outstanding common shares, no par value, of Louisville Gas and Electric Company.

As of January 31, 2020, LG&E and KU Energy LLC held all 37,817,878 outstanding common shares, no par value, of Kentucky Utilities Company.

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

PPL Corporation has incorporated herein by reference certain sections of PPL Corporation's 2020 Notice of Annual Meeting and Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019. Such Statements will provide the information required by Part III of this Report.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2019

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

PPL WPD Limited - an indirect U.K. subsidiary of PPL Global and an indirect parent to WPD plc.

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

ADIT - accumulated deferred income tax.

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

CPI - consumer price index, a measure of inflation in the U.K. published monthly by the Office for National Statistics.

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

DSO - Distribution System Operation in the U.K. is the effective delivery of a range of functions and services that need to happen to run a smart electricity distribution network. These functions cover long-term network planning; operations, real-time processes and planning, and markets and settlement. This does not focus on a single party as an operator; but recognizes roles for a range of parties to deliver DSO.

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

v

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

RPI - retail price index, a measure of inflation in the U.K. published monthly by the Office for National Statistics.

RTO - Regional Transmission Operator, an electric power transmission system operator that coordinates, controls and monitors a multi-state electric grid.

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

Forward-looking Information

Statements contained in this Annual Report concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in "Item 1A. Risk Factors" and in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report, the following are among the important factors that could cause actual results to differ materially and adversely from the forward-looking statements:

•	the outcome of rate cases or other cost recovery or revenue proceedings;

•	changes in U.S. state or federal or U.K. tax laws or regulations;

•	the direct or indirect effects on PPL or its subsidiaries or business systems of cyber-based intrusion or the threat of cyber attacks;

•	significant decreases in demand for electricity in the U.S.;

•	expansion of alternative and distributed sources of electricity generation and storage;

•	changes in foreign currency exchange rates for British pound sterling and the related impact on unrealized gains and losses on PPL's foreign currency economic hedges;

•	the effectiveness of our risk management programs, including foreign currency and interest rate hedging;

•	non-achievement by WPD of performance targets set by Ofgem;

•	the effect of changes in RPI on WPD's revenues and index linked debt;

•	developments related to the U.K.'s withdrawal from the European Union and any responses thereto;

•	the amount of WPD's pension deficit funding recovered in revenues after March 31, 2021, following the triennial pension review which began in March 2019 and is due to conclude at the end of 2020;

•	defaults by counterparties or suppliers for energy, capacity, coal, natural gas or key commodities, goods or services;

•	capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;

•	a material decline in the market value of PPL's equity;

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

PPL's principal subsidiaries at December 31, 2019 are shown below (* denotes a Registrant).

PPL Corporation*

PPL Capital Funding Provides financing for the operations of PPL and certain subsidiaries

PPL Global Engages in the regulated distribution of electricity in the U.K.	LKE*	PPL Electric* Engages in the regulated transmission and distribution of electricity in Pennsylvania

LG&E* Engages in the regulated generation, transmission, distribution and sale of electricity and the regulated distribution and sale of natural gas in Kentucky		KU* Engages in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky

U.K. Regulated Segment	Kentucky Regulated Segment	Pennsylvania Regulated Segment

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

LG&E and KU Energy LLC, acquired in 2010 and headquartered in Louisville, Kentucky, is a wholly owned subsidiary of PPL and a holding company that owns regulated utility operations through its subsidiaries, LG&E and KU, which constitute substantially all of LKE's assets. LG&E and KU are engaged in the generation, transmission, distribution and sale of electricity. LG&E also engages in the distribution and sale of natural gas. LG&E and KU maintain separate corporate identities and serve customers in Kentucky under their respective names. KU also serves customers in Virginia under the Old Dominion Power name. LKE, formed in 2003, is the successor to a Kentucky entity incorporated in 1989.

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

Segment Information

(PPL)

PPL is organized into three reportable segments as depicted in the chart above: U.K. Regulated, Kentucky Regulated, and Pennsylvania Regulated. The U.K. Regulated segment has no related subsidiary Registrants. PPL's other reportable segments' results primarily represent the results of its related subsidiary Registrants, except that the reportable segments are also allocated certain corporate level financing costs that are not included in the results of the applicable subsidiary Registrants. PPL also has corporate and other costs, primarily including financing costs incurred at the corporate level that have not been allocated or assigned to the segments, as well as certain other unallocated costs. The financial results of Safari Energy are also reported within Corporate and Other.

A comparison of PPL's three regulated segments is shown below.

		Kentucky	Pennsylvania
	U.K. Regulated	Regulated	Regulated
For the year ended December 31, 2019:
Operating Revenues (in billions)	$2.2	$3.2	$2.4
Net Income (in millions)	$977	$436	$458
Electricity delivered (GWh)	72,061	31,368	37,024
At December 31, 2019:
Regulatory Asset Base (in billions) (a)	$10.3	$10.4	$7.6
Service area (in square miles)	21,600	9,400	10,000
End-users (in millions)	7.9	1.3	1.4

(a)	Represents RAV for U.K. Regulated, capitalization for Kentucky Regulated and rate base for Pennsylvania Regulated.

See Note 2 to the Financial Statements for additional financial information by segment.

(PPL Electric, LKE, LG&E and KU)

PPL Electric has two operating segments that are aggregated into a single reportable segment. LKE, LG&E and KU are individually single operating and reportable segments.

U.K. Regulated Segment (PPL)

The U.K. Regulated segment consists of PPL Global, which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from British pound sterling into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs and acquisition-related financing costs.

WPD operates four of the 14 Ofgem regulated DNOs providing electricity service in the U.K. through indirect wholly owned subsidiaries: WPD (South West), WPD (South Wales), WPD (East Midlands) and WPD (West Midlands). The number of network customers (end-users) served by WPD totals 7.9 million across 21,600 square miles in south Wales and southwest and central England. See Note 3 to the Financial Statements for revenue information. WPD's operating revenues are translated from GBP to U.S. dollars using the average exchange rates in effect each month. The annual weighted average of the monthly GBP to U.S. dollar exchange rates used for the years ended December 2019, 2018 and 2017 were $1.28 per GBP, $1.34 per GBP, and $1.28 per GBP.

Franchise and Licenses

WPD’s operations are regulated by Ofgem under the direction of the Gas and Electricity Markets Authority. Ofgem is a non-ministerial government department and an independent National Regulatory Authority responsible for protecting the interests of existing and future electricity and natural gas consumers. The Electricity Act 1989 provides the fundamental framework for electricity companies and established licenses that require each DNO to develop, maintain and operate efficient distribution networks. WPD’s operations are regulated under these licenses which set the outputs WPD needs to deliver to customers and associated revenues WPD is allowed to earn. WPD operates under a regulatory year that begins April 1 and ends March 31 of each year.

Ofgem has the formal power to propose modifications to each distribution license; however, licensees can appeal such changes to the U.K.’s Competition and Markets Authority. Generally, any potential changes to these licenses are reviewed with stakeholders in a formal regulatory consultation process prior to a formal change proposal.

Competition

Although WPD operates in non-exclusive concession areas in the U.K., it currently faces little competition with respect to end-users connected to its network. WPD's four DNOs are, therefore, regulated monopolies, operating under regulatory price controls.

Customers

WPD provides regulated electricity distribution services to licensed third-party energy suppliers who use WPD's networks to transfer electricity to their customers, the end-users. WPD bills energy suppliers for this service and the supplier is responsible for billing its end-users. Ofgem requires that all licensed electricity distributors and suppliers become parties to the Distribution Connection and Use of System Agreement. This agreement specifies how creditworthiness will be determined and, as a result, whether a supplier needs to collateralize its payment obligations.

WPD’s costs make up approximately 17% of a U.K. residential end-user's electricity bill.

U.K. Regulation and Rates

Overview

Ofgem has adopted a price control regulatory framework with a balanced objective of enhancing and developing future electricity networks, controlling costs to customers and allowing DNOs, such as WPD's DNOs, to earn a fair return on their investments. This regulatory structure is focused on outputs and performance in contrast to traditional U.S. utility ratemaking that operates under a cost recovery model. Price controls are established based on long-term business plans developed by each DNO with substantial input from its stakeholders. To measure the outputs and performance, each DNO business plan includes incentive targets that allow for increases and/or reductions in revenues based on operational performance, which are intended to align returns with quality of service, innovation and customer satisfaction.

For comparative purposes, amounts listed below are in British pounds sterling, nominal prices and in calendar years unless otherwise noted.

Key Ratemaking Mechanisms

PPL believes the U.K. electricity utility model is a premium jurisdiction in which to do business due to its significant stakeholder engagement, incentive-based structure and high-quality ratemaking mechanisms.

Current Price Control: RIIO-ED1

WPD currently operates under an eight-year price control called RIIO-ED1, which commenced for electricity distribution companies on April 1, 2015. The regulatory framework is based on an updated approach for sustainable network regulation known as the "RIIO" model where Revenue = Incentives + Innovation + Outputs.

In coordination with numerous stakeholders, WPD developed its business plans for RIIO-ED1 building off its historical track record and long-term strategy of delivering industry-leading levels of performance at an efficient level of cost. As a result, all four of WPD’s DNOs' business plans were accepted by Ofgem as "well justified" and were "fast-tracked" ahead of all other DNOs. WPD's DNOs were rewarded for being fast-tracked with preferential financial incentives, a higher return on equity and higher cost savings retention under their business plans as discussed further below. However, an unintended consequence of being fast-tracked resulted in WPD being disadvantaged from a cost of debt recovery standpoint, as further discussed within “(2) Real Return on capital from RAV” below.

WPD's combined RIIO-ED1 business plans as accepted by Ofgem included funding for total expenditures of approximately £12.8 billion (nominal) over the eight-year period, as follows:

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

The chart below illustrates the building blocks of allowed revenue and GAAP net income for the U.K. Regulated Segment. The revenue components are shown in either 2012/13 prices or nominal prices, consistent with the formulas Ofgem established for RIIO-ED1. The reference numbers shaded in each block correspond with the descriptions that follow.

(a)	Primarily pension deficit funding, pass through costs, profiling adjustments and legacy price control adjustments.

(b)	Primarily pass through true-ups and £5 per residential customer reduction completed in the regulatory year ended March 31, 2017.

(c)	Reference Form 8-K filed February 14, 2020 for U.K. Regulated Segment GAAP Statement of Income component values.

(d)	Includes the service cost component of GAAP pension costs/income. See “Defined Benefits, Net periodic defined benefit costs (credits)” in Note 11 to the Financial Statements.

(e)	Primarily property taxes.

(f)	Primarily includes the non-service cost (credit) components of GAAP pension costs/income and gains and losses on foreign currency hedges.

(g)	Includes WPD interest and $32 million of allocated interest expense to finance the acquisition of WPD Midlands.

(h)	GAAP income taxes represent an effective tax rate of 16% for 2019, 17% for 2018, 19% for 2017 and approximately 17% going forward.

(1) Base Revenue

The base revenue a DNO can collect in each year of the current price control period is the sum of the following, discussed further below:

•	a return on capital from RAV;

•	a return of capital from RAV (i.e., depreciation);

•	the Fast pot recovery, see discussion “(4) Expenditure efficiency mechanisms” below;

•	an allowance for cash taxes paid less a potential reduction for tax benefits from excess leverage if a DNO is levered more than 65% Debt/RAV;

•	pension deficit funding;

•	certain pass-through costs over which the DNO has no control;

•	profiling adjustments, see discussion “(6) Other revenue included in base revenue” below;

•	certain legacy price control adjustments from preceding price control periods, including the information quality incentive (also known as the rolling RAV incentive); and

•	fast-track incentive - because WPD's four DNOs were fast-tracked through the price control review process for RIIO-ED1, their base revenue also includes the fast-track incentive.

(2) Real Return on capital from RAV

Real-time returns on cost of regulated equity (real) - Ofgem establishes an allowed return on regulated equity that DNOs earn in their base business plan revenues as a consideration of the financial parameters for each RIIO-ED1 business plan. For WPD, the base cost of equity collected in revenues was set at 6.4% (real). Base equity returns exclude inflation adjustments, allowances for incentive rewards/penalties and over/under collections driven by cost efficiencies. WPD’s DNO base equity returns are calculated using an equity ratio of 35% of RAV. The equity ratio was reviewed and set during the RIIO-ED1 business plan process taking various stakeholder impacts into consideration such as costs to consumers, credit ratings and investor needs. The amounts of base real equity return for 2019, 2018 and 2017 were £168 million, £160 million and £151 million.

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

Over the 8-year RIIO-ED1 period WPD is expected to under-recover its cost of debt at the four DNOs, based upon the latest inflation assumptions and projected 10-year iBoxx bond indices rates, by approximately £231 million primarily driven by the previously discussed differing cost of debt recovery calculations. Under the terms of the fast track process, fast tracked companies were not supposed to be disadvantaged financially to slow track companies. It is currently uncertain, however, if WPD will be able to recover any of this under-recovery in the next price control period, RIIO-ED2, beginning April 1, 2023.

Interest costs relating to long-term debt issued at WPD’s holding companies are not recovered in revenues and for 2019, 2018 and 2017 were approximately £57 million, £46 million and £49 million.

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

Compared to asset lives established for GAAP, asset lives established for ratemaking are set by Ofgem based on economic lives which results in improved DNO near-term revenues and cash flows during investment cycles. Under U.K. regulation prior to RIIO-ED1, electric distribution assets were depreciated on a 20-year asset life for the purpose of setting revenues. After review and consultation, Ofgem decided to use 45-year asset lives for RAV additions after April 1, 2015, with transitional arrangements available for DNOs fully demonstrating a need to ensure financeable plans. WPD adopted a transition that has a linear increase in asset lives from 20 to 45 years for additions to RAV in each year of RIIO-ED1 (with additions averaging a life of approximately 35 years over this period), which adds support to its credit metrics. RAV additions prior to March 31, 2015 continue to be recovered in revenues over 20 years.

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

This regulatory construct, in combination with the different assets lives used for ratemaking and GAAP, results in amounts collected by WPD as recovery of depreciation in revenues being significantly higher than the amounts WPD recorded for depreciation expense under GAAP. For 2019, 2018 and 2017, this difference was £450 million, £444 million and £424 million (pre-tax) and positively impacted net income. The difference is expected to continue in the £400 million to £450 million (pre-tax) range at least through 2022 (the last full calendar year of RIIO-ED1), assuming RPI of approximately 3.0% per year from 2020 through 2022 and based on expected RAV additions of approximately £800 million per year to prepare the distribution system for future U.K. energy objectives while maintaining premier levels of reliability and customer service.

(4) Expenditure efficiency mechanisms - Ofgem introduced the concept of Totex in RIIO to ensure all DNOs face equal incentives in choosing between operating and capital solutions. Totex is split between immediate recovery (called "Fast pot") and deferred recovery as an addition to RAV (called "Slow pot"). The ratio of Slow pot to Fast pot was determined by each DNO in its business plan development. WPD established a Totex split of 80% Slow pot and 20% Fast pot for RIIO-ED1 to balance maximizing RAV growth with immediate cost recovery to support investment grade credit ratings. Comparatively, other DNOs on average used a ratio of approximately 70% Slow pot and 30% Fast pot for RIIO-ED1.

Ofgem also allows a Totex Incentive Mechanism that is intended to reward DNOs for cost efficiency. WPD's DNOs are able to retain 70% of any amounts not spent against their RIIO-ED1 plan and bear 70% of any over-spends. Any amounts to be returned to customers are trued up in the AIP discussed below.

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

	2019	2018	2017
Taxes collected in revenues	£56	£58	£57
Taxes recorded under GAAP	167	156	139

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

In addition, WPD recovers approximately 80% of pension deficit funding for certain of WPD's defined benefit pension plans in conjunction with actual costs similar to the Fast pot mechanism. The pension deficit is determined by the pension trustees on a triennial basis in accordance with their funding requirements. Pension deficit funding recovered in revenues was £151 million, £147 million and £142 million in 2019, 2018 and 2017. WPD expects similar amounts to be collected in revenues through March 31, 2021, but cannot predict amounts that will be collected in revenues beyond then as the plans are approaching a fully funded status. The current triennial pension review commenced in March 2019 and is expected to conclude by the end of 2020.

See Note 11 to the Financial Statements for additional information on pension costs/income recognized under GAAP.

Recovery of pass through costs - WPD recovers certain pass-through costs over which the DNO has no control such as property taxes, National Grid transmission charges and Ofgem fees. Although these items are intended to be pass-through charges there could be timing differences, primarily related to property taxes, as to when amounts are collected in revenues and when amounts are expensed in the Statements of Income. WPD over-collected property taxes by £37 million, £38 million and £19 million in 2019, 2018 and 2017. WPD expects to continue to over-recover property taxes until the end of RIIO-ED1. Amounts under-or over-recovered in revenues in a regulatory year are trued up through revenues two regulatory years later.

Profiling adjustments - Ofgem permitted DNOs the flexibility to make profiling adjustments to their base revenues within their business plans. These adjustments do not affect the total base revenue in real terms over the eight-year price control period, but change the year in which the revenue is collected. In the first year of RIIO-ED1, WPD’s base revenue decreased by 11.8% compared to the final year of the prior price control period (DPCR5), primarily due to a change in profiling methodology and a lower weighted-average cost of capital. Base revenue then increased by approximately 2.5% per annum before inflation for regulatory years up to March 31, 2019 and will increase by approximately 1% per annum before inflation for each regulatory year thereafter for the remainder of RIIO-ED1.

(7) Incentives for developing high-quality business plans (known as fast-tracking) - For RIIO-ED1, Ofgem incentivized DNOs with certain financial rewards to develop "well justified" business plans that drive value to customers. WPD was awarded the following fast-track incentives:

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

•
The MOD provided by Ofgem in November 2017 for the 2016/17 regulatory year was a £39 million reduction to revenue that reduced base revenue in calendar years 2018 and 2019 by £26 million and £13 million.

•
The MOD provided by Ofgem in November 2018 for the 2017/18 regulatory year was a £42 million reduction to revenue that reduced base revenue in calendar year 2019 by £28 million and will reduce base revenue in calendar year 2020 by £14 million.

•
The MOD provided by Ofgem in November 2019 for the 2018/19 regulatory year was an £81 million reduction to revenue that will reduce base revenue in calendar years 2020 and 2021 by £54 million and £27 million.

•	The projected MOD for the 2019/20 regulatory year is a £128 million reduction to revenue that is expected to reduce base revenue in calendar years 2021 and 2022 by £85 million and £43 million.

TRU - As discussed below in "(10) Inflation adjusted, multi-year rate cycle," the base revenue for the RIIO-ED1 period was set based on 2012/13 prices. Therefore, an inflation factor as determined by forecasted RPI, provided by HM Treasury, is applied to base revenue. Forecasted RPI is trued up to actuals and affects future base revenue two regulatory years later. This revenue change is called the "TRU" adjustment.

•	The TRU for the 2015/16 regulatory year was a £31 million reduction to revenue that reduced base revenue in calendar years 2017 and 2018 by £21 million and £10 million.

•	The TRU for the 2016/17 regulatory year was a £6 million reduction to revenue that reduced base revenue in calendar years 2018 and 2019 by £4 million and £2 million.

•
The TRU for the 2017/18 regulatory year was a £4 million increase to revenue that increased base revenue in calendar year 2019 by £3 million and will increase base revenue in calendar year 2020 by £1 million.

•	The TRU for the 2018/19 regulatory year was a £2 million reduction to revenue that will reduce base revenue in calendar years 2020 and 2021 by £1 million.

•	The projected TRU for the 2019/20 regulatory year is a £13 million reduction to revenue that is expected to reduce base revenue in calendar years 2021 and 2022 by £9 million and £4 million.

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

	Incentive Received	Calendar Year Ended Incentive
Calendar Year Ended Incentive Earned	(in millions)	Included in Revenue
2015	£79	2017
2016	76	2018
2017	72	2019
2018	78	2020
2019 (a)	75-85	2021
2020 (a)	75-85	2022

(a)	Reflects projected incentive revenues.

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

•	The K-factor for the 2015/16 regulatory year was a £4 million under-recovery that increased allowed revenue in calendar years 2017 and 2018 by £3 million and £1 million.

•	The K-factor for the 2016/17 regulatory year was a £23 million over-recovery that reduced allowed revenue in calendar years 2018 and 2019 by £15 million and £8 million.

•
The K-factor for the 2017/18 regulatory year was a £3 million over-recovery that reduced allowed revenue in calendar year 2019 by £2 million and will reduce allowed revenue in calendar year 2020 by £1 million.

•	The K-factor for the 2018/19 regulatory year was a £16 million over-recovery that will reduce allowed revenue in calendar years 2020 and 2021 by £11 million and £5 million.

•	The projected K-factor for the 2019/20 regulatory year is a £20 million under-recovery that is expected to increase allowed revenue in calendar years 2021 and 2022 by £13 million and £7 million.

Historically, tariffs have been set a minimum of three months prior to the beginning of the regulatory year (April 1). In 2015, Ofgem determined that, beginning with the 2017/18 regulatory year, tariffs would be established a minimum of fifteen months in advance. This change will potentially increase volatility in future revenue forecasts due to the need to forecast components of allowed revenue including MOD, TRU, K-factor and incentive revenues.

(13) Other Allowed Revenue - Other Allowed Revenue primarily consists of pass through true-ups and a £5 per residential customer reduction completed in the regulatory year ended March 31, 2017. For a discussion on property tax true-ups, see recovery of pass through costs in "(6) Other revenue included in base revenue" above.

In the 2016/17 regulatory year, WPD recovered a £5 per residential network customer reduction given through reduced tariffs in 2014/15. As a result, revenues were positively affected in calendar year 2017 by £13 million.

(14) GAAP Operating Revenue - Operating revenue under GAAP primarily consists of allowed revenue, which has been converted to rates and earned as electricity was delivered in the calendar year, converted to U.S. dollars. It also includes miscellaneous revenue primarily from engineering recharge work and ancillary activity revenue. Engineering recharge is work performed for a third party by WPD which is not for general network maintenance or to increase reliability. Examples are diversions and running new lines and equipment for a new housing complex. Ancillary activity revenue includes revenue primarily from WPD’s Telecoms and Property companies. The amounts of miscellaneous revenue for 2019, 2018 and 2017 were £115 million, £115 million and £90 million. The margin or profit on these activities, however, was not significant.

(15) Currency Hedging - Earnings generated by PPL's U.K. subsidiaries are subject to foreign currency translation risk. Due to the significant earnings contributed from WPD, PPL enters into foreign currency contracts to economically hedge the value of the GBP versus the U.S. dollar. These hedges do not receive hedge accounting treatment under GAAP. See "Overview - Financial and Operational Developments - U.K. Membership in European Union" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of U.K. earnings hedging activity.

GAAP Accounting implications

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

See "Revenue Recognition" in Note 1 to the Financial Statements for additional information.

See "Overview - Financial and Operational Developments - RIIO-2 Framework" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on the RIIO-2 Framework which will commence on April 1, 2023.

Kentucky Regulated Segment (PPL)

The Kentucky Regulated segment consists of the operations of LKE, which owns and operates regulated public utilities engaged in the generation, transmission, distribution and sale of electricity and distribution and sale of natural gas, representing primarily the activities of LG&E and KU. In addition, certain acquisition-related financing costs are allocated to the Kentucky Regulated segment.

(PPL, LKE, LG&E and KU)

LG&E and KU, direct subsidiaries of LKE, are engaged in the regulated generation, transmission, distribution and sale of electricity in Kentucky and, in KU's case, also Virginia. LG&E also engages in the distribution and sale of natural gas in Kentucky. LG&E provides electricity service to approximately 418,000 customers in Louisville and adjacent areas in Kentucky, covering approximately 700 square miles in nine counties and provides natural gas service to approximately 329,000 customers in its electricity service area and eight additional counties in Kentucky. KU provides electric service to approximately 530,000 customers in 77 counties in central, southeastern and western Kentucky and approximately 28,000 customers in five counties in southwestern Virginia, covering approximately 4,800 non-contiguous square miles. KU also sells wholesale electricity to two municipalities in Kentucky under load following contracts. See Note 3 to the Financial Statements for revenue information.

Franchises and Licenses

LG&E and KU provide electricity delivery service, and LG&E provides natural gas distribution service, in their respective service territories pursuant to certain franchises, licenses, statutory service areas, easements and other rights or permissions granted by state legislatures, cities or municipalities or other entities.

Competition

There are currently no other electric public utilities operating within the electricity service areas of LKE. From time to time, bills are introduced into the Kentucky General Assembly which seek to authorize, promote or mandate increased distributed generation, customer choice or other developments. Neither the Kentucky General Assembly nor the KPSC has adopted or approved a plan or timetable for retail electric industry competition in Kentucky. The nature or timing of legislative or regulatory actions, if any, regarding industry restructuring and their impact on LKE, which may be significant, cannot currently be predicted. Virginia, formerly a deregulated jurisdiction, has enacted legislation that implemented a hybrid model of cost-based regulation. KU's operations in Virginia have been and remain regulated.

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

Power Supply

At December 31, 2019, LKE owned generating capacity of 7,561 MW, of which 2,786 MW related to LG&E and 4,775 MW related to KU. See "Item 2. Properties - Kentucky Regulated Segment" for a complete list of LKE's generating facilities.

The system capacity of LKE's owned or controlled generation is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changes in circumstances.

During 2019, LKE's power plants generated the following amounts of electricity:

	GWh
Fuel Source	LKE	LG&E	KU
Coal	25,348	11,336	14,012
Gas	6,558	1,608	4,950
Hydro	357	251	106
Solar	18	7	11
Total (a)	32,281	13,202	19,079

(a)	This generation represents decreases for LKE, LG&E and KU of 6.6%, 3.2% and 8.8% from 2018 output.

The majority of LG&E's and KU's generated electricity was used to supply their retail customer bases.

LG&E and KU jointly dispatch their generation units with the lowest cost generation used to serve their customers. When LG&E has excess generation capacity after serving its own customers and its generation cost is lower than that of KU, KU purchases electricity from LG&E and vice versa.

As a result of environmental requirements and energy efficiency measures, KU retired two older coal-fired electricity generating units at the E.W. Brown plant in February 2019 with a combined summer rating capacity of 272 MW.

LG&E and KU received approval from the KPSC to develop a 4 MW Solar Share facility to service a Solar Share program. The Solar Share program is a voluntary program that allows customers to subscribe capacity in the Solar Share facility. Construction commences, in 500-kilowatt phases, when subscription is complete. The first 500-kilowatt phase was constructed in 2019. The subscription for the second 500-kilowatt phase was completed in 2019, with expected construction to be completed in 2020. LG&E and KU continue to market the program and have started receiving subscriptions for the third 500-kilowatt phase.

On January 23, 2020, LG&E and KU applied to the KPSC for approval of arrangements relating to the purchase of 100 MW of solar power in connection with the Green Tariff option established in the most recent Kentucky base rate cases. Pursuant to the agreements, LG&E and KU would purchase the initial 20 years of output of a proposed third-party solar generation facility and resell the bulk of the power as renewable energy to two large industrial customers and use the remaining power for other customers. The transactions are subject to KPSC approval and other standard conditions. PPL, LKE, LG&E and KU do not anticipate that these arrangements will have a significant impact on their results of operations or financial condition.

Fuel Supply

Coal and natural gas will continue to be the predominant fuels used by LG&E and KU for generation for the foreseeable future. Natural gas used for generation is primarily purchased using contractual arrangements separate from LG&E's natural gas distribution operations. Natural gas and oil are also used for intermediate and peaking capacity and flame stabilization in coal-fired boilers.

Fuel inventory is maintained at levels estimated to be necessary to avoid operational disruptions at coal-fired generating units. Reliability of coal deliveries can be affected from time to time by a number of factors including fluctuations in demand, coal mine production issues and other supplier or transporter operating difficulties.

LG&E and KU have entered into coal supply agreements with various suppliers for coal deliveries through 2024 and augment their coal supply agreements with spot market purchases, as needed.

For their existing units, LG&E and KU expect, for the foreseeable future, to purchase most of their coal from western Kentucky, southern Indiana and southern Illinois. LG&E and KU continue to purchase certain quantities of ultra-low sulfur content coal from Wyoming for blending at Trimble County Unit 2. Coal is delivered to the generating plants primarily by barge and rail.

To enhance the reliability of natural gas supply, LG&E and KU have secured firm long-term pipeline transport capacity with contracts of various durations from 2020 to 2024 on the interstate pipeline serving Cane Run Unit 7. This pipeline also serves the six simple cycle combustion turbine units located at the Trimble County site as well as three other simple cycle units at the Paddy's Run site. For the seven simple cycle combustion turbines at the E.W. Brown facility, no firm long-term pipeline transport capacity has been purchased due to the facility being interconnected to two pipelines and some of the units having dual fuel capability.

LG&E and KU have firm contracts for a portion of the natural gas fuel for Cane Run Unit 7 through February 2022. The bulk of the natural gas fuel remains purchased on the spot market.

(PPL, LKE and LG&E)

Natural Gas Distribution Supply

Five underground natural gas storage fields, with a current working natural gas capacity of approximately 15 billion cubic feet (Bcf), are used to provide natural gas service to LG&E's firm sales customers. Natural gas is stored during the summer season for withdrawal during the following winter heating season. Without this storage capacity, LG&E would need to purchase additional natural gas and pipeline transportation services during winter months when customer demand increases and the prices for natural gas supply and transportation services are expected to be higher. At December 31, 2019, LG&E had 12 Bcf of natural gas stored underground with a carrying value of $35 million.

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

LG&E purchases natural gas supply transportation services from two pipelines. LG&E has contracts with one pipeline that are subject to termination by LG&E between 2021 and 2025. Total winter season capacity under these contracts is 184,900 MMBtu/day and summer season capacity is 60,000 MMBtu/day. With this same pipeline, LG&E also has another contract for pipeline capacity through 2026 for 60,000 MMBtu/day during both the winter and summer seasons. LG&E has a single contract with a second pipeline with a total capacity of 20,000 MMBtu/day during both the winter and summer seasons that expires in 2023.

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

KU's rates to municipal customers for wholesale power requirements are calculated based on annual updates to a formula rate that utilizes a return on rate base (net utility plant plus working capital less accumulated deferred income taxes and miscellaneous deductions). As all regulatory assets and liabilities are excluded from the return on rate base utilized in the development of municipal rates, no return is earned on the related assets. In April 2014, certain municipalities submitted notices of termination to cease taking power under the wholesale requirements contracts. KU's service to eight municipalities terminated effective April 30, 2019. KU continues to provide service to two municipalities.

See "Financial and Operational Developments" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the Financial Statements for additional information on current rate proceedings and rate mechanisms.

Pennsylvania Regulated Segment (PPL)

The Pennsylvania Regulated segment consists of PPL Electric, a regulated public utility engaged in the distribution and transmission of electricity.

(PPL and PPL Electric)

PPL Electric delivers electricity to approximately 1.4 million customers in a 10,000-square mile territory in 29 counties within eastern and central Pennsylvania. PPL Electric also provides electricity to retail customers in this territory as a PLR under the Customer Choice Act. See Note 3 to the Financial Statements for revenue information.

Franchise, Licenses and Other Regulations

PPL Electric is authorized to provide electric public utility service throughout its service area as a result of grants by the Commonwealth of Pennsylvania in corporate charters to PPL Electric and companies which it has succeeded, and as a result of certification by the PUC. PPL Electric is granted the right to enter the streets and highways by the Commonwealth subject to certain conditions. In general, such conditions have been met by ordinance, resolution, permit, acquiescence or other action by an appropriate local political subdivision or agency of the Commonwealth.

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

As a transmission owner, PPL Electric's transmission revenues are recovered through PJM and billed in accordance with a FERC-approved Open Access Transmission Tariff that allows recovery of incurred transmission costs, a return on transmission-related plant and an automatic annual update based on a formula-based rate recovery mechanism. Under this formula, rates are put into effect in June of each year based upon prior year actual expenditures and current year forecasted capital additions. Rates are then adjusted the following year to reflect actual annual expenses and capital additions, as reported in PPL Electric’s annual FERC Form 1, filed under the FERC’s Uniform System of Accounts. Any difference between the revenue requirement in effect for the prior year and actual expenditures incurred for that year is recorded as a regulatory asset or regulatory liability. Any change in the prior year PPL zonal peak load billing factor applied on January 1 of each year will result in an increase or decrease in revenue until the next annual rate update is effective on June 1 of that same year.

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

Act 11 authorizes the PUC to approve two specific ratemaking mechanisms: the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, the use of a DSIC. Such alternative ratemaking procedures and mechanisms provide opportunity for accelerated cost-recovery and, therefore, are important to PPL Electric as it is in a period of significant capital investment to maintain and enhance the reliability of its delivery system, including the replacement of aging assets. PPL Electric utilized the fully projected future test year mechanism in its 2015 base rate proceeding. PPL has had the ability to utilize the DSIC recovery mechanism since July 2013.

See "Financial and Operational Developments" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the Financial Statements for additional information on legislative and regulatory matters.

PLR

The Customer Choice Act requires electric distribution companies, including PPL Electric, or an alternative supplier approved by the PUC, to act as a PLR of electricity supply for customers who do not choose to shop for supply with a competitive supplier and provides that electricity supply costs will be recovered by the PLR pursuant to PUC regulations. In 2019, the following average percentages of PPL Electric's customer load were provided by competitive suppliers: 43% of residential, 82% of small commercial and industrial and 96% of large commercial and industrial customers. The PUC continues to favor expanding the competitive market for electricity.

PPL Electric's cost of electricity generation is based on a competitive solicitation process. The PUC approved PPL Electric's default service plan for the period June 2015 through May 2017, which included four solicitations for electricity supply held semiannually in April and October. The PUC approved PPL Electric's default service plan for the period June 2017 through May 2021, which includes a total of eight solicitations for electricity supply held semiannually in April and October. Pursuant to the plans, PPL Electric contracts for all of the electricity supply for residential customers and commercial and industrial customers who elect to take that service from PPL Electric. These solicitations include a mix of 6- and 12-month fixed-price load-following contracts for residential and small commercial and industrial customers, and 12-month real-time pricing contracts for large commercial and industrial customers to fulfill PPL Electric's obligation to provide customer electricity supply as a PLR.

Numerous alternative suppliers have offered to provide generation supply in PPL Electric's service area. As the cost of generation supply is a pass-through cost for PPL Electric, its financial results are not impacted if its customers purchase electricity supply from these alternative suppliers.

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

ENVIRONMENTAL MATTERS

(All Registrants)

The Registrants are subject to certain existing and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters. The EPA has issued numerous environmental regulations relating to air, water and waste that directly affect the electric power industry. Due to these environmental issues, it may be necessary for the Registrants to modify or cease certain operations or operation of certain facilities to comply with statutes, regulations and other requirements of regulatory bodies or courts. In addition, legal challenges to new environmental permits or rules add uncertainty to estimating future costs of complying with such permits and rules.

See “Legal Matters” in Note 13 to the Financial Statements for a discussion of environmental commitments and contingencies. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on projected environmental capital expenditures for 2020 through 2024.

LG&E and KU are entitled to recover, through the ECR mechanism, certain costs of complying with the Clean Air Act, as amended, and other federal, state and local environmental requirements applicable to coal combustion wastes and by-products from coal-fired generating facilities upon KPSC review. Costs not covered by the ECR mechanism for LG&E and KU and all such costs for PPL Electric are subject to rate recovery at the discretion of the companies' respective state regulatory authorities, or the FERC, if applicable. WPD's distribution businesses are subject to certain statutory and regulatory environmental requirements. It may be necessary for WPD to incur significant compliance costs, which may be recoverable through rates subject to Ofgem approval. Because neither WPD nor PPL Electric own any generating plants, their exposure to related environmental compliance costs is reduced. PPL, PPL Electric, LKE, LG&E and KU can provide no assurances as to the ultimate outcome of future proceedings before regulatory authorities.

Air

(PPL, LKE, LG&E and KU)

NAAQS

The Clean Air Act has a significant impact on the operation of fossil fuel generation plants. The Clean Air Act requires the EPA periodically to establish and review National Ambient Air Quality Standards, known as NAAQS, for six pollutants: carbon monoxide, lead, nitrogen dioxide, ozone (contributed to by nitrogen oxide emissions), particulate matter and sulfur dioxide. The EPA is scheduled to evaluate the current NAAQS for particulate matter in 2020. PPL, LKE, LG&E, and KU are unable to predict the outcome of future evaluations by the EPA and the states with respect to the NAAQS for particulate matter.

Applicable regulations require each state to identify areas within its boundaries that fail to meet the NAAQS, (known as nonattainment areas), and develop a state implementation plan to achieve and maintain compliance. In addition, for attainment of ozone and fine particulates standards, certain states, including Kentucky, are subject to a regional EPA program known as the Cross-State Air Pollution Rule (CSAPR). In January 2018, the EPA designated Jefferson County, Kentucky (Louisville) as being in nonattainment with the existing 2015 ozone standard. In December 2018, the EPA finalized the CSAPR "Close-Out Rule," determining that the existing CSAPR "Update Rule" for the 2008 ozone NAAQS fully addresses applicable states' interstate pollution transport obligations. Various states and others challenged the rule in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit). In September 2019, the D.C. Circuit granted these petitions and remanded a portion of the CSAPR Update Rule to the EPA. Compliance with the NAAQS and related requirements may require installation of additional pollution controls, the costs of which PPL, LKE, LG&E and KU believe are subject to rate recovery.

States that are found to contribute significantly to another state's nonattainment with ozone standards are required to establish “good neighbor” state implementation plans. In October 2019, New York and other interested parties filed a petition for review in the D.C. Circuit of Appeals challenging the EPA’s determination that no additional reductions beyond existing and planned controls are necessary to prevent significant interstate impacts. In 2018 and 2019, the EPA denied petitions filed by Maryland, Delaware, and New York alleging that states including Kentucky contribute to nonattainment in the petitioning states.

Climate Change

There is continuing world-wide attention focused on issues related to climate change. In 2015, 195 nations, including the U.S., signed the Paris Agreement on Climate, establishing non-binding targets to reduce GHG emissions from both developed and developing nations. In 2017, the President announced a U.S. withdrawal from the Paris Agreement, which withdrawal would not be complete until November 2020. The President also issued an Executive Order directing rescission of certain guidance, directives, and prior Presidential actions regarding climate change. At present, there are ongoing efforts by various U.S. federal, state, and local governments to assess potential changes to legislation, rules, policies, directives, and other requirements applicable to greenhouse gas emissions. PPL, LKE, LG&E and KU cannot predict the outcome of such assessments.

The U.K. has enacted binding carbon reduction requirements that are applicable to WPD. Under the U.K. law, WPD must purchase carbon allowances to offset emissions associated with WPD's operations. The cost of these allowances is not significant and is included in WPD's current operating expenses.

The EPA's Affordable Clean Energy Rule

In July 2019, the EPA repealed the Clean Power Plan and finalized the Affordable Clean Energy (ACE) Rule which gives states broad latitude to establish emission guidelines providing for plant-specific efficiency upgrades or "heat-rate improvements" to reduce GHG emissions per unit of electricity generated. States are generally allowed three years to submit plans establishing standards of performance, while the EPA anticipates that most facilities will be required to demonstrate compliance within two years of plan approval. The EPA intends to take additional action to finalize new criteria for determining whether efficiency projects will trigger New Source Review and thus be subject to more stringent emission controls. Various entities have filed petitions for review and petitions for reconsideration. PPL, LKE, LG&E, and KU cannot predict the outcome of the pending litigation and regulatory proceedings, but believe that the costs would be subject to rate recovery.

Water/Waste

(PPL, LKE, LG&E and KU)

Clean Water Act

Regulations under the federal Clean Water Act dictate permitting and mitigation requirements for facilities and construction projects that impact "Waters of the United States." Many other requirements relate to power plant operations, including the treatment of pollutants in effluents prior to discharge, the temperature of effluent discharges and the location, design and construction of cooling water intake structures at generating facilities, and standards intended to protect aquatic organisms that become trapped at or pulled through cooling water intake structures at generating facilities. These requirements could impose significant costs for LG&E and KU, which are expected to be subject to rate recovery.

Clean Water Act Jurisdiction

Environmental groups and others have claimed that discharges to groundwater from leaking CCR impoundments at power plants are subject to Clean Water Act permitting. A citizen suit raising such claims has been filed against KU with respect to the E.W. Brown plant, as discussed under “Legal Matters” - “E.W. Brown Environmental Claims” in Note 13 to the Financial Statements. On April 12, 2019, the EPA released regulatory clarification finding that Clean Water Act jurisdiction does not cover such discharges to groundwater. On January 23, 2020, the EPA announced a final rule modifying the jurisdictional scope of the Clean Water Act. The announced rule revises the definition of the "Waters of the United States," including a revision to exclude groundwater from the definition. Additionally, a ruling from the U.S. Supreme Court in a pending case, likely in the first half of 2020, is expected to provide additional clarification on the scope of Clean Water Act jurisdiction. Extending Clean Water Act jurisdiction to discharges to groundwater could potentially subject certain releases from CCR impoundments to additional permitting and remediation requirements, which could impose substantial costs. PPL, LKE, LG&E and KU are unable to predict the outcome or financial impact of current regulatory proceedings and litigation.

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

Superfund and Other Remediation

(All Registrants)

From time to time, PPL's subsidiaries in the United States undertake testing, monitoring or remedial action in response to spills or other releases at various on-site and off-site locations, negotiate with the EPA and state and local agencies regarding actions necessary to comply with applicable requirements, negotiate with property owners and other third parties alleging impacts from PPL's operations and undertake similar actions necessary to resolve environmental matters that arise in the course of normal operations. Based on analyses to date, resolution of these environmental matters is not expected to have a significant adverse impact on the operations of PPL Electric, LG&E and KU.

Future cleanup or remediation work at sites not yet identified may result in significant additional costs for PPL, PPL Electric, LKE, LG&E and KU. Insurance policies maintained by LKE, LG&E and KU may be available to cover certain of the costs or other obligations related to these matters, but the amount of insurance coverage or reimbursement cannot be estimated or assured.

See “Legal Matters” in Note 13 to the Financial Statements for additional information.

(All Registrants)

SEASONALITY

The demand for and market prices of electricity and natural gas are affected by weather. As a result, the Registrants' operating results in the future may fluctuate substantially on a seasonal basis, especially when unpredictable weather conditions make such fluctuations more pronounced. The pattern of this fluctuation may change depending on the type and location of the facilities owned. See "Item 1. Business - Environmental Matters - Air" for additional information regarding climate change.

FINANCIAL CONDITION

See "Financial Condition" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for this information.

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning projected capital expenditure requirements for 2020 through 2024. See "Item 1. Business - Environmental Matters" for additional information concerning the potential impact on capital expenditures from environmental matters.

EMPLOYEE RELATIONS

At December 31, 2019, PPL and its subsidiaries had the following full-time employees and employees represented by labor unions:

	Total Full-Time Employees	Number of Union Employees	Percentage of Total Workforce
PPL	12,280	5,787	47%
PPL Electric	1,562	918	59%
LKE	3,480	786	23%
LG&E	1,039	668	64%
KU	890	118	13%

PPL's domestic workforce has 1,862 employees, or 33%, that are members of labor unions.

WPD has 3,925 employees who are members of labor unions (or 60% of PPL's U.K. workforce). WPD recognizes four unions, the largest of which represent 41% of its union workforce. WPD's Electricity Business Agreement, which covers 3,868 union employees, may be amended by agreement between WPD and the unions and can be terminated with 12 months' notice by either side.

CYBERSECURITY MANAGEMENT

The Registrants and their subsidiaries are subject to risks from cyber-attacks that have the potential to cause significant interruptions to the operation of their businesses. The frequency of these attempted intrusions has increased in recent years and the sources, motivations and techniques of attack continue to evolve and change rapidly. PPL has adopted a variety of measures to monitor and address cyber-related risks. Cybersecurity and the effectiveness of PPL’s cybersecurity strategy are regular topics of discussion at Board meetings. PPL's strategy for managing cyber-related risks is risk-based and, where appropriate, integrated within PPL's enterprise risk management processes. PPL’s Chief Information Security Officer (CISO), who reports directly to the Chief Executive Officer, leads a dedicated cybersecurity team and is responsible for the design, implementation, and execution of cyber-risk management strategy. Among other things, the CISO and the cybersecurity team actively monitor the Registrants' systems, regularly review policies, compliance, regulations and best practices, perform penetration testing, lead response exercises and internal campaigns, and provide training and communication across the organization to strengthen secure behavior. The cybersecurity team also routinely participates in industry-wide programs to further information sharing, intelligence gathering, and unity of effort in responding to potential or actual attacks. In addition, in 2018, PPL revised and formalized its internal policy and procedures for communicating cybersecurity incidents on an enterprise-wide basis.
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
AVAILABLE INFORMATION

PPL's Internet website is www.pplweb.com. Under the Investors heading of that website, PPL provides access to SEC filings of the Registrants (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d)) free of charge, as soon as reasonably practicable after filing with the SEC. Additionally, the Registrants' filings are available at the SEC's website (www.sec.gov).

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

Order of Subsection Presentation

A.	Risks Related to Our U.K. Regulated Segment

B.	Risks Related to Registrant Holding Companies

C.	Risks Related to Domestic Regulated Utility Operations

D.	Risks Specific to Kentucky Regulated Segment

E.	Risks Specific to Pennsylvania Regulated Segment

F.	Risks Related to All Segments

(PPL)

A. Risks Related to Our U.K. Regulated Segment

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

PPL's earnings may be adversely affected by the U.K. withdrawal from the European Union.

In 2019, approximately 56% of PPL’s net income was generated from its U.K. businesses. Significant uncertainty continues to exist concerning the financial, foreign currency exchange rate and other consequences of the U.K. withdrawal from the European Union, including the outcome of negotiations between the U.K. and European Union as to the terms to be negotiated by December 31, 2020 concerning trade, security and certain other matters. PPL cannot predict the impact on PPL’s U.K. operations that may be experienced as a result of these negotiations, although such impacts could be material.

We are subject to foreign currency exchange rate risks because a significant portion of our cash flows and reported earnings are currently generated by our U.K. business operations.

These risks relate primarily to changes in the relative value of the British pound sterling and the U.S. dollar between the time we initially invest U.S. dollars in our U.K. businesses, and our strategy to hedge against such changes, and the time that cash is repatriated to the U.S. from the U.K., including cash flows from our U.K. businesses that may be distributed to PPL or used for repayments of intercompany loans or other general corporate purposes. In addition, PPL's consolidated reported earnings on a

GAAP basis may be subject to earnings translation risk, which results from the conversion of earnings as reported in our U.K. businesses on a British pound sterling basis to a U.S. dollar basis in accordance with GAAP requirements.

Our U.K. segment's earnings are subject to variability based on fluctuations in RPI, which is a measure of inflation.

In RIIO-ED1, WPD's base revenue was established by Ofgem based on 2012/13 prices. Base revenue is subsequently adjusted to reflect any increase or decrease in RPI for each year to determine the amount of revenue WPD can collect in tariffs. The RPI is forecasted annually by HM Treasury and subject to true-up in subsequent years. Consequently, fluctuations between forecasted and actual RPI can result in variances in base revenue. Although WPD also has debt indexed to RPI and certain components of operations and maintenance expense are affected by inflation, these may not offset changes in base revenue and timing of such offsets would likely not be correlated precisely with the calendar year in which the variance in demand revenue was initially incurred. Further, as RAV is indexed to RPI under U.K. rate regulations, a reduction in RPI could adversely affect a borrower's debt-to-RAV ratio, potentially limiting future borrowings at WPD's holding company.

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

WPD recovers approximately 80% of pension deficit funding for certain of WPD's defined benefit pension plans in conjunction with actual costs under the RIIO-ED1 price control. The pension deficit is determined by the pension trustees on a triennial basis in accordance with their funding requirements. Pension deficit funding recovered in revenues was £151 million, £147 million and £142 million in 2019, 2018 and 2017. WPD expects similar amounts to be collected in revenues through March 31, 2021, but cannot predict amounts that will be collected in revenues beyond then as the plans are approaching a fully funded status. The current triennial pension review commenced in March 2019 and is expected to conclude by the end of 2020.

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

(PPL and LKE)

B. Risk Related to Registrant Holding Companies

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

(PPL Electric, LG&E and KU)

C. Risks Related to Domestic Regulated Utility Operations

Our domestic regulated utility businesses face many of the same risks, in addition to those risks that are unique to each of the Kentucky Regulated and Pennsylvania Regulated segments. Set forth below are risk factors common to both domestic regulated segments, followed by sections identifying separately the risks specific to each of these segments.

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

D. Risks Specific to Kentucky Regulated Segment

(PPL, LKE, LG&E and KU)

We are subject to financial, operational, regulatory and other risks related to requirements, developments and uncertainties in environmental regulation, including those affecting coal-fired generation facilities.

Extensive federal, state and local environmental laws and regulations are applicable to LG&E's and KU's generation supply, including its air emissions, water discharges (ELGs) and the management of hazardous and solid wastes (CCRs), among other business-related activities, and the costs of compliance or alleged non-compliance cannot be predicted but could be material. In addition, our costs may increase significantly if the requirements or scope of environmental laws, regulations or similar rules are expanded or changed as the environmental standards governing LG&E’s and KU’s businesses, particularly as applicable to coal-fired generation and related activities, continue to be subject to uncertainties due to rulemaking and other regulatory developments, legislative activities and litigation, administrative or permit challenges. Depending on the extent, frequency and timing of such changes, the companies may face higher risks of unsuccessful implementation of environmental-related business plans, noncompliance with applicable environmental rules, delayed or incomplete rate recovery or increased costs of implementation. Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or forfeitures, operational changes, permit limitations or other restrictions. At some of our older generating facilities it may be uneconomic for us to install necessary pollution control equipment, which could cause us to retire those units. Market prices for energy and capacity also affect this cost-effectiveness analysis. Many of these environmental law considerations are also applicable to the operations of our key suppliers or customers, such as coal producers, power producers and industrial power users, and may impact the costs of their products and demand for our services.

(PPL, LKE and LG&E)

We are subject to operational, regulatory and other risks regarding natural gas supply infrastructure.

A natural gas pipeline explosion or associated incident could have a significant impact on LG&E’s natural gas operations or result in significant damages and penalties that could have an adverse impact on LG&E’s financial position and results of operations. The Pipeline and Hazardous Materials Safety Administration enforces regulations that govern the design, construction, operation and maintenance of pipeline facilities. Failure to comply with these regulations could result in the assessment of fines or penalties against LG&E. These regulations require, among other things, that pipeline operators engage in a pipeline integrity program. Depending on the results of these integrity tests and other integrity program activities, we could incur significant and unexpected costs to perform remedial activities on our natural gas infrastructure to ensure our continued safe and reliable operation. Recent pipeline incidents in the U.S. have also led to the introduction of proposed rules and possible federal legislative actions which could impose restrictions on LG&E’s operations or require more stringent testing to ensure pipeline integrity. Implementation of these regulations could increase our costs to comply with pipeline integrity and safety regulations.

E. Risks Specific to Pennsylvania Regulated Segment

(PPL and PPL Electric)

We face competition for transmission projects, which could adversely affect our rate base growth.

FERC Order 1000, issued in July 2011, establishes certain procedural and substantive requirements relating to participation, cost allocation and non-incumbent developer aspects of regional and inter-regional electricity transmission planning activities. The PPL Electric transmission business, operating under a FERC-approved PJM Open Access Transmission Tariff, is subject to competition pursuant to FERC Order 1000 from entities that are not incumbent PJM transmission owners with respect to the construction and ownership of transmission facilities within PJM. Increased competition can result in lower rate base growth.

We could be subject to higher costs and/or penalties related to Pennsylvania Conservation and Energy Efficiency Programs.

PPL Electric is subject to Act 129, which contains requirements for energy efficiency and conservation programs and for the use of smart metering technology, imposes PLR electricity supply procurement rules, provides remedies for market misconduct, and made changes to the existing Alternative Energy Portfolio Standard. The law also requires electric utilities to meet specified goals for reduction in customer electricity usage and peak demand. Utilities not meeting these Act 129 requirements are subject to significant penalties that cannot be recovered in rates. Numerous factors outside of our control could prevent compliance with these requirements and result in penalties to us.

F. Risks Related to All Segments

(All Registrants)

The operation of our businesses is subject to cyber-based security and data integrity risks.

Numerous functions affecting the efficient operation of our businesses are dependent on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems. The operation of our transmission and distribution systems, as well as our generation plants, are all reliant on cyber-based technologies and, therefore, subject to the risk that these systems could be the target of disruptive actions by terrorists or criminals or otherwise be compromised by unintentional events. As a result, operations could be interrupted, property could be damaged and sensitive customer information lost or stolen, causing us to incur significant losses of revenues, other substantial liabilities and damages, costs to replace or repair damaged equipment and damage to our reputation. In addition, under the Energy Policy Act of 2005, users, owners and operators of the bulk power transmission system, including PPL Electric, LG&E and KU, are subject to mandatory reliability standards promulgated by NERC and enforced by FERC. As an operator of natural gas distribution systems, LG&E is also subject to mandatory reliability standards of the U.S. Department of Transportation. Failure to comply with these standards could result in the imposition of fines or civil penalties, and potential exposure to third party claims for alleged violations of the standards.

We are subject to risks associated with federal and state tax laws and regulations.

Changes in tax law as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact our results of operations and cash flows. We are required to make judgments in order to estimate our obligations to taxing authorities. These tax obligations include income, property, gross receipts, franchise, sales and use, employment-related and other taxes. We also estimate our ability to utilize deferred tax assets and tax credits. Dependent upon the revenue needs of the jurisdictions in which our businesses operate, various tax and fee increases may be proposed or considered. We cannot predict changes in tax law or regulation or the effect of any such changes on our businesses. Any such changes could increase tax expense and could have a significant negative impact on our results of operations and cash flows. We have completed or made reasonable estimates of the effects of the TCJA reflected in our December 31, 2018 financial statements, and we continue to evaluate the application of the law in calculating income tax expense.

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

Our businesses are capital-intensive and, in the ordinary course of business, we are reliant upon adequate long-term and short-term financing to fund our significant capital expenditures, debt service and operating needs. As a result, we are sensitive to developments in interest rates, credit rating considerations, insurance, security or collateral requirements, market liquidity and credit availability and refinancing opportunities necessary or advisable to respond to credit market changes. Changes in these conditions could result in increased costs and decreased availability of credit. In addition, certain sources of debt and equity capital have expressed reservations about investing in companies that rely on fossil fuels. If sources of our capital are reduced, capital costs could increase materially.

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

Weather and other factors can significantly affect our profitability or operations by causing outages, damaging infrastructure and requiring significant repair costs. Storm outages and damage often directly decrease revenues and increase expenses, due to reduced usage and restoration costs.

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

We are involved in legal proceedings, claims and litigation and periodically are subject to state and federal investigations arising out of our business operations, the most significant of which are summarized in Item 1. Business and "Regulatory

Matters" in Note 7 to the Financial Statements and in "Legal Matters" and "Regulatory Issues" in Note 13 to the Financial Statements. We cannot predict the ultimate outcome of these matters, nor can we reasonably estimate the costs or liabilities that could potentially result from a negative outcome in each case.

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

Although we maintain insurance coverage for certain of these risks, we do not carry insurance for all of these risks and no assurance can be given that such insurance coverage will be sufficient to compensate us in the event losses occur.

We are required to obtain, and to comply with, government permits and approvals.

We are required to obtain, and to comply with, numerous permits, approvals, licenses and certificates from governmental agencies. The process of obtaining and renewing necessary permits can be lengthy and complex and sometimes result in the establishment of permit conditions that make the project or activity for which a permit was sought unprofitable or otherwise unattractive. In addition, such permits or approvals may be subject to denial, revocation or modification under circumstances. Failure to obtain or comply with the conditions of permits or approvals, or failure to comply with any applicable laws or regulations, may result in delay or temporary suspension of our operations and electricity sales or the curtailment of our power delivery and may subject us to penalties and other sanctions. Although various regulators routinely renew existing licenses, renewal could be denied or jeopardized by various factors, including failure to provide adequate financial assurance for closure; failure to comply with environmental, health and safety laws and regulations or permit conditions; local community, political or other opposition; and executive, legislative or regulatory action.

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

We are subject to counterparty performance, credit or other risk in the provision of goods or services to us, which could adversely affect our ability to operate our facilities or conduct business activities.

We purchase from a variety of suppliers energy, capacity, fuel, natural gas, transmission service and certain commodities used in the physical operation of our businesses, as well as goods or services, including information technology rights and services, used in the administration of our businesses. Delivery of these goods and services is dependent on the continuing operational performance and financial viability of our contractual counterparties and also the markets, infrastructure or third parties they use to provide such goods and services to us. As a result, we are subject to risks of disruptions, curtailments or increased costs in the operation of our businesses if such goods or services are unavailable or become subject to price spikes or if a counterparty fails to perform. Such disruptions could adversely affect our ability to operate our facilities or deliver services and collect revenues, which could result in lower sales and/or higher costs and thereby adversely affect our results of operations. The performance of coal markets and producers may be the subject of increased counterparty risk to LKE, LG&E and KU currently due to weaknesses in such markets and suppliers. The coal industry is subject to increasing competitive pressures from natural gas markets, political pressures and new or more stringent environmental regulation, including regulation of combustion byproducts and water inputs or discharges.

We are subject to the risk that our workforce and its knowledge base may become depleted in coming years.

We are experiencing an increase in attrition due primarily to the number of retiring employees, with the risk that critical knowledge will be lost and that it may be difficult to replace departed personnel, and to attract and retain new personnel, with appropriate skills and experience, due to an increase in competition for such workers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

ITEM 2. PROPERTIES

U.K. Regulated Segment (PPL)

For a description of WPD's service territory, see "Item 1. Business - General - Segment Information - U.K. Regulated Segment." WPD has electric distribution lines in public streets and highways pursuant to legislation and rights-of-way secured from property owners. At December 31, 2019, WPD's distribution system in the U.K. includes 1,882 substations with a total capacity of 74 million kVA, 55,757 circuit miles of overhead lines and 84,977 underground cable miles.

Kentucky Regulated Segment (PPL, LKE, LG&E and KU)

LG&E's and KU's properties consist primarily of regulated generation facilities, electricity transmission and distribution assets and natural gas transmission and distribution assets in Kentucky. The capacity of generation units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances. The electricity generating capacity at December 31, 2019 was:

		LKE	LG&E		KU
Primary Fuel/Plant	Total MW Capacity Summer	Ownership or Other Interest in MW	% Ownership or Other Interest	Ownership or Other Interest in MW	% Ownership or Other Interest	Ownership or Other Interest in MW
Coal
Ghent - Units 1- 4	1,919	1,919			100.00	1,919
Mill Creek - Units 1- 4	1,465	1,465	100.00	1,465
E.W. Brown - Unit 3	412	412			100.00	412
Trimble County - Unit 1 (a)	493	370	75.00	370
Trimble County - Unit 2 (a)	732	549	14.25	104	60.75	445
	5,021	4,715		1,939		2,776
Natural Gas/Oil
E.W. Brown Unit 5 (b)	130	130	53.00	69	47.00	61
E.W. Brown Units 6 - 7	292	292	38.00	111	62.00	181
E.W. Brown Units 8 - 11 (b)	484	484			100.00	484
Trimble County Units 5 - 6	318	318	29.00	92	71.00	226
Trimble County Units 7 - 10	636	636	37.00	235	63.00	401
Paddy's Run Units 11 - 12	35	35	100.00	35
Paddy's Run Unit 13	147	147	53.00	78	47.00	69
Haefling - Units 1 - 2	24	24			100.00	24
Zorn Unit	14	14	100.00	14
Cane Run Unit 7	662	662	22.00	146	78.00	516
	2,742	2,742		780		1,962
Hydro
Ohio Falls - Units 1-8	64	64	100.00	64
Dix Dam - Units 1-3	32	32			100.00	32
	96	96		64		32
Solar
E.W. Brown Solar (c)	8	8	39.00	3	61.00	5

Total	7,867	7,561		2,786		4,775

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

(c)
This unit is a 10 MW facility and achieves such production. The 8 MW solar facility summer capacity rating is reflective of an average expected output across the peak hours during the summer period based on average weather conditions at the solar facility.

For a description of LG&E's and KU's service areas, see "Item 1. Business - General - Segment Information - Kentucky Regulated Segment." At December 31, 2019, LG&E's transmission system included, in the aggregate, 45 substations (31 of which are shared with the distribution system) with a total capacity of 8 million kVA and 669 pole miles of lines. LG&E's distribution system included 96 substations (31 of which are shared with the transmission system) with a total capacity of 5 million kVA, 3,884 circuit miles of overhead lines and 2,660 underground cable miles. KU's transmission system included 141 substations (61 of which are shared with the distribution system) with a total capacity of 14 million kVA and 4,062 pole miles of lines. KU's distribution system included 469 substations (61 of which are shared with the transmission system) with a total capacity of 8 million kVA, 14,020 circuit miles of overhead lines and 2,593 underground cable miles.

LG&E's natural gas transmission system includes 4,384 miles of gas distribution mains and 371 miles of gas transmission mains, consisting of 234 miles of gas transmission pipeline, 117 miles of gas transmission storage lines, 20 miles of gas combustion turbine lines and one mile of gas transmission pipeline in regulator facilities. Five underground natural gas storage fields, with a total working natural gas capacity of approximately 15 Bcf, are used in providing natural gas service to ultimate consumers. KU's service area includes an additional 11 miles of gas transmission pipeline providing gas supply to natural gas combustion turbine electricity generating units.

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

LG&E and KU continuously reexamine development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them or pursue other options. See Item 1. Business for a discussion related to LG&E's and KU's Solar Share program.

Pennsylvania Regulated Segment (PPL and PPL Electric)

For a description of PPL Electric's service area, see "Item 1. Business - General - Segment Information - Pennsylvania Regulated Segment." PPL Electric has electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners. At December 31, 2019, PPL Electric's transmission system includes 51 substations with a total capacity of 31 million kVA and 5,439 circuit miles in service. PPL Electric's distribution system includes 353 substations with a total capacity of 14 million kVA, 36,385 circuit miles of overhead lines and 8,517 underground circuit miles. All of PPL Electric's facilities are located in Pennsylvania. Substantially all of PPL Electric's distribution properties and certain transmission properties are subject to the lien of the PPL Electric 2001 Mortgage Indenture. See Note 8 to the Financial Statements for additional information.

ITEM 3. LEGAL PROCEEDINGS

See Notes 6, 7 and 13 to the Financial Statements for information regarding legal, tax and regulatory matters and proceedings.

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

PPL Corporation

Additional information for this item is set forth in the sections entitled "Quarterly Financial and Dividend Data," "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Shareowner and Investor Information" of this report. At January 31, 2020, there were 51,702 common stock shareowners of record.

There were no purchases by PPL of its common stock during the fourth quarter of 2019.

PPL Electric Utilities Corporation

There is no established public trading market for PPL Electric's common stock, as PPL owns 100% of the outstanding common shares. Dividends paid to PPL on those common shares are determined by PPL Electric's Board of Directors. PPL Electric paid common stock dividends to PPL of $486 million in 2019 and $390 million in 2018.

LG&E and KU Energy LLC

There is no established public trading market for LKE's membership interests. PPL owns all of LKE's outstanding membership interests. Distributions on the membership interests are paid as determined by LKE's Board of Directors. LKE made cash distributions to PPL of $308 million in 2019 and $302 million in 2018.

Louisville Gas and Electric Company

There is no established public trading market for LG&E's common stock, as LKE owns 100% of the outstanding common shares. Dividends paid to LKE on those common shares are determined by LG&E's Board of Directors. LG&E paid common stock dividends to LKE of $182 million in 2019 and $156 million in 2018.

Kentucky Utilities Company

There is no established public trading market for KU's common stock, as LKE owns 100% of the outstanding common shares. Dividends paid to LKE on those common shares are determined by KU's Board of Directors. KU paid common stock dividends to LKE of $229 million in 2019 and $246 million in 2018.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Corporation (a) (b)	2019	2018	2017	2016	2015
Income Items (in millions)
Operating revenues	$7,769	$7,785	$7,447	$7,517	$7,669
Operating income (c)	2,840	2,852	2,901	2,936	2,802
Income from continuing operations after income taxes attributable to PPL shareowners	1,746	1,827	1,128	1,902	1,603
Loss from discontinued operations (net of income taxes) (f)	—	—	—	—	(921)
Net income attributable to PPL shareowners (f)	1,746	1,827	1,128	1,902	682
Balance Sheet Items (in millions)
Total assets (d)	45,680	43,396	41,479	38,315	39,301
Short-term debt (d)	1,151	1,430	1,080	923	916
Long-term debt (d)	21,893	20,599	20,195	18,326	19,048
Common equity (d)	12,991	11,657	10,761	9,899	9,919
Total capitalization (d)	36,035	33,686	32,036	29,148	29,883
Financial Ratios
Return on common equity - % (d)(f)	14.3	16.1	10.9	19.2	5.8
Common Stock Data
Number of shares outstanding - Basic (in thousands)
Year-end	767,233	720,323	693,398	679,731	673,857
Weighted-average	728,512	704,439	685,240	677,592	669,814
Income from continuing operations after income taxes available to PPL common shareowners - Basic EPS	$2.39	$2.59	$1.64	$2.80	$2.38
Income from continuing operations after income taxes available to PPL common shareowners - Diluted EPS	$2.37	$2.58	$1.64	$2.79	$2.37
Net income available to PPL common shareowners - Basic EPS	$2.39	$2.59	$1.64	$2.80	$1.01
Net income available to PPL common shareowners - Diluted EPS	$2.37	$2.58	$1.64	$2.79	$1.01
Dividends declared per share of common stock	$1.65	$1.64	$1.58	$1.52	$1.50
Book value per share (d)	$16.93	$16.18	$15.52	$14.56	$14.72
Market price per share	$35.88	$28.33	$30.95	$34.05	$34.13
Dividend payout ratio - % (e)(f)	70	64	96	55	149
Dividend yield - % (g)	4.6	5.8	5.1	4.5	4.4
Price earnings ratio (e)(f)(g)	15.1	11.0	18.9	12.2	33.8
Sales Data - GWh
Domestic - Electric energy supplied - wholesale	1,154	2,461	2,084	2,177	2,241
Domestic - Electric energy delivered - retail	67,238	68,686	65,751	67,474	67,798
U.K. - Electric energy delivered	72,061	74,181	74,317	74,728	75,907

(a)
The earnings each year were affected by several items that management considers special. See "Results of Operations - Segment Earnings" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of special items in 2019 and 2018. The earnings for 2015 were also affected by the spinoff of PPL Energy Supply and the sale of the Montana hydroelectric generating facilities.

(b)	See "Item 1A. Risk Factors" and Notes 1, 7 and 13 to the Financial Statements for a discussion of uncertainties that could affect PPL's future financial condition.

(c)	2015 through 2017 reflect the retrospective application of new accounting guidance related to the income statement presentation of net periodic benefit costs adopted by PPL in January 2018.

(d)	2015 reflects the impact of the spinoff of PPL Energy Supply and a $3.2 billion related dividend.

(e)	Based on diluted EPS.

(f)
2015 includes an $879 million loss on the spinoff of PPL Energy Supply, reflecting the difference between PPL's recorded value for the Supply segment and the estimated fair value determined in accordance with GAAP. 2015 also includes five months of Supply segment earnings.

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

•
"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing 2019 with 2018. For PPL, "Results of Operations" also includes "Segment Earnings" and "Adjusted Gross Margins" which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure. The "2020 Outlook" discussion identifies key factors expected to impact 2020 earnings.

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

For comparison of the Registrants’ results of operations and cash flows for the years ended December 31, 2018 to December 31, 2017, refer to “Item 7. Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2018 Form 10-K, filed with the SEC on February 14, 2019.

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

For the U.S. businesses, central to PPL's strategy is recovering capital project costs efficiently through various rate-making mechanisms, including periodic base rate case proceedings using forward test years, annual FERC formula rate mechanisms and other regulatory agency-approved recovery mechanisms designed to limit regulatory lag. In Kentucky, the KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause and gas supply clause) and recovery on construction work-in-progress that reduce regulatory lag and provide timely recovery of and return on, as appropriate, prudently incurred costs. In addition, the KPSC requires a utility to obtain a CPCN prior to constructing a facility, unless the construction is an ordinary extension of existing facilities in the usual course of business or does not involve sufficient capital expenditures to materially affect the utility's financial condition. Although such KPSC proceedings do not directly address cost recovery issues, the KPSC, in awarding a CPCN, concludes that the public convenience and necessity require the construction of the facility on the basis that the facility is the lowest reasonable cost alternative to address the need. In Pennsylvania, the FERC transmission formula rate, DSIC mechanism, Smart Meter Rider and other recovery mechanisms are in place to reduce regulatory lag and provide for timely recovery of and a return on, as appropriate, prudently incurred costs.

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

Financial and Operational Developments

U.S. Tax Reform (All Registrants)

The IRS issued proposed regulations for certain provisions of the TCJA in 2018, including interest deductibility and Global Intangible Low-Taxed Income (GILTI). In 2019, final and new proposed regulations were issued relating to the GILTI provisions. PPL has determined that neither the final or new proposed regulations materially change PPL's conclusion that currently no incremental tax arises under these rules. Proposed regulations relating to the limitation on the deductibility of interest expense were issued in November 2018 and such regulations provide detailed rules implementing the broader statutory provisions. These proposed regulations should not apply to the Registrants until the year in which the regulations are issued in final form, which is expected to be in 2020. It is uncertain what form the final regulations will take and, therefore, the Registrants cannot predict what impact the final regulations will have on the tax deductibility of interest expense. However, if the proposed regulations were issued as final in their current form, the Registrants could have a limitation on a portion of their interest expense deduction for tax purposes and such limitation could be significant. PPL expressed its views on these proposed regulations in a comment letter addressed to the IRS on February 26, 2019.
U.K. Membership in European Union (PPL)

Following the June 2016 referendum, on March 29, 2017, the U.K. Government invoked Article 50 (Article 50) of the Lisbon Treaty, formally beginning the two-year period provided by Article 50 for the U.K. to negotiate an agreement specifying the terms of its withdrawal from the European Union (EU), popularly referred to as Brexit. After repeated extensions, on October 28, 2019, the EU agreed to extend the Article 50 process until January 31, 2020. The U.K. Parliament subsequently approved an early general election for December 12, 2019, which resulted in a substantial Conservative Party Parliamentary majority and subsequent U.K. and EU Parliamentary votes to approve the EU withdrawal agreement negotiated by Prime Minister Boris Johnson.

The U.K. formally left the EU on January 31, 2020 with agreed upon withdrawal terms, entering a transition period that is scheduled to end on December 31, 2020. During the transition period, the U.K. will seek to negotiate a free trade arrangement with the EU and also negotiate new trade terms with countries outside of the EU. Significant uncertainty continues to surround the outcome of the transition period. PPL believes that its greatest risk related to the remaining Brexit uncertainties is an extended period of depressed value of the GBP or the potential further decline in the value of the GBP compared to the U.S. dollar. A decline in the value of the GBP compared to the U.S. dollar will reduce the value of WPD's earnings to PPL.

PPL has executed hedges to mitigate the foreign exchange risk to its U.K. earnings. As of January 31, 2020, PPL's foreign exchange exposure related to budgeted earnings is 90% hedged for 2020 at an average rate of $1.48 per GBP and 5% hedged for 2021 at an average rate of $1.33 per GBP.

PPL cannot predict the impact, in either the short-term or long-term, on foreign exchange rates or PPL's financial condition that may be experienced as a result of the actions taken by the U.K. government to withdraw from the EU, although such impacts could be material.

PPL does not expect the financial condition and results of operations of WPD, itself, to change significantly as a result of Brexit. The regulatory environment and operation of WPD's businesses are not expected to change. RIIO-ED1, the current price control, with allowed revenues agreed with Ofgem runs through March 2023. The impact of a slower economy or recession on WPD would be mitigated in part because U.K. regulation provides that any reduction in the volume of electricity delivered will be recovered in allowed revenues in future periods through the K-factor adjustment. See "Item 1. Business - Segment Information - U.K. Regulated Segment" for additional information on the current price control and K-factor adjustment. In addition, an increase in inflation would have a positive effect on revenues and RAV as annual inflation adjustments are applied to both revenues and RAV (and real returns are earned on inflated RAV). This impact, however, would be partially offset by higher operation and maintenance and interest expense on index-linked debt. With respect to access to financing, WPD has substantial borrowing capacity under existing credit facilities and expects to continue to have access to all major financial markets. With respect to access to and cost of equipment and other materials, WPD management continues to review U.K. government issued advice on preparations for Brexit and has taken actions to mitigate potential increasing costs and disruption to its critical sources of supply. Additionally, less than 1% of WPD's employees are non-U.K. EU nationals and no change in their domicile is expected.

Regulatory Requirements

(All Registrants)

The Registrants cannot predict the impact that future regulatory requirements may have on their financial condition or results of operations.

(PPL, LKE, LG&E and KU)

The businesses of LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, and ELGs. See "Item 1. Business" and Notes 7, 13 and 19 to the Financial Statements for a discussion of these significant environmental matters. These and other environmental requirements led PPL, LKE, LG&E and KU to retire approximately 1,000 MW of coal-fired generating plants in Kentucky since 2015.

TCJA Impact on FERC Rates (All Registrants)

In November 2019, the FERC published Final Rules providing that public utility transmission providers include mechanisms in their formula rates to deduct excess ADIT from, or add deficient ADIT to, rate base and adjust their income tax allowances by amortized excess or deficient ADIT, and to make a related compliance filing.

In February 2019, PPL Electric filed with the FERC proposed revisions to its transmission formula rate template pursuant to Section 205 of the Federal Power Act and Section 35.13 of the FERC Rules and Regulations. Specifically, PPL Electric proposed to modify its formula rate to permit the return or recovery of excess or deficient ADIT resulting from the TCJA and permit PPL Electric to prospectively account for the income tax expense associated with the depreciation of the equity component of the AFUDC. In April 2019, the FERC accepted the proposed revisions to the formula rate template, which were effective June 1, 2019, as well as the proposed adjustments to ADIT, effective January 1, 2018.

In February 2019, in connection with the requirements of the TCJA and Kentucky HB 487, LG&E and KU filed a request with the FERC to amend their transmission formula rates resulting from the laws’ reductions to corporate income tax rates. The FERC approved this request effective June 1, 2019. LG&E and KU are currently reviewing the Final Rule and will submit a compliance filing addressing excess ADIT by June 1, 2020. LG&E and KU do not anticipate the impact of the TCJA and Kentucky HB 487 related to their FERC-jurisdictional rates to be significant.

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

RIIO-2 Framework (PPL)

In 2018, Ofgem issued its consultation document on the RIIO-2 framework, covering all U.K. gas and electricity transmission and distribution price controls. The current electricity distribution price control, RIIO-ED1, continues through March 31, 2023 and will not be impacted by the RIIO-2 consultation process. Later in 2018, Ofgem published its decision following its RIIO-2 framework consultation after consideration of comments received including those from WPD and PPL.

In August 2019, Ofgem published an open letter seeking views on its proposed sector specific approach on the RIIO-ED2 framework. WPD and PPL provided responses to this open letter. In December 2019, Ofgem published its decision on the RIIO-ED2 framework, thus confirming the following points in its RIIO-2 and RIIO-ED2 framework decision documents:

•	RIIO-ED2 will be a five-year price control period, compared to eight years in the current RIIO-ED1 price control.

•	CPI or CPIH will be used for inflation measurement in calculating both RAV and allowed returns rather than RPI.

•
The baseline allowed return on equity will be set using the same methodology in all RIIO-2 sectors. The new methodology includes; (a) an equity indexation, whereby the allowed return on equity is updated to reflect changes in the risk-free rate, and (b) potentially setting the allowed return 0.5% below the expected return.

•	Full debt indexation will be retained.

•	The early settlement process (fast tracking) will be removed and replaced with an alternative mechanism to incentivize high-quality, rigorous and ambitious business plans.

•	The Totex incentive rate will be based on a confidence level for setting baseline cost allowances.

•
A new enhanced engagement model will be introduced requiring distribution companies to set up a customer engagement group to provide Ofgem with a public report of local stakeholders’ views on the companies’ business plans. Ofgem will also establish an independent RIIO-2 challenge group comprised of consumer experts to provide Ofgem with a public report on companies’ business plans.

•
There will be no change to the existing depreciation policy of using economic asset lives as the basis for depreciating RAV as part of base revenue calculations. WPD is currently transitioning to 45-year asset lives for new additions in RIIO-ED1 based on Ofgem’s extensive review of asset lives in RIIO-ED1.

•
A focus of RIIO-2 will be on whole-system outcomes. Ofgem intends network companies and system operators working together to ensure the energy system as a whole is efficient and delivers the best value to consumers. Ofgem is undertaking further work to clarify the definition of whole-system and the appropriate roles of the network companies in supporting this objective. Ofgem is still undecided on how DSO functions are to be treated. Ofgem will include a DSO reopener to reassess progress made in the establishment of DSO activities.

Ofgem will now shift focus to the development of the RIIO-ED2 price control methodology, with the consultation expected to be published by the third quarter of 2020. WPD and PPL continue to be fully engaged in the RIIO-ED2 process. PPL cannot predict the outcome of this process or the long-term impact the final RIIO-ED2 price control will have on its financial condition or results of operations. Any decision for RIIO-ED2 will not be finalized until November 2022. The RIIO-ED2 price control will come into effect on April 1, 2023.

FERC Transmission Rate Filing

(PPL, LKE, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application seeks termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky Municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. Due to the development of robust, accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. In March 2019, the FERC granted LG&E's and KU's request to remove the on-going credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, subject to FERC review and approval. In July 2019, LG&E and KU proposed their transition mechanism to the FERC and in September 2019, the FERC rejected the proposed transition mechanism and issued a separate order providing clarifications of certain aspects of the March order. In October 2019, LG&E and KU filed requests for rehearing and clarification on the two September orders. These rehearing requests are currently pending before FERC. Additionally, certain petitions for review of FERC's orders have been filed by multiple parties, including LG&E and KU, at the D.C. Circuit Court of Appeals. LG&E and KU cannot predict the outcome of the proceedings. LG&E and KU currently receive recovery of waivers and credits provided through other rate mechanisms.

(PPL and PPL Electric)

In April 2019, PPL Electric filed its annual transmission formula rate update with the FERC, reflecting a revised revenue requirement, which includes the impact of the TCJA. The filing established the revenue requirement used to set rates that took effect in June 2019.

Rate Case Proceedings

(PPL, LKE, LG&E and KU)

In September 2018, LG&E and KU filed requests with the KPSC for an increase in annual base electricity rates and gas rates and the elimination of the TCJA bill credit mechanism. In April 2019, the KPSC issued orders eliminating the TCJA bill credit mechanism and increasing annual base electricity and gas rates providing for an annual revenue increase of $187 million ($114 million at KU and $73 million at LG&E), based on a 9.725% return-on-equity. The new base rates and all elements of the orders became effective May 1, 2019. See Note 7 to the Financial Statements for additional information.

(KU)

In July 2019, KU filed a request with the VSCC for an increase in annual Virginia base electricity revenues of approximately $13 million, representing an increase of 18.2%. In January 2020, KU reached a partial settlement agreement including an increase in annual Virginia base electricity revenues of $9 million effective May 1, 2020, representing an increase of 12.9%. A hearing on the settlement of remaining issues was held in January 2020. A VSCC ruling in the proceeding is expected in April 2020.

Distribution of TCJA Savings

(PPL and PPL Electric)

In November 2019, the PUC approved PPL Electric's October 2019 petition to distribute the $43 million of TCJA tax savings for the period between January 1, 2018 and June 30, 2018 over the period January 1, 2020 through December 31, 2020.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on PPL's Statements of Income, comparing 2019 with 2018. The "Segment Earnings" and "Adjusted Gross Margins" discussions for PPL provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure. The "2020 Outlook" discussion identifies key factors expected to impact 2020 earnings.

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

(PPL Electric, LKE, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LKE, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing 2019 with 2018. The results of operations section for PPL Electric, LKE, LG&E and KU is presented in a reduced disclosure format in accordance with General Instructions (I)(2)(a) of Form 10-K.

PPL: Statement of Income Analysis, Segment Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2019	2018	2019 vs. 2018
Operating Revenues	$7,769	$7,785	$(16)
Operating Expenses
Operation
Fuel	709	799	(90)
Energy purchases	723	745	(22)
Other operation and maintenance	1,985	1,983	2
Depreciation	1,199	1,094	105
Taxes, other than income	313	312	1
Total Operating Expenses	4,929	4,933	(4)
Other Income (Expense) - net	309	396	(87)
Interest Expense	994	963	31
Income Taxes	409	458	(49)
Net Income	$1,746	$1,827	$(81)

Operating Revenues

The increase (decrease) in operating revenues was due to:

2019 vs. 2018
Domestic:
PPL Electric Distribution price (a)	$42
PPL Electric Distribution volume	(8)
PPL Electric PLR	8
PPL Electric Transmission Formula Rate (b)	51
PPL Electric TCJA refund (c)	(12)
LKE Retail rates (d)	123
LKE ECR (e)	60
LKE Volumes (f)	(91)
LKE Municipal supply (g)	(56)
LKE Fuel and other energy prices (h)	(48)
Other	16
Total Domestic	85
U.K.:
Price	83
Volume	(64)
Foreign currency exchange rates	(116)
Other	(4)
Total U.K.	(101)
Total	$(16)

(a)	The increase was primarily due to reconcilable cost recovery mechanisms approved by the PUC.

(b)
The increase was primarily due to $77 million from returns on additional transmission capital investments partially offset by a $27 million unfavorable impact of the TCJA, which reduced the new revenue requirement that went into effect June 1, 2018.

(c)
The decrease was due to the estimated income tax savings owed to or already returned to distribution customers related to the reduced U.S federal corporate income taxes as a result of the TCJA. See Note 7 to the Financial Statements for additional information.

(d)	The increase was primarily due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.

(e)
The increase was primarily due to higher returns on additional environmental capital investments and higher recoverable depreciation expense as a result of higher depreciation rates effective May 1, 2019.

(f)	The decrease was primarily due to weather.

(g)	The decrease was primarily due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

(h)	The decrease was primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs.

Fuel

Fuel decreased $90 million in 2019 compared with 2018 at LKE, primarily due to a $42 million decrease in commodity costs, a $33 million decrease in volumes driven by weather and a $20 million decrease in volumes driven by the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

Energy Purchases

Energy purchases decreased $22 million in 2019 compared with 2018, primarily due to a $27 million decrease at LKE (primarily due to a $14 million decrease in commodity costs and a $7 million decrease in gas volumes driven by weather in 2019), partially offset by a $5 million increase at PPL Electric (primarily due to higher PLR volumes of $33 million, partially offset by lower PLR prices of $25 million).

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

2019 vs. 2018
Domestic:
PPL Electric project cancellation costs	$(12)
Stock compensation expense	10
Other operation and maintenance of Safari Energy (a)	20
Other	14
U.K.:
Foreign currency exchange rates	(23)
Third-party engineering	(4)
Other	(3)
Total	$2

(a)	The increase is primarily due to 2019 including a full year of other operation and maintenance expense of Safari Energy, which was acquired on June 1, 2018.

Depreciation

The increase (decrease) in depreciation was due to:

2019 vs. 2018
Additions to PP&E, net	$66
Foreign currency exchange rates	(13)
Depreciation rates (a)	52
Total	$105

(a)	Higher depreciation rates were effective May 1, 2019 at LG&E and KU.

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net was due to:

2019 vs. 2018
Economic foreign currency exchange contracts (Note 17)	$(164)
Defined benefit plans - non-service credits (Note 11)	59
Charitable contributions	7
Other	11
Total	$(87)

Interest Expense

The increase (decrease) in interest expense was due to:

2019 vs. 2018
Long-term debt interest	$38
Short-term debt interest	7
Foreign currency exchange rates	(20)
Other	6
Total	$31

Income Taxes

The increase (decrease) in income taxes was due to:

2019 vs. 2018
Change in pre-tax income	$(24)
Deferred tax impact of Kentucky state tax reform (a)	(9)
Kentucky recycling credit, net of federal income tax expense (b)	(18)
Other	2
Total	$(49)

(a)
In 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

(b)
In 2019, LKE recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky.

See Note 6 to the Financial Statements for additional information on income taxes.

Segment Earnings

PPL's net income by reportable segments were as follows:

			Change
	2019	2018	2019 vs. 2018
U.K. Regulated	$977	$1,114	$(137)
Kentucky Regulated	436	411	25
Pennsylvania Regulated	458	431	27
Corporate and Other (a)	(125)	(129)	4
Net Income	$1,746	$1,827	$(81)

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

Earnings from Ongoing Operations is adjusted for the impact of special items. Special items are presented in the financial tables on an after-tax basis with the related income taxes on special items separately disclosed. Income taxes on special items, when applicable, are calculated based on the statutory tax rate of the entity where the activity is recorded. Special items may include items such as:

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

PPL's Earnings from Ongoing Operations by reportable segment were as follows:

			Change
	2019	2018	2019 vs. 2018
U.K. Regulated	$1,032	$968	$64
Kentucky Regulated	436	418	18
Pennsylvania Regulated	458	436	22
Corporate and Other	(120)	(117)	(3)
Earnings from Ongoing Operations	$1,806	$1,705	$101

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global, which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from GBP into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs, and certain acquisition-related financing costs. The U.K. Regulated segment represents 56% of PPL's Net Income for 2019 and 39% of PPL's assets at December 31, 2019.

Net Income and Earnings from Ongoing Operations include the following results:

			Change
	2019	2018	2019 vs. 2018
Operating revenues	$2,167	$2,268	$(101)
Other operation and maintenance	510	538	(28)
Depreciation	250	247	3
Taxes, other than income	127	134	(7)
Total operating expenses	887	919	(32)
Other Income (Expense) - net	294	403	(109)
Interest Expense	405	413	(8)
Income Taxes	192	225	(33)
Net Income	977	1,114	(137)
Less: Special Items	(55)	146	(201)
Earnings from Ongoing Operations	$1,032	$968	$64

The following after-tax gains (losses), which management considers special items, impacted the U.K. Regulated segment's results and are excluded from Earnings from Ongoing Operations:

	Income Statement Line Item	2019	2018
Foreign currency economic hedges, net of tax of $13, ($39) (a)	Other Income (Expense) - net	$(51)	$148
Other, net of tax of $1, $0 (b)	Other operation and maintenance	(4)	—
U.S. tax reform (c)	Income Taxes	—	3
Death benefit, net of tax of $0, $1 (d)	Other operation and maintenance	—	(5)
Total		$(55)	$146

(a)	Unrealized gains (losses) on contracts that economically hedge anticipated GBP-denominated earnings.

(b)	Settlement of a contractual dispute.

(c)	Adjustments to certain provisional amounts recognized in the December 31, 2017 Statement of Income related to the enactment of the TCJA.

(d)	Primarily a payment related to the death of the WPD Chief Executive.

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

2019 vs. 2018
U.K.
U.K. Adjusted Gross Margins	$16
Other operation and maintenance	3
Depreciation	(16)
Other Income (Expense) - net	74
Interest expense	(12)
Income taxes	(15)
U.S.
Income taxes	6
Other	(4)
Foreign currency exchange, after-tax	12
Earnings from Ongoing Operations	64
Special items, after-tax	(201)
Net Income	$(137)

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of U.K. Adjusted Gross Margins.

•	Higher other income (expense) - net in 2019 compared with 2018 primarily due to higher pension income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain acquisition-related financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 25% of PPL's Net Income for 2019 and 34% of PPL's assets at December 31, 2019.

Net Income and Earnings from Ongoing Operations include the following results:

			Change
	2019	2018	2019 vs. 2018
Operating revenues	$3,206	$3,214	$(8)
Fuel	709	799	(90)
Energy purchases	174	201	(27)
Other operation and maintenance	861	848	13
Depreciation	547	475	72
Taxes, other than income	74	70	4
Total operating expenses	2,365	2,393	(28)
Other Income (Expense) - net	(13)	(16)	3
Interest Expense	298	274	24
Income Taxes	94	120	(26)
Net Income	436	411	25
Less: Special Items	—	(7)	7
Earnings from Ongoing Operations	$436	$418	$18
The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations:

	Income Statement Line Item	2019	2018
U.S. tax reform (a)	Income Taxes	$—	$2
Kentucky state tax reform (b)	Income Taxes	—	(9)
Total		$—	$(7)

(a)	Adjustments to certain provisional amounts recognized in the December 31, 2017 Statement of Income related to the enactment of the TCJA.

(b)
In 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

The changes in the components of the Kentucky Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Kentucky Adjusted Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line item.

2019 vs. 2018
Kentucky Adjusted Gross Margins	$70
Other operation and maintenance	(19)
Depreciation	(26)
Taxes, other than income	(5)
Other Income (Expense) - net	3
Interest Expense	(24)
Income Taxes	19
Earnings from Ongoing Operations	18
Special Items, after-tax	7
Net Income	$25

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Kentucky Adjusted Gross Margins.

•
Higher depreciation expense in 2019 compared with 2018 primarily due to a $15 million increase related to higher depreciation rates effective May 1, 2019 and an $11 million increase related to additional assets placed into service, net of retirements.

•	Higher interest expense in 2019 compared with 2018 primarily due to increased borrowings and higher interest rates.

•	Lower income taxes in 2019 compared with 2018 primarily due to the recording of a deferred income tax benefit related to a Kentucky recycling credit.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. In addition, certain costs are allocated to the Pennsylvania Regulated segment. The Pennsylvania Regulated segment represents 26% of PPL's Net Income for 2019 and 26% of PPL's assets at December 31, 2019.

Net Income and Earnings from Ongoing Operations include the following results:

			Change
	2019	2018	2019 vs. 2018
Operating revenues	$2,358	$2,277	$81
Energy purchases	549	544	5
Other operation and maintenance	566	578	(12)
Depreciation	386	352	34
Taxes, other than income	112	109	3
Total operating expenses	1,613	1,583	30
Other Income (Expense) - net	31	32	(1)
Interest Expense	169	159	10
Income Taxes	149	136	13
Net Income	458	431	27
Less: Special Items	—	(5)	5
Earnings from Ongoing Operations	$458	$436	$22

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations:

	Income Statement Line Item	2019	2018
IT transformation, net of tax of $0, $2 (a)	Other operation and maintenance	$—	$(5)
Total		$—	$(5)

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

2019 vs. 2018
Pennsylvania Adjusted Gross Margins	$54
Other operation and maintenance	9
Depreciation	(19)
Other Income (Expense) - net	(1)
Interest Expense	(10)
Income Taxes	(11)
Earnings from Ongoing Operations	22
Special Items, after-tax	5
Net Income	$27

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Pennsylvania Adjusted Gross Margins.

•
Higher depreciation expense in 2019 compared with 2018 primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure, net of retirements.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the years ended December 31:

	2019
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$977	$436	$458	$(125)	$1,746
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $13	(51)	—	—	—	(51)
Talen litigation costs, net of tax of $1 (a)	—	—	—	(5)	(5)
Other, net of tax of $1	(4)	—	—	—	(4)
Total Special Items	(55)	—	—	(5)	(60)
Earnings from Ongoing Operations	$1,032	$436	$458	$(120)	$1,806

	2018
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$1,114	$411	$431	$(129)	$1,827
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of ($39)	148	—	—	—	148
U.S. tax reform (b)	3	2	—	(5)	—
Kentucky state tax reform	—	(9)	—	—	(9)
IT transformation, net of tax of $2	—	—	(5)	—	(5)
Talen litigation costs, net of tax of $2 (a)	—	—	—	(7)	(7)
Death benefit, net of tax of $1	(5)	—	—	—	(5)
Total Special Items	146	(7)	(5)	(12)	122
Earnings from Ongoing Operations	$968	$418	$436	$(117)	$1,705

(a)	PPL incurred legal expenses related to litigation with its former affiliate, Talen Montana. See Note 13 to the Financial Statements for additional information.

(b)
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

•
"Kentucky Adjusted Gross Margins" is a single financial performance measure of the electricity generation, transmission and distribution operations of the Kentucky Regulated segment, as well as the Kentucky Regulated segment's distribution and sale of natural gas. In calculating this measure, fuel, energy purchases and certain variable costs of production (recorded in "Other operation and maintenance" on the Statements of Income) are deducted from operating revenues. In addition, certain other expenses, recorded in "Other operation and maintenance", "Depreciation" and "Taxes, other than income" on the Statements of Income, associated with approved cost recovery mechanisms are offset against the recovery of those expenses, which are included in revenues. These mechanisms allow for direct recovery of these expenses and, in some cases, returns on capital investments and performance incentives. As a result, this measure represents the net revenues from electricity and gas operations.

•
"Pennsylvania Adjusted Gross Margins" is a single financial performance measure of the electricity transmission and distribution operations of the Pennsylvania Regulated segment. In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings. Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance," (which are primarily Act 129, Storm Damage and Universal Service program costs), "Depreciation" (which is primarily related to the Act 129 Smart Meter program) and "Taxes, other than income," (which is primarily gross receipts tax) on the Statements of Income. This measure represents the net revenues from the Pennsylvania Regulated segment's electricity delivery operations.

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

Changes in Adjusted Gross Margins

The following table shows Adjusted Gross Margins by PPL's reportable segments and by component, as applicable, for the year ended December 31 as well as the changes between periods. The factors that gave rise to the changes are described following the table:

			Change
	2019	2018	2019 vs. 2018
U.K. Regulated
U.K. Adjusted Gross Margins	$1,998	$2,089	$(91)
Impact of changes in foreign currency exchange rates			(107)
U.K. Adjusted Gross Margins excluding impact of foreign currency exchange rates			$16

Kentucky Regulated
Kentucky Adjusted Gross Margins	$2,111	$2,041	$70

Pennsylvania Regulated
Pennsylvania Adjusted Gross Margins
Distribution	$927	$924	$3
Transmission	600	549	51
Total Pennsylvania Adjusted Gross Margins	$1,527	$1,473	$54

U.K. Adjusted Gross Margins

U.K. Adjusted Gross Margins, excluding the impact of changes in foreign currency exchange rates, increased in 2019 compared with 2018 primarily due to $83 million from the April 1, 2018 and 2019 price increases, partially offset by $64 million of lower volumes.

Kentucky Adjusted Gross Margins

Kentucky Adjusted Gross Margins increased in 2019 compared with 2018 primarily due to higher retail rates approved by the KPSC of $123 million, inclusive of the termination of the TCJA bill credit mechanism, and higher returns on additional environmental capital investments of $21 million. These increases were partially offset by $37 million of decreased sales volumes primarily due to weather and a $32 million decrease due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

Pennsylvania Adjusted Gross Margins

Distribution

Distribution Adjusted Gross Margins increased in 2019 compared with 2018 primarily due to returns on additional distribution system improvement capital investments of $10 million and returns on additional Smart Meter capital investments of $5 million, partially offset by a $12 million net of gross receipts tax impact of the estimated income tax savings owed to customers as a result of the impact of the U.S. federal corporate income tax rate reduction from 35% to 21% as enacted by the TCJA.

Transmission

Transmission Adjusted Gross Margins increased in 2019 compared with 2018 primarily due to an increase of $77 million from returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability, partially offset by $27 million from the impact of the reduced U.S. federal corporate income taxes as a result of the TCJA in the first five months of 2019.

Reconciliation of Adjusted Gross Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the years ended December 31:

	2019
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$2,129	(c)	$3,206	$2,358	$76	$7,769
Operating Expenses
Fuel	—		709	—	—	709
Energy purchases	—		174	549	—	723
Other operation and maintenance	131		92	125	1,637	1,985
Depreciation	—		116	50	1,033	1,199
Taxes, other than income	—		4	107	202	313
Total Operating Expenses	131		1,095	831	2,872	4,929
Total	$1,998		$2,111	$1,527	$(2,796)	$2,840

	2018
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$2,230	(c)	$3,214	$2,277	$64	$7,785
Operating Expenses
Fuel	—		799	—	—	799
Energy purchases	—		201	544	—	745
Other operation and maintenance	141		98	121	1,623	1,983
Depreciation	—		70	35	989	1,094
Taxes, other than income	—		5	104	203	312
Total Operating Expenses	141		1,173	804	2,815	4,933
Total	$2,089		$2,041	$1,473	$(2,751)	$2,852

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

(c)	2019 and 2018 exclude $38 million of ancillary revenues.

2020 Outlook

(PPL)

Higher net income is projected in 2020 compared with 2019. The following projections and factors underlying these projections (on an after-tax basis) are provided for PPL's segments and the Corporate and Other category and the related Registrants.

(PPL's U.K. Regulated Segment)

Higher net income is projected in 2020 compared with 2019. Excluding 2019 special items, the increase is driven primarily by higher base demand revenues and higher assumed GBP exchange rates, partially offset by lower true-up mechanisms, lower pension income and higher interest expense.

(PPL's Kentucky Regulated Segment and LKE)

Higher net income is projected in 2020 compared with 2019, driven primarily by higher retail rates, partially offset by higher depreciation expense and higher income tax expense.

(LG&E)

Higher net income is projected in 2020 compared with 2019, driven primarily by higher retail rates, partially offset by higher depreciation expense.

(KU)

Net income is projected in 2020 to be comparable with 2019, driven primarily by higher retail rates, offset by higher depreciation expense.

(PPL's Pennsylvania Regulated Segment and PPL Electric)

Higher net income is projected in 2020 compared with 2019, driven primarily by higher returns on transmission investments and lower operation and maintenance expense, partially offset by higher depreciation expense.

(PPL's Corporate and Other Category)

Lower costs are projected in 2020 compared with 2019, driven primarily by lower expenses and other factors.

(All Registrants)

Earnings in future periods are subject to various risks and uncertainties. See "Forward-Looking Information," "Item 1. Business," "Item 1A. Risk Factors," the rest of this Item 7, and Notes 1, 7 and 13 to the Financial Statements (as applicable) for a discussion of the risks, uncertainties and factors that may impact future earnings.

PPL Electric: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2019	2018	2019 vs. 2018
Operating Revenues	$2,358	$2,277	$81
Operating Expenses
Operation
Energy purchases	549	544	5
Other operation and maintenance	566	578	(12)
Depreciation	386	352	34
Taxes, other than income	112	109	3
Total Operating Expenses	1,613	1,583	30
Other Income (Expense) - net	25	23	2
Interest Income from Affiliate	6	8	(2)
Interest Expense	170	159	11
Income Taxes	149	136	13
Net Income	$457	$430	$27

Operating Revenues

The increase (decrease) in operating revenues was due to:

2019 vs. 2018
Distribution Price (a)	$42
Distribution volume	(8)
PLR	8
Transmission Formula Rate (b)	51
TCJA Refund (c)	(12)
Total	$81

(a)	Distribution price variances were primarily due to reconcilable cost recovery mechanisms approved by the PUC.

(b)
Transmission Formula Rate revenues increased primarily due to $77 million from returns on additional transmission capital investments partially offset by a $27 million unfavorable impact of the TCJA, which reduced the new revenue requirement that went into effect June 1, 2018.

(c)
Represents the estimated income tax savings owed to or already returned to distribution customers related to the reduced U.S federal corporate income taxes as a result of the TCJA. See Note 7 to the Financial Statements for additional information.

Energy Purchases

Energy purchases increased $5 million in 2019 compared with 2018. This increase was primarily due to higher PLR volumes of $33 million, partially offset by lower PLR prices of $25 million and lower transmission enhancement expenses of $3 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

2019 vs. 2018
Project cancellations	$(12)
Storm costs	(4)
Bad debts	(3)
Contractor-related expenses	3
Vegetation management	2
Support costs	1
Other	1
Total	$(12)

Depreciation

Depreciation increased by $34 million in 2019 compared with 2018. This increase was primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter program, net of retirements.

Interest Expense

Interest expense increased $11 million in 2019 compared with 2018, primarily due to the June 2018 issuance of $400 million of 4.15% First Mortgage Bonds due 2048 and the September 2019 issuance of $400 million of 3.00% First Mortgage Bonds due 2049.

Income Taxes

Income taxes increased $13 million in 2019 compared with 2018. The increase was primarily due to a change in pre-tax income. See Note 6 to the Financial Statements for additional information on income taxes.

LKE: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2019	2018	2019 vs. 2018
Operating Revenues	$3,206	$3,214	$(8)
Operating Expenses
Operation
Fuel	709	799	(90)
Energy purchases	174	201	(27)
Other operation and maintenance	861	848	13
Depreciation	547	475	72
Taxes, other than income	74	70	4
Total Operating Expenses	2,365	2,393	(28)
Other Income (Expense) - net	(13)	(16)	3
Interest Expense	226	206	20
Interest Expense with Affiliate	31	25	6
Income Taxes	103	129	(26)
Net Income	$468	$445	$23

Operating Revenues

The increase (decrease) in operating revenues was due to:

2019 vs. 2018
Volumes (a)	$(91)
Municipal supply (b)	(56)
Fuel and other energy prices (c)	(48)
Retail rates (d)	123
ECR (e)	60
Other	4
Total	$(8)

(a)	The decrease was primarily due to weather.

(b)	The decrease was primarily due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

(c)	The decrease was primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs.

(d)	The increase was primarily due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.

(e)
The increase was primarily due to higher returns on additional environmental capital investments and higher recoverable depreciation expense as a result of higher depreciation rates effective May 1, 2019.

Fuel

Fuel decreased $90 million in 2019 compared with 2018, primarily due to a $42 million decrease in commodity costs, a $33 million decrease in volumes driven by weather and a $20 million decrease in volumes driven by the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

Energy Purchases

Energy purchases decreased $27 million in 2019 compared with 2018, primarily due to a $14 million decrease in commodity costs and a $7 million decrease in gas volumes driven by weather in 2019.

Depreciation

Depreciation increased $72 million in 2019 compared with 2018, primarily due to a $52 million increase related to higher depreciation rates effective May 1, 2019 and a $15 million increase related to additional assets placed into service, net of retirements.

Income Taxes

The increase (decrease) in income taxes was due to:

2019 vs. 2018
Kentucky recycling credit, net of federal income tax expense (a)	$(18)
Kentucky state tax reform (b)	(9)
Other	1
Total	$(26)

(a)
In 2019, LKE recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky.

(b)
In 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

See Note 6 to the Financial Statements for additional information on income taxes.

LG&E: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2019	2018	2019 vs. 2018
Operating Revenues
Retail and wholesale	$1,473	$1,467	$6
Electric revenue from affiliate	27	29	(2)
Total Operating Revenues	1,500	1,496	4
Operating Expenses
Operation
Fuel	289	308	(19)
Energy purchases	154	183	(29)
Energy purchases from affiliates	7	13	(6)
Other operation and maintenance	387	376	11
Depreciation	231	195	36
Taxes, other than income	39	36	3
Total Operating Expenses	1,107	1,111	(4)
Other Income (Expense) - net	(11)	(12)	1
Interest Expense	87	76	11
Income Taxes	63	64	(1)
Net Income	$232	$233	$(1)

Operating Revenues

The increase (decrease) in operating revenues was due to:

2019 vs. 2018
Retail rates (a)	$46
ECR (b)	26
Volumes (c)	(53)
Fuel and other energy prices (d)	(20)
Other	5
Total	$4

(a)	The increase was due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.

(b)
The increase was primarily due to higher returns on additional environmental capital investments and higher recoverable depreciation expense as a result of higher depreciation rates effective May 1, 2019.

(c)	The decrease was primarily due to weather.

(d)	The decrease was primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs.

Fuel

Fuel decreased $19 million in 2019 compared with 2018, primarily due to a $10 million decrease in commodity costs and a $10 million decrease in volumes driven by weather.

Energy Purchases

Energy purchases decreased $29 million in 2019 compared with 2018, primarily due to a $14 million decrease in commodity costs and a $7 million decrease in gas volumes driven by weather in 2019.

Depreciation

Depreciation increased $36 million in 2019 compared with 2018, primarily due to a $26 million increase related to higher depreciation rates effective May 1, 2019 and a $9 million increase related to additional assets placed into service, net of retirements.

KU: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2019	2018	2019 vs. 2018
Operating Revenues
Retail and wholesale	$1,733	$1,747	$(14)
Electric revenue from affiliate	7	13	(6)
Total Operating Revenues	1,740	1,760	(20)
Operating Expenses
Operation
Fuel	420	491	(71)
Energy purchases	20	18	2
Energy purchases from affiliates	27	29	(2)
Other operation and maintenance	438	441	(3)
Depreciation	315	279	36
Taxes, other than income	35	34	1
Total Operating Expenses	1,255	1,292	(37)
Other Income (Expense) - net	(4)	(6)	2
Interest Expense	109	100	9
Income Taxes	79	76	3
Net Income	$293	$286	$7

Operating Revenue

The increase (decrease) in operating revenue was due to:

2019 vs. 2018
Municipal supply (a)	$(56)
Volumes (b)	(43)
Fuel and other energy prices (c)	(30)
Retail rates (d)	77
ECR (e)	34
Other	(2)
Total	$(20)

(a)	The decrease was primarily due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

(b)	The decrease was primarily due to weather.

(c)	The decrease was primarily due to lower recoveries of fuel due to lower commodity costs.

(d)	The increase was due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.

(e)
The increase was primarily due to higher returns on additional environmental capital investments and higher recoverable depreciation expense as a result of higher depreciation rates effective May 1, 2019.

Fuel

Fuel decreased $71 million in 2019 compared with 2018, primarily due to a $32 million decrease in commodity costs, a $23 million decrease in volumes driven by weather and a $20 million decrease in volumes driven by the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

Depreciation

Depreciation increased $36 million in 2019 compared with 2018, primarily due to a $26 million increase related to higher depreciation rates effective May 1, 2019 and a $6 million increase related to additional assets placed into service, net of retirements.

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

The Registrants had the following at:

	PPL (a)	PPL Electric	LKE	LG&E	KU
December 31, 2019
Cash and cash equivalents	$815	$262	$27	$15	$12
Short-term debt	1,151	—	388	238	150
Long-term debt due within one year	1,172	—	975	—	500
Notes payable with affiliates		—	150	—	—

December 31, 2018
Cash and cash equivalents	$621	$267	$24	$10	$14
Short-term debt	1,430	—	514	279	235
Long-term debt due within one year	530	—	530	434	96
Notes payable with affiliates		—	113	—	—

(a)
At December 31, 2019, $155 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate an incremental U.S. tax cost. See Note 6 to the Financial Statements for additional information on undistributed earnings of WPD.

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the years ended December 31 and the changes between periods were as follows:

	PPL	PPL Electric	LKE	LG&E	KU
2019
Operating activities	$2,427	$913	$938	$492	$553
Investing activities	(3,080)	(1,117)	(1,094)	(482)	(610)
Financing activities	836	199	159	(5)	55

2018
Operating activities	$2,821	$978	$915	$443	$581
Investing activities	(3,361)	(1,193)	(1,116)	(554)	(561)
Financing activities	690	433	195	106	(21)

2019 vs. 2018 Change
Operating activities	$(394)	$(65)	$23	$49	$(28)
Investing activities	281	76	22	72	(49)
Financing activities	146	(234)	(36)	(111)	76

Operating Activities

The components of the change in cash provided by (used in) operating activities were as follows:

	PPL	PPL Electric	LKE	LG&E	KU
2019 vs. 2018
Change - Cash Provided (Used):
Net income	$(81)	$27	$23	$(1)	$7
Non-cash components	241	(17)	64	33	34
Working capital	(451)	(90)	(181)	(48)	(126)
Defined benefit plan funding	11	7	97	55	51
Other operating activities	(114)	8	20	10	6
Total	$(394)	$(65)	$23	$49	$(28)

(PPL)

PPL cash provided by operating activities in 2019 decreased $394 million compared with 2018.

•
Net income decreased $81 million between periods and included an increase in net non-cash charges of $241 million. The increase in net non-cash charges was primarily due to an increase in depreciation expense (primarily due to additional assets placed into service, related to the ongoing efforts to ensure reliability of the delivery system and the replacement of aging infrastructure, net of retirements and higher depreciation rates) and unrealized losses on hedging activities partially offset by an increase in the U.K. net periodic defined benefit credits (primarily due to lower levels of unrecognized losses being amortized) and a decrease in deferred income taxes (primarily due to book versus tax plant timing differences).

•
The $451 million decrease in cash from changes in working capital was primarily due to a decrease in accounts payable (primarily due to timing of payments), an increase in net regulatory assets and liabilities (primarily due to the impact of the TCJA and timing of recovery rate mechanisms), an increase in other current liabilities (primarily due to timing of payments and operating lease liability), an increase in unbilled revenue (primarily due to weather, higher retail rates effective May 1, 2019 and a change in pricing method in the model), an increase in fuel, materials and supplies (primarily due to inventory management) and an increase in other (primarily due to a decrease in taxes payable and a decrease in counter-party collateral partially offset by an increase in customer deposits).

•
The $114 million decrease in cash provided by other operating activities was primarily due to the $65 million transfer of excess benefit funds, in 2018, related to the favorable private letter ruling received by PPL from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new sub-account within the VEBA, to be used to pay for medical claims of active bargaining unit employees, decrease in non-current regulatory liabilities (due to timing of rate recovery mechanisms) and an increase in other assets (primarily due to settlement of interest rate swaps and purchase of solar panels).

(PPL Electric)

PPL Electric's cash provided by operating activities in 2019 decreased $65 million compared with 2018.

•
Net income increased $27 million between the periods and included a decrease in non-cash components of $17 million. The decrease in non-cash components was primarily due to a $35 million decrease in deferred income tax expense (due to book versus tax plant timing differences and Federal net operating losses, partially offset by a book to tax timing difference related to the TCJA regulatory liability) and a $15 million decrease in Other (primarily due to an increase in AFUDC and a decrease in canceled projects), partially offset by a $34 million increase in depreciation expense (primarily due to additional assets placed into service, net of retirements, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter program).

•
The $90 million decrease in cash from changes in working capital was primarily due to an increase in net regulatory assets and liabilities (due to timing of rate recovery mechanisms), an increase in unbilled revenue (primarily due to a change in pricing method in the model), an increase in other net current assets and current liabilities (primarily due to an increase in 2019 material and supplies) and an increase in accounts receivable (primarily due to timing of receipts).

•
The $8 million increase in cash provided by other operating activities was primarily due to a decrease in non-current regulatory assets (due to timing of rate recovery mechanisms, amortization of storm costs incurred in the prior year and $22 million of storm costs incurred in 2018), partially offset by a decrease in non-current liabilities (primarily due to a $41 million TCJA liability in 2018).

(LKE)

LKE had a $23 million increase in cash provided by operating activities in 2019 compared with 2018.

•
Net income increased $23 million between the periods and included an increase in non-cash components of $64 million. The increase in non-cash components was primarily driven by an increase in depreciation expense (primarily due to higher depreciation rates and additional assets placed into service, net of retirements).

•
The decrease in cash from changes in working capital was primarily driven by an increase in net regulatory assets and liabilities (primarily due to the impact of the TCJA and timing of rate recovery mechanisms), a decrease in accounts payable (primarily due to timing of payments) and an increase in unbilled revenues (primarily due to weather).

•	Defined benefit plan funding was $97 million lower in 2019.

•
The increase in cash provided by other operating activities was driven primarily by a decrease in other assets (primarily due to non-current regulatory asset increases as a result of significant storm activity in 2018).

(LG&E)

LG&E had a $49 million increase in cash provided by operating activities in 2019 compared with 2018.

•
Net income decreased $1 million between the periods and included an increase in non-cash components of $33 million. The increase in non-cash components was primarily driven by an increase in depreciation expense (primarily due to higher depreciation rates and additional assets placed into service, net of retirements).

•
The decrease in cash from changes in working capital was primarily driven by an increase in net regulatory assets and liabilities (primarily due to the impact of the TCJA and timing of rate recovery mechanisms), a decrease in accounts payable (primarily due to timing of payments) and an increase in accounts receivable and unbilled revenues (primarily due to weather).

•	Defined benefit plan funding was $55 million lower in 2019.

•
The increase in cash provided by other operating activities was driven primarily by a decrease in other assets (primarily due to non-current regulatory asset increases as a result of significant storm activity in 2018).

(KU)

KU had a $28 million decrease in cash provided by operating activities in 2019 compared with 2018.

•
Net income increased $7 million between the periods and included an increase in non-cash components of $34 million. The increase in non-cash components was primarily driven by an increase in depreciation expense (primarily due to higher depreciation rates and additional assets placed into service, net of retirements).

•
The decrease in cash from changes in working capital was primarily driven by an increase in net regulatory assets and liabilities (primarily due to the impact of the TCJA and timing of rate recovery mechanisms), a decrease in accounts payable (primarily due to timing of payments) and an increase in unbilled revenues (primarily due to weather).

•	Defined benefit plan funding was $51 million lower in 2019.

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities were as follows:

	PPL	PPL Electric	LKE	LG&E	KU
2019 vs. 2018
Change - Cash Provided (Used):
Expenditures for PP&E	$155	$78	$23	$72	$(48)
Purchase of investments	10	—	—	—	—
Proceeds from sale of investments	63	—	—	—	—
Other investing activities	53	(2)	(1)	—	(1)
Total	$281	$76	$22	$72	$(49)

For PPL, in 2019 compared with 2018, the decrease in expenditures was due to lower project expenditures at WPD, PPL Electric, LKE and LG&E, partially offset by higher project expenditures at KU. The decrease in expenditures at WPD was primarily due to a decrease in expenditures to enhance system reliability and a decrease in foreign currency exchange rates. The decrease in expenditures for PPL Electric was primarily due to timing differences on capital spending projects related to ongoing efforts to improve reliability and replace aging infrastructure. The decrease in expenditures at LKE was primarily due to decreased spending for environmental water projects at LG&E and KU's Trimble County plant, LG&E’s Mill Creek plant and KU's Ghent plant, partially offset by spending on various other projects at KU that are not individually significant.

See "Forecasted Uses of Cash" for detail regarding projected capital expenditures for the years 2020 through 2024.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities were as follows:

	PPL	PPL Electric	LKE	LG&E	KU
2019 vs. 2018
Change - Cash Provided (Used):
Debt issuance/retirement, net	$383	$(105)	$414	$99	$315
Debt issuance/retirement, affiliate		—	(250)	—	—
Stock issuances/redemptions, net	469	—	—	—	—
Dividends	(59)	(96)	—	(26)	17
Capital contributions/distributions, net		(29)	57	(58)	23
Changes in net short-term debt	(641)	—	(396)	(121)	(275)
Note payable with affiliate		—	149	—	—
Other financing activities	(6)	(4)	(10)	(5)	(4)
Total	$146	$(234)	$(36)	$(111)	$76

(PPL)

For PPL, in 2019 compared with 2018, cash provided by financing activities increased primarily as a result of an increase in cash required to fund capital and general corporate expenditures to offset a decrease in cash from operations of $394 million.

(PPL Electric)

For PPL Electric, in 2019 compared with 2018, cash provided by financing activities decreased primarily as a result of a decrease in cash required to fund capital and general expenditures.

(LKE, LG&E and KU)

For LKE and LG&E, in 2019 compared with 2018, cash provided by financing activities decreased primarily as a result of a decrease in cash required to fund capital and general expenditures. For KU, in 2019 compared with 2018, cash provided by financing activities increased primarily as a result of an increase in cash required to fund capital and general expenditures.

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

Long-term Debt and Equity Securities

Long-term debt and equity securities activity for 2019 included:

	Debt		Net Stock
	Issuances (a)	Retirements	Issuances
Cash Flow Impact:
PPL	$1,465	$300	$1,167
PPL Electric	393	100
LKE	705	200
LG&E	399	200
KU	306	—

(a)	Issuances are net of pricing discounts, where applicable, and exclude the impact of debt issuance costs. Includes debt issuances with affiliates.

See Note 8 to the Financial Statements for additional long-term debt information.

(PPL)

Equity Securities Activities

Equity Forward Contracts

In May 2018, PPL completed a registered underwritten public offering of 55 million shares of its common stock. In conjunction with that offering, the underwriters exercised an option to purchase 8.25 million additional shares of PPL common stock solely to cover over-allotments.

In connection with the registered public offering, PPL entered into forward sale agreements with two counterparties covering the total 63.25 million shares of PPL common stock. Under the forward sale agreements, PPL was obligated to settle these forward sale agreements no later than November 2019. The forward sale agreements were classified as equity transactions.

In September 2018, PPL settled a portion of the initial forward sale agreements by issuing 20 million shares of PPL common stock, resulting in net cash proceeds of $520 million. In November 2019, PPL settled the remaining 43.25 million shares of PPL common stock, resulting in net cash proceeds of $1.1 billion. The net proceeds received will be used for general corporate purposes. See Note 5 for information on the forward sale agreements impact on the calculation of diluted EPS.

See Note 8 to the Financial Statements for additional information.

ATM Program

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program, including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the twelve months ended December 31, 2019. PPL issued 42 million shares of common stock and received proceeds of $119 million for the year ended December 31, 2018.

Forecasted Sources of Cash

(All Registrants)

The Registrants expect to continue to have adequate liquidity available from operating cash flows, cash and cash equivalents, credit facilities and commercial paper issuances. Additionally, subject to market conditions, the Registrants and their subsidiaries may access the capital markets, and PPL Electric, LG&E and KU anticipate receiving equity contributions from their parent or member in 2020.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At December 31, 2019, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,550	$—	$465	$1,085
PPL Electric Credit Facility	650	—	1	649

LG&E Credit Facilities	500	—	238	262
KU Credit Facilities	400	—	150	250
Total LKE Consolidated	900	—	388	512
Total U.S. Credit Facilities (a) (b)	$3,100	$—	$854	$2,246

Total U.K. Credit Facilities (b) (c)	£1,055	£243	£—	£812

(a)
The syndicated credit facilities, KU's letter of credit facility and PPL Capital Funding's bilateral facility, each contain a financial covenant requiring debt to total capitalization not to exceed 70% for PPL Capital Funding, PPL Electric, LKE, LG&E and KU, as calculated in accordance with the facility, and other customary covenants.

The commitments under the domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 8%, PPL Electric - 6%, LKE - 6%, LG&E - 6% and KU - 6%.

(b)	Each company pays customary fees under its respective syndicated credit facility. Borrowings generally bear interest at LIBOR-based rates plus an applicable margin.

(c)
The facilities contain financial covenants to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its RAV, calculated in accordance with the credit facility.

The amounts borrowed at December 31, 2019, include a USD-denominated borrowing of $200 million and GBP-denominated borrowings of £88 million, which equated to $113 million. At December 31, 2019, the USD equivalent of unused capacity under the U.K. committed credit facilities was approximately $1.0 billion.

The commitments under the U.K.'s credit facilities are provided by a diverse bank group with no one bank providing more than 13% of the total committed capacity.

In addition to the financial covenants noted in the table above, the credit agreements governing the above credit facilities contain various other covenants. Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements. The Registrants monitor compliance with the covenants on a regular basis. At December 31, 2019, the Registrants were in compliance with these covenants. At this time, the Registrants believe that these covenants and other borrowing conditions will not limit access to these funding sources.

See Note 8 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed Capacity	Borrowed	Non-affiliate Used Capacity	Unused Capacity
LKE Credit Facility	$375	$150	$—	$225
LG&E Money Pool (a)	500	—	238	262
KU Money Pool (a)	500	—	150	350

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

Commercial Paper (All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	December 31, 2019
	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,500	$450	$1,050
PPL Electric	650	—	650

LG&E	350	238	112
KU	350	150	200
Total LKE	700	388	312
Total PPL	$2,850	$838	$2,012

Long-term Debt and Equity Securities

(PPL)

PPL and its subsidiaries are authorized to issue, at the discretion of management and subject to market conditions, up to $7 billion of long-term debt and equity securities, the proceeds of which would be used to fund capital expenditures and for general corporate purposes.

(PPL Electric)

PPL Electric is authorized to issue, at the discretion of management and subject to market conditions and regulatory approvals, up to $700 million of long-term debt securities, the proceeds of which would be used to fund capital expenditures and for general corporate purposes.

(LKE, LG&E and KU)

LKE is authorized to issue, at the discretion of management, up to $800 million of long-term debt with a PPL affiliate, the proceeds of which would be used to repay $475 million of Senior Unsecured Notes maturing in November 2020 and for general corporate purposes.

LG&E is authorized to issue, at the discretion of management and subject to market conditions and regulatory approvals, up to $400 million of long-term debt securities, the proceeds of which would be used to repay short-term debt incurred to fund capital expenditures and for general corporate purposes.

KU is authorized to issue, at the discretion of management and subject to market conditions and regulatory approvals, up to $800 million of long-term debt securities, the proceeds of which would be used to repay $500 million of First Mortgage Bonds maturing in November 2020, repay short-term debt incurred to fund capital expenditures and for general corporate purposes.

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

Capital Expenditures

The table below shows the Registrants' current capital expenditure projections for the years 2020 through 2024. Expenditures for the domestic regulated utilities are expected to be recovered through rates, pending regulatory approval.

		Projected
	Total	2020 (b)	2021	2022	2023	2024
PPL
Construction expenditures (a)
Generating facilities	$763	$148	$222	$106	$121	$166
Distribution facilities	9,299	1,961	1,860	1,767	1,800	1,911
Transmission facilities	2,724	903	632	470	357	362
Environmental	549	139	209	113	84	4
Other	932	221	207	161	171	172
Total Capital Expenditures	$14,267	$3,372	$3,130	$2,617	$2,533	$2,615

PPL Electric (a)
Distribution facilities	$1,810	$419	$406	$397	$294	$294
Transmission facilities	1,960	713	399	350	245	253
Total Capital Expenditures	$3,770	$1,132	$805	$747	$539	$547

LKE
Generating facilities	$763	$148	$222	$106	$121	$166
Distribution facilities	1,661	417	392	296	284	272
Transmission facilities	764	190	233	120	112	109
Environmental	549	139	209	113	84	4
Other	407	113	98	58	69	69
Total Capital Expenditures	$4,144	$1,007	$1,154	$693	$670	$620

LG&E
Generating facilities	$322	$48	$100	$58	$54	$62
Distribution facilities	1,013	273	254	166	164	156
Transmission facilities	132	44	39	15	15	19
Environmental	214	58	90	38	28	—
Other	207	60	47	31	34	35
Total Capital Expenditures	$1,888	$483	$530	$308	$295	$272

KU
Generating facilities	$441	$100	$122	$48	$67	$104
Distribution facilities	648	144	138	130	120	116
Transmission facilities	632	146	194	105	97	90
Environmental	335	81	119	75	56	4
Other	203	52	52	28	36	35
Total Capital Expenditures	$2,259	$523	$625	$386	$376	$349

(a)	Construction expenditures include capitalized interest and AFUDC, which are expected to total approximately $93 million for PPL and $77 million for PPL Electric over the five-year period.

(b)	The 2020 total excludes amounts included in accounts payable as of December 31, 2019.

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions. For the years presented, this table includes PPL Electric's asset optimization program to replace aging transmission and distribution assets.

Contractual Obligations

The Registrants have assumed various financial obligations and commitments in the ordinary course of conducting business. At December 31, 2019, estimated contractual cash obligations were as follows:

	Total	2020	2021-2022	2023-2024	After 2024
PPL
Long-term Debt (a)	$22,002	$1,169	$2,848	$3,186	$14,799
Interest on Long-term Debt (b)	15,131	926	1,657	1,435	11,113
Operating Leases (c)	122	26	42	27	27
Purchase Obligations (d)	2,759	1,137	842	325	455
Pension Benefit Plan Funding Obligations (e)	681	272	226	183	—
Total Contractual Cash Obligations	$40,695	$3,530	$5,615	$5,156	$26,394

PPL Electric
Long-term Debt (a)	$4,039	$—	$874	$90	$3,075
Interest on Long-term Debt (b)	3,441	166	317	281	2,677
Unconditional Power Purchase Obligations	30	22	8	—	—
Total Contractual Cash Obligations	$7,510	$188	$1,199	$371	$5,752

LKE
Long-term Debt (a)	$6,041	$975	$674	$13	$4,379
Interest on Long-term Debt (b)	3,598	237	378	363	2,620
Operating Leases (c)	61	18	22	13	8
Coal and Natural Gas Purchase Obligations (f)	1,482	572	661	235	14
Unconditional Power Purchase Obligations (g)	554	31	62	62	399
Construction Obligations (h)	221	184	34	3	—
Pension Benefit Plan Obligations (e)	22	22	—	—	—
Other Obligations	304	159	78	25	42
Total Contractual Cash Obligations	$12,283	$2,198	$1,909	$714	$7,462

LG&E
Long-term Debt (a)	$2,024	$—	$292	$—	$1,732
Interest on Long-term Debt (b)	1,573	80	146	143	1,204
Operating Leases (c)	24	7	9	5	3
Coal and Natural Gas Purchase Obligations (f)	837	289	383	155	10
Unconditional Power Purchase Obligations (g)	382	21	42	43	276
Construction Obligations (h)	77	64	12	1	—
Pension Benefit Plan Obligations (e)	4	4	—	—	—
Other Obligations	99	50	20	15	14
Total Contractual Cash Obligations	$5,020	$515	$904	$362	$3,239

	Total	2020	2021-2022	2023-2024	After 2024
KU
Long-term Debt (a)	$2,642	$500	$132	$13	$1,997
Interest on Long-term Debt (b)	1,809	104	173	172	1,360
Operating Leases (c)	36	11	13	8	4
Coal and Natural Gas Purchase Obligations (f)	645	283	278	80	4
Unconditional Power Purchase Obligations (g)	172	10	20	19	123
Construction Obligations (h)	108	97	10	1	—
Pension Benefit Plan Obligations (e)	1	1	—	—	—
Other Obligations	146	70	39	9	28
Total Contractual Cash Obligations	$5,559	$1,076	$665	$302	$3,516

(a)
Reflects principal maturities based on stated maturity or earlier put dates. See Note 8 to the Financial Statements for a discussion of variable-rate remarketable bonds issued on behalf of LG&E and KU. The Registrants do not have any significant finance lease obligations.

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

(e)
The amounts for PPL include WPD's contractual deficit pension funding requirements arising from actuarial valuations performed in March 2016. The U.K. electricity regulator currently allows a recovery of a substantial portion of the contributions relating to the plan deficit. The amounts also include contributions made or committed to be made in 2020 for PPL's and LKE's U.S. pension plans (for PPL Electric, LG&E and KU includes their share of these amounts). Based on the current funded status of these plans, except for WPD's plans, no cash contributions are required. See Note 11 to the Financial Statements for a discussion of expected contributions.

(f)	Represents contracts to purchase coal, natural gas and natural gas transportation. See Note 13 to the Financial Statements for additional information.

(g)	Represents future minimum payments under OVEC power purchase agreements through June 2040. See Note 13 to the Financial Statements for additional information.

(h)	Represents construction commitments, which are also reflected in the Capital Expenditures table presented above.

Dividends/Distributions

(PPL)

PPL views dividends as an integral component of shareowner return and expects to continue to pay dividends in amounts intended to maintain a capitalization structure that supports investment grade credit ratings. In November 2019, PPL declared its quarterly common stock dividend, payable January 2, 2020, at 41.25 cents per share (equivalent to $1.65 per annum). On February 14, 2020, PPL announced an increase of its quarterly common stock dividend to 41.5 cents per share (equivalent to $1.66 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

Subject to certain exceptions, PPL may not declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067 or 2013 Series B Junior Subordinated Notes due 2073. At December 31, 2019, no interest payments were deferred.

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

The following table sets forth the Registrants' and their subsidiaries' credit ratings for outstanding debt securities or commercial paper programs as of December 31, 2019.

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

(PPL)

In September 2019, Moody's and S&P assigned ratings of Baa1 and A- to WPD (East Midlands) £250 million of 1.75% Senior Notes due 2031.

(PPL and PPL Electric)

In September 2019, Moody's and S&P assigned ratings of A1 and A to PPL Electric's $400 million 3.00% First Mortgage Bonds due 2049.

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

In September 2019, Moody's and S&P assigned ratings of A1 and A to the County of Jefferson, Kentucky's $40 million 1.75% Pollution Control Revenue Bonds, 2005 Series A, due 2035, previously issued on behalf of LG&E. The bonds were remarketed September 17, 2019.

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

Ratings Triggers

(PPL)

As discussed in Note 8 to the Financial Statements, certain of WPD's senior unsecured notes may be put by the holders to the issuer for redemption if the long-term credit ratings assigned to the notes are withdrawn by any of the rating agencies (Moody's or S&P) or reduced to a non-investment grade rating of Ba1 or BB+ or lower in connection with a restructuring event. A restructuring event includes the loss of, or a material adverse change to, the distribution licenses under which WPD (East Midlands), WPD (South West), WPD (South Wales) and WPD (West Midlands) operate and would be a trigger event for each company. These notes totaled £5.4 billion (approximately $6.9 billion) nominal value at December 31, 2019.

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral, or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 17 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at December 31, 2019.

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

Risk Management

Market Risk

(All Registrants)

See Notes 1, 16 and 17 to the Financial Statements for information about the Registrants' risk management objectives, valuation techniques and accounting designations.

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

The following interest rate hedges were outstanding at December 31:

	2019				2018
	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)
PPL
Cash flow hedges
Cross-currency swaps (c)	$702	$156	$(71)	2028	$702	$137	$(76)
Economic hedges
Interest rate swaps (d)	147	(22)	(1)	2033	147	(20)	(1)
LKE
Economic hedges
Interest rate swaps (d)	147	(22)	(1)	2033	147	(20)	(1)
LG&E
Economic hedges
Interest rate swaps (d)	147	(22)	(1)	2033	147	(20)	(1)

(a)	Includes accrued interest, if applicable.

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at December 31, 2019 and 2018 was insignificant for PPL, PPL Electric, LKE, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at December 31 is shown below.

	10% Adverse Movement in Rates
	2019	2018
PPL	$655	$652
PPL Electric	197	188
LKE	198	172
LG&E	84	62
KU	104	92

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

The following foreign currency hedges were outstanding at December 31:

	2019				2018
	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)	Maturities Ranging Through	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)
Economic hedges (b)	£859	$137	$(89)	2020	£1,540	$201	$(181)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.

(b)	To economically hedge the translation of expected earnings denominated in GBP.

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

Volumetric Risk

Volumetric risk is the risk related to the changes in volume of retail sales due to weather, economic conditions or other factors. PPL is exposed to volumetric risk through its subsidiaries as described below.

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

(PPL and PPL Electric)

In January 2017, the PUC issued a Final Order approving PPL Electric's PLR procurement plan for the period June 2017 through May 2021, which includes a total of eight semi-annual solicitations for electricity supply in April and October. To date, PPL Electric has conducted six of its planned eight competitive solicitations.

Under the standard Supply Master Agreement (the Agreement) for the competitive solicitation process, PPL Electric requires all suppliers to post collateral if their credit exposure exceeds an established credit limit. In the event a supplier defaults on its obligation, PPL Electric would be required to seek replacement power in the market. All incremental costs incurred by PPL Electric would be recoverable from customers in future rates. At December 31, 2019, most of the successful bidders under all of the solicitations had an investment grade credit rating from S&P and were not required to post collateral under the Agreement. A small portion of bidders were required to post an insignificant amount of collateral under the Agreement. There is no instance under the Agreement in which PPL Electric is required to post collateral to its suppliers.

See Note 17 to the Financial Statements for additional information on credit risk.

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. In 2019, changes in this exchange rate resulted in a foreign currency translation gain of $106 million, which reflected a $181 million increase to PP&E, $34 million increase to goodwill and $12 million decrease to other net liabilities partially offset by a $121 million increase to long-term debt. In 2018, changes in this exchange rate resulted in a foreign currency translation loss of $453 million, which reflected a $754 million decrease to PP&E and $150 million decrease to goodwill partially offset by a $445 million decrease to long-term debt and a decrease of $6 million to other net liabilities. In 2017, changes in this exchange rate resulted in a foreign currency translation gain of $537 million, which reflected a $935 million increase to PP&E and $198 million increase to goodwill partially offset by a $549 million increase to long-term debt and an increase of $47 million to other net liabilities.

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

Capacity Needs (PPL, LKE, LG&E and KU)

As a result of environmental requirements and energy efficiency measures, KU retired two older coal-fired electricity generating units at the E.W. Brown plant in February 2019 with a combined summer rating capacity of 272 MW. Despite the retirement of these units, LG&E and KU maintain sufficient generating capacity to serve their anticipated load.

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

See "Legal Matters" in Note 13 to the Financial Statements for a discussion of the more significant environmental claims. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on projected environmental capital expenditures for 2020 through 2024. See Note 19 to the Financial Statements for information related to the impacts of CCRs on AROs.

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

As has been PPL’s practice, to the extent sustainability issues have or may have a material impact on the Registrants’ financial condition or results of operation, PPL discloses such matters in accordance with applicable securities law and SEC regulations. With respect to other sustainability topics that PPL deems relevant to investors but that are not required to be reported under applicable securities law and SEC regulation, PPL will continue each spring to publish its annual sustainability report including tracking reductions related to the company's goal to reduce carbon emissions and post that report on its corporate website at www.pplweb.com and on www.pplsustainability.com. Neither the information in such annual sustainability report nor the information at such websites is incorporated in this Form 10-K by reference, and it should not be considered a part of this Form 10-K. In preparing its sustainability report, PPL is guided by the framework established by the Global Reporting Initiative, which identifies environmental, social, governance and other subject matter categories. PPL also participates in efforts by the Edison Electric Institute to provide the appropriate subset of sustainability information that can be applied consistently across the electric utility industry. Additionally, PPL publicly discloses its corporate political contributions and responds to the CDP climate survey.

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

Defined Benefits

(All Registrants)

Certain of the Registrants and/or their subsidiaries sponsor or participate in certain qualified funded and non-qualified unfunded defined benefit pension plans and both funded and unfunded other postretirement benefit plans. See Notes 1, 7 and 11 to the Financial Statements for additional information about the plans and the accounting for defined benefits.

A summary of plan sponsors by Registrant and whether a Registrant or its subsidiaries sponsor (S) or participate in and receives allocations (P) from those plans is shown in the table below.

Plan Sponsor	PPL	PPL Electric	LKE	LG&E	KU
PPL Services	S	P
WPD (a)	S
LKE (b)			S	P	P
LG&E (b)				S

(a)	Does not sponsor or participate in other postretirement benefits plans.

(b)	The pension plans sponsored by LKE and LG&E were merged effective January 1, 2020 into the LG&E and KU Pension Plan. The merged plan is sponsored by LKE. LG&E and KU participate in this plan.

Management makes certain assumptions regarding the valuation of benefit obligations and the performance of plan assets. As such, annual net periodic defined benefit costs are recorded in current earnings or regulatory assets and liabilities based on estimated results. Any differences between actual and estimated results are recorded in AOCI or, in the case of PPL Electric, LG&E and KU, regulatory assets and liabilities for amounts that are expected to be recovered through regulated customer rates. These amounts in AOCI or regulatory assets and liabilities are amortized to income over future periods. The significant assumptions are:

•
Discount Rate - In selecting the discount rates for U.S. defined benefit plans, the plan sponsors start with a cash flow analysis of the expected benefit payment stream for their plans. The plan-specific cash flows are matched against the coupons and expected maturity values of Aa-rated non-callable (or callable with make-whole provisions) bonds that could be purchased for a hypothetical settlement portfolio. The plan sponsors then use the single discount rate derived from matching the discounted benefit payment stream to the market value of the selected bond portfolio.

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

•
Expected Return on Plan Assets - The expected long-term rates of return for pension and other postretirement benefits are based on management's projections using a best-estimate of expected returns, volatilities and correlations for each asset class. Each plan's specific current and expected asset allocations are also considered in developing a reasonable return assumption.

•
Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement. In selecting a rate of compensation increase, plan sponsors consider past experience, the potential impact of movements in inflation rates and expectations of ongoing compensation practices.

See Note 11 to the Financial Statements for details of the assumptions selected for pension and other postretirement benefits. A variance in the assumptions could significantly impact accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and AOCI or regulatory assets and liabilities.

The following tables reflect changes in certain assumptions based on the Registrants' primary defined benefit plans. The inverse of this change would have the opposite impact on accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and AOCI or regulatory assets and liabilities. The sensitivities below reflect an evaluation of the change based solely on a change in that assumption.

Increase (Decrease)
Actuarial assumption
Discount Rate	(0.25%)
Expected Return on Plan Assets	(0.25%)
Rate of Compensation Increase	0.25%

	Increase (Decrease)	Increase (Decrease)	(Increase) Decrease	Increase (Decrease)	Increase (Decrease)
Actuarial assumption	Defined Benefit Asset	Defined Benefit Liabilities	AOCI (pre-tax)	Net Regulatory Assets	Defined Benefit Costs
PPL
Discount rates	$(371)	$134	$413	$92	$47
Expected return on plan assets	n/a	n/a	n/a	n/a	31
Rate of compensation increase	(56)	15	62	9	13

PPL Electric
Discount rates		57	—	57	3
Expected return on plan assets		n/a	—	n/a	4
Rate of compensation increase		6	—	6	1

LKE
Discount rates	(9)	51	26	34	6
Expected return on plan assets	n/a	n/a	n/a	n/a	4
Rate of compensation increase	n/a	6	3	3	2

	Increase (Decrease)	Increase (Decrease)	(Increase) Decrease	Increase (Decrease)	Increase (Decrease)
Actuarial assumption	Defined Benefit Asset	Defined Benefit Liabilities	AOCI (pre-tax)	Net Regulatory Assets	Defined Benefit Costs
LG&E
Discount rates	(16)	2	n/a	18	2
Expected return on plan assets	n/a	n/a	n/a	n/a	1
Rate of compensation increase	(1)	—	n/a	1	—

KU
Discount rates	(14)	2	n/a	16	2
Expected return on plan assets	n/a	n/a	n/a	n/a	1
Rate of compensation increase	(2)	—	n/a	2	—

Income Taxes (All Registrants)

Significant management judgment is required in developing the Registrants' provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken in tax returns, valuation allowances on deferred tax assets, as well as whether the undistributed earnings of WPD are considered indefinitely reinvested.

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

Regulatory Assets and Liabilities

(All Registrants)

PPL Electric, LG&E and KU are subject to cost-based rate regulation. As a result, the effects of regulatory actions are required to be reflected in the financial statements. Assets and liabilities are recorded that result from the regulated ratemaking process that may not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in regulated customer rates. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. In certain cases, regulatory liabilities are recorded based on an understanding or agreement with the regulator that rates have been set to recover costs that are expected to be incurred in the future, and the regulated entity is accountable for any amounts charged pursuant to such rates and not yet expended for the intended purpose.

Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory and political environments, the ability to recover costs through regulated rates, recent rate orders to the Registrants and other regulated entities, and the status of any pending or potential deregulation legislation. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. This assessment reflects the current political and regulatory climate at the state and federal levels and is subject to change in the future. If future recovery of costs ceases to be probable, the regulatory asset would be written-off. Additionally, the regulatory agencies can provide flexibility in the manner and timing of recovery of regulatory assets.

See Note 7 to the Financial Statements for regulatory assets and regulatory liabilities recorded at December 31, 2019 and 2018, as well as additional information on those regulatory assets and liabilities. All regulatory assets are either currently being recovered under specific rate orders, represent amounts that are expected to be recovered in future rates or benefit future periods based upon established regulatory practices.

(PPL)

WPD's operations are regulated by Ofgem. Ofgem has adopted a price control regulatory framework focused on outputs and performance in contrast to traditional U.S. utility ratemaking that operates under a cost recovery model. Because the regulatory model is incentive-based, WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP for entities subject to cost-based rate regulation and does not record regulatory assets and liabilities. See "General - Regulation" in Note 1 to the Financial Statements for additional information.

Price Risk Management (PPL)

See "Financial Condition - Risk Management" above.

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

PPL, LKE, LG&E and KU may elect either to initially make a qualitative evaluation about the likelihood of an impairment of goodwill or to bypass the qualitative evaluation and test goodwill for impairment using a two-step quantitative test. See “Long-Lived and Intangible Assets - Asset Impairment (Excluding Investments)” in Note 1 to the Financial Statements for further discussion of qualitative and quantitative goodwill impairment tests. See Note 18 to the Financial Statements for information on goodwill balances at December 31, 2019.

PPL elected to perform the two-step quantitative impairment test of goodwill for the U.K. Regulated segment reporting unit in the fourth quarter of 2019. Management used both discounted cash flows and market multiples including implied RAV premiums, which required significant assumptions, to estimate the fair value of the reporting units. Significant assumptions used in the discounted cash flows include discount and growth rates, outcomes of future rate filings, and projected operating and capital cash flows. Projected operating and capital cash flows is based on the Registrants' internal business plan, which assumes the occurrence of certain future events. Significant assumptions used in the market multiples include utility sector market performance and comparable transactions.

Application of an appropriate weighting to both the discounted cash flow and market multiple valuations for the most recent impairment test performed as of October 1, 2019 did not require the second-step assessment and did not result in any impairment.

A high degree of judgment is required to develop estimates related to fair value conclusions. A decrease in the forecasted cash flows of 10%, an increase in the discount rate of 0.25%, or a 10% decrease in the market multiples would not have resulted in an impairment of goodwill for this reporting unit.

PPL (for its Kentucky Regulated segment), and individually, LKE, LG&E and KU elected to perform the qualitative step zero evaluation of goodwill, as of October 1, 2019. Based on these evaluations, management concluded it was not more likely than not that the fair value of these reporting units was less than their carrying values. As such, the two-step quantitative impairment test was not performed.

Asset Retirement Obligations (PPL, LKE, LG&E and KU)

ARO liabilities are required to be recognized for legal obligations associated with the retirement of long-lived assets. Initial obligations are measured at estimated fair value. An ARO must be recognized when incurred if the fair value of the ARO can be reasonably estimated. An equivalent amount is recorded as an increase in the value of the capitalized asset and amortized to expense over the asset's useful life.

In determining AROs, management must make significant judgments and estimates to calculate fair value. Fair value is developed using an expected present value technique based on assumptions of market participants that consider estimated retirement costs in current period dollars, inflated to the anticipated retirement date and discounted back to the date the ARO was incurred. Changes in assumptions and estimates included within the calculations of the fair value of AROs could result in significantly different results than those identified and recorded in the financial statements. Estimated ARO costs and settlement dates, which affect the carrying value of the ARO and the related capitalized asset, are reviewed periodically to ensure that any material changes are incorporated into the ARO estimate. Any change to the capitalized asset is generally amortized over the remaining life of the associated long-lived asset.

See “Long-Lived and Intangible Assets - Asset Retirement Obligations” in Note 1, Note 7 and Note 19 to the Financial Statements for additional information on AROs.

At December 31, 2019, the total recorded balances and information on the most significant recorded AROs were as follows.

		Most Significant AROs
	Total ARO Recorded	Amount Recorded	% of Total	Description
PPL	$282	$181	64	Ponds, landfills and natural gas mains
LKE	215	181	84	Ponds, landfills and natural gas mains
LG&E	73	56	77	Ponds, landfills and natural gas mains
KU	142	125	88	Ponds and landfills

The most significant assumptions surrounding AROs are the forecasted retirement costs (including settlement dates and the timing of cash flows), discount and inflation rates. At December 31, 2019, a 10% increase to retirement cost would increase these ARO liabilities by $33 million. A 0.25% decrease in the discount rate would increase these ARO liabilities by $4 million and a 0.25% increase in the inflation rate would increase these ARO liabilities by $2 million. There would be no significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability as a result of these changes in assumptions.

Revenue Recognition - Unbilled Revenues (LKE, LG&E and KU)

Revenues related to the sale of energy are recorded when service is rendered or when energy is delivered to customers. Because customers are billed on cycles which vary based on the timing of actual meter reads taken throughout the month, estimates are recorded for unbilled revenues at the end of each reporting period. For LG&E and KU, such unbilled revenue amounts reflect estimates of deliveries to customers since the date of the last reading of their meters. The unbilled revenue estimates reflect consideration of factors including daily load models, estimated usage for each customer class, the effect of current and different rate schedules, the meter read schedule, the billing schedule, actual weather data, and, where applicable, the impact of weather normalization or other regulatory provisions of rate structures. See "Unbilled revenues" on the Registrants' Balance Sheets for balances at December 31, 2019 and 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of PPL Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PPL Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Regulatory Assets and Liabilities - Impact of Rate Regulation on Various Account Balances and Disclosures - Refer to Notes 1 and 7 to the Financial Statements
Critical Audit Matter Description
As discussed in Note 1 to the financial statements, PPL Corporation owns and operates three cost-based rate-regulated utilities in the United States (U.S.) for which rates are set by the Federal Energy Regulatory Commission (FERC), the Kentucky Public Service Commission (KPSC), the Virginia State Corporation Commission (VSCC) and the Pennsylvania Public Utility Commission (PUC) to enable the regulated utilities to recover the costs of providing electric or gas service, as applicable, and to provide a reasonable return to shareholders. Base rates are generally established based on a future test period. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by accounting principles generally accepted in the United States of America and reflect the effects of regulatory actions. Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates.

The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event as prescribed by the FERC, KPSC, VSCC and PUC. The accounting for the economics of rate regulation also impacts other financial statement line items, including regulated utility plant, operating revenues, depreciation, and income taxes and impacts multiple note disclosures. As of December 31, 2019, PPL Corporation had a recorded regulatory assets balance of $1,559 million and regulatory liabilities balance of $2,687 million.

PPL Corporation’s U.S. regulated utilities’ rates are subject to cost-based rate-setting processes and annual earnings oversight. Rates are established based on an analysis of the costs incurred and the regulated utility’s capital structure, and must be approved by one or more federal or state regulatory commissions, including the FERC, KPSC, VSCC and PUC. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital, and the timing and amount of assets to be recovered by rates. The FERC, KPSC, VSCC and PUC regulation of rates is premised on the full recovery of prudently incurred costs and an adequate return on capital investments. Decisions to be made by the FERC, KPSC, VSCC and PUC in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While PPL Corporation’s U.S. utilities have indicated that they expect to recover costs from customers through regulated rates, there is a risk that the FERC, KPSC, VSCC or PUC will not approve full recovery of such costs or approve recovery on a timely basis in future regulatory decisions.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in continually assessing whether the regulatory assets are probable of future recovery by considering factors, such as changes in the applicable regulatory and political environments, the ability to recover costs through regulated rates, recent rate orders and the status of any pending legislation. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate-setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the FERC, KPSC, VSCC and PUC included the following, among others:

•
We tested the effectiveness of management’s internal controls over evaluating the likelihood of recovery in future rates of costs deferred as regulatory assets. We tested the effectiveness of management’s controls over the recognition of amounts as regulated utility plant, regulatory assets or liabilities, operating revenues, depreciation, income taxes, and note disclosures and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•
We obtained and read relevant regulatory orders issued by the FERC, KPSC, VSCC and PUC for PPL Corporation’s U.S. regulated utilities to assess the likelihood of recovery in future rates or of a future reduction in rates.

•
We inquired of management about regulated utility plant that may be abandoned. We inspected minutes of the board of directors, regulatory orders and other filings with the commission to identify any evidence that may contradict management’s assertion regarding probability of an abandonment.

•	We evaluated PPL Corporation’s disclosures related to the impacts of rate-regulation, including the balances recorded and regulatory developments, in the financial statements.

Goodwill - U.K. Regulated Reporting Unit - Refer to Notes 1 and 18 to the Financial Statements

Critical Audit Matter Description

PPL Corporation’s balance sheet includes $3.2 billion of goodwill as of December 31, 2019, of which $2.5 billion was allocated to the U.K. Regulated reporting unit. The fair value of the U.K. Regulated reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized. PPL Corporation elected to perform the two-step quantitative impairment test of goodwill for the U.K. Regulated reporting unit in the fourth quarter of 2019. Management used both discounted cash flows and market multiples, which required significant assumptions, to estimate the fair value of the reporting units. Significant assumptions used in the discounted cash flows included discount and growth rates, and projected operating and capital cash flows. Projected operating and capital cash flows are based on PPL Corporation’s internal business plan, which assumes the occurrence of certain events in the future. Significant assumptions used in the market multiples include utility sector market performance and comparable transactions.

We identified goodwill for the U.K. Regulated reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the U.K. Regulated reporting unit, specifically due to changes in the economy in the U.K. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the regulatory asset value premiums (RAV premiums), discount and growth rates, and projected operating and capital cash flows.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the RAV premiums, discount and growth rates, and projected operating and capital cash flows used by management to estimate the fair value of the U.K. Regulated reporting unit included the following, among others:

•
We tested the effectiveness of management’s internal controls over their goodwill impairment evaluation, including those over the determination of the fair value of the U.K. Regulated reporting unit, such as controls related to management’s RAV premiums estimate, and selection of discount and growth rates and projected operating and capital cash flows.

•	We evaluated the reasonableness of management’s projected operating and capital cash flows by comparing the forecasts to:

◦	Historical operating and capital cash flows.

◦	Internal communications to management and the board of directors.

◦	Forecasted information included in PPL Corporation’s press releases as well as in analyst and industry reports for PPL Corporation.

•	We evaluated the impact of changes in management’s forecasts from the October 1, 2019 annual measurement date to December 31, 2019.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) RAV premiums and (3) discount and growth rates by:

◦	Testing the source information underlying the determination of the RAV premiums, and discount and growth rates and the mathematical accuracy of the calculation.

◦	Developing a range of independent estimates and comparing those to the RAV premiums, and discount and growth rates selected by management.

Income Taxes - Valuation Allowances - Estimates of future taxable income and management’s determination of whether it is more likely than not that deferred tax assets will be realized - Refer to Note 1 and 6 to the Financial Statements

Critical Audit Matter Description

Deferred income taxes reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes and the tax effects of net operating losses and tax credit carryforwards. Net deferred tax assets have been recognized based on management’s estimates of future taxable income for the U.S. and the U.K. PPL Corporation files tax returns in multiple jurisdictions with complex tax laws and regulations. Valuation allowances have been established for the amount that, more likely than not, will not be realized. PPL Corporation has $834 million of valuation allowances recorded on $1,479 million of deferred tax assets related to federal, state and foreign loss and credit carryforwards as of December 31, 2019.

Management considers a number of factors in assessing the realization of a deferred tax asset associated with net operating losses and tax credit carryforwards, including the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax-planning strategies. Management also considers the uncertainty posed by political risk and the effect of this uncertainty on the various factors that management takes into account in evaluating the need for valuation allowances. The amount of deferred tax assets ultimately realized may differ materially from the estimates utilized in the computation of valuation allowances and may materially impact the financial statements in the future.

We identified management’s estimation of the valuation allowances associated with loss and credit carryforwards as a critical audit matter because the need for valuation allowances to reduce deferred tax assets requires significant management judgment. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates of future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to estimated future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized included the following, among others:

•
We tested the effectiveness of management’s internal controls over the valuation allowance for income taxes, including management’s internal controls over the estimates of future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.

•	We evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether a valuation allowance was necessary.

•
With the assistance of our income tax specialists, we evaluated whether the sources of management’s estimated taxable income were of the appropriate character and sufficient to utilize the deferred tax assets under the relevant tax laws.

•
We evaluated management’s ability to accurately estimate taxable income by comparing actual results to management’s historical estimates and evaluating whether there have been any changes that would affect management’s ability to continue accurately estimating taxable income.

•	We tested the reasonableness of management’s estimates of future taxable income by comparing the estimates to:

◦	Internal budgets.

◦	Historical taxable income, as adjusted for nonrecurring items.

◦	Internal communications to management and the board of directors.

◦	Forecasted information included in PPL Corporation’s press releases as well as in analyst and industry reports for PPL Corporation.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 14, 2020

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and the Board of Directors of PPL Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of PPL Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 14, 2020, expressed an unqualified opinion on those financial statements.
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
February 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowner and the Board of Directors of PPL Electric Utilities Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PPL Electric Utilities Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
February 14, 2020

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Sole Member and the Board of Directors of LG&E and KU Energy LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LG&E and KU Energy LLC and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
February 14, 2020

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of Louisville Gas and Electric Company

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Louisville Gas and Electric Company (the “Company”) as of December 31, 2019 and 2018, the related statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
February 14, 2020

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of Kentucky Utilities Company

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Kentucky Utilities Company (the “Company”) as of December 31, 2019 and 2018, the related statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP

Louisville, Kentucky
February 14, 2020

We have served as the Company’s auditor since 2015.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except share data)

	2019	2018	2017
Operating Revenues	$7,769	$7,785	$7,447

Operating Expenses
Operation
Fuel	709	799	759
Energy purchases	723	745	685
Other operation and maintenance	1,985	1,983	1,802
Depreciation	1,199	1,094	1,008
Taxes, other than income	313	312	292
Total Operating Expenses	4,929	4,933	4,546

Operating Income	2,840	2,852	2,901

Other Income (Expense) - net	309	396	(88)

Interest Expense	994	963	901

Income Before Income Taxes	2,155	2,285	1,912

Income Taxes	409	458	784

Net Income	$1,746	$1,827	$1,128

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$2.39	$2.59	$1.64
Diluted	$2.37	$2.58	$1.64

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	728,512	704,439	685,240
Diluted	736,754	708,619	687,334

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2019	2018	2017
Net income	$1,746	$1,827	$1,128

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $0, ($2), ($1)	108	(444)	538
Qualifying derivatives, net of tax of $2, ($9), $19	(11)	36	(79)
Defined benefit plans:
Prior service costs, net of tax of $0, $3, $0	(1)	(11)	—
Net actuarial gain (loss), net of tax of $119, $44, $72	(592)	(187)	(308)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of ($5), $6, ($18)	13	(29)	73
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0	—	—	1
Defined benefit plans:
Prior service costs, net of tax of ($1), $0, ($1)	2	2	1
Net actuarial (gain) loss, net of tax of ($22), ($36), ($37)	87	142	130
Total other comprehensive income (loss)	(394)	(491)	356

Comprehensive income	$1,352	$1,336	$1,484

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2019	2018	2017
Cash Flows from Operating Activities
Net income	$1,746	$1,827	$1,128
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,199	1,094	1,008
Amortization	81	78	97
Defined benefit plans - (income)	(263)	(192)	(95)
Deferred income taxes and investment tax credits	309	355	707
Unrealized (gains) losses on derivatives, and other hedging activities	73	(186)	178
Stock compensation expense	36	26	38
Other	(22)	(3)	(9)
Change in current assets and current liabilities
Accounts receivable	4	28	(33)
Accounts payable	(77)	78	(10)
Unbilled revenues	(5)	41	(48)
Fuel, materials and supplies	(26)	17	40
Regulatory assets and liabilities, net	(88)	13	(12)
Other current liabilities	(73)	(22)	6
Other	(33)	(2)	11
Other operating activities
Defined benefit plans - funding	(350)	(361)	(565)
Proceeds from transfer of excess benefit plan funds	—	65	—
Other assets	(100)	(75)	32
Other liabilities	16	40	(12)
Net cash provided by operating activities	2,427	2,821	2,461
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(3,083)	(3,238)	(3,133)
Purchase of investments	(55)	(65)	—
Proceeds from the sale of investments	69	6	—
Other investing activities	(11)	(64)	(28)
Net cash used in investing activities	(3,080)	(3,361)	(3,161)
Cash Flows from Financing Activities
Issuance of long-term debt	1,465	1,059	1,515
Retirement of long-term debt	(300)	(277)	(168)
Issuance of common stock	1,167	698	453
Payment of common stock dividends	(1,192)	(1,133)	(1,072)
Net increase (decrease) in short-term debt	(278)	363	115
Other financing activities	(26)	(20)	(19)
Net cash provided by financing activities	836	690	824
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	10	(18)	15
Net Increase in Cash, Cash Equivalents and Restricted Cash	193	132	139
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	643	511	372
Cash, Cash Equivalents and Restricted Cash at End of Period	$836	$643	$511

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest - net of amount capitalized	$905	$910	$845
Income taxes - net	$93	$127	$65
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$340	$345	$360
Accrued expenditures for intangible assets at December 31,	$79	$64	$68

 The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2019	2018
Assets
Current Assets
Cash and cash equivalents	$815	$621
Accounts receivable (less reserve: 2019, $58; 2018, $56)
Customer	687	663
Other	105	107
Unbilled revenues	504	496
Fuel, materials and supplies	332	303
Prepayments	79	70
Price risk management assets	147	109
Other current assets	98	63
Total Current Assets	2,767	2,432

Property, Plant and Equipment
Regulated utility plant	42,709	39,734
Less: accumulated depreciation - regulated utility plant	8,055	7,310
Regulated utility plant, net	34,654	32,424
Non-regulated property, plant and equipment	357	355
Less: accumulated depreciation - non-regulated property, plant and equipment	109	101
Non-regulated property, plant and equipment, net	248	254
Construction work in progress	1,580	1,780
Property, Plant and Equipment, net	36,482	34,458

Other Noncurrent Assets
Regulatory assets	1,492	1,673
Goodwill	3,198	3,162
Other intangibles	742	716
Pension benefit asset	464	535
Price risk management assets	149	228
Other noncurrent assets	386	192
Total Other Noncurrent Assets	6,431	6,506

Total Assets	$45,680	$43,396

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2019	2018
Liabilities and Equity
Current Liabilities
Short-term debt	$1,151	$1,430
Long-term debt due within one year	1,172	530
Accounts payable	956	989
Taxes	99	110
Interest	294	278
Dividends	317	296
Customer deposits	261	257
Regulatory liabilities	115	122
Other current liabilities	535	551
Total Current Liabilities	4,900	4,563

Long-term Debt	20,721	20,069

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,088	2,796
Investment tax credits	124	126
Accrued pension obligations	587	771
Asset retirement obligations	212	264
Regulatory liabilities	2,572	2,714
Other deferred credits and noncurrent liabilities	485	436
Total Deferred Credits and Other Noncurrent Liabilities	7,068	7,107

Commitments and Contingent Liabilities (Notes 7 and 13)

Equity
Common stock - $0.01 par value (a)	8	7
Additional paid-in capital	12,214	11,021
Earnings reinvested	5,127	4,593
Accumulated other comprehensive loss	(4,358)	(3,964)
Total Equity	12,991	11,657

Total Liabilities and Equity	$45,680	$43,396

(a)	1,560,000 shares authorized; 767,233 and 720,323 shares issued and outstanding at December 31, 2019 and December 31, 2018.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Millions of Dollars)

	PPL Shareowners
	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2016	679,731	$7	$9,841	$3,829	$(3,778)	$9,899
Common stock issued	13,667		482			482
Stock-based compensation			(18)			(18)
Net income				1,128		1,128
Dividends and dividend equivalents (b)				(1,086)		(1,086)
Other comprehensive income (loss)					356	356
December 31, 2017	693,398	$7	$10,305	$3,871	$(3,422)	$10,761

Common stock issued	26,925		718			718
Stock-based compensation			(2)			(2)
Net income				1,827		1,827
Dividends and dividend equivalents (b)				(1,156)		(1,156)
Other comprehensive income (loss)					(491)	(491)
Adoption of reclassification of certain tax effects from AOCI guidance cumulative effect adjustment (Note 1)				51	(51)	—
December 31, 2018	720,323	$7	$11,021	$4,593	$(3,964)	$11,657

Common stock issued	46,910	1	1,184			1,185
Stock-based compensation			9			9
Net income				1,746		1,746
Dividends and dividend equivalents (b)				(1,212)		(1,212)
Other comprehensive income (loss)					(394)	(394)
December 31, 2019	767,233	$8	$12,214	$5,127	$(4,358)	$12,991

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.

(b)	Dividends declared per share of common stock at December 31, 2019, 2018 and 2017 were: $1.65, $1.64 and $1.58.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2019	2018	2017
Operating Revenues	$2,358	$2,277	$2,195

Operating Expenses
Operation
Energy purchases	549	544	507
Other operation and maintenance	566	578	572
Depreciation	386	352	309
Taxes, other than income	112	109	107
Total Operating Expenses	1,613	1,583	1,495

Operating Income	745	694	700

Other Income (Expense) - net	25	23	12

Interest Income from Affiliate	6	8	5

Interest Expense	170	159	142

Income Before Income Taxes	606	566	575

Income Taxes	149	136	213

Net Income (a)	$457	$430	$362

(a)	Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2019	2018	2017
Cash Flows from Operating Activities
Net income	$457	$430	$362
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	386	352	309
Amortization	24	22	33
Defined benefit plans - expense	—	3	12
Deferred income taxes and investment tax credits	90	125	258
Other	(19)	(4)	(8)
Change in current assets and current liabilities
Accounts receivable	33	47	(57)
Accounts payable	5	10	3
Unbilled revenues	(14)	7	(13)
Prepayments	(1)	1	3
Regulatory assets and liabilities	(43)	(19)	(5)
Taxes payable	1	4	(4)
Other	(11)	10	(1)
Other operating activities
Defined benefit plans - funding	(21)	(28)	(24)
Other assets	15	(37)	15
Other liabilities	11	55	(3)
Net cash provided by operating activities	913	978	880

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,114)	(1,192)	(1,244)
Expenditures for intangible assets	(7)	(4)	(10)
Other investing activities	4	3	2
Net cash used in investing activities	(1,117)	(1,193)	(1,252)

Cash Flows from Financing Activities
Issuance of long-term debt	393	398	470
Retirement of long-term debt	(100)	—	—
Contributions from PPL	400	429	575
Payment of common stock dividends to parent	(486)	(390)	(336)
Net decrease in short-term debt		—	(295)
Other financing activities	(8)	(4)	(6)
Net cash provided by financing activities	199	433	408

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(5)	218	36
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	269	51	15
Cash, Cash Equivalents and Restricted Cash at End of Period	$264	$269	$51

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$154	$144	$128
Income taxes - net	$32	$(20)	$4
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$180	$158	$133

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2019	2018
Assets
Current Assets
Cash and cash equivalents	$262	$267
Accounts receivable (less reserve: 2019, $28; 2018, $27)
Customer	258	264
Other	22	38
Accounts receivable from affiliates	11	11
Unbilled revenues	134	120
Materials and supplies	33	25
Prepayments	6	5
Regulatory assets	26	11
Other current assets	9	9
Total Current Assets	761	750

Property, Plant and Equipment
Regulated utility plant	12,589	11,637
Less: accumulated depreciation - regulated utility plant	3,078	2,856
Regulated utility plant, net	9,511	8,781
Construction work in progress	597	586
Property, Plant and Equipment, net	10,108	9,367

Other Noncurrent Assets
Regulatory assets	726	824
Intangibles	263	260
Other noncurrent assets	43	42
Total Other Noncurrent Assets	1,032	1,126

Total Assets	$11,901	$11,243

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2019	2018
Liabilities and Equity
Current Liabilities
Accounts payable	$438	$418
Accounts payable to affiliates	32	25
Taxes	13	12
Interest	41	37
Regulatory liabilities	96	74
Other current liabilities	93	101
Total Current Liabilities	713	667

Long-term Debt	3,985	3,694

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,447	1,320
Accrued pension obligations	179	282
Regulatory liabilities	599	675
Other deferred credits and noncurrent liabilities	146	144
Total Deferred Credits and Other Noncurrent Liabilities	2,371	2,421

Commitments and Contingent Liabilities (Notes 7 and 13)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	3,558	3,158
Earnings reinvested	910	939
Total Equity	4,832	4,461

Total Liabilities and Equity	$11,901	$11,243

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at December 31, 2019 and December 31, 2018.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2016	66,368	$364	$2,154	$873	$3,391
Net income				362	362
Capital contributions from parent			575		575
Dividends declared on common stock				(336)	(336)
December 31, 2017	66,368	$364	$2,729	$899	$3,992

Net income				430	430
Capital contributions from parent			429		429
Dividends declared on common stock				(390)	(390)
December 31, 2018	66,368	$364	$3,158	$939	$4,461

Net income				457	457
Capital contributions from parent			400		400
Dividends declared on common stock				(486)	(486)
December 31, 2019	66,368	$364	$3,558	$910	$4,832

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2019	2018	2017
Operating Revenues	$3,206	$3,214	$3,156

Operating Expenses
Operation
Fuel	709	799	759
Energy purchases	174	201	178
Other operation and maintenance	861	848	801
Depreciation	547	475	439
Taxes, other than income	74	70	65
Total Operating Expenses	2,365	2,393	2,242

Operating Income	841	821	914

Other Income (Expense) - net	(13)	(16)	(8)

Interest Expense	226	206	197

Interest Expense with Affiliate	31	25	18

Income Before Income Taxes	571	574	691

Income Taxes	103	129	375

Net Income	$468	$445	$316

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2019	2018	2017
Net income	$468	$445	$316

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $1	(1)	—	(2)
Net actuarial gain (loss), net of tax of $2, ($2), $13	(6)	7	(23)
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0	—	—	1
Defined benefit plans:
Prior service costs, net of tax of $0, $0, ($1)	1	2	1
Net actuarial (gain) loss, net of tax of $1, ($3), ($2)	2	8	5
Total other comprehensive income (loss)	(4)	17	(18)

Comprehensive income	$464	$462	$298

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2019	2018	2017
Cash Flows from Operating Activities
Net income	$468	$445	$316
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	547	475	439
Amortization	27	18	24
Defined benefit plans - expense	11	17	25
Deferred income taxes and investment tax credits	82	94	294
Other	(3)	(4)	—
Change in current assets and current liabilities
Accounts receivable	(16)	1	(12)
Accounts payable	(26)	39	(9)
Accounts payable to affiliates	2	2	2
Unbilled revenues	5	34	(33)
Fuel, materials and supplies	—	7	45
Regulatory assets and liabilities, net	(45)	32	(7)
Taxes payable	(5)	(3)	27
Other	(8)	(24)	41
Other operating activities
Defined benefit plans - funding	(34)	(131)	(35)
Expenditures for asset retirement obligations	(89)	(72)	(34)
Other assets	(3)	(24)	8
Other liabilities	25	9	8
Net cash provided by operating activities	938	915	1,099
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,094)	(1,117)	(892)
Other investing activities	—	1	4
Net cash used in investing activities	(1,094)	(1,116)	(888)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	37	(112)	62
Issuance of long-term note with affiliate	—	250	—
Issuance of long-term debt	705	118	160
Retirement of long-term debt	(200)	(27)	(70)
Acquisition of outstanding bonds	(40)	—	—
Remarketing of reacquired bonds	40	—	—
Distributions to member	(308)	(302)	(402)
Contributions from member	63	—	—
Net increase (decrease) in short-term debt	(126)	270	59
Other financing activities	(12)	(2)	(3)
Net cash provided by (used in) financing activities	159	195	(194)
Net Increase (Decrease) in Cash and Cash Equivalents	3	(6)	17
Cash and Cash Equivalents at Beginning of Period	24	30	13
Cash and Cash Equivalents at End of Period	$27	$24	$30

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$237	$218	$204
Income taxes - net	$29	$46	$48
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$113	$150	$174

 The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2019	2018
Assets
Current Assets
Cash and cash equivalents	$27	$24
Accounts receivable (less reserve: 2019, $28; 2018, $27)
Customer	260	239
Other	71	63
Unbilled revenues	164	169
Fuel, materials and supplies	250	248
Prepayments	30	25
Regulatory assets	41	25
Other current assets	2	—
Total Current Assets	845	793

Property, Plant and Equipment
Regulated utility plant	14,646	13,721
Less: accumulated depreciation - regulated utility plant	2,356	2,125
Regulated utility plant, net	12,290	11,596
Construction work in progress	794	1,018
Property, Plant and Equipment, net	13,084	12,614

Other Noncurrent Assets
Regulatory assets	766	849
Goodwill	996	996
Other intangibles	69	78
Other noncurrent assets	171	82
Total Other Noncurrent Assets	2,002	2,005

Total Assets	$15,931	$15,412

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2019	2018
Liabilities and Equity
Current Liabilities
Short-term debt	$388	$514
Long-term debt due within one year	975	530
Notes payable with affiliates	150	113
Accounts payable	316	366
Accounts payable to affiliates	11	9
Customer deposits	62	61
Taxes	58	63
Price risk management liabilities	4	4
Regulatory liabilities	19	48
Interest	40	32
Asset retirement obligations	70	82
Other current liabilities	153	126
Total Current Liabilities	2,246	1,948

Long-term Debt
Long-term debt	4,377	4,322
Long-term debt to affiliate	650	650
Total Long-term Debt	5,027	4,972

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,069	956
Investment tax credits	124	126
Price risk management liabilities	17	16
Accrued pension obligations	233	282
Asset retirement obligations	145	214
Regulatory liabilities	1,973	2,039
Other deferred credits and noncurrent liabilities	155	136
Total Deferred Credits and Other Noncurrent Liabilities	3,716	3,769

Commitments and Contingent Liabilities (Notes 7 and 13)

Member's equity	4,942	4,723

Total Liabilities and Equity	$15,931	$15,412

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

Member's Equity
December 31, 2016	$4,667
Net income	316
Distributions to member	(402)
Other comprehensive income (loss)	(18)
December 31, 2017	$4,563

Net income	$445
Distributions to member	(302)
Other comprehensive income (loss)	17
December 31, 2018	$4,723

Net income	$468
Contributions from member	63
Distributions to member	(308)
Other comprehensive income (loss)	(4)
December 31, 2019	$4,942

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)

	2019	2018	2017
Operating Revenues
Retail and wholesale	$1,473	$1,467	$1,422
Electric revenue from affiliate	27	29	31
Total Operating Revenues	1,500	1,496	1,453

Operating Expenses
Operation
Fuel	289	308	292
Energy purchases	154	183	160
Energy purchases from affiliate	7	13	10
Other operation and maintenance	387	376	350
Depreciation	231	195	183
Taxes, other than income	39	36	33
Total Operating Expenses	1,107	1,111	1,028

Operating Income	393	385	425

Other Income (Expense) – net	(11)	(12)	(10)

Interest Expense	87	76	71

Income Before Income Taxes	295	297	344

Income Taxes	63	64	131

Net Income (a)	$232	$233	$213

(a)	Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)

	2019	2018	2017
Cash Flows from Operating Activities
Net income	$232	$233	$213
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	231	195	183
Amortization	15	14	14
Defined benefit plans - expense	3	3	7
Deferred income taxes and investment tax credits	56	60	126
Other	—	—	1
Change in current assets and current liabilities
Accounts receivable	(9)	4	(7)
Accounts receivable from affiliates	6	—	4
Accounts payable	(10)	10	(7)
Accounts payable to affiliates	5	1	(4)
Unbilled revenues	1	14	(16)
Fuel, materials and supplies	5	4	12
Regulatory assets and liabilities, net	(19)	5	(5)
Taxes payable	7	1	(15)
Other	(5)	(10)	16
Other operating activities
Defined benefit plans - funding	(6)	(61)	(4)
Expenditures for asset retirement obligations	(30)	(22)	(15)
Other assets	(1)	(12)	5
Other liabilities	11	4	4
Net cash provided by operating activities	492	443	512
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(482)	(554)	(458)
Net cash used in investing activities	(482)	(554)	(458)
Cash Flows from Financing Activities
Issuance of long-term debt	399	100	160
Retirement of long-term debt	(200)	—	(70)
Acquisition of outstanding bonds	(40)	—	—
Remarketing of reacquired bonds	40	—	—
Payment of common stock dividends to parent	(182)	(156)	(192)
Contributions from parent	25	83	30
Net increase (decrease) in short-term debt	(41)	80	30
Other financing activities	(6)	(1)	(2)
Net cash provided by (used in) financing activities	(5)	106	(44)
Net Increase (Decrease) in Cash and Cash Equivalents	5	(5)	10
Cash and Cash Equivalents at Beginning of Period	10	15	5
Cash and Cash Equivalents at End of Period	$15	$10	$15

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$77	$71	$65
Income taxes - net	$2	$7	$22
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$59	$61	$92

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)

	2019	2018
Assets
Current Assets
Cash and cash equivalents	$15	$10
Accounts receivable (less reserve: 2019, $1; 2018, $1)
Customer	121	110
Other	41	30
Unbilled revenues	76	77
Accounts receivable from affiliates	18	24
Fuel, materials and supplies	122	127
Prepayments	14	12
Regulatory assets	25	21
Other current assets	1	—
Total Current Assets	433	411

Property, Plant and Equipment
Regulated utility plant	6,372	5,816
Less: accumulated depreciation - regulated utility plant	846	741
Regulated utility plant, net	5,526	5,075
Construction work in progress	297	514
Property, Plant and Equipment, net	5,823	5,589

Other Noncurrent Assets
Regulatory assets	380	431
Goodwill	389	389
Other intangibles	41	47
Other noncurrent assets	67	16
Total Other Noncurrent Assets	877	883

Total Assets	$7,133	$6,883

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)

	2019	2018
Liabilities and Equity
Current Liabilities
Short-term debt	$238	$279
Long-term debt due within one year	—	434
Accounts payable	172	172
Accounts payable to affiliates	31	26
Customer deposits	31	29
Taxes	33	26
Price risk management liabilities	4	4
Regulatory liabilities	2	17
Interest	15	11
Asset retirement obligations	24	23
Other current liabilities	47	39
Total Current Liabilities	597	1,060

Long-term Debt	2,005	1,375

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	697	628
Investment tax credits	34	34
Price risk management liabilities	17	16
Asset retirement obligations	49	80
Regulatory liabilities	883	915
Other deferred credits and noncurrent liabilities	89	88
Total Deferred Credits and Other Noncurrent Liabilities	1,769	1,761

Commitments and Contingent Liabilities (Notes 7 and 13)

Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,820	1,795
Earnings reinvested	518	468
Total Equity	2,762	2,687

Total Liabilities and Equity	$7,133	$6,883

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at December 31, 2019 and December 31, 2018.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2016	21,294	$424	$1,682	$370	$2,476
Net income				213	213
Capital contributions from LKE			30		30
Cash dividends declared on common stock				(192)	(192)
December 31, 2017	21,294	$424	$1,712	$391	$2,527

Net income				233	233
Capital contributions from LKE			83		83
Cash dividends declared on common stock				(156)	(156)
December 31, 2018	21,294	$424	$1,795	$468	$2,687

Net income				232	232
Capital contributions from LKE			25		25
Cash dividends declared on common stock				(182)	(182)
December 31, 2019	21,294	$424	$1,820	$518	$2,762

(a) Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)

	2019	2018	2017
Operating Revenues
Retail and wholesale	$1,733	$1,747	$1,734
Electric revenue from affiliate	7	13	10
Total Operating Revenues	1,740	1,760	1,744

Operating Expenses
Operation
Fuel	420	491	467
Energy purchases	20	18	18
Energy purchases from affiliate	27	29	31
Other operation and maintenance	438	441	423
Depreciation	315	279	255
Taxes, other than income	35	34	32
Total Operating Expenses	1,255	1,292	1,226

Operating Income	485	468	518

Other Income (Expense) – net	(4)	(6)	(4)

Interest Expense	109	100	96

Income Before Income Taxes	372	362	418

Income Taxes	79	76	159

Net Income (a)	$293	$286	$259

(a)	Net income approximates comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)

	2019	2018	2017
Cash Flows from Operating Activities
Net income	$293	$286	$259
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	315	279	255
Amortization	10	3	9
Defined benefit plans - expense	(1)	—	4
Deferred income taxes and investment tax credits	39	48	152
Other	(3)	(4)	—
Change in current assets and current liabilities
Accounts receivable	(3)	(4)	(5)
Accounts payable	(15)	29	—
Accounts payable to affiliates	(2)	(3)	(6)
Unbilled revenues	4	20	(17)
Fuel, materials and supplies	(6)	3	32
Regulatory assets and liabilities, net	(26)	27	(2)
Taxes payable	2	5	(26)
Other	(6)	(3)	9
Other operating activities
Defined benefit plans - funding	(3)	(54)	(23)
Expenditures for asset retirement obligations	(59)	(50)	(19)
Other assets	(2)	(12)	3
Other liabilities	16	11	9
Net cash provided by operating activities	553	581	634
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(610)	(562)	(432)
Other investing activities	—	1	4
Net cash used in investing activities	(610)	(561)	(428)
Cash Flows from Financing Activities
Issuance of long-term debt	306	18	—
Retirement of long-term debt	—	(27)	—
Payment of common stock dividends to parent	(229)	(246)	(226)
Contributions from parent	68	45	—
Net increase (decrease) in short-term debt	(85)	190	29
Other financing activities	(5)	(1)	(1)
Net cash provided by (used in) financing activities	55	(21)	(198)
Net Increase (Decrease) in Cash and Cash Equivalents	(2)	(1)	8
Cash and Cash Equivalents at Beginning of Period	14	15	7
Cash and Cash Equivalents at End of Period	$12	$14	$15

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$101	$95	$92
Income taxes - net	$39	$25	$34
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$54	$88	$82

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)

	2019	2018
Assets
Current Assets
Cash and cash equivalents	$12	$14
Accounts receivable (less reserve: 2019, $1; 2018, $2)
Customer	139	129
Other	27	34
Unbilled revenues	88	92
Fuel, materials and supplies	128	121
Prepayments	14	11
Regulatory assets	16	4
Other current assets	1	—
Total Current Assets	425	405

Property, Plant and Equipment
Regulated utility plant	8,262	7,895
Less: accumulated depreciation - regulated utility plant	1,507	1,382
Regulated utility plant, net	6,755	6,513
Construction work in progress	496	503
Property, Plant and Equipment, net	7,251	7,016

Other Noncurrent Assets
Regulatory assets	386	418
Goodwill	607	607
Other intangibles	28	31
Other noncurrent assets	128	63
Total Other Noncurrent Assets	1,149	1,119

Total Assets	$8,825	$8,540

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)

	2019	2018
Liabilities and Equity
Current Liabilities
Short-term debt	$150	$235
Long-term debt due within one year	500	96
Accounts payable	121	171
Accounts payable to affiliates	52	53
Customer deposits	31	32
Taxes	26	24
Regulatory liabilities	17	31
Interest	20	16
Asset retirement obligations	46	59
Other current liabilities	51	35
Total Current Liabilities	1,014	752

Long-term Debt	2,123	2,225

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	792	735
Investment tax credits	90	92
Asset retirement obligations	96	134
Regulatory liabilities	1,090	1,124
Other deferred credits and noncurrent liabilities	46	36
Total Deferred Credits and Other Noncurrent Liabilities	2,114	2,121

Commitments and Contingent Liabilities (Notes 7 and 13)

Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,729	2,661
Earnings reinvested	537	473
Total Equity	3,574	3,442

Total Liabilities and Equity	$8,825	$8,540

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at December 31, 2019 and December 31, 2018.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Kentucky Utilities Company
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive income (loss)	Total
December 31, 2016	37,818	$308	$2,616	$400	$(1)	$3,323
Net income				259		259
Cash dividends declared on common stock				(226)		(226)
Other comprehensive income (loss)					1	1
December 31, 2017	37,818	$308	$2,616	$433	$—	$3,357

Net income				286		286
Capital contributions from LKE			45			45
Cash dividends declared on common stock				(246)		(246)
December 31, 2018	37,818	$308	$2,661	$473	$—	$3,442

Net income				293		293
Capital contributions from LKE			68			68
Cash dividends declared on common stock				(229)		(229)
December 31, 2019	37,818	$308	$2,729	$537	$—	$3,574

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

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

(All Registrants)

The financial statements of the Registrants include each company's own accounts as well as the accounts of all entities in which the company has a controlling financial interest. Entities for which a controlling financial interest is not demonstrated through voting interests are evaluated based on accounting guidance for Variable Interest Entities (VIEs). The Registrants consolidate a VIE when they are determined to have a controlling interest in the VIE and, as a result, are the primary beneficiary of the entity. The Registrants are not the primary beneficiary in any significant VIEs. Investments in entities in which a company has the ability to exercise significant influence but does not have a controlling financial interest are accounted for under the equity method. All other investments are carried at cost or fair value. All significant intercompany transactions have been eliminated.

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

(All Registrants)

PPL Electric, LG&E and KU are cost-based rate-regulated utilities for which rates are set by regulators to enable PPL Electric, LG&E and KU to recover the costs of providing electric or gas service, as applicable, and to provide a reasonable return to shareholders. Base rates are generally established based on a future test period. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by GAAP and reflect the effects of regulatory actions. Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. In certain cases, regulatory liabilities are recorded based on an understanding or agreement with the regulator that rates have been set to recover expected future costs, and the regulated entity is accountable for any amounts charged pursuant to such rates and not yet expended for the intended purpose. The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event as prescribed by the FERC or the applicable state regulatory commissions. See Note 7 for additional details regarding regulatory matters.

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

Loss Accruals

Potential losses are accrued when (1) information is available that indicates it is "probable" that a loss has been incurred, given the likelihood of uncertain future events and (2) the amount of loss can be reasonably estimated. Accounting guidance defines "probable" as cases in which "the future event or events are likely to occur." The Registrants continuously assess potential loss contingencies for environmental remediation, litigation claims, regulatory penalties and other events. Loss accruals for environmental remediation are discounted when appropriate.

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

Certain contracts may not meet the definition of a derivative because they lack a notional amount or a net settlement provision. In cases where there is no net settlement provision, markets are periodically assessed to determine whether market mechanisms have evolved to facilitate net settlement. Certain derivative contracts may be excluded from the requirements of derivative accounting treatment because NPNS has been elected. These contracts are accounted for using accrual accounting. Contracts that have been classified as derivative contracts are reflected on the balance sheets at fair value. The portion of derivative positions that deliver within a year are included in "Current Assets" and "Current Liabilities," while the portion of derivative positions that deliver beyond a year are recorded in "Other Noncurrent Assets" and "Deferred Credits and Other Noncurrent Liabilities."

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

(PPL)

Processes exist that allow for subsequent review and validation of contract information as it relates to interest rate and foreign currency derivatives. The accounting department provides the treasury department with guidelines on appropriate accounting classifications for various contract types and strategies. Examples of accounting guidelines provided to the treasury department staff include, but are not limited to:

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

(All Registrants)

•
Derivative transactions may be marked to fair value through regulatory assets/liabilities at PPL Electric, LG&E and KU, if approved by the appropriate regulatory body. These transactions generally include the effect of interest rate swaps that are included in customer rates.

(PPL and PPL Electric)

To meet its obligation as a PLR to its customers, PPL Electric has entered into certain contracts that meet the definition of a derivative. However, NPNS has been elected for these contracts.

See Notes 16 and 17 for additional information on derivatives.

Revenue

(All Registrants)

Operating revenues are primarily recorded based on energy deliveries through the end of each calendar month. Unbilled retail revenues result because customers' bills are rendered throughout the month, rather than bills being rendered at the end of the month. For LKE, LG&E and KU, unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh by the estimated average cents per kWh. Any difference between estimated and actual revenues is adjusted the following month when the previous unbilled estimate is reversed and actual billings occur. For PPL Electric, unbilled revenues for a month are calculated by multiplying the actual unbilled kWh by an average rate per customer class.

PPL Electric's, LG&E's and KU's base rates are determined based on cost of service. Some regulators have also authorized the use of additional alternative revenue programs, which enable PPL Electric, LG&E and KU to adjust future rates based on past activities or completed events. Revenues from alternative revenue programs are recognized when the specific events permitting future billings have occurred. Revenues from alternative revenue programs are required to be presented separately from revenues from contracts with customers. These amounts are, however, presented as revenues from contracts with customers, with an offsetting adjustment to alternative revenue program revenue, when they are billed to customers in future periods. See Note 3 for additional information.

(PPL)

WPD is currently operating under the eight-year price control period of RIIO-ED1, which commenced for electric distribution companies on April 1, 2015. Ofgem has adopted a price control mechanism that establishes the amount of base demand revenue WPD can earn, subject to certain true-ups, and provides for increased or reduced revenues based on incentives or penalties for performance relative to pre-established targets. WPD's allowed revenue primarily includes base demand revenue (adjusted for inflation using RPI), performance incentive revenues/penalties and adjustments for over or under-recovery from prior periods.

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

Unlike prior price control reviews, base demand revenue under RIIO-ED1 is adjusted during the price control period. The most significant of those adjustments are:

•
Inflation True-Up - The base demand revenue for the RIIO-ED1 period was set based on 2012/13 prices. Therefore, an inflation factor as determined by forecasted RPI, provided by HM Treasury, is applied to base demand revenue.

Forecasted RPI is trued up to actuals and affects future base demand revenue two regulatory years later. This revenue change is called the "TRU" adjustment.

•
Annual Iteration Process (AIP) - The RIIO-ED1 price control period also includes an AIP. This allows future base demand revenues agreed with Ofgem as part of the price control review, to be updated during the price control period for financial adjustments including tax, pensions, cost of debt, legacy price control adjustments from preceding price control periods and adjustments relating to actual and allowed total expenditure, together with the Totex Incentive Mechanism (TIM). Under the TIM, WPD's DNOs are able to retain 70% of any amounts not spent against the RIIO-ED1 plan and bear 70% of any over-spends. The AIP calculates an incremental change to base demand revenue, known as the "MOD" adjustment.

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

•
Correction Factor - During the current price control period, WPD sets its tariffs to recover allowed revenue. However, in any fiscal period, WPD's revenue could be negatively affected if its tariffs and the volume delivered do not fully recover the revenue allowed for a particular period. Conversely, WPD could also over-recover revenue. Over and under-recoveries are subtracted from or added to allowed revenue in future years when billed to customers, known as the "Correction Factor" or "K-factor." Over and under-recovered amounts arising for the period are refunded/recovered on a two year lag.

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

Accounts receivable are written off in the period in which the receivable is deemed uncollectible.

The changes in the allowance for doubtful accounts were:

		Additions
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions (a)	Balance at End of Period
PPL
2019	$56	$37	$3	$38	$58
2018	51	41	3	39	56
2017	54	28	(1)	30	51

PPL Electric
2019	$27	$26	$—	$25	$28
2018	24	29	—	26	27
2017	28	18	—	22	24

LKE
2019	$27	$8	$3	$10	$28
2018	25	10	3	11	27
2017	24	8	(1)	6	25

LG&E
2019	$1	$2	$2	$4	$1
2018	1	4	1	5	1
2017	2	2	(1)	2	1

KU
2019	$2	$4	$1	$6	$1
2018	1	5	2	6	2
2017	2	4	(1)	4	1

(a)	Primarily related to uncollectible accounts written off.

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

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the Balance Sheets that sum to the total of the same amounts shown on the Statements of Cash Flows:

	PPL		PPL Electric
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Cash and cash equivalents	$815	$621	$262	$267
Restricted cash - current	3	3	2	2
Restricted cash - noncurrent (a)	18	19	—	—
Total Cash, Cash Equivalents and Restricted Cash	$836	$643	$264	$269

(a)	Primarily consists of funds received by WPD, which are to be spent on approved initiatives to support a low carbon environment.

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

Long-Lived and Intangible Assets

Property, Plant and Equipment

(All Registrants)

PP&E is recorded at original cost, unless impaired. PP&E acquired in business combinations is recorded at fair value at the time of acquisition. If impaired, the asset is written down to fair value at that time, which becomes the new cost basis of the asset. Original cost for constructed assets includes material, labor, contractor costs, certain overheads and financing costs, where applicable. Included in PP&E are capitalized costs of software projects that were developed or obtained for internal use. The cost of repairs and minor replacements are charged to expense as incurred. The Registrants record costs associated with planned major maintenance projects in the period in which work is performed and costs are incurred.

AFUDC is capitalized at PPL Electric as part of the construction costs for cost-based rate-regulated projects for which a return on such costs is recovered after the project is placed in service. The debt component of AFUDC is credited to "Interest Expense" and the equity component is credited to "Other Income (Expense) - net" on the Statements of Income. LG&E and KU generally do not record AFUDC as a return is provided on construction work in progress.

(PPL)

PPL capitalizes interest costs as part of construction costs. Capitalized interest, including the debt component of AFUDC for PPL, was $10 million in 2019, $15 million in 2018 and $11 million 2017.

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

Following are the weighted-average annual rates of depreciation, for regulated utility plant, for the years ended December 31:

	2019	2018	2017
PPL	2.84%	2.77%	2.65%
PPL Electric	3.05%	3.01%	2.86%
LKE	3.96%	3.69%	3.64%
LG&E	3.87%	3.63%	3.63%
KU	4.02%	3.74%	3.66%

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

PPL elected to bypass the qualitative step zero evaluation of goodwill and quantitatively tested the goodwill at its WPD reporting unit while LKE, LG&E and KU qualitatively tested the goodwill of its reporting units for impairment as of the fourth quarter of 2019. No impairment was recognized.

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

PPL uses an accelerated amortization method for the recognition of gains and losses for its defined benefit pension plans. Under the accelerated method, actuarial gains and losses in excess of 30% of the plan's projected benefit obligation are amortized on a straight-line basis over one-half of the required amortization period. Actuarial gains and losses in excess of 10% of the greater of the plan's projected benefit obligation or the market-related value of plan assets and less than 30% of the plan's projected benefit obligation are amortized on a straight-line basis over the full required amortization period.

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

The Registrants use a two-step process to evaluate tax positions. The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained. This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position. The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion. The benefit recognized is measured at the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50%. Unrecognized tax benefits are classified as current to the extent management expects to settle an uncertain tax position by payment or receipt of cash within one year of the reporting date. The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements of the Registrants in future periods. At December 31, 2019, no significant changes in unrecognized tax benefits are projected over the next 12 months.

Deferred income taxes reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes, as well as the tax effects of net operating losses and tax credit carryforwards.

The Registrants record valuation allowances to reduce deferred income tax assets to the amounts that are more likely than not to be realized. The need for valuation allowances requires significant management judgment. If the Registrants determine that they are able to realize deferred tax assets in the future in excess of recorded net deferred tax assets, adjustments to the valuation allowances increase income by reducing tax expense in the period that such determination is made. Likewise, if the Registrants determine that they are not able to realize all or part of net deferred tax assets in the future, adjustments to the valuation allowances would decrease income by increasing tax expense in the period that such determination is made. The amount of deferred tax assets ultimately realized may differ materially from the estimates utilized in the computation of valuation allowances and may materially impact the financial statements in the future.

The Registrants defer investment tax credits when the credits are generated and amortize the deferred amounts over the average lives of the related assets.

The Registrants recognize tax-related interest and penalties in "Income Taxes" on their Statements of Income.

The Registrants use the portfolio approach method of accounting for deferred taxes related to pre-tax OCI transactions. The portfolio approach involves a strict period-by-period cumulative incremental allocation of income taxes to the change in income and losses reflected in OCI. Under this approach, the net cumulative tax effect is ignored. The net change in unrealized gains and losses recorded in AOCI under this approach would be eliminated only on the date the entire balance is sold or otherwise disposed of.

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

At December 31, the following intercompany tax receivables (payables) were recorded:

	2019	2018
PPL Electric	$3	$19
LKE	(8)	(16)
LG&E	(4)	—
KU	(6)	(5)

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

Fuel, Materials and Supplies

Fuel, natural gas stored underground and materials and supplies are valued using the average cost method. Fuel costs for electricity generation are charged to expense as used. For LG&E, natural gas supply costs are charged to expense as delivered to the distribution system. See Note 7 for further discussion of the fuel adjustment clauses and gas supply clause.

(PPL, LKE, LG&E and KU)

"Fuel, materials and supplies" on the Balance Sheets consisted of the following at December 31:

	PPL		LKE		LG&E		KU
	2019	2018	2019	2018	2019	2018	2019	2018
Fuel	$106	$98	$106	$98	$43	$42	$63	$56
Natural gas stored underground	35	41	35	41	35	41	—	—
Materials and supplies	191	164	109	109	44	44	65	65
Total	$332	$303	$250	$248	$122	$127	$128	$121

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

(PPL, LKE, LG&E & KU)

The following table shows the amounts recorded on the Balance Sheets as of January 1, 2019 as a result of the adoption of the new lease guidance using a modified retrospective transition method with transition applied as of the beginning of the period of adoption:

	PPL	LKE	LG&E	KU
Right-of-Use Asset (a)	$81	$56	$23	$31
Lease Liability - Current (b)	23	18	9	9
Lease Liability - Noncurrent (c)	67	46	18	26

(a)	Right-of-Use Assets are recorded in "Other noncurrent assets" on the Balance Sheets.

(b)	Current lease liabilities are recorded in "Other current liabilities" on the Balance Sheets.

(c)	Noncurrent lease liabilities are recorded in "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

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

See Note 17 for the additional disclosures of the income statement impacts of hedging activities required from the adoption of this guidance. Disclosures related to ineffectiveness are no longer required. Other impacts of adopting this guidance were not material.

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

Income Statement data for the segments and reconciliation to PPL's consolidated results for the years ended December 31 are as follows:

	2019	2018	2017
Operating Revenues from external customers (a)
U.K. Regulated	$2,167	$2,268	$2,091
Kentucky Regulated	3,206	3,214	3,156
Pennsylvania Regulated	2,358	2,277	2,195
Corporate and Other	38	26	5
Total	$7,769	$7,785	$7,447

Depreciation
U.K. Regulated	$250	$247	$230
Kentucky Regulated	547	475	439
Pennsylvania Regulated	386	352	309
Corporate and Other	16	20	30
Total	$1,199	$1,094	$1,008

Amortization (b)
U.K. Regulated	$25	$34	$34
Kentucky Regulated	27	18	24
Pennsylvania Regulated	24	22	33
Corporate and Other	5	4	6
Total	$81	$78	$97

Unrealized (gains) losses on derivatives and other hedging activities (c)
U.K. Regulated	$62	$(190)	$166
Kentucky Regulated	6	6	6
Corporate and Other	5	(2)	6
Total	$73	$(186)	$178

Interest Expense
U.K. Regulated	$405	$413	$397
Kentucky Regulated	298	274	261
Pennsylvania Regulated	169	159	142
Corporate and Other	122	117	101
Total	$994	$963	$901

Income Before Income Taxes
U.K. Regulated	$1,169	$1,339	$804
Kentucky Regulated	530	531	645
Pennsylvania Regulated	607	567	575
Corporate and Other	(151)	(152)	(112)
Total	$2,155	$2,285	$1,912

Income Taxes (d)
U.K. Regulated	$192	$225	$152
Kentucky Regulated	94	120	359
Pennsylvania Regulated	149	136	216
Corporate and Other	(26)	(23)	57
Total	$409	$458	$784

Deferred income taxes and investment tax credits (e)
U.K. Regulated	$140	$118	$66
Kentucky Regulated	82	94	294
Pennsylvania Regulated	90	125	257
Corporate and Other	(3)	18	90
Total	$309	$355	$707

	2019	2018	2017

Net Income
U.K. Regulated	$977	$1,114	$652
Kentucky Regulated	436	411	286
Pennsylvania Regulated	458	431	359
Corporate and Other	(125)	(129)	(169)
Total	$1,746	$1,827	$1,128

(a)	See Note 1 and Note 3 for additional information on Operating Revenues.

(b)	Represents non-cash expense items that include amortization of operating lease right-of-use assets, regulatory assets, debt discounts and premiums and debt issuance costs.

(c)	Includes unrealized gains and losses from economic activity. See Note 17 for additional information.

(d)	Represents both current and deferred income taxes, including investment tax credits. See Note 6 for additional information on the impact of the TCJA in 2018 and 2017.

(e)	Represents a non-cash expense item that is also included in "Income Taxes."

Cash Flow data for the segments and reconciliation to PPL's consolidated results for the years ended December 31 are as follows:

	2019	2018	2017
Expenditures for long-lived assets
U.K. Regulated	$857	$954	$1,015
Kentucky Regulated	1,097	1,117	892
Pennsylvania Regulated	1,121	1,196	1,254
Corporate and Other	32	1	10
Total	$3,107	$3,268	$3,171

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated results as of:

	As of December 31,
	2019	2018
Total Assets
U.K. Regulated (a)	$17,622	$16,700
Kentucky Regulated	15,597	15,078
Pennsylvania Regulated	11,918	11,257
Corporate and Other (b)	543	361
Total	$45,680	$43,396

(a)
Includes $13.2 billion and $12.4 billion of net PP&E as of December 31, 2019 and December 31, 2018. WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP.

(b)	Primarily consists of unallocated items, including cash, PP&E, goodwill, the elimination of inter-segment transactions as well as the assets of Safari Energy.

Geographic data for the years ended December 31 are as follows:

	2019	2018	2017
Revenues from external customers
U.K.	$2,167	$2,268	$2,091
U.S.	5,602	5,517	5,356
Total	$7,769	$7,785	$7,447

	As of December 31,
	2019	2018
Long-Lived Assets
U.K.	$13,618	$12,791
U.S.	23,607	22,384
Total	$37,225	$35,175

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

Distribution Revenue

PPL Electric provides distribution services to residential, commercial, industrial, municipal and governmental end users of energy. PPL Electric satisfies its performance obligation to its distribution customers and revenue is recognized over-time as electricity is delivered and simultaneously consumed by the customer. The amount of revenue recognized is the volume of electricity delivered during the period multiplied by a per-unit of energy tariff, plus a monthly fixed charge. This method of recognition fairly presents PPL Electric's transfer of electric service to the customer as the calculation is based on actual volumes, and the per-unit of energy tariff rate and the monthly fixed charge are set by the PUC. Customers are typically billed monthly and outstanding amounts are normally due within 21 days of the date of the bill.

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

(All Registrants)

The following table reconciles "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the years ended December 31:

	2019
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$7,769	$2,358	$3,206	$1,500	$1,740
Revenues derived from:
Alternative revenue programs (b)	(30)	(6)	(24)	(10)	(14)
Other (c)	(38)	(10)	(21)	(9)	(12)
Revenues from Contracts with Customers	$7,701	$2,342	$3,161	$1,481	$1,714

	2018
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$7,785	$2,277	$3,214	$1,496	$1,760
Revenues derived from:
Alternative revenue programs (b)	32	(6)	38	12	26
Other (c)	(38)	(12)	(17)	(5)	(12)
Revenues from Contracts with Customers	$7,779	$2,259	$3,235	$1,503	$1,774

(a)
For the years ended December 31, 2019 and 2018, PPL includes $2.2 billion and $2.3 billion of revenues from external customers reported by the U.K. Regulated segment. PPL Electric and LKE represent revenues from external customers reported by the Pennsylvania Regulated and Kentucky Regulated segments. See Note 2 for additional information.

(b)
Alternative revenue programs include the transmission formula rate for PPL Electric, the ECR and DSM programs for LG&E and KU, the GLT program for LG&E, and the generation formula rate for KU. This line item shows the over/under collection of these rate mechanisms with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts.

(c)	Represents additional revenues outside the scope of revenues from contracts with customers such as leases and other miscellaneous revenues.

The following table shows revenues from contracts with customers disaggregated by customer class for the years ended December 31:

	2019
	PPL (d)	PPL Electric (d)	LKE	LG&E	KU
Licensed energy suppliers (a)	$2,032	$—	$—	$—	$—
Residential	2,610	1,288	1,322	668	654
Commercial	1,257	349	908	466	442
Industrial	621	59	562	180	382
Other (b)	495	52	277	121	156
Wholesale - municipal	43	—	43	—	43
Wholesale - other (c)	49	—	49	46	37
Transmission	594	594	—	—	—
Revenues from Contracts with Customers	$7,701	$2,342	$3,161	$1,481	$1,714

	2018
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$2,127	$—	$—	$—	$—
Residential	2,704	1,379	1,325	666	659
Commercial	1,233	368	865	455	410
Industrial	624	54	570	180	390
Other (b)	489	53	278	129	149
Wholesale - municipal	118	—	118	—	118
Wholesale - other (c)	79	—	79	73	48
Transmission	405	405	—	—	—
Revenues from Contracts with Customers	$7,779	$2,259	$3,235	$1,503	$1,774

(a)	Represents customers of WPD.

(b)	Primarily includes revenues from pole attachments, street lighting, other public authorities and other non-core businesses.

(c)	Includes wholesale power and transmission revenues. LG&E and KU amounts include intercompany power sales and transmission revenues, which are eliminated upon consolidation at LKE.

(d)	In 2019, management deemed it appropriate to present the revenue offset associated with network integration transmission service (NITS) as distribution revenue rather than transmission revenue.

As discussed in Note 2, PPL's segments are segmented by geographic location. Revenues from external customers for each segment/geographic location are reconciled to revenues from contracts with customers in the table above. For PPL Electric, revenues from contracts with customers are further disaggregated by distribution and transmission, which were $1.7 billion and $594 million for the year ended December 31, 2019 and $1.9 billion and $405 million for the year ended December 31, 2018.

Contract receivables from customers are primarily included in "Accounts receivable - Customer" and "Unbilled revenues" on the Balance Sheets. For PPL Electric, the "Accounts receivable - Customer" balance includes purchased receivables from alternative electricity suppliers. See Note 7 for additional information regarding the purchase of receivables program.

The following table shows the accounts receivable balances from contracts with customers that were impaired for the year ended December 31:

	2019	2018
PPL	$27	$34
PPL Electric	21	24
LKE	6	9
LG&E	2	4
KU	4	5

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers:

	PPL	PPL Electric	LKE	LG&E	KU
Contract liabilities as of December 31, 2019	$44	$21	$9	$5	$4
Contract liabilities as of December 31, 2018	42	23	9	5	4
Revenue recognized during the year ended December 31, 2019 that was included in the contract liability balance at December 31, 2018	32	11	9	5	4

Contract liabilities as of December 31, 2018	$42	$23	$9	$5	$4
Contract liabilities as of December 31, 2017	29	19	8	4	4
Revenue recognized during the year ended December 31, 2018 that was included in the contract liability balance at December 31, 2017	21	8	8	4	4

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

At December 31, 2019, PPL had $36 million of performance obligations attributable to Corporate and Other that have not been satisfied. Of this amount, PPL expects to recognize approximately $32 million within the next 12 months.

4. Preferred Securities

(PPL)

PPL is authorized to issue up to 10 million shares of preferred stock. No PPL preferred stock was issued or outstanding in 2019, 2018 or 2017.

(PPL Electric)

PPL Electric is authorized to issue up to 20,629,936 shares of preferred stock. No PPL Electric preferred stock was issued or outstanding in 2019, 2018 or 2017.

(LG&E)

LG&E is authorized to issue up to 1,720,000 shares of preferred stock at a $25 par value and 6,750,000 shares of preferred stock without par value. LG&E had no preferred stock issued or outstanding in 2019, 2018 or 2017.

(KU)

KU is authorized to issue up to 5,300,000 shares of preferred stock and 2,000,000 shares of preference stock without par value. KU had no preferred or preference stock issued or outstanding in 2019, 2018 or 2017.

5. Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the applicable period. Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding, increased by incremental shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares as calculated using the Treasury Stock Method. Incremental non-participating securities that have a dilutive impact are detailed in the table below. In 2019 and 2018, these securities also included the PPL common stock forward sale agreements. See Note 8 for additional information on these agreements which were partially settled in 2018 with the remaining shares settled in 2019. The forward sale agreements were dilutive under the Treasury Stock Method to the extent the average stock price of PPL's common shares exceeded the forward sale price prescribed in the agreements.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended December 31, used in the EPS calculation are:

	2019	2018	2017
Income (Numerator)
Net income	$1,746	$1,827	$1,128
Less amounts allocated to participating securities	1	2	2
Net income available to PPL common shareowners - Basic and Diluted	$1,745	$1,825	$1,126

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	728,512	704,439	685,240
Add incremental non-participating securities:
Share-based payment awards (a)	1,101	445	2,094
Forward sale agreements	7,141	3,735	—
Weighted-average shares - Diluted EPS	736,754	708,619	687,334

Basic EPS
Net Income available to PPL common shareowners	$2.39	$2.59	$1.64

Diluted EPS
Net Income available to PPL common shareowners	$2.37	$2.58	$1.64

(a)	The Treasury Stock Method was applied to non-participating share-based payment awards.

For the year ended December 31, PPL issued common stock related to stock-based compensation plans and DRIP as follows (in thousands):

2019
Stock-based compensation plans (a)	1,936
DRIP	1,725

(a)	Includes stock options exercised, vesting of performance units, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

See Note 8 for additional information on common stock issued under ATM Program and settlement of a portion of the PPL common stock forward sales agreements.

For the years ended December 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive:

	2019	2018	2017
Stock options	—	172	696
Performance units	5	—	—
Restricted stock units	3	11	—

6. Income and Other Taxes

(PPL)

"Income Before Income Taxes" included the following:

	2019	2018	2017
Domestic income	$964	$1,127	$874
Foreign income	1,191	1,158	1,038
Total	$2,155	$2,285	$1,912

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

Net deferred tax assets have been recognized based on management's estimates of future taxable income for the U.S. and the U.K.

Significant components of PPL's deferred income tax assets and liabilities were as follows:

	2019	2018
Deferred Tax Assets
Deferred investment tax credits	$31	$31
Regulatory liabilities	75	87
Income taxes due to customer	462	479
Accrued pension and postretirement costs	211	277
Federal loss carryforwards	324	325
State loss carryforwards	432	419
Federal and state tax credit carryforwards	402	392
Foreign capital loss carryforwards	320	313
Foreign - other	8	10
Contributions in aid of construction	112	139
Domestic - other	99	88
Valuation allowances	(834)	(808)
Total deferred tax assets	1,642	1,752

Deferred Tax Liabilities
Domestic plant - net	3,546	3,359
Regulatory assets	262	314
Foreign plant - net	765	724
Foreign - pensions	72	83
Domestic - other	61	40
Total deferred tax liabilities	4,706	4,520
Net deferred tax liability	$3,064	$2,768

State deferred taxes are determined by entity and by jurisdiction. As a result, $24 million and $28 million of net deferred tax assets are shown as "Other noncurrent assets" on the Balance Sheets for 2019 and 2018.

At December 31, 2019, PPL had the following loss and tax credit carryforwards, related deferred tax assets and valuation allowances recorded against the deferred tax assets:

	Gross	Deferred Tax Asset	Valuation Allowance	Expiration
Loss carryforwards
Federal net operating losses	$1,499	$315	$—	2032-2037
Federal charitable contributions	42	9	—	2020-2024
State net operating losses	5,879	432	(393)	2021-2039
State charitable contributions	1	—	—	2020-2024
Foreign net operating losses	3	—	—	Indefinite
Foreign capital losses	1,880	320	(320)	Indefinite
Federal - Other	7	1	—	Indefinite

Credit carryforwards
Federal investment tax credit	133	—	2025-2039
Federal alternative minimum tax credit (a)	8	—	Indefinite
Federal foreign tax credits (b)	218	(113)	2024-2027
Federal - other	24	(6)	2020-2039
State Recycling Credit	18	—	2028
State - other	1	—	Indefinite

(a)	The TCJA repealed the corporate alternative minimum tax (AMT) for tax years beginning after December 31, 2017. The existing indefinite carryforward period for AMT credits was retained.

(b)	Includes $62 million of foreign tax credits carried forward from 2016 and $156 million of additional foreign tax credits from 2017 related to the taxable deemed dividend associated with the TCJA.

Valuation allowances have been established for the amount that, more likely than not, will not be realized. The changes in deferred tax valuation allowances were as follows:

		Additions
	Balance at Beginning of Period	Charged to Income		Charged to Other Accounts	Deductions		Balance at End of Period
2019	$808	$31		$—	$5		$834
2018	838	26		—	56	(a)	808
2017	593	256	(b)	—	11		838

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

PPL Global does not record U.S. income taxes on the unremitted earnings of WPD, as management has determined that such earnings are indefinitely reinvested. Current year distributions from WPD to the U.S. are sourced from a portion of the current year’s earnings of the WPD group. There have been no material changes to the facts underlying PPL’s assertion that historically reinvested earnings of WPD as well as some portion of current year earnings will continue to be indefinitely reinvested. WPD's long-term working capital forecasts and capital expenditure projections for the foreseeable future require reinvestment of WPD's undistributed earnings. Additionally, U.S. long-term working capital forecasts and capital expenditure projections for the foreseeable future do not require or contemplate annual distributions from WPD in excess of some portion of WPD's future annual earnings. The cumulative undistributed earnings are included in "Earnings reinvested" on the Balance Sheets. The amount considered indefinitely reinvested at December 31, 2019 was $7.5 billion. The foregoing is not impacted by U.S. tax reform and the associated conversion from a worldwide to a participation exemption system. It is not practicable to estimate the amount of additional taxes that could be payable on these foreign earnings in the event of repatriation to the U.S.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows:

	2019	2018	2017
Income Tax Expense (Benefit)
Current - Federal	$(10)	$(19)	$6
Current - State	19	17	25
Current - Foreign	91	104	45
Total Current Expense (Benefit)	100	102	76
Deferred - Federal (a)	139	203	532
Deferred - State	76	100	88
Deferred - Foreign	123	107	133
Total Deferred Expense (Benefit), excluding operating loss carryforwards	338	410	753

Amortization of investment tax credit	(3)	(3)	(3)
Tax expense (benefit) of operating loss carryforwards
Deferred - Federal	7	(20)	(16)
Deferred - State	(33)	(31)	(26)
Total Tax Expense (Benefit) of Operating Loss Carryforwards	(26)	(51)	(42)
Total income tax expense (benefit)	$409	$458	$784

Total income tax expense (benefit) - Federal	$133	$161	$519
Total income tax expense (benefit) - State	62	86	87
Total income tax expense (benefit) - Foreign	214	211	178
Total income tax expense (benefit)	$409	$458	$784

(a)	Due to the enactment of the TCJA, PPL recorded the following in 2017:

•	$220 million of deferred income tax expense related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21% on deferred tax assets and liabilities;

•	$162 million of deferred tax expense related to the utilization of current year losses resulting from the taxable deemed dividend; partially offset by,
$60 million of deferred tax benefits related to the $205 million of 2017 foreign tax credits partially offset by $145 million of valuation allowances.

In the table above, the following income tax expense (benefit) are excluded from income taxes:

	2019	2018	2017
Other comprehensive income	$(93)	$(6)	$(34)
Valuation allowance on state deferred taxes recorded to other comprehensive income	—	—	(1)
Total	$(93)	$(6)	$(35)

	2019	2018	2017
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$453	$480	$669
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	45	40	46
Valuation allowance adjustments (b)	22	21	36
Impact of lower U.K. income tax rates (c)	(25)	(25)	(176)
U.S. income tax on foreign earnings - net of foreign tax credit (a)(d)	2	3	47
Foreign income return adjustments	—	—	(8)
Impact of the U.K. Finance Act on deferred tax balances (e)	(14)	(13)	(16)
Depreciation and other items not normalized	(10)	(11)	(10)
Amortization of excess deferred federal and state income taxes (f)	(40)	(37)	—
Interest benefit on U.K. financing entities	(12)	(17)	(16)
Deferred tax impact of U.S. tax reform (g)	—	—	220
Deferred tax impact of Kentucky tax reform (h)	—	9	—
Kentucky recycling credit, net of federal income tax expense (i)	(18)	—	—
Other	6	8	(8)
Total increase (decrease)	(44)	(22)	115
Total income tax expense (benefit)	$409	$458	$784
Effective income tax rate	19.0%	20.0%	41.0%

(a)	The U.S. federal corporate tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)
In 2017, PPL recorded an increase in valuation allowances of $23 million primarily related to foreign tax credits recorded in 2016. The future utilization of these credits is expected to be lower as a result of the TCJA.

In 2019, 2018 and 2017, PPL recorded deferred income tax expense of $25 million, $24 million and $16 million for valuation allowances primarily related to increased Pennsylvania net operating loss carryforwards expected to be unutilized.

(c)	The reduction in the U.S. federal corporate income tax rate from 35% to 21% significantly reduced the difference between the U.K. and U.S. income tax rates in 2019 and 2018 compared with 2017.

(d)	In 2017, PPL recorded a federal income tax benefit of $35 million primarily attributable to U.K. pension contributions.

In 2017, PPL recorded deferred income tax expense of $83 million primarily related to enactment of the TCJA. The enacted tax law included a conversion from a worldwide tax system to a territorial tax system, effective January 1, 2018. In the transition to the territorial regime, a one-time transition tax was imposed on PPL’s unrepatriated accumulated foreign earnings in 2017. These earnings were treated as a taxable deemed dividend to PPL of approximately $462 million, including $205 million of foreign tax credits. As the PPL consolidated U.S. group had a taxable loss for 2017, inclusive of the taxable deemed dividend, these credits were recorded as a deferred tax asset. However, it is expected that under the TCJA, only $83 million of the $205 million of foreign tax credits will be realized in the carry forward period. Accordingly, a valuation allowance on the current year foreign tax credits in the amount of $122 million has been recorded to reflect the reduction in the future utilization of the credits. The foreign tax credits associated with the deemed repatriation result in a gross carryforward and corresponding deferred tax asset of $205 million offset by a valuation allowance of $122 million.

(e)
The U.K. Finance Act 2016, enacted in September 2016, reduced the U.K. statutory income tax rate effective April 1, 2020 to 17%. As a result, PPL reduced its net deferred tax liabilities each year as it revalued its balances at the 17% tax rate.

(f)
In 2019 and 2018, PPL recorded lower income tax expense for the amortization of excess deferred income taxes that primarily resulted from the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA. This amortization represents each year's refund amount, prior to a tax gross-up, to be paid to customers for previously collected deferred taxes at higher income tax rates.

(g)	In 2017, PPL recorded deferred income tax expense related to the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.
In 2018, PPL recorded deferred income tax expense, primarily associated with LKE’s non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

(h)
In 2019, LKE recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky, with the benefit recognized during the period in which the assets are placed into service.

(i)
In 2018, PPL filed its consolidated federal income tax return, which included updates to the TCJA provisional amounts recorded in 2017. The adjustments to the various provisional amounts that are considered complete as of the filed tax return resulted in an immaterial impact to income tax expense and are discussed in the TCJA section below.

	2019	2018	2017
Taxes, other than income
State gross receipts	$107	$103	$102
State capital stock	—	—	(6)
Foreign property	127	134	127
Domestic Other	79	75	69
Total	$313	$312	$292

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

Significant components of PPL Electric's deferred income tax assets and liabilities were as follows:

	2019	2018
Deferred Tax Assets
Accrued pension and postretirement costs	$81	$110
Contributions in aid of construction	88	118
Regulatory liabilities	31	35
Income taxes due to customers	170	181
State loss carryforwards	6	14
Federal loss carryforwards	78	79
Other	23	25
Total deferred tax assets	477	562

	2019	2018

Deferred Tax Liabilities
Electric utility plant - net	1,761	1,681
Regulatory assets	139	176
Other	24	25
Total deferred tax liabilities	1,924	1,882
Net deferred tax liability	$1,447	$1,320

PPL Electric expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

At December 31, 2019, PPL Electric had the following loss carryforwards and related deferred tax assets:

	Gross	Deferred Tax Asset	Expiration
Loss carryforwards
Federal net operating losses	$363	$76	2032-2037
Federal charitable contributions	9	2	2020-2024
State net operating losses	81	6	2031-2032

Credit carryforwards were insignificant at December 31, 2019.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows:

	2019	2018	2017
Income Tax Expense (Benefit)
Current - Federal	$44	$2	$(65)
Current - State	15	9	20
Total Current Expense (Benefit)	59	11	(45)
Deferred - Federal (a)	51	96	234
Deferred - State	39	37	29
Total Deferred Expense (Benefit), excluding operating loss carryforwards	90	133	263

Tax expense (benefit) of operating loss carryforwards
Deferred - Federal	—	(8)	(5)
Total Tax Expense (Benefit) of Operating Loss Carryforwards	—	(8)	(5)
Total income tax expense (benefit)	$149	$136	$213

Total income tax expense (benefit) - Federal	$95	$90	$164
Total income tax expense (benefit) - State	54	46	49
Total income tax expense (benefit)	$149	$136	$213

(a)
Due to the enactment of the TCJA in 2017, PPL Electric recorded a $13 million deferred tax benefit related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21% on deferred tax assets and liabilities.

	2019	2018	2017
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$127	$119	$201
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	47	43	36
Depreciation and other items not normalized	(10)	(11)	(8)
Amortization of excess deferred federal income taxes (b)	(18)	(17)	—
Deferred tax impact of U.S. tax reform (c)	—	—	(13)
Other	3	2	(3)
Total increase (decrease)	22	17	12
Total income tax expense (benefit)	$149	$136	$213
Effective income tax rate	24.6%	24.0%	37.0%

(a)	The U.S. federal corporate tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)
In 2019 and 2018, PPL Electric recorded lower income tax expense for the amortization of excess deferred taxes that primarily resulted from the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA. This amortization represents each year's refund amount, prior to a tax gross-up, to be paid to customers for previously collected deferred taxes at higher income tax rates.

(c)	In 2017, PPL Electric recorded a deferred tax benefit related to the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.

	2019	2018	2017
Taxes, other than income
State gross receipts	$107	$103	$102
Property and other	5	6	5
Total	$112	$109	$107

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

Significant components of LKE's deferred income tax assets and liabilities were as follows:

	2019	2018
Deferred Tax Assets
Federal loss carryforwards	$140	$142
State loss carryforwards	31	33
Federal tax credit carryforwards	162	169
Contributions in aid of construction	23	21
Regulatory liabilities	44	52
Accrued pension and postretirement costs	71	92
State tax credit carryforwards	19	1
Income taxes due to customers	292	299
Deferred investment tax credits	31	32
Lease liabilities	14	—
Valuation allowances	(6)	(8)
Other	28	28
Total deferred tax assets	849	861

Deferred Tax Liabilities
Plant - net	1,778	1,671
Regulatory assets	122	138
Lease right-of-use assets	12	—
Other	6	8
Total deferred tax liabilities	1,918	1,817
Net deferred tax liability	$1,069	$956

At December 31, 2019, LKE had the following loss and tax credit carryforwards, related deferred tax assets, and valuation allowances recorded against the deferred tax assets:

	Gross	Deferred Tax Asset	Valuation Allowance	Expiration
Loss carryforwards
Federal net operating losses	$668	$140	$—	2032 - 2037
Federal charitable contributions	23	5	—	2020 - 2024
State net operating losses	797	31	—	2029 - 2038

	Gross	Deferred Tax Asset	Valuation Allowance	Expiration
Credit carryforwards
Federal investment tax credit		133	—	2025 - 2028, 2036 - 2039
Federal alternative minimum tax credit (a)		7	—	Indefinite
Federal - other		22	(6)	2020-2039
State - recycling credit		18	—	2028
State - other		1	—	Indefinite

(a)	The TCJA repealed the corporate alternative minimum tax (AMT) for tax years beginning after December 31, 2017. The existing indefinite carryforward period for AMT credits was retained.

Changes in deferred tax valuation allowances were:

	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
2019	$8	$3	$5	(a)	$6
2018	8	—	—		8
2017	11	4	7	(a)	8

(a)	Tax credits expiring.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2019	2018	2017
Income Tax Expense (Benefit)
Current - Federal	$20	$31	$74
Current - State	—	4	6
Total Current Expense (Benefit)	20	35	80
Deferred - Federal (a)	81	65	268
Deferred - State (b)	5	34	32
Total Deferred Expense (Benefit), excluding benefits of operating loss carryforwards	86	99	300
Amortization of investment tax credit - Federal	(3)	(3)	(3)
Tax expense (benefit) of operating loss carryforwards
Deferred - Federal	—	(2)	(2)
Total Tax Expense (Benefit) of Operating Loss Carryforwards	—	(2)	(2)
Total income tax expense (benefit) (c)	$103	$129	$375

Total income tax expense (benefit) - Federal	$98	$91	$337
Total income tax expense (benefit) - State	5	38	38
Total income tax expense (benefit) (c)	$103	$129	$375

(a)
Due to the enactment of the TCJA in 2017, LKE recorded $112 million of deferred income tax expense, of which $108 million related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21% on deferred tax assets and liabilities and $4 million related to valuation allowances on tax credits expiring in 2021.

(b)
In 2019, LKE recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky

(c)	Excludes deferred federal and state tax expense (benefit) recorded to OCI of $(1) million in 2019, $5 million in 2018 and $(10) million in 2017.

	2019	2018	2017
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$120	$121	$242
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	23	22	26
Amortization of investment tax credit	(3)	(3)	(3)
Amortization of excess deferred federal and state income taxes (b)	(23)	(20)	(2)
Deferred tax impact of U.S. tax reform (c)	—	—	112
Deferred tax impact of state tax reform (d)	—	9	—
Kentucky Recycling Credit, net of federal income tax expense (e)	(18)	—	—
Other	4	—	—
Total increase (decrease)	(17)	8	133
Total income tax expense (benefit)	$103	$129	$375
Effective income tax rate	18.0%	22.5%	54.3%

(a)	The U.S. federal corporate tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)
In 2019 and 2018, LKE recorded lower income tax expense for the amortization of excess deferred income taxes that primarily resulted from the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA. This amortization represents each year's refund amount, prior to a tax gross-up, to be paid to customers for previously collected deferred taxes at higher income tax rates.

(c)	In 2017, LKE recorded deferred income tax expense primarily due to the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.

(d)
In 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

(e)
In 2019, LKE recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky.

	2019	2018	2017
Taxes, other than income
Property and other	$74	$70	$65
Total	$74	$70	$65

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

Significant components of LG&E's deferred income tax assets and liabilities were as follows:

	2019	2018
Deferred Tax Assets
Contributions in aid of construction	$15	$14
Regulatory liabilities	19	24
Accrued pension and postretirement costs	6	16
Deferred investment tax credits	8	9
Income taxes due to customers	136	139
State tax credit carryforwards	14	—
Lease liabilities	5	—
Valuation allowances	(14)	—
Other	10	15
Total deferred tax assets	199	217

	2019	2018

Deferred Tax Liabilities
Plant - net	811	751
Regulatory assets	77	88
Lease right-of-use assets	4	—
Other	4	6
Total deferred tax liabilities	896	845
Net deferred tax liability	$697	$628

At December 31, 2019 LG&E had $14 million of state credit carryforwards that expire in 2028. In 2019, LG&E recorded a $14 million valuation allowance related to state credit carryforwards due to insufficient projected Kentucky taxable income.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2019	2018	2017
Income Tax Expense (Benefit)
Current - Federal	$4	$—	$—
Current - State	4	4	5
Total Current Expense (Benefit)	8	4	5
Deferred - Federal	46	51	112
Deferred - State	10	10	14
Total Deferred Expense (Benefit), excluding benefits of operating loss carryforwards	56	61	126
Amortization of investment tax credit - Federal	(1)	(1)	(1)
Tax expense (benefit) of operating loss carryforwards
Deferred - Federal	—	—	1
Total Tax Expense (Benefit) of Operating Loss Carryforwards	—	—	1
Total income tax expense (benefit)	$63	$64	$131

Total income tax expense (benefit) - Federal	$49	$50	$112
Total income tax expense (benefit) - State	14	14	19
Total income tax expense (benefit)	$63	$64	$131

	2019	2018	2017
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$62	$62	$120
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	12	11	14
Amortization of excess deferred federal and state income taxes (b)	(10)	(8)	(1)
Kentucky recycling credit, net of federal income tax expense (c)	(14)	—	—
Valuation allowance adjustments (c)	14	—	—
Other	(1)	(1)	(2)
Total increase (decrease)	1	2	11
Total income tax expense (benefit)	$63	$64	$131
Effective income tax rate	21.4%	21.5%	38.1%

(a)	The U.S. federal corporate tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)
In 2019 and 2018, LG&E recorded lower income tax expense for the amortization of excess deferred income taxes that primarily resulted from the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA. This amortization represents each year's refund amount, prior to a tax gross-up, to be paid to customers for previously collected deferred taxes at higher income tax rates.

(c)
In 2019, LG&E recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky. This amount has been reserved due to insufficient Kentucky taxable income projected at LG&E.

	2019	2018	2017
Taxes, other than income
Property and other	$39	$36	$33
Total	$39	$36	$33

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

Significant components of KU's deferred income tax assets and liabilities were as follows:

	2019	2018
Deferred Tax Assets
Contributions in aid of construction	$8	$7
Regulatory liabilities	25	28
Accrued pension and postretirement costs	—	7
Deferred investment tax credits	23	23
Income taxes due to customers	156	160
State tax credit carryforwards	5	—
Lease liabilities	8	—
Valuation allowances	(4)	—
Other	3	3
Total deferred tax assets	224	228

Deferred Tax Liabilities
Plant - net	959	911
Regulatory assets	45	50
Accrued pension and postretirement costs	2	—
Lease right-of-use assets	7	—
Other	3	2
Total deferred tax liabilities	1,016	963
Net deferred tax liability	$792	$735

At December 31, 2019 KU had $5 million of state credit carryforwards of which $4 million will expire in 2028 and $1 million that has an indefinite carryforward period. In 2019, KU recorded a $4 million valuation allowance related to state credit carryforwards due to insufficient projected Kentucky taxable income.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2019	2018	2017
Income Tax Expense (Benefit)
Current - Federal	$35	$22	$—
Current - State	5	6	7
Total Current Expense (Benefit)	40	28	7
Deferred - Federal	28	40	138
Deferred - State	13	10	16
Total Deferred Expense (Benefit)	41	50	154
Amortization of investment tax credit - Federal	(2)	(2)	(2)
Total income tax expense (benefit)	$79	$76	$159

Total income tax expense (benefit) - Federal	$61	$60	$136
Total income tax expense (benefit) - State	18	16	23
Total income tax expense (benefit)	$79	$76	$159

	2019	2018	2017
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$78	$76	$146
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	15	13	15
Amortization of investment tax credit	(2)	(2)	(2)
Amortization of excess deferred federal and state income taxes (b)	(13)	(12)	(1)
Kentucky recycling credit, net of federal income tax expense (c)	(4)	—	—
Valuation allowance adjustments (c)	4	—	—
Other	1	1	1
Total increase (decrease)	1	—	13
Total income tax expense (benefit)	$79	$76	$159
Effective income tax rate	21.2%	21.0%	38.0%

(a)	The U.S. federal corporate tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)
In 2019 and 2018, KU recorded lower income tax expense for the amortization of excess deferred income taxes that primarily resulted from the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA. This amortization represents each year's refund amount, prior to a tax gross-up, to be paid to customers for previously collected deferred taxes at higher income tax rates.

(c)
In 2019, KU recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky. This amount has been reserved due to insufficient Kentucky taxable income projected at KU.

	2019	2018	2017
Taxes, other than income
Property and other	$35	$34	$32
Total	$35	$34	$32

Unrecognized Tax Benefits (All Registrants)

PPL or its subsidiaries file tax returns in four major tax jurisdictions. The income tax provisions for PPL Electric, LG&E and KU are calculated in accordance with an intercompany tax sharing agreement, which provides that taxable income be calculated as if each domestic subsidiary filed a separate consolidated return. PPL Electric or its subsidiaries indirectly or directly file tax returns in two major tax jurisdictions, and LKE, LG&E and KU or their subsidiaries indirectly or directly file tax returns in two major tax jurisdictions. With few exceptions, at December 31, 2019, these jurisdictions, as well as the tax years that are no longer subject to examination, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
U.S. (federal)	2015 and prior	2015 and prior	2015 and prior	2015 and prior	2015 and prior
Pennsylvania (state) (a)	2015 and prior	2015 and prior
Kentucky (state)	2014 and prior		2014 and prior	2014 and prior	2014 and prior
U.K. (foreign)	2015 and prior

(a)	Tax year 2013 is still subject to examination.

Tax Cuts and Jobs Act (TCJA)

On December 22, 2017, President Trump signed into law the TCJA. Substantially all of the provisions of the TCJA were effective for taxable years beginning after December 31, 2017. The TCJA included significant changes to the taxation of corporations, including provisions specifically applicable to regulated public utilities. The more significant changes that impact the Registrants were:

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

Under GAAP, the tax effect of changes in tax laws must be recognized in the period in which the law is enacted, or December 2017 for the TCJA. The changes enacted by the TCJA were recorded as an adjustment to the Registrants' deferred tax provisions, and were reflected in "Income Taxes" on the Statement of Income for the year ended December 31, 2017 as follows:

	PPL	PPL Electric	LKE	LG&E	KU
Income tax expense (benefit)	$321	$(13)	$112	$—	$—

The components of these adjustments are discussed below:

Reduction of U.S. Federal Corporate Income Tax Rate

GAAP requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Registrants' deferred taxes were remeasured based upon the U.S. federal corporate income tax rate of 21%. For PPL’s regulated entities, the changes in deferred taxes were, in large part, recorded as an offset to either a regulatory asset or regulatory liability and will be reflected in future rates charged to customers. The tax rate reduction impacts on non-regulated deferred tax assets and liabilities were recorded as an adjustment to the Registrants' deferred tax provisions, and were reflected in "Income Taxes" on the Statement of Income for the year ended December 31, 2017 as follows:

	PPL	PPL Electric	LKE	LG&E	KU
Income tax expense (benefit)	$220	$(13)	$112	$—	$—

As indicated in Note 1 - "Summary of Significant Accounting Policies - Income Taxes", PPL’s U.S. regulated operations' accounting for income taxes are impacted by rate regulation. Therefore, reductions in accumulated deferred income tax balances due to the reduction in the U.S. federal corporate income tax rate to 21% under the provisions of the TCJA resulted in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers over a period of time. The TCJA included provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. Refunds of other deferred taxes either have been or will be determined by the Registrants’ regulators. The Balance Sheets at December 31, 2017 reflected the increase to the Registrants' net regulatory liabilities as a result of the TCJA as follows:

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

2018 Impacts of TCJA

The Registrants recognized certain provisional amounts relating to the impact of the enactment of the TCJA in their December 31, 2017 financial statements, in accordance with SEC guidance. Included in those provisional amounts were estimates of tax depreciation, deductible executive compensation, accumulated foreign earnings, foreign tax credits, and deemed dividends from foreign subsidiaries, all of which were based on the interpretation and application of various provisions of the TCJA.

In the third quarter of 2018, PPL filed its consolidated federal income tax return, which was prepared using guidance issued by the U.S. Treasury Department and the IRS since the filing of each Registrant's 2017 Form 10-K. Accordingly, the Registrants updated the following provisional amounts and now consider them to be complete: (1) the amount of the deemed dividend and associated foreign tax credits relating to the transition tax imposed on accumulated foreign earnings as of December 31, 2017;

(2) the amount of accelerated 100% "bonus" depreciation PPL was eligible to claim in its 2017 federal income tax return; and (3) the related impacts on PPL's 2017 consolidated federal net operating loss to be carried forward to future periods. In addition, the Registrants recorded the tax impact of the U.S. federal corporate income tax rate reduction from 35% to 21% on the changes to deferred tax assets and liabilities resulting from the completed provisional amounts. The completed provisional amounts related to the tax rate reduction had an insignificant impact on the net regulatory liabilities of PPL's U.S. regulated operations. In the fourth quarter of 2018, PPL completed its analysis of the deductibility of executive compensation awarded as of November 2, 2017 and concluded that no material change to the provisional amounts was required. The final amounts reported in PPL's 2017 federal income tax return, provisional amounts for the year ended December 31, 2017, the related measurement period adjustments, and the resulting tax impact for the year ended December 31, 2018 were as follows:

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

The Registrants' accounting related to the effects of the TCJA on financial results for the period ended December 31, 2017 was complete as of December 31, 2018 with respect to all provisional amounts.

2019 TCJA Regulatory Update

The IRS issued proposed regulations for certain provisions of the TCJA in 2018, including interest deductibility and Global Intangible Low-Taxed Income (GILTI). In 2019, final and new proposed regulations were issued relating to the GILTI provisions. PPL has determined that neither the final or new proposed regulations materially change PPL's conclusion that currently no incremental tax arises under these rules. Proposed regulations relating to the limitation on the deductibility of interest expense were issued in November 2018 and such regulations provide detailed rules implementing the broader statutory provisions. These proposed regulations should not apply to the Registrants until the year in which the regulations are issued in final form, which is expected to be in 2020. It is uncertain what form the final regulations will take and, therefore, the Registrants cannot predict what impact the final regulations will have on the tax deductibility of interest expense. However, if the proposed regulations were issued as final in their current form, the Registrants could have a limitation on a portion of their interest expense deduction for tax purposes and such limitation could be significant. PPL expressed its views on these proposed regulations in a comment letter addressed to the IRS on February 26, 2019.

Other

Kentucky State Tax Reform (All Registrants)

HB 487, which became law on April 27, 2018, provides for significant changes to the Kentucky tax code including (1) adopting mandatory combined reporting for corporate members of unitary business groups for taxable years beginning on or after January 1, 2019 (members of a unitary business group may make an eight-year binding election to file consolidated corporate income tax returns with all members of their federal affiliated group) and (2) a reduction in the Kentucky corporate income tax rate from 6% to 5% for taxable years beginning after December 31, 2017. PPL is evaluating the impact, if any, of unitary or elective consolidated income tax reporting on all its Registrants. LKE recognized a deferred tax charge of $9 million in 2018 primarily associated with the remeasurement of non-regulated accumulated deferred income tax balances.

As indicated in Note 1, LG&E's and KU's accounting for income taxes is impacted by rate regulation. Therefore, reductions in regulated accumulated deferred income tax balances due to the reduction in the Kentucky corporate income tax rate to 5% under the provisions of HB 487 will result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers in future periods. In 2018, LG&E and KU recorded the impact of the reduced tax rate, related to the remeasurement of deferred income taxes, as an increase in regulatory liabilities of $16 million and $19 million. In 2019, LG&E and KU began returning state excess deferred income taxes to customers in conjunction with the 2018 Kentucky base rate case. See Note 7 for additional information related to the rate case proceedings.

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

(PPL, LKE and KU)

KU's Virginia base rates are calculated based on a return on rate base (net utility plant plus working capital less accumulated deferred income taxes and miscellaneous deductions). As all regulatory assets and liabilities, except for regulatory assets and liabilities related to the levelized fuel factor, pension and postretirement benefits, and AROs related to certain CCR impoundments, are excluded from the return on rate base utilized in the calculation of Virginia base rates, no return is earned on the related assets.

KU's rates to municipal customers for wholesale power requirements are calculated based on annual updates to a formula rate that utilizes a return on rate base (net utility plant plus working capital less accumulated deferred income taxes and miscellaneous deductions). As all regulatory assets and liabilities are excluded from the return on rate base utilized in the development of municipal rates, no return is earned on the related assets.

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

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations at December 31:

	PPL		PPL Electric
	2019	2018	2019	2018
Current Regulatory Assets:
Gas supply clause	$8	$12	$—	$—
Smart meter rider	13	11	13	11
Plant outage costs	32	10	—	—
Transmission formula rate	—	—	3	—
Transmission service charge	10	—	10	—
Other	4	3	—	—
Total current regulatory assets (a)	$67	$36	$26	$11

Noncurrent Regulatory Assets:
Defined benefit plans	$800	$963	$467	$558
Storm costs	39	56	15	22
Unamortized loss on debt	41	45	18	22
Interest rate swaps	22	20	—	—
Terminated interest rate swaps	81	87	—	—
Accumulated cost of removal of utility plant	220	200	220	200
AROs	279	273	—	—
Act 129 compliance rider	6	19	6	19
Other	4	10	—	3
Total noncurrent regulatory assets	$1,492	$1,673	$726	$824

	PPL		PPL Electric
	2019	2018	2019	2018
Current Regulatory Liabilities:
Generation supply charge	$23	$33	$23	$33
Transmission service charge	—	—	—	3
Environmental cost recovery	5	16	—	—
Universal service rider	9	27	9	27
Transmission formula rate	—	—	—	3
Fuel adjustment clause	8	—	—	—
TCJA customer refund	61	20	59	3
Storm damage expense rider	5	5	5	5
Generation formula rate	1	7	—	—
Other	3	14	—	—
Total current regulatory liabilities	$115	$122	$96	$74

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$640	$674	$—	$—
Power purchase agreement - OVEC	51	59	—	—
Net deferred taxes	1,756	1,826	588	629
Defined benefit plans	51	37	11	5
Terminated interest rate swaps	68	72	—	—
TCJA customer refund	—	41	—	41
Other	6	5	—	—
Total noncurrent regulatory liabilities	$2,572	$2,714	$599	$675

	LKE		LG&E		KU
	2019	2018	2019	2018	2019	2018
Current Regulatory Assets:
Plant outage costs	$32	$10	$16	$7	$16	$3
Gas supply clause	8	12	8	12	—	—
Other	1	3	1	2	—	1
Total current regulatory assets	$41	$25	$25	$21	$16	$4

Noncurrent Regulatory Assets:
Defined benefit plans	$333	$405	$206	$249	$127	$156
Storm costs	24	34	14	20	10	14
Unamortized loss on debt	23	23	14	15	9	8
Interest rate swaps	22	20	22	20	—	—
Terminated interest rate swaps	81	87	47	51	34	36
AROs	279	273	76	75	203	198
Other	4	7	1	1	3	6
Total noncurrent regulatory assets	$766	$849	$380	$431	$386	$418

	LKE		LG&E		KU
	2019	2018	2019	2018	2019	2018
Current Regulatory Liabilities:
Environmental cost recovery	$5	$16	$1	$6	$4	$10
Fuel adjustment clauses	8	—	—	—	8	—
TCJA customer refund	2	17	—	7	2	10
Generation formula rate	1	7	—	—	1	7
Other	3	8	1	4	2	4
Total current regulatory liabilities	$19	$48	$2	$17	$17	$31

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$640	$674	$266	$279	$374	$395
Power purchase agreement - OVEC	51	59	35	41	16	18
Net deferred taxes	1,168	1,197	544	557	624	640
Defined benefit plans	40	32	—	—	40	32
Terminated interest rate swaps	68	72	34	36	34	36
Other	6	5	4	2	2	3
Total noncurrent regulatory liabilities	$1,973	$2,039	$883	$915	$1,090	$1,124

(a)	For PPL, these amounts are included in "Other current assets" on the Balance Sheets.

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

(PPL, LKE, LG&E and KU)

As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between pension cost calculated in accordance with LG&E's and KU's pension accounting policy and pension cost calculated using a 15-year amortization period for actuarial gains and losses is recorded as a regulatory asset. As of December 31, 2019, the balances were $51 million for PPL and LKE, $29 million for LG&E and $22 million for KU. As of December 31, 2018, the balances were $45 million for PPL and LKE, $25 million for LG&E and $20 million for KU.

(All Registrants)

Storm Costs

PPL Electric, LG&E and KU have the ability to request from the PUC, KPSC and VSCC, as applicable, the authority to treat expenses related to specific extraordinary storms as a regulatory asset and defer such costs for regulatory accounting and reporting purposes. Once such authority is granted, LG&E and KU can request recovery of those expenses in a base rate case and begin amortizing the costs when recovery starts. PPL Electric can recover qualifying expenses caused by major storm events, as defined in its retail tariff, over three years through the Storm Damage Expense Rider commencing in the application year after the storm occurred. PPL Electric's regulatory assets for storm costs are being amortized through various dates ending in 2021. LG&E's and KU's regulatory assets for storm costs are being amortized through various dates ending in 2029.

Unamortized Loss on Debt

Unamortized loss on reacquired debt represents losses on long-term debt reacquired or redeemed that have been deferred and will be amortized and recovered over either the original life of the extinguished debt or the life of the replacement debt (in the case of refinancing). Such costs are being amortized through 2029 for PPL Electric, through 2042 for KU, and through 2044 for LG&E.

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

LG&E and KU distributed these tax savings for Kentucky customers through the TCJA bill credit prior to incorporating them into base rates effective May 1, 2019. See "Regulatory Matters" for additional information. The remaining liability represents TCJA savings to be distributed to Virginia customers in 2020.

PPL Electric's current liability relates to two time periods. The liability of $16 million related to the period of July 1, 2018 through December 31, 2019 will be credited back to distribution customers through a negative surcharge. The liability of $43 million related to the period of January 1, 2018 through June 30, 2018 will be credited back to customers over the period of January 1, 2020 through December 31, 2020 utilizing the same negative surcharge mechanism referred to above, as approved by the PUC in November 2019.

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

Storm Damage Expense Rider (SDER)

The SDER is a reconcilable automatic adjustment clause under which PPL Electric annually will compare actual storm costs to storm costs allowed in base rates and refund or recover any differences from customers. In the 2015 rate case settlement approved by the PUC in November 2015, it was determined that reportable storm damage expenses to be recovered annually through base rates will be set at $20 million. The SDER will recover from or refund to customers, as appropriate, only applicable expenses from reportable storms that are greater than or less than $20 million recovered annually through base rates. Storm costs incurred in PPL Electric's territory from a March 2018 storm are being amortized through 2021.

Act 129 Compliance Rider

In compliance with Pennsylvania's Act 129 of 2008 and implementing regulations, PPL Electric is currently in Phase III of the energy efficiency and conservation plan which was approved in June 2016. Phase III allows PPL Electric to recover the maximum $313 million over the five-year period, June 1, 2016 through May 31, 2021. The plan includes programs intended to reduce electricity consumption. The recoverable costs include direct and indirect charges, including design and development costs, general and administrative costs and applicable state evaluator costs. The rates are applied to customers who receive distribution service through the Act 129 Compliance Rider. The actual Phase III program costs are reconcilable after each 12 month period, and any over- or under-recovery from customers will be refunded or recovered over the next rate filing period.

Smart Meter Rider (SMR)

Act 129 requires each electric distribution company (EDC) with more than 100,000 customers to have a PUC approved Smart Meter Technology Procurement and Installation Plan (SMP). As of December 31, 2019, PPL Electric replaced substantially all of its old meters with meters that meet the Act 129 requirements under its SMP. In accordance with Act 129, EDCs are able to recover the costs and earn a return on capital of providing smart metering technology. PPL Electric uses the SMR to recover the costs to implement its SMP. The SMR is a reconciliation mechanism whereby any over- or under-recovery from prior years is refunded to, or recovered from, customers through the adjustment factor determined for the subsequent quarters.

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

(PPL, LKE, LG&E and KU)

Environmental Cost Recovery

Kentucky law permits LG&E and KU to recover the costs, including a return of operating expenses and a return of and on capital invested, of complying with the Clean Air Act and those federal, state or local environmental requirements, which apply to coal combustion wastes and by-products from coal-fired electricity generating facilities. The KPSC requires reviews of the past operations of the environmental surcharge for six-month and two-year billing periods to evaluate the related charges, credits and rates of return, as well as to provide for the roll-in of ECR amounts to base rates each two-year period. The KPSC has authorized a return on equity of 9.725% for all existing approved ECR plans and projects. The ECR regulatory asset or liability represents the amount that has been under- or over-recovered due to timing or adjustments to the mechanism and is typically recovered or refunded within 12 months.

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

KU also employs a levelized fuel factor mechanism for Virginia customers using an average fuel cost factor based primarily on projected fuel costs. The Virginia levelized fuel factor allows fuel recovery based on projected fuel costs for the coming year plus an adjustment for any under- or over-recovery of fuel expenses from the prior year. The regulatory assets or liabilities represent the amounts that have been under- or over-recovered due to timing or adjustments to the mechanism and are typically recovered or refunded within 12 months.

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

Power Purchase Agreement - OVEC

As a result of purchase accounting associated with PPL's acquisition of LKE, the fair values of the OVEC power purchase agreement were recorded on the balance sheets of LKE, LG&E and KU with offsets to regulatory liabilities. The regulatory liabilities are being amortized using the units-of-production method until March 2026, the expiration date of the agreement at the date of the acquisition. LG&E's and KU's customer rates continue to reflect the original contracts. See Notes 13 and 18 for additional discussion of the power purchase agreement.

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

Plant Outage Costs

Since July 1, 2017, plant outage costs in Kentucky have been normalized for ratemaking purposes based on an average level of expenses. Plant outage expenses that are greater or less than the average are collected from or returned to customers, through future base rates. Effective May 1, 2019 plant outage costs are normalized based on a five-year average of historical expenses with over or under recoveries collected or returned over an eight-year period.

(PPL, LKE and LG&E)

Gas Supply Clause

LG&E's natural gas rates contain a gas supply clause, whereby the expected cost of natural gas supply and variances between actual and expected costs from prior periods are adjusted quarterly in LG&E's rates, subject to approval by the KPSC. The gas supply clause also includes a separate natural gas procurement incentive mechanism, which allows LG&E's rates to be adjusted annually to share savings between the actual cost of gas purchases and market indices, with the shareholders and the customers during each performance-based rate year (12 months ending October 31). The regulatory assets or liabilities represent the total amounts that have been under- or over-recovered due to timing or adjustments to the mechanisms and are typically recovered or refunded within 18 months.

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

Regulatory Matters

(PPL, LKE, LG&E and KU)

Kentucky Activities

Rate Case Proceedings

In September 2018, LG&E and KU filed requests with the KPSC for an increase in annual base electricity rates of approximately $112 million at KU and increases in annual base electricity and gas rates of approximately $35 million and $25 million at LG&E. LG&E's and KU's applications also sought to include changes associated with the TCJA and state tax reform in the calculation of the proposed base rates and to terminate the TCJA bill credit mechanism when new base rates would go into effect. The elimination of the TCJA bill credit mechanism will result in an estimated annual electricity revenue increase of approximately $58 million at KU and increases in electricity and gas revenues of approximately $40 million and $12 million at LG&E. The applications were based on a forecasted test year of May 1, 2019 through April 30, 2020 with a requested return-on-equity of 10.42%.

In March 2019, LG&E and KU, along with substantially all intervening parties to the proceeding, filed stipulation and recommendation agreements (stipulations) with the KPSC resolving all material issues with the parties. In addition to terminating the TCJA bill credit mechanism, the proposed stipulations provided for increases in annual revenue requirements associated with base electricity rates of approximately $58 million at KU and increases in annual base electricity and gas rates of approximately $4 million and $20 million at LG&E, based on a 9.725% return-on-equity.

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

(PPL and PPL Electric)

Pennsylvania Activities

Distribution of TCJA Savings

In November 2019, the PUC approved PPL Electric's October 2019 petition to distribute the $43 million of TCJA tax savings for the period between January 1, 2018 and June 30, 2018 over the period January 1, 2020 through December 31, 2020.

Federal Matters

FERC Transmission Formula Rate

In April 2019, PPL Electric filed its annual transmission formula rate update with the FERC, reflecting a revised revenue requirement, which includes the impact of the TCJA. The filing established the revenue requirement used to set rates that took effect in June 2019.

(PPL, LKE, LG&E and KU)

FERC Transmission Rate Filing

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application seeks termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky Municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. Due to the development of robust, accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. In March 2019, the FERC granted LG&E's and KU's request to remove the on-going credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, subject to FERC review and approval. In July 2019, LG&E and KU proposed their transition mechanism to the FERC and in September 2019, the FERC rejected the proposed transition mechanism and issued a separate order providing clarifications of certain aspects of the March order. In October 2019, LG&E and KU filed requests for rehearing and clarification on the two September orders. These rehearing requests are currently pending before FERC. Additionally, certain petitions for review of FERC's orders have been filed by multiple parties, including LG&E and KU, at the D.C. Circuit Court of Appeals. LG&E and KU cannot predict the outcome of the proceedings. LG&E and KU currently receive recovery of waivers and credits provided through other rate mechanisms.

(All Registrants)

TCJA Impact on FERC Rates

In November 2019, the FERC published Final Rules providing that public utility transmission providers include mechanisms in their formula rates to deduct excess ADIT from, or add deficient ADIT to, rate base and adjust their income tax allowances by amortized excess or deficient ADIT, and to make a related compliance filing.

In February 2019, PPL Electric filed with the FERC proposed revisions to its transmission formula rate template pursuant to Section 205 of the Federal Power Act and Section 35.13 of the FERC Rules and Regulations. Specifically, PPL Electric proposed to modify its formula rate to permit the return or recovery of excess or deficient ADIT resulting from the TCJA and permit PPL Electric to prospectively account for the income tax expense associated with the depreciation of the equity component of the AFUDC. In April 2019, the FERC accepted the proposed revisions to the formula rate template, which were effective June 1, 2019, as well as the proposed adjustments to ADIT, effective January 1, 2018.

In February 2019, in connection with the requirements of the TCJA and Kentucky HB 487, LG&E and KU filed a request with the FERC to amend their transmission formula rates resulting from the laws’ reductions to corporate income tax rates. The FERC approved this request effective June 1, 2019. LG&E and KU are currently reviewing the Final Rule and will submit a compliance filing addressing excess ADIT by June 1, 2020. LG&E and KU do not anticipate the impact of the TCJA and Kentucky HB 487 related to their FERC-jurisdictional rates to be significant.

Other

Purchase of Receivables Program

(PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During 2019, 2018 and 2017, PPL Electric purchased $1.2 billion, $1.3 billion and $1.3 billion of accounts receivable from alternative suppliers.

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

	December 31, 2019					December 31, 2018
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
U.K.
WPD plc
Syndicated Credit Facility (a)(b)(c)	Jan. 2023	£210	£155	£—	£55	£157	£—
WPD (South West)
Syndicated Credit Facility (a)(b)(c)	July 2021	245	40	—	205	—	—
WPD (East Midlands)
Syndicated Credit Facility (a)(b)(c)	July 2021	300	—	—	300	38	—
WPD (West Midlands)
Syndicated Credit Facility (a)(b)(c)	July 2021	300	48	—	252	—	—
Uncommitted Credit Facilities		100	—	4	96	—	4
Total U.K. Credit Facilities (b)		£1,155	£243	£4	£908	£195	£4
U.S.
PPL Capital Funding
Syndicated Credit Facility (c) (d)	Jan 2024	$1,450		$450	$1,000	$—	$669
Bilateral Credit Facility (c) (d)	Mar 2020	100	—	15	85	—	15
Total PPL Capital Funding Credit Facilities		$1,550	$—	$465	$1,085	$—	$684
PPL Electric
Syndicated Credit Facility (c) (d)	Jan 2024	$650	$—	$1	$649	$—	$1

	December 31, 2019					December 31, 2018
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
LG&E
Syndicated Credit Facility (c) (d)	Jan 2024	$500	$—	$238	$262	$—	$279
Term Loan Credit Facility (c) (e)		—	—	—	—	200	—
Total LG&E Credit Facilities		$500	$—	$238	$262	$200	$279
KU
Syndicated Credit Facility (c) (d)	Jan 2024	$400	$—	$150	$250	$—	$235
Letter of Credit Facility (f)		—	—	—	—	—	198
Total KU Credit Facilities		$400	$—	$150	$250	$—	$433

(a)
The facilities contain financial covenants to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its RAV, calculated in accordance with the credit facility.

(b)
The WPD plc amounts borrowed at December 31, 2019 and 2018 included USD-denominated borrowings of $200 million for both periods, which bore interest at 2.52% and 3.17%. The WPD (South West) amount borrowed at December 31, 2019 was a GBP-denominated borrowing, which equated to $51 million and bore interest at 1.09%. The WPD (East Midlands) amount borrowed at December 31, 2018 was a GBP- denominated borrowing which equated to $48 million and bore interest at 1.12%. The WPD (West Midlands) amount borrowed at December 31, 2019 was a GBP-denominated borrowing, which equated to $62 million and bore interest at 1.11%. At December 31, 2019, the unused capacity under the U.K. credit facilities was approximately $1.2 billion.

(c)	Each company pays customary fees under its respective facility and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.

(d)
The facilities contain a financial covenant requiring debt to total capitalization not to exceed 70% for PPL Capital Funding, PPL Electric, LG&E and KU, as calculated in accordance with the facilities and other customary covenants. Additionally, subject to certain conditions, PPL Capital Funding may request that the capacity of its bilateral credit facility expiring in March 2020 be increased by up to $30 million and PPL Capital Funding, PPL Electric, LG&E and KU may each request up to a $250 million increase in its syndicated credit facility's capacity.

(e)
LG&E entered into a $200 million term loan credit agreement in October 2017. All borrowings were repaid and the facility expired in 2019. The outstanding borrowings at December 31, 2018 bore interest at an average rate of 2.97%.

(f)	KU's letter of credit facility was terminated in September 2019 in connection with the bond remarketings discussed below.

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	December 31, 2019				December 31, 2018
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding	2.13%	$1,500	$450	$1,050	2.82%	$669
PPL Electric		650	—	650		—
LG&E	2.07%	350	238	112	2.94%	279
KU	2.02%	350	150	200	2.94%	235
Total		$2,850	$838	$2,012		$1,183

(PPL Electric, LKE, LG&E and KU)

See Note 14 for a discussion of intercompany borrowings.

Long-term Debt (All Registrants)

			December 31,
	Weighted-Average Rate (g)	Maturities (g)	2019	2018
PPL
U.S.
Senior Unsecured Notes	3.88%	2020 - 2047	$4,325	$4,325
Senior Secured Notes/First Mortgage Bonds (a) (b) (c)	3.95%	2020 - 2049	8,705	7,705
Junior Subordinated Notes	5.24%	2067 - 2073	930	930
Term Loan Credit Facility		2019	—	200
Total U.S. Long-term Debt			13,960	13,160

U.K.
Senior Unsecured Notes (d)	4.97%	2020 - 2040	6,874	6,471
Index-linked Senior Unsecured Notes (e)	1.45%	2026 - 2056	1,104	1,063
Term Loan Credit Facility	2.18%	2024 - 2024	64	—
Total U.K. Long-term Debt (f)			8,042	7,534
Total Long-term Debt Before Adjustments			22,002	20,694

Fair market value adjustments			12	16
Unamortized premium and (discount), net			5	9
Unamortized debt issuance costs			(126)	(120)
Total Long-term Debt			21,893	20,599
Less current portion of Long-term Debt			1,172	530
Total Long-term Debt, noncurrent			$20,721	$20,069

PPL Electric
Senior Secured Notes/First Mortgage Bonds (a) (b)	4.08%	2021 - 2049	$4,039	$3,739
Total Long-term Debt Before Adjustments			4,039	3,739

Unamortized discount			(24)	(18)
Unamortized debt issuance costs			(30)	(27)
Total Long-term Debt			3,985	3,694
Less current portion of Long-term Debt			—	—
Total Long-term Debt, noncurrent			$3,985	$3,694

LKE
Senior Unsecured Notes	3.97%	2020 - 2021	$725	$725
Term Loan Credit Facility			—	200
First Mortgage Bonds (a) (c)	3.84%	2020 - 2049	4,666	3,966
Long-term debt to affiliate	3.69%	2026 - 2028	650	650
Total Long-term Debt Before Adjustments			6,041	5,541

Unamortized premium			5	—
Unamortized discount			(12)	(13)
Unamortized debt issuance costs			(32)	(26)
Total Long-term Debt			6,002	5,502
Less current portion of Long-term Debt			975	530
Total Long-term Debt, noncurrent			$5,027	$4,972

			December 31,
	Weighted-Average Rate (g)	Maturities (g)	2019	2018

LG&E
Term Loan Credit Facility			$—	$200
First Mortgage Bonds (a) (c)	3.73%	2025 - 2049	2,024	1,624
Total Long-term Debt Before Adjustments			2,024	1,824

Unamortized discount			(4)	(4)
Unamortized debt issuance costs			(15)	(11)
Total Long-term Debt			2,005	1,809
Less current portion of Long-term Debt			—	434
Total Long-term Debt, noncurrent			$2,005	$1,375

KU
First Mortgage Bonds (a) (c)	3.93%	2020 - 2045	$2,642	$2,342
Total Long-term Debt Before Adjustments			2,642	2,342

Unamortized premium			5	—
Unamortized discount			(8)	(8)
Unamortized debt issuance costs			(16)	(13)
Total Long-term Debt			2,623	2,321
Less current portion of Long-term Debt			500	96
Total Long-term Debt, noncurrent			$2,123	$2,225

(a)
Includes PPL Electric's senior secured and first mortgage bonds that are secured by the lien of PPL Electric's 2001 Mortgage Indenture, which covers substantially all of PPL Electric’s tangible distribution properties and certain of its tangible transmission properties located in Pennsylvania, subject to certain exceptions and exclusions. The carrying value of PPL Electric's property, plant and equipment was approximately $10.1 billion and $9.4 billion at December 31, 2019 and 2018.

Includes LG&E's first mortgage bonds that are secured by the lien of the LG&E 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of LG&E's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity and the storage and distribution of natural gas. The aggregate carrying value of the property subject to the lien was $5.3 billion and $5.1 billion at December 31, 2019 and 2018.

Includes KU's first mortgage bonds that are secured by the lien of the KU 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of KU's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity. The aggregate carrying value of the property subject to the lien was $6.6 billion and $6.3 billion at December 31, 2019 and 2018.

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

At December 31, 2019, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a term rate mode totaled $700 million for LKE, comprised of $392 million and $308 million for LG&E and KU respectively. At December 31, 2019, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a variable rate mode totaled $181 million for LKE, comprised of $148 million and $33 million for LG&E and KU respectively. These variable rate tax-exempt revenue bonds are subject to tender for purchase by LG&E and KU at the option of the holder and to mandatory tender for purchase by LG&E and KU upon the occurrence of certain events.

(d)
Includes £225 million ($291 million at December 31, 2019) of notes that may be redeemed, in total but not in part, on December 21, 2026, at the greater of the principal value or a value determined by reference to the gross redemption yield on a nominated U.K. Government bond.

(e)
The principal amount of the notes issued by WPD (South West), WPD (East Midlands) and WPD (South Wales) is adjusted based on changes in a specified index, as detailed in the terms of the related indentures. The adjustment to the principal amounts from 2018 to 2019 was an increase of approximately £20 million ($26 million) resulting from inflation. In addition, this amount includes £327 million ($423 million at December 31, 2019) of notes issued by WPD (South West) that may be redeemed, in total by series, on December 1, 2026, at the greater of the adjusted principal value and a make-whole value determined by reference to the gross real yield on a nominated U.K. government bond.

(f)
Includes £5.7 billion ($7.4 billion at December 31, 2019) of notes that may be put by the holders to the issuer for redemption if the long-term credit ratings assigned to the notes are withdrawn by any of the rating agencies (Moody's or S&P) or reduced to a non-investment grade rating of Ba1 or BB+ or lower in connection with a restructuring event, which includes the loss of, or a material adverse change to, the distribution licenses under which the issuer operates.

(g)	The table reflects principal maturities only, based on stated maturities or earlier put dates, and the weighted-average rates as of December 31, 2019.

None of the outstanding debt securities noted above have sinking fund requirements. The aggregate maturities of long-term debt, based on stated maturities or earlier put dates, for the periods 2020 through 2024 and thereafter are as follows:

	PPL	PPL Electric	LKE	LG&E	KU
2020	$1,169	$—	$975	$—	$500
2021	1,574	400	674	292	132
2022	1,274	474	—	—	—
2023	2,254	90	13	—	13
2024	932	—	—	—	—
Thereafter	14,799	3,075	4,379	1,732	1,997
Total	$22,002	$4,039	$6,041	$2,024	$2,642

(PPL)

In June 2019, WPD plc executed and drew £50 million under a 5-year term loan facility due 2024 at a rate of 2.189%, to be reset quarterly as detailed in the terms of the facility. The borrowing equated to $63 million at the time of drawdown, net of fees. The proceeds were used for general corporate purposes.

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

In December 2019, PPL Electric redeemed all of the outstanding $100 million aggregate principal amount of its Senior Secured Bonds, 5.15% Series due 2020.

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

In June 2019, the Louisville/Jefferson County Metro Government of Kentucky remarketed $35 million of Environmental Facilities Revenue Refunding Bonds, 2007 Series B due 2033 previously issued on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 1.65% through their mandatory purchase date of June 1, 2021.

In June 2019, LG&E issued a notice to bondholders of its intention to convert the $40 million Louisville/Jefferson County Metro Government of Kentucky Pollution Control Revenue Bonds, 2005 Series A to a weekly interest rate, as permitted under the loan documents. The conversion was completed on August 1, 2019. In connection with the conversation, LG&E purchased these bonds from the remarketing agent and held them until September 17, 2019, at which time LG&E remarketed the bonds at a long-term rate that will bear interest at 1.75% through their mandatory purchase date of July 1, 2026.

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

In September 2019, the County of Carroll, Kentucky remarketed $96 million of Pollution Control Revenue Bonds, 2016 Series A due 2042 previously issued on behalf of KU. The bonds were remarketed at a long-term rate and will bear interest at 1.55% through their mandatory purchase date of September 1, 2026.

In September 2019, the County of Carroll, Kentucky remarketed $54 million of Environmental Facilities Revenue Bonds, 2006 Series B due 2034 previously issued on behalf of KU. The bonds were remarketed at a long-term rate and will bear interest at 1.20% through their mandatory purchase date of June 1, 2021.

In September 2019, the County of Carroll, Kentucky remarketed $78 million of Environmental Facilities Revenue Bonds, 2008 Series A due 2032 previously issued on behalf of KU. The bonds were remarketed at a long-term rate and will bear interest at 1.20% through their mandatory purchase date of June 1, 2021.

In September 2019, the County of Mercer, Kentucky remarketed $13 million of Solid Waste Disposal Facility Revenue Bonds, 2000 Series A due 2023 previously issued on behalf of KU. The bonds were remarketed at a long-term rate and will bear interest at 1.30% through their maturity date of May 1, 2023.

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

In connection with the registered public offering, PPL entered into forward sale agreements with two counterparties covering the total 63.25 million shares of PPL common stock. Under the forward sale agreements, PPL was obligated to settle these forward sale agreements no later than November 2019. The forward sale agreements were classified as equity transactions.

In September 2018, PPL settled a portion of the initial forward sale agreements by issuing 20 million shares of PPL common stock, resulting in net cash proceeds of $520 million. In November 2019, PPL settled the remaining 43.25 million shares of PPL common stock, resulting in net cash proceeds of $1.1 billion. The net proceeds received will be used for general corporate purposes. See Note 5 for information on the forward sale agreements impact on the calculation of diluted EPS.

ATM Program

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program, including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the twelve months ended December 31, 2019. PPL issued 42 million shares of common stock and received proceeds of $119 million for the year ended December 31, 2018.

Distributions and Related Restrictions

In November 2019, PPL declared its quarterly common stock dividend, payable January 2, 2020, at 41.25 cents per share (equivalent to $1.65 per annum). On February 14, 2020, PPL announced an increase of its quarterly common stock dividend to 41.5 cents per share (equivalent to $1.66 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

Neither PPL Capital Funding nor PPL may declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067 or 2013 Series B Junior Subordinated Notes due 2073. At December 31, 2019, no interest payments were deferred.

WPD subsidiaries have financing arrangements that limit their ability to pay dividends. However, PPL does not, at this time, expect that any of such limitations would significantly impact PPL's ability to meet its cash obligations.

(All Registrants)

PPL relies on dividends or loans from its subsidiaries to fund PPL's dividends to its common shareholders. The net assets of certain PPL subsidiaries are subject to legal restrictions. LKE primarily relies on dividends from its subsidiaries to fund its distributions to PPL. LG&E, KU and PPL Electric are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for a public utility to make or pay a dividend from any funds "properly included in capital account." The meaning of this limitation has never been clarified under the Federal Power Act. LG&E, KU and PPL Electric believe, however, that this statutory restriction, as applied to their circumstances, would not be construed or applied by the FERC to prohibit the payment from retained earnings of dividends that are not excessive and are for lawful and legitimate business purposes. In February 2012, LG&E and KU petitioned the FERC requesting authorization to pay dividends in the future based on retained earnings balances calculated without giving effect to the impact of purchase accounting adjustments for PPL's 2010 acquisition of LKE. In May 2012, the FERC approved the petitions with the further condition that each utility may not pay dividends if such payment would cause its adjusted equity ratio to fall below 30% of total capitalization. Accordingly, at December 31, 2019, net assets of $3 billion ($1.3 billion for LG&E and $1.7 billion for KU) were restricted for purposes of paying dividends to LKE, and net assets of $3.3 billion ($1.5 billion for LG&E and $1.8 billion for KU) were available for payment of dividends to LKE. LG&E and KU believe they will not be required to change their current dividend practices as a result of the foregoing requirement. In addition, under Virginia law, KU is prohibited from making loans to affiliates without the prior approval of the VSCC. There are no comparable statutes under Kentucky law applicable to LG&E and KU, or under Pennsylvania law applicable to PPL Electric. However, orders from the KPSC require LG&E and KU to obtain prior consent or approval before lending amounts to PPL.

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

LKE, LG&E and KU have entered into various operating leases primarily for office space, vehicles and railcars. The leases generally have fixed payments with expiration dates ranging from 2020 to 2025, some of which have options to extend the leases from one year to ten years and some have options to terminate at LKE's, LG&E's and KU's discretion. For leases that existed as of December 31, 2018, payments associated with renewal options are not included in the measurement of the lease liability and right-of-use (ROU) asset.

PPL has also entered into various operating leases primarily for office space, land easements, telecom assets and warehouse space. These leases generally have fixed payments with expiration dates ranging from 2020 through 2029, except for the land agreements which extend through 2116.

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

Practical Expedients

See Note 1 for information on the adoption of the new lease guidance as well as the practical expedients the Registrants have elected as part of the transition.

(PPL, LKE, LG&E and KU)

Lessee Transactions

The following table provides the components of lease cost for the Registrants' operating leases for the year ended December 31, 2019.

	PPL	LKE	LG&E	KU
Lease cost:
Operating lease cost	$33	$25	$12	$13
Short-term lease cost	7	2	1	1
Total lease cost	$40	$27	$13	$14

The following table provides other key information related to the Registrants' operating leases at December 31, 2019.

	PPL	LKE	LG&E	KU
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29	$21	$9	$11
Right-of-use asset obtained in exchange for new operating lease liabilities	46	16	5	11

The following table provides the total future minimum rental payments for operating leases, as well as a reconciliation of these undiscounted cash flows to the lease liabilities recognized on the Balance Sheets as of December 31, 2019.

	PPL	LKE	LG&E	KU
2020	$29	$18	$7	$11
2021	22	13	5	8
2022	17	9	4	5
2023	15	7	3	4
2024	12	6	2	4
Thereafter	27	8	3	4
Total	$122	$61	$24	$36

Weighted-average discount rate	3.48%	3.96%	3.89%	4.01%
Weighted-average remaining lease term (in years)	8	5	5	5
Current lease liabilities (a)	$26	$16	$6	$10
Non-current lease liabilities (a)	78	39	15	23
Right-of-use assets (b)	96	47	18	28

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

At December 31, 2019, PPL, LKE, LG&E and KU expect to receive the following fixed lease payments over the remaining term of their operating lease agreements:

	PPL	LKE	LG&E	KU
2020	$13	$7	$—	$7
2021	11	5	—	5
2022	5	—	—	—
2023	5	1	—	—
2024	3	—	—	—
Thereafter	12	—	—	—
Total	$49	$13	$—	$12

Lease income recognized for the twelve months ended December 31, 2019	$21	$13	$5	$8

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

Any portion of these awards that has not been granted may be carried over and used in any subsequent year. If any award lapses, the rights of the participant terminate, or, with respect to certain awards, is forfeited, and the shares of PPL common stock underlying such an award are again available for grant. Shares delivered under the Plans may be in the form of authorized and unissued PPL common stock, common stock held in treasury by PPL or PPL common stock purchased on the open market (including private purchases) in accordance with applicable securities laws.

Restricted Stock Units

Restricted stock units represent the right to receive shares of PPL common stock in the future, generally three years after the date of grant, in an amount based on the fair value of PPL common stock on the date of grant.

Under the SIP, each restricted stock unit entitles the grant recipient to accrue additional restricted stock units equal to the amount of quarterly dividends paid on PPL stock. These additional restricted stock units are deferred and payable in shares of PPL common stock at the end of the restriction period. Dividend equivalents on restricted stock unit awards granted under the ICPKE are currently paid in cash when dividends are declared by PPL.

The fair value of restricted stock units granted is recognized on a straight-line basis over the restriction period or through the date at which the employee reaches retirement eligibility. The fair value of restricted stock units granted to retirement-eligible employees is recognized as compensation expense immediately upon the date of grant. Recipients of restricted stock units granted under the ICPKE may also be granted the right to receive dividend equivalents through the end of the restriction period or until the award is forfeited. Restricted stock units are subject to forfeiture or accelerated payout under the plan provisions for termination, retirement, disability and death of employees. Restrictions lapse on restricted stock units fully, in certain situations, as defined by each of the Plans.

The weighted-average grant date fair value of restricted stock units granted was:

	2019	2018	2017
PPL	$31.95	$30.58	$35.30
PPL Electric	32.33	30.00	35.45
LKE	30.65	30.98	35.25

Restricted stock unit activity for 2019 was:

	Restricted Shares/Units	Weighted- Average Grant Date Fair Value Per Share
PPL
Nonvested, beginning of period	1,098,203	$33.45
Granted	479,428	31.95
Vested	(429,258)	33.64
Forfeited	(10,688)	31.53
Nonvested, end of period	1,137,685	32.76

PPL Electric
Nonvested, beginning of period	187,337	$33.09
Transfer between registrants	(3,305)	33.06
Granted	112,138	32.33
Vested	(59,661)	33.77
Forfeited	(6,649)	31.01
Nonvested, end of period	229,860	32.61

LKE
Nonvested, beginning of period	133,030	$33.45
Granted	76,256	30.65
Vested	(42,841)	33.75
Nonvested, end of period	166,445	32.09

Substantially all restricted stock unit awards are expected to vest.

The total fair value of restricted stock units vesting for the years ended December 31 was:

	2019	2018	2017
PPL	$13	$16	$20
PPL Electric	2	2	3
LKE	1	5	4

Performance Units - Total Shareowner Return

Performance units based on relative Total Shareowner Return (TSR) are intended to encourage and reward future corporate performance. Performance units represent a target number of shares (Target Award) of PPL's common stock that the recipient would receive upon PPL's attainment of the applicable performance goal. Performance is determined based on TSR during a three-year performance period. At the end of the period, payout is determined by comparing PPL's performance to the TSR of the companies included in the Philadelphia Stock Exchange Utility Index. Awards are payable on a graduated basis based on thresholds that measure PPL's performance relative to peers that comprise the applicable index on which each year's awards are measured. Awards can be paid up to 200% of the Target Award or forfeited with no payout if performance is below a minimum established performance threshold. Dividends payable during the performance cycle accumulate and are converted into additional performance units and are payable in shares of PPL common stock upon completion of the performance period based on the CGNC's determination of achievement of the performance goals. Under the plan provisions, TSR performance units are subject to forfeiture upon termination of employment other than retirement, one year or more from commencement of the performance period, disability or death of an employee.

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

The weighted-average assumptions used in the model were:

	2019	2018	2017
Expected stock volatility	17.57%	17.60%	17.40%
Expected life	3 years	3 years	3 years

The weighted-average grant date fair value of TSR performance units granted was:

	2019	2018	2017
PPL	$35.83	$38.26	$38.38
PPL Electric	35.68	38.37	38.37
LKE	35.93	38.32	38.24

TSR performance unit activity for 2019 was:

	TSR Performance Units	Weighted- Average Grant Date Fair Value Per Share
PPL
Nonvested, beginning of period	840,124	$37.89
Granted	250,734	35.83
Forfeited (a)	(351,466)	37.24
Nonvested, end of period	739,392	37.50

PPL Electric
Nonvested, beginning of period	67,863	$37.86
Granted	24,158	35.68
Forfeited (a)	(25,222)	36.92
Nonvested, end of period	66,799	37.43

LKE
Nonvested, beginning of period	148,996	$37.81
Granted	39,453	35.93
Forfeited (a)	(57,916)	37.02
Nonvested, end of period	130,533	37.60

(a)	Primarily related to the forfeiture of 2016 performance units as performance during the period was below the minimum established performance threshold, which resulted in no payout.

There were no TSR performance units vesting for the year ended December 31, 2019 and the total fair value of TSR performance units vesting for the year ended December 31, 2018 and 2017 was $3 million and $8 million for PPL and insignificant for PPL Electric and LKE.

Performance Units - Return on Equity

Beginning in 2017, PPL changed its executive compensation mix to add performance units based on achievement of a corporate Return on Equity (ROE). ROE performance units are intended to further align compensation with the company’s strategy and reward for future corporate performance.

Payout of these performance units will be based on the calculated average of the annual corporate ROE for each year of the three-year performance period for PPL Corporation. ROE performance units represent a target number of shares (Target Award) of PPL's common stock that the recipient would receive upon PPL's attainment of the applicable ROE performance goal. ROE performance units can be paid up to 200% of the Target Award or forfeited with no payout if performance is below a minimum established performance threshold. Dividends payable during the performance cycle accumulate and are converted into additional performance units and are payable in shares of PPL common stock upon completion of the performance period based on the CGNC's determination of achievement of the performance goals. Under the plan provisions, these performance units are subject to forfeiture upon termination of employment other than retirement, disability or death of an employee.

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

The weighted-average grant date fair value of ROE performance units granted was:

	2019	2018	2017
PPL	$30.89	$32.21	$32.42
PPL Electric	30.76	32.32	34.41
LKE	30.99	32.28	34.29

ROE performance unit activity for 2019 was:

	ROE Performance Unit	Weighted- Average Grant Date Fair Value Per Share
PPL
Nonvested, beginning of period	328,958	$32.86
Granted	241,807	30.89
Nonvested, end of period	570,765	32.02

PPL Electric
Nonvested, beginning of period	25,960	$32.96
Granted	23,234	30.76
Nonvested, end of period	49,194	31.92

LKE
Nonvested, beginning of period	69,620	$32.87
Granted	38,185	30.99
Nonvested, end of period	107,805	32.20

Stock Options

PPL's CGNC eliminated the use of stock options due to changes in its long-term incentive mix beginning in January 2014.

Under the Plans, stock options had been granted with an option exercise price per share not less than the fair value of PPL's common stock on the date of grant. Options outstanding at December 31, 2019, are fully vested. All options expire no later than 10 years from the grant date. The options become exercisable immediately in certain situations, as defined by each of the Plans.

Stock option activity for 2019 was:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Total Intrinsic Value
PPL
Outstanding at beginning of period	2,914,525	$26.26
Exercised	(1,578,554)	26.31
Forfeited	(5,028)	28.77
Outstanding and exercisable at end of period	1,330,943	26.20	2.5	$13

For 2019, 2018 and 2017, PPL received $53 million, $5 million and $19 million in cash from stock options exercised. The total intrinsic value of stock options exercised for 2019 was $11 million, insignificant in 2018 and $8 million for 2017. The related income tax benefits realized were not significant.

Compensation Expense

Compensation expense for restricted stock, restricted stock units, performance units and stock options accounted for as equity awards, which for PPL Electric and LKE includes an allocation of PPL Services' expense, was:

	2019	2018	2017
PPL	$35	$25	$32
PPL Electric	12	10	18
LKE	9	8	8

The income tax benefit related to above compensation expense was as follows:

	2019	2018	2017
PPL	$10	$10	$13
PPL Electric	3	3	8
LKE	2	2	3

At December 31, 2019, unrecognized compensation expense related to nonvested stock awards was:

	Unrecognized Compensation Expense	Weighted- Average Period for Recognition
PPL	$14	1.9
PPL Electric	3	2.2
LKE	1	1.5

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

The defined benefit pension plans of LKE and its subsidiaries were closed to new salaried and bargaining unit employees hired after December 31, 2005. Employees hired after December 31, 2005 receive additional company contributions above the standard matching contributions to their savings plans. The pension plans sponsored by LKE and LG&E were merged effective January 1, 2020 into the LG&E and KU Pension Plan. The merged plan is sponsored by LKE. LG&E and KU participate in this plan.

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

Certain employees of PPL's domestic subsidiaries are eligible for certain health care and life insurance benefits upon retirement through contributory plans. Effective January 1, 2014, the PPL Postretirement Medical Plan was closed to all newly hired salaried employees. Effective July 1, 2014, the PPL Postretirement Medical Plan was closed to all newly hired bargaining unit employees. Postretirement health benefits may be paid from 401(h) accounts established as part of the PPL Retirement Plan and the LG&E and KU Pension Plan within the PPL Services Corporation Master Trust, funded VEBA trusts and company funds. WPD does not sponsor any postretirement benefit plans other than pensions.

(PPL)

The following table provides the components of net periodic defined benefit costs (credits) for PPL's domestic (U.S.) and WPD's (U.K.) pension and other postretirement benefit plans for the years ended December 31.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Net periodic defined benefit costs (credits):
Service cost	$50	$62	$65	$68	$82	$76	$6	$7	$7
Interest cost	164	156	168	187	185	178	22	21	23
Expected return on plan assets	(245)	(249)	(231)	(588)	(587)	(514)	(18)	(23)	(22)
Amortization of:
Prior service cost (credit)	8	10	10	1	—	—	(1)	(1)	(1)
Actuarial (gain) loss	56	84	69	92	151	144	1	—	1
Net periodic defined benefit costs (credits) prior to settlements and termination benefits	33	63	81	(240)	(169)	(116)	10	4	8
Settlements	1	—	1	—	—	—	—	—	—
Termination benefits	—	—	1	—	—	—	—	—	—
Net periodic defined benefit costs (credits)	$34	$63	$83	$(240)	$(169)	$(116)	$10	$4	$8

Other Changes in Plan Assets and Benefit Obligations Recognized in OCI and Regulatory Assets/Liabilities - Gross:
Settlement	(1)	—	(1)	—	—	—	—	—	—
Net (gain) loss	(121)	157	27	723	201	346	(18)	8	(28)
Prior service cost (credit)	2	1	(1)	—	13	—	—	—	8
Amortization of:
Prior service (cost) credit	(8)	(10)	(10)	(1)	—	—	1	1	1
Actuarial gain (loss)	(56)	(84)	(69)	(92)	(151)	(144)	(1)	—	(1)
Total recognized in OCI and regulatory assets/liabilities (a)	(184)	64	(54)	630	63	202	(18)	9	(20)

Total recognized in net periodic defined benefit costs, OCI and regulatory assets/liabilities (a)	$(150)	$127	$29	$390	$(106)	$86	$(8)	$13	$(12)

(a)	WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP. As a result, WPD does not record regulatory assets/liabilities.

For PPL's U.S. pension benefits and for other postretirement benefits, the amounts recognized in OCI and regulatory assets/liabilities for the years ended December 31 were as follows:

	U.S. Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
OCI	$(194)	$90	$(53)	$(13)	$20	$(25)
Regulatory assets/liabilities	10	(26)	(1)	(5)	(11)	5
Total recognized in OCI and regulatory assets/liabilities	$(184)	$64	$(54)	$(18)	$9	$(20)

(LKE)

The following table provides the components of net periodic defined benefit costs for LKE's pension and other postretirement benefit plans for the years ended December 31.

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Net periodic defined benefit costs (credits):
Service cost	$22	$25	$24	$4	$4	$4
Interest cost	66	63	68	8	8	9
Expected return on plan assets	(101)	(102)	(92)	(8)	(9)	(7)
Amortization of:
Prior service cost	8	9	8	1	1	1
Actuarial (gain) loss (a)	22	35	31	(1)	—	—
Net periodic defined benefit costs (b)	$17	$30	$39	$4	$4	$7

Other Changes in Plan Assets and Benefit Obligations Recognized in OCI and Regulatory Assets/Liabilities - Gross:
Net (gain) loss	$(37)	$40	$30	$(14)	$1	$(14)
Prior service cost	2	—	7	—	—	8
Amortization of:
Prior service credit	(8)	(9)	(8)	(1)	(1)	(1)
Actuarial gain (loss)	(22)	(35)	(32)	1	—	—
Total recognized in OCI and regulatory assets/liabilities	(65)	(4)	(3)	(14)	—	(7)

Total recognized in net periodic defined benefit costs, OCI and regulatory assets/liabilities	$(48)	$26	$36	$(10)	$4	$—

(a)
As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between actuarial (gain)/loss calculated in accordance with LKE's pension accounting policy and actuarial (gain)/loss calculated using a 15 year amortization period was $5 million in 2019 and $11 million in 2018 and 2017.

(b)
Due to the amount of lump sum payment distributions from the LG&E qualified pension plan, settlement charges of $5 million in 2019, $6 million in 2018 and $5 million in 2017 were incurred. In accordance with existing regulatory accounting treatment, LG&E has maintained the settlement charge in regulatory assets. The amount will be amortized in accordance with existing regulatory practice.

For LKE's pension and other postretirement benefits, the amounts recognized in OCI and regulatory assets/liabilities for the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
OCI	$13	$(25)	$33	$(7)	$4	$(2)
Regulatory assets/liabilities	(78)	21	(36)	(7)	(4)	(5)
Total recognized in OCI and regulatory assets/liabilities	$(65)	$(4)	$(3)	$(14)	$—	$(7)

(LG&E)

The following table provides the components of net periodic defined benefit costs for LG&E's pension benefit plan for the years ended December 31.

	Pension Benefits
	2019	2018	2017
Net periodic defined benefit costs (credits):
Service cost	$1	$1	$1
Interest cost	11	12	13
Expected return on plan assets	(21)	(22)	(22)
Amortization of:
Prior service cost	5	5	5
Actuarial loss (a)	9	7	9
Net periodic defined benefit costs (b)	$5	$3	$6

Other Changes in Plan Assets and Benefit Obligations Recognized in Regulatory Assets - Gross:
Net (gain) loss	$(19)	$22	$(9)
Prior service cost	—	—	7
Amortization of:
Prior service credit	(5)	(5)	(5)
Actuarial gain	(9)	(7)	(9)
Total recognized in regulatory assets/liabilities	(33)	10	(16)

Total recognized in net periodic defined benefit costs and regulatory assets	$(28)	$13	$(10)

(a)
As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between actuarial (gain)/loss calculated in accordance with LG&E's pension accounting policy and actuarial (gain)/loss calculated using a 15 year amortization period was $3 million in 2019, $2 million in 2018 and $7 million in 2017.

(b)
Due to the amount of lump sum payment distributions from the LG&E qualified pension plan, settlement charges of $5 million in 2019, $6 million in 2018 and $5 million in 2017 were incurred. In accordance with existing regulatory accounting treatment, LG&E has maintained the settlement charge in regulatory assets. The amount will be amortized in accordance with existing regulatory practice.

(All Registrants)

The following net periodic defined benefit costs (credits) were charged to expense or regulatory assets, excluding amounts charged to construction and other non-expense accounts. The U.K. pension benefits apply to PPL only.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
PPL	$18	$40	$59	$(287)	$(226)	$(151)	$8	$2	$5
PPL Electric (a)	(4)	4	12				4	(1)	—
LKE (b)	12	21	28				2	3	5
LG&E (b)	3	4	8				2	2	3
KU (a) (b)	(1)	2	4				—	1	1

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

(b)
As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between net periodic defined benefit costs calculated in accordance with LKE's, LG&E's and KU's pension accounting policy and the net periodic defined benefit costs calculated using a 15 year amortization period for gains and losses is recorded as a regulatory asset. Of the costs charged to Other operation and maintenance, Other Income (Expense) - net or regulatory assets, excluding amounts charged to construction and other non-expense accounts, $2 million for LG&E and $1 million for KU were recorded as regulatory assets in 2019, $3 million for LG&E and $2 million for KU were recorded as regulatory assets in 2018 and $4 million for LG&E and $2 million for KU were recorded as regulatory assets in 2017.

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

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
LG&E Non-Union Only	$—	$2	$5	$2	$2	$3

(PPL, LKE and LG&E)

PPL, LKE and LG&E use the base mortality tables issued by the Society of Actuaries in October 2014 (RP-2014 base tables with collar and factor adjustments, where applicable) for all U.S. defined benefit pension and other postretirement benefit plans. In 2017, PPL, LKE and LG&E updated to the MP-2017 mortality improvement scale from 2006 on a generational basis and continued to use this improvement scale in 2019.

The following weighted-average assumptions were used in the valuation of the benefit obligations at December 31. The U.K. pension benefits apply to PPL only.

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2019	2018	2019	2018	2019	2018
PPL
Discount rate	3.64%	4.35%	1.94%	2.98%	3.60%	4.31%
Rate of compensation increase	3.79%	3.79%	3.25%	3.50%	3.76%	3.76%

LKE
Discount rate	3.62%	4.35%			3.59%	4.32%
Rate of compensation increase	3.50%	3.50%			3.50%	3.50%

LG&E
Discount rate	3.60%	4.33%

The following weighted-average assumptions were used to determine the net periodic defined benefit costs for the years ended December 31. The U.K. pension benefits apply to PPL only.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
PPL
Discount rate service cost	4.35%	3.70%	4.21%	3.12%	2.73%	2.99%	4.31%	3.64%	4.11%
Discount rate interest cost	4.35%	3.70%	4.21%	2.62%	2.31%	2.41%	4.31%	3.64%	4.11%
Rate of compensation increase	3.79%	3.78%	3.95%	3.50%	3.50%	3.50%	3.76%	3.75%	3.92%
Expected return on plan assets	7.25%	7.25%	7.00%	7.21%	7.23%	7.22%	6.46%	6.40%	6.21%

LKE
Discount rate	4.35%	3.69%	4.19%				4.32%	3.65%	4.12%
Rate of compensation increase	3.50%	3.50%	3.50%				3.50%	3.50%	3.50%
Expected return on plan assets (a)	7.25%	7.25%	7.00%				7.00%	7.15%	6.82%

LG&E
Discount rate	4.33%	3.65%	4.13%
Expected return on plan assets (a)	7.25%	7.25%	7.00%

(a)
The expected long-term rates of return for pension and other postretirement benefits are based on management's projections using a best-estimate of expected returns, volatilities and correlations for each asset class. Each plan's specific current and expected asset allocations are also considered in developing a reasonable return assumption.

(PPL and LKE)

The following table provides the assumed health care cost trend rates for the years ended December 31:

	2019	2018	2017
PPL and LKE
Health care cost trend rate assumed for next year
– obligations	6.6%	6.6%	6.6%
– cost	6.6%	6.6%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
– obligations	5.0%	5.0%	5.0%
– cost	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate
– obligations	2024	2023	2022
– cost	2023	2022	2022

(PPL)

The funded status of PPL's plans at December 31 was as follows:

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2019	2018	2019	2018	2019	2018
Change in Benefit Obligation
Benefit Obligation, beginning of period	$3,883	$4,288	$7,275	$8,219	$538	$589
Service cost	50	62	68	82	6	7
Interest cost	164	156	187	185	22	21
Participant contributions	—	—	12	13	14	13
Plan amendments	2	1	—	12	—	—
Actuarial (gain) loss	368	(352)	1,220	(406)	34	(34)
Settlements	(21)	—	—	—	—	—
Gross benefits paid	(300)	(272)	(363)	(381)	(58)	(58)
Federal subsidy	—	—	—	—	1	—
Currency conversion	—	—	116	(449)	—	—
Benefit Obligation, end of period	4,146	3,883	8,515	7,275	557	538

Change in Plan Assets
Plan assets at fair value, beginning of period	3,109	3,488	7,801	8,490	301	405
Actual return on plan assets	735	(260)	1,095	(30)	71	(20)
Employer contributions	63	153	278	188	10	23
Participant contributions	—	—	12	13	10	11
Transfer out (a)	—	—	—	—	—	(65)
Settlements	(22)	—	—	—	—	—
Gross benefits paid	(300)	(272)	(363)	(381)	(52)	(53)
Currency conversion	—	—	122	(479)	—	—
Plan assets at fair value, end of period	3,585	3,109	8,945	7,801	340	301

Funded Status, end of period	$(561)	$(774)	$430	$526	$(217)	$(237)

Amounts recognized in the Balance Sheets consist of:
Noncurrent asset	$24	$—	$440	$535	$11	$2
Current liability	(8)	(13)	(1)	(1)	(2)	(3)
Noncurrent liability	(577)	(761)	(9)	(8)	(226)	(236)
Net amount recognized, end of period	$(561)	$(774)	$430	$526	$(217)	$(237)

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2019	2018	2019	2018	2019	2018

Amounts recognized in AOCI and regulatory assets/liabilities (pre-tax) consist of:
Prior service cost (credit)	$34	$40	$11	$12	$10	$10
Net actuarial (gain) loss	1,029	1,207	3,435	2,806	6	24
Total (b)	$1,063	$1,247	$3,446	$2,818	$16	$34

Total accumulated benefit obligation for defined benefit pension plans	$3,910	$3,668	$7,821	$6,689

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

For PPL's U.S. pension and other postretirement benefit plans, the amounts recognized in AOCI and regulatory assets/liabilities at December 31 were as follows:

	U.S. Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
AOCI	$352	$370	$13	$21
Regulatory assets/liabilities	711	877	3	13
Total	$1,063	$1,247	$16	$34

The actuarial (gain) loss for all pension plans in 2019 and 2018 was primarily related to a change in the discount rate used to measure the benefit obligations of those plans.

The following tables provide information on pension plans where the projected benefit obligation (PBO) or accumulated benefit obligation (ABO) exceed the fair value of plan assets:

	U.S.		U.K.
	PBO in excess of plan assets		PBO in excess of plan assets
	2019	2018	2019	2018
Projected benefit obligation	$3,861	$3,883	$10	$9
Fair value of plan assets	3,275	3,109	—	—

	U.S.		U.K.
	ABO in excess of plan assets		ABO in excess of plan assets
	2019	2018	2019	2018
Accumulated benefit obligation	$3,624	$3,668	$10	$9
Fair value of plan assets	3,275	3,109	—	—

(LKE)

The funded status of LKE's plans at December 31 was as follows:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
Change in Benefit Obligation
Benefit Obligation, beginning of period	$1,580	$1,771	$205	$223
Service cost	22	25	4	4
Interest cost	66	63	8	8
Participant contributions	—	—	7	8
Plan amendments	2	—	—	—
Actuarial (gain) loss (b)	166	(168)	5	(16)
Settlements	(16)	—	—	—
Gross benefits paid (a)	(136)	(111)	(21)	(22)
Benefit Obligation, end of period	1,684	1,580	208	205

Change in Plan Assets
Plan assets at fair value, beginning of period	1,294	1,402	117	116
Actual return on plan assets	304	(106)	27	(9)
Employer contributions	24	109	11	24
Participant contributions	—	—	7	8
Settlements	(16)	—	—	—
Gross benefits paid	(136)	(111)	(21)	(22)
Plan assets at fair value, end of period	1,470	1,294	141	117

Funded Status, end of period	$(214)	$(286)	$(67)	$(88)

Amounts recognized in the Balance Sheets consist of:
Noncurrent asset	$24	$—	$11	$2
Current liability	(5)	(4)	(2)	(3)
Noncurrent liability	(233)	(282)	(76)	(87)
Net amount recognized, end of period	$(214)	$(286)	$(67)	$(88)

Amounts recognized in AOCI and regulatory assets/liabilities (pre-tax) consist of:
Prior service cost	$30	$35	$10	$12
Net actuarial (gain) loss	380	439	(37)	(25)
Total	$410	$474	$(27)	$(13)

Total accumulated benefit obligation for defined benefit pension plans	$1,561	$1,467

(a)	Gross benefits paid by the plans include lump-sum cash payments made to participants during 2019 and 2018 of $74 million and $52 million.

(b)	The actuarial (gain) loss for all pension plans in 2019 and 2018 was primarily related to changes in the discount rate used to measure the benefit obligations of those plans.

The amounts recognized in AOCI and regulatory assets/liabilities at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
AOCI	$132	$118	$4	$10
Regulatory assets/liabilities	278	356	(31)	(23)
Total	$410	$474	$(27)	$(13)

The following tables provide information on pension plans where the projected benefit obligation (PBO) or accumulated benefit obligations (ABO) exceed the fair value of plan assets:

	PBO in excess of plan assets
	2019	2018
Projected benefit obligation	$1,398	$1,580
Fair value of plan assets	1,160	1,294

	ABO in excess of plan assets
	2019	2018
Accumulated benefit obligation	$1,276	$1,467
Fair value of plan assets	1,160	1,294

(LG&E)

The funded status of LG&E's plan at December 31, was as follows:

	Pension Benefits
	2019	2018
Change in Benefit Obligation
Benefit Obligation, beginning of period	$285	$326
Service cost	1	1
Interest cost	11	12
Actuarial (gain) loss	25	(24)
Gross benefits paid (a)	(36)	(30)
Benefit Obligation, end of period	286	285

Change in Plan Assets
Plan assets at fair value, beginning of period	281	325
Actual return on plan assets	64	(24)
Employer contributions	1	10
Gross benefits paid	(36)	(30)
Plan assets at fair value, end of period	310	281

Funded Status, end of period	$24	$(4)

Amounts recognized in the Balance Sheets consist of:
Noncurrent asset (liability)	$24	$(4)
Net amount recognized, end of period	$24	$(4)

Amounts recognized in regulatory assets (pre-tax) consist of:
Prior service cost	$17	$22
Net actuarial loss	79	107
Total	$96	$129

Total accumulated benefit obligation for defined benefit pension plan	$286	$285

(a)	Gross benefits paid by the plan include lump-sum cash payments made to participants during 2019 and 2018 of $21 million and $16 million.

LG&E's pension plan had plan assets in excess of projected and accumulated benefit obligations at December 31, 2019. LG&E's pension plan had projected and accumulated benefit obligations in excess of plan assets at December 31, 2018.

In addition to the plan it sponsors, LG&E is allocated a portion of the funded status and costs of certain defined benefit plans sponsored by LKE. LG&E is also allocated costs of defined benefit plans from LKS for defined benefit plans sponsored by LKE. See Note 14 for additional information on costs allocated to LG&E from LKS. These allocations are based on LG&E's participation in those plans, which management believes are reasonable. The actuarially determined obligations of current active employees and retired employees are used as a basis to allocate total plan activity, including active and retiree costs and obligations. Allocations to LG&E resulted in (assets)/liabilities at December 31 as follows:

	2019	2018
Pension	$(7)	$7
Other postretirement benefits	63	65

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

	2019	2018
Pension	$179	$285
Other postretirement benefits	122	120

(KU)

Although KU does not directly sponsor any defined benefit plans, it is allocated a portion of the funded status and costs of plans sponsored by LKE. KU is also allocated costs of defined benefit plans from LKS for defined benefit plans sponsored by LKE. See Note 14 for additional information on costs allocated to KU from LKS. These allocations are based on KU's participation in those plans, which management believes are reasonable. The actuarially determined obligations of current active employees and retired employees of KU are used as a basis to allocate total plan activity, including active and retiree costs and obligations. Allocations to KU resulted in (assets)/liabilities at December 31 as follows.

	2019	2018
Pension	$(31)	$1
Other postretirement benefits	16	25

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

Target allocation ranges have been developed for each portfolio based on input from external consultants with a goal of limiting funded status volatility. The EBPB monitors the investments in each portfolio, and seeks to obtain a target portfolio that emphasizes reduction of risk of loss from market volatility. In pursuing that goal, the EBPB establishes revised guidelines from time to time. EBPB investment guidelines as of the end of 2019 are presented below.

The asset allocation for the trust and the target allocation by portfolio at December 31 are as follows:

	Percentage of trust assets		2019
	2019 (a)	2018 (a)	Target Asset Allocation (a)
Growth Portfolio	57%	55%	55%
Equity securities	34%	30%
Debt securities (b)	14%	15%
Alternative investments	9%	10%
Immunizing Portfolio	42%	43%	43%
Debt securities (b)	35%	39%
Derivatives	7%	4%
Liquidity Portfolio	1%	2%	2%
Total	100%	100%	100%

(a)	Allocations exclude consideration of a group annuity contract held by the LG&E and KU Retirement Plan.

(b)	Includes commingled debt funds, which PPL treats as debt securities for asset allocation purposes.

(LKE)

LKE has pension plans, including LG&E's plan, whose assets are invested solely in the Master Trust, which is fully disclosed below. The fair value of these plans' assets of $1.5 billion and $1.3 billion at December 31, 2019 and 2018 represents an interest of approximately 41% and 42% in the Master Trust.

(LG&E)

LG&E has a pension plan whose assets are invested solely in the Master Trust, which is fully disclosed below. The fair value of this plan's assets of $310 million and $281 million at December 31, 2019 and 2018 represents an interest of approximately 9% in the Master Trust.

(PPL, LKE and LG&E)

The fair value of net assets in the Master Trust by asset class and level within the fair value hierarchy was:

	December 31, 2019				December 31, 2018
		Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL Services Corporation Master Trust
Cash and cash equivalents	$182	$182	$—	$—	$220	$220	$—	$—
Equity securities:
U.S. Equity	194	194	—	—	159	159	—	—
U.S. Equity fund measured at NAV (a)	451	—	—	—	340	—	—	—
International equity fund at NAV (a)	554	—	—	—	466	—	—	—
Commingled debt measured at NAV (a)	621	—	—	—	543	—	—	—
Debt securities:
U.S. Treasury and U.S. government sponsored agency	310	309	1	—	212	212	—	—
Corporate	951	—	931	20	899	—	874	25
Other	14	—	14	—	17	—	17	—
Alternative investments:
Real estate measured at NAV (a)	88	—	—	—	90	—	—	—
Private equity measured at NAV (a)	62	—	—	—	65	—	—	—
Hedge funds measured at NAV (a)	194	—	—	—	175	—	—	—

	December 31, 2019				December 31, 2018
		Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivatives	3	—	3	—	33	—	33	—
Insurance contracts	4	—	—	4	21	—	—	21
PPL Services Corporation Master Trust assets, at fair value	3,628	$685	$949	$24	3,240	$591	$924	$46
Receivables and payables, net (b)	99				(2)
401(h) accounts restricted for other postretirement benefit obligations	(142)				(129)
Total PPL Services Corporation Master Trust pension assets	$3,585				$3,109

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

(b)	Receivables and payables, net represents amounts for investments sold/purchased but not yet settled along with interest and dividends earned but not yet received.

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2019 is as follows:

	Corporate debt	Insurance contracts	Total
Balance at beginning of period	$25	$21	$46
Actual return on plan assets
Relating to assets still held at the reporting date	(1)	4	3
Relating to assets sold during the period	3	—	3
Purchases, sales and settlements	(7)	(21)	(28)
Balance at end of period	$20	$4	$24

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2018 is as follows:

	Corporate debt	Insurance contracts	Total
Balance at beginning of period	$13	$24	$37
Actual return on plan assets
Relating to assets still held at the reporting date	(2)	1	(1)
Relating to assets sold during the period	3	—	3
Purchases, sales and settlements	11	(4)	7
Balance at end of period	$25	$21	$46

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

Investments in private equity represent interests in partnerships in multiple early-stage venture capital funds and private equity fund of funds that use a number of diverse investment strategies. The partnerships have limited lives of at least 10 years, after which liquidating distributions will be received. Prior to the end of each partnership's life, the investment cannot be redeemed with the partnership; however, the interest may be sold to other parties, subject to the general partner's approval. The Master Trust has unfunded commitments of $63 million that may be required during the lives of the partnerships. Fair value is based on an ownership interest in partners' capital to which a proportionate share of net assets is attributed.

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

In 2018, insurance contracts, classified as Level 3, represent an investment in an immediate participation guaranteed group annuity contract. The fair value is based on contract value, which represents cost plus interest income less distributions for benefit payments and administrative expenses. In 2019, obligations underlying the guaranteed group annuity contract were assumed by the insurance company, with a residual amount remaining in the general account of the insurer that will be paid into the master trust or distributed to participants.

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

	Percentage of plan assets		Target Asset Allocation
	2019	2018	2019
Asset Class
U.S. Equity securities	45%	40%	45%
Debt securities (a)	52%	56%	50%
Cash and cash equivalents (b)	3%	4%	5%
Total	100%	100%	100%

(a)	Includes commingled debt funds and debt securities.

(b)	Includes money market funds.

LKE's other postretirement benefit plan is invested primarily in a 401(h) account, as disclosed in the PPL Services Corporation Master Trust, with insignificant amounts invested in money market funds within VEBA trusts for liquidity.

The fair value of assets in the U.S. other postretirement benefit plans by asset class and level within the fair value hierarchy was:

	December 31, 2019				December 31, 2018
		Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds	$6	$6	$—	$—	$6	$6	$—	$—
U.S. Equity securities:
Large-cap equity fund measure at NAV (a)	89	—	—	—	69	—	—	—
Commingled debt fund measured at NAV (a)	68	—	—	—	68	—	—	—
Debt securities:
Corporate bonds	35	—	35	—	28	—	28	—
Total VEBA trust assets, at fair value	198	$6	$35	$—	171	$6	$28	$—
Receivables and payables, net (b)	—				1
401(h) account assets	142				129
Total other postretirement benefit plan assets	$340				$301

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

The asset allocation and target allocation at December 31 of WPD's pension plans are detailed below.

			Target Asset
	Percentage of plan assets		Allocation
	2019	2018	2019
Asset Class
Cash and cash equivalents	2%	2%	—%
Equity securities
U.K.	—%	—%	2%
European (excluding the U.K.)	—%	1%	1%
Asian-Pacific	—%	1%	1%
North American	1%	1%	1%
Emerging markets	—%	1%	1%
Global equities	19%	19%	9%
Global Tactical Asset Allocation	29%	31%	41%
Debt securities (a)	43%	38%	38%
Alternative investments	6%	6%	6%
Total	100%	100%	100%

(a)	Includes commingled debt funds.

The fair value of assets in the U.K. pension plans by asset class and level within the fair value hierarchy was:

	December 31, 2019				December 31, 2018
		Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$154	$154	$—	$—	$147	$147	$—	$—
Equity securities measured at NAV (a) :
U.K. companies	22	—	—	—	27	—	—	—
European companies (excluding the U.K.)	54	—	—	—	76	—	—	—
Asian-Pacific companies	35	—	—	—	49	—	—	—
North American companies	74	—	—	—	105	—	—	—
Emerging markets companies	32	—	—	—	44	—	—	—
Global Equities	1,684	—	—	—	1,465	—	—	—
Other	2,584	—	—	—	2,437	—	—	—
Debt Securities:
U.K. corporate bonds	5	—	5	—	4	—	4	—
U.K. gilts	3,819	—	3,819	—	2,933	—	2,933	—
Alternative investments:
Real estate measured at NAV (a)	519	—	—	—	485	—	—	—
Fair value - U.K. pension plans	8,982	$154	$3,824	$—	7,772	$147	$2,937	$—
Receivables and payables, net (b)	(37)				29
Total U.K. pension assets	$8,945				$7,801

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

Expected Cash Flows - U.S. Defined Benefit Plans (PPL)

While PPL's U.S. defined benefit pension plans have the option to utilize available prior year credit balances to meet current and future contribution requirements, PPL contributed $52 million to its U.S. pension plans in January 2020. No additional contributions are expected in 2020.

PPL sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets. PPL expects to make approximately $9 million of benefit payments under these plans in 2020.

PPL is not required to make contributions to its other postretirement benefit plans but has historically funded these plans in amounts equal to the postretirement benefit costs recognized. Continuation of this past practice would cause PPL to contribute $14 million to its other postretirement benefit plans in 2020.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans and the following federal subsidy payments are expected to be received by PPL.

		Other Postretirement
	Pension	Benefit Payment	Expected Federal Subsidy
2020	$271	$50	$1
2021	267	48	1
2022	266	47	—
2023	264	46	—
2024	265	44	—
2025-2029	1,278	200	1

(LKE)

Effective January 1, 2020, the LKE and LG&E defined benefit pension plans were merged into a combined defined benefit pension plan. The following disclosures relate to the new combined LKE plan.

While LKE's defined benefit pension plan has the option to utilize available prior year credit balances to meet current and future contribution requirements, LKE contributed $22 million to its pension plan in January 2020. No additional contributions are expected in 2020.

LKE sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets. LKE expects to make $5 million of benefit payments under these plans in 2020.

LKE is not required to make contributions to its other postretirement benefit plan but has historically funded this plan in amounts equal to the postretirement benefit costs recognized. Continuation of this past practice would cause LKE to contribute a projected $14 million to its other postretirement benefit plan in 2020.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans and the following federal subsidy payments are expected to be received by LKE.

		Other Postretirement
	Pension	Benefit Payment	Expected Federal Subsidy
2020	$114	$14	$1
2021	115	15	—
2022	115	15	—
2023	113	15	—
2024	115	15	—
2025-2029	545	72	1

Expected Cash Flows - U.K. Pension Plans (PPL)

The pension plans of WPD are subject to formal actuarial valuations every three years, which are used to determine funding requirements. Contribution requirements were evaluated in accordance with the valuation performed as of March 31, 2016. WPD expects to make contributions of approximately $273 million in 2020. WPD is currently permitted to recover in current revenues approximately 78% of its pension funding requirements for its primary pension plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans.

Pension
2020	$353
2021	351
2022	356
2023	359
2024	364
2025-2029	1,826

Savings Plans (All Registrants)

Substantially all employees of PPL's subsidiaries are eligible to participate in deferred savings plans (401(k)s). Employer contributions to the plans were:

	2019	2018	2017
PPL	$42	$40	$36
PPL Electric	6	6	6
LKE	21	20	18
LG&E	6	6	5
KU	5	5	4

12. Jointly Owned Facilities

(PPL, LKE, LG&E and KU)

At December 31, 2019 and 2018, the Balance Sheets reflect the owned interests in the generating plants listed below.

	Ownership Interest	Electric Plant	Accumulated Depreciation	Construction Work in Progress
PPL and LKE
December 31, 2019
Trimble County Unit 1	75.00%	$440	$54	$2
Trimble County Unit 2	75.00%	1,278	203	134

	Ownership Interest	Electric Plant	Accumulated Depreciation	Construction Work in Progress

December 31, 2018
Trimble County Unit 1	75.00%	$427	$77	$—
Trimble County Unit 2	75.00%	1,063	199	293

LG&E
December 31, 2019
E.W. Brown Units 6-7	38.00%	$45	$20	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	52	20	—
Trimble County Unit 1	75.00%	440	54	2
Trimble County Unit 2	14.25%	340	43	69
Trimble County Units 5-6	29.00%	32	12	—
Trimble County Units 7-10	37.00%	78	27	—
Cane Run Unit 7	22.00%	119	13	—
E.W. Brown Solar Unit	39.00%	10	2	—
Solar Share	44.00%	1	—	—

December 31, 2018
E.W. Brown Units 6-7	38.00%	$41	$20	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	51	17	—
Trimble County Unit 1	75.00%	427	77	—
Trimble County Unit 2	14.25%	226	39	152
Trimble County Units 5-6	29.00%	32	11	—
Trimble County Units 7-10	37.00%	77	24	—
Cane Run Unit 7	22.00%	119	9	—
E.W. Brown Solar Unit	39.00%	10	1	—

KU
December 31, 2019
E.W. Brown Units 6-7	62.00%	$75	$32	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	46	14	—
Trimble County Unit 2	60.75%	938	160	65
Trimble County Units 5-6	71.00%	76	29	—
Trimble County Units 7-10	63.00%	128	46	—
Cane Run Unit 7	78.00%	429	49	1
E.W. Brown Solar Unit	61.00%	16	2	—
Solar Share	56.00%	2	—	—

December 31, 2018
E.W. Brown Units 6-7	62.00%	$66	$31	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	46	15	—
Trimble County Unit 2	60.75%	837	160	141
Trimble County Units 5-6	71.00%	76	25	—
Trimble County Units 7-10	63.00%	129	41	—
Cane Run Unit 7	78.00%	428	36	—
E.W. Brown Solar Unit	61.00%	16	2	—

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

13. Commitments and Contingencies

Energy Purchase Commitments (PPL, LKE, LG&E and KU)

LG&E and KU enter into purchase contracts to supply the coal and natural gas requirements for generation facilities and LG&E's retail natural gas supply operations. These contracts include the following commitments:

Contract Type	Maximum Maturity Date
Natural Gas Fuel	2022
Natural Gas Retail Supply	2021
Coal	2024
Coal Transportation and Fleeting Services	2027
Natural Gas Transportation	2026

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

	LG&E	KU	Total
2020	$21	$10	$31
2021	21	10	31
2022	21	10	31
2023	21	10	31
2024	22	9	31
Thereafter	276	123	399
Total	$382	$172	$554

LG&E and KU had total energy purchases under the OVEC power purchase agreement for the years ended December 31 as follows:

	2019	2018	2017
LG&E	$15	$14	$14
KU	7	6	6
Total	$22	$20	$20

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

Talen Montana, LLC v. PPL Corporation et al.

On October 29, 2018, Talen Montana filed a complaint against PPL and certain of its affiliates and current and former officers and directors in the First Judicial District of the State of Montana, Lewis & Clark County (Talen Direct Action). Talen Montana alleges that in November 2014, PPL and certain officers and directors improperly distributed to PPL's subsidiaries $733 million of the proceeds from the sale of Talen Montana's (then PPL Montana's) hydroelectric generating facilities, rendering PPL Montana insolvent. The complaint includes claims for, among other things, breach of fiduciary duty; aiding and abetting breach of fiduciary duty; breach of an LLC agreement; breach of the implied duty of good faith and fair dealing; tortious interference; negligent misrepresentation; and constructive fraud. Talen Montana is seeking unspecified damages, including punitive damages, and other relief. In December 2018, PPL moved to dismiss the Talen Direct Action for lack of jurisdiction and, in the alternative, to dismiss because Delaware is the appropriate forum to decide this case. In January 2019, Talen Montana dismissed without prejudice all current and former PPL Corporation directors from the case. The parties engaged in limited jurisdictional discovery, and the Court heard oral argument regarding the PPL parties' motion to dismiss on August 22, 2019. On December 4, 2019, the Court granted PPL's motion to dismiss and on December 26, 2019, a judgment dismissing all claims against all defendants with prejudice was signed by the Court.

Talen Montana Retirement Plan and Talen Energy Marketing, LLC, Individually and on Behalf of All Others Similarly Situated v. PPL Corporation et al.

Also on October 29, 2018, Talen Montana Retirement Plan and Talen Energy Marketing filed a putative class action complaint on behalf of current and contingent creditors of Talen Montana who allegedly suffered harm or allegedly will suffer reasonably foreseeable harm as a result of the November 2014 distribution. The action was filed in the Sixteenth Judicial District of the State of Montana, Rosebud County, against PPL and certain of its affiliates and current and former officers and directors (Talen Putative Class Action). The plaintiffs assert claims for, among other things, fraudulent transfer, both actual and constructive; recovery against subsequent transferees; civil conspiracy; aiding and abetting tortious conduct; and unjust enrichment. They are seeking avoidance of the purportedly fraudulent transfer, unspecified damages, including punitive damages, the imposition of a constructive trust, and other relief. In December 2018, PPL removed the Talen Putative Class Action from the Sixteenth Judicial District of the State of Montana to the United States District Court for the District of Montana, Billings Division (MT Federal Court). In January 2019, the plaintiffs moved to remand the Talen Putative Class Action back to state court, and dismissed without prejudice all current and former PPL Corporation directors from the case. In September 2019, the MT Federal Court granted plaintiffs' motion to remand the case back to state court, and the PPL defendants promptly petitioned the Ninth Circuit Court of Appeals to grant an appeal of the remand decision. On November 21, 2019, the Ninth Circuit Court of Appeals denied that request and on December 30, 2019, Talen Montana Retirement Plan filed a Second Amended Complaint in the Sixteenth Judicial District of the State of Montana, Rosebud County, which removed Talen Energy Marketing, LLC as a plaintiff. On January 31, 2020, PPL defendants filed a motion to dismiss the Second Amended Complaint.

PPL Corporation et al. vs. Riverstone Holdings LLC, Talen Energy Corporation et al.

On November 30, 2018, PPL, certain PPL affiliates, and certain current and former officers and directors (PPL plaintiffs) filed a complaint in the Court of Chancery of the State of Delaware seeking various forms of relief against Riverstone, Talen Energy and certain of their affiliates (Delaware Action). In the complaint, the PPL plaintiffs ask the Delaware Court of Chancery for declaratory and injunctive relief. This includes a declaratory judgment that, under the separation agreement governing the spinoff of PPL Energy Supply, all related claims that arise must be heard in Delaware; that the statute of limitations in Delaware and the spinoff agreement bar these claims at this point; that PPL is not liable for the claims in either the Talen Direct Action or the Talen Putative Class Action as PPL Montana was solvent at all relevant times; and that the separation agreement requires that Talen Energy indemnify PPL for all losses arising from the debts of Talen Montana, among other things. PPL's complaint also seeks damages against Riverstone for interfering with the separation agreement and against Riverstone affiliates for breach of the implied covenant of good faith and fair dealing. The complaint was subsequently amended on January 11, 2019 and March 20, 2019, including to add claims related to indemnification with respect to the Talen Direct Action and the Talen Putative Class Action (together, the Montana Actions), request a declaration that the Montana Actions are time-barred under the spinoff agreements, and allege additional facts to support the tortious interference claim. In April 2019, the defendants filed motions to dismiss the amended complaint. In July 2019, the Court heard oral arguments from the parties regarding the motions to dismiss. On October 23, 2019, the Delaware Court of Chancery returned its opinion on the defendants’ motions to dismiss sustaining all of the PPL plaintiffs' claims except for the claim for breach of implied covenant of good faith and fair dealing. Discovery is underway, however, on January 30, 2020, the defendants filed new motions to dismiss five of the remaining eight claims in the amended complaint; the PPL plaintiffs are preparing their response. A tentative trial date has been scheduled for June 2021.

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

PPL believes that it has meritorious defenses to the claims made in the Talen Putative Class Action and intends to continue to vigorously defend against this action. The Talen Putative Class Action and the Delaware Action are both in early stages of litigation; at this time, PPL cannot predict the outcome of these matters or estimate the range of possible losses, if any, that PPL might incur as a result of the claims, although they could be material.

(PPL, LKE and LG&E)

Cane Run Environmental Claims

In December 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky (U.S. District Court) alleging violations of the Clean Air Act, RCRA, and common law claims of nuisance, trespass and negligence. In July 2014, the U.S. District Court dismissed the RCRA claims and all but one Clean Air Act claim, but declined to dismiss the common law tort claims. In February 2017, the U.S. District Court dismissed PPL as a defendant and dismissed the final federal claim against LG&E, and in April 2017, issued an Order declining to exercise supplemental jurisdiction on the state law claims dismissing the case in its entirety. In June 2017, the plaintiffs filed a class action complaint in Jefferson County, Kentucky Circuit Court, against LG&E alleging state law nuisance, negligence and trespass tort claims. The plaintiffs seek compensatory and punitive damages for alleged property damage due to purported plant emissions on behalf of a class of residents within one to three miles of the plant. On January 8, 2020, the Jefferson Circuit Court issued an order denying the plaintiffs’ request for class certification. On January 14, 2020, the plaintiffs filed a notice of appeal in the Kentucky Court of Appeals. PPL, LKE and LG&E cannot predict the outcome of this matter and an estimate or range of possible losses cannot be determined.

(PPL, LKE and KU)

E.W. Brown Environmental Claims

In July 2017, the Kentucky Waterways Alliance and the Sierra Club filed a citizen suit complaint against KU in the U.S. District Court for the Eastern District of Kentucky (U.S. District Court) alleging discharges at the E.W. Brown plant in violation of the Clean Water Act and the plant's water discharge permit and alleging contamination that may present an imminent and substantial endangerment in violation of the RCRA. The plaintiffs' suit relates to prior notices of intent to file a citizen suit submitted in October and November 2015 and October 2016. These plaintiffs sought injunctive relief ordering KU to take all actions necessary to comply with the Clean Water Act and RCRA, including ceasing the discharges in question, abating effects associated with prior discharges and eliminating the alleged imminent and substantial endangerment. These plaintiffs also sought assessment of civil penalties and an award of litigation costs and attorney fees. In December 2017, the U.S. District Court issued an Order dismissing the Clean Water Act and RCRA complaints against KU in their entirety. In January 2018, the plaintiffs appealed the dismissal Order to the U.S. Court of Appeals for the Sixth Circuit. In September 2018, the U.S. Court of Appeals for the Sixth Circuit issued its ruling affirming the lower court's decision to dismiss the Clean Water Act claims but reversing its dismissal of the RCRA claims against KU and remanding the latter to the U.S. District Court. In October 2018, KU filed a petition for rehearing to the U.S. Court of Appeals for the Sixth Circuit regarding the RCRA claims. In November 2018, the U.S. Court of Appeals for the Sixth Circuit denied KU's petition for rehearing regarding the RCRA claims. In January 2019, KU filed an answer to plaintiffs’ complaint in the U.S. District Court. A trial has been scheduled to begin on October 5, 2020. PPL, LKE and KU cannot predict the outcome of these matters and an estimate or range of possible losses cannot be determined.

KU is undertaking extensive remedial measures at the E.W. Brown plant including closure of the former ash pond, implementation of a groundwater remedial action plan and performance of a corrective action plan including aquatic study of adjacent surface waters and risk assessment. The aquatic study and risk assessment are being undertaken pursuant to a 2017 agreed Order with the Kentucky Energy and Environment Cabinet (KEEC). KU conducted sampling of Herrington Lake in 2017 and 2018. In June 2019, KU submitted to the KEEC the required aquatic study and risk assessment, conducted by an independent third-party consultant, finding that discharges from the E.W. Brown plant have not had any significant impact on Herrington Lake and that the water in the lake is safe for recreational use and meets safe drinking water standards. However, until the KEEC assesses the study and issues any regulatory determinations, PPL, LKE and KU are unable to determine whether additional remedial measures will be required at the E.W. Brown plant.

Air

Sulfuric Acid Mist Emissions (PPL, LKE and LG&E)

In June 2016, the EPA issued a notice of violation under the Clean Air Act alleging that LG&E violated applicable rules relating to sulfuric acid mist emissions at its Mill Creek plant. The notice alleges failure to install proper controls, failure to operate the facility consistent with good air pollution control practice, and causing emissions exceeding applicable requirements or constituting a nuisance or endangerment. LG&E believes it has complied with applicable regulations during the relevant time period. Discussions between the EPA and LG&E are ongoing. The parties have entered into a tolling agreement with respect to this matter through July 31, 2020. The parties are conducting initial negotiations regarding potential settlement of the matter. PPL, LKE and LG&E are unable to predict the outcome of this matter or the potential impact on operations of the Mill Creek plant, including increased capital or operating costs, and potential civil penalties or remedial measures, if any.

Water/Waste

(PPL, LKE, LG&E and KU)

ELGs

In 2015, the EPA finalized ELGs for wastewater discharge permits for new and existing steam electricity generating facilities. These guidelines require deployment of additional control technologies providing physical, chemical and biological treatment and mandate operational changes including "no discharge" requirements for certain wastewaters. The implementation date for individual generating stations was to be determined by the states on a case-by-case basis according to criteria provided by the EPA. Legal challenges to the final rule were consolidated before the U.S. Court of Appeals for the Fifth Circuit. In April 2017, the EPA announced that it would grant petitions for reconsideration of the rule. In September 2017, the EPA issued a proposed rule to postpone the compliance date for certain requirements. The EPA expects to complete its reconsideration of best available technology standards by the fall of 2020. Upon completion of the ongoing regulatory proceedings, the rule will be implemented by the states in the course of their normal permitting activities. LG&E and KU are developing compliance strategies and schedules. PPL, LKE, LG&E and KU are unable to predict the outcome of the EPA's pending reconsideration of the rule or fully estimate compliance costs or timing. Additionally, certain aspects of these compliance plans and estimates relate to developments in state water quality standards, which are separate from the ELG rule or its implementation. Costs to comply with ELGs or other discharge limits are expected to be significant. Certain costs are included in the Registrants' capital plans and are subject to rate recovery.

CCRs

In 2015, the EPA issued a final rule governing management of CCRs which include fly ash, bottom ash and sulfur dioxide scrubber wastes. The CCR Rule imposes extensive new requirements for certain CCR impoundments and landfills, including public notifications, location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements, and specifies restrictions relating to the beneficial use of CCRs. Legal challenges to the final rule are pending before the D.C. Circuit Court of Appeals. In July 2018, the EPA issued a final rule extending the deadline for closure of certain impoundments and adopting other substantive changes. In August 2018, the D.C. Circuit Court of Appeals vacated and remanded portions of the CCR Rule. In December 2019, the EPA addressed the deficiencies identified by the court and proposed amendments to change the closure deadline to August 31, 2020, but allow certain extensions. EPA has announced that additional amendments to the rule are planned. PPL, LKE, LG&E and KU are unable to predict the outcome of the ongoing litigation and rulemaking or potential impacts on current LG&E and KU compliance plans. The Registrants are currently finalizing closure plans and schedules.

In January 2017, Kentucky issued a new state rule relating to CCR management, effective May 2017, aimed at reflecting the requirements of the federal CCR rule. As a result of a subsequent legal challenge, in January 2018, the Franklin County, Kentucky Circuit Court issued an opinion invalidating certain procedural elements of the rule. LG&E and KU presently operate their facilities under continuing permits authorized under the former program and do not currently anticipate material impacts as a result of the judicial ruling. The Kentucky Energy and Environmental Cabinet has announced it intends to propose new state rules aimed at addressing procedural deficiencies identified by the court and providing the regulatory framework necessary for operation of the state program in lieu of the federal CCR Rule. Associated costs are expected to be subject to rate recovery.

LG&E and KU received KPSC approval for a compliance plan providing for the closure of impoundments at the Mill Creek, Trimble County, E.W. Brown, and Ghent stations, and construction of process water management facilities at those plants. In addition to the foregoing measures required for compliance with the federal CCR rule, KU also received KPSC approval for its plans to close impoundments at the retired Green River, Pineville and Tyrone plants to comply with applicable state law. Since 2017, LG&E and KU have commenced closure of many of the subject impoundments and have completed closure of some of their smaller impoundments. LG&E and KU expect to commence closure of the remaining impoundments no later than August 2020. LG&E and KU generally expect to complete impoundment closures within five years of commencement, although a longer period may be required to complete closure of some facilities. Associated costs are expected to be subject to rate recovery.

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

(All Registrants)

Superfund and Other Remediation

PPL Electric, LG&E and KU are potentially responsible for investigating and remediating contamination under the federal Superfund program and similar state programs. Actions are under way at certain sites including former coal gas manufacturing plants in Pennsylvania and Kentucky previously owned or operated by, or currently owned by predecessors or affiliates of, PPL Electric, LG&E and KU. PPL Electric is potentially responsible for a share of clean-up costs at certain sites including the Columbia Gas Plant site and the Brodhead site. Cleanup actions have been or are being undertaken at all of these sites, the costs of which have not been and are not expected to be significant to PPL Electric.

As of December 31, 2019 and December 31, 2018, PPL Electric had a recorded liability of $10 million and $11 million representing its best estimate of the probable loss incurred to remediate the sites identified above. Depending on the outcome of investigations at identified sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred. PPL Electric, LG&E and KU lack sufficient information about such additional sites to estimate any potential liability or range of reasonably possible losses, if any, related to these sites. Such costs, however, are not expected to be significant.

The EPA is evaluating the risks associated with polycyclic aromatic hydrocarbons and naphthalene, chemical by-products of coal gas manufacturing. As a result, individual states may establish stricter standards for water quality and soil cleanup, that could require several PPL subsidiaries to take more extensive assessment and remedial actions at former coal gas manufacturing plants. PPL, PPL Electric, LKE, LG&E and KU cannot estimate a range of possible losses, if any, related to these matters.

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

(All Registrants)

The table below details guarantees provided as of December 31, 2019. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities," for which PPL has a total recorded liability of $5 million at December 31, 2019 and $6 million at December 31, 2018. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at December 31, 2019		Expiration Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$10	(b)	2021
WPD guarantee of pension and other obligations of unconsolidated entities	83	(c)
PPL Electric
Guarantee of inventory value	26	(d)	2020
LKE
Indemnification of lease termination and other divestitures	200	(e)	2021
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(f)

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

(c)
Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At December 31, 2019, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.

(d)
A third party logistics firm provides inventory procurement and fulfillment services. The logistics firm currently has title to the inventory, however, upon termination of the contracts, PPL Electric has guaranteed to purchase any remaining inventory that has not been used or sold. In December 2019, PPL Electric declared its intent to terminate the firm’s inventory procurement and fulfillment services effective March 2020. This guarantee has an estimated exposure of $26 million, which PPL Electric will assume subsequent to the termination date. In accordance with the agreement termination terms, PPL Electric has an obligation to purchase any remaining inventory within 90 days from termination date.

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

(f)
Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. LKE's proportionate share of OVEC's outstanding debt was $110 million at December 31, 2019, consisting of LG&E's share of $76 million and KU's share of $34 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" above for additional information on the OVEC power purchase contract.

In March 2018, a sponsor with a 4.85% pro-rata share of OVEC obligations filed for bankruptcy under Chapter 11 and, in August 2018, received a rejection order for the OVEC power purchase contract in the bankruptcy proceeding. In October 2019, the bankruptcy court issued an order confirming the sponsor's proposed reorganization plan. OVEC and other entities are challenging the contract rejection, the bankruptcy plan confirmation and potential FERC approval of the plan in various forums, and, in December 2019, an appellate court remanded the contract rejection issue for further proceedings. The plan's effective date remains subject to certain conditions precedent, including FERC regulatory approval, and relevant aspects of the contract rejection and the plan subject to on-going appellate, bankruptcy and regulatory proceedings. OVEC and certain of its sponsors, including LG&E and KU, are analyzing certain potential additional credit support actions to preserve OVEC's access to credit markets or mitigate risks or adverse impacts relating thereto, including increased interest costs, establishing or continuing debt reserve accounts or other changes involving OVEC's existing short and long-term debt. The ultimate outcome of these matters, including the sponsor bankruptcy and related appellate or regulatory proceedings, OVEC structural or financial steps relating thereto and any other potential impact on LG&E's and KU's obligations relating to OVEC under the power purchase contract cannot be predicted.

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

	2019	2018	2017
PPL Electric from PPL Services	$59	$59	$182
LKE from PPL Services	28	26	20
PPL Electric from PPL EU Services	152	148	64
LG&E from LKS	160	151	169
KU from LKS	178	169	190

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

Intercompany Borrowings

(PPL Electric)

PPL Energy Funding maintains a $650 million revolving line of credit with a PPL Electric subsidiary. No balance was outstanding at December 31, 2019 and 2018. The interest rates on borrowings are equal to one-month LIBOR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the Income Statements.

(LKE)

LKE maintains a $375 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. The interest rates on borrowings are equal to one-month LIBOR plus a spread. At December 31, 2019 and 2018, $150 million and $113 million were outstanding and reflected in "Notes payable with affiliates" on the Balance Sheets. The interest rate on the outstanding borrowings at December 31, 2019 and 2018 were 3.20% and 3.85%. Interest expense on the revolving line of credit was not significant for 2019, 2018 or 2017.

LKE maintains an agreement with a PPL affiliate that has a $300 million borrowing limit whereby LKE can loan funds on a short-term basis at market-based rates. No balance was outstanding at December 31, 2019 and 2018. The interest rate on the loan based on the PPL affiliates credit rating is currently equal to one-month LIBOR plus a spread.

LKE maintains ten-year notes of $400 million and $250 million with a PPL affiliate with interest rates of 3.5% and 4%. At December 31, 2019 and 2018, the notes were reflected in "Long-term debt to affiliate" on the Balance Sheets. Interest expense on the $400 million note was $14 million for 2019, 2018 and 2017. Interest Expense on the $250 million note was $10 million for 2019 and $7 million for 2018.

(LG&E)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $500 million at an interest rate based on a market index of commercial paper issues. No balances were outstanding at December 31, 2019 and 2018.

(KU)

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to $500 million at an interest rate based on a market index of commercial paper issues. No balances were outstanding at December 31, 2019 and 2018.

VEBA Funds Receivable (PPL Electric)

In May 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay medical claims of active bargaining unit employees. Based on PPL Electric's participation in PPL’s Other Postretirement Benefit plan, PPL Electric was allocated a portion of the excess funds from PPL Services. These funds have been recorded as an intercompany receivable on the Balance Sheets. The receivable balance decreases as PPL Electric pays incurred medical claims and is reimbursed by PPL Services. The intercompany receivable balance associated with these funds was $32 million as of December 31, 2019, of which $10 million was reflected in "Accounts receivable from affiliates" and $22 million was reflected in "Other noncurrent assets" on the Balance Sheets.

Other (PPL Electric, LKE, LG&E and KU)

See Note 1 for discussions regarding the intercompany tax sharing agreement (for PPL Electric, LKE, LG&E and KU) and intercompany allocations of stock-based compensation expense (for PPL Electric and LKE). For PPL Electric, LG&E and KU, see Note 11 for discussions regarding intercompany allocations associated with defined benefits.

15. Other Income (Expense) - net

(PPL)

The components of "Other Income (Expense) - net" for the years ended December 31, were:

	2019	2018	2017
Other Income
Economic foreign currency exchange contracts (Note 17)	$(14)	$150	$(261)
Defined benefit plans - non-service credits (Note 11)	316	257	167
Interest income	16	6	2
AFUDC - equity component	23	21	16
Miscellaneous	7	6	17
Total Other Income	348	440	(59)
Other Expense
Charitable contributions	17	24	8
Miscellaneous	22	20	21
Total Other Expense	39	44	29
Other Income (Expense) - net	$309	$396	$(88)

(PPL Electric)

The components of "Other Income (Expense) - net" for the years ended December 31, were:

	2019	2018	2017
Other Income
Defined benefit plans - non-service credits (Note 11)	$4	$5	$1
Interest income	2	2	1
AFUDC - equity component	23	20	15
Total Other Income	29	27	17
Other Expense
Charitable contributions	3	3	2
Miscellaneous	1	1	3
Total Other Expense	4	4	5
Other Income (Expense) - net	$25	$23	$12

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	December 31, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$815	$815	$—	$—	$621	$621	$—	$—
Restricted cash and cash equivalents (a)	21	21	—	—	22	22	—	—
Special use funds (a):
Money market fund	—	—	—	—	59	59	—	—
Commingled debt fund measured at NAV (b)	29	—	—	—	—	—	—	—
Commingled equity fund measured at NAV (b)	27	—	—	—	—	—	—	—
Total special use funds	56	—	—	—	59	59	—	—
Price risk management assets (c):
Foreign currency contracts	142	—	142	—	202	—	202	—
Cross-currency swaps	154	—	154	—	135	—	135	—
Total price risk management assets	296	—	296	—	337	—	337	—
Total assets	$1,188	$836	$296	$—	$1,039	$702	$337	$—

Liabilities
Price risk management liabilities (c):
Interest rate swaps	$21	$—	$21	$—	$20	$—	$20	$—
Foreign currency contracts	5	—	5	—	2	—	2	—
Total price risk management liabilities	$26	$—	$26	$—	$22	$—	$22	$—

PPL Electric
Assets
Cash and cash equivalents	$262	$262	$—	$—	$267	$267	$—	$—
Restricted cash and cash equivalents (a)	2	2	—	—	2	2	—	—
Total assets	$264	$264	$—	$—	$269	$269	$—	$—

LKE
Assets
Cash and cash equivalents	$27	$27	$—	$—	$24	$24	$—	$—
Total assets	$27	$27	$—	$—	$24	$24	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$21	$—	$21	$—	$20	$—	$20	$—
Total price risk management liabilities	$21	$—	$21	$—	$20	$—	$20	$—

LG&E
Assets
Cash and cash equivalents	$15	$15	$—	$—	$10	$10	$—	$—
Total assets	$15	$15	$—	$—	$10	$10	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$21	$—	$21	$—	$20	$—	$20	$—
Total price risk management liabilities	$21	$—	$21	$—	$20	$—	$20	$—

	December 31, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
KU
Assets
Cash and cash equivalents	$12	$12	$—	$—	$14	$14	$—	$—
Total assets	$12	$12	$—	$—	$14	$14	$—	$—

(a)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

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

Special Use Funds

(PPL)

The special use funds are investments restricted for paying active union employee medical costs. In May 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA to be used to pay medical claims of active bargaining unit employees. In 2019, the funds are invested primarily in commingled debt and equity funds measured at NAV. The funds are classified as investments in equity securities. Changes in the fair value of the funds are recorded to the Statement of Income. In 2018, the funds were invested in money market funds.

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

	December 31, 2019		December 31, 2018
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$21,893	$25,481	$20,599	$22,939
PPL Electric	3,985	4,589	3,694	3,901
LKE	6,002	6,766	5,502	5,768
LG&E	2,005	2,278	1,809	1,874
KU	2,623	3,003	2,321	2,451

(a)	Amounts are net of debt issuance costs.

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

Volumetric Risk

Volumetric risk is the risk related to the changes in volume of retail sales due to weather, economic conditions or other factors. PPL is exposed to volumetric risk through its subsidiaries as described below.

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

PPL is exposed to credit risk from "in-the-money" transactions with counterparties, as well as additional credit risk through certain of its subsidiaries, as discussed below.

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

PPL had a $14 million and $40 million obligation to return cash collateral under master netting arrangements at December 31, 2019 and 2018.

PPL had no obligation to post cash collateral under master netting arrangements at December 31, 2019 and 2018.

LKE, LG&E and KU had no obligation to return cash collateral under master netting arrangements at December 31, 2019 and 2018.

LKE, LG&E and KU had no cash collateral posted under master netting arrangements at December 31, 2019 and 2018.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL had no such contracts at December 31, 2019.

At December 31, 2019, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $702 million that range in maturity from 2021 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For 2019 and 2018, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges and had an insignificant amount of cash flow hedges reclassified into earnings associated with discontinued cash flow hedges in 2017.

At December 31, 2019, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At December 31, 2019, LG&E held contracts with a notional amount of $147 million that range in maturity through 2033.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. There were no contracts outstanding at December 31, 2019.

At December 31, 2019 and 2018, PPL had $32 million and $31 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings. At December 31, 2019, the total exposure hedged by PPL was approximately £859 million (approximately $1.3 billion based on contracted rates). These contracts have termination dates ranging from January 2020 through December 2020.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts for PPL and PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 7 for amounts recorded in regulatory assets and regulatory liabilities at December 31, 2019 and 2018.

See Note 1 for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets:

	December 31, 2019				December 31, 2018
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$—	$—	$—	$4	$—	$—	$—	$4
Cross-currency swaps (b)	5	—	—	—	6	—	—	—
Foreign currency contracts	—	—	142	5	—	—	103	2
Total current	5	—	142	9	6	—	103	6
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	—	—	—	17	—	—	—	16
Cross-currency swaps (b)	149	—	—	—	129	—	—	—
Foreign currency contracts	—	—	—	—	—	—	99	—
Total noncurrent	149	—	—	17	129	—	99	16
Total derivatives	$154	$—	$142	$26	$135	$—	$202	$22

(a)
Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities:

Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income
2019
Cash Flow Hedges:
Interest rate swaps	$(30)	Interest Expense	$(9)
Cross-currency swaps	17	Other Income (Expense) - net	(9)
Total	$(13)		$(18)
Net Investment Hedges:
Foreign currency contracts	$2

2018
Cash Flow Hedges:
Interest rate swaps	$4	Interest Expense	$(8)
Cross-currency swaps	41	Other Income (Expense) - net	42
		Interest Expense	1
Total	$45		$35
Net Investment Hedges:
Foreign currency contracts	$11

2017
Cash Flow Hedges:
Interest rate swaps	$—	Interest Expense	$(9)
Cross-currency swaps	(98)	Other Income (Expense) - net	(82)
Total	$(98)		$(91)
Net Investment Hedges:
Foreign currency contracts	$1

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2019	2018	2017
Foreign currency contracts	Other Income (Expense) - net	$(14)	$150	$(261)
Interest rate swaps	Interest Expense	(5)	(5)	(6)
	Total	$(19)	$145	$(267)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	2019	2018	2017
Interest rate swaps	Regulatory assets - noncurrent	$(1)	$6	$5

The following table presents the effect of cash flow hedge activity on the Statement of Income for the year ended December 31, 2019:

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Interest Expense	Other Income (Expense) - net

Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$994	$309
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(9)	—
Cross-currency swaps:
Hedged items	—	9
Amount of gain (loss) reclassified from AOCI to income	—	(9)

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments:

	December 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$4	$—	$4
Total current	—	4	—	4
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	17	—	16
Total noncurrent	—	17	—	16
Total derivatives	$—	$21	$—	$20

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets:

Derivative Instruments	Location of Gain (Loss)	2019	2018	2017
Interest rate swaps	Interest Expense	$(5)	$(5)	$(6)

Derivative Instruments	Location of Gain (Loss)	2019	2018	2017
Interest rate swaps	Regulatory assets - noncurrent	$(1)	$6	$5

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2019
Treasury Derivatives
PPL	$296	$5	$14	$277	$26	$5	$—	$21
LKE	—	—	—	—	21	—	—	21
LG&E	—	—	—	—	21	—	—	21

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2018
Treasury Derivatives
PPL	$337	$2	$40	$295	$22	$2	$—	$20
LKE	—	—	—	—	20	—	—	20
LG&E	—	—	—	—	20	—	—	20

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

(PPL, LKE and LG&E)

At December 31, 2019, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

	PPL	LKE	LG&E
Aggregate fair value of derivative instruments in a net liability position with credit risk-related contingent features	$3	$3	$3
Aggregate fair value of collateral posted on these derivative instruments	—	—	—
Aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade (a)	3	3	3

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

18. Goodwill and Other Intangible Assets

Goodwill

(PPL)

The changes in the carrying amount of goodwill by segment were:

	U.K. Regulated		Kentucky Regulated		Corporate and Other		Total

	2019	2018	2019	2018	2019	2018	2019	2018
Balance at beginning of period (a)	$2,447	$2,596	$662	$662	$53	$—	$3,162	$3,258
Effect of foreign currency exchange rates	34	(149)	—	—	—	—	34	(149)
Goodwill recognized during the period (b)	—	—	—	—	—	53	—	53
Other	2	—	—	—	—	—	2	—
Balance at end of period (a)	$2,483	$2,447	$662	$662	$53	$53	$3,198	$3,162

(a)	There were no accumulated impairment losses related to goodwill.

(b)	Recognized as a result of the acquisition of Safari Energy.

Other Intangible Assets

(PPL)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Contracts (a)	$136	$84	$137	$75
Land rights and easements	440	135	418	128
Licenses and other	22	3	21	1
Total subject to amortization	598	222	576	204

Not subject to amortization due to indefinite life:
Land rights and easements	361	—	339	—
Other	6	—	6	—
Total not subject to amortization due to indefinite life	367	—	345	—
Total	$965	$222	$921	$204

(a)
Gross carrying amount in 2019 and 2018 includes the fair value at the acquisition date of the OVEC power purchase contract with terms favorable to market recognized as a result of the 2010 acquisition of LKE by PPL.

Current intangible assets are included in "Other current assets" and long-term intangible assets are included in "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:
	2019	2018	2017
Intangible assets with no regulatory offset	$9	$7	$6
Intangible assets with regulatory offset	9	8	9
Total	$18	$15	$15

Amortization expense for each of the next five years is estimated to be:

	2020	2021	2022	2023	2024
Intangible assets with no regulatory offset	$9	$9	$9	$9	$9
Intangible assets with regulatory offset	8	8	8	8	8
Total	$17	$17	$17	$17	$17

(PPL Electric)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$370	$125	$363	$121
Licenses and other	3	1	2	1
Total subject to amortization	373	126	365	122

Not subject to amortization due to indefinite life:
Land rights and easements	17	—	17	—
Total	$390	$126	$382	$122

Intangible assets are shown as "Intangibles" on the Balance Sheets.

Amortization expense was insignificant in 2019, 2018 and 2017 and is expected to be insignificant in future years.

(LKE)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$22	$4	$21	$3
OVEC power purchase agreement (a)	125	74	126	66
Total subject to amortization	$147	$78	$147	$69

(a)
Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 7 for additional information.

Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2019	2018	2017
Intangible assets with regulatory offset	$9	$8	$9

Amortization expense for each of the next five years is estimated to be:

	2020	2021	2022	2023	2024
Intangible assets with regulatory offset	$8	$8	$8	$8	$8

(LG&E)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$7	$1	$7	$1
OVEC power purchase agreement (a)	86	51	87	46
Total subject to amortization	$93	$52	$94	$47

(a)
Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 7 for additional information.

Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2019	2018	2017
Intangible assets with regulatory offset	$6	$6	$6

Amortization expense for each of the next five years is estimated to be:

	2020	2021	2022	2023	2024
Intangible assets with regulatory offset	$6	$6	$6	$6	$6

(KU)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$15	$3	$14	$2
OVEC power purchase agreement (a)	39	23	39	20
Total subject to amortization	$54	$26	$53	$22

(a)
Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 7 for additional information.

Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2019	2018	2017
Intangible assets with regulatory offset	$3	$2	$3

Amortization expense for each of the next five years is estimated to be:

	2020	2021	2022	2023	2024
Intangible assets with regulatory offset	$2	$2	$2	$2	$2

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

(PPL, LKE, LG&E and KU)

PPL's LKE's, LG&E's and KU's ARO liabilities are primarily related to CCR closure costs. See Note 13 for information on the CCR rule. LG&E also has AROs related to natural gas mains and wells. LG&E's and KU's transmission and distribution lines largely operate under perpetual property easement agreements, which do not generally require restoration upon removal of the property. Therefore, no material AROs are recorded for transmission and distribution assets. For LKE, LG&E and KU, all ARO accretion and depreciation expenses are reclassified as a regulatory asset. For other AROs, at the time of retirement, the related ARO regulatory asset is offset against the associated cost of removal regulatory liability, PP&E and ARO liability.

The changes in the carrying amounts of AROs were as follows:

	PPL		LKE		LG&E		KU
	2019	2018	2019	2018	2019	2018	2019	2018
ARO at beginning of period	$347	$397	$296	$356	$103	$121	$193	$235
Accretion	19	20	17	18	6	6	11	12
Obligations incurred	—	8	—	8	—	—	—	8
Changes in estimated timing or cost	12	(3)	(2)	(14)	(2)	(2)	—	(12)
Effect of foreign currency exchange rates	—	(3)	—	—	—	—	—	—
Obligations settled	(96)	(72)	(96)	(72)	(34)	(22)	(62)	(50)
ARO at end of period	$282	$347	$215	$296	$73	$103	$142	$193

20. Accumulated Other Comprehensive Income (Loss)

(PPL and LKE)

The after-tax changes in AOCI by component for the years ended December 31 were as follows:

				Defined benefit plans
	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives	Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
December 31, 2016	$(1,627)	$(7)	$(1)	$(8)	$(2,135)	$(3,778)
Amounts arising during the year	538	(79)	—	—	(308)	151
Reclassifications from AOCI	—	73	1	1	130	205
Net OCI during the year	538	(6)	1	1	(178)	356
December 31, 2017	$(1,089)	$(13)	$—	$(7)	$(2,313)	$(3,422)

				Defined benefit plans
	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives	Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total

Amounts arising during the year	(444)	36	—	(11)	(187)	(606)
Reclassifications from AOCI	—	(29)	—	2	142	115
Net OCI during the year	(444)	7	—	(9)	(45)	(491)
Adoption of reclassification of certain tax effects from AOCI guidance cumulative effect adjustment (Note 1)	—	(1)	—	(3)	(47)	(51)
December 31, 2018	$(1,533)	$(7)	$—	$(19)	$(2,405)	$(3,964)

Amounts arising during the year	108	(11)	—	(1)	(592)	(496)
Reclassifications from AOCI	—	13	—	2	87	102
Net OCI during the year	108	2	—	1	(505)	(394)
December 31, 2019	$(1,425)	$(5)	$—	$(18)	$(2,910)	$(4,358)

LKE
December 31, 2016			$(1)	$(8)	$(61)	$(70)
Amounts arising during the year			—	(2)	(23)	(25)
Reclassifications from AOCI			1	1	5	7
Net OCI during the year			1	(1)	(18)	(18)
December 31, 2017			$—	$(9)	$(79)	$(88)

Amounts arising during the year			—	—	7	7
Reclassifications from AOCI			—	2	8	10
Net OCI during the year			—	2	15	17
Adoption of reclassification of certain tax effects from AOCI guidance cumulative effect adjustment (Note 1)			—	(2)	(16)	(18)
December 31, 2018			$—	$(9)	$(80)	$(89)

Amounts arising during the year			—	(1)	(6)	(7)
Reclassifications from AOCI			—	1	2	3
Net OCI during the year			—	—	(4)	(4)
December 31, 2019			$—	$(9)	$(84)	$(93)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the years ended December 31, 2019, 2018 and 2017. LKE amounts are insignificant for the years ended December 31, 2019, 2018 and 2017. The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income; rather, they are included in the computation of net periodic defined benefit costs (credits) and subject to capitalization. See Note 11 for additional information.

	PPL
Details about AOCI	2019	2018	2017	Affected Line Item on the Statements of Income
Qualifying derivatives
Interest rate swaps	$(9)	$(8)	$(9)	Interest Expense
Cross-currency swaps	(9)	42	(82)	Other Income (Expense) - net
	—	1	—	Interest Expense
Total Pre-tax	(18)	35	(91)
Income Taxes	5	(6)	18
Total After-tax	(13)	29	(73)

Equity Investees' AOCI	—	—	(1)	Other Income (Expense) - net
Total Pre-tax	—	—	(1)
Income Taxes	—	—	—
Total After-tax	—	—	(1)

Defined benefit plans
Prior service costs	(3)	(2)	(2)
Net actuarial loss	(109)	(178)	(167)
Total Pre-tax	(112)	(180)	(169)
Income Taxes	23	36	38
Total After-tax	(89)	(144)	(131)
Total reclassifications during the year	$(102)	$(115)	$(205)

21. New Accounting Guidance Pending Adoption

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

The Registrants adopted the guidance using a modified retrospective through a cumulative-effect adjustment to retained earnings on January 1, 2020. The adoption of this guidance did not have a significant impact on the Registrants.

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

The Registrants adopted this guidance prospectively effective January 1, 2020. The adoption of this guidance did not have a significant impact on the Registrants.

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

The Registrants adopted this guidance on January 1, 2020. The adoption of this guidance did not have a significant impact on the Registrants.

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
(Millions of Dollars)

	2019	2018	2017
Other Income (Expense) - net
Equity in Earnings of Subsidiaries	$477	$470	$397
Interest Income with Affiliate	28	25	14
Total	505	495	411

Interest Expense	30	29	30

Interest Expense with Affiliate	32	28	20

Income Before Income Taxes	443	438	361

Income Tax Expense (Benefit)	(25)	(7)	45

Net Income	$468	$445	$316

Total other comprehensive income (loss)	(4)	17	(18)

Comprehensive Income Attributable to Member	$464	$462	$298

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(Millions of Dollars)

	2019	2018	2017
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$368	$346	$401

Cash Flows from Investing Activities
Capital contributions to affiliated subsidiaries	(93)	(128)	(30)
Net decrease (increase) in notes receivable from affiliates	(44)	(26)	(28)
Net cash provided by (used in) investing activities	(137)	(154)	(58)

Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	14	110	58
Contribution from member	63	—	—
Distribution to member	(308)	(302)	(402)
Net cash provided by (used in) financing activities	(231)	(192)	(344)

Net Increase (Decrease) in Cash and Cash Equivalents	—	—	(1)
Cash and Cash Equivalents at Beginning of Period	—	—	1
Cash and Cash Equivalents at End of Period	$—	$—	$—

Supplemental disclosures of cash flow information:
Cash Dividends Received from Subsidiaries	$411	$402	$418

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
(Millions of Dollars)

	2019	2018
Assets
Current Assets
Accounts receivable from affiliates	$3	$—
Income taxes receivable	3	—
Notes receivable from affiliates	1,105	1,061
Total Current Assets	1,111	1,061

Investments
Affiliated companies at equity	5,577	5,422

Other Noncurrent Assets
Deferred income taxes	314	299

Total Assets	$7,002	$6,782

Liabilities and Equity

Current Liabilities
Notes payable to affiliates	$150	$177
Long-term debt due within one year	475	—
Accounts payable to affiliates	489	487
Taxes	—	11
Other current liabilities	6	6
Total Current Liabilities	1,120	681

Long-term Debt
Long-term debt	249	723
Notes payable to affiliates	691	650
Total Long-term Debt	940	1,373

Deferred Credits and Other Noncurrent Liabilities	—	5

Equity	4,942	4,723

Total Liabilities and Equity	$7,002	$6,782

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

QUARTERLY FINANCIAL AND DIVIDEND DATA (Unaudited)
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)

	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2019
Operating revenues	$2,079	$1,803	$1,933	$1,954
Operating income	781	640	726	693
Net income	466	441	475	364
Net income available to PPL common shareowners: (b)
Basic EPS	0.65	0.61	0.66	0.49
Diluted EPS	0.64	0.60	0.65	0.48

2018
Operating revenues	$2,126	$1,848	$1,872	$1,939
Operating income	851	658	686	657
Net income	452	515	445	415
Net income available to PPL common shareowners: (b)
Basic EPS	0.65	0.74	0.63	0.57
Diluted EPS	0.65	0.73	0.62	0.57

(a)	Quarterly results can vary depending on, among other things, weather. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

(b)	The sum of the quarterly amounts may not equal annual earnings per share due to changes in the number of common shares outstanding during the year or rounding.

QUARTERLY FINANCIAL DATA (Unaudited)
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2019
Operating revenues	$645	$521	$590	$602
Operating income	198	161	193	193
Net income	121	94	118	124

2018
Operating revenues	$639	$517	$548	$573
Operating income	228	133	178	155
Net income	148	75	111	96

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

PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of December 31, 2019, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this annual report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officers and principal financial officers, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework" (2013), our management concluded that our internal control over financial reporting was effective December 31, 2019. The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report contained on page 81.

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

Under the supervision and with the participation of our management, including the principal executive officers and principal financial officers of the companies listed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework" (2013), management of these companies concluded that our internal control over financial reporting was effective as of December 31, 2019. This annual report does not include an attestation report of Deloitte & Touche LLP, the companies' independent registered public accounting firm regarding internal control over financial reporting for these non-accelerated filer companies. The effectiveness of internal control over financial reporting for the aforementioned companies was not subject to attestation by the companies' registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit these companies to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PPL Corporation

Additional information for this item will be set forth in the sections entitled "Nominees for Directors" and "Board Committees - Board Committee Membership" in PPL's 2020 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2019, and which information is incorporated herein by reference. There have been no changes to the procedures by which shareowners may recommend nominees to PPL's board of directors since the filing with the SEC of PPL's 2019 Notice of Annual Meeting and Proxy Statement.

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

Listed below are the executive officers at December 31, 2019.

PPL Corporation

Name	Age	Positions Held During the Past Five Years	Dates
William H. Spence	62	Chairman and Chief Executive Officer	July 2019 - present
		Chairman, President and Chief Executive Officer	April 2012 - June 2019

Joanne H. Raphael	60	Executive Vice President, General Counsel and Corporate Secretary	January 2019 - present
		Senior Vice President, General Counsel and Corporate Secretary	June 2015 - January 2019
		Senior Vice President and Chief External Affairs Officer-PPL Services	October 2012 - May 2015

Vincent Sorgi	48	President and Chief Operating Officer	July 2019 - present
		Executive Vice President and Chief Financial Officer	January 2019 - June 2019
		Senior Vice President and Chief Financial Officer	June 2014 - January 2019

Joseph P. Bergstein, Jr.	49	Senior Vice President and Chief Financial Officer	July 2019 - present
		Vice President-Investor Relations and Corporate Development & Planning	January 2018 - June 2019
		Vice President-Investor Relations and Treasurer	January 2016 - December 2017
		Vice President-Investor Relations and Financial Planning-PPL Services	February 2015 - December 2015
		Vice President-Investor Relations-PPL Services	April 2012 - February 2015

Gregory N. Dudkin (a)	62	President-PPL Electric	March 2012 - present

Paul W. Thompson (a)	62	Chairman of the Board, Chief Executive Officer and President-LKE	March 2018 - present
		President and Chief Operating Officer	January 2017 - March 2018
		Chief Operating Officer	February 2013 - December 2016

Philip Swift (a)	52	Chief Executive-WPD	November 2018 - present
		Operations Director	July 2013 - November 2018

Marlene C. Beers	48	Vice President and Controller	March 2019 - present
		Vice President-Finance and Regulatory Affairs and Controller-PPL Electric	August 2018 - February 2019
		Controller-PPL Electric	February 2016 - July 2018

Tadd J. Henninger	44	Vice President-Finance and Treasurer	July 2019 - present
		Vice President and Treasurer	January 2018 - July 2019
		Assistant Treasurer	December 2015 - December 2017
		Director-Corporate Finance	October 2013 - November 2015

(a)	Designated an executive officer of PPL by virtue of their respective positions at a PPL subsidiary.

ITEM 11. EXECUTIVE COMPENSATION

PPL Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors," "The Board's Role in Risk Oversight" and "Executive Compensation" in PPL's 2020 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2019, and which information is incorporated herein by reference.

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 11 is omitted as PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

PPL Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL's 2020 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2019, and which information is incorporated herein by reference. In addition, provided below in tabular format is information as of December 31, 2019, with respect to compensation plans (including individual compensation arrangements) under which equity securities of PPL are authorized for issuance.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)		Weighted-average exercise price of outstanding options, warrants and rights (3)		Number of securities remaining available for future issuance under equity compensation plans (4)
Equity compensation
plans approved by	56,185	– ICP	$24.37	– ICP	1,541,819	– DDCP
security holders (1)	102,049	– SIP	$26.59	– SIP	10,590,858	– SIP
	1,172,709	– ICPKE	$26.25	– ICPKE	1,742,904	– ICPKE
	1,330,943	– Total	$26.20	– Combined	13,875,581	– Total

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

(3)
Relates to common stock issuable upon the exercise of stock options awarded under the ICP, SIP and ICPKE as of December 31, 2019. In addition, as of December 31, 2019, the following other securities had been awarded and are outstanding under the ICP, SIP, ICPKE and DDCP:  369,827 restricted stock units, 524,632 TSR performance awards and 392,509 ROE performance awards under the SIP; 767,858 restricted stock units 214,759 TSR performance awards and 178,257 ROE performance awards under the ICPKE; and 563,356 stock units under the DDCP.

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

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 12 is omitted as PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PPL Corporation

Information for this item will be set forth in the sections entitled "Transactions with Related Persons" and "Independence of Directors" in PPL's 2020 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2019, and is incorporated herein by reference.

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 13 is omitted as PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PPL Corporation

Information for this item will be set forth in the section entitled "Fees to Independent Auditor for 2019 and 2018" in PPL's 2020 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2019, and which information is incorporated herein by reference.

PPL Electric Utilities Corporation

For the fiscal years ended 2019 and 2018, Deloitte & Touche LLP (Deloitte) served as PPL Electric's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to PPL Electric, for professional services rendered for the audits of PPL Electric's annual financial statements and for fees billed for other services rendered by Deloitte.

	2019	2018
	(in thousands)
Audit fees (a)	$1,308	$1,093
Audit-related fees (b)	16	28
Taxes (c)	—	15

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in PPL Electric's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(b)	Fees for agreed-upon procedures related to annual EPA filings.

(c)	Fees for services related to Puerto Rico hurricane recovery efforts.

LG&E and KU Energy LLC

For the fiscal years ended 2019 and 2018, Deloitte served as LKE's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to LKE, for professional services rendered for the audits of LKE's annual financial statements and for fees billed for other services rendered by Deloitte.

	2019	2018
	(in thousands)
Audit fees (a)	$1,973	$1,761
Audit-related fees (b)	—	18

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in LKE's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(b)	Includes fees for agreed-upon procedures related to Kentucky Energy and Environment Cabinet forms.

Louisville Gas and Electric Company

For the fiscal years ended 2019 and 2018, Deloitte served as LG&E's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to LG&E, for professional services rendered for the audits of LG&E's annual financial statements and for fees billed for other services rendered by Deloitte.

	2019	2018
	(in thousands)
Audit fees (a)	$935	$870
Audit-related fees (b)	—	9

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in LG&E's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(b)	Includes fees for agreed-upon procedures related to Kentucky Energy and Environment Cabinet forms.

Kentucky Utilities Company

For the fiscal years ended 2019 and 2018, Deloitte served as KU's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to KU, for professional services rendered for the audits of KU's annual financial statements and for fees billed for other services rendered by Deloitte.

	2019	2018
	(in thousands)
Audit fees (a)	$1,021	$875
Audit-related fees (b)	—	9

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in KU's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(b)	Includes fees for agreed-upon procedures related to Kentucky Energy and Environment Cabinet forms.

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

The Audit Committee of PPL approved 100% of the 2019 and 2018 services provided by Deloitte.

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

SHAREOWNER AND INVESTOR INFORMATION

Annual Meeting: The 2020 annual meeting of shareowners of PPL will be held on Wednesday, May 13, 2020, at the PPL Center, 701 Hamilton St., Allentown, PA 18101.

Proxy Statement Material: A proxy statement and notice of PPL's annual meeting will be provided to all shareowners who are holders of record as of February 28, 2020. The latest proxy statement can be accessed at www.pplweb.com/PPLCorpProxy.

PPL Annual Report: The report will be published in the beginning of April and will be provided to all shareowners who are holders of record as of February 28, 2020. The latest annual report can be accessed at www.pplweb.com/PPLCorpProxy.

Dividends: Subject to the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee, dividends are paid on the first business day of April, July, October and January. The 2020 record dates for dividends are expected to be March 10, June 10, September 10 and December 10.

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

By mail:
PPL Treasury Dept.
Two North Ninth Street
Allentown, PA 18101

By email: invserv@pplweb.com

By telephone:
610-774-5151 or Toll-free at 1-800-345-3085

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

1(c)	-
Distribution Agreement, dated February 23, 2018, by and among PPL Corporation and J.P. Morgan Securities, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., JPMorgan Chase Bank, National Association, London Branch, Barclays Bank PLC and Citibank N.A. (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 23, 2018)

1(d)	-
Final Terms, dated March 23, 2018, of Western Power Distribution (South Wales) plc £30,000,000 RPI Index Linked Senior Unsecured Notes due March 2036 (Exhibit 1(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

1(e)	-
Final Terms, dated May 11, 2018, of Western Power Distribution (West Midlands) plc £30,000,000 RPI Index Linked Senior Unsecured Notes due March 2028 (Exhibit 1(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2018)

1(f)	-
Final Terms, dated September 5, 2019, of Western Power Distribution (East Midlands) plc £250,000 Fixed Rate Notes due 2031 under the £4,000,000,000 Euro Medium Term Note Programme (Exhibit 1(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2019)

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

3(h)	-	Bylaws of Louisville Gas and Electric Company, effective as of December 16, 2003 (Exhibit 3(c) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(i)-1	-	Amended and Restated Articles of Incorporation of Kentucky Utilities Company, effective as of December 14, 1993 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173675))

3(i)-2	-	Articles of Amendment to Articles of Incorporation of Kentucky Utilities Company, effective as of April 8, 2004 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173675))

3(j)	-	Bylaws of Kentucky Utilities Company, effective as of December 16, 2003 (Exhibit 3(c) to Registration Statement filed on Form S-4 (File No. 333-173675))

4(a)-1	-	Amended and Restated Employee Stock Ownership Plan, dated December 1, 2016 (Exhibit 4(a) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2016)

4(a)-2	-	Amendment No. 1 to PPL Employee Stock Ownership Plan, dated October 2, 2017 (Exhibit 4(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2017)

4(a)-3	-	Amendment No. 2 to PPL Employee Stock Ownership Plan, dated December 1, 2018 (Exhibit 4(a)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

4(a)-4	-	Amendment No. 3 to PPL Employee Stock Ownership Plan, dated January 1, 2019 (Exhibit 4(a)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

4(b)	-
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

4(d)-3	-	Second Supplemental Indenture, dated as of January 30, 2003, to said Indenture (Exhibit 4(n)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(d)-4	-	Third Supplemental Indenture, dated as of October 31, 2014, to said Indenture (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2014)

4(d)-5	-	Fourth Supplemental Indenture, dated as of December 1, 2016, to said Indenture (Exhibit 4(d)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2016)

4(d)-6	-	Fifth Supplemental Indenture, dated as of January 2, 2019, to said Indenture (Exhibit 4(d)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

4(e)-1	-
Indenture, dated as of August 1, 2001, by PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(e)-2	-	Supplemental Indenture No. 6, dated as of December 1, 2005, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated December 22, 2005)

4(e)-3	-	Supplemental Indenture No. 7, dated as of August 1, 2007, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 14, 2007)

4(e)-4	-	Supplemental Indenture No. 9, dated as of October 1, 2008, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(e)-5	-	Supplemental Indenture No. 10, dated as of May 1, 2009, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 22, 2009)

4(e)-6	-	Supplemental Indenture No. 11, dated as of July 1, 2011, to said Indenture (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 13, 2011)

4(e)-7	-	Supplemental Indenture No. 12, dated as of July 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 18, 2011)

4(e)-8	-	Supplemental Indenture No. 13, dated as of August 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 23, 2011)

4(e)-9	-	Supplemental Indenture No. 14, dated as of August 1, 2012, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 24, 2012)

4(e)-10	-	Supplemental Indenture No. 15, dated as of July 1, 2013, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 11, 2013)

4(e)-11	-	Supplemental Indenture No. 16, dated as of June 1, 2014, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated June 5, 2014)

4(e)-12	-	Supplemental Indenture No. 17, dated as of October 1, 2015, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 1, 2015)

4(e)-13	-	Supplemental Indenture No. 18, dated as of March 1, 2016, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)

4(e)-14	-	Supplemental Indenture No. 19, dated as of May 1, 2017, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 11, 2017)

4(e)-15	-	Supplemental Indenture No. 20, dated as of June 1, 2018, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2018)

4(e)-16	-	Supplemental Indenture No. 21, dated as of September 1, 2019, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 6, 2019)

4(f)-1	-
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

4(n)-8	-	Supplemental Indenture No. 7, dated as of March 1, 2019, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 1, 2019)

4(o)-1	-
Indenture, dated as of October 1, 2010, between Louisville Gas and Electric Company and The Bank of New York Mellon, as Trustee (Exhibit 4(r)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(o)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture (Exhibit 4(r)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(o)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture (Exhibit 4(r)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(o)-4	-	Supplemental Indenture No. 3, dated as of November 1, 2013, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

4(o)-5	-	Supplemental Indenture No. 4, dated as of September 1, 2015, to said Indenture (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated September 28, 2015)

4(o)-6	-	Supplemental Indenture No. 5, dated as of September 1, 2016, to said Indenture (Exhibit 4(b) to Louisville Gas and Electric Company Form 8-K (File No. 1-2893) dated September 15, 2016)

4(o)-7	-	Supplemental Indenture No. 6, dated as of May 15, 2017, to said Indenture (Exhibit 4(b) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated June 1, 2017)

4(o)-8	-	Supplemental Indenture No. 7, dated as of March 1, 2019, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 1, 2019)

4(p)-1	-
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

*4(mm)-8	-
Amended and Restated Trust Deed, dated August 12, 2019, by and among Western Power Distribution (East Midlands) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (South West) plc and Western Power Distribution (West Midlands) plc as Issuers, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee

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

*4(qq)	-	Description of PPL Corporation's common stock, par value $0.1 per share

*4(rr)	-	Description of PPL Capital Funding, Inc.'s Junior Subordinated Notes 2007 Series A due 2067, as guaranteed by PPL Corporation

*4(ss)	-	Description of PPL Capital Funding, Inc.'s Junior Subordinated Notes 2013 Series B due 2073, as guaranteed by PPL Corporation

*4(tt)	-	Description of PPL Electric Utilities Corporation's common stock

10(a)	-
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

10(b)-2	-	First Amendment to said Revolving Credit Agreement, dated as of March 17, 2015 (Exhibit 10(c)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2015)

10(b)-3	-	Second Amendment to said Revolving Credit Agreement, dated as of March 17, 2016 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2016)

10(b)-4	-	Third Amendment to said Revolving Credit Agreement, dated as of March 17, 2017 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2017)

10(b)-5	-	Fourth Amendment to said Revolving Credit Agreement, dated as of March 16, 2018 (Exhibit 10(b)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

10(b)-6	-	Fifth Amendment to said Revolving Credit Agreement, dated as of March 8, 2019 (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 11459) dated March 8, 2019)

10(c)	-
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

10(d)-6	-	Amendment No. 4 to said Credit Agreement, dated as of March 8, 2019 (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 8, 2019)

10(e)-1	-
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

10(e)-5	-	Amendment No. 4 to said Credit Agreement, dated as of March 8, 2019 (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 8, 2019

10(f)-1	-
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

10(f)-5	-	Amendment No. 4 to said Credit Agreement, dated as of March 8, 2019 (Exhibit 10.5 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 8, 2019)

10(g)-1	-
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

10(g)-5	-	Amendment No. 4 to said Credit Agreement, dated as of March 8, 2019 (Exhibit 10.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 8, 2019)

10(h)-1	-
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

10(k)	-
£210 million Multicurrency Revolving Credit Facility Agreement, dated January 13 2016, among Western Power Distribution plc and HSBC Bank PLC and Mizuho Bank, Ltd. as Joint Coordinators and Bookrunners, Mizuho Bank, Ltd. as Facility Agent and the other banks party thereto as Mandated Lead Arrangers (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 19, 2016)

10(l)	-
£100,000,000 Term Loan Agreement, dated May 24, 2016, between Western Power Distribution (East Midlands) plc and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 26, 2016)

10(m)	-
£5,000,000 Letter of Credit Facility entered into between Western Power Distribution (South West) plc and Svenska Handelsbanken AB dated as of February 20, 2018 (Exhibit 10(e) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

10(n)	-
£75,000,000 Facility Letter entered into between Western Power Distribution (South West) plc and Svenska Handelsbanken AB dated as of February 28, 2018 (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

10(o)	-
Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and JPMorgan Chase Bank, National Association, London Branch (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(p)	-	Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and Barclays Bank PLC (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(q)	-
Additional Confirmation of Forward Sale Transaction, dated May 10, 2018, between the Company and JPMorgan Chase Bank, National Association, London Branch (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(r)	-
Additional Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and Barclays Bank PLC (Exhibit 10.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(s)	-
£50,000,000 Facility Agreement dated as of June 7, 2019, among Western Power Distribution plc, as the Borrower, National Westminster Bank plc as Original Lender, and National Westminster Bank plc as Agent (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2019)

[_]10(t)-1	-	Amended and Restated Directors Deferred Compensation Plan, dated June 12, 2000 (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2000)

[_]10(t)-2	-	Amendment No. 1 to said Directors Deferred Compensation Plan, dated December 18, 2002 (Exhibit 10(m)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(t)-3	-	Amendment No. 2 to said Directors Deferred Compensation Plan, dated December 4, 2003 (Exhibit 10(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(t)-4	-	Amendment No. 3 to said Directors Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(t)-5	-	Amendment No. 4 to said Directors Deferred Compensation Plan, dated as of May 1, 2008 (Exhibit 10(x)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(t)-6	-	Amendment No. 5 to said Directors Deferred Compensation Plan, dated May 28, 2010 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2010)

[_]10(t)-7	-	Amendment No. 6 to said Directors Deferred Compensation Plan, dated as of April 15, 2015 (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2015)

[_]10(u)-1	-
PPL Corporation Directors Deferred Compensation Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(u)-2	-
PPL Officers Deferred Compensation Plan, PPL Supplemental Executive Retirement Plan and PPL Supplemental Compensation Pension Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(u)-3	-
PPL Revocable Employee Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(u)-4	-
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

[_]10(v)-1	-	Amended and Restated Officers Deferred Compensation Plan, dated December 8, 2003 (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(v)-2	-	Amendment No. 1 to said Officers Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(v)-3	-	Amendment No. 2 to said Officers Deferred Compensation Plan, dated as of January 22, 2007 (Exhibit 10(bb)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(v)-4	-	Amendment No. 3 to said Officers Deferred Compensation Plan, dated as of June 1, 2008 (Exhibit 10(z)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(v)-5	-
Amendment No. 4 to said Officers Deferred Compensation Plan, dated as of February 15, 2012 (Exhibit 10(ff)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(v)-6	-	Amendment No. 5 to said Executive Deferred Compensation Plan, dated as of May 8, 2014 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

[_]10(v)-7	-
Amendment No. 6 to said Executive Deferred Compensation Plan, dated as of December 16, 2015 (Exhibit [_]10(q)-7 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2015)

[_]10(v)-8	-
Amendment No. 7 to said Executive Deferred Compensation Plan, dated as of January 1, 2019 (Exhibit [_]10(x)-8 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

[_]10(w)-1	-	Amended and Restated Supplemental Executive Retirement Plan, dated December 8, 2003 (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(w)-2	-	Amendment No. 1 to said Supplemental Executive Retirement Plan, dated December 16, 2004 (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 17, 2004)

[_]10(w)-3	-	Amendment No. 2 to said Supplemental Executive Retirement Plan, dated as of January 1, 2005 (Exhibit 10(ff)-3 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(w)-4	-
Amendment No. 3 to said Supplemental Executive Retirement Plan, dated as of January 22, 2007 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(w)-5	-
Amendment No. 4 to said Supplemental Executive Retirement Plan, dated as of December 9, 2008 (Exhibit 10(aa)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(w)-6	-
Amendment No. 5 to said Supplemental Executive Retirement Plan, dated as of February 15, 2012 (Exhibit 10(gg)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(w)-7	-
Amendment No. 6 to the Amended and Restated Supplemental Executive Retirement Plan, dated March 23, 2018 (Exhibit 10(g) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

[_]10(x)-1	-	Amended and Restated Incentive Compensation Plan, effective January 1, 2003 (Exhibit 10(p) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(x)-2	-	Amendment No. 1 to said Incentive Compensation Plan, dated as of January 1, 2005 (Exhibit 10(gg)-2 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(x)-3	-	Amendment No. 2 to said Incentive Compensation Plan, dated as of January 26, 2007 (Exhibit 10(dd)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(x)-4	-	Amendment No. 3 to said Incentive Compensation Plan, dated as of March 21, 2007 (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(x)-5	-	Amendment No. 4 to said Incentive Compensation Plan, effective December 1, 2007 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2008)

[_]10(x)-6	-	Amendment No. 5 to said Incentive Compensation Plan, dated as of December 16, 2008 (Exhibit 10(bb)-6 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2008)

[_]10(x)-7	-	Form of Stock Option Agreement for stock option awards under the Incentive Compensation Plan (Exhibit 10(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(x)-8	-
Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Incentive Compensation Plan (Exhibit 10(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(x)-9	-
Form of Performance Unit Agreement for performance unit awards under the Incentive Compensation Plan (Exhibit 10(ss) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2007)

[_]10(y)	-
Amended and Restated Incentive Compensation Plan for Key Employees, effective October 25, 2018 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

[_]10(z)	-	Short-term Incentive Plan (Annex B to Proxy Statement of PPL Corporation, dated April 12, 2016)

[_]10(aa)	-
Employment letter, dated May 31, 2006, between PPL Services Corporation and William H. Spence (Exhibit 10(pp) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(bb)	-	Form of Retention Agreement entered into between PPL Corporation and Gregory N. Dudkin (Exhibit 10(h) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(cc)-1	-	Form of Severance Agreement entered into between PPL Corporation and William H. Spence (Exhibit 10(i) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(cc)-2	-	Amendment to said Severance Agreement (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2009)

[_]10(dd)	-
Form of Change in Control Severance Protection Agreement entered into between PPL Corporation and Joseph P. Bergstein, Jr., Gregory N. Dudkin, Joanne H. Raphael, Vincent Sorgi, Philip Swift, and Paul W. Thompson (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2012)

[_]10(ee)-1	-
PPL Corporation Amended and Restated 2012 Stock Incentive Plan, effective October 25, 2018 (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

[_]10(ee)-2	-
Form of Performance Unit Agreement for performance unit awards under the Stock Incentive Plan (Exhibit 10(tt)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(ee)-3	-
Form of Performance Contingent Restricted Stock Unit Agreement for restricted stock unit awards under the Stock Incentive Plan (Exhibit 10(tt)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(ee)-4	-
Form of Nonqualified Stock Option Agreement for stock option awards under the Stock Incentive Plan (Exhibit 10(tt)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(ee)-5	-
Form of Total Shareholder Return Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan (Exhibit 10(dd)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2017)

[_]10(ee)-6	-
Form of Return on Equity Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan (Exhibit 10(dd)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2017)

[_]10(ff)	-	PPL Corporation Executive Severance Plan, effective as of July 26, 2012 (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2012)

[_]10(gg)	-
Form of Western Power Distribution Phantom Stock Option Award Agreement for stock option awards under the Western Power Distribution Long-Term Incentive Plan (Exhibit [_]10(bbb)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2014)

[_]10(hh)	-	Form of Grant Letter dated May 29, 2015 (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 1, 2015)

[_]10(ii)-1	-
Amended and Restated Personal Contract dated August 13, 2013, between Western Power Distribution (South West) plc and Philip Swift (Exhibit [_]10(kk)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

[_]10(ii)-2	-
Ill-Health Retirement Arrangement letter agreement dated March 2, 2016, between Western Power Distribution (South West) plc and Philip Swift (Exhibit [_]10(kk)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

[_]10(ii)-3	-
Pension Arrangement letter agreement dated March 2, 2016, between Western Power Distribution (South West) plc and Philip Swift (Exhibit [_]10(kk)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

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

/s/ William H. Spence
William H. Spence -
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph P. Bergstein, Jr.
Joseph P. Bergstein, Jr. -
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Marlene C. Beers
Marlene C. Beers -
Vice President and Controller
(Principal Accounting Officer)

Directors:

John W. Conway	Natica von Althann
Steven G. Elliott	Keith H. Williamson
Venkata Rajamannar Madabhushi	Phoebe A. Wood
Craig A. Rogerson	Armando Zagalo de Lima
William H. Spence

/s/ William H. Spence
William H. Spence, Attorney-in-fact	February 14, 2020

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

/s/ Gregory N. Dudkin
Gregory N. Dudkin -
President
(Principal Executive Officer)

/s/ Stephen K. Breininger
Stephen K. Breininger -
Vice President-Finance and Regulatory Affairs and Controller (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Joseph P. Bergstein, Jr.	/s/ Vincent Sorgi
Joseph P. Bergstein, Jr.	Vincent Sorgi
/s/ Gregory N. Dudkin	/s/ William H. Spence
Gregory N. Dudkin	William H. Spence
/s/ Joanne H. Raphael
Joanne H. Raphael

Date: February 14, 2020

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

By /s/ Paul W. Thompson
Paul W. Thompson -
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Lonnie E. Bellar	/s/ William H. Spence
Lonnie E. Bellar	William H. Spence
/s/ Kent W. Blake	/s/ Paul W. Thompson
Kent W. Blake	Paul W. Thompson
/s/ Vincent Sorgi	/s/ Joseph P. Bergstein, Jr.
Vincent Sorgi	Joseph P. Bergstein, Jr.

Date: February 14, 2020

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

By /s/ Paul W. Thompson
Paul W. Thompson -
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Lonnie E. Bellar	/s/ William H. Spence
Lonnie E. Bellar	William H. Spence
/s/ Kent W. Blake	/s/ Paul W. Thompson
Kent W. Blake	Paul W. Thompson

/s/ Vincent Sorgi	/s/ Joseph P. Bergstein, Jr.
Vincent Sorgi	Joseph P. Bergstein, Jr.

Date: February 14, 2020

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

By /s/ Paul W. Thompson
Paul W. Thompson -
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Lonnie E. Bellar	/s/ William H. Spence
Lonnie E. Bellar	William H. Spence
/s/ Kent W. Blake	/s/ Paul W. Thompson
Kent W. Blake	Paul W. Thompson

/s/ Vincent Sorgi	/s/ Joseph P. Bergstein, Jr.
Vincent Sorgi	Joseph P. Bergstein, Jr.

Date: February 14, 2020