Form 10-Q
period 2020-03-31
PPL Corp; PPL ELECTRIC UTILITIES CORP; LOUISVILLE GAS & ELECTRIC CO /KY/; KENTUCKY UTILITIES CO; LG&E & KU Energy LLC
filed 2020-05-08
CIK 922224, 317187, 60549, 55387, 1518339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

	FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
	OF 1934 for the quarterly period ended	March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
	OF 1934 for the transition period from	_________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number			IRS Employer Identification No.

1-11459	PPL Corporation			23-2758192
(Exact name of Registrant as specified in its charter)
Pennsylvania
Two North Ninth Street
	Allentown,	PA	18101-1179
	(610)	774-5151

1-905	PPL Electric Utilities Corporation			23-0959590
(Exact name of Registrant as specified in its charter)
Pennsylvania
Two North Ninth Street
	Allentown,	PA	18101-1179
	(610)	774-5151

333-173665	LG&E and KU Energy LLC			20-0523163
(Exact name of Registrant as specified in its charter)
Kentucky
220 West Main Street
	Louisville,	KY	40202-1377
	(502)	627-2000

1-2893	Louisville Gas and Electric Company			61-0264150
(Exact name of Registrant as specified in its charter)
Kentucky
220 West Main Street
	Louisville,	KY	40202-1377
	(502)	627-2000

1-3464	Kentucky Utilities Company			61-0247570
(Exact name of Registrant as specified in its charter)
Kentucky and Virginia
One Quality Street
	Lexington,	KY	40507-1462
	(502)	627-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol:	Name of each exchange on which registered
Common Stock of PPL Corporation	PPL	New York Stock Exchange

Junior Subordinated Notes of PPL Capital Funding, Inc.
2007 Series A due 2067	PPL/67	New York Stock Exchange
2013 Series B due 2073	PPX	New York Stock Exchange

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

PPL Corporation	☐
PPL Electric Utilities Corporation	☐
LG&E and KU Energy LLC	☐
Louisville Gas and Electric Company	☐
Kentucky Utilities Company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	☐	No	☒
PPL Electric Utilities Corporation	Yes	☐	No	☒
LG&E and KU Energy LLC	Yes	☐	No	☒
Louisville Gas and Electric Company	Yes	☐	No	☒
Kentucky Utilities Company	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 768,763,491 shares outstanding at April 30, 2020.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at April 30, 2020.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at April 30, 2020.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at April 30, 2020.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, other information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

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

Other terms and abbreviations

£ - British pound sterling.

2019 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2019.

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

COVID-19 - the disease caused by the novel coronavirus identified in 2019 that has caused a global pandemic in 2020.

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

DSO - Distribution System Operation in the U.K. is the effective delivery of a range of functions and services that need to happen to run an advanced electricity distribution network. These functions cover long-term network planning; operations, real-time processes and planning, and markets and settlement. This does not focus on a single party as an operator; but recognizes roles for a range of parties to deliver DSO.

DSP - Default Service Provider.

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

PP&E - property, plant and equipment.

PPL EnergyPlus - prior to the June 1, 2015 spinoff, PPL Energy Supply, LLC, PPL EnergyPlus, LLC, a subsidiary of PPL Energy Supply that marketed and traded wholesale and retail electricity and gas and supplied energy and energy services in competitive markets.

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

v

Forward-looking Information

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in each Registrant's 2019 Form 10-K and in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially and adversely from the forward-looking statements:

•	the COVID-19 pandemic and its impact on economic conditions and financial markets;

•	other pandemic health events or other catastrophic events such as fires, earthquakes, explosions, floods, droughts, tornadoes, hurricanes and other storms;

•	the outcome of rate cases or other cost recovery or revenue proceedings;

•	changes in U.S. state or federal or U.K. tax laws or regulations;

•	the direct or indirect effects on PPL or its subsidiaries or business systems of cyber-based intrusion or the threat of cyberattacks;

•	significant decreases in demand for electricity in the U.S.;

•	expansion of alternative and distributed sources of electricity generation and storage;

•	changes in foreign currency exchange rates for British pound sterling and the related impact on unrealized gains and losses on PPL's foreign currency economic hedges;

•	the effectiveness of our risk management programs, including foreign currency and interest rate hedging;

•	non-achievement by WPD of performance targets set by Ofgem;

•	the effect of changes in RPI on WPD's revenues and index linked debt;

•	developments related to the U.K.'s withdrawal from the European Union and any responses thereto;

•	the amount of WPD's pension deficit funding recovered in revenues after March 31, 2021, following the triennial pension review which began in March 2019 and is due to conclude at the end of 2020;

•	defaults by counterparties or suppliers for energy, capacity, coal, natural gas or key commodities, goods or services;

•	capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;

•	a material decline in the market value of PPL's equity;

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended March 31,
	2020	2019
Operating Revenues	$2,054	$2,079

Operating Expenses
Operation
Fuel	163	194
Energy purchases	201	250
Other operation and maintenance	476	490
Depreciation	317	284
Taxes, other than income	80	80
Total Operating Expenses	1,237	1,298

Operating Income	817	781

Other Income (Expense) - net	125	52

Interest Expense	248	241

Income Before Income Taxes	694	592

Income Taxes	140	126

Net Income	$554	$466

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$0.72	$0.65
Diluted	$0.72	$0.64

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	767,948	721,023
Diluted	768,738	729,953

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2020	2019
Net income	$554	$466

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $0, $0	(61)	294
Qualifying derivatives, net of tax of ($2), $4	8	(19)
Defined benefit plans:
Net actuarial gain (loss), net of tax of $0, $1	—	(3)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of $0, ($6)	(3)	24
Defined benefit plans:
Prior service costs, net of tax of $0, $0	1	—
Net actuarial (gain) loss, net of tax of ($12), ($5)	47	21
Total other comprehensive income (loss)	(8)	317

Comprehensive income	$546	$783

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$554	$466
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	317	284
Amortization	12	22
Defined benefit plans - (income) expense	(52)	(66)
Deferred income taxes and investment tax credits	106	89
Unrealized (gains) losses on derivatives, and other hedging activities	(57)	53
Stock-based compensation expense	6	14
Other	17	(3)
Change in current assets and current liabilities
Accounts receivable	(35)	(57)
Accounts payable	(63)	(94)
Unbilled revenues	68	48
Fuel, materials and supplies	13	31
Prepayments	(76)	(86)
Regulatory assets and liabilities, net	(25)	(25)
Accrued interest	59	48
Other current liabilities	(95)	(72)
Other	24	(21)
Other operating activities
Defined benefit plans - funding	(125)	(127)
Other assets	42	(20)
Other liabilities	2	(10)
Net cash provided by operating activities	692	474
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(826)	(729)
Purchase of investments	—	(55)
Proceeds from the sale of investments	—	57
Other investing activities	(7)	5
Net cash used in investing activities	(833)	(722)
Cash Flows from Financing Activities
Issuance of common stock	20	22
Payment of common stock dividends	(317)	(296)
Issuance of term loan	200	—
Net increase (decrease) in short-term debt	345	424
Other financing activities	(8)	(8)
Net cash provided by financing activities	240	142
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	1	3
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	100	(103)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	836	643
Cash, Cash Equivalents and Restricted Cash at End of Period	$936	$540

Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$282	$322
Accrued expenditures for intangible assets at March 31,	$87	$64

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2020	December 31, 2019
Assets

Current Assets
Cash and cash equivalents	$915	$815
Accounts receivable (less reserve: 2020, $62; 2019, $58)
Customer	730	687
Other	107	105
Unbilled revenues (less reserve: 2020, $3; 2019, $0)	434	504
Fuel, materials and supplies	320	332
Prepayments	155	79
Price risk management assets	193	147
Other current assets	102	98
Total Current Assets	2,956	2,767

Property, Plant and Equipment
Regulated utility plant	43,109	42,709
Less: accumulated depreciation - regulated utility plant	8,212	8,055
Regulated utility plant, net	34,897	34,654
Non-regulated property, plant and equipment	380	357
Less: accumulated depreciation - non-regulated property, plant and equipment	87	109
Non-regulated property, plant and equipment, net	293	248
Construction work in progress	1,645	1,580
Property, Plant and Equipment, net	36,835	36,482

Other Noncurrent Assets
Regulatory assets	1,477	1,492
Goodwill	3,178	3,198
Other intangibles	748	742
Pension benefit asset	603	464
Price risk management assets	166	149
Other noncurrent assets	365	386
Total Other Noncurrent Assets	6,537	6,431

Total Assets	$46,328	$45,680

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2020	December 31, 2019
Liabilities and Equity

Current Liabilities
Short-term debt	$1,696	$1,151
Long-term debt due within one year	1,170	1,172
Accounts payable	833	956
Taxes	100	99
Interest	352	294
Dividends	319	317
Customer deposits	265	261
Regulatory liabilities	99	115
Other current liabilities	488	535
Total Current Liabilities	5,322	4,900

Long-term Debt	20,670	20,721

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,217	3,088
Investment tax credits	123	124
Accrued pension obligations	500	587
Asset retirement obligations	217	212
Regulatory liabilities	2,557	2,572
Other deferred credits and noncurrent liabilities	481	485
Total Deferred Credits and Other Noncurrent Liabilities	7,095	7,068

Commitments and Contingent Liabilities (Notes 7 and 10)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,239	12,214
Earnings reinvested	5,360	5,127
Accumulated other comprehensive loss	(4,366)	(4,358)
Total Equity	13,241	12,991

Total Liabilities and Equity	$46,328	$45,680

(a)	1,560,000 shares authorized; 768,266 and 767,233 shares issued and outstanding at March 31, 2020 and December 31, 2019.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2019	767,233	$8	$12,214	$5,127	$(4,358)	$12,991
Common stock issued	1,033		34			34
Stock-based compensation			(9)			(9)
Net income				554		554
Dividends and dividend equivalents (b)				(319)		(319)
Other comprehensive income (loss)					(8)	(8)
Adoption of financial instrument credit losses guidance cumulative effect adjustment (Note 2), net of tax of $0				(2)		(2)
March 31, 2020	768,266	$8	$12,239	$5,360	$(4,366)	$13,241

December 31, 2018	720,323	$7	$11,021	$4,593	$(3,964)	$11,657
Common stock issued	1,048		32			32
Stock-based compensation			(2)			(2)
Net income				466		466
Dividends and dividend equivalents (b)				(298)		(298)
Other comprehensive income (loss)					317	317
March 31, 2019	721,371	$7	$11,051	$4,761	$(3,647)	$12,172

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.

(b)	Dividends declared per share of common stock were $0.4150 and $0.4125 at March 31, 2020 and March 31, 2019.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2020	2019
Operating Revenues	$608	$645

Operating Expenses
Operation
Energy purchases	144	171
Other operation and maintenance	137	150
Depreciation	98	95
Taxes, other than income	30	31
Total Operating Expenses	409	447

Operating Income	199	198

Other Income (Expense) - net	3	5

Interest Income from Affiliate	1	2

Interest Expense	44	42

Income Before Income Taxes	159	163

Income Taxes	41	42

Net Income (a)	$118	$121

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$118	$121
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	98	95
Amortization	5	5
Deferred income taxes and investment tax credits	32	16
Other	8	(2)
Change in current assets and current liabilities
Accounts receivable	(26)	(25)
Accounts payable	(20)	(5)
Unbilled revenues	34	13
Prepayments	(76)	(88)
Regulatory assets and liabilities, net	(11)	(15)
Taxes payable	(2)	(2)
Other	(19)	(12)
Other operating activities
Defined benefit plans - funding	(21)	(21)
Other assets	4	2
Other liabilities	8	(1)
Net cash provided by operating activities	132	81

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(280)	(264)
Expenditures for intangible assets	(1)	—
Net cash used in investing activities	(281)	(264)

Cash Flows from Financing Activities
Payment of common stock dividends to parent	(165)	(120)
Net increase in short-term debt	85	60
Other financing activities	—	(1)
Net cash used in financing activities	(80)	(61)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(229)	(244)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	264	269
Cash, Cash Equivalents and Restricted Cash at End of Period	$35	$25

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$158	$142

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2020	December 31, 2019
Assets

Current Assets
Cash and cash equivalents	$33	$262
Accounts receivable (less reserve: 2020, $31; 2019, $28)
Customer	289	258
Other	18	22
Accounts receivable from affiliates	10	11
Unbilled revenues (less reserve: 2020, $2; 2019, $0)	100	134
Materials and supplies	48	33
Prepayments	82	6
Regulatory assets	23	26
Other current assets	10	9
Total Current Assets	613	761

Property, Plant and Equipment
Regulated utility plant	12,750	12,589
Less: accumulated depreciation - regulated utility plant	3,137	3,078
Regulated utility plant, net	9,613	9,511
Construction work in progress	633	597
Property, Plant and Equipment, net	10,246	10,108

Other Noncurrent Assets
Regulatory assets	710	726
Intangibles	264	263
Other noncurrent assets	49	43
Total Other Noncurrent Assets	1,023	1,032

Total Assets	$11,882	$11,901

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2020	December 31, 2019
Liabilities and Equity

Current Liabilities
Short-term debt	$85	$—
Accounts payable	394	438
Accounts payable to affiliates	34	32
Taxes	11	13
Interest	48	41
Regulatory liabilities	83	96
Other current liabilities	75	93
Total Current Liabilities	730	713

Long-term Debt	3,986	3,985

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,487	1,447
Accrued pension obligations	153	179
Regulatory liabilities	595	599
Other deferred credits and noncurrent liabilities	146	146
Total Deferred Credits and Other Noncurrent Liabilities	2,381	2,371

Commitments and Contingent Liabilities (Note 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	3,558	3,558
Earnings reinvested	863	910
Total Equity	4,785	4,832

Total Liabilities and Equity	$11,882	$11,901

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at March 31, 2020 and December 31, 2019.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2019	66,368	$364	$3,558	$910	$4,832
Net income				118	118
Dividends declared on common stock				(165)	(165)
March 31, 2020	66,368	$364	$3,558	$863	$4,785

December 31, 2018	66,368	$364	$3,158	$939	$4,461
Net income				121	121
Dividends declared on common stock				(120)	(120)
March 31, 2019	66,368	$364	$3,158	$940	$4,462

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2020	2019
Operating Revenues	$825	$845

Operating Expenses
Operation
Fuel	163	194
Energy purchases	57	79
Other operation and maintenance	204	214
Depreciation	149	123
Taxes, other than income	18	18
Total Operating Expenses	591	628

Operating Income	234	217

Interest Expense	58	54

Interest Expense with Affiliate	7	7

Income Before Income Taxes	169	156

Income Taxes	34	32

Net Income (a)	$135	$124

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$135	$124
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	149	123
Amortization	4	10
Defined benefit plans - expense	5	3
Deferred income taxes and investment tax credits	31	36
Other	—	(1)
Change in current assets and current liabilities
Accounts receivable	20	8
Accounts payable	(18)	(33)
Accounts payable to affiliates	1	7
Unbilled revenues	27	21
Fuel, materials and supplies	24	29
Regulatory assets and liabilities, net	(14)	(10)
Taxes payable	(27)	(29)
Accrued interest	51	42
Other	(37)	(15)
Other operating activities
Defined benefit plans - funding	(23)	(21)
Expenditures for asset retirement obligations	(15)	(21)
Other assets	1	(2)
Other liabilities	6	(1)
Net cash provided by operating activities	320	270
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(255)	(278)
Net cash used in investing activities	(255)	(278)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliate	92	74
Net decrease in short-term debt	(85)	(12)
Distributions to member	(52)	(56)
Net cash provided by (used in) financing activities	(45)	6
Net Increase (Decrease) in Cash and Cash Equivalents	20	(2)
Cash and Cash Equivalents at Beginning of Period	27	24
Cash and Cash Equivalents at End of Period	$47	$22

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$78	$88

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	March 31, 2020	December 31, 2019
Assets

Current Assets
Cash and cash equivalents	$47	$27
Accounts receivable (less reserve: 2020, $27; 2019, $28)
Customer	246	260
Other	65	71
Unbilled revenues (less reserve: 2020, $0; 2019, $0)	137	164
Fuel, materials and supplies	226	250
Prepayments	23	30
Regulatory assets	52	41
Other current assets	—	2
Total Current Assets	796	845

Property, Plant and Equipment
Regulated utility plant	14,798	14,646
Less: accumulated depreciation - regulated utility plant	2,401	2,356
Regulated utility plant, net	12,397	12,290
Construction work in progress	793	794
Property, Plant and Equipment, net	13,190	13,084

Other Noncurrent Assets
Regulatory assets	767	766
Goodwill	996	996
Other intangibles	67	69
Other noncurrent assets	126	171
Total Other Noncurrent Assets	1,956	2,002

Total Assets	$15,942	$15,931

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	March 31, 2020	December 31, 2019
Liabilities and Equity

Current Liabilities
Short-term debt	$303	$388
Long-term debt due within one year	975	975
Notes payable with affiliates	242	150
Accounts payable	257	316
Accounts payable to affiliates	12	11
Customer deposits	64	62
Taxes	31	58
Price risk management liabilities	4	4
Regulatory liabilities	16	19
Interest	91	40
Asset retirement obligations	66	70
Other current liabilities	116	153
Total Current Liabilities	2,177	2,246

Long-term Debt
Long-term debt	4,378	4,377
Long-term debt to affiliate	650	650
Total Long-term Debt	5,028	5,027

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,111	1,069
Investment tax credits	123	124
Price risk management liabilities	25	17
Accrued pension obligations	184	233
Asset retirement obligations	151	145
Regulatory liabilities	1,962	1,973
Other deferred credits and noncurrent liabilities	155	155
Total Deferred Credits and Other Noncurrent Liabilities	3,711	3,716

Commitments and Contingent Liabilities (Notes 7 and 10)

Member's Equity	5,026	4,942

Total Liabilities and Equity	$15,942	$15,931

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's Equity
December 31, 2019	$4,942
Net income	135
Distributions to member	(52)
Other comprehensive income (loss)	1
March 31, 2020	$5,026

December 31, 2018	$4,723
Net income	124
Distributions to member	(56)
March 31, 2019	$4,791

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2020	2019
Operating Revenues
Retail and wholesale	$393	$397
Electric revenue from affiliate	14	13
Total Operating Revenues	407	410

Operating Expenses
Operation
Fuel	74	78
Energy purchases	52	74
Energy purchases from affiliate	—	2
Other operation and maintenance	92	94
Depreciation	64	51
Taxes, other than income	10	9
Total Operating Expenses	292	308

Operating Income	115	102

Other Income (Expense) - net	(1)	—

Interest Expense	22	21

Income Before Income Taxes	92	81

Income Taxes	19	17

Net Income (a)	$73	$64

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$73	$64
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	64	51
Amortization	2	7
Defined benefit plans - expense	1	—
Deferred income taxes and investment tax credits	1	13
Change in current assets and current liabilities
Accounts receivable	14	3
Accounts receivable from affiliates	(6)	(4)
Accounts payable	(12)	(7)
Accounts payable to affiliates	(4)	(3)
Unbilled revenues	11	13
Fuel, materials and supplies	27	32
Regulatory assets and liabilities, net	(2)	(8)
Taxes payable	2	(12)
Accrued interest	18	13
Other	(10)	(1)
Other operating activities
Defined benefit plans - funding	(4)	—
Expenditures for asset retirement obligations	(4)	(4)
Other assets	(1)	—
Other liabilities	1	—
Net cash provided by operating activities	171	157
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(117)	(117)
Net cash used in investing activities	(117)	(117)
Cash Flows from Financing Activities
Net increase in notes payable with affiliates	21	—
Net decrease in short-term debt	(79)	(10)
Payment of common stock dividends to parent	(29)	(30)
Contributions from parent	25	—
Other financing activities	—	(1)
Net cash used in financing activities	(62)	(41)
Net Decrease in Cash and Cash Equivalents	(8)	(1)
Cash and Cash Equivalents at Beginning of Period	15	10
Cash and Cash Equivalents at End of Period	$7	$9

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$39	$37

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2020	December 31, 2019
Assets

Current Assets
Cash and cash equivalents	$7	$15
Accounts receivable (less reserve: 2020, $1; 2019, $1)
Customer	115	121
Other	40	41
Unbilled revenues (less reserve: 2020, $0; 2019, $0)	65	76
Accounts receivable from affiliates	24	18
Fuel, materials and supplies	95	122
Prepayments	12	14
Regulatory assets	26	25
Other current assets	—	1
Total Current Assets	384	433

Property, Plant and Equipment
Regulated utility plant	6,469	6,372
Less: accumulated depreciation - regulated utility plant	881	846
Regulated utility plant, net	5,588	5,526
Construction work in progress	271	297
Property, Plant and Equipment, net	5,859	5,823

Other Noncurrent Assets
Regulatory assets	383	380
Goodwill	389	389
Other intangibles	40	41
Other noncurrent assets	70	67
Total Other Noncurrent Assets	882	877

Total Assets	$7,125	$7,133

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2020	December 31, 2019
Liabilities and Equity

Current Liabilities
Short-term debt	$159	$238
Notes payable with affiliate	21	—
Accounts payable	141	172
Accounts payable to affiliates	27	31
Customer deposits	32	31
Taxes	35	33
Price risk management liabilities	4	4
Regulatory liabilities	1	2
Interest	33	15
Asset retirement obligations	24	24
Other current liabilities	40	47
Total Current Liabilities	517	597

Long-term Debt	2,005	2,005

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	702	697
Investment tax credits	33	34
Price risk management liabilities	25	17
Asset retirement obligations	43	49
Regulatory liabilities	879	883
Other deferred credits and noncurrent liabilities	90	89
Total Deferred Credits and Other Noncurrent Liabilities	1,772	1,769

Commitments and Contingent Liabilities (Notes 7 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,845	1,820
Earnings reinvested	562	518
Total Equity	2,831	2,762

Total Liabilities and Equity	$7,125	$7,133

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at March 31, 2020 and December 31, 2019.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2019	21,294	$424	$1,820	$518	$2,762
Net income				73	73
Capital contributions from parent			25		25
Cash dividends declared on common stock				(29)	(29)
March 31, 2020	21,294	$424	$1,845	$562	$2,831

December 31, 2018	21,294	$424	$1,795	$468	$2,687
Net income				64	64
Cash dividends declared on common stock				(30)	(30)
March 31, 2019	21,294	$424	$1,795	$502	$2,721

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2020	2019
Operating Revenues
Retail and wholesale	$432	$448
Electric revenue from affiliate	—	2
Total Operating Revenues	432	450

Operating Expenses
Operation
Fuel	89	116
Energy purchases	5	5
Energy purchases from affiliate	14	13
Other operation and maintenance	104	108
Depreciation	84	72
Taxes, other than income	9	9
Total Operating Expenses	305	323

Operating Income	127	127

Other Income (Expense) - net	1	2

Interest Expense	28	26

Income Before Income Taxes	100	103

Income Taxes	20	22

Net Income (a)	$80	$81

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$80	$81
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	84	72
Amortization	3	3
Deferred income taxes and investment tax credits	4	15
Other	—	(1)
Change in current assets and current liabilities
Accounts receivable	6	7
Accounts payable	(2)	(16)
Accounts payable to affiliates	(3)	(1)
Unbilled revenues	16	8
Fuel, materials and supplies	(3)	(3)
Regulatory assets and liabilities, net	(12)	(2)
Taxes payable	6	(3)
Accrued interest	25	22
Other	(4)	9
Other operating activities
Defined benefit plans - funding	(1)	—
Expenditures for asset retirement obligations	(11)	(17)
Other assets	3	(2)
Other liabilities	2	2
Net cash provided by operating activities	193	174
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(138)	(161)
Net increase in notes receivable with affiliates	(21)	—
Net cash used in investing activities	(159)	(161)
Cash Flows from Financing Activities
Net decrease in short-term debt	(6)	(2)
Payment of common stock dividends to parent	(37)	(39)
Contributions from parent	37	28
Other financing activities	—	(1)
Net cash used in financing activities	(6)	(14)
Net Increase (Decrease) in Cash and Cash Equivalents	28	(1)
Cash and Cash Equivalents at Beginning of Period	12	14
Cash and Cash Equivalents at End of Period	$40	$13

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$39	$51

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2020	December 31, 2019
Assets

Current Assets
Cash and cash equivalents	$40	$12
Accounts receivable (less reserve: 2020, $1; 2019, $1)
Customer	131	139
Other	22	27
Unbilled revenues (less reserve: 2020, $0; 2019, $0)	72	88
Notes receivable from affiliate	21	—
Fuel, materials and supplies	131	128
Prepayments	10	14
Regulatory assets	26	16
Other current assets	—	1
Total Current Assets	453	425

Property, Plant and Equipment
Regulated utility plant	8,315	8,262
Less: accumulated depreciation - regulated utility plant	1,516	1,507
Regulated utility plant, net	6,799	6,755
Construction work in progress	522	496
Property, Plant and Equipment, net	7,321	7,251

Other Noncurrent Assets
Regulatory assets	384	386
Goodwill	607	607
Other intangibles	28	28
Other noncurrent assets	114	128
Total Other Noncurrent Assets	1,133	1,149

Total Assets	$8,907	$8,825

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2020	December 31, 2019
Liabilities and Equity

Current Liabilities
Short-term debt	$144	$150
Long-term debt due within one year	500	500
Accounts payable	96	121
Accounts payable to affiliates	50	52
Customer deposits	32	31
Taxes	32	26
Regulatory liabilities	15	17
Interest	45	20
Asset retirement obligations	42	46
Other current liabilities	44	51
Total Current Liabilities	1,000	1,014

Long-term Debt	2,124	2,123

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	801	792
Investment tax credits	90	90
Asset retirement obligations	108	96
Regulatory liabilities	1,083	1,090
Other deferred credits and noncurrent liabilities	47	46
Total Deferred Credits and Other Noncurrent Liabilities	2,129	2,114

Commitments and Contingent Liabilities (Notes 7 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,766	2,729
Earnings reinvested	580	537
Total Equity	3,654	3,574

Total Liabilities and Equity	$8,907	$8,825

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at March 31, 2020 and December 31, 2019.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2019	37,818	$308	$2,729	$537	$3,574
Net income				80	80
Capital contributions from parent			37		37
Cash dividends declared on common stock				(37)	(37)
March 31, 2020	37,818	$308	$2,766	$580	$3,654

December 31, 2018	37,818	$308	$2,661	$473	$3,442
Net income				81	81
Capital contributions from parent			28		28
Cash dividends declared on common stock				(39)	(39)
March 31, 2019	37,818	$308	$2,689	$515	$3,512

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Financial Statements (Unaudited)

Index to Combined Notes to Condensed Financial Statements

The notes to the condensed financial statements that follow are a combined presentation. The following list indicates the Registrants to which the notes apply:

Registrant
	PPL	PPL Electric	LKE	LG&E	KU
1. Interim Financial Statements	x	x	x	x	x
2. Summary of Significant Accounting Policies	x	x	x	x	x
3. Segment and Related Information	x	x	x	x	x
4. Revenue from Contracts with Customers	x	x	x	x	x
5. Earnings Per Share	x
6. Income Taxes	x	x	x	x	x
7. Utility Rate Regulation	x	x	x	x	x
8. Financing Activities	x	x	x	x	x
9. Defined Benefits	x	x	x	x	x
10. Commitments and Contingencies	x	x	x	x	x
11. Related Party Transactions		x	x	x	x
12. Other Income (Expense) - net	x
13. Fair Value Measurements	x	x	x	x	x
14. Derivative Instruments and Hedging Activities	x	x	x	x	x
15. Asset Retirement Obligations	x		x	x	x
16. Accumulated Other Comprehensive Income (Loss)	x

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2019 is derived from that Registrant's 2019 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2019 Form 10-K. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

2. Summary of Significant Accounting Policies

(All Registrants)

The following accounting policy disclosures represent updates to Note 1 in each Registrant's 2019 Form 10-K and should be read in conjunction with those disclosures.

Restricted Cash and Cash Equivalents (PPL and PPL Electric)

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the Balance Sheets that sum to the total of the same amounts shown on the Statements of Cash Flows:

	PPL		PPL Electric
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Cash and cash equivalents	$915	$815	$33	$262
Restricted cash - current (a)	3	3	2	2
Restricted cash - noncurrent (a)	18	18	—	—
Total Cash, Cash Equivalents and Restricted Cash	$936	$836	$35	$264

(a)
Bank deposits and other cash equivalents that are restricted by agreement or that have been clearly designated for a specific purpose are classified as restricted cash. On the Balance Sheets, the current portion of restricted cash is included in "Other current assets," while the noncurrent portion is included in "Other noncurrent assets."

Current Expected Credit Losses (All Registrants)

Financing receivable collectibility is evaluated using a combination of factors, including past due status based on contractual terms, trends in write-offs and the age of the receivable. Specific events, such as bankruptcies, are also considered when applicable. Adjustments to the reserve for credit losses are made when necessary based on the results of analysis, the aging of receivables and historical and industry trends. The Registrants periodically evaluate the impact of observable external factors on the collectibility of the financing receivables to determine if adjustments to the reserve for credit losses should be made based on current conditions or reasonable and supportable forecasts.

Accounts receivable are written off in the period in which the receivable is deemed uncollectible.

(PPL and PPL Electric)

PPL Electric has identified one class of financing receivables, “accounts receivable-customer”, which includes financing receivables for all billed and unbilled sales with residential and non-residential customers. All other financing receivables are classified as other. Within the credit loss model for the residential customer accounts receivables, customers are disaggregated based on their projected propensity to pay, which is derived from historical trends and the current activity of the individual customer accounts. Conversely, the non-residential customer accounts receivables are not further segmented due to the varying nature of the individual customers, which lack readily identifiable risk characteristics for disaggregation.

(PPL, LKE, LG&E and KU)

LKE, LG&E and KU have identified one class of financing receivables, “accounts receivable-customer”, which includes financing receivables for all billed and unbilled sales with customers. All other financing receivables are classified as other.

(All Registrants)

The following table shows changes in the allowance for credit losses for the period ended March 31, 2020:

	Balance at Beginning of Period (a)	Charged to Income	Deductions (b)	Balance at End of Period
PPL
Accounts Receivable - Customer and Unbilled Revenue	$30	$9	$5	$34
Other (c)	27	—	1	26

PPL Electric
Accounts Receivable - Customer and Unbilled Revenue	$25	$5	$2	$28
Other	1	—	—	1

	Balance at Beginning of Period (a)	Charged to Income	Deductions (b)	Balance at End of Period
LKE
Accounts Receivable - Customer and Unbilled Revenue	$2	$2	$2	$2
Other (c)	26	—	1	25

LG&E
Accounts Receivable - Customer and Unbilled Revenue	$1	$1	$1	$1

KU
Accounts Receivable - Customer and Unbilled Revenue	$1	$1	$1	$1

(a)	Reflects cumulative-effect adjustment upon adoption of current expected credit loss guidance.

(b)	Primarily related to uncollectible accounts receivable written off.

(c)	Primarily related to receivables at WKE, which are fully reserved.

(PPL, LKE, LGE and KU)

Asset Impairment (Excluding Investments)

PPL, LKE, LG&E and KU review goodwill for impairment at the reporting unit level annually or more frequently when events or circumstances indicate that the carrying amount of a reporting unit may be greater than the unit's fair value. PPL's, LKE's, LG&E's and KU's reporting units are primarily at the operating segment level.

PPL, LKE, LG&E and KU considered whether the economic events associated with COVID-19, which resulted in PPL’s shares experiencing volatility and a decrease in market value, would more likely than not reduce the fair value of the Registrants’ reporting units below their carrying amounts. See "Risks and Uncertainties" in Note 10 for additional information about COVID-19. Based on our assessment, a quantitative impairment test was not required for the LKE, LG&E and KU reporting units, but was required for the U.K. Regulated segment reporting unit, the allocated goodwill of which was $2.5 billion at March 31, 2020. The test did not indicate impairment of the reporting unit.

Although goodwill was not determined to be impaired at March 31, 2020, it is possible that an impairment charge could occur in future periods if PPL’s share price or any of the assumptions used in determining fair value of the reporting units are negatively impacted.

New Accounting Guidance Adopted

(All Registrants)

Accounting for Financial Instrument Credit Losses

Effective January 1, 2020, the Registrants adopted accounting guidance, using a modified retrospective approach, that requires the use of a current expected credit loss (CECL) model for the measurement of credit losses on financial instruments within the scope of the guidance, which includes accounts receivable. The CECL model requires an entity to measure credit losses using historical information, current information and reasonable and supportable forecasts of future events, rather than the incurred loss impairment model required under previous GAAP. The adoption of this guidance did not have a material impact on the Registrants.

Accounting for Implementation Costs in a Cloud Computing Service Arrangement

Effective January 1, 2020, the Registrants prospectively adopted accounting guidance that requires a customer in a cloud computing hosting arrangement that is a service contract to capitalize implementation costs consistent with internal-use software guidance for non-service arrangements. The guidance requires these capitalized implementation costs to be amortized over the term of the hosting arrangement to the statement of income line item where the service arrangement costs are recorded. The guidance also prescribes the financial statement classification of the capitalized implementation costs and cash flows associated with the arrangement. The adoption of this guidance did not have a material impact on the Registrants.

(PPL, LKE, LG&E and KU)

Simplifying the Test for Goodwill Impairment

Effective January 1, 2020, the Registrants adopted accounting guidance that simplifies the test for goodwill impairment by eliminating the second step of the quantitative test. The second step of the quantitative test required a calculation of the implied fair value of goodwill, which was determined in the same manner as the amount of goodwill in a business combination. Under the new guidance, the fair value of a reporting unit will be compared with the carrying value and an impairment charge will be recognized if the carrying amount exceeds the fair value of the reporting unit. The adoption of this guidance did not have a material impact on the Registrants.

3. Segment and Related Information

(PPL)

See Note 2 in PPL's 2019 Form 10-K for a discussion of reportable segments and related information.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the period ended March 31 are as follows:

	Three Months
	2020	2019
Operating Revenues from external customers
U.K. Regulated	$614	$583
Kentucky Regulated	825	845
Pennsylvania Regulated	608	645
Corporate and Other	7	6
Total	$2,054	$2,079

Net Income
U.K. Regulated (a)	$340	$264
Kentucky Regulated	127	117
Pennsylvania Regulated	118	121
Corporate and Other	(31)	(36)
Total	$554	$466

(a)	Includes unrealized gains and losses from hedging foreign currency economic activity. See Note 14 for additional information.

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated Balance Sheets as of:

	March 31, 2020	December 31, 2019
Assets
U.K. Regulated (a) (b)	$17,918	$17,622
Kentucky Regulated	15,608	15,597
Pennsylvania Regulated	11,898	11,918
Corporate and Other (c)	904	543
Total	$46,328	$45,680

(a)	Includes $13.3 billion and $13.2 billion of net PP&E as of March 31, 2020 and December 31, 2019. WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP.

(b)	Includes $2.5 billion of goodwill as of March 31, 2020 and December 31, 2019.

(c)	Primarily consists of unallocated items, including cash, PP&E, goodwill, the elimination of inter-segment transactions as well as the assets of Safari Energy.

(PPL Electric, LKE, LG&E and KU)

PPL Electric has two operating segments, distribution and transmission, which are aggregated into a single reportable segment. LKE, LG&E and KU are individually single operating and reportable segments.

4. Revenue from Contracts with Customers

(All Registrants)

See Note 3 in PPL's 2019 Form 10-K for a discussion of the principal activities from which the Registrants and PPL’s segments generate their revenues.

The following tables reconcile "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the period ended March 31.

	2020 Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$2,054	$608	$825	$407	$432
Revenues derived from:
Alternative revenue programs (b)	(3)	—	(3)	(3)	—
Other (c)	(10)	(2)	(6)	(3)	(3)
Revenues from Contracts with Customers	$2,041	$606	$816	$401	$429

	2019 Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$2,079	$645	$845	$410	$450
Revenues derived from:
Alternative revenue programs (b)	(6)	(4)	(2)	(2)	—
Other (c)	(10)	(3)	(4)	(1)	(3)
Revenues from Contracts with Customers	$2,063	$638	$839	$407	$447

(a)
PPL includes $614 million and $583 million of revenues from external customers reported by the U.K. Regulated segment for the three months ended March 31, 2020 and 2019. PPL Electric and LKE represent revenues from external customers reported by the Pennsylvania Regulated and Kentucky Regulated segments. See Note 3 for additional information.

(b)
Alternative revenue programs include the transmission formula rate for PPL Electric, the ECR and DSM programs for LG&E and KU, the GLT program for LG&E, and the generation formula rate for KU. This line item shows the over/under collection of these rate mechanisms with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts.

(c)	Represents additional revenues outside the scope of revenues from contracts with customers, such as leases and other miscellaneous revenues.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended March 31.

	2020 Three Months
	PPL (d)	PPL Electric (d)	LKE	LG&E	KU
Licensed energy suppliers (a)	$583	$—	$—	$—	$—
Residential	714	344	370	187	183
Commercial	312	81	231	124	107
Industrial	144	8	136	45	91
Other (b)	116	14	66	28	38
Wholesale - municipality	5	—	5	—	5
Wholesale - other (c)	8	—	8	17	5
Transmission	159	159	—	—	—
Revenues from Contracts with Customers	$2,041	$606	$816	$401	$429

	2019 Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$556	$—	$—	$—	$—
Residential	778	407	371	189	182
Commercial	319	95	224	121	103
Industrial	150	17	133	44	89
Other (b)	114	14	70	33	37
Wholesale - municipality	28	—	28	—	28
Wholesale - other (c)	13	—	13	20	8
Transmission	105	105	—	—	—
Revenues from Contracts with Customers	$2,063	$638	$839	$407	$447

(a)	Represents customers of WPD.

(b)	Primarily includes revenues from pole attachments, street lighting, other public authorities and other non-core businesses.

(c)	Includes wholesale power and transmission revenues. LG&E and KU amounts include intercompany power sales and transmission revenues, which are eliminated upon consolidation at LKE.

(d)
In the fourth quarter of 2019, management deemed it appropriate to present the revenue offset associated with network integration transmission service (NITS) as distribution revenue rather than transmission revenue.

As discussed in Note 2 in PPL's 2019 Form 10-K, PPL segments its business by geographic location. Revenues from external customers for each segment/geographic location are reconciled to revenues from contracts with customers in the footnotes to the tables above. PPL Electric's revenues from contracts with customers are further disaggregated by distribution and transmission, which were $447 million and $159 million for the three months ended March 31, 2020 and $533 million and $105 million for the three months ended March 31, 2019.

Contract receivables from customers are primarily included in "Accounts receivable - Customer" and "Unbilled revenues" on the Balance Sheets.

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the period ended March 31.

	Three Months
	2020	2019
PPL	$8	$9
PPL Electric	4	6
LKE	2	2
LG&E	1	1
KU	1	1

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers.

	PPL	PPL Electric	LKE	LG&E	KU
Contract liabilities at December 31, 2019	$44	$21	$9	$5	$4
Contract liabilities at March 31, 2020	42	15	14	10	4
Revenue recognized during the three months ended March 31, 2020 that was included in the contract liability balance at December 31, 2019	23	8	9	5	4

Contract liabilities at December 31, 2018	$42	$23	$9	$5	$4
Contract liabilities at March 31, 2019	37	14	7	4	3
Revenue recognized during the three months ended March 31, 2019 that was included in the contract liability balance at December 31, 2018	25	11	9	5	4

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

At March 31, 2020, PPL had $32 million of performance obligations attributable to Corporate and Other that have not been satisfied. Of this amount, PPL expects to recognize approximately $28 million within the next 12 months.

5. Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the applicable period. Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding, increased by incremental shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares as calculated using the Treasury Stock Method. Incremental non-participating securities that have a dilutive impact are detailed in the table below. These dilutive securities include the PPL common stock forward sale agreements, which were settled in 2019. The forward sale agreements were dilutive under the Treasury Stock Method to the extent the average stock price of PPL's common shares exceeded the forward sale price prescribed in the agreements.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the period ended March 31 used in the EPS calculation are:

	Three Months
	2020	2019
Income (Numerator)
Net income	$554	$466
Less amounts allocated to participating securities	1	—
Net income available to PPL common shareowners - Basic and Diluted	$553	$466

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	767,948	721,023
Add incremental non-participating securities:
Share-based payment awards	790	1,023
Forward sale agreements	—	7,907
Weighted-average shares - Diluted EPS	768,738	729,953

Basic EPS
Net Income available to PPL common shareowners	$0.72	$0.65

Diluted EPS
Net Income available to PPL common shareowners	$0.72	$0.64

For the period ended March 31, PPL issued common stock related to stock-based compensation plans and the DRIP as follows (in thousands):

	Three Months
	2020	2019
Stock-based compensation plans	598	590
DRIP	434	458

For the period ended March 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months
	2020	2019
Stock-based compensation awards	250	—

6. Income Taxes

Reconciliations of income tax expense (benefit) for the period ended March 31 are as follows.

(PPL)
	Three Months
	2020	2019
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$146	$124
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	13	13
Valuation allowance adjustments	6	7
Impact of lower U.K. income tax rates	(11)	(8)
Amortization of excess deferred federal and state income taxes	(11)	(11)
Other	(3)	1
Total increase (decrease)	(6)	2
Total income tax expense (benefit)	$140	$126

(PPL Electric)
	Three Months
	2020	2019
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$33	$34
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	13	13
Amortization of excess deferred income taxes	(3)	(4)
Other	(2)	(1)
Total increase (decrease)	8	8
Total income tax expense (benefit)	$41	$42

(LKE)
	Three Months
	2020	2019
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$35	$33
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	7	6
Amortization of excess deferred federal and state income taxes	(7)	(6)
Other	(1)	(1)
Total increase (decrease)	(1)	(1)
Total income tax expense (benefit)	$34	$32

(LG&E)
	Three Months
	2020	2019
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$19	$17
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	3
Amortization of excess deferred federal and state income taxes	(3)	(3)
Other	(1)	—
Total increase (decrease)	—	—
Total income tax expense (benefit)	$19	$17

(KU)
	Three Months
	2020	2019
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$21	$22
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	4
Amortization of excess deferred federal and state income taxes	(4)	(3)
Other	(1)	(1)
Total increase (decrease)	(1)	—
Total income tax expense (benefit)	$20	$22

Other

2020 TCJA Regulatory Update (All Registrants)

The IRS issued proposed regulations for certain provisions of the TCJA in 2018, including rules relating to limitations on interest deductibility. These proposed regulations were issued in November 2018 and should not apply to the Registrants until the year in which the regulations are issued in final form, which is expected to be in 2020. It is uncertain what form the final regulations will take and, therefore, the Registrants cannot predict what impact the final regulations will have on the tax deductibility of interest expense. However, if the proposed regulations were issued as final in their current form, the Registrants could have a limitation on a portion of their interest expense deduction for tax purposes and such limitation could be significant. PPL expressed its views on these proposed regulations in a comment letter addressed to the IRS on February 26, 2019.
7. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Current Regulatory Assets:
Plant outage costs	$44	$32	$—	$—
Gas supply clause	5	8	—	—
Smart meter rider	15	13	15	13
Transmission formula rate	—	—	3	3
Transmission service charge	5	10	5	10
Other	6	4	—	—
Total current regulatory assets (a)	$75	$67	$23	$26

Noncurrent Regulatory Assets:
Defined benefit plans	$788	$800	$460	$467
Storm costs	34	39	12	15
Unamortized loss on debt	37	41	15	18
Interest rate swaps	29	22	—	—
Terminated interest rate swaps	80	81	—	—
Accumulated cost of removal of utility plant	222	220	222	220
AROs	282	279	—	—
Act 129 compliance rider	—	6	—	6
Other	5	4	1	—
Total noncurrent regulatory assets	$1,477	$1,492	$710	$726

	PPL		PPL Electric
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Current Regulatory Liabilities:
Generation supply charge	$24	$23	$24	$23
Environmental cost recovery	4	5	—	—
Universal service rider	5	9	5	9
Fuel adjustment clause	6	8	—	—
TCJA customer refund	46	61	46	59
Storm damage expense rider	8	5	8	5
Other	6	4	—	—
Total current regulatory liabilities	$99	$115	$83	$96

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$640	$640	$—	$—
Power purchase agreement - OVEC	49	51	—	—
Net deferred taxes	1,739	1,756	580	588
Defined benefit plans	53	51	13	11
Terminated interest rate swaps	68	68	—	—
Act 129 compliance rider	—	—	2	—
Other	8	6	—	—
Total noncurrent regulatory liabilities	$2,557	$2,572	$595	$599

	LKE		LG&E		KU
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Current Regulatory Assets:
Plant outage costs	$44	$32	$18	$16	$26	$16
Gas supply clause	5	8	5	8	—	—
Other	3	1	3	1	—	—
Total current regulatory assets	$52	$41	$26	$25	$26	$16

Noncurrent Regulatory Assets:
Defined benefit plans	$328	$333	$202	$206	$126	$127
Storm costs	22	24	14	14	8	10
Unamortized loss on debt	22	23	13	14	9	9
Interest rate swaps	29	22	29	22	—	—
Terminated interest rate swaps	80	81	47	47	33	34
AROs	282	279	77	76	205	203
Other	4	4	1	1	3	3
Total noncurrent regulatory assets	$767	$766	$383	$380	$384	$386

	LKE		LG&E		KU
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Current Regulatory Liabilities:
Environmental cost recovery	$4	$5	$—	$1	$4	$4
Demand side management	2	3	1	1	1	2
Fuel adjustment clause	6	8	—	—	6	8
Other	4	3	—	—	4	3
Total current regulatory liabilities	$16	$19	$1	$2	$15	$17

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$640	$640	$267	$266	$373	$374
Power purchase agreement - OVEC	49	51	34	35	15	16
Net deferred taxes	1,159	1,168	540	544	619	624
Defined benefit plans	40	40	—	—	40	40
Terminated interest rate swaps	68	68	34	34	34	34
Other	6	6	4	4	2	2
Total noncurrent regulatory liabilities	$1,962	$1,973	$879	$883	$1,083	$1,090

(a)	For PPL, these amounts are included in "Other current assets" on the Balance Sheets.

Regulatory Matters

Kentucky Activities

ECR Filings (PPL, LKE, LG&E and KU)

On March 31, 2020, LG&E and KU submitted applications to the KPSC for ECR rate treatment regarding upcoming environmental construction projects relating to the EPA's regulations addressing ELGs. The construction projects are expected to begin in 2020 and continue through 2024 and are estimated to cost approximately $405 million ($153 million at LG&E and $252 million at KU). The applications request an authorized 9.725% return on equity with respect to LG&E's and KU's ECR mechanisms consistent with the 2018 Kentucky rate cases approved in April 2019. Decisions on the applications are currently expected in September 2020.

Pennsylvania Activities

Act 129 (PPL and PPL Electric)

The Pennsylvania Public Utility Code requires electric distribution companies, including PPL Electric, to act as a DSP, which provides electricity generation supply service to customers pursuant to a PUC-approved default service procurement plan. The DSP is able to recover the costs associated with its default service procurement plan.

In March 2020, PPL Electric filed a Petition for Approval of a new default service program and procurement plan with the PUC for the period June 1, 2021 through May 31, 2025. This proceeding remains pending before the PUC. PPL Electric cannot predict the outcome of this proceeding.

Federal Matters

FERC Transmission Rate Filing

(PPL, LKE, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application seeks termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. Due to the development of robust, accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. In March 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, subject to FERC review and approval. In July 2019, LG&E and KU proposed their transition mechanism to the FERC and in September 2019, the FERC rejected the proposed transition mechanism and issued a separate order providing clarifications of certain aspects of the March order. In October 2019, LG&E and KU filed requests for rehearing and clarification on the two September orders. In November 2019, the FERC granted LG&E and KU's and other parties' rehearing requests. Additionally, certain petitions for review of FERC's orders have been filed by multiple parties, including LG&E and KU, at the D.C. Circuit Court of Appeals. LG&E and KU cannot predict the outcome of the proceedings. In February 2020, the D.C. Circuit Court of Appeals issued an order holding the various appeals in abeyance pending the FERC's rehearing process. LG&E and KU currently receive recovery of waivers and credits provided through other rate mechanisms.

(PPL and PPL Electric)

In April 2020, PPL Electric filed its annual transmission formula rate update with the FERC, reflecting a revised revenue requirement that will take effect in June 2020.

Other

Purchase of Receivables Program (PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for credit losses. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During the three months ended March 31, 2020 and 2019, PPL Electric purchased $311 million and $348 million of accounts receivable from alternate suppliers.

8. Financing Activities

Credit Arrangements and Short-term Debt

(All Registrants)

The Registrants maintain credit facilities to enhance liquidity, provide credit support and act as a backstop to commercial paper programs. For reporting purposes, on a consolidated basis, the credit facilities and commercial paper programs of PPL Electric, LKE, LG&E and KU also apply to PPL and the credit facilities and commercial paper programs of LG&E and KU also apply to LKE. The amounts listed in the borrowed column below are recorded as "Short-term debt" on the Balance Sheets. The following credit facilities were in place at:

	March 31, 2020					December 31, 2019
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
U.K.
WPD plc
Syndicated Credit Facility (a)	Jan. 2023	£210	£156	£—	£56	£155	£—
WPD (South West)
Syndicated Credit Facility (b)	July 2021	245	—	—	245	40	—
WPD (East Midlands)
Syndicated Credit Facility	July 2021	300	—	—	300	—	—
WPD (West Midlands)
Syndicated Credit Facility (c)	July 2021	300	54	—	246	48	—
Uncommitted Credit Facilities		100	—	4	96	—	4
Total U.K. Credit Facilities (d)		£1,155	£210	£4	£943	£243	£4
U.S.
PPL Capital Funding (e)
Syndicated Credit Facility	Jan. 2024	$1,450	$575	$180	$695	$—	$450
Term Loan Credit Facility	Mar. 2021	200	200	—	—	—	—
Bilateral Credit Facility	Mar. 2021	50	50	—	—	—	—
Bilateral Credit Facility	Mar. 2021	50	34	15	1	—	15
Total PPL Capital Funding Credit Facilities		$1,750	$859	$195	$696	$—	$465

PPL Electric
Syndicated Credit Facility (f)	Jan. 2024	$650	$85	$1	$564	$—	$1

LG&E
Syndicated Credit Facility (g)	Jan. 2024	$500	$100	$59	$341	$—	$238
Total LG&E Credit Facilities		$500	$100	$59	$341	$—	$238

KU
Syndicated Credit Facility (g)	Jan. 2024	$400	$100	$44	$256	$—	$150
Total KU Credit Facilities		$400	$100	$44	$256	$—	$150

(a)
The amounts borrowed at March 31, 2020 and December 31, 2019 were USD-denominated borrowings of $200 million for both periods, which bore interest at 2.43% and 2.52%. The interest rates on the borrowings are equal to one-month USD LIBOR plus a spread. The unused capacity reflects the amounts borrowed in GBP of £154 million as of the date borrowed.

(b)	The amount borrowed at December 31, 2019 was GBP-denominated borrowings which equated to $51 million and bore interest at 1.09%.

(c)
The amount borrowed at March 31, 2020 and December 31, 2019 were GBP-denominated borrowings which equated to $69 million and $62 million and bore interest at 1.11%. The interest rates on the borrowings are equal to one-month GBP LIBOR plus a margin.

(d)	At March 31, 2020, the unused capacity under the U.K. credit facilities was $1.2 billion.

(e)	The interest rates on the borrowings are based on one-month LIBOR plus a spread, which resulted in a weighted-average rate of 1.97% at March 31, 2020.

(f)	The interest rate on the borrowing is equal to one-month LIBOR plus a spread, which was 1.96% at March 31, 2020.

(g)	The interest rates on the borrowings are equal to one-month LIBOR plus a spread, which were 1.81% at March 31, 2020.

(PPL)

In March 2020, PPL Capital Funding entered into a $200 million term loan credit facility expiring in March 2021 and borrowed the full principal amount under the facility at an initial interest rate of 1.96%. The applicable interest rate on borrowings fluctuates periodically and is based on LIBOR plus a spread. The proceeds were used to repay short-term debt and for general corporate purposes.

On April 1, 2020, PPL Capital Funding entered into a $100 million term loan credit facility expiring in March 2021 and borrowed the full principal amount under the facility at an initial interest rate of 1.73%. The applicable interest rate on borrowings fluctuates periodically and is based on LIBOR plus a spread. The proceeds will be used to repay short-term debt and for general corporate purposes.

PPL has guaranteed PPL Capital Funding's obligations under these credit agreements.

(All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	March 31, 2020				December 31, 2019
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding	1.91%	$1,500	$180	$1,320	2.13%	$450
PPL Electric		650	—	650		—
LG&E	1.71%	350	59	291	2.07%	238
KU	1.65%	350	44	306	2.02%	150
Total		$2,850	$283	$2,567		$838

(PPL Electric, LKE, LG&E, and KU)

See Note 11 for discussion of intercompany borrowings.

Long-term Debt

(PPL)

On April 1, 2020, PPL Capital Funding entered into a $100 million term loan credit facility expiring in March 2022 and borrowed the full principal amount under the facility at an initial interest rate of 1.72%. The applicable interest rate on borrowings fluctuates periodically and is based on LIBOR plus a spread. The proceeds will be used to repay short-term debt and for general corporate purposes.

On April 1, 2020, PPL Capital Funding issued $1 billion of 4.125% Senior Notes due 2030. PPL Capital Funding received proceeds of $993 million, net of a discount and underwriting fees, which will be used to repay short-term debt and for general corporate purposes.

PPL has guaranteed PPL Capital Funding's obligations under the credit agreement and notes.

Equity Securities

ATM Program

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program, including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the three months ended March 31, 2020.

Distributions

In February 2020, PPL declared a quarterly common stock dividend, payable April 1, 2020, of 41.50 cents per share (equivalent to $1.66 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

	Pension Benefits
	Three Months
	U.S.		U.K.
	2020	2019	2020	2019
PPL
Service cost	$13	$13	$23	$17
Interest cost	38	41	36	47
Expected return on plan assets	(60)	(61)	(158)	(148)
Amortization of:
Prior service cost	2	2	—	—
Actuarial loss	20	13	54	24
Net periodic defined benefit costs (credits) before settlements	13	8	(45)	(60)
Settlements	—	1	—	—
Net periodic defined benefit costs (credits)	$13	$9	$(45)	$(60)

	Pension Benefits
	Three Months
	2020	2019
LKE
Service cost	$5	$6
Interest cost	16	16
Expected return on plan assets	(24)	(25)
Amortization of:
Prior service cost	2	2
Actuarial loss (a)	9	4
Net periodic defined benefit costs	$8	$3

(a)
As a result of treatment approved by the KPSC, the difference between actuarial loss calculated in accordance with LKE's accounting policy and actuarial loss calculated using a 15-year amortization period was $3 million for the three months ended March 31, 2020 and not significant for the three months ended March 31, 2019. This difference is recorded as a regulatory asset.

Pension Benefits
Three Months
2019 (a)
LG&E
Interest cost	$3
Expected return on plan assets	(6)
Amortization of:
Prior service cost	1
Actuarial loss	2
Net periodic defined benefit costs	$—

(a)	The pension plans sponsored by LKE and LG&E were merged effective January 1, 2020 into the LG&E and KU Pension Plan, sponsored by LKE

	Other Postretirement Benefits
	Three Months
	2020	2019
PPL
Service cost	$2	$1
Interest cost	5	6
Expected return on plan assets	(5)	(5)
Net periodic defined benefit costs	$2	$2

LKE
Service cost	$1	$1
Interest cost	2	2
Expected return on plan assets	(2)	(2)
Net periodic defined benefit costs	$1	$1

(PPL Electric, LG&E and KU)

PPL Electric is allocated costs of defined benefit plans sponsored by PPL Services and LG&E and KU are allocated costs of defined benefit plans sponsored by LKE. LG&E and KU are also allocated costs of defined benefit plans from LKS for defined benefit plans sponsored by LKE. See Note 11 for additional information on costs allocated to LG&E and KU from LKS. These allocations are based on participation in those plans, which management believes are reasonable. For the periods ended March 31, PPL Services allocated the following net periodic defined benefit costs to PPL Electric, and LKE allocated the following net periodic defined benefit costs to LG&E and KU:

	Three Months
	2020	2019
PPL Electric	$3	$3
LG&E (a)	3	1
KU	1	—

(a)	Allocations to LG&E increased in 2020 primarily due to the merger of plans sponsored by LKE and LG&E effective January 1, 2020 into the LG&E and KU Pension Plan.

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

Talen Montana, LLC v. PPL Corporation et al.

On October 29, 2018, Talen Montana filed a complaint against PPL and certain of its affiliates and current and former officers and directors in the First Judicial District of the State of Montana, Lewis & Clark County (Talen Direct Action). Talen Montana alleges that in November 2014, PPL and certain officers and directors improperly distributed to PPL's subsidiaries $733 million of the proceeds from the sale of Talen Montana's (then PPL Montana's) hydroelectric generating facilities, rendering PPL Montana insolvent. The complaint includes claims for, among other things, breach of fiduciary duty; aiding and abetting breach of fiduciary duty; breach of an LLC agreement; breach of the implied duty of good faith and fair dealing; tortious interference; negligent misrepresentation; and constructive fraud. Talen Montana is seeking unspecified damages, including punitive damages, and other relief. In December 2018, PPL moved to dismiss the Talen Direct Action for lack of jurisdiction and, in the alternative, to dismiss because Delaware is the appropriate forum to decide this case. In January 2019, Talen Montana dismissed without prejudice all current and former PPL Corporation directors from the case. The parties engaged in limited jurisdictional discovery, and the Court heard oral argument regarding the PPL parties' motion to dismiss on August 22, 2019. On December 4, 2019, the Court granted PPL's motion to dismiss and on December 26, 2019, a judgment dismissing all claims against all defendants with prejudice was signed by the Court. No appeal was filed and this matter is now concluded.

Talen Montana Retirement Plan and Talen Energy Marketing, LLC, Individually and on Behalf of All Others Similarly Situated v. PPL Corporation et al.

Also, on October 29, 2018, Talen Montana Retirement Plan and Talen Energy Marketing filed a putative class action complaint on behalf of current and contingent creditors of Talen Montana who allegedly suffered harm or allegedly will suffer reasonably foreseeable harm as a result of the November 2014 distribution. The action was filed in the Sixteenth Judicial District of the State of Montana, Rosebud County, against PPL and certain of its affiliates and current and former officers and directors (Talen Putative Class Action). The plaintiffs assert claims for, among other things, fraudulent transfer, both actual and constructive; recovery against subsequent transferees; civil conspiracy; aiding and abetting tortious conduct; and unjust enrichment. They are seeking avoidance of the purportedly fraudulent transfer, unspecified damages, including punitive damages, the imposition of a constructive trust, and other relief. In December 2018, PPL removed the Talen Putative Class Action from the Sixteenth Judicial District of the State of Montana to the United States District Court for the District of Montana, Billings Division (MT Federal Court). In January 2019, the plaintiffs moved to remand the Talen Putative Class Action back to state court, and dismissed without prejudice all current and former PPL Corporation directors from the case. In September 2019, the MT Federal Court granted plaintiffs' motion to remand the case back to state court, and the PPL defendants promptly petitioned the Ninth Circuit Court of Appeals to grant an appeal of the remand decision. On November 21, 2019, the Ninth Circuit Court of Appeals denied that request and on December 30, 2019, Talen Montana Retirement Plan filed a Second Amended Complaint in the Sixteenth Judicial District of the State of Montana, Rosebud County, which removed Talen Energy Marketing, LLC as a plaintiff. On January 31, 2020, PPL defendants filed a motion to dismiss the Second Amended Complaint. The Court has scheduled a hearing date of June 24, 2020 to hear oral argument regarding the motion to dismiss.

PPL Corporation et al. vs. Riverstone Holdings LLC, Talen Energy Corporation et al.

On November 30, 2018, PPL, certain PPL affiliates, and certain current and former officers and directors (PPL plaintiffs) filed a complaint in the Court of Chancery of the State of Delaware seeking various forms of relief against Riverstone, Talen Energy and certain of their affiliates (Delaware Action). In the complaint, the PPL plaintiffs ask the Delaware Court of Chancery for declaratory and injunctive relief. This includes a declaratory judgment that, under the separation agreement governing the spinoff of PPL Energy Supply, all related claims that arise must be heard in Delaware; that the statute of limitations in Delaware and the spinoff agreement bar these claims at this point; that PPL is not liable for the claims in either the Talen Direct Action or the Talen Putative Class Action as PPL Montana was solvent at all relevant times; and that the separation agreement requires that Talen Energy indemnify PPL for all losses arising from the debts of Talen Montana, among other things. PPL's complaint also seeks damages against Riverstone for interfering with the separation agreement and against Riverstone affiliates for breach of the implied covenant of good faith and fair dealing. The complaint was subsequently amended on January 11, 2019 and March 20, 2019, including to add claims related to indemnification with respect to the Talen Direct Action and the Talen Putative Class Action (together, the Montana Actions), request a declaration that the Montana Actions are time-barred under the spinoff agreements, and allege additional facts to support the tortious interference claim. In April 2019, the defendants filed motions to dismiss the amended complaint. In July 2019, the Court heard oral arguments from the parties regarding the motions to dismiss. On October 23, 2019, the Delaware Court of Chancery returned its opinion on the defendants’ motions to dismiss sustaining all of the PPL plaintiffs' claims except for the claim for breach of implied covenant of good faith and fair dealing. Discovery is underway; however, on January 30, 2020, Talen Energy filed a new motion to dismiss five of the remaining eight claims in the amended complaint. Oral argument on the motion to dismiss is scheduled for May 28, 2020. A tentative trial date has been scheduled for June 2021.

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

(PPL, LKE and KU)

E.W. Brown Environmental Claims

In July 2017, the Kentucky Waterways Alliance and the Sierra Club filed a citizen suit complaint against KU in the U.S. District Court for the Eastern District of Kentucky (U.S. District Court) alleging discharges at the E.W. Brown plant in violation of the Clean Water Act and the plant's water discharge permit and alleging contamination that may present an imminent and substantial endangerment in violation of the RCRA. The plaintiffs' suit relates to prior notices of intent to file a citizen suit submitted in October and November 2015 and October 2016. These plaintiffs sought injunctive relief ordering KU to take all actions necessary to comply with the Clean Water Act and RCRA, including ceasing the discharges in question, abating effects associated with prior discharges and eliminating the alleged imminent and substantial endangerment. These plaintiffs also sought assessment of civil penalties and an award of litigation costs and attorney fees. In December 2017, the U.S. District Court issued an Order dismissing the Clean Water Act and RCRA complaints against KU in their entirety. In January 2018, the plaintiffs appealed the dismissal Order to the U.S. Court of Appeals for the Sixth Circuit. In September 2018, the U.S. Court of Appeals for the Sixth Circuit issued its ruling affirming the lower court's decision to dismiss the Clean Water Act claims but reversing its dismissal of the RCRA claims against KU and remanding the latter to the U.S. District Court. In October 2018, KU filed a petition for rehearing to the U.S. Court of Appeals for the Sixth Circuit regarding the RCRA claims. In November 2018, the U.S. Court of Appeals for the Sixth Circuit denied KU's petition for rehearing regarding the RCRA claims. In January 2019, KU filed an answer to plaintiffs’ complaint in the U.S. District Court. A trial has been scheduled to begin in February 2021. PPL, LKE and KU cannot predict the outcome of these matters and an estimate or range of possible losses cannot be determined.

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

Air

Sulfuric Acid Mist Emissions (PPL, LKE and LG&E)

In June 2016, the EPA issued a notice of violation under the Clean Air Act alleging that LG&E violated applicable rules relating to sulfuric acid mist emissions at its Mill Creek plant. The notice alleges failure to install proper controls, failure to operate the facility consistent with good air pollution control practice, and causing emissions exceeding applicable requirements or constituting a nuisance or endangerment. LG&E believes it has complied with applicable regulations during the relevant time period. Discussions between the EPA and LG&E are ongoing. The parties have entered into a tolling agreement with respect to this matter through July 31, 2020. The parties are conducting negotiations regarding potential settlement of the matter. PPL, LKE and LG&E are unable to predict the outcome of this matter or the potential impact on operations of the Mill Creek plant, including increased capital or operating costs, and potential civil penalties or remedial measures, if any.

Water/Waste

(PPL, LKE, LG&E and KU)

ELGs

In 2015, the EPA finalized ELGs for wastewater discharge permits for new and existing steam electricity generating facilities. These guidelines require deployment of additional control technologies providing physical, chemical and biological treatment and mandate operational changes including "no discharge" requirements for certain wastewaters. The implementation date for individual generating stations was to be determined by the states on a case-by-case basis according to criteria provided by the EPA. Legal challenges to the final rule were consolidated before the U.S. Court of Appeals for the Fifth Circuit. In April 2017, the EPA announced that it would grant petitions for reconsideration of the rule. In September 2017, the EPA issued a rule to postpone the compliance date for certain requirements. On November 25, 2019, the EPA issued proposed revisions to its best available technology standards for certain wastewaters. The EPA expects to complete its reconsideration of best available technology standards by the fall of 2020. Upon completion of the ongoing regulatory proceedings, the rule will be implemented by the states in the course of their normal permitting activities. LG&E and KU are developing compliance strategies and schedules. PPL, LKE, LG&E and KU are unable to predict the outcome of the EPA's pending reconsideration of the rule or fully estimate compliance costs or timing. Additionally, certain aspects of these compliance plans and estimates relate to developments in state water quality standards, which are separate from the ELG rule or its implementation. Costs to comply with ELGs or other discharge limits are expected to be significant. Certain costs are included in the Registrants' capital plans and are subject to rate recovery. See Note 7 for additional information regarding LG&E’s and KU’s applications for ECR rate treatment of construction costs relating to regulations addressing ELGs.

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

In connection with the final CCR rule, LG&E and KU recorded adjustments to existing AROs beginning in 2015 and continue to record adjustments as required. See Note 15 for additional information. Further changes to AROs, current capital plans or operating costs may be required as estimates are refined based on closure developments, groundwater monitoring results, and regulatory or legal proceedings. Costs relating to this rule are subject to rate recovery.

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

As of March 31, 2020 and December 31, 2019, PPL Electric had a recorded liability of $10 million representing its best estimate of the probable loss incurred to remediate the sites identified above. Depending on the outcome of investigations at identified sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred. PPL Electric, LG&E and KU lack sufficient information about such additional sites to estimate any potential liability or range of reasonably possible losses, if any, related to these sites. Such costs, however, are not expected to be significant.

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

(All Registrants)

The table below details guarantees provided as of March 31, 2020. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities," for which PPL has a total recorded liability of $5 million at March 31, 2020 and December 31, 2019. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at March 31, 2020		Expiration Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$10	(b)	2022
WPD guarantee of pension and other obligations of unconsolidated entities	77	(c)
PPL Electric
Guarantee of inventory value	6	(d)	2020
LKE
Indemnification of lease termination and other divestitures	200	(e)	2021
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(f)

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

(c)
Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At March 31, 2020, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.

(d)
A third-party logistics firm provided inventory procurement and fulfillment services, whose contract was terminated as of March 2020. The logistics firm has title to the inventory, however, upon termination of the contracts, PPL Electric has guaranteed to purchase any remaining inventory that has not been used or sold.

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

(f)
Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. LKE's proportionate share of OVEC's outstanding debt was $109 million at March 31, 2020, consisting of LG&E's share of $76 million and KU's share of $33 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 13 in PPL's, LKE's, LG&E's and KU's 2019 Form 10-K for additional information on the OVEC power purchase contract.

In March 2018, a sponsor with a 4.85% pro-rata share of OVEC obligations filed for bankruptcy under Chapter 11 and, in August 2018, received a rejection order for the OVEC power purchase contract in the bankruptcy proceeding. In October 2019, the bankruptcy court issued an order confirming the sponsor's proposed reorganization plan. OVEC and other entities are challenging the contract rejection, the bankruptcy plan confirmation and regulatory aspects of the plan in various forums. In December 2019, an appellate court remanded the contract rejection issue and in March 2020 the FERC commenced a related proceeding. The plan was declared effective in February 2020, but certain aspects of the matter are subject to the on-going appellate, bankruptcy and regulatory proceedings, including issues relating to the appropriateness of the rejection of the OVEC power purchase agreement and regulatory appropriateness of the plan's confirmation. Periodically, OVEC and certain of its sponsors, including LG&E and KU, consider certain potential additional credit support actions to preserve OVEC's access to credit markets or mitigate risks or adverse impacts relating thereto, including addressing increased interest costs, establishing or continuing debt reserve accounts or other changes involving OVEC's existing short and long-term debt. The ultimate outcome of these matters, including the sponsor bankruptcy and related appellate or regulatory proceedings, OVEC structural or financial steps relating thereto and any other potential impact on LG&E's and KU's obligations relating to OVEC under the power purchase contract cannot be predicted.

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

Risks and Uncertainties (All Registrants)

The COVID-19 pandemic has disrupted the U.S. and global economies and continues to present extraordinary challenges to businesses, communities, workforces and markets. In the U.S. and throughout the world, governmental authorities have taken urgent and extensive actions to contain the spread of the virus and mitigate known or foreseeable impacts. In the Registrants’ service territories, mitigation measures have included quarantines, stay-at-home orders, travel restrictions, reduced operations or closures of businesses, schools and governmental agencies, and legislative or regulatory actions to address health or other pandemic-related concerns, all of which have the potential to adversely impact the Registrants' business and operations, especially if these measures remain in effect for a prolonged period of time.

To date, the Registrants have not experienced a significant impact on their business, results of operations, financial condition, liquidity, operations or on their supply chain as a result of COVID-19; however, the duration and severity of the outbreak and its ultimate effects on the global economy, the financial markets, or the Registrants’ workforce, customers and suppliers are uncertain. A protracted slowdown of broad sectors of the economy, prolonged or pervasive restrictions on businesses and their workforces, or significant changes in legislation or regulatory policy to address the COVID-19 pandemic all present significant risks to the Registrants. These or other unpredictable events resulting from the pandemic could further reduce customer demand for electricity and gas, impact the Registrants’ employees and supply chains, result in an increase in certain costs, delay payments or increase bad debts, or result in changes in the fair value of their assets and liabilities, which could materially and adversely affect the Registrants’ business, results of operations, financial condition or liquidity.

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

	Three Months
	2020	2019
PPL Electric from PPL Services	$12	$16
LKE from PPL Services	6	9
PPL Electric from PPL EU Services	41	37
LG&E from LKS	38	38
KU from LKS	41	43

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

Intercompany Borrowings

(PPL Electric)

PPL Energy Funding maintains a $650 million revolving line of credit with a PPL Electric subsidiary. No balance was outstanding at March 31, 2020 and December 31, 2019. The interest rates on borrowings are equal to one-month LIBOR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the Income Statements.

(LKE)

LKE maintains a $375 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. The interest rates on borrowings are equal to one-month LIBOR plus a spread. At March 31, 2020 and December 31, 2019, $242 million and $150 million were outstanding and reflected in "Notes payable with affiliates" on the Balance Sheets. The interest rates on the outstanding borrowings at March 31, 2020 and December 31, 2019 were 3.02% and 3.20%. Interest expense on the revolving line of credit was not significant for the three months ended March 31, 2020 and 2019.

LKE maintains an agreement with a PPL affiliate that has a $300 million borrowing limit whereby LKE can loan funds on a short-term basis at market-based rates. No balance was outstanding at March 31, 2020 and December 31, 2019. The interest rate on the loan is based on the PPL affiliate's credit rating and equal to one-month LIBOR plus a spread.

LKE maintains ten-year notes of $400 million and $250 million with a PPL affiliate with interest rates of 3.5% and 4%. At March 31, 2020 and December 31, 2019, the notes were reflected in "Long-term debt to affiliate" on the Balance Sheets. Interest expense on the $400 million note was $4 million for the three months ending March 31, 2020 and 2019. Interest expense on the $250 million note was $3 million for the three months ending March 31, 2020 and 2019.

(LG&E)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $500 million at an interest rate based on a market index of commercial paper issues. At March 31, 2020, LG&E had borrowings outstanding from KU in the amount of $21 million. This balance is reflected in “Notes payable with affiliates” on the Balance Sheets. No balances were outstanding at December 31, 2019.

(KU)

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to $500 million at an interest rate based on a market index of commercial paper issues. No balances were outstanding at March 31, 2020 and December 31, 2019.

VEBA Funds Receivable (PPL Electric)

In May 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay medical claims of active bargaining unit employees. Based on PPL Electric's participation in PPL’s Other Postretirement Benefit plan, PPL Electric was allocated a portion of the excess funds from PPL Services. These funds have been recorded as an intercompany receivable on PPL Electric's Balance Sheets. The receivable balance decreases as PPL Electric pays incurred medical claims and is reimbursed by PPL Services. The intercompany receivable balance associated with these funds was $32 million as of March 31, 2020 and December 31, 2019, of which $10 million was reflected in "Accounts receivable from affiliates" and $22 million was reflected in "Other noncurrent assets" on the PPL Electric Balance Sheets.

Other (PPL Electric, LG&E and KU)

See Note 9 for discussions regarding intercompany allocations associated with defined benefits.

12. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended March 31, were:

	Three Months
	2020	2019
Other Income
Economic foreign currency exchange contracts (Note 14)	$62	$(33)
Defined benefit plans - non-service credits (Note 9)	68	80
Interest income	1	6
AFUDC - equity component	3	5
Miscellaneous	1	6
Total Other Income	135	64
Other Expense
Charitable contributions	1	2
Miscellaneous	9	10
Total Other Expense	10	12
Other Income (Expense) - net	$125	$52

13. Fair Value Measurements

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models) and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. See Note 1 in each Registrant's 2019 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	March 31, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$915	$915	$—	$—	$815	$815	$—	$—
Restricted cash and cash equivalents (a)	21	21	—	—	21	21	—	—
Special use funds (a):
Money market fund	1	1	—	—	—	—	—	—
Commingled debt fund measured at NAV (b)	29	—	—	—	29	—	—	—
Commingled equity fund measured at NAV (b)	22	—	—	—	27	—	—	—
Total special use funds	52	1	—	—	56	—	—	—

	March 31, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Price risk management assets (c):
Foreign currency contracts	190	—	190	—	142	—	142	—
Cross-currency swaps	169	—	169	—	154	—	154	—
Total price risk management assets	359	—	359	—	296	—	296	—
Total assets	$1,347	$937	$359	$—	$1,188	$836	$296	$—

Liabilities
Price risk management liabilities (c):
Interest rate swaps	$34	$—	$34	$—	$21	$—	$21	$—
Foreign currency contracts	—	—	—	—	5	—	5	—
Total price risk management liabilities	$34	$—	$34	$—	$26	$—	$26	$—

PPL Electric
Assets
Cash and cash equivalents	$33	$33	$—	$—	$262	$262	$—	$—
Restricted cash and cash equivalents (a)	2	2	—	—	2	2	—	—
Total assets	$35	$35	$—	$—	$264	$264	$—	$—

LKE
Assets
Cash and cash equivalents	$47	$47	$—	$—	$27	$27	$—	$—
Cash collateral posted to counterparties (d)	1	1	—	—	—	—	—	—
Total assets	$48	$48	$—	$—	$27	$27	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$29	$—	$29	$—	$21	$—	$21	$—
Total price risk management liabilities	$29	$—	$29	$—	$21	$—	$21	$—

LG&E
Assets
Cash and cash equivalents	$7	$7	$—	$—	$15	$15	$—	$—
Cash collateral posted to counterparties (d)	1	1	—	—	—	—	—	—
Total assets	$8	$8	$—	$—	$15	$15	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$29	$—	$29	$—	$21	$—	$21	$—
Total price risk management liabilities	$29	$—	$29	$—	$21	$—	$21	$—

KU
Assets
Cash and cash equivalents	$40	$40	$—	$—	$12	$12	$—	$—
Total assets	$40	$40	$—	$—	$12	$12	$—	$—

(a)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

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

Special Use Funds

(PPL)

The special use funds are investments restricted for paying active union employee medical costs. In May 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA to be used to pay medical claims of active bargaining unit employees. The funds are invested primarily in commingled debt and equity funds measured at NAV and are classified as investments in equity securities. Changes in fair value of the funds are recorded to the Statements of Income.

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

	March 31, 2020		December 31, 2019
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$21,840	$25,175	$21,893	$25,481
PPL Electric	3,986	4,500	3,985	4,589
LKE	6,003	6,774	6,002	6,766
LG&E	2,005	2,254	2,005	2,278
KU	2,624	2,978	2,623	3,003

(a)	Amounts are net of debt issuance costs.

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

•
WPD is exposed to volumetric risk which is significantly mitigated as a result of the method of regulation in the U.K. Under the RIIO-ED1 price control regulations, recovery of such exposure occurs on a two year lag. See Note 1 in PPL's 2019 Form 10-K for additional information on revenue recognition under RIIO-ED1.

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

PPL had a $29 million and $14 million obligation to return cash collateral under master netting arrangements at March 31, 2020 and December 31, 2019.

LKE, LG&E and KU had no obligation to return cash collateral under master netting arrangements at March 31, 2020 and December 31, 2019.

PPL, LKE and LG&E posted $1 million of cash collateral under master netting arrangements at March 31, 2020. KU had no obligation to post cash collateral under master netting arrangements at March 31, 2020. PPL, LKE, LG&E and KU had no obligation to post cash collateral under master netting arrangements at December 31, 2019.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. At March 31, 2020, PPL held an aggregate notional value in interest rate swap contracts of £105 million (approximately $134 million based on spot rates) that mature in 2035 to hedge interest payments of WPD's anticipated September 2020 debt issuance.

At March 31, 2020, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $702 million that range in maturity from 2021 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three months ended March 31, 2020 and 2019, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At March 31, 2020, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At March 31, 2020, LG&E held contracts with a notional amount of $147 million that range in maturity through 2033.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. There were no contracts outstanding at March 31, 2020.

At March 31, 2020 and December 31, 2019, PPL had $32 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings. At March 31, 2020, the total exposure hedged by PPL was approximately £686 million (approximately $1.0 billion based on contracted rates). These contracts have termination dates ranging from April 2020 through July 2021.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts include certain full requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 7 for amounts recorded in regulatory assets and regulatory liabilities at March 31, 2020 and December 31, 2019.

See Note 1 in each Registrant's 2019 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	March 31, 2020				December 31, 2019
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$—	$5	$—	$4	$—	$—	$—	$4
Cross-currency swaps (b)	6	—	—	—	5	—	—	—
Foreign currency contracts	—	—	187	—	—	—	142	5
Total current	6	5	187	4	5	—	142	9
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	—	—	—	25	—	—	—	17
Cross-currency swaps (b)	163	—	—	—	149	—	—	—
Foreign currency contracts	—	—	3	—	—	—	—	—
Total noncurrent	163	—	3	25	149	—	—	17
Total derivatives	$169	$5	$190	$29	$154	$—	$142	$26

(a)
Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended March 31, 2020.

	Three Months		Three Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$(5)	Interest expense	$(3)
Cross-currency swaps	15	Other income (expense) - net	6
Total	$10		$3
Net Investment Hedges:
Foreign currency contracts	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months
Foreign currency contracts	Other income (expense) - net	$62
Interest rate swaps	Interest expense	(1)
	Total	$61
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$(8)

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended March 31, 2019.

	Three Months		Three Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$—	Interest expense	$(2)
Cross-currency swaps	(23)	Other income (expense) - net	(28)
Total	$(23)		$(30)
Net Investment Hedges:
Foreign currency contracts	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months
Foreign currency contracts	Other income (expense) - net	$(33)
Interest rate swaps	Interest expense	(1)
	Total	$(34)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$(1)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended March 31, 2020.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months
	Interest Expense	Other Income (Expense) - net

Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$248	$125
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(3)	—
Cross-currency swaps:
Hedged items	—	(6)
Amount of gain (loss) reclassified from AOCI to income	—	6

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	March 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$4	$—	$4
Total current	—	4	—	4

	March 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	25	—	17
Total noncurrent	—	25	—	17
Total derivatives	$—	$29	$—	$21

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended March 31, 2020.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months
Interest rate swaps	Interest expense	$(1)
	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$(8)

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
March 31, 2020
Treasury Derivatives
PPL	$359	$—	$29	$330	$34	$—	$1	$33
LKE	—	—	—	—	29	—	1	28
LG&E	—	—	—	—	29	—	1	28

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2019
Treasury Derivatives
PPL	$296	$5	$14	$277	$26	$5	$—	$21
LKE	—	—	—	—	21	—	—	21
LG&E	—	—	—	—	21	—	—	21

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

(PPL, LKE and LG&E)

At March 31, 2020, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

	PPL	LKE	LG&E
Aggregate fair value of derivative instruments in a net liability position with credit risk-related contingent features	$6	$2	$2
Aggregate fair value of collateral posted on these derivative instruments	—	—	—
Aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade (a)	6	2	2

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

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

The changes in the carrying amounts of AROs were as follows.

	PPL	LKE	LG&E	KU
Balance at December 31, 2019	$282	$215	$73	$142
Accretion	4	4	1	3
Changes in estimated timing or cost	18	18	—	18
Obligations settled	(20)	(20)	(7)	(13)
Balance at March 31, 2020	$284	$217	$67	$150

16. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended March 31 were as follows.

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives	Defined benefit plans
			Prior service costs	Actuarial gain (loss)	Total
PPL
December 31, 2019	$(1,425)	$(5)	$(18)	$(2,910)	$(4,358)
Amounts arising during the period	(61)	8	—	—	(53)
Reclassifications from AOCI	—	(3)	1	47	45
Net OCI during the period	(61)	5	1	47	(8)
March 31, 2020	$(1,486)	$—	$(17)	$(2,863)	$(4,366)

December 31, 2018	$(1,533)	$(7)	$(19)	$(2,405)	$(3,964)
Amounts arising during the period	294	(19)	—	(3)	272
Reclassifications from AOCI	—	24	—	21	45
Net OCI during the period	294	5	—	18	317
March 31, 2019	$(1,239)	$(2)	$(19)	$(2,387)	$(3,647)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the periods ended March 31.

	Three Months		Affected Line Item on the
Details about AOCI	2020	2019	Statements of Income
Qualifying derivatives
Interest rate swaps	$(3)	$(2)	Interest Expense
Cross-currency swaps	6	(28)	Other Income (Expense) - net
Total Pre-tax	3	(30)
Income Taxes	—	6
Total After-tax	3	(24)

Defined benefit plans
Prior service costs (a)	(1)	—
Net actuarial loss (a)	(59)	(26)
Total Pre-tax	(60)	(26)
Income Taxes	12	5
Total After-tax	(48)	(21)

Total reclassifications during the period	$(45)	$(45)

(a)	These AOCI components are included in the computation of net periodic defined benefit cost. See Note 9 for additional information.

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

The following should be read in conjunction with the Registrants' Condensed Consolidated Financial Statements and the accompanying Notes and with the Registrants' 2019 Form 10-K. Capitalized terms and abbreviations are defined in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides a description of each Registrant's business strategy and a discussion of important financial and operational developments.

•
"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2020 with the same period in 2019. For PPL, "Results of Operations" also includes "Segment Earnings" and "Adjusted Gross Margins," which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure.

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

(LKE)

LKE, acquired in 2010 and headquartered in Louisville, Kentucky, is a wholly owned subsidiary of PPL and a holding company that owns regulated utility operations through its subsidiaries, LG&E and KU, which constitute substantially all of LKE's assets. LG&E and KU are engaged in the generation, transmission, distribution and sale of electricity. LG&E also engages in the distribution and sale of natural gas. LG&E and KU maintain separate corporate identities and serve customers in Kentucky under their respective names. KU also serves customers in Virginia under the Old Dominion Power name.

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

Financial and Operational Developments

Outbreak of COVID-19 (All Registrants)

In recent weeks, the continued spread of COVID-19 has led to global economic disruption and volatility in financial markets. The Registrants have taken significant steps to mitigate the potential spread of COVID-19 to our customers, suppliers and employees. PPL has successfully implemented its company-wide pandemic plan, which guides the emergency response. Business continuity and other precautionary measures have been taken to ensure we can continue to safely provide reliable electricity and gas service to our customers. The Registrants have implemented social distancing measures for all employees including work from home arrangements where possible and continue to implement strong physical and cyber security measures to ensure that systems function effectively to serve operational and remote workforce needs. The Registrants continue to monitor developments affecting their workforces and customers and will take additional actions as appropriate to respond to changing conditions and mitigate the impacts.

This is a rapidly evolving situation that could lead to extended disruption of economic activity in the Registrants’ markets for an undetermined period of time. Lock-down or closure of non-essential businesses has occurred in each of the Registrants’ service territories, which has resulted in reductions in commercial and industrial demand and an increase in residential demand for electricity service. The financial impact of this net reduction in load was not material to the first quarter financial results. The impact on future periods will depend upon various factors, including the pace and extent to which the Registrants' jurisdictions reopen their economies and community response to the reopening of businesses as well as the extent that businesses continue work from home protocols. We cannot predict these factors and therefore cannot quantify the overall impact COVID-19 will have on our 2020 results of operations.

The Registrants are committed to supporting their customers and communities and have followed federal and state mandates to suspend disconnections for non-payment and new late fees and have worked to reconnect service for customers who had previously been disconnected, where required. Despite suspension of disconnections for non-payment, the Registrants have not experienced a significant reduction of cash receipts and have not adjusted their allowance for uncollectible accounts for potential additional expected credit losses. The Registrants will continue to monitor cash receipts to determine if future increases in their allowance for uncollectible accounts is required.

At March 31, 2020, the Registrants had approximately $3.1 billion of combined unused credit facility capacity. In addition, PPL Capital Funding, PPL Electric, LG&E and KU may, subject to certain conditions, increase their syndicated credit facilities in an aggregate amount of up to $1 billion. In addition, in early April 2020, PPL Capital Funding borrowed an additional $200 million aggregate amount under one and two-year term loan credit facilities and issued $1 billion in senior notes. Based on these actions the Registrants do not anticipate a significant impact on their financial condition or liquidity, and do not foresee difficulties in accessing the capital markets in the near-term. See Note 8 to the Financial Statements for additional information.

The Registrants have assessed the fair value of their assets and liabilities and no impairment charges were required. See “Goodwill Assessment” below for additional information on the interim goodwill impairment test performed for the U.K. Regulated segment reporting unit in the first quarter of 2020.

PPL’s pension plans continue to be well-funded as its liability-driven investment strategy and active management have mitigated investment losses resulting from recent market volatility and significant declines in equity values.

PPL has executed hedges to mitigate the foreign exchange risk to its U.K. earnings. The COVID-19 outbreak has put additional downward pressure on the GBP to U.S. dollar exchange rate. As of March 31, 2020, PPL's foreign exchange exposure related to budgeted earnings is approximately 86% hedged for 2020 at an average rate of $1.55 per GBP and approximately 8% hedged for 2021 at an average rate of $1.32 per GBP. Although PPL cannot predict the impact of COVID-19 on foreign exchange rates, the impact could be significant.

In response to COVID-19, on March 27, 2020, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). PPL evaluated the provisions of the CARES Act as of March 31, 2020 and believes there is no significant effect on its financial statements. Certain tax provisions may result in immaterial cash benefits in 2020.

To date, there has been no material impact on the Registrants’ business, results of operations, financial condition, liquidity or on their supply chain as a result of COVID-19; however, the ultimate severity or duration of the outbreak or its effects on the global economy, the capital markets, or the Registrants’ workforce, contractors, customers and suppliers is uncertain. The

Registrants cannot predict the ultimate impact COVID-19 will have on their financial position, results of operations, cash flows or liquidity.

Goodwill Assessment (PPL, LKE, LG&E and KU)

The COVID-19 pandemic has disrupted the U.S. and global economies and continues to present extraordinary challenges to businesses, communities, workforces and markets. In the U.S. and throughout the world, governmental authorities have taken urgent and extensive actions to contain the spread of the virus and mitigate known or foreseeable impacts. In the Registrants’ service territories, mitigation measures have included quarantines, stay-at-home orders, travel restrictions, reduced operations or closures of businesses, schools and governmental agencies, and legislative or regulatory actions to address health or other pandemic-related concerns, all of which have the potential to adversely impact the Registrants' business and operations, especially if these measures remain in effect for a prolonged period of time. PPL’s shares have experienced volatility and a decrease in market value since the outbreak of COVID-19.

PPL, LKE, LG&E and KU considered whether these events would more likely than not reduce the fair value of the Registrants’ reporting units below their carrying amounts. Based on our assessment, a quantitative impairment test was not required for the LKE, LG&E and KU reporting units, but was required for the U.K. Regulated segment reporting unit, the allocated goodwill of which was $2.5 billion at March 31, 2020. The test did not indicate impairment of the reporting unit.

Management used both discounted cash flows and market multiples, including implied RAV premiums, which required significant assumptions, to estimate the fair value of the reporting units. Significant assumptions used in the discounted cash flows include discount and growth rates, the finalization of RIIO-ED2, and projected operating and capital cash flows. Projected operating and capital cash flows are based on the internal business plans, which assume the occurrence of certain future events. Significant assumptions used in the market multiples include sector market performance and comparable transactions.

A high degree of judgment is required to develop estimates related to fair value conclusions. A decrease in the forecasted cash flows of 10%, an increase in the discount rate of 10%, or a 10% decrease in the market multiples would not have resulted in an impairment of goodwill for the U.K. Regulated segment reporting unit.

Although goodwill was not determined to be impaired at March 31, 2020, it is possible that an impairment charge could occur in future periods if PPL’s share price or any of the assumptions used in determining fair value of the reporting units are negatively impacted.

U.K. Corporation Tax Rate Change (PPL)

The U.K. corporation tax rate was scheduled to reduce from 19% to 17%, effective April 1, 2020. On March 11, 2020, the U.K. Spring Budget 2020 was announced and included a cancellation of the tax rate reduction to 17%. Maintaining the corporation tax rate at 19% for financial years 2020 and 2021 is expected to be included in the Finance Act 2020, which PPL expects will be approved and enacted into law in the third quarter of 2020. The impact of the cancellation of the corporate tax rate reduction, if enacted as proposed, would be an increase in deferred tax liabilities and a corresponding deferred tax cost of approximately $100 to $110 million.

U.S. Tax Reform (All Registrants)

The IRS issued proposed regulations for certain provisions of the TCJA in 2018, including rules relating to limitations on interest deductibility. These proposed regulations were issued in November 2018 and should not apply to the Registrants until the year in which the regulations are issued in final form, which is expected to be in 2020. It is uncertain what form the final regulations will take and, therefore, the Registrants cannot predict what impact the final regulations will have on the tax deductibility of interest expense. However, if the proposed regulations were issued as final in their current form, the Registrants could have a limitation on a portion of their interest expense deduction for tax purposes and such limitation could be significant. PPL expressed its views on these proposed regulations in a comment letter addressed to the IRS on February 26, 2019.

U.K. Membership in European Union (PPL)

In March 2017, the U.K. Government invoked Article 50 (Article 50) of the Lisbon Treaty, formally beginning the two-year period for the U.K. to negotiate an agreement specifying the terms of its withdrawal from the European Union (EU), popularly referred to as Brexit. After repeated extensions, in October 2019, the EU agreed to extend the Article 50 process until January

31, 2020. Following an early general election in December 2019, which resulted in a substantial Conservative Party Parliamentary majority, the U.K. and EU Parliaments voted to approve the EU withdrawal agreement negotiated by Prime Minister Boris Johnson.

The U.K. formally left the EU on January 31, 2020, entering a transition period that is scheduled to end on December 31, 2020. During the transition period, the U.K. will seek to negotiate a free trade arrangement with the EU and also negotiate new trade terms with countries outside of the EU. Significant uncertainty continues to surround the outcome of the transition period. PPL believes that its greatest risks relate to any extended period of depressed value of the GBP or the potential further decline in the value of the GBP compared to the U.S. dollar. A decline in the value of the GBP compared to the U.S. dollar will reduce the value of WPD's earnings to PPL.

PPL has executed hedges to mitigate the foreign exchange risk to its U.K. earnings. As of March 31, 2020, PPL's foreign exchange exposure related to budgeted earnings is approximately 86% hedged for 2020 at an average rate of $1.55 per GBP and approximately 8% hedged for 2021 at an average rate of $1.32 per GBP.

PPL cannot predict the impact, in either the short-term or long-term, on foreign exchange rates or PPL's financial condition that may be experienced as a result of the actions taken by the U.K. government to withdraw from the EU, although such impacts could be material.

PPL does not expect the financial condition and results of operations of WPD, itself, to change significantly as a result of Brexit. The regulatory environment and operation of WPD's businesses are not expected to change. RIIO-ED1, the current price control, with allowed revenues agreed with Ofgem runs through March 2023. The impact of a slower economy or recession on WPD would be mitigated in part because U.K. regulation provides that any reduction in the volume of electricity delivered will be recovered in allowed revenues in future periods through the K-factor adjustment. See "Item 1. Business - Segment Information - U.K. Regulated Segment" in PPL's 2019 Form 10-K for additional information on the current price control and K-factor adjustment. In addition, an increase in inflation would have a positive effect on revenues and RAV as annual inflation adjustments are applied to both revenues and RAV (and real returns are earned on inflated RAV). This impact, however, would be partially offset by higher operation and maintenance expenses and interest expense on index-linked debt. With respect to access to financing, WPD has substantial borrowing capacity under existing credit facilities and expects to continue to have access to all major financial markets. With respect to access to and cost of equipment and other materials, WPD management continues to review U.K. government issued advice on preparations for Brexit and has taken actions to mitigate potential increasing costs and disruption to its critical sources of supply. Additionally, less than 1% of WPD's employees are non-U.K. EU nationals and no change in their domicile is expected.

Regulatory Requirements

(All Registrants)

The Registrants cannot predict the impact that future regulatory requirements may have on their financial condition or results of operations.

(PPL, LKE, LG&E and KU)

The businesses of LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, and ELGs. See Notes 7, 10 and 15 to the Financial Statements for a discussion of these significant environmental matters. These and other stringent environmental requirements led PPL, LKE, LG&E and KU to retire approximately 1,000 MW of coal-fired generating plants in Kentucky since 2015.

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

FERC Transmission Rate Filing

(PPL, LKE, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application seeks termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. Due to the development of robust, accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. In March 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, subject to FERC review and approval. In July 2019, LG&E and KU proposed their transition mechanism to the FERC and in September 2019, the FERC rejected the proposed transition mechanism and issued a separate order providing clarifications of certain aspects of the March order. In October 2019, LG&E and KU filed requests for rehearing and clarification on the two September orders. In November 2019, the FERC granted LG&E and KU's and other parties' rehearing requests. Additionally, certain petitions for review of FERC's orders have been filed by multiple parties, including LG&E and KU, at the D.C. Circuit Court of Appeals. LG&E and KU cannot predict the outcome of the proceedings. In February 2020, the D.C. Circuit Court of Appeals issued an order holding the various appeals in abeyance pending the FERC's rehearing process. LG&E and KU currently receive recovery of waivers and credits provided through other rate mechanisms.

(PPL and PPL Electric)

In April 2020, PPL Electric filed its annual transmission formula rate update with the FERC, reflecting a revised revenue requirement that will take effect in June 2020.

Rate Case Proceedings

(LKE and KU)

In July 2019, KU filed a request with the VSCC for an increase in annual Virginia base electricity revenues of approximately $13 million, representing an increase of 18.2%. In January 2020, KU reached a partial settlement agreement including an increase in annual Virginia base electricity revenues of $9 million effective May 1, 2020, representing an increase of 12.9%. A hearing on the settlement and certain tariff provisions was held in January 2020. On April 6, 2020, the VSCC issued an order approving the settlement and Hearing Examiner tariff provision recommendations.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on PPL's Statements of Income, comparing the three months ended March 31, 2020 with the same period in 2019. The "Segment Earnings" and "Adjusted Gross Margins" discussions for PPL provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure.

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

(PPL Electric, LKE, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LKE, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2020 with the same period in 2019.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis, Segment Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the period ended March 31 includes the following results.

	Three Months
	2020	2019	$ Change
Operating Revenues	$2,054	$2,079	$(25)
Operating Expenses
Operation
Fuel	163	194	(31)
Energy purchases	201	250	(49)
Other operation and maintenance	476	490	(14)
Depreciation	317	284	33
Taxes, other than income	80	80	—
Total Operating Expenses	1,237	1,298	(61)
Other Income (Expense) - net	125	52	73
Interest Expense	248	241	7
Income Taxes	140	126	14
Net Income	$554	$466	$88

Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
Domestic:
PPL Electric Distribution volumes (a)	$(24)
PPL Electric PLR (b)	(27)
PPL Electric Transmission Formula Rate (c)	16
LKE Retail Rates (d)	49
LKE ECR (e)	19
LKE Fuel and other energy purchase prices (f)	(21)
LKE Municipal supply (g)	(22)
LKE Volumes (h)	(38)
Other	(8)
Total Domestic	(56)
U.K.:
Price	18
Foreign currency exchange rates	9
Other	4
Total U.K.	31
Total	$(25)

(a)	The decrease was primarily due to warmer weather in 2020.

(b)	The decrease was primarily due to lower energy volumes of $16 million primarily due to warmer weather in 2020 and lower energy prices of $11 million.

(c)	The increase was primarily due to increased returns on capital investments.

(d)	The increase was primarily due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.

(e)	The increase was primarily due to higher recoverable depreciation expense as a result of higher depreciation rates effective May 1, 2019.

(f)	The decrease was primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs.

(g)	The decrease was primarily due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019

(h)	The decrease was primarily due to weather.

Fuel

Fuel decreased $31 million primarily due to a $13 million decrease in volumes driven by weather, a $10 million decrease in commodity costs and an $8 million decrease in volumes driven by the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

Energy Purchases

Energy purchases decreased $49 million primarily due to lower PLR prices of $18 million and lower PLR volumes of $14 million at PPL Electric as well as a $14 million decrease in commodity costs at LKE.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

Three Months
Domestic:
PPL Electric storm costs	$(16)
LKE plant operations and maintenance	(3)
LKE administrative and general	(5)
Other	(2)
U.K.:
Pension	2
Foreign currency exchange rates	2
Third-party engineering	2
Other	6
Total	$(14)

Depreciation

The increase in depreciation was due to:

Three Months
Additions to PP&E, net	$11
Foreign currency exchange rates	1
Depreciation rates (a)	19
Other	2
Total	$33

(a)	Higher depreciation rates were effective May 1, 2019 at LG&E and KU.

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net was due to:

Three Months
Economic foreign currency exchange contracts (Note 14)	$95
Defined benefit plans - non-service credits (Note 9)	(12)
Other	(10)
Total	$73

Interest Expense

The increase (decrease) in interest expense was due to:

Three Months
Long-term debt interest expense	$8
Short-term debt interest expense	(2)
Foreign currency exchange rates	1
Total	$7

Income Taxes

Income taxes increased by $14 million primarily due to a change in pre-tax income. See Note 6 to the Financial Statements for additional information on income taxes.

Segment Earnings

PPL's Net Income by reportable segment for the period ended March 31 was as follows:

	Three Months
	2020	2019	$ Change
U.K. Regulated	$340	$264	$76
Kentucky Regulated	127	117	10
Pennsylvania Regulated	118	121	(3)
Corporate and Other (a)	(31)	(36)	5
Net Income	$554	$466	$88

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

PPL's Earnings from Ongoing Operations by reportable segment for the period ended March 31 were as follows:

	Three Months
	2020	2019	$ Change
U.K. Regulated	$298	$304	$(6)
Kentucky Regulated	127	117	10
Pennsylvania Regulated	118	121	(3)
Corporate and Other	(29)	(34)	5
Earnings from Ongoing Operations	$514	$508	$6

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global, which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from GBP into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs and certain acquisition-related financing costs. The U.K. Regulated segment represents 61% of PPL's Net Income for the three months ended March 31, 2020 and 39% of PPL's assets at March 31, 2020.

Net Income and Earnings from Ongoing Operations for the period ended March 31 include the following results.

	Three Months
	2020	2019	$ Change
Operating revenues	$614	$583	$31
Other operation and maintenance	129	118	11
Depreciation	66	62	4
Taxes, other than income	33	32	1
Total operating expenses	228	212	16
Other Income (Expense) - net	130	45	85
Interest Expense	102	99	3
Income Taxes	74	53	21
Net Income	340	264	76
Less: Special Items	42	(40)	82
Earnings from Ongoing Operations	$298	$304	$(6)

The following after-tax gains (losses), which management considers special items, impacted the U.K. Regulated segment's results and are excluded from Earnings from Ongoing Operations during the period ended March 31.

	Income Statement Line Item	Three Months
		2020	2019
Foreign currency economic hedges, net of tax of ($11), $11 (a)	Other Income (Expense) - net	$42	$(40)
Total Special Items		$42	$(40)

(a)	Unrealized gains (losses) on contracts that economically hedge anticipated GBP-denominated earnings.

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

Three Months
U.K.
U.K. Adjusted Gross Margins	$20
Other operation and maintenance	(10)
Depreciation	(4)
Other Income (Expense) - net	(11)
Interest expense	(2)
Income taxes	1
U.S.
Income taxes	(1)
Other	3
Foreign currency exchange, after-tax	(2)
Earnings from Ongoing Operations	(6)
Special items, after-tax	82
Net Income	$76

U.K.

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of U.K. Adjusted Gross Margins.

•	Higher other operation and maintenance expense primarily from increases in various costs that were not individually significant in comparison to the prior year.

•	Lower other income (expense) - net primarily from lower pension income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations conducted by LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain acquisition-related financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 23% of PPL's Net Income for the three months ended March 31, 2020 and 34% of PPL's assets at March 31, 2020.

Net Income and Earnings from Ongoing Operations for the period ended March 31 include the following results.

	Three Months
	2020	2019	$ Change
Operating revenues	$825	$845	$(20)
Fuel	163	194	(31)
Energy purchases	57	79	(22)
Other operation and maintenance	204	214	(10)
Depreciation	149	123	26
Taxes, other than income	18	18	—
Total operating expenses	591	628	(37)
Other Income (Expense) - net		—	—
Interest Expense	75	70	5
Income Taxes	32	30	2
Net Income	127	117	10
Less: Special Items (a)	—	—	—
Earnings from Ongoing Operations	$127	$117	$10

(a)	There are no items that management considers special for the periods presented.

The changes in the components of the Kentucky Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Kentucky Adjusted Gross Margins on separate lines and not in their respective Statement of Income line items.

Three Months
Kentucky Adjusted Gross Margins	$17
Other operation and maintenance	9
Depreciation	(8)
Taxes, other than income	(1)
Interest Expense	(5)
Income Taxes	(2)
Net Income	$10

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Kentucky Adjusted Gross Margins.

•	Lower other operation and maintenance expense primarily from decreases in various costs that were not individually significant in comparison to the prior year.

•
Higher depreciation expense primarily due to a $5 million increase related to higher depreciation rates effective May 1, 2019 and a $3 million increase related to additional assets placed into service, net of retirements.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. In addition, certain costs are allocated to the Pennsylvania Regulated segment. The Pennsylvania Regulated segment represents 21% of PPL's Net Income for the three months ended March 31, 2020 and 26% of PPL's assets at March 31, 2020.

Net Income and Earnings from Ongoing Operations for the period ended March 31 include the following results.

	Three Months
	2020	2019	$ Change
Operating revenues	$608	$645	$(37)
Energy purchases	144	171	(27)
Other operation and maintenance	137	150	(13)
Depreciation	98	95	3
Taxes, other than income	30	31	(1)
Total operating expenses	409	447	(38)
Other Income (Expense) - net	4	7	(3)
Interest Expense	44	42	2
Income Taxes	41	42	(1)
Net Income	118	121	(3)
Less: Special Item (a)	—	—	—
Earnings from Ongoing Operations	$118	$121	$(3)

(a)	There are no items that management considers special for the periods presented.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Pennsylvania Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

Three Months
Pennsylvania Adjusted Gross Margins	$(2)
Other operation and maintenance	5
Depreciation	(1)
Taxes, other than income	(1)
Other Income (Expense) - net	(3)
Interest Expense	(2)
Income Taxes	1
Net Income	$(3)

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Pennsylvania Adjusted Gross Margins.

•	Lower other operation and maintenance expense primarily due to lower storm costs of $11 million, partially offset by higher project cancellation costs of $6 million.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the period ended March 31.

	2020 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$340	$127	$118	$(31)	$554
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of ($11)	42	—	—	—	42
Talen litigation costs, net of tax of $1 (a)	—	—	—	(2)	(2)
Total Special Items	42	—	—	(2)	40
Earnings from Ongoing Operations	$298	$127	$118	$(29)	$514

	2019 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$264	$117	$121	$(36)	$466
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $11	(40)	—	—	—	(40)
Talen litigation costs, net of tax of $0 (a)	—	—	—	(2)	(2)
Total Special Items	(40)	—	—	(2)	(42)
Earnings from Ongoing Operations	$304	$117	$121	$(34)	$508

(a)	PPL incurred legal expenses related to litigation with its former affiliate, Talen Montana. See Note 10 to the Financial Statements for additional information.

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

Changes in Adjusted Gross Margins

The following table shows Adjusted Gross Margins by PPL's reportable segment and by component, as applicable, for the period ended March 31 as well as the change between period. The factors that gave rise to the changes are described following the table.

	Three Months
	2020	2019	$ Change
U.K. Regulated
U.K. Adjusted Gross Margins	$575	$546	$29
Impact of changes in foreign currency exchange rates			9
U.K. Adjusted Gross Margins excluding impact of foreign currency exchange rates			$20

Kentucky Regulated
Kentucky Adjusted Gross Margins
Total Kentucky Adjusted Gross Margins	$547	$530	$17

Pennsylvania Regulated
Pennsylvania Adjusted Gross Margins
Distribution	$242	$260	$(18)
Transmission	159	143	16
Total Pennsylvania Adjusted Gross Margins	$401	$403	$(2)

U.K. Adjusted Gross Margins

U.K. Adjusted Gross Margins, excluding the impact of changes in foreign currency exchange rates, increased primarily due to the April 1, 2019 price increase.

Kentucky Adjusted Gross Margins

Kentucky Adjusted Gross Margins increased primarily due to higher retail rates approved by the KPSC of $49 million, inclusive of the termination of the TCJA bill credit mechanism, partially offset by $17 million of decreased sales volumes primarily due to weather and a $14 million decrease due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

Pennsylvania Adjusted Gross Margins

Distribution

Distribution Adjusted Gross Margins decreased $26 million due to lower volumes primarily as a result of warmer weather in 2020, partially offset by $8 million of returns on additional distribution system improvement capital investments.

Transmission

Transmission Adjusted Gross Margins increased primarily due to returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability.

Reconciliation of Adjusted Gross Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended March 31.

	2020 Three Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$605	(c)	$825	$608	$16	$2,054
Operating Expenses
Fuel	—		163	—	—	163
Energy purchases	—		57	144	—	201
Other operation and maintenance	30		21	23	402	476
Depreciation	—		37	12	268	317
Taxes, other than income	—		—	28	52	80
Total Operating Expenses	30		278	207	722	1,237
Total	$575		$547	$401	$(706)	$817

	2019 Three Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$574	(c)	$845	$645	$15	$2,079
Operating Expenses
Fuel	—		194	—	—	194
Energy purchases	—		79	171	—	250
Other operation and maintenance	28		22	31	409	490
Depreciation	—		19	10	255	284
Taxes, other than income	—		1	30	49	80
Total Operating Expenses	28		315	242	713	1,298
Total	$546		$530	$403	$(698)	$781

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

(c)	Excludes ancillary revenues of $9 million for the three months ended March 31, 2020 and 2019.

PPL Electric: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2020	2019	$ Change
Operating Revenues	$608	$645	$(37)
Operating Expenses
Operation
Energy purchases	144	171	(27)
Other operation and maintenance	137	150	(13)
Depreciation	98	95	3
Taxes, other than income	30	31	(1)
Total Operating Expenses	409	447	(38)
Other Income (Expense) - net	3	5	(2)
Interest Income from Affiliate	1	2	(1)
Interest Expense	44	42	2
Income Taxes	41	42	(1)
Net Income	$118	$121	$(3)

Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
Distribution volume (a)	$(24)
PLR (b)	(27)
Transmission Formula Rate (c)	16
Other	(2)
Total	$(37)

(a)	The decrease was primarily due to warmer weather in 2020.

(b)	The decrease was primarily due to lower energy volumes of $16 million primarily due to warmer weather in 2020 and lower energy prices of $11 million.

(c)	The increase was primarily due to increased returns on capital investments.

Energy Purchases

Energy purchases decreased $27 million primarily due to lower PLR prices of $18 million and lower PLR volumes of $14 million, partially offset by higher transmission enhancement expenses of $6 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

Three Months
Storm costs	$(16)
Act 129	(3)
Bad debts	(2)
Canceled projects	6
Other	2
Total	$(13)

LKE: Statement of Income Analysis

Statement of Income Analysis

Net income for the period ended March 31 includes the following results.

	Three Months
	2020	2019	$ Change
Operating Revenues	$825	$845	$(20)
Operating Expenses
Operation
Fuel	163	194	(31)
Energy purchases	57	79	(22)
Other operation and maintenance	204	214	(10)
Depreciation	149	123	26
Taxes, other than income	18	18	—
Total Operating Expenses	591	628	(37)
Interest Expense	58	54	4
Interest Expense with Affiliate	7	7	—
Income Taxes	34	32	2
Net Income	$135	$124	$11

Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
Retail rates (a)	$49
ECR (b)	19
Fuel and other energy prices (c)	(21)
Municipal supply (d)	(22)
Volumes (e)	(38)
Other	(7)
Total	$(20)

(a)	The increase was primarily due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.

(b)	The increase was primarily due to higher recoverable depreciation expense as a result of higher depreciation rates effective May 1, 2019.

(c)	The decrease was primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs.

(d)	The decrease was primarily due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

(e)	The decrease was primarily due to weather.

Fuel

Fuel decreased $31 million primarily due to a $13 million decrease in volumes driven by weather, a $10 million decrease in commodity costs and an $8 million decrease in volumes driven by the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

Energy Purchases

Energy purchases decreased $22 million primarily due to a $14 million decrease in commodity costs and a $6 million decrease in gas volumes driven by weather.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

Three Months
Administrative and general	$(5)
Plant operations and maintenance	(3)
Other	(2)
Total	$(10)

Depreciation

Depreciation increased $26 million primarily due to a $19 million increase related to higher depreciation rates effective May 1, 2019 and an $6 million increase related to additional assets placed into service, net of retirements.

LG&E: Statement of Income Analysis

Statement of Income Analysis

Net income for the period ended March 31 includes the following results.

	Three Months
	2020	2019	$ Change
Operating Revenues
Retail and wholesale	$393	$397	$(4)
Electric revenue from affiliate	14	13	1
Total Operating Revenues	407	410	(3)
Operating Expenses
Operation
Fuel	74	78	(4)
Energy purchases	52	74	(22)
Energy purchases from affiliate	—	2	(2)
Other operation and maintenance	92	94	(2)
Depreciation	64	51	13
Taxes, other than income	10	9	1
Total Operating Expenses	292	308	(16)
Other Income (Expense) - net	(1)	—	(1)
Interest Expense	22	21	1
Income Taxes	19	17	2
Net Income	$73	$64	$9

Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
Retail rates (a)	$20
ECR (b)	8
Fuel and other energy prices (c)	(12)
Volumes (d)	(18)
Other	(1)
Total	$(3)

(a)	The increase was primarily due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.

(b)	The increase was primarily due to higher recoverable depreciation expense as a result of higher depreciation rates effective May 1, 2019.

(c)	The decrease was primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs.

(d)	The decrease was primarily due to weather.

Fuel

Fuel decreased $4 million primarily due to a $3 decrease in commodity costs and a $1 decrease in volumes driven by weather.

Energy Purchases

Energy purchases decreased $22 million primarily due to a $14 million decrease in commodity costs and a $6 million decrease in gas volumes driven by weather.

Depreciation

Depreciation increased $13 million primarily due to a $9 million increase related to higher depreciation rates effective May 1, 2019 and a $4 million increase related to additional assets placed into service, net of retirements.

KU: Statement of Income Analysis

Statement of Income Analysis

Net income for the period ended March 31 includes the following results.

	Three Months
	2020	2019	$ Change
Operating Revenues
Retail and wholesale	$432	$448	$(16)
Electric revenue from affiliate	—	2	(2)
Total Operating Revenues	432	450	(18)
Operating Expenses
Operation
Fuel	89	116	(27)
Energy purchases	5	5	—
Energy purchases from affiliate	14	13	1
Other operation and maintenance	104	108	(4)
Depreciation	84	72	12
Taxes, other than income	9	9	—
Total Operating Expenses	305	323	(18)
Other Income (Expense) - net	1	2	(1)
Interest Expense	28	26	2
Income Taxes	20	22	(2)
Net Income	$80	$81	$(1)

Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
Municipal supply (a)	$(22)
Volumes (b)	(20)
Fuel and other energy prices (c)	(9)
ECR (d)	11
Retail rates (e)	29
Other	(7)
Total	$(18)

(a)	The decrease was primarily due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

(b)	The decrease was primarily due to weather.

(c)	The decrease was primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs.

(d)	The increase was primarily due to higher recoverable depreciation expense as a result of higher depreciation rates effective May 1, 2019.

(e)	The increase was due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.

Fuel

Fuel decreased $27 million primarily due to a $12 million decrease in volumes driven by weather, an $8 million decrease in volumes driven by the termination of eight supply contracts with Kentucky municipalities on April 30, 2019 and a $7 million decrease in commodity.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

Three Months
Plant operations and maintenance	$(2)
Administrative and general	(1)
Other	(1)
Total	$(4)

Depreciation

Depreciation increased $12 million primarily due to a $10 million increase related to higher depreciation rates effective May 1, 2019 and a $2 million increase related to additional assets placed into service, net of retirements.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL (a)	PPL Electric	LKE	LG&E	KU
March 31, 2020
Cash and cash equivalents	$915	$33	$47	$7	$40
Short-term debt	1,696	85	303	159	144
Long-term debt due within one year	1,170	—	975	—	500
Notes payable with affiliates		—	242	21	—

December 31, 2019
Cash and cash equivalents	$815	$262	$27	$15	$12
Short-term debt	1,151	—	388	238	150
Long-term debt due within one year	1,172	—	975	—	500
Notes payable with affiliates		—	150	—	—

(a)
At March 31, 2020, $174 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate an incremental U.S. tax cost. See Note 6 to the Financial Statements in PPL's 2019 Form 10-K for additional information on undistributed earnings of WPD.

Net cash provided by (used in) operating, investing and financing activities for the three month periods ended March 31, and the changes between periods, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2020
Operating activities	$692	$132	$320	$171	$193
Investing activities	(833)	(281)	(255)	(117)	(159)
Financing activities	240	(80)	(45)	(62)	(6)
2019
Operating activities	$474	$81	$270	$157	$174
Investing activities	(722)	(264)	(278)	(117)	(161)
Financing activities	142	(61)	6	(41)	(14)
Change - Cash Provided (Used)
Operating activities	$218	$51	$50	$14	$19
Investing activities	(111)	(17)	23	—	2
Financing activities	98	(19)	(51)	(21)	8

Operating Activities

The components of the change in cash provided by (used in) operating activities for the three months ended March 31, 2020 compared with 2019 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Net income	$88	$(3)	$11	$9	$(1)
Non-cash components	(44)	29	18	(3)	2
Working capital	98	14	7	12	8
Defined benefit plan funding	2	—	(2)	(4)	(1)
Other operating activities	74	11	16	—	11
Total	$218	$51	$50	$14	$19

(PPL)

PPL's cash provided by operating activities in 2020 increased $218 million compared with 2019.

•
Net income increased $88 million between the periods and included a decrease in non-cash charges of $44 million. The decrease in non-cash charges was primarily due to an increase in unrealized gains on hedging activities, partially offset by an increase in depreciation expense (primarily due to higher depreciation rates and additional assets placed into service, net of retirements), an increase in deferred income taxes (due to book versus tax plant timing differences and Federal net operating losses) and a decrease in the U.K. net periodic defined benefit credits (primarily due to higher levels of unrecognized losses being amortized).

•
The $98 million increase in cash from changes in working capital was primarily due to an increase in accounts payable (primarily due to timing of payments), a decrease in accounts receivable (primarily due to timing of receipts) and a decrease in unbilled revenues (primarily due to weather).

•
The $74 million increase in cash provided by other operating activities was primarily due to an increase in non-current regulatory liabilities, an increase in accrued pension obligation and an increase in ARO expenditures.

(PPL Electric)

PPL Electric's cash provided by operating activities in 2020 increased $51 million compared with 2019.

•
Net income decreased $3 million between the periods and included an increase in non-cash components of $29 million. The increase in non-cash components was primarily due to a $16 million increase in deferred income taxes (due to book versus tax plant timing differences and Federal net operating losses) and a $10 million increase in other expenses (primarily due to an increase in canceled projects).

•
The $14 million increase in cash from changes in working capital was primarily due to a decrease in unbilled revenues (primarily due to weather) and a decrease in prepayments (primarily due to timing of prepayments including gross receipt tax and other income tax prepayments), partially offset by a decrease in accounts payable (primarily due to timing of payments).

•
The $11 million increase in cash provided by other operating activities was primarily due to an increase in other liabilities (primarily due to an increase in accrued pension obligations and noncurrent regulatory liabilities).

(LKE)

LKE's cash provided by operating activities in 2020 increased $50 million compared with 2019.

•
Net income increased $11 million between the periods and included an increase in non-cash components of $18 million. The increase in non-cash components was primarily driven by an increase in depreciation expense (primarily due to higher depreciation rates and additional assets placed into service, net of retirements).

•
The increase in cash from changes in working capital was primarily driven by an increase in accounts payable (primarily due to timing of payments), a decrease in accounts receivable (primarily due to weather) and an increase in interest payable (primarily due to higher interest rates and higher outstanding debt) partially offset by a decrease in other current liabilities (primarily due to timing of payments).

•	The increase in cash provided by other operating activities was driven primarily by a decrease in ARO expenditures.

(LG&E)

LG&E's cash provided by operating activities in 2020 increased $14 million compared with 2019.

•
Net income increased $9 million between the periods and included a decrease in non-cash components of $3 million. The decrease in non-cash components was primarily driven by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences) and a decrease in amortization expense (primarily due to amortization of regulatory liabilities beginning May 1, 2019), partially offset by an increase in depreciation expense (primarily due to higher depreciation rates and additional assets placed into service, net of retirements).

•
The increase in cash from changes in working capital was primarily driven by an increase in taxes payable (primarily due to timing of payments), an increase in interest payable (primarily due to higher interest rates and higher outstanding debt), partially offset by a decrease in other current liabilities (primarily due to timing of payments) and a decrease in accounts payable (primarily due to timing of payments).

(KU)

KU's cash provided by operating activities in 2020 increased $19 million compared with 2019.

•
Net income decreased $1 million between the periods and included an increase in non-cash charges of $2 million. The increase in non-cash components was driven by an increase in depreciation expense (primarily due to higher depreciation rates and additional assets placed into service, net of retirements), partially offset by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences).

•
The increase in cash from changes in working capital was primarily driven by an increase in accounts payable (primarily due to timing of payments), an increase in taxes payable (primarily due to timing of payments) and a decrease in unbilled revenues (primarily due to weather), partially offset by a decrease in other current liabilities (primarily due to timing of payments) and an increase in net regulatory assets and liabilities (primarily due to the timing of rate recovery mechanisms).

•	The increase in cash provided by other operating activities was driven primarily by a decrease in ARO expenditures.

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities for the three months ended March 31, 2020 compared with 2019 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Expenditures for PP&E	$(97)	$(16)	$23	$—	$23
Purchase of investments	55	—	—	—	—
Proceeds from the sale of investments	(57)	—	—	—	—
Notes receivable with affiliate	—	—	—	—	(21)
Other investing activities	(12)	—	—	—	—
Total	$(111)	$(16)	$23	$—	$2

For PPL, the increase in expenditures for PP&E was due to higher project expenditures at WPD and PPL Electric, partially offset by a decrease in project expenditures at LKE and KU. The increase in expenditures at WPD was primarily due to an increase in expenditures to enhance system reliability and an increase in foreign currency exchange rates. The increase in expenditures at PPL Electric was primarily due to timing differences on capital spending projects related to the ongoing efforts to improve reliability and replace aging infrastructure. The decrease in expenditures at LKE was primarily due to decreased spending for environmental water projects at LG&E and KU's Trimble County plant, LG&E's Mill Creek plant and KU's Ghent plant, partially offset by spending on various other projects at LG&E and KU that are not individually significant.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the three months ended March 31, 2020 compared with 2019 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Stock issuances/redemptions, net	$(2)	$—	$—	$—	$—
Dividends	(21)	(45)	—	1	2
Capital contributions/distributions, net	—	—	4	25	9
Issuance of term loan	200	—	—	—	—
Change in short-term debt, net	(79)	25	(73)	(69)	(4)
Notes payable with affiliate		—	18	21	—
Other financing activities	—	1	—	1	1
Total	$98	$(19)	$(51)	$(21)	$8

See Note 8 to the Financial Statements in this Form 10-Q for information on 2020 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 8 to the Financial Statements in the Registrants' 2019 Form 10-K for information on 2019 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At March 31, 2020, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,700	$825	$180	$695
PPL Electric Credit Facility	650	85	1	564

LG&E Credit Facilities	500	100	59	341
KU Credit Facilities	400	100	44	256
Total LKE	900	200	103	597
Total U.S. Credit Facilities (a)	$3,250	$1,110	$284	$1,856
Total U.K. Credit Facilities (b)	£1,055	£210	£—	£847

(a)
The commitments under the U.S. credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 12%, PPL Electric - 6%, LKE - 7%, LG&E - 7% and KU - 7%.

(b)
The amounts borrowed at March 31, 2020 were a USD-denominated borrowing of $200 million and GBP-denominated borrowings of £54 million which equated to $69 million. The unused capacity reflects the USD denominated borrowing amount borrowed in GBP of £154 million as of the date borrowed. At March 31, 2020, the USD equivalent of unused capacity under the U.K. committed credit facilities was $1.1 billion.

The commitments under the U.K. credit facilities are provided by a diverse bank group, with no one bank providing more than 13% of the total committed capacity.

See Note 8 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed Capacity	Borrowed	Non-affiliate Used Capacity	Unused Capacity
LKE Credit Facility	$375	$242	$—	$133
LG&E Money Pool (a)	500	21	159	320
KU Money Pool (a)	500	—	144	356

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

Commercial Paper (All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facility. The following commercial paper programs were in place at March 31, 2020:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,500	$180	$1,320
PPL Electric	650	—	650

LG&E	350	59	291
KU	350	44	306
Total LKE	700	103	597
Total PPL	$2,850	$283	$2,567

Long-term Debt (All Registrants)

See Note 8 to the Financial Statements for information regarding the Registrants’ long-term debt activities.

(PPL)

Equity Securities Activities

ATM

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program; including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the three months ended March 31, 2020.

Common Stock Dividends

In February 2020, PPL declared a quarterly common stock dividend, payable April 1, 2020, of 41.50 cents per share (equivalent to $1.66 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

The rating agencies have taken the following actions related to the Registrants and their subsidiaries during 2020:

(PPL)

In April 2020, Moody’s and S&P assigned ratings of Baa2 and BBB+ to PPL Capital Funding’s $1 billion 4.125% Senior Notes due 2030. The bonds were issued April 1, 2020.

Ratings Triggers

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at March 31, 2020.

(All Registrants)

For additional information on the Registrants' liquidity and capital resources, see "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Registrants' 2019 Form 10-K.

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

The following interest rate hedges were outstanding at March 31, 2020.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL
Cash flow hedges
Interest rate swaps (c)	$134	$(5)	$—	2035
Cross-currency swaps (c)	702	171	(70)	2028
Economic hedges
Interest rate swaps (d)	147	(29)	—	2033
LKE
Economic hedges
Interest rate swaps (d)	147	(29)	—	2033
LG&E
Economic hedges
Interest rate swaps (d)	147	(29)	—	2033

(a)	Includes accrued interest, if applicable.

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at March 31, 2020 was insignificant for

PPL, PPL Electric, LKE, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at March 31, 2020 is shown below.

10% Adverse Movement in Rates
PPL	$638
PPL Electric	198
LKE	193
LG&E	84
KU	104

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

The following foreign currency hedges were outstanding at March 31, 2020.

	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)	Maturities Ranging Through
Economic hedges (b)	£686	$190	$(67)	2021

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.

(b)	To economically hedge the translation risk of expected earnings denominated in GBP.

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

•
WPD is exposed to volumetric risk which is significantly mitigated as a result of the method of regulation in the U.K. Under the RIIO-ED1 price control regulations, recovery of such exposure occurs on a two year lag. See Note 1 in PPL's 2019 Form 10-K for additional information on revenue recognition under RIIO-ED1.

•	PPL Electric, LG&E and KU are exposed to volumetric risk on retail sales, mainly due to weather and other economic conditions for which there is limited mitigation between rate cases.

Credit Risk (All Registrants)

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Risk Management - Credit Risk" in the Registrants' 2019 Form 10-K for additional information.

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. Changes in this exchange rate resulted in a foreign currency translation loss of $63 million for the three months ended March 31, 2020, which primarily reflected a $108 million decrease to PP&E, a $20 million decrease to goodwill, partially offset by a $63 million decrease to long-term debt and a $2 million decrease to other net liabilities. Changes in this exchange rate resulted in a foreign currency translation gain of $294 million for the three months ended March 31, 2019, which primarily reflected a $504 million increase to PP&E and a $98 million increase to goodwill, partially offset by a $304 million increase to long-term debt and a $4 million increase to other net liabilities. The impact of foreign currency translation is recorded in AOCI.

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

See "Environmental Matters" in Item 1. "Business" in the Registrants' 2019 Form 10-K for information about environmental laws and regulations affecting the Registrants' business. See "Legal Matters" in Note 10 to the Financial Statements for a discussion of significant environmental claims. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2019 Form 10-K for information on projected environmental capital expenditures for 2020 through 2024. See Note 15 to the Financial Statements for information related to the impacts of CCRs on AROs.

New Accounting Guidance (All Registrants)

See Note 2 to the Financial Statements for a discussion of new accounting guidance adopted.

Application of Critical Accounting Policies (All Registrants)

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following table summarizes the accounting policies by Registrant that are particularly important to an understanding of the reported financial condition or results of operations, and require management to make estimates or other judgments of matters that are inherently uncertain. See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2019 Form 10-K for a discussion of each critical accounting policy.

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
Louisville Gas and Electric Company
Kentucky Utilities Company

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management" in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4. Controls and Procedures

Although the COVID-19 pandemic prompted the Registrants to make certain procedural adjustments to accommodate an increased remote workforce, PPL’s accounting and reporting systems and functions were well prepared to perform necessary accounting and reporting activities as of March 31, 2020 and to maintain the effectiveness of its disclosure controls and procedures and internal control over financial reporting.

(a) Evaluation of disclosure controls and procedures.

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2020, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the first quarter of 2020 see:

•	"Item 3. Legal Proceedings" in each Registrant's 2019 Form 10-K; and

•	Notes 6, 7 and 10 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the Registrants' 2019 Form 10-K, except for the following:

The COVID-19 pandemic and resultant impact on business and economic conditions could negatively affect our business.

The COVID-19 pandemic has disrupted the U.S. and global economies and continues to present extraordinary challenges to businesses, communities, workforces and markets. In the U.S. and throughout the world, governmental authorities have taken urgent and extensive actions to contain the spread of the virus and mitigate known or foreseeable impacts. In the Registrants’ service territories, mitigation measures have included quarantines, stay-at-home orders, travel restrictions, reduced operations or closures of businesses, schools and governmental agencies, and executive, legislative or regulatory actions to address health or other pandemic-related concerns.

Until COVID-19 is contained or an effective vaccine is identified and widely-available, the COVID-19 virus poses significant risks to the health and welfare of the Registrants’ customers, employees, contractors and suppliers, and to the conduct of their business. Mandates to stay at home, shelter in place, or quarantine and resulting lock-down or closures of non-essential businesses could reduce demand for electricity and gas, or cause shifts in demand between residential, commercial and industrial customers that could negatively impact the Registrants’ financial condition. Customers experiencing financial strain from unemployment, furloughs, or reduced work hours may not be able to pay their bills on a timely basis, which could negatively impact our liquidity. Continued economic disruption may further depress the GBP to U.S. dollar exchange rate and increase PPL's foreign exchange exposure. New or changing legislation or regulatory orders may unfavorably impact the Registrants or the utility industry generally.

All of these factors have the potential to materially and adversely affect the Registrants’ business and operations, especially if they remain in effect for a prolonged period of time. At this time, the Registrants’ cannot predict the extent to which these or other pandemic-related factors may affect their business, earnings or other financial results, as it depends on the duration and scope of the outbreak, the measures undertaken in response and other future developments, all of which are highly uncertain. In addition to the factors discussed above, investors should be aware that other COVID-19-related risks may emerge in the future and may prove to be significant. Investors should carefully consider the discussion of COVID-19 related items presented in this Quarterly Report and the risks presented in the Registrants’ Annual Report on Form 10-K for 2019, especially to the extent that the COVID-19 pandemic may exacerbate or increase those risks.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The information below represents an update to "Item 1. Business - Environmental Matters - Water/Waste - Clean Water Act Jurisdiction" in the Registrants' 2019 Form 10-K.

Clean Water Act Jurisdiction

Environmental groups and others have claimed that discharges to groundwater from leaking CCR impoundments at power plants are subject to Clean Water Act permitting. A citizen suit raising such claims has been filed against KU with respect to the E.W. Brown plant, as discussed under “Legal Matters” - “E.W. Brown Environmental Claims” in Note 10 to the Financial Statements. On April 12, 2019, the EPA released regulatory clarification finding that Clean Water Act jurisdiction does not cover such discharges to groundwater. On January 23, 2020, the EPA announced a final rule modifying the jurisdictional scope of the Clean Water Act. The announced rule revises the definition of the "Waters of the United States," including a revision to exclude groundwater from the definition. In April 2020, the U.S. Supreme Court issued a ruling that Clean Water Act jurisdiction may apply to certain discharges to groundwater that result in the functional equivalent of a direct discharge to navigable waters. PPL, LKE, LG&E, and KU are unaware of any unpermitted releases from their facilities that are subject to Clean Water Act jurisdiction, but future guidance from the EPA and judicial rulings could potentially subject certain releases from CCR impoundments and landfills to additional permitting and remediation requirements, which could impose substantial costs. If any, associated costs are expected to be subject to rate recovery. PPL, LKE, LG&E and KU are unable to predict the outcome or financial impact of future regulatory proceedings and litigation.

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits has heretofore been filed with the Commission and pursuant to Rule 12(b)-23 are incorporated herein by reference. Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

3(a)	-	Bylaws of PPL Corporation, effective as of March 23, 2020 (Exhibit 3(ii) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 27, 2020)
4(a)	-
Supplemental Indenture No 17, dated as of April 3, 2020, to Indenture, dated as of November 1, 1997, among PPL Capital Funding, Inc., PPL Corporation and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank)), as Trustee (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 3, 2020)

*10(a)	-
$100,000,000 Term Loan Credit Agreement, dated as of April 1, 2020, among PPL Capital Funding, Inc., as Borrower, PPL Corporation, as Guarantor, and Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent and Lender

*10(b)	-
$100,000,000 Term Loan Credit Agreement, dated as of April 1, 2020, among PPL Capital Funding, Inc., as Borrower, PPL Corporation, as Guarantor, and U.S. Bank National Association, as Administrative Agent and Lender

*10(c)	-	$200,000,000 Credit Agreement, dated as of March 27, 2020, among PPL Capital Funding, Inc., as Borrower, PPL Corporation, as Guarantor, and The Bank of Nova Scotia, as Administrative Agent and Lender
*10(d)	-
$50,000,000 Revolving Credit Agreement, dated as of March 12, 2020, among PPL Capital Funding, Inc., as Borrower, PPL Corporation, as Guarantor, and The Bank of Nova Scotia, as Administrative Agent and Lender

*10(e)	-
Amendment No. 6 to Revolving Credit Agreement, dated as of March 12, 2020, to the March 26, 2014 Existing Credit Agreement, between PPL Capital Funding, Inc., the Borrower, PPL Corporation, the Guarantor, and The Bank of Nova Scotia, as the Administrative Agent and as a Lender

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2019, filed by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	May 8, 2020	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	May 8, 2020	/s/ Stephen K. Breininger
Stephen K. Breininger Vice President-Finance and Regulatory Affairs and Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	May 8, 2020	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)