Form 10-Q
period 2020-06-30
PPL Corp; PPL ELECTRIC UTILITIES CORP; LOUISVILLE GAS & ELECTRIC CO /KY/; KENTUCKY UTILITIES CO; LG&E & KU Energy LLC
filed 2020-08-10
CIK 922224, 317187, 60549, 55387, 1518339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) Pennsylvania Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) Pennsylvania Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) Kentucky 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) Kentucky 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol:	Name of each exchange on which registered
Common Stock of PPL Corporation	PPL	New York Stock Exchange

Junior Subordinated Notes of PPL Capital Funding, Inc.
2007 Series A due 2067	PPL/67	New York Stock Exchange
2013 Series B due 2073	PPX	New York Stock Exchange

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

PPL Corporation Common stock, $0.01 par value, 768,783,540 shares outstanding at July 31, 2020.
PPL Electric Utilities Corporation Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at July 31, 2020.
LG&E and KU Energy LLC PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.
Louisville Gas and Electric Company Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at July 31, 2020.
Kentucky Utilities Company Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at July 31, 2020.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, other information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED June 30, 2020

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

Other terms and abbreviations

£ - British pound sterling.

2019 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2019.

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

COVID-19 - the disease caused by the novel coronavirus identified in 2019 that has caused a global pandemic in 2020.

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

DSO - Distribution System Operation in the U.K. is the effective delivery of a range of functions and services that need to happen to run an advanced electricity distribution network. These functions cover long-term network planning; operations, real-time processes and planning, and markets and settlement. This does not focus on a single party as an operator; but recognizes roles for a range of parties to deliver DSO.

DSP - Default Service Provider.

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

PP&E - property, plant and equipment.

PPL EnergyPlus - prior to the June 1, 2015 spinoff, PPL Energy Supply, LLC, PPL EnergyPlus, LLC, a subsidiary of PPL Energy Supply that marketed and traded wholesale and retail electricity and gas and supplied energy and energy services in competitive markets.

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
v

Forward-looking Information

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in each Registrant's 2019 Form 10-K and in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially and adversely from the forward-looking statements:

•the COVID-19 pandemic and its impact on economic conditions and financial markets;
•other pandemic health events or other catastrophic events such as fires, earthquakes, explosions, floods, droughts, tornadoes, hurricanes and other storms;
•strategic acquisitions, dispositions, or similar transactions, including the potential sale of our U.K. utility business, and our ability to consummate these business transactions or realize expected benefits from them;
•the outcome of rate cases or other cost recovery or revenue proceedings;
•changes in U.S. state or federal or U.K. tax laws or regulations;
•the direct or indirect effects on PPL or its subsidiaries or business systems of cyber-based intrusion or the threat of cyberattacks;
•significant decreases in demand for electricity in the U.S.;
•expansion of alternative and distributed sources of electricity generation and storage;
•changes in foreign currency exchange rates for British pound sterling and the related impact on unrealized gains and losses on PPL's foreign currency economic hedges;
•the effectiveness of our risk management programs, including foreign currency and interest rate hedging;
•non-achievement by WPD of performance targets set by Ofgem;
•the effect of changes in RPI on WPD's revenues and index linked debt;
•developments related to the U.K.'s withdrawal from the European Union and any responses thereto;
•the amount of WPD's pension deficit funding recovered in revenues after March 31, 2021, following the triennial pension review which began in March 2019 and is due to conclude at the end of 2020;
•defaults by counterparties or suppliers for energy, capacity, coal, natural gas or key commodities, goods or services;
•capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;
•a material decline in the market value of PPL's equity;
•significant decreases in the fair value of debt and equity securities and their impact on the value of assets in defined benefit plans, and the potential cash funding requirements if fair value declines;
•interest rates and their effect on pension and retiree medical liabilities, ARO liabilities and interest payable on certain debt securities;
•volatility in or the impact of other changes in financial markets and economic conditions;
•the potential impact of any unrecorded commitments and liabilities of the Registrants and their subsidiaries;
•new accounting requirements or new interpretations or applications of existing requirements;
•changes in the corporate credit ratings or securities analyst rankings of the Registrants and their securities;
•any requirement to record impairment charges pursuant to GAAP with respect to any of our significant investments;
•laws or regulations to reduce emissions of GHGs or the physical effects of climate change;
•continuing ability to access fuel supply for LG&E and KU, as well as the ability to recover fuel costs and environmental expenditures in a timely manner at LG&E and KU and natural gas supply costs at LG&E;
•weather and other conditions affecting generation, transmission and distribution operations, operating costs and customer energy use;
•war, armed conflicts, terrorist attacks, or similar disruptive events;
•changes in political, regulatory or economic conditions in states, regions or countries where the Registrants or their subsidiaries conduct business;
•receipt of necessary governmental permits and approvals;
•new state, federal or foreign legislation or regulatory developments;
•the impact of any state, federal or foreign investigations applicable to the Registrants and their subsidiaries and the energy industry;
•our ability to attract and retain qualified employees;
•the effect of any business or industry restructuring;

•development of new projects, markets and technologies;
•performance of new ventures;
•collective labor bargaining negotiations; and
•the outcome of litigation involving the Registrants and their subsidiaries.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenues	$1,739	$1,803	$3,793	$3,882

Operating Expenses
Operation
Fuel	138	168	301	362
Energy purchases	133	138	334	388
Other operation and maintenance	487	482	963	972
Depreciation	319	300	636	584
Taxes, other than income	67	75	147	155
Total Operating Expenses	1,144	1,163	2,381	2,461

Operating Income	595	640	1,412	1,421

Other Income (Expense) - net	76	131	201	183

Interest Expense	253	246	501	487

Income Before Income Taxes	418	525	1,112	1,117

Income Taxes	74	84	214	210

Net Income	$344	$441	$898	$907

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$0.45	$0.61	$1.17	$1.26
Diluted	$0.45	$0.60	$1.17	$1.24

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	768,768	721,785	768,358	721,406
Diluted	769,408	730,915	769,073	730,436

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$344	$441	$898	$907

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $1, $0, $1, $0	(291)	(377)	(352)	(83)
Qualifying derivatives, net of tax of ($6), ($8), ($8), ($4)	28	35	36	16
Defined benefit plans:
Net actuarial gain (loss), net of tax of $1, $1, $1, $2	(1)	(2)	(1)	(5)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of $4, $6, $4, $0	(20)	(27)	(23)	(3)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	1	1	2	1
Net actuarial (gain) loss, net of tax of ($11), ($6), ($23), ($11)	47	21	94	42
Total other comprehensive income (loss)	(236)	(349)	(244)	(32)

Comprehensive income	$108	$92	$654	$875

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$898	$907
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	636	584
Amortization	29	31
Defined benefit plans - (income) expense	(105)	(135)
Deferred income taxes and investment tax credits	169	154
Unrealized (gains) losses on derivatives, and other hedging activities	25	22
Stock-based compensation expense	12	19
Other	2	(7)
Change in current assets and current liabilities
Accounts receivable	10	22
Accounts payable	(98)	(102)
Unbilled revenues	107	70
Fuel, materials and supplies	6	19
Prepayments	(75)	(79)
Regulatory assets and liabilities, net	(47)	(72)
Accrued interest	(55)	(63)
Other current liabilities	(37)	(85)
Other	(7)	11
Other operating activities
Defined benefit plans - funding	(193)	(207)
Other assets	27	11
Other liabilities	(5)	(30)
Net cash provided by operating activities	1,299	1,070
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,576)	(1,474)
Purchase of investments	—	(55)
Proceeds from the sale of investments	9	61
Other investing activities	(6)	(11)
Net cash used in investing activities	(1,573)	(1,479)
Cash Flows from Financing Activities
Issuance of long-term debt	1,598	769
Retirement of long-term debt	—	(200)
Proceeds from project financing	96	—
Issuance of common stock	33	35
Payment of common stock dividends	(636)	(594)
Issuance of term loan	300	—
Net increase (decrease) in short-term debt	(619)	206
Other financing activities	(27)	(18)
Net cash provided by financing activities	745	198
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(6)	(4)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	465	(215)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	836	643
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,301	$428

Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$291	$278
Accrued expenditures for intangible assets at June 30,	$81	$59

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2020	December 31, 2019
Assets

Current Assets
Cash and cash equivalents	$1,278	$815
Accounts receivable (less reserve: 2020, $66; 2019, $58)
Customer	665	687
Other	106	105
Unbilled revenues (less reserve: 2020, $2; 2019, $0)	388	504
Fuel, materials and supplies	333	332
Prepayments	153	79
Price risk management assets	234	147
Other current assets	111	98
Total Current Assets	3,268	2,767

Property, Plant and Equipment
Regulated utility plant	43,226	42,709
Less: accumulated depreciation - regulated utility plant	8,261	8,055
Regulated utility plant, net	34,965	34,654
Non-regulated property, plant and equipment	452	357
Less: accumulated depreciation - non-regulated property, plant and equipment	88	109
Non-regulated property, plant and equipment, net	364	248
Construction work in progress	1,456	1,580
Property, Plant and Equipment, net	36,785	36,482

Other Noncurrent Assets
Regulatory assets	1,472	1,492
Goodwill	3,086	3,198
Other intangibles	730	742
Pension benefit asset	740	464
Price risk management assets	75	149
Other noncurrent assets	364	386
Total Other Noncurrent Assets	6,467	6,431

Total Assets	$46,520	$45,680

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2020	December 31, 2019
Liabilities and Equity

Current Liabilities
Short-term debt	$828	$1,151
Long-term debt due within one year	2,058	1,172
Accounts payable	804	956
Taxes	76	99
Interest	232	294
Dividends	319	317
Customer deposits	267	261
Regulatory liabilities	86	115
Other current liabilities	498	535
Total Current Liabilities	5,168	4,900

Long-term Debt	21,098	20,721

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,279	3,088
Investment tax credits	123	124
Accrued pension obligations	491	587
Asset retirement obligations	219	212
Regulatory liabilities	2,539	2,572
Other deferred credits and noncurrent liabilities	559	485
Total Deferred Credits and Other Noncurrent Liabilities	7,210	7,068

Commitments and Contingent Liabilities (Notes 7 and 10)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,255	12,214
Earnings reinvested	5,383	5,127
Accumulated other comprehensive loss	(4,602)	(4,358)
Total Equity	13,044	12,991

Total Liabilities and Equity	$46,520	$45,680

(a)1,560,000 shares authorized; 768,783 and 767,233 shares issued and outstanding at June 30, 2020 and December 31, 2019.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
March 31, 2020	768,266	$8	$12,239	$5,360	$(4,366)	$13,241
Common stock issued	517		13			13
Stock-based compensation			3			3
Net income				344		344
Dividends and dividend equivalents (b)				(321)		(321)
Other comprehensive income (loss)					(236)	(236)
June 30, 2020	768,783	$8	$12,255	$5,383	$(4,602)	$13,044

December 31, 2019	767,233	$8	$12,214	$5,127	$(4,358)	$12,991
Common stock issued	1,550		47			47
Stock-based compensation			(6)			(6)
Net income				898		898
Dividends and dividend equivalents (b)				(640)		(640)
Other comprehensive income (loss)					(244)	(244)
Adoption of financial instrument credit losses guidance cumulative effect adjustment (Note 2), net of tax of $0				(2)		(2)
June 30, 2020	768,783	$8	$12,255	$5,383	$(4,602)	$13,044

March 31, 2019	721,371	$7	$11,051	$4,761	$(3,647)	$12,172
Common stock issued	469		15			15
Stock-based compensation			3			3
Net income				441		441
Dividends and dividend equivalents (b)				(299)		(299)
Other comprehensive income (loss)					(349)	(349)
June 30, 2019	721,840	$7	$11,069	$4,903	$(3,996)	$11,983

December 31, 2018	720,323	$7	$11,021	$4,593	$(3,964)	$11,657
Common stock issued	1,517		47			47
Stock-based compensation			1			1
Net income				907		907
Dividends and dividend equivalents (b)				(597)		(597)
Other comprehensive income (loss)					(32)	(32)
June 30, 2019	721,840	$7	$11,069	$4,903	$(3,996)	$11,983

(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock were $0.4150 and $0.8300 for the three and six months ended June 30, 2020 and $0.4125 and $0.8250 for the three and six months ended June 30, 2019.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenues	$554	$521	$1,162	$1,166

Operating Expenses
Operation
Energy purchases	111	110	255	281
Other operation and maintenance	129	130	266	280
Depreciation	101	96	199	191
Taxes, other than income	18	24	48	55
Total Operating Expenses	359	360	768	807

Operating Income	195	161	394	359

Other Income (Expense) - net	5	6	8	11

Interest Income from Affiliate	—	—	1	2

Interest Expense	42	41	86	83

Income Before Income Taxes	158	126	317	289

Income Taxes	40	32	81	74

Net Income (a)	$118	$94	$236	$215

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$236	$215
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	199	191
Amortization	13	11
Deferred income taxes and investment tax credits	61	36
Other	4	(9)
Change in current assets and current liabilities
Accounts receivable	(19)	7
Accounts payable	(37)	(39)
Unbilled revenues	44	31
Materials and supplies	(15)	(1)
Prepayments	(59)	(64)
Regulatory assets and liabilities, net	(32)	(40)
Taxes payable	(11)	(4)
Other	(10)	(6)
Other operating activities
Defined benefit plans - funding	(21)	(21)
Other assets	5	4
Other liabilities	2	3
Net cash provided by operating activities	360	314

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(556)	(533)
Other investing activities	(2)	3
Net cash used in investing activities	(558)	(530)

Cash Flows from Financing Activities
Contributions from parent	255	—
Return of capital to parent	(260)	—
Payment of common stock dividends to parent	(246)	(215)
Net increase in short-term debt	200	185
Other financing activities	—	(1)
Net cash used in financing activities	(51)	(31)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(249)	(247)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	264	269
Cash, Cash Equivalents and Restricted Cash at End of Period	$15	$22

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$158	$158

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2020	December 31, 2019
Assets

Current Assets
Cash and cash equivalents	$13	$262
Accounts receivable (less reserve: 2020, $35; 2019, $28)
Customer	279	258
Other	21	22
Accounts receivable from affiliates	10	11
Unbilled revenues (less reserve: 2020, $1; 2019, $0)	90	134
Materials and supplies	56	33
Prepayments	65	6
Regulatory assets	31	26
Other current assets	12	9
Total Current Assets	577	761

Property, Plant and Equipment
Regulated utility plant	13,029	12,589
Less: accumulated depreciation - regulated utility plant	3,207	3,078
Regulated utility plant, net	9,822	9,511
Construction work in progress	597	597
Property, Plant and Equipment, net	10,419	10,108

Other Noncurrent Assets
Regulatory assets	706	726
Intangibles	264	263
Other noncurrent assets	54	43
Total Other Noncurrent Assets	1,024	1,032

Total Assets	$12,020	$11,901

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2020	December 31, 2019
Liabilities and Equity

Current Liabilities
Short-term debt	$200	$—
Accounts payable	370	438
Accounts payable to affiliates	41	32
Taxes	2	13
Interest	40	41
Regulatory liabilities	72	96
Other current liabilities	87	93
Total Current Liabilities	812	713

Long-term Debt	3,986	3,985

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,524	1,447
Accrued pension obligations	148	179
Regulatory liabilities	586	599
Other deferred credits and noncurrent liabilities	147	146
Total Deferred Credits and Other Noncurrent Liabilities	2,405	2,371

Commitments and Contingent Liabilities (Notes 7 and 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	3,553	3,558
Earnings reinvested	900	910
Total Equity	4,817	4,832

Total Liabilities and Equity	$12,020	$11,901

(a)170,000 shares authorized; 66,368 shares issued and outstanding at June 30, 2020 and December 31, 2019.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2020	66,368	$364	$3,558	$863	$4,785
Net income				118	118
Capital contributions from parent			255		255
Return of capital to parent			(260)		(260)
Dividends declared on common stock				(81)	(81)
June 30, 2020	66,368	$364	$3,553	$900	$4,817

December 31, 2019	66,368	$364	$3,558	$910	$4,832
Net income				236	236
Capital contributions from parent			255		255
Return of capital to parent			(260)		(260)
Dividends declared on common stock				(246)	(246)
June 30, 2020	66,368	$364	$3,553	$900	$4,817

March 31, 2019	66,368	$364	$3,158	$940	$4,462
Net income				94	94
Dividends declared on common stock				(95)	(95)
June 30, 2019	66,368	$364	$3,158	$939	$4,461

December 31, 2018	66,368	$364	$3,158	$939	$4,461
Net income				215	215
Dividends declared on common stock				(215)	(215)
June 30, 2019	66,368	$364	$3,158	$939	$4,461

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenues	$700	$732	$1,525	$1,577

Operating Expenses
Operation
Fuel	138	168	301	362
Energy purchases	22	27	79	106
Other operation and maintenance	207	208	411	422
Depreciation	151	135	300	258
Taxes, other than income	18	18	36	36
Total Operating Expenses	536	556	1,127	1,184

Operating Income	164	176	398	393

Other Income (Expense) - net	2	—	2	—

Interest Expense	58	58	116	112

Interest Expense with Affiliate	8	9	15	16

Income Before Income Taxes	100	109	269	265

Income Taxes	17	3	51	35

Net Income (a)	$83	$106	$218	$230

(a)Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$218	$230
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	300	258
Amortization	10	16
Defined benefit plans - expense	7	5
Deferred income taxes and investment tax credits	38	47
Other	(1)	(1)
Change in current assets and current liabilities
Accounts receivable	33	24
Accounts payable	(36)	(34)
Accounts payable to affiliates	(2)	—
Unbilled revenues	15	13
Fuel, materials and supplies	24	21
Regulatory assets and liabilities, net	(15)	(32)
Taxes payable	16	(25)
Accrued interest	1	7
Other	(30)	(23)
Other operating activities
Defined benefit plans - funding	(24)	(28)
Expenditures for asset retirement obligations	(31)	(45)
Other assets	(2)	(1)
Other liabilities	13	13
Net cash provided by operating activities	534	445
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(479)	(530)
Other investing activities	3	—
Net cash used in investing activities	(476)	(530)
Cash Flows from Financing Activities
Net increase in notes payable with affiliate	102	90
Issuance of long-term debt	498	705
Retirement of long-term debt	—	(200)
Net decrease in short-term debt	(388)	(418)
Distributions to member	(140)	(137)
Contributions from member	—	63
Other financing activities	(5)	(10)
Net cash provided by financing activities	67	93
Net Increase in Cash and Cash Equivalents	125	8
Cash and Cash Equivalents at Beginning of Period	27	24
Cash and Cash Equivalents at End of Period	$152	$32

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$90	$91

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	June 30, 2020	December 31, 2019
Assets

Current Assets
Cash and cash equivalents	$152	$27
Accounts receivable (less reserve: 2020, $27; 2019, $28)
Customer	233	260
Other	62	71
Unbilled revenues (less reserve: 2020, $0; 2019, $0)	149	164
Fuel, materials and supplies	227	250
Prepayments	33	30
Regulatory assets	51	41
Other current assets	—	2
Total Current Assets	907	845

Property, Plant and Equipment
Regulated utility plant	15,123	14,646
Less: accumulated depreciation - regulated utility plant	2,515	2,356
Regulated utility plant, net	12,608	12,290
Construction work in progress	681	794
Property, Plant and Equipment, net	13,289	13,084

Other Noncurrent Assets
Regulatory assets	766	766
Goodwill	996	996
Other intangibles	65	69
Other noncurrent assets	113	171
Total Other Noncurrent Assets	1,940	2,002

Total Assets	$16,136	$15,931

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	June 30, 2020	December 31, 2019
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$388
Long-term debt due within one year	1,371	975
Notes payable with affiliates	252	150
Accounts payable	253	316
Accounts payable to affiliates	9	11
Customer deposits	64	62
Taxes	74	58
Price risk management liabilities	4	4
Regulatory liabilities	14	19
Interest	41	40
Asset retirement obligations	54	70
Other current liabilities	131	153
Total Current Liabilities	2,267	2,246

Long-term Debt
Long-term debt	4,476	4,377
Long-term debt to affiliate	650	650
Total Long-term Debt	5,126	5,027

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,126	1,069
Investment tax credits	122	124
Price risk management liabilities	24	17
Accrued pension obligations	183	233
Asset retirement obligations	164	145
Regulatory liabilities	1,953	1,973
Other deferred credits and noncurrent liabilities	149	155
Total Deferred Credits and Other Noncurrent Liabilities	3,721	3,716

Commitments and Contingent Liabilities (Notes 7 and 10)

Member's Equity	5,022	4,942

Total Liabilities and Equity	$16,136	$15,931

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's Equity
March 31, 2020	$5,026
Net income	83
Distributions to member	(88)
Other comprehensive income (loss)	1
June 30, 2020	$5,022

December 31, 2019	$4,942
Net income	218
Distributions to member	(140)
Other comprehensive income (loss)	2
June 30, 2020	$5,022

March 31, 2019	$4,791
Net income	106
Contributions from member	63
Distributions to member	(81)
Other comprehensive income	(2)
June 30, 2019	$4,877

December 31, 2018	$4,723
Net income	230
Contributions from member	63
Distributions to member	(137)
Other comprehensive income	(2)
June 30, 2019	$4,877

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenues
Retail and wholesale	$320	$328	$713	$725
Electric revenue from affiliate	2	6	16	19
Total Operating Revenues	322	334	729	744

Operating Expenses
Operation
Fuel	50	69	124	147
Energy purchases	18	22	70	96
Energy purchases from affiliate	8	2	8	4
Other operation and maintenance	92	96	184	190
Depreciation	65	56	129	107
Taxes, other than income	9	10	19	19
Total Operating Expenses	242	255	534	563

Operating Income	80	79	195	181

Other Income (Expense) - net	1	(1)	—	(1)

Interest Expense	22	22	44	43

Income Before Income Taxes	59	56	151	137

Income Taxes	12	12	31	29

Net Income (a)	$47	$44	$120	$108

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$120	$108
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	129	107
Amortization	4	11
Defined benefit plans - expense	1	1
Deferred income taxes and investment tax credits	2	28
Change in current assets and current liabilities
Accounts receivable	18	15
Accounts receivable from affiliates	2	6
Accounts payable	(25)	(16)
Accounts payable to affiliates	(9)	(4)
Unbilled revenues	8	9
Fuel, materials and supplies	20	27
Regulatory assets and liabilities, net	4	(13)
Taxes payable	21	(7)
Accrued interest	—	4
Other	(9)	(8)
Other operating activities
Defined benefit plans - funding	(5)	(4)
Expenditures for asset retirement obligations	(8)	(12)
Other assets	(2)	(1)
Other liabilities	4	7
Net cash provided by operating activities	275	258
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(214)	(224)
Net cash used in investing activities	(214)	(224)
Cash Flows from Financing Activities
Net increase in notes payable with affiliates	190	—
Issuance of long-term debt	—	399
Retirement of long-term debt	—	(200)
Net decrease in short-term debt	(238)	(183)
Payment of common stock dividends to parent	(76)	(71)
Contributions from parent	53	25
Other financing activities	—	(5)
Net cash used in financing activities	(71)	(35)
Net Decrease in Cash and Cash Equivalents	(10)	(1)
Cash and Cash Equivalents at Beginning of Period	15	10
Cash and Cash Equivalents at End of Period	$5	$9

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$49	$40

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2020	December 31, 2019
Assets

Current Assets
Cash and cash equivalents	$5	$15
Accounts receivable (less reserve: 2020, $1; 2019, $1)
Customer	107	121
Other	31	41
Unbilled revenues (less reserve: 2020, $0; 2019, $0)	68	76
Accounts receivable from affiliates	16	18
Fuel, materials and supplies	102	122
Prepayments	16	14
Regulatory assets	23	25
Other current assets	1	1
Total Current Assets	369	433

Property, Plant and Equipment
Regulated utility plant	6,522	6,372
Less: accumulated depreciation - regulated utility plant	931	846
Regulated utility plant, net	5,591	5,526
Construction work in progress	316	297
Property, Plant and Equipment, net	5,907	5,823

Other Noncurrent Assets
Regulatory assets	378	380
Goodwill	389	389
Other intangibles	38	41
Other noncurrent assets	75	67
Total Other Noncurrent Assets	880	877

Total Assets	$7,156	$7,133

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2020	December 31, 2019
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$238
Long-term debt due within one year	264	—
Notes payable with affiliate	190	—
Accounts payable	131	172
Accounts payable to affiliates	22	31
Customer deposits	32	31
Taxes	54	33
Price risk management liabilities	4	4
Regulatory liabilities	4	2
Interest	15	15
Asset retirement obligations	18	24
Other current liabilities	41	47
Total Current Liabilities	775	597

Long-term Debt	1,741	2,005

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	707	697
Investment tax credits	33	34
Price risk management liabilities	24	17
Asset retirement obligations	49	49
Regulatory liabilities	877	883
Other deferred credits and noncurrent liabilities	91	89
Total Deferred Credits and Other Noncurrent Liabilities	1,781	1,769

Commitments and Contingent Liabilities (Notes 7 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,873	1,820
Earnings reinvested	562	518
Total Equity	2,859	2,762

Total Liabilities and Equity	$7,156	$7,133

(a)75,000 shares authorized; 21,294 shares issued and outstanding at June 30, 2020 and December 31, 2019.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2020	21,294	$424	$1,845	$562	$2,831
Net income				47	47
Capital contributions from parent			28		28
Cash dividends declared on common stock				(47)	(47)
June 30, 2020	21,294	$424	$1,873	$562	$2,859

December 31, 2019	21,294	$424	$1,820	$518	$2,762
Net income				120	120
Capital contributions from parent			53		53
Cash dividends declared on common stock				(76)	(76)
June 30, 2020	21,294	$424	$1,873	$562	$2,859

March 31, 2019	21,294	$424	$1,795	$502	$2,721
Net income				44	44
Capital contributions from parent			25		25
Cash dividends declared on common stock				(41)	(41)
June 30, 2019	21,294	$424	$1,820	$505	$2,749

December 31, 2018	21,294	$424	$1,795	$468	$2,687
Net income				108	108
Capital contributions from parent			25		25
Cash dividends declared on common stock				(71)	(71)
June 30, 2019	21,294	$424	$1,820	$505	$2,749

(a)Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenues
Retail and wholesale	$380	$404	$812	$852
Electric revenue from affiliate	8	2	8	4
Total Operating Revenues	388	406	820	856

Operating Expenses
Operation
Fuel	88	99	177	215
Energy purchases	4	5	9	10
Energy purchases from affiliate	2	6	16	19
Other operation and maintenance	107	105	211	213
Depreciation	86	78	170	150
Taxes, other than income	8	8	17	17
Total Operating Expenses	295	301	600	624

Operating Income	93	105	220	232

Other Income (Expense) - net	—	(2)	1	—

Interest Expense	29	28	57	54

Income Before Income Taxes	64	75	164	178

Income Taxes	11	14	31	36

Net Income (a)	$53	$61	$133	$142

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$133	$142
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	170	150
Amortization	4	5
Deferred income taxes and investment tax credits	5	29
Other	(1)	(2)
Change in current assets and current liabilities
Accounts receivable	15	14
Accounts payable	(7)	(8)
Accounts payable to affiliates	(15)	(15)
Unbilled revenues	7	4
Fuel, materials and supplies	4	(6)
Regulatory assets and liabilities, net	(19)	(19)
Taxes payable	24	(2)
Accrued interest	1	3
Other	(12)	1
Other operating activities
Defined benefit plans - funding	(1)	(2)
Expenditures for asset retirement obligations	(23)	(33)
Other assets	—	1
Other liabilities	8	8
Net cash provided by operating activities	293	270
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(264)	(305)
Net increase in notes receivable with affiliates	(190)	—
Other investing activities	3	—
Net cash used in investing activities	(451)	(305)
Cash Flows from Financing Activities
Issuance of long-term debt	498	306
Net decrease in short-term debt	(150)	(235)
Payment of common stock dividends to parent	(89)	(91)
Contributions from parent	37	68
Other financing activities	(5)	(4)
Net cash provided by financing activities	291	44
Net Increase in Cash and Cash Equivalents	133	9
Cash and Cash Equivalents at Beginning of Period	12	14
Cash and Cash Equivalents at End of Period	$145	$23

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$41	$52

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2020	December 31, 2019
Assets

Current Assets
Cash and cash equivalents	$145	$12
Accounts receivable (less reserve: 2020, $1; 2019, $1)
Customer	126	139
Other	28	27
Unbilled revenues (less reserve: 2020, $0; 2019, $0)	81	88
Notes receivable from affiliate	190	—
Fuel, materials and supplies	125	128
Prepayments	15	14
Regulatory assets	28	16
Other current assets	—	1
Total Current Assets	738	425

Property, Plant and Equipment
Regulated utility plant	8,587	8,262
Less: accumulated depreciation - regulated utility plant	1,579	1,507
Regulated utility plant, net	7,008	6,755
Construction work in progress	364	496
Property, Plant and Equipment, net	7,372	7,251

Other Noncurrent Assets
Regulatory assets	388	386
Goodwill	607	607
Other intangibles	27	28
Other noncurrent assets	111	128
Total Other Noncurrent Assets	1,133	1,149

Total Assets	$9,243	$8,825

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2020	December 31, 2019
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$150
Long-term debt due within one year	632	500
Accounts payable	103	121
Accounts payable to affiliates	39	52
Customer deposits	32	31
Taxes	50	26
Regulatory liabilities	10	17
Interest	21	20
Asset retirement obligations	36	46
Other current liabilities	44	51
Total Current Liabilities	967	1,014

Long-term Debt	2,485	2,123

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	808	792
Investment tax credits	89	90
Asset retirement obligations	115	96
Regulatory liabilities	1,076	1,090
Other deferred credits and noncurrent liabilities	48	46
Total Deferred Credits and Other Noncurrent Liabilities	2,136	2,114

Commitments and Contingent Liabilities (Notes 7 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,766	2,729
Earnings reinvested	581	537
Total Equity	3,655	3,574

Total Liabilities and Equity	$9,243	$8,825

(a)80,000 shares authorized; 37,818 shares issued and outstanding at June 30, 2020 and December 31, 2019.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2020	37,818	$308	$2,766	$580	$3,654
Net income				53	53
Cash dividends declared on common stock				(52)	(52)
June 30, 2020	37,818	$308	$2,766	$581	$3,655

December 31, 2019	37,818	$308	$2,729	$537	$3,574
Net income				133	133
Capital contributions from parent			37		37
Cash dividends declared on common stock				(89)	(89)
June 30, 2020	37,818	$308	$2,766	$581	$3,655

March 31, 2019	37,818	$308	$2,689	$515	$3,512
Net income				61	61
Capital contributions from parent			40		40
Cash dividends declared on common stock				(52)	(52)
June 30, 2019	37,818	$308	$2,729	$524	$3,561

December 31, 2018	37,818	$308	$2,661	$473	$3,442
Net income				142	142
Capital contributions from parent			68		68
Cash dividends declared on common stock				(91)	(91)
June 30, 2019	37,818	$308	$2,729	$524	$3,561

(a)Shares in thousands. All common shares of KU stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Financial Statements (Unaudited)

Index to Combined Notes to Condensed Financial Statements

The notes to the condensed financial statements that follow are a combined presentation. The following list indicates the Registrants to which the notes apply:

Registrant
	PPL	PPL Electric	LKE	LG&E	KU
1. Interim Financial Statements	x	x	x	x	x
2. Summary of Significant Accounting Policies	x	x	x	x	x
3. Segment and Related Information	x	x	x	x	x
4. Revenue from Contracts with Customers	x	x	x	x	x
5. Earnings Per Share	x
6. Income Taxes	x	x	x	x	x
7. Utility Rate Regulation	x	x	x	x	x
8. Financing Activities	x	x	x	x	x
9. Defined Benefits	x	x	x	x	x
10. Commitments and Contingencies	x	x	x	x	x
11. Related Party Transactions		x	x	x	x
12. Other Income (Expense) - net	x
13. Fair Value Measurements	x	x	x	x	x
14. Derivative Instruments and Hedging Activities	x	x	x	x	x
15. Asset Retirement Obligations	x		x	x	x
16. Accumulated Other Comprehensive Income (Loss)	x
17. Subsequent Events	x

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2019 is derived from that Registrant's 2019 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2019 Form 10-K. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

2. Summary of Significant Accounting Policies

(All Registrants)

The following accounting policy disclosures represent updates to Note 1 in each Registrant's 2019 Form 10-K and should be read in conjunction with those disclosures.

Restricted Cash and Cash Equivalents (PPL and PPL Electric)

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the Balance Sheets that sum to the total of the same amounts shown on the Statements of Cash Flows:

	PPL		PPL Electric
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Cash and cash equivalents	$1,278	$815	$13	$262
Restricted cash - current (a)	3	3	2	2
Restricted cash - noncurrent (a)	20	18	—	—
Total Cash, Cash Equivalents and Restricted Cash	$1,301	$836	$15	$264

(a)Bank deposits and other cash equivalents that are restricted by agreement or that have been clearly designated for a specific purpose are classified as restricted cash. On the Balance Sheets, the current portion of restricted cash is included in "Other current assets," while the noncurrent portion is included in "Other noncurrent assets."

Current Expected Credit Losses (All Registrants)

Financing receivable collectibility is evaluated using a combination of factors, including past due status based on contractual terms, trends in write-offs and the age of the receivable. Specific events, such as bankruptcies, are also considered when applicable. Adjustments to the reserve for credit losses are made when necessary based on the results of analysis, the aging of receivables and historical and industry trends. The Registrants periodically evaluate the impact of observable external factors on the collectibility of the financing receivables to determine if adjustments to the reserve for credit losses should be made based on current conditions or reasonable and supportable forecasts.

Accounts receivable are written off in the period in which the receivable is deemed uncollectible.

(PPL and PPL Electric)

PPL Electric has identified one class of financing receivables, “accounts receivable-customer”, which includes financing receivables for all billed and unbilled sales with residential and non-residential customers. All other financing receivables are classified as other. Within the credit loss model for the residential customer accounts receivables, customers are disaggregated based on their projected propensity to pay, which is derived from historical trends and the current activity of the individual customer accounts. Conversely, the non-residential customer accounts receivables are not further segmented due to the varying nature of the individual customers, which lack readily identifiable risk characteristics for disaggregation.

(PPL, LKE, LG&E and KU)

LKE, LG&E and KU have identified one class of financing receivables, “accounts receivable-customer”, which includes financing receivables for all billed and unbilled sales with customers. All other financing receivables are classified as other.

(All Registrants)

The following table shows changes in the allowance for credit losses for the six months ended June 30, 2020:

	Balance at Beginning of Period (a)	Charged to Income	Deductions (b)	Balance at End of Period
PPL
Accounts Receivable - Customer and Unbilled Revenue	$30	$15	$7	$38
Other (c)	27	1	1	27

PPL Electric
Accounts Receivable - Customer and Unbilled Revenue	$25	$9	$3	$31
Other	1	1	—	2

	Balance at Beginning of Period (a)	Charged to Income	Deductions (b)	Balance at End of Period
LKE
Accounts Receivable - Customer and Unbilled Revenue	$2	$3	$3	$2
Other (c)	26	—	1	25

LG&E
Accounts Receivable - Customer and Unbilled Revenue	$1	$1	$1	$1

KU
Accounts Receivable - Customer and Unbilled Revenue	$1	$2	$2	$1

(a)Reflects cumulative-effect adjustment upon adoption of current expected credit loss guidance.
(b)Primarily related to uncollectible accounts receivable written off.
(c)Primarily related to receivables at WKE, which are fully reserved.

(PPL, LKE, LG&E and KU)

Asset Impairment (Excluding Investments)

PPL, LKE, LG&E and KU review goodwill for impairment at the reporting unit level annually or more frequently when events or circumstances indicate that the carrying amount of a reporting unit may be greater than the unit's fair value. PPL's, LKE's, LG&E's and KU's reporting units are primarily at the operating segment level.

During the three month period ended March 31, 2020, PPL, LKE, LG&E and KU considered whether the economic events associated with COVID-19, which resulted in PPL’s shares experiencing volatility and a decrease in market value, would more likely than not reduce the fair value of the Registrants’ reporting units below their carrying amounts. See "Risks and Uncertainties" in Note 10 for additional information about COVID-19. Based on our assessment, a quantitative impairment test was not required for the LKE, LG&E and KU reporting units, but was required for the U.K. Regulated segment reporting unit, the allocated goodwill of which was $2.5 billion at March 31, 2020. The test did not indicate impairment of the reporting unit.

During the three months ended June 30, 2020, no goodwill impairment triggers were identified. However, an impairment charge could occur in future periods if PPL’s share price or any of the assumptions used in determining fair value of the reporting units are negatively impacted.

New Accounting Guidance Adopted

(All Registrants)

Accounting for Financial Instrument Credit Losses

Effective January 1, 2020, the Registrants adopted accounting guidance, using a modified retrospective approach, that requires the use of a current expected credit loss (CECL) model for the measurement of credit losses on financial instruments within the scope of the guidance, which includes accounts receivable. The CECL model requires an entity to measure credit losses using historical information, current information and reasonable and supportable forecasts of future events, rather than the incurred loss impairment model required under previous GAAP. The adoption of this guidance did not have a material impact on the Registrants.

Accounting for Implementation Costs in a Cloud Computing Service Arrangement

Effective January 1, 2020, the Registrants prospectively adopted accounting guidance that requires a customer in a cloud computing hosting arrangement that is a service contract to capitalize implementation costs consistent with internal-use software guidance for non-service arrangements. The guidance requires these capitalized implementation costs to be amortized over the term of the hosting arrangement to the statement of income line item where the service arrangement costs are recorded. The guidance also prescribes the financial statement classification of the capitalized implementation costs and cash flows associated with the arrangement. The adoption of this guidance did not have a material impact on the Registrants.

(PPL, LKE, LG&E and KU)

Simplifying the Test for Goodwill Impairment

Effective January 1, 2020, the Registrants adopted accounting guidance that simplifies the test for goodwill impairment by eliminating the second step of the quantitative test. The second step of the quantitative test required a calculation of the implied fair value of goodwill, which was determined in the same manner as the amount of goodwill in a business combination. Under the new guidance, the fair value of a reporting unit will be compared with the carrying value and an impairment charge will be recognized if the carrying amount exceeds the fair value of the reporting unit. The adoption of this guidance did not have a material impact on the Registrants.

3. Segment and Related Information

(PPL)

See Note 2 in PPL's 2019 Form 10-K for a discussion of reportable segments and related information.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the periods ended June 30 are as follows:

	Three Months		Six Months
	2020	2019	2020	2019
Operating Revenues from external customers
U.K. Regulated	$476	$541	$1,090	$1,124
Kentucky Regulated	700	732	1,525	1,577
Pennsylvania Regulated	554	521	1,162	1,166
Corporate and Other	9	9	16	15
Total	$1,739	$1,803	$3,793	$3,882

Net Income
U.K. Regulated (a)	$179	$284	$519	$548
Kentucky Regulated	74	97	201	214
Pennsylvania Regulated	118	94	236	215
Corporate and Other	(27)	(34)	(58)	(70)
Total	$344	$441	$898	$907

(a)Includes unrealized gains and losses from hedging foreign currency economic activity. See Note 14 for additional information.

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated Balance Sheets as of:

	June 30, 2020	December 31, 2019
Assets
U.K. Regulated (a) (b)	$17,479	$17,622
Kentucky Regulated	15,802	15,597
Pennsylvania Regulated	12,036	11,918
Corporate and Other (c)	1,203	543
Total	$46,520	$45,680

(a)Includes $12.9 billion and $13.2 billion of net PP&E as of June 30, 2020 and December 31, 2019. WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP.
(b)Includes $2.4 billion and $2.5 billion of goodwill as of June 30, 2020 and December 31, 2019.
(c)Primarily consists of unallocated items, including cash, PP&E, goodwill, the elimination of inter-segment transactions as well as the assets of Safari Energy.

(PPL Electric, LKE, LG&E and KU)

PPL Electric has two operating segments, distribution and transmission, which are aggregated into a single reportable segment. LKE, LG&E and KU are individually single operating and reportable segments.

4. Revenue from Contracts with Customers

(All Registrants)

See Note 3 in PPL's 2019 Form 10-K for a discussion of the principal activities from which the Registrants and PPL’s segments generate their revenues.

The following tables reconcile "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the periods ended June 30.

	2020 Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$1,739	$554	$700	$322	$388
Revenues derived from:
Alternative revenue programs (b)	(8)	(1)	(7)	(1)	(6)
Other (c)	(7)	(1)	(4)	(1)	(3)
Revenues from Contracts with Customers	$1,724	$552	$689	$320	$379

	2019 Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$1,803	$521	$732	$334	$406
Revenues derived from:
Alternative revenue programs (b)	(20)	(2)	(18)	(3)	(15)
Other (c)	(10)	(2)	(6)	(3)	(3)
Revenues from Contracts with Customers	$1,773	$517	$708	$328	$388

	2020 Six Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$3,793	$1,162	$1,525	$729	$820
Revenues derived from:
Alternative revenue programs (b)	(11)	(1)	(10)	(4)	(6)
Other (c)	(17)	(3)	(10)	(4)	(6)
Revenues from Contracts with Customers	$3,765	$1,158	$1,505	$721	$808

	2019 Six Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$3,882	$1,166	$1,577	$744	$856
Revenues derived from:
Alternative revenue programs (b)	(26)	(6)	(20)	(5)	(15)
Other (c)	(19)	(5)	(10)	(4)	(6)
Revenues from Contracts with Customers	$3,837	$1,155	$1,547	$735	$835

(a)PPL includes $476 million and $1,090 million for the three and six months ended June 30, 2020 and $541 million and $1,124 million for the three and six months ended June 30, 2019 of revenues from external customers reported by the U.K. Regulated segment. PPL Electric and LKE represent revenues from external customers reported by the Pennsylvania Regulated and Kentucky Regulated segments. See Note 3 for additional information.
(b)Alternative revenue programs include the transmission formula rate for PPL Electric, the ECR and DSM programs for LG&E and KU, the GLT program for LG&E, and the generation formula rate for KU. This line item shows the over/under collection of these rate mechanisms with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts.
(c)Represents additional revenues outside the scope of revenues from contracts with customers, such as lease and other miscellaneous revenues.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended June 30.

	2020 Three Months
	PPL (d)	PPL Electric (d)	LKE	LG&E	KU
Licensed energy suppliers (a)	$449	$—	$—	$—	$—
Residential	583	290	293	149	144
Commercial	274	74	200	100	100
Industrial	134	12	122	38	84
Other (b)	108	12	62	28	34
Wholesale - municipality	3	—	3	—	3
Wholesale - other (c)	9	—	9	5	14
Transmission	164	164	—	—	—
Revenues from Contracts with Customers	$1,724	$552	$689	$320	$379

	2019 Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$510	$—	$—	$—	$—
Residential	572	301	271	138	133
Commercial	302	87	215	108	107
Industrial	156	15	141	43	98
Other (b)	117	13	66	29	37
Wholesale - municipality	4	—	4	—	4
Wholesale - other (c)	11	—	11	10	9
Transmission	101	101	—	—	—
Revenues from Contracts with Customers	$1,773	$517	$708	$328	$388

	2020 Six Months
	PPL (d)	PPL Electric (d)	LKE	LG&E	KU
Licensed energy suppliers (a)	$1,032	$—	$—	$—	$—
Residential	1,297	634	663	336	327
Commercial	586	155	431	224	207
Industrial	278	20	258	83	175
Other (b)	224	26	128	56	72
Wholesale - municipality	8	—	8	—	8
Wholesale - other (c)	17	—	17	22	19
Transmission	323	323	—	—	—
Revenues from Contracts with Customers	$3,765	$1,158	$1,505	$721	$808

	2019 Six Months
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$1,066	$—	$—	$—	$—
Residential	1,350	708	642	327	315
Commercial	621	182	439	229	210
Industrial	306	32	274	87	187
Other (b)	232	27	136	62	74
Wholesale - municipality	32	—	32	—	32
Wholesale - other (c)	24	—	24	30	17
Transmission	206	206	—	—	—
Revenues from Contracts with Customers	$3,837	$1,155	$1,547	$735	$835

(a)Represents customers of WPD.
(b)Primarily includes revenues from pole attachments, street lighting, other public authorities and other non-core businesses.
(c)Includes wholesale power and transmission revenues. LG&E and KU amounts include intercompany power sales and transmission revenues, which are eliminated upon consolidation at LKE.

(d)In the fourth quarter of 2019, management deemed it appropriate to present the revenue offset associated with network integration transmission service (NITS) as distribution revenue rather than transmission revenue.

As discussed in Note 2 in PPL's 2019 Form 10-K, PPL segments its business by geographic location. Revenues from external customers for each segment/geographic location are reconciled to revenues from contracts with customers in the footnotes to the tables above. PPL Electric's revenues from contracts with customers are further disaggregated by distribution and transmission, which were $388 million and $164 million for the three months ended June 30, 2020 and $835 million and $323 million for the six months ended June 30, 2020. PPL Electric's revenue from contracts with customers disaggregated by distribution and transmission were $416 million and $101 million for the three months ended June 30, 2019 and $949 million and $206 million for the six months ended June 30, 2019.

Contract receivables from customers are primarily included in "Accounts receivable - Customer" and "Unbilled revenues" on the Balance Sheets.

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the periods ended June 30.

	Three Months		Six Months
	2020	2019	2020	2019
PPL	$7	$2	$15	$11
PPL Electric	5	—	9	6
LKE	1	1	3	3
LG&E	—	—	1	1
KU	1	1	2	2

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers.

	PPL	PPL Electric	LKE	LG&E	KU
Contract liabilities at December 31, 2019	$44	$21	$9	$5	$4
Contract liabilities at June 30, 2020	37	16	9	4	5
Revenue recognized during the six months ended June 30, 2020 that was included in the contract liability balance at December 31, 2019	28	9	9	5	4

Contract liabilities at December 31, 2018	$42	$23	$9	$5	$4
Contract liabilities at June 30, 2019	47	22	9	5	4
Revenue recognized during the six months ended June 30, 2019 that was included in the contract liability balance at December 31, 2018	29	11	9	5	4

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

At June 30, 2020, PPL had $30 million of performance obligations attributable to Corporate and Other that have not been satisfied. Of this amount, PPL expects to recognize approximately $29 million within the next 12 months.

5. Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the applicable period. Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding, increased by incremental shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares as calculated using the Treasury Stock Method. Incremental non-participating securities that have a dilutive impact are detailed in the table below. These dilutive securities include the PPL common stock forward sale agreements, which were settled in 2019. The forward sale agreements were dilutive under the Treasury Stock Method to the extent the average stock price of PPL's common shares exceeded the forward sale price prescribed in the agreements.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended June 30 used in the EPS calculation are:

	Three Months		Six Months
	2020	2019	2020	2019
Income (Numerator)
Net income	$344	$441	$898	$907
Less amounts allocated to participating securities	1	1	1	1
Net income available to PPL common shareowners - Basic and Diluted	$343	$440	$897	$906

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	768,768	721,785	768,358	721,406
Add incremental non-participating securities:
Share-based payment awards	640	897	715	960
Forward sale agreements	—	8,233	—	8,070
Weighted-average shares - Diluted EPS	769,408	730,915	769,073	730,436

Basic EPS
Net Income available to PPL common shareowners	$0.45	$0.61	$1.17	$1.26

Diluted EPS
Net Income available to PPL common shareowners	$0.45	$0.60	$1.17	$1.24

For the periods ended June 30, PPL issued common stock related to stock-based compensation plans and the DRIP as follows (in thousands):

	Three Months		Six Months
	2020	2019	2020	2019
Stock-based compensation plans	9	52	607	642
DRIP	509	417	943	875

For the periods ended June 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Six Months
	2020	2019	2020	2019
Stock-based compensation awards	1,170	—	710	—

6. Income Taxes

Reconciliations of income tax expense (benefit) for the periods ended June 30 are as follows.

(PPL)
	Three Months		Six Months
	2020	2019	2020	2019
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$88	$110	$234	$235
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	11	8	24	21
Valuation allowance adjustments (a)	7	7	13	14
Impact of lower U.K. income tax rates	(9)	(6)	(20)	(14)
Amortization of excess deferred federal and state income taxes	(12)	(10)	(23)	(21)
Interest benefit on U.K. financing entities	(3)	(3)	(5)	(6)
Kentucky recycling credit, net of federal income tax expense (a)	—	(20)	—	(20)
Other	(8)	(2)	(9)	1
Total increase (decrease)	(14)	(26)	(20)	(25)
Total income tax expense (benefit)	$74	$84	$214	$210

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

(PPL Electric)
	Three Months		Six Months
	2020	2019	2020	2019
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$33	$26	$67	$61
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	12	10	25	23
Depreciation and other items not normalized	(2)	(1)	(4)	(3)
Amortization of excess deferred federal and state income taxes	(5)	(4)	(8)	(8)
Other	2	1	1	1
Total increase (decrease)	7	6	14	13
Total income tax expense (benefit)	$40	$32	$81	$74

(LKE)
	Three Months		Six Months
	2020	2019	2020	2019
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$21	$23	$56	$56
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	4	11	10
Valuation allowance adjustments (a)	—	3	—	3
Amortization of excess deferred federal and state income taxes	(6)	(6)	(13)	(12)
Kentucky recycling credit, net of federal income tax expense (a)	—	(20)	—	(20)
Other	(2)	(1)	(3)	(2)
Total increase (decrease)	(4)	(20)	(5)	(21)
Total income tax expense (benefit)	$17	$3	$51	$35

(a)During the second quarter of 2019, LKE recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky. A portion of this amount has been reserved due to insufficient Kentucky taxable income projected at LKE.

(LG&E)
	Three Months		Six Months
	2020	2019	2020	2019
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$12	$12	$32	$29
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2	2	6	5
Valuation allowance adjustments (a)	—	15	—	15
Amortization of excess deferred federal and state income taxes	(2)	(2)	(5)	(5)
Kentucky recycling credit, net of federal income tax expense (a)	—	(15)	—	(15)
Other	—	—	(2)	—
Total increase (decrease)	—	—	(1)	—
Total income tax expense (benefit)	$12	$12	$31	$29

(a)During the second quarter of 2019, LG&E recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky. This amount has been reserved due to insufficient Kentucky taxable income projected at LG&E.

(KU)
	Three Months		Six Months
	2020	2019	2020	2019
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$13	$16	$34	$37
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	3	6	7
Valuation allowance adjustments (a)	—	5	—	5
Amortization of excess deferred federal and state income taxes	(4)	(4)	(8)	(7)
Kentucky recycling credit, net of federal income tax expense (a)	—	(5)	—	(5)
Other	(1)	(1)	(1)	(1)
Total increase (decrease)	(2)	(2)	(3)	(1)
Total income tax expense (benefit)	$11	$14	$31	$36

(a)During the second quarter of 2019, KU recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky. This amount has been reserved due to insufficient Kentucky taxable income projected at KU.

Other

U.K. Corporation Tax Rate Change (PPL)

The U.K. corporation tax rate was scheduled to be reduced from 19% to 17%, effective April 1, 2020. On March 11, 2020, the U.K. Finance Act 2020 included a cancellation of the tax rate reduction to 17%, thereby maintaining the corporation tax rate at 19% for financial years 2020 and 2021. The Finance Act 2020 was formally enacted on July 22, 2020. The impact of the cancellation of the corporate tax rate reduction will result in an increase in deferred tax liabilities and a corresponding deferred tax expense of approximately $100 million to $110 million, which will be recorded in the third quarter of 2020.

2020 TCJA Regulatory Update (All Registrants)

In July 2020, the IRS issued final and new proposed regulations relating to limitations on interest deductibility for tax purposes. The final regulations are expected to apply to the Registrants for 2020, while the proposed regulations will apply in the year in which the regulations are issued in final form, which is expected to be in 2021. The Registrants are evaluating the final and proposed regulations, but do not expect the regulations to have a material impact on the Registrants’ financial condition or results of operations.

7. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Current Regulatory Assets:
Plant outage costs	$41	$32	$—	$—
Gas supply clause	4	8	—	—
Smart meter rider	17	13	17	13
Transmission formula rate	4	3	4	3
Transmission service charge	10	10	10	10
Other	6	1	—	—
Total current regulatory assets (a)	$82	$67	$31	$26

	PPL		PPL Electric
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Noncurrent Regulatory Assets:
Defined benefit plans	$779	$800	$452	$467
Storm costs	31	39	11	15
Unamortized loss on debt	35	41	13	18
Interest rate swaps	28	22	—	—
Terminated interest rate swaps	78	81	—	—
Accumulated cost of removal of utility plant	230	220	230	220
AROs	287	279	—	—
Act 129 compliance rider	—	6	—	6
Other	4	4	—	—
Total noncurrent regulatory assets	$1,472	$1,492	$706	$726

	PPL		PPL Electric
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Current Regulatory Liabilities:
Generation supply charge	$23	$23	$23	$23
Environmental cost recovery	1	5	—	—
Universal service rider	7	9	7	9
Fuel adjustment clause	8	8	—	—
TCJA customer refund	28	61	28	59
Storm damage expense rider	8	5	8	5
Act 129 compliance rider	6	—	6	—
Other	5	4	—	—
Total current regulatory liabilities	$86	$115	$72	$96

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$643	$640	$—	$—
Power purchase agreement - OVEC	47	51	—	—
Net deferred taxes	1,722	1,756	572	588
Defined benefit plans	55	51	14	11
Terminated interest rate swaps	68	68	—	—
Other	4	6	—	—
Total noncurrent regulatory liabilities	$2,539	$2,572	$586	$599

	LKE		LG&E		KU
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Current Regulatory Assets:
Plant outage costs	$41	$32	$14	$16	$27	$16
Gas supply clause	4	8	4	8	—	—
Other	6	1	5	1	1	—
Total current regulatory assets	$51	$41	$23	$25	$28	$16

	LKE		LG&E		KU
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Noncurrent Regulatory Assets:
Defined benefit plans	$327	$333	$199	$206	$128	$127
Storm costs	20	24	12	14	8	10
Unamortized loss on debt	22	23	13	14	9	9
Interest rate swaps	28	22	28	22	—	—
Terminated interest rate swaps	78	81	46	47	32	34
AROs	287	279	79	76	208	203
Other	4	4	1	1	3	3
Total noncurrent regulatory assets	$766	$766	$378	$380	$388	$386

	LKE		LG&E		KU
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Current Regulatory Liabilities:
Environmental cost recovery	$1	$5	$—	$1	$1	$4
Demand side management	3	3	1	1	2	2
Fuel adjustment clause	8	8	3	—	5	8
Other	2	3	—	—	2	3
Total current regulatory liabilities	$14	$19	$4	$2	$10	$17

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$643	$640	$271	$266	$372	$374
Power purchase agreement - OVEC	47	51	33	35	14	16
Net deferred taxes	1,150	1,168	537	544	613	624
Defined benefit plans	41	40	—	—	41	40
Terminated interest rate swaps	68	68	34	34	34	34
Other	4	6	2	4	2	2
Total noncurrent regulatory liabilities	$1,953	$1,973	$877	$883	$1,076	$1,090

(a)For PPL, these amounts are included in "Other current assets" on the Balance Sheets.

Regulatory Matters

Kentucky Activities

ECR Filings (PPL, LKE, LG&E and KU)

On March 31, 2020, LG&E and KU submitted applications to the KPSC for ECR rate treatment regarding upcoming environmental construction projects relating to the EPA's regulations addressing ELGs. The construction projects are expected to begin in 2020 and continue through 2024 and are estimated to cost approximately $405 million ($153 million at LG&E and $252 million at KU). The applications request an authorized 9.725% return on equity with respect to LG&E's and KU's ECR mechanisms consistent with the 2018 Kentucky rate cases approved in April 2019. Decisions on the applications are currently expected in September 2020. LG&E and KU cannot predict the outcome of these proceedings.

Pennsylvania Activities

Act 129 (PPL and PPL Electric)

The Pennsylvania Public Utility Code requires electric distribution companies, including PPL Electric, to act as a DSP, which provides electricity generation supply service to customers pursuant to a PUC-approved default service procurement plan. A DSP is able to recover the costs associated with its default service procurement plan.

In March 2020, PPL Electric filed a Petition for Approval of a new default service program and procurement plan with the PUC for the period June 1, 2021 through May 31, 2025. Hearings are scheduled for August 2020. This proceeding remains pending before the PUC. PPL Electric cannot predict the outcome of this proceeding.

Federal Matters

Challenge to PPL Electric Transmission Formula Rate Return on Equity

(PPL and PPL Electric)

On May 21, 2020, PP&L Industrial Customer Alliance (PPLICA) filed a complaint with the FERC alleging that PPL Electric's base return on equity (ROE) of 11.18% used to determine PPL Electric's formula transmission rate is unjust and unreasonable, and proposing an alternative ROE of 8.0% based on its interpretation of FERC Opinion No. 569. However, also on May 21, 2020, the FERC issued Opinion No. 569-A in response to numerous requests for rehearing of Opinion No. 569, which revised the method for analyzing base ROE. On June 10, 2020, PPLICA filed a Motion to Supplement the May 21, 2020 complaint in which PPLICA continued to allege that PPL Electric’s base ROE is unjust and unreasonable, but revised its analysis of PPL Electric's base ROE to reflect the guidance provided in Opinion No. 569-A. The amended complaint proposed an updated alternative ROE of 8.5% and also requested that the FERC preserve the original refund effective date as established by the filing of the original complaint on May 21, 2020. Several parties have filed motions to intervene, including one party who filed Comments in Support of the original complaint.

On July 10, 2020, PPL Electric filed its Answer and supporting Testimony to the PPLICA filings arguing that the FERC should deny the original and amended complaints as they are without merit and fail to demonstrate the existing base ROE is unjust and unreasonable. In addition, in the event the FERC determines PPL Electric's ROE to be unjust and unreasonable, PPL Electric contends a refund effective date should be set for no earlier than June 10, 2020 and PPLICA's proposed replacement ROE should be rejected. This proceeding remains pending before the FERC. On July 27, 2020, an intervenor filed a motion for permission to respond and a response to PPL Electric’s Answer contesting the arguments made in that Answer. PPL Electric believes its ROE is just and reasonable and that it has meritorious defenses against the original and amended complaints. At this time, PPL Electric cannot predict the outcome of this matter or the range of possible losses, if any, that may be incurred. However, revenue earned from May 21, 2020 through the settlement of this matter may be subject to refund. A change of 50 basis points to the base ROE would impact PPL Electric's net income by approximately $12 million on an annual basis.

FERC Transmission Rate Filing

(PPL, LKE, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. Due to the development of robust, accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. In March 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, subject to FERC review and approval. In July 2019, LG&E and KU proposed their transition mechanism to the FERC and in September 2019, the FERC rejected the proposed transition mechanism and issued a separate order providing clarifications of certain aspects of the March order. In October 2019, LG&E and KU filed requests for rehearing and clarification on the two September orders. Certain petitions for review of the FERC's orders have been filed by multiple parties, including LG&E and KU, with the D.C. Circuit Court of Appeals. LG&E and KU cannot predict the outcome of these proceedings. In February 2020, the D.C. Circuit Court of Appeals issued an order holding the various appeals in abeyance pending the FERC's rehearing process. LG&E and KU currently receive recovery of waivers and credits provided through other rate mechanisms.

(PPL and PPL Electric)

In April 2020, PPL Electric filed its annual transmission formula rate update with the FERC, reflecting a revised revenue requirement that took effect in June 2020.

Other

Purchase of Receivables Program (PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for credit losses. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During the three and six months ended June 30, 2020, PPL Electric purchased $240 million and $551 million of accounts receivable from alternative suppliers. During the three and six months ended June 30, 2019, PPL Electric purchased $271 million and $619 million of accounts receivable from alternative suppliers.

8. Financing Activities

Credit Arrangements and Short-term Debt

(All Registrants)

The Registrants maintain credit facilities to enhance liquidity, provide credit support and act as a backstop to commercial paper programs. For reporting purposes, on a consolidated basis, the credit facilities and commercial paper programs of PPL Electric, LKE, LG&E and KU also apply to PPL and the credit facilities and commercial paper programs of LG&E and KU also apply to LKE. The amounts listed in the borrowed column below are recorded as "Short-term debt" on the Balance Sheets except for borrowings under PPL Capital Funding's term loan agreement due March 2022, which are reflected in "Long-term debt" on the Balance Sheets. The following credit facilities were in place at:

	June 30, 2020					December 31, 2019
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
U.K.
WPD plc
Syndicated Credit Facility (a)	Jan. 2023	£210	£162	£—	£48	£155	£—
WPD (South West)
Syndicated Credit Facility (b)	May 2023	220	—	—	220	40	—
WPD (South Wales)
Syndicated Credit Facility (c)	May 2023	125	5	—	120	—	—
WPD (East Midlands)
Syndicated Credit Facility	May 2023	250	—	—	250	—	—
WPD (West Midlands)
Syndicated Credit Facility (d)	May 2023	250	39	—	211	48	—
Uncommitted Credit Facilities (e)		100	60	4	36	—	4
Total U.K. Credit Facilities (f)		£1,155	£266	£4	£885	£243	£4
U.S.
PPL Capital Funding (g)
Syndicated Credit Facility	Jan. 2024	$1,450	$—	$—	$1,450	$—	$450
Term Loan Credit Facility	Mar. 2021	200	200	—	—	—	—
Bilateral Credit Facility	Mar. 2021	50	—	—	50	—	—
Bilateral Credit Facility	Mar. 2021	50	—	15	35	—	15
Term Loan Credit Facility	Mar. 2021	100	100	—	—	—	—
Term Loan Credit Facility	Mar. 2022	100	100	—	—	—	—
Total PPL Capital Funding Credit Facilities		$1,950	$400	$15	$1,535	$—	$465

PPL Electric
Syndicated Credit Facility	Jan. 2024	$650	$—	$201	$449	$—	$1

LG&E
Syndicated Credit Facility	Jan. 2024	$500	$—	$—	$500	$—	$238
Total LG&E Credit Facilities		$500	$—	$—	$500	$—	$238

KU
Syndicated Credit Facility	Jan. 2024	$400	$—	$—	$400	$—	$150
Total KU Credit Facilities		$400	$—	$—	$400	$—	$150

(a) The amounts borrowed at June 30, 2020 and December 31, 2019 were USD-denominated borrowings of $200 million for both periods, which bore interest at 1.00% and 2.52%. The interest rates on the borrowings are equal to one-month USD LIBOR plus a spread.
(b) The amount borrowed at December 31, 2019 was GBP-denominated borrowings which equated to $51 million and bore interest at 1.09%. The interest rate on the borrowing are equal to one-month GBP LIBOR plus a margin.
(c) The amount borrowed at June 30, 2020 was GBP-denominated borrowing which equated to $6 million and bore interest at 0.60%. The interest rate on the borrowing are equal to one-month GBP LIBOR plus a margin.
(d) The amount borrowed at June 30, 2020 and December 31, 2019 were GBP-denominated borrowings which equated to $48 million and $62 million and bore interest at 0.60% and 1.11%. The interest rates on the borrowings are equal to one-month GBP LIBOR plus a margin.
(e) The amount borrowed at June 30, 2020 was GBP-denominated borrowings which equated to $74 million and bore interest at 1.35%.
(f) At June 30, 2020, the unused capacity under the U.K. credit facilities was $1.1 billion.
(g) The interest rates on the borrowings are based on one-month LIBOR plus a spread, which resulted in a weighted-average rate of 1.04% at June 30, 2020.

(PPL)

In March 2020, PPL Capital Funding entered into a $200 million term loan credit facility expiring in March 2021 and borrowed the full principal amount under the facility at an initial interest rate of 1.96%. The applicable interest rate on borrowings fluctuates periodically and is based on LIBOR plus a spread. The proceeds were used to repay short-term debt and for general corporate purposes.

In April 2020, PPL Capital Funding entered into a $100 million term loan credit facility expiring in March 2021 and borrowed the full principal amount under the facility at an initial interest rate of 1.73%. The applicable interest rate on borrowings fluctuates periodically and is based on LIBOR plus a spread. The proceeds were used to repay short-term debt and for general corporate purposes.

PPL has guaranteed PPL Capital Funding's obligations under these credit agreements.

(All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	June 30, 2020				December 31, 2019
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding	—%	$1,500	$—	$1,500	2.13%	$450
PPL Electric	0.26%	650	200	450		—
LG&E	—%	350	—	350	2.07%	238
KU	—%	350	—	350	2.02%	150
Total		$2,850	$200	$2,650		$838

(PPL Electric, LKE, LG&E, and KU)

See Note 11 for discussion of intercompany borrowings.

Long-term Debt

(PPL)

In April 2020, PPL Capital Funding entered into a $100 million term loan credit facility expiring in March 2022 and borrowed the full principal amount under the facility at an initial interest rate of 1.72%. The applicable interest rate on borrowings fluctuates periodically and is based on LIBOR plus a spread. The proceeds were used to repay short-term debt and for general corporate purposes.

In April 2020, PPL Capital Funding issued $1 billion of 4.125% Senior Notes due 2030. PPL Capital Funding received proceeds of $993 million, net of a discount and underwriting fees, which were used to repay short-term debt and for general corporate purposes.

PPL has guaranteed PPL Capital Funding's obligations under the credit agreement and notes.

(PPL and LKE)

In June 2020, LKE issued a notice to redeem its series of $475 million of 3.75% senior notes due November 2020 on August 15, 2020.

(PPL, LKE and KU)

In June 2020, KU issued $500 million of 3.30% First Mortgage Bonds due 2050. KU received proceeds of $493 million, net of discounts and underwriting fees, which were initially used to repay short-term debt and for other general corporate purposes, pending application to the redemption of KU’s 3.25% First Mortgage Bonds in August 2020.

In August 2020, KU redeemed $500 million of 3.25% First Mortgage Bonds due November 2020.

Equity Securities

ATM Program

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program, including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the six months ended June 30, 2020.

Distributions

In May 2020, PPL declared a quarterly common stock dividend, payable July 1, 2020, of 41.50 cents per share (equivalent to $1.66 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

	Pension Benefits
	Three Months				Six Months
	U.S.		U.K.		U.S.		U.K.
	2020	2019	2020	2019	2020	2019	2020	2019
PPL
Service cost	$15	$12	$21	$17	$28	$25	$44	$34
Interest cost	36	41	35	48	74	82	71	95
Expected return on plan assets	(63)	(61)	(151)	(150)	(123)	(122)	(309)	(298)
Amortization of:
Prior service cost	2	2	—	—	4	4	—	—
Actuarial loss	24	14	52	23	44	27	106	47
Net periodic defined benefit costs (credits) before settlements	14	8	(43)	(62)	27	16	(88)	(122)
Settlements	—	—	—	—	—	1	—	—
Net periodic defined benefit costs (credits)	$14	$8	$(43)	$(62)	$27	$17	$(88)	$(122)

	Pension Benefits
	Three Months		Six Months
	2020	2019	2020	2019
LKE
Service cost	$7	$5	$12	$11
Interest cost	13	17	29	33
Expected return on plan assets	(26)	(26)	(50)	(51)
Amortization of:
Prior service cost	2	2	4	4
Actuarial loss (a)	10	6	19	10
Net periodic defined benefit costs	$6	$4	$14	$7

(a) As a result of treatment approved by the KPSC, the difference between actuarial loss calculated in accordance with LKE's accounting policy and actuarial loss calculated using a 15-year amortization period was $3 million and $6 million for the three and six months ended June 30, 2020 and $1 million for the three and six months ended June 30, 2019. This difference is recorded as a regulatory asset.

	Pension Benefits
	Three Months	Six Months
	2019 (a)	2019 (a)
LG&E
Service cost	$1	$1
Interest cost	3	6
Expected return on plan assets	(5)	(11)
Amortization of:
Prior service cost	2	3
Actuarial loss	1	3
Net periodic defined benefit costs	$2	$2

(a) The pension plans sponsored by LKE and LG&E were merged effective January 1, 2020 into the LG&E and KU Pension Plan, sponsored by LKE.

	Other Postretirement Benefits
	Three Months		Six Months
	2020	2019	2020	2019
PPL
Service cost	$1	$1	$3	$2
Interest cost	5	5	10	11
Expected return on plan assets	(6)	(4)	(11)	(9)
Amortization of prior service cost	1	—	1	—
Net periodic defined benefit costs	$1	$2	$3	$4

LKE
Service cost	$1	$1	$2	$2
Interest cost	2	2	4	4
Expected return on plan assets	(3)	(2)	(5)	(4)
Amortization of:
Prior service cost	—	1	—	1
Actuarial gain	—	(1)	—	(1)
Net periodic defined benefit costs	$—	$1	$1	$2

(PPL Electric, LG&E and KU)

PPL Electric is allocated costs of defined benefit plans sponsored by PPL Services and LG&E and KU are allocated costs of defined benefit plans sponsored by LKE. LG&E and KU are also allocated costs of defined benefit plans from LKS for defined benefit plans sponsored by LKE. See Note 11 for additional information on costs allocated to LG&E and KU from LKS. These allocations are based on participation in those plans, which management believes are reasonable. For the periods ended June 30, PPL Services allocated the following net periodic defined benefit costs to PPL Electric, and LKE allocated the following net periodic defined benefit costs to LG&E and KU:

	Three Months		Six Months
	2020	2019	2020	2019
PPL Electric	$3	$2	$6	$5
LG&E (a)	2	1	5	2
KU	—	—	1	—

(a) Allocations to LG&E increased in 2020 primarily due to the merger of plans sponsored by LKE and LG&E effective January 1, 2020 into the LG&E and KU Pension Plan.

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

Talen Montana Retirement Plan and Talen Energy Marketing, LLC, Individually and on Behalf of All Others Similarly Situated v. PPL Corporation et al.

On October 29, 2018, Talen Montana Retirement Plan and Talen Energy Marketing filed a putative class action complaint on behalf of current and contingent creditors of Talen Montana who allegedly suffered harm or allegedly will suffer reasonably foreseeable harm as a result of a November 2014 distribution of proceeds from the sale of then-PPL Montana's hydroelectric generating facilities. The action was filed in the Sixteenth Judicial District of the State of Montana, Rosebud County, against PPL and certain of its affiliates and current and former officers and directors (Talen Putative Class Action). Plaintiff asserts claims for, among other things, fraudulent transfer, both actual and constructive; recovery against subsequent transferees; civil conspiracy; aiding and abetting tortious conduct; and unjust enrichment. Plaintiff is seeking avoidance of the purportedly fraudulent transfer, unspecified damages, including punitive damages, the imposition of a constructive trust, and other relief. In December 2018, PPL removed the Talen Putative Class Action from the Sixteenth Judicial District of the State of Montana to the United States District Court for the District of Montana, Billings Division (MT Federal Court). In January 2019, the plaintiff moved to remand the Talen Putative Class Action back to state court, and dismissed without prejudice all current and former PPL Corporation directors from the case. In September 2019, the MT Federal Court granted plaintiff's motion to remand the case back to state court. Although, the PPL defendants petitioned the Ninth Circuit Court of Appeals to grant an appeal of the remand decision, in November 2019, the Ninth Circuit Court of Appeals denied that request and in December 2019, Talen Montana Retirement Plan filed a Second Amended Complaint in the Sixteenth Judicial District of the State of Montana, Rosebud County, which removed Talen Energy Marketing as a plaintiff. In January 2020, PPL defendants filed a motion to dismiss the Second Amended Complaint. The Court held a hearing on June 24, 2020 regarding the motion to dismiss. PPL cannot predict the Court's decision.

PPL Corporation et al. vs. Riverstone Holdings LLC, Talen Energy Corporation et al.

On November 30, 2018, PPL, certain PPL affiliates, and certain current and former officers and directors (PPL plaintiffs) filed a complaint in the Court of Chancery of the State of Delaware seeking various forms of relief against Riverstone, Talen Energy and certain of their affiliates (Delaware Action), in response to and as part of the defense strategy for an action filed by Talen Montana, LLC (the Talen Direct Action, since dismissed) and the Talen Putative Class Action described above (together, the Montana Actions) originally filed in Montana state court in October 2018. In the complaint, the PPL plaintiffs ask the Delaware Court of Chancery for declaratory and injunctive relief. This includes a declaratory judgment that, under the separation agreement governing the spinoff of PPL Energy Supply, all related claims that arise must be heard in Delaware; that the statute of limitations in Delaware and the spinoff agreement bar these claims at this time; that PPL is not liable for the claims in either the Talen Direct Action or the Talen Putative Class Action as PPL Montana was solvent at all relevant times; and that the separation agreement requires that Talen Energy indemnify PPL for all losses arising from the debts of Talen Montana, among other things. PPL's complaint also seeks damages against Riverstone for interfering with the separation agreement and against Riverstone affiliates for breach of the implied covenant of good faith and fair dealing. The complaint was subsequently amended on January 11, 2019 and March 20, 2019, to include, among other things, claims related to indemnification with respect to the Montana Actions, request a declaration that the Montana Actions are time-barred under the spinoff agreements, and allege additional facts to support the tortious interference claim. In April 2019, the defendants filed motions to dismiss the amended complaint. In July 2019, the Court heard oral arguments from the parties regarding the motions to dismiss, and in October 2019, the Delaware Court of Chancery issued an opinion sustaining all of the PPL plaintiffs' claims except for the claim for breach of implied covenant of good faith and fair dealing. As a result of the dismissal of the Talen Direct Action in December 2019, in January 2020, Talen Energy filed a new motion to dismiss five of the remaining eight claims in the amended complaint. The Court heard oral argument on the motion to dismiss on May 28, 2020, and on June 22, 2020, issued an opinion denying the motion in its entirety. Discovery is proceeding, and a trial has been scheduled for June 2021.

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

(PPL, LKE and KU)

E.W. Brown Environmental Claims

In July 2017, the Kentucky Waterways Alliance and the Sierra Club filed a citizen suit complaint against KU in the U.S. District Court for the Eastern District of Kentucky (U.S. District Court) alleging discharges at the E.W. Brown plant in violation of the Clean Water Act and the plant's water discharge permit, and alleging contamination that may present an imminent and substantial endangerment in violation of the RCRA. The plaintiffs' suit relates to prior notices of intent to file a citizen suit submitted in October and November 2015 and October 2016. These plaintiffs sought injunctive relief ordering KU to take all actions necessary to comply with the Clean Water Act and RCRA, including ceasing the discharges in question, abating effects associated with prior discharges and eliminating the alleged imminent and substantial endangerment. These plaintiffs also sought assessment of civil penalties and an award of litigation costs and attorney fees. In December 2017, the U.S. District Court issued an Order dismissing the Clean Water Act and RCRA complaints against KU in their entirety. In January 2018, the plaintiffs appealed the dismissal Order to the U.S. Court of Appeals for the Sixth Circuit. In September 2018, the U.S. Court of Appeals for the Sixth Circuit issued its ruling affirming the lower court's decision to dismiss the Clean Water Act claims but reversing its dismissal of the RCRA claims against KU and remanding the latter to the U.S. District Court. In October 2018, KU filed a petition for rehearing to the U.S. Court of Appeals for the Sixth Circuit regarding the RCRA claims. In November 2018, the U.S. Court of Appeals for the Sixth Circuit denied KU's petition for rehearing regarding the RCRA claims. In January 2019, KU filed an answer to plaintiffs’ complaint in the U.S. District Court. A trial has been scheduled to begin in February 2021. PPL, LKE and KU cannot predict the outcome of these matters and an estimate or range of possible losses cannot be determined.

KU is undertaking extensive remedial measures at the E.W. Brown plant including work preparing for closure of the former ash pond, implementation of a groundwater remedial action plan and performance of a corrective action plan including aquatic study of adjacent surface waters and risk assessment. The aquatic study and risk assessment are being undertaken pursuant to a 2017 agreed Order with the Kentucky Energy and Environment Cabinet (KEEC). KU conducted sampling of Herrington Lake in 2017 and 2018. In June 2019, KU submitted to the KEEC the required aquatic study and risk assessment, conducted by an independent third-party consultant, finding that discharges from the E.W. Brown plant have not had any significant impact on Herrington Lake and that the water in the lake is safe for recreational use and meets safe drinking water standards. However, until the KEEC assesses the study and issues any regulatory determinations, PPL, LKE and KU are unable to determine whether additional remedial measures will be required at the E.W. Brown plant.

Air

Sulfuric Acid Mist Emissions (PPL, LKE and LG&E)

In June 2016, the EPA issued a notice of violation under the Clean Air Act alleging that LG&E violated applicable rules relating to sulfuric acid mist emissions at its Mill Creek plant. The notice alleges failure to install proper controls, failure to operate the facility consistent with good air pollution control practice, and causing emissions exceeding applicable requirements or constituting a nuisance or endangerment. LG&E believes it has complied with applicable regulations during the relevant time period. On July 31, 2020, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Western District of Kentucky alleging violations specified in the EPA notice of violation and seeking civil penalties and injunctive relief. PPL, LKE and LG&E are unable to predict the outcome of this matter or the potential impact on operations of the Mill Creek plant, including increased capital or operating costs, and potential civil penalties or remedial measures, if any. An estimate or range of possible losses cannot be determined.

Water/Waste

(PPL, LKE, LG&E and KU)

ELGs

In 2015, the EPA finalized ELGs for wastewater discharge permits for new and existing steam electricity generating facilities. These guidelines require deployment of additional control technologies providing physical, chemical and biological treatment and mandate operational changes including "no discharge" requirements for certain wastewaters. The implementation date for individual generating stations was to be determined by the states on a case-by-case basis according to criteria provided by the EPA. Legal challenges to the final rule were consolidated before the U.S. Court of Appeals for the Fifth Circuit. In April 2017, the EPA announced that it would grant petitions for reconsideration of the rule. In September 2017, the EPA issued a rule to postpone the compliance date for certain requirements. On November 22, 2019, the EPA issued proposed revisions to its best available technology standards for certain wastewaters. The EPA has indicated that it expects to complete its reconsideration of best available technology standards by the fall of 2020. Upon completion of the ongoing regulatory proceedings, the rule will be implemented by the states in the course of their normal permitting activities. LG&E and KU are developing responsive compliance strategies and schedules. PPL, LKE, LG&E and KU are unable to predict the outcome of the EPA's pending reconsideration of the rule or fully estimate compliance costs or timing. Additionally, certain aspects of these compliance plans and estimates relate to developments in state water quality standards, which are separate from the ELG rule or its implementation. Costs to comply with ELGs or other discharge limits are expected to be significant. Certain costs are included in the Registrants' capital plans and are subject to rate recovery. See Note 7 for additional information regarding LG&E’s and KU’s applications for ECR rate treatment of construction costs relating to regulations addressing ELGs.

CCRs

In 2015, the EPA issued a final rule governing management of CCRs which include fly ash, bottom ash and sulfur dioxide scrubber wastes. The CCR Rule imposes extensive new requirements for certain CCR impoundments and landfills, including public notifications, location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements, and specifies restrictions relating to the beneficial use of CCRs. Legal challenges to the final rule are pending before the D.C. Circuit Court of Appeals. In July 2018, the EPA issued a final rule extending the deadline for closure of certain impoundments and adopting other substantive changes. In August 2018, the D.C. Circuit Court of Appeals vacated and remanded portions of the CCR Rule. In December 2019, the EPA addressed the deficiencies identified by the court and proposed amendments to change the closure deadline. In July 2020, the EPA issued a final rule extending the closure deadline to April 11, 2021, while providing for certain extensions. EPA has announced that additional amendments to the rule are planned. PPL, LKE, LG&E and KU are unable to predict the outcome of the ongoing litigation and rulemaking or potential impacts on current LG&E and KU compliance plans. The Registrants are currently finalizing closure plans and schedules.

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

In connection with the final CCR rule, LG&E and KU recorded adjustments to existing AROs beginning in 2015 and continue to record adjustments as required. See Note 15 for additional information. Further changes to AROs, current capital plans or operating costs may be required as estimates are refined based on closure developments, groundwater monitoring results, and regulatory or legal proceedings. Costs relating to this rule are subject to rate recovery.

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

As of June 30, 2020 and December 31, 2019, PPL Electric had a recorded liability of $10 million representing its best estimate of the probable loss incurred to remediate the sites identified above. Depending on the outcome of investigations at identified sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred. PPL Electric, LG&E and KU lack sufficient information about such additional sites to estimate any potential liability or range of reasonably possible losses, if any, related to these sites. Such costs, however, are not currently expected to be significant.

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

PPL Electric, LG&E and KU monitor their compliance with the Reliability Standards and self-report or self-log potential violations of applicable reliability requirements whenever identified, and submit accompanying mitigation plans, as required. The resolution of a small number of potential violations is pending. Penalties incurred to date have not been significant. Any Regional Reliability Entity determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.

In the course of implementing their programs to ensure compliance with the Reliability Standards by those PPL affiliates subject to the standards, certain other instances of potential non-compliance may be identified from time to time. The Registrants cannot predict the outcome of these matters, and an estimate or range of possible losses cannot be determined.

Other

Labor Union Agreements

(LKE and KU)

In August 2020, KU and the United Steelworkers of America ratified a three-year labor agreement through August 2023. The agreement covers approximately 48 employees. The terms of the new labor agreement are not expected to have a significant impact on the financial results of LKE or KU.

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

(All Registrants)

The table below details guarantees provided as of June 30, 2020. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities," for which PPL has a total recorded liability of $4 million at June 30, 2020 and $5 million at December 31, 2019. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at June 30, 2020		Expiration Date
PPL
WPD indemnifications for entities in liquidation and sales of assets	$10	(a)	2022
WPD guarantee of pension and other obligations of unconsolidated entities	77	(b)
LKE
Indemnification of lease termination and other divestitures	200	(c)	2021
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(d)

(a)Indemnification to the liquidators and certain others for existing liabilities or expenses or liabilities arising during the liquidation process. The indemnifications are limited to distributions made from the subsidiary to its parent either prior or subsequent to liquidation or are not explicitly stated in the agreements. The indemnifications generally expire two to seven years subsequent to the date of dissolution of the entities. The exposure noted only includes those cases where the agreements provide for specific limits.

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
(b)Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At June 30, 2020, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.
(c)LKE provides certain indemnifications covering the due and punctual payment, performance and discharge by each party of its respective obligations. The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under a 2009 Transaction Termination Agreement. This guarantee has a term of 12 years ending July 2021, and a maximum exposure of $200 million exclusive of certain items such as government fines and penalties that may exceed the maximum. Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates. The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum. LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party. LKE cannot predict the ultimate outcomes of the various indemnification scenarios, but does not expect such outcomes to result in significant losses above the amounts recorded.
(d)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. LKE's proportionate share of OVEC's outstanding debt was $106 million at June 30, 2020, consisting of LG&E's share of $74 million and KU's share of $32 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 13 in PPL's, LKE's, LG&E's and KU's 2019 Form 10-K for additional information on the OVEC power purchase contract.

In March 2018, a sponsor with a 4.85% pro-rata share of OVEC obligations filed for bankruptcy under Chapter 11 and, in August 2018, received a rejection order for the OVEC power purchase contract in the bankruptcy proceeding. OVEC and other entities challenged the contract rejection, the bankruptcy plan confirmation and regulatory aspects of the plan in various forums. In May 2020, OVEC and the relevant sponsor announced a settlement resolving all disputed matters in the bankruptcy and other proceedings, including providing that the sponsor will withdraw its request to reject the power purchase agreement. The settlement was implemented in July 2020. Periodically, OVEC and certain of its sponsors, including LG&E and KU, may consider certain potential additional credit support actions to preserve OVEC's access to credit markets, including establishing or continuing debt reserve accounts or other changes involving OVEC's existing short and long-term debt.

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

Risks and Uncertainties (All Registrants)

The COVID-19 pandemic has disrupted the U.S. and global economies and continues to present extraordinary challenges to businesses, communities, workforces and markets. In the U.S. and throughout the world, governmental authorities have taken urgent and extensive actions to contain the spread of the virus and mitigate known or foreseeable impacts. In the Registrants’ service territories, mitigation measures have included quarantines, stay-at-home orders, travel restrictions, reduced operations or closures of businesses, schools and governmental agencies, and legislative or regulatory actions to address health or other pandemic-related concerns, all of which have the potential to adversely impact the Registrants' business and operations, especially if these measures remain in effect for a prolonged period of time.

To date, the Registrants have not experienced a significant impact on their business, results of operations, financial condition, liquidity, operations or on their supply chain as a result of COVID-19; however, the duration and severity of the outbreak and its ultimate effects on the global economy, the financial markets, or the Registrants’ workforce, customers and suppliers are uncertain. A protracted slowdown of broad sectors of the economy, prolonged or pervasive restrictions on businesses and their workforces, or significant changes in legislation or regulatory policy to address the COVID-19 pandemic all present significant risks to the Registrants. These or other unpredictable events resulting from the pandemic could further reduce customer demand for electricity and gas, impact the Registrants’ employees and supply chains, result in an increase in certain costs, delay payments or increase bad debts, or result in changes in the fair value of their assets and liabilities, which could materially and adversely affect the Registrants’ business, results of operations, financial condition or liquidity.

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

	Three Months		Six Months
	2020	2019	2020	2019
PPL Electric from PPL Services	$14	$13	$26	$29
LKE from PPL Services	7	5	13	14
PPL Electric from PPL EU Services	41	37	82	74
LG&E from LKS	44	37	82	75
KU from LKS	46	41	87	84

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

Intercompany Borrowings

(PPL Electric)

PPL Energy Funding maintains a $650 million revolving line of credit with a PPL Electric subsidiary. No balance was outstanding at June 30, 2020 and December 31, 2019. The interest rates on borrowings are equal to one-month LIBOR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the Income Statements.

(LKE)

LKE maintains a $375 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. The interest rates on borrowings are equal to one-month LIBOR plus a spread. At June 30, 2020 and December 31, 2019, $252 million and $150 million were outstanding and reflected in "Notes payable with affiliates" on the Balance Sheets. The interest rates on the outstanding borrowings at June 30, 2020 and December 31, 2019 were 1.68% and 3.20%. Interest expense on the revolving line of credit was not significant for the three and six months ended June 30, 2020 and 2019.

LKE maintains an agreement with a PPL affiliate that has a $300 million borrowing limit whereby LKE can loan funds on a short-term basis at market-based rates. No balance was outstanding at June 30, 2020 and December 31, 2019. The interest rate on the loan is based on the PPL affiliate's credit rating and equal to one-month LIBOR plus a spread.

LKE maintains ten-year notes of $400 million and $250 million with a PPL affiliate with interest rates of 3.5% and 4%. At June 30, 2020 and December 31, 2019, the notes were reflected in "Long-term debt to affiliate" on the Balance Sheets. Interest expense on the $400 million note was $3 million and $7 million for the three and six months ended June 30, 2020 and 2019. Interest expense on the $250 million note was $2 million and $5 million for the three and six months ended June 30, 2020 and 2019.

In May 2020, LKE entered into a $450 million term loan credit agreement with a PPL affiliate whereby LKE can borrow funds on a short-term basis at market-based rates. Interest on borrowings is determined as the lower of the daily rate for 30-day non-financial commercial paper programs plus a spread or one-month LIBOR plus a spread. The agreement expires on August 31, 2020. No balances were outstanding at June 30, 2020. Interest expense on borrowings was not significant for the three and six months ended June 30, 2020.

(LG&E and KU)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $750 million at an interest rate based on a market index of commercial paper issues. At June 30, 2020, LG&E had borrowings outstanding from KU in the amount of $190 million. This balance is reflected in “Notes payable with affiliates” at LG&E and "Notes receivable from affiliate" at KU on the Balance Sheets. No balances were outstanding at December 31, 2019.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to $650 million at an interest rate based on a market index of commercial paper issues. No balances were outstanding at June 30, 2020 and December 31, 2019.

VEBA Funds Receivable (PPL Electric)

In May 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay medical claims of active bargaining unit employees. Based on PPL Electric's participation in PPL’s Other Postretirement Benefit plan, PPL Electric was allocated a portion of the excess funds from PPL Services. These funds have been recorded as an intercompany receivable on PPL Electric's Balance Sheets. The receivable balance decreases as PPL Electric pays incurred medical claims and is reimbursed by PPL Services. The intercompany receivable balance associated with these funds was $28 million as of June 30, 2020, of which $10 million was reflected in "Accounts receivable from affiliates" and $18 million was reflected in "Other noncurrent assets" on the PPL Electric Balance Sheet. The intercompany receivable balance associated with these funds was $32 million as of December 31, 2019, of which $10 million was reflected in "Accounts receivable from affiliates" and $22 million was reflected in "Other noncurrent assets" on the PPL Electric Balance Sheet.

Other (PPL Electric, LG&E and KU)

See Note 9 for discussions regarding intercompany allocations associated with defined benefits.

12. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended June 30, were:

	Three Months		Six Months
	2020	2019	2020	2019
Other Income
Economic foreign currency exchange contracts (Note 14)	$1	$45	$63	$12
Defined benefit plans - non-service credits (Note 9)	67	80	135	160
Interest income	1	3	2	9
AFUDC - equity component	5	6	8	11
Miscellaneous	1	3	2	9
Total Other Income	75	137	210	201
Other Expense
Charitable contributions	1	—	2	2
Miscellaneous	(2)	6	7	16
Total Other Expense	(1)	6	9	18
Other Income (Expense) - net	$76	$131	$201	$183

13. Fair Value Measurements

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models) and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. See Note 1 in each Registrant's 2019 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	June 30, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$1,278	$1,278	$—	$—	$815	$815	$—	$—
Restricted cash and cash equivalents (a)	23	23	—	—	21	21	—	—
Special use funds (a):
Commingled debt fund measured at NAV (b)	27	—	—	—	29	—	—	—
Commingled equity fund measured at NAV (b)	26	—	—	—	27	—	—	—
Total special use funds	53	—	—	—	56	—	—	—

	June 30, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Price risk management assets (c):
Foreign currency contracts	108	—	108	—	142	—	142	—
Cross-currency swaps	201	—	201	—	154	—	154	—
Total price risk management assets	309	—	309	—	296	—	296	—
Total assets	$1,663	$1,301	$309	$—	$1,188	$836	$296	$—

Liabilities
Price risk management liabilities (c):
Interest rate swaps	$38	$—	$38	$—	$21	$—	$21	$—
Foreign currency contracts	—	—	—	—	5	—	5	—
Total price risk management liabilities	$38	$—	$38	$—	$26	$—	$26	$—

PPL Electric
Assets
Cash and cash equivalents	$13	$13	$—	$—	$262	$262	$—	$—
Restricted cash and cash equivalents (a)	2	2	—	—	2	2	—	—
Total assets	$15	$15	$—	$—	$264	$264	$—	$—

LKE
Assets
Cash and cash equivalents	$152	$152	$—	$—	$27	$27	$—	$—
Cash collateral posted to counterparties (d)	2	2	—	—	—	—	—	—
Total assets	$154	$154	$—	$—	$27	$27	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$28	$—	$28	$—	$21	$—	$21	$—
Total price risk management liabilities	$28	$—	$28	$—	$21	$—	$21	$—

LG&E
Assets
Cash and cash equivalents	$5	$5	$—	$—	$15	$15	$—	$—
Cash collateral posted to counterparties (d)	2	2	—	—	—	—	—	—
Total assets	$7	$7	$—	$—	$15	$15	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$28	$—	$28	$—	$21	$—	$21	$—
Total price risk management liabilities	$28	$—	$28	$—	$21	$—	$21	$—

KU
Assets
Cash and cash equivalents	$145	$145	$—	$—	$12	$12	$—	$—
Total assets	$145	$145	$—	$—	$12	$12	$—	$—

(a)Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(b)In accordance with accounting guidance, certain investments that are measured at fair value using net asset value per share (NAV), or its equivalent, have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Balance Sheets.
(c)Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.
(d)Included in "Other noncurrent assets" on the Balance Sheets. Represents cash collateral posted to offset the exposure with counterparties related to certain interest rate swaps under master netting arrangements that are not offset.

Special Use Funds

(PPL)

The special use funds are investments restricted for paying active union employee medical costs. In May 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA to be used to pay medical claims of active bargaining unit employees. The funds are invested primarily in commingled debt and equity funds measured at NAV and are classified as investments in equity securities. Changes in fair value of the funds are recorded to the Statements of Income.

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

	June 30, 2020		December 31, 2019
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$23,156	$27,894	$21,893	$25,481
PPL Electric	3,986	4,939	3,985	4,589
LKE	6,497	7,704	6,002	6,766
LG&E	2,005	2,436	2,005	2,278
KU	3,117	3,727	2,623	3,003

(a)Amounts are net of debt issuance costs.

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

Interest Rate Risk

•PPL and its subsidiaries are exposed to interest rate risk associated with forecasted fixed-rate and existing floating-rate debt issuances. PPL and WPD hold over-the-counter cross currency swaps to limit exposure to market fluctuations on interest and principal payments from changes in foreign currency exchange rates and interest rates. PPL, LKE and LG&E utilize over-the-counter interest rate swaps to limit exposure to market fluctuations on floating-rate debt. PPL, WPD, LKE, LG&E and KU utilize forward starting interest rate swaps to hedge changes in benchmark interest rates, when appropriate, in connection with future debt issuances.
•PPL and its subsidiaries are exposed to interest rate risk associated with debt securities and derivatives held by defined benefit plans. This risk is significantly mitigated to the extent that the plans are sponsored at, or sponsored on behalf of, the regulated domestic utilities and for certain plans at WPD due to the recovery methods in place.

Foreign Currency Risk (PPL)

•PPL is exposed to foreign currency exchange risk primarily associated with its investments in and earnings of U.K. affiliates.

(All Registrants)

Commodity Price Risk

PPL is exposed to commodity price risk through its domestic subsidiaries as described below.

•PPL Electric is required to purchase electricity to fulfill its obligation as a PLR. Potential commodity price risk is insignificant and mitigated through its PUC-approved cost recovery mechanism and full-requirement supply agreements to serve its PLR customers which transfer the risk to energy suppliers.
•LG&E's and KU's rates include certain mechanisms for fuel, fuel-related expenses and energy purchases. In addition, LG&E's rates include a mechanism for natural gas supply expenses. These mechanisms generally provide for timely recovery of market price fluctuations associated with these expenses.

Volumetric Risk

Volumetric risk is the risk related to the changes in volume of retail sales due to weather, economic conditions or other factors. PPL is exposed to volumetric risk through its subsidiaries as described below.

•WPD is exposed to volumetric risk which is significantly mitigated as a result of the method of regulation in the U.K. Under the RIIO-ED1 price control regulations, recovery of such exposure occurs on a two year lag. See Note 1 in PPL's 2019 Form 10-K for additional information on revenue recognition under RIIO-ED1.
•PPL Electric, LG&E and KU are exposed to volumetric risk on retail sales, mainly due to weather and other economic conditions for which there is limited mitigation between rate cases.

Equity Securities Price Risk

•PPL and its subsidiaries are exposed to equity securities price risk associated with the fair value of the defined benefit plans' assets. This risk is significantly mitigated at the regulated domestic utilities and for certain plans at WPD due to the recovery methods in place.
•PPL is exposed to equity securities price risk from future stock sales and/or purchases.

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

PPL had a $22 million and $14 million obligation to return cash collateral under master netting arrangements at June 30, 2020 and December 31, 2019.

LKE, LG&E and KU had no obligation to return cash collateral under master netting arrangements at June 30, 2020 and December 31, 2019.

PPL, LKE and LG&E posted $2 million of cash collateral under master netting arrangements at June 30, 2020. KU had no obligation to post cash collateral under master netting arrangements at June 30, 2020. PPL, LKE, LG&E and KU had no obligation to post cash collateral under master netting arrangements at December 31, 2019.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. At June 30, 2020, PPL held an aggregate notional value in interest rate swap contracts of £126 million (approximately $155 million based on spot rates) that mature in 2035 to hedge interest payments of WPD's anticipated September 2020 debt issuance.

At June 30, 2020, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $702 million that range in maturity from 2021 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three and six months ended June 30, 2020 and 2019, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At June 30, 2020, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At June 30, 2020, LG&E held contracts with a notional amount of $147 million that range in maturity through 2033.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. There were no contracts outstanding at June 30, 2020.

At June 30, 2020 and December 31, 2019, PPL had $33 million and $32 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI.
Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings. At June 30, 2020, the total exposure hedged by PPL was approximately £447 million (approximately $666 million based on contracted rates). These contracts have termination dates ranging from July 2020 through July 2021.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts include certain full requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 7 for amounts recorded in regulatory assets and regulatory liabilities at June 30, 2020 and December 31, 2019.

See Note 1 in each Registrant's 2019 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	June 30, 2020				December 31, 2019
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$—	$10	$—	$4	$—	$—	$—	$4
Cross-currency swaps (b)	127	—	—	—	5	—	—	—
Foreign currency contracts	—	—	107	—	—	—	142	5
Total current	127	10	107	4	5	—	142	9
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	—	—	—	24	—	—	—	17
Cross-currency swaps (b)	74	—	—	—	149	—	—	—
Foreign currency contracts	—	—	1	—	—	—	—	—
Total noncurrent	74	—	1	24	149	—	—	17
Total derivatives	$201	$10	$108	$28	$154	$—	$142	$26

(a)Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.
(b)Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended June 30, 2020.

	Three Months	Six Months		Three Months	Six Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$(5)	$(10)	Interest expense	$(2)	$(5)
Cross-currency swaps	39	54	Other income (expense) - net	26	32
Total	$34	$44		$24	$27
Net Investment Hedges:
Foreign currency contracts	$1	$1

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Six Months
Foreign currency contracts	Other income (expense) - net	$1	$63
Interest rate swaps	Interest expense	(2)	(3)
	Total	$(1)	$60
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$1	$(7)

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended June 30, 2019.

	Three Months	Six Months		Three Months	Six Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$(8)	$(8)	Interest expense	$(2)	$(4)
Cross-currency swaps	51	28	Other income (expense) - net	35	7
Total	$43	$20		$33	$3
Net Investment Hedges:
Foreign currency contracts	$1	$1

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Six Months
Foreign currency contracts	Other income (expense) - net	$45	$12
Interest rate swaps	Interest expense	(1)	(2)
	Total	$44	$10
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$(2)	$(3)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended June 30, 2020.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months		Six Months
	Interest Expense	Other Income (Expense) - net	Interest Expense	Other Income (Expense) - net
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$253	$76	$501	$201
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(2)	—	(5)	—
Cross-currency swaps:
Hedged items	—	(26)	—	(32)
Amount of gain (loss) reclassified from AOCI to income	—	26	—	32

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	June 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$4	$—	$4
Total current	—	4	—	4
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	24	—	17
Total noncurrent	—	24	—	17
Total derivatives	$—	$28	$—	$21

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended June 30, 2020.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Six Months
Interest rate swaps	Interest expense	$(2)	$(3)
	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$1	$(7)

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended June 30, 2019.

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
June 30, 2020
Treasury Derivatives
PPL	$309	$—	$22	$287	$38	$—	$2	$36
LKE	—	—	—	—	28	—	2	26
LG&E	—	—	—	—	28	—	2	26

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2019
Treasury Derivatives
PPL	$296	$5	$14	$277	$26	$5	$—	$21
LKE	—	—	—	—	21	—	—	21
LG&E	—	—	—	—	21	—	—	21

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

(PPL, LKE and LG&E)

At June 30, 2020, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

	PPL	LKE	LG&E
Aggregate fair value of derivative instruments in a net liability position with credit risk-related contingent features	$8	$2	$2
Aggregate fair value of collateral posted on these derivative instruments	—	—	—
Aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade (a)	8	2	2

(a)Includes the effect of net receivables and payables already recorded on the Balance Sheet.

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

The changes in the carrying amounts of AROs were as follows.

	PPL	LKE	LG&E	KU
Balance at December 31, 2019	$282	$215	$73	$142
Accretion	7	7	2	5
Changes in estimated timing or cost	22	31	3	28
Effect of foreign currency exchange rates	(3)	—	—	—
Obligations settled	(35)	(35)	(11)	(24)
Balance at June 30, 2020	$273	$218	$67	$151

16. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended June 30 were as follows.

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives	Defined benefit plans
			Prior service costs	Actuarial gain (loss)	Total
PPL
March 31, 2020	$(1,486)	$—	$(17)	$(2,863)	$(4,366)
Amounts arising during the period	(291)	28	—	(1)	(264)
Reclassifications from AOCI	—	(20)	1	47	28
Net OCI during the period	(291)	8	1	46	(236)
June 30, 2020	$(1,777)	$8	$(16)	$(2,817)	$(4,602)

December 31, 2019	$(1,425)	$(5)	$(18)	$(2,910)	$(4,358)
Amounts arising during the period	(352)	36	—	(1)	(317)
Reclassifications from AOCI	—	(23)	2	94	73
Net OCI during the period	(352)	13	2	93	(244)
June 30, 2020	$(1,777)	$8	$(16)	$(2,817)	$(4,602)

March 31, 2019	$(1,239)	$(2)	$(19)	$(2,387)	$(3,647)
Amounts arising during the period	(377)	35	—	(2)	(344)
Reclassifications from AOCI	—	(27)	1	21	(5)
Net OCI during the period	(377)	8	1	19	(349)
June 30, 2019	$(1,616)	$6	$(18)	$(2,368)	$(3,996)

December 31, 2018	$(1,533)	$(7)	$(19)	$(2,405)	$(3,964)
Amounts arising during the period	(83)	16	—	(5)	(72)
Reclassifications from AOCI	—	(3)	1	42	40
Net OCI during the period	(83)	13	1	37	(32)
June 30, 2019	$(1,616)	$6	$(18)	$(2,368)	$(3,996)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the periods ended June 30.

	Three Months		Six Months		Affected Line Item on the
Details about AOCI	2020	2019	2020	2019	Statements of Income
Qualifying derivatives
Interest rate swaps	$(2)	$(2)	$(5)	$(4)	Interest Expense
Cross-currency swaps	26	35	32	7	Other Income (Expense) - net
Total Pre-tax	24	33	27	3
Income Taxes	(4)	(6)	(4)	—
Total After-tax	20	27	23	3

Defined benefit plans
Prior service costs (a)	(1)	(1)	(2)	(1)
Net actuarial loss (a)	(58)	(27)	(117)	(53)
Total Pre-tax	(59)	(28)	(119)	(54)
Income Taxes	11	6	23	11
Total After-tax	(48)	(22)	(96)	(43)

Total reclassifications during the period	$(28)	$5	$(73)	$(40)

(a) These AOCI components are included in the computation of net periodic defined benefit cost. See Note 9 for additional information.

17. Subsequent Events

(PPL)

On August 10, 2020, PPL announced that it is initiating a formal process to sell its U.K. utility business. PPL noted that there can be no assurance of any specific outcome, including whether the announcement will result in the completion of any potential transaction, the timing or terms thereof, the value or benefits that may be realized or the effect that any potential transaction will have on future financial results.

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

The following should be read in conjunction with the Registrants' Condensed Consolidated Financial Statements and the accompanying Notes and with the Registrants' 2019 Form 10-K. Capitalized terms and abbreviations are defined in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•"Overview" provides a description of each Registrant's business strategy and a discussion of important financial and operational developments.

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2020 with the same periods in 2019. For PPL, "Results of Operations" also includes "Segment Earnings" and "Adjusted Gross Margins," which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure.

•"Financial Condition - Liquidity and Capital Resources" provides an analysis of the Registrants' liquidity positions and credit profiles. This section also includes a discussion of rating agency actions.

•"Financial Condition - Risk Management" provides an explanation of the Registrants' risk management programs relating to market and credit risk.

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

(LKE)

LKE, acquired in 2010 and headquartered in Louisville, Kentucky, is a wholly owned subsidiary of PPL and a holding company that owns regulated utility operations through its subsidiaries, LG&E and KU, which constitute substantially all of LKE's assets. LG&E and KU are engaged in the generation, transmission, distribution and sale of electricity. LG&E also engages in the distribution and sale of natural gas. LG&E and KU maintain separate corporate identities and serve customers in Kentucky under their respective names. KU also serves customers in Virginia under the Old Dominion Power name.

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

Financial and Operational Developments

Initiation of Formal Process to Sell U.K. Utility Business (PPL)

On August 10, 2020, PPL announced that it is initiating a formal process to sell its U.K. utility business. PPL noted that there can be no assurance of any specific outcome, including whether the announcement will result in the completion of any potential transaction, the timing or terms thereof, the value or benefits that may be realized or the effect that any potential transaction will have on future financial results.

Outbreak of COVID-19 (All Registrants)

The continued spread of COVID-19 has led to global economic disruption and volatility in financial markets. The Registrants have taken significant steps to mitigate the potential spread of COVID-19 to our customers, suppliers and employees. PPL has successfully implemented its company-wide pandemic plan, which guides the emergency response. Business continuity and other precautionary measures have been taken to ensure we can continue to safely provide reliable electricity and gas service to our customers. The Registrants have implemented social distancing measures for all employees including work from home arrangements where possible and continue to implement strong physical and cyber security measures to ensure that systems function effectively to serve operational and remote workforce needs. The Registrants continue to monitor developments affecting their workforces and customers and will take additional actions as appropriate to respond to changing conditions and mitigate the impacts.

This is a rapidly evolving situation that could lead to extended disruption of economic activity in the Registrants’ markets for an undetermined period of time. Lock-down or closure of non-essential businesses has occurred in each of the Registrants’ service territories, which has resulted in reductions in commercial and industrial demand and an increase in residential demand for electricity service. The financial impact of this net reduction in load has not been material to the Registrants' year to date 2020 financial results. The impact on future periods will depend upon various factors, including the pace and extent to which the Registrants' jurisdictions reopen their economies and community response to the reopening of businesses as well as the extent that businesses continue work from home protocols. We cannot predict these factors and therefore cannot quantify the overall impact COVID-19 will have on our 2020 results of operations.

The Registrants are committed to supporting their customers and communities and have followed federal and state mandates to suspend disconnections for non-payment and new late fees and have worked to reconnect service for customers who had previously been disconnected, where required. Despite suspension of disconnections for non-payment, the Registrants have not experienced a significant reduction of cash receipts and have not made significant adjustments to their allowance for uncollectible accounts for potential additional expected credit losses. The Registrants will continue to monitor cash receipts and accounts receivable aging to determine if future increases in their allowance for uncollectible accounts is required.

At June 30, 2020, the Registrants had approximately $4.0 billion of combined unused credit facility capacity. In addition, PPL Capital Funding, PPL Electric, LG&E and KU may, subject to certain conditions, increase their syndicated credit facilities in an aggregate amount of up to $1 billion. In addition, in April 2020, PPL Capital Funding issued $1 billion in senior notes. In June 2020, KU issued $500 million of First Mortgage Bonds due 2050. Based on these actions the Registrants do not anticipate a significant impact on their financial condition or liquidity, and do not foresee difficulties in accessing the capital markets in the near-term. See Note 8 to the Financial Statements for additional information.

The Registrants have assessed the fair value of their assets and liabilities and no impairment charges were required. See “Goodwill Assessment” below for additional information on the interim goodwill impairment test performed for the U.K. Regulated segment reporting unit in the first quarter of 2020.

PPL’s pension plans continue to be well-funded as its liability-driven investment strategy and active management have mitigated investment losses resulting from recent market volatility and significant declines in equity values.

PPL has executed hedges to mitigate the foreign exchange risk to its U.K. earnings. The COVID-19 outbreak has put additional downward pressure on the GBP to U.S. dollar exchange rate. As of August 5, 2020, PPL's foreign exchange exposure related to budgeted earnings is approximately 95% hedged for 2020 at an average rate of $1.47 per GBP and approximately 8% hedged for 2021 at an average rate of $1.32 per GBP. Although PPL cannot predict the impact of COVID-19 on foreign exchange rates, the impact could be significant.

In response to COVID-19, on March 27, 2020, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). PPL evaluated the provisions of the CARES Act and believes there is no significant effect on its financial statements. Certain tax provisions may result in immaterial cash benefits in 2020.

To date, there has been no material impact on the Registrants’ business, financial condition, liquidity or on their supply chain as a result of COVID-19. For the six months ended June 30, 2020, the following estimated reductions in revenue and incremental costs incurred resulted from the impact of COVID-19:

	PPL	WPD	LKE	LG&E	KU
Reduction in revenue	$61	$40	$21	$9	$12
Incremental costs	20	15	5	2	3

WPD tariffs are set to recover allowed revenues. Any under-recoveries, including the estimated $40 million above, will be added to revenue, with interest, in future years through K-factor. See discussion of K-factor in “Item 1. Business” of PPL’s 2019 Form 10-K. The impact on revenue and incremental COVID-19 related costs were insignificant at PPL Electric.

The ultimate severity or duration of the outbreak or its effects on the global economy, the capital markets, or the Registrants’ workforce, contractors, customers and suppliers is uncertain. The Registrants cannot predict the ultimate impact COVID-19 will have on their financial position, results of operations, cash flows or liquidity.

Goodwill Assessment (PPL, LKE, LG&E and KU)

The COVID-19 pandemic has disrupted the U.S. and global economies and continues to present extraordinary challenges to businesses, communities, workforces and markets. In the U.S. and throughout the world, governmental authorities have taken urgent and extensive actions to contain the spread of the virus and mitigate known or foreseeable impacts. In the Registrants’ service territories, mitigation measures have included quarantines, stay-at-home orders, travel restrictions, reduced operations or closures of businesses, schools and governmental agencies, and legislative or regulatory actions to address health or other pandemic-related concerns, all of which have the potential to adversely impact the Registrants' business and operations, especially if these measures remain in effect for a prolonged period of time. PPL’s shares have experienced volatility and a decrease in market value since the outbreak of COVID-19.

During the three month period ended March 31, 2020, PPL, LKE, LG&E and KU considered whether these events would more likely than not reduce the fair value of the Registrants’ reporting units below their carrying amounts. Based on our assessment, a quantitative impairment test was not required for the LKE, LG&E and KU reporting units, but was required for the U.K. Regulated segment reporting unit, the allocated goodwill of which was $2.5 billion at March 31, 2020. The test did not indicate impairment of the reporting unit.

Management used both discounted cash flows and market multiples, including implied RAV premiums, which required significant assumptions, to estimate the fair value of the reporting units. Significant assumptions used in the discounted cash flows include discount and growth rates, the finalization of RIIO-ED2, and projected operating and capital cash flows. Projected operating and capital cash flows are based on the internal business plans, which assume the occurrence of certain future events. Significant assumptions used in the market multiples include sector market performance and comparable transactions.

A high degree of judgment is required to develop estimates related to fair value conclusions. A decrease in the forecasted cash flows of 10%, an increase in the discount rate of 10%, or a 10% decrease in the market multiples would not have resulted in an impairment of goodwill for the U.K. Regulated segment reporting unit.

During the three months ended June 30, 2020, no goodwill impairment triggers were identified. However, an impairment charge could occur in future periods if PPL’s share price or any of the assumptions used in determining fair value of the reporting units are negatively impacted.

U.K. Corporation Tax Rate Change (PPL)

The U.K. corporation tax rate was scheduled to be reduced from 19% to 17%, effective April 1, 2020. On March 11, 2020, the U.K. Finance Act 2020 included a cancellation of the tax rate reduction to 17%, thereby maintaining the corporation tax rate at 19% for financial years 2020 and 2021. The Finance Act 2020 was formally enacted on July 22, 2020. The impact of the cancellation of the corporate tax rate reduction will result in an increase in deferred tax liabilities and a corresponding deferred tax expense of approximately $100 million to $110 million, which will be recorded in the third quarter of 2020.

U.S. Tax Reform (All Registrants)

In July 2020, the IRS issued final and new proposed regulations relating to limitations on interest deductibility for tax purposes. The final regulations are expected to apply to the Registrants for 2020, while the proposed regulations will apply in the year in which the regulations are issued in final form, which is expected to be in 2021. The Registrants are evaluating the final and proposed regulations, but do not expect the regulations to have a material impact on the Registrants’ financial condition or results of operations.

U.K. Withdrawal from European Union (PPL)
In March 2017, the U.K. Government invoked Article 50 (Article 50) of the Lisbon Treaty, formally beginning the two-year period for the U.K. to negotiate an agreement specifying the terms of its withdrawal from the European Union (EU), popularly referred to as Brexit. After repeated extensions, in October 2019, the EU agreed to extend the Article 50 process until January 31, 2020. Following an early general election in December 2019, which resulted in a substantial Conservative Party Parliamentary majority, the U.K. and EU Parliaments voted to approve the EU withdrawal agreement negotiated by Prime Minister Boris Johnson.

The U.K. formally left the EU on January 31, 2020, entering a transition period that is scheduled to end on December 31, 2020. During the transition period, the U.K. will seek to negotiate a free trade arrangement with the EU and also negotiate new trade terms with countries outside of the EU. The deadline for the U.K. requesting an extension to the transition period passed on June 30, 2020. Significant uncertainty continues to surround the outcome of the transition period. PPL believes that its greatest risks relate to any extended period of depressed value of the GBP or the potential further decline in the value of the GBP compared to the U.S. dollar. A decline in the value of the GBP compared to the U.S. dollar will reduce the value of WPD's earnings to PPL.

PPL has executed hedges to mitigate the foreign exchange risk to its U.K. earnings. As of August 5, 2020, PPL's foreign exchange exposure related to budgeted earnings is approximately 95% hedged for 2020 at an average rate of $1.47 per GBP and approximately 8% hedged for 2021 at an average rate of $1.32 per GBP.

PPL cannot predict the impact, in either the short-term or long-term, on foreign exchange rates or PPL's financial condition that may be experienced as a result of the actions taken by the U.K. government to withdraw from the EU, although such impacts could be material.

PPL does not expect the financial condition and results of operations of WPD, itself, to change significantly as a result of Brexit. The regulatory environment and operation of WPD's businesses are not expected to change. RIIO-ED1, the current price control, with allowed revenues agreed with Ofgem runs through March 2023. The impact of a slower economy or recession on WPD would be mitigated in part because U.K. regulation provides that any reduction in the volume of electricity delivered will be recovered in allowed revenues in future periods through the K-factor adjustment. See "Item 1. Business - Segment Information - U.K. Regulated Segment" in PPL's 2019 Form 10-K for additional information on the current price control and K-factor adjustment. In addition, an increase in inflation would have a positive effect on revenues and RAV as annual inflation adjustments are applied to both revenues and RAV (and real returns are earned on inflated RAV). This impact, however, would be partially offset by higher operation and maintenance expenses and interest expense on index-linked debt. With respect to access to financing, WPD has substantial borrowing capacity under existing credit facilities and expects to continue to have access to all major financial markets. With respect to access to and cost of equipment and other materials, WPD management continues to review U.K. government issued advice on preparations for Brexit and has taken actions to mitigate potential increasing costs and disruption to its critical sources of supply. Additionally, less than 1% of WPD's employees are non-U.K. EU nationals and no change in their domicile is expected.

Regulatory Requirements

(All Registrants)

The Registrants cannot predict the impact that future regulatory requirements may have on their financial condition or results of operations.

(PPL, LKE, LG&E and KU)

The businesses of LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, and ELGs. See Notes 7, 10 and 15 to the Financial Statements for a discussion of these significant environmental matters. These and other stringent environmental requirements led PPL, LKE, LG&E and KU to retire approximately 1,000 MW of coal-fired generating plants in Kentucky since 2015.

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

In August 2019, Ofgem published an open letter seeking views on its proposed sector specific approach on the RIIO-ED2 framework. WPD and PPL provided responses to this open letter. In December 2019, Ofgem published its decision on the RIIO-ED2 framework, thus confirming the following points in its RIIO-2 and RIIO-ED2 framework decision documents:

•RIIO-ED2 will be a five-year price control period, compared to eight years in the current RIIO-ED1 price control.
•CPI or CPIH will be used for inflation measurement in calculating both RAV and allowed returns rather than RPI.
•The baseline allowed return on equity will be set using the same methodology in all RIIO-2 sectors. The new methodology includes; (a) an equity indexation, whereby the allowed return on equity is updated to reflect changes in the risk-free rate, and (b) potentially setting the allowed return 0.5% below the expected return.
•Full debt indexation will be retained.
•The early settlement process (fast tracking) will be removed and replaced with an alternative mechanism to incentivize high-quality, rigorous and ambitious business plans.
•The Totex incentive rate will be based on a confidence level for setting baseline cost allowances.
•A new enhanced engagement model will be introduced requiring distribution companies to set up a customer engagement group to provide Ofgem with a public report of local stakeholders’ views on the companies’ business plans. Ofgem will also establish an independent RIIO-2 challenge group comprised of consumer experts to provide Ofgem with a public report on companies’ business plans.
•There will be no change to the existing depreciation policy of using economic asset lives as the basis for depreciating RAV as part of base revenue calculations. WPD is currently transitioning to 45-year asset lives for new additions in RIIO-ED1 based on Ofgem’s extensive review of asset lives in RIIO-ED1.
•A focus of RIIO-2 will be on whole-system outcomes. Ofgem intends for network companies and system operators to work together to ensure the energy system as a whole is efficient and delivers the best value to consumers. Ofgem is undertaking further work to clarify the definition of whole-system and the appropriate roles of the network companies in supporting this objective. Ofgem is still undecided on how DSO functions are to be treated. Ofgem will include a DSO reopener to reassess progress made in the establishment of DSO activities.

On July 30, 2020 Ofgem published its consultation on the RIIO-ED2 price control methodology which Ofgem will use to apply its framework decisions listed above. Some of the key aspects in Ofgem’s consultation include:

•Proposing a suite of Net-Zero related investment and innovation mechanisms, including a Net Zero re-opener, to ensure that RIIO-ED2 is adaptable and can keep pace with changes in the wider policy and technological environment.
•Consulting on four different models for managing strategic investment to enable more flexibility within the price control and allow DNOs to adapt their investment plans to keep pace with Net Zero.
•Consulting on debt allowance proposals including the debt allowance calibration, the index used, and a possible additional cost of borrowing allowance.
•Consulting on whether the three-stage equity indexation methodology for baseline allowance returns proposed in the Gas Distribution and Transmission Draft Determination should equally apply to the ED sector and if the estimation approach for systematic risk should differ for ED2.
•Proposing to introduce a suite of reforms to define and regulate the distribution system operation. In the first instance, those reforms will apply to DNOs.

WPD and PPL continue to be fully engaged in the RIIO-ED2 process. The comment period on the July 30, 2020 consultation closes on October 1, 2020, and a decision on the RIIO-ED2 Sector Specific Methodology will be made in December 2020. Final Determinations for RIIO-ED2 will be made in December 2022. The RIIO-ED2 price control will come into effect on April 1, 2023. PPL cannot predict the outcome of this process or the long-term impact the final RIIO-ED2 price control will have on its financial condition or results of operations.

Challenge to PPL Electric Transmission Formula Rate Return on Equity

(PPL and PPL Electric)

On May 21, 2020, PP&L Industrial Customer Alliance (PPLICA) filed a complaint with the FERC alleging that PPL Electric's base return on equity (ROE) of 11.18% used to determine PPL Electric's formula transmission rate is unjust and unreasonable, and proposing an alternative ROE of 8.0% based on its interpretation of FERC Opinion No. 569. However, also on May 21, 2020, the FERC issued Opinion No. 569-A in response to numerous requests for rehearing of Opinion No. 569, which revised the method for analyzing base ROE. On June 10, 2020, PPLICA filed a Motion to Supplement the May 21, 2020 complaint in which PPLICA continued to allege that PPL Electric’s base ROE is unjust and unreasonable, but revised its analysis of PPL Electric's base ROE to reflect the guidance provided in Opinion No. 569-A. The amended complaint proposed an updated alternative ROE of 8.5% and also requested that the FERC preserve the original refund effective date as established by the filing of the original complaint on May 21, 2020. Several parties have filed motions to intervene, including one party who filed Comments in Support of the original complaint.

On July 10, 2020, PPL Electric filed its Answer and supporting Testimony to the PPLICA filings arguing that the FERC should deny the original and amended complaints as they are without merit and fail to demonstrate the existing base ROE is unjust and unreasonable. In addition, in the event the FERC determines PPL Electric's ROE to be unjust and unreasonable, PPL Electric contends a refund effective date should be set for no earlier than June 10, 2020 and PPLICA's proposed replacement ROE should be rejected. This proceeding remains pending before the FERC. On July 27, 2020, an intervenor filed a motion for permission to respond and a response to PPL Electric’s Answer contesting the arguments made in that Answer. PPL Electric believes its ROE is just and reasonable and that it has meritorious defenses against the original and amended complaints. At this time, PPL Electric cannot predict the outcome of this matter or the range of possible losses, if any, that may be incurred. However, revenue earned from May 21, 2020 through the settlement of this matter may be subject to refund. A change of 50 basis points to the base ROE would impact PPL Electric's net income by approximately $12 million on an annual basis.

FERC Transmission Rate Filing

(PPL, LKE, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. Due to the development of robust, accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. In March 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, subject to FERC review and approval. In July 2019, LG&E and KU proposed their transition mechanism to the FERC and in September 2019, the FERC rejected the proposed transition mechanism and issued a separate order providing clarifications of certain aspects of the March order. In October 2019, LG&E and KU filed requests for rehearing and clarification on the two September orders. Certain petitions for review of the FERC's orders have been filed by multiple parties, including LG&E and KU, with the D.C. Circuit Court of Appeals. LG&E and KU cannot predict the outcome of these proceedings. In February 2020, the D.C. Circuit Court of Appeals issued an order holding the various appeals in abeyance pending the FERC's rehearing process. LG&E and KU currently receive recovery of waivers and credits provided through other rate mechanisms.

(PPL and PPL Electric)

In April 2020, PPL Electric filed its annual transmission formula rate update with the FERC, reflecting a revised revenue requirement that took effect in June 2020.

Rate Case Proceedings

(LKE and KU)

In July 2019, KU filed a request with the VSCC for an increase in annual Virginia base electricity revenues of approximately $13 million, representing an increase of 18.2%. In January 2020, KU reached a partial settlement agreement including an increase in annual Virginia base electricity revenues of $9 million effective May 1, 2020, representing an increase of 12.9%. A hearing on the settlement and certain tariff provisions was held in January 2020. On April 6, 2020, the VSCC issued an order approving the settlement and Hearing Examiner tariff provision recommendations. KU implemented the new rates on May 1, 2020.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on PPL's Statements of Income, comparing the three and six months ended June 30, 2020 with the same periods in 2019. The "Segment Earnings" and "Adjusted Gross Margins" discussions for PPL provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure.

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

(PPL Electric, LKE, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LKE, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2020 with the same periods in 2019.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis, Segment Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2020	2019	$ Change	2020	2019	$ Change
Operating Revenues	$1,739	$1,803	$(64)	$3,793	$3,882	$(89)
Operating Expenses
Operation
Fuel	138	168	(30)	301	362	(61)
Energy purchases	133	138	(5)	334	388	(54)
Other operation and maintenance	487	482	5	963	972	(9)
Depreciation	319	300	19	636	584	52
Taxes, other than income	67	75	(8)	147	155	(8)
Total Operating Expenses	1,144	1,163	(19)	2,381	2,461	(80)
Other Income (Expense) - net	76	131	(55)	201	183	18
Interest Expense	253	246	7	501	487	14
Income Taxes	74	84	(10)	214	210	4
Net Income	$344	$441	$(97)	$898	$907	$(9)

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
Domestic:
PPL Electric Distribution volumes (a)	$7	$(17)
PPL Electric PLR (b)	2	(25)
PPL Electric Transmission Formula Rate (c)	23	39
LKE Retail Rates (d)	15	64
LKE ECR (e)	9	28
LKE Fuel and other energy prices (f)	(18)	(39)
LKE Municipal supply (g)	(6)	(28)
LKE Volumes (h)	(13)	(51)
LKE Demand (i)	(17)	(24)
Other	(1)	(2)
Total Domestic	1	(55)
U.K.:
Price	5	23
Volume (i)	(41)	(40)
Foreign currency exchange rates	(25)	(16)
Other	(4)	(1)
Total U.K.	(65)	(34)
Total	$(64)	$(89)

(a)The decrease for the six months ended June 30, 2020 was primarily due to warmer weather in Q1 2020.
(b)The decrease for the six months ended June 30, 2020 was primarily the result of lower energy prices, partially offset by higher volumes in Q2 2020.
(c)The increases were primarily due to increased returns on capital investments.
(d)The increases were due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.
(e)The increases were primarily due to higher recoverable depreciation expense as a result of higher depreciation rates effective May 1, 2019
(f)The decreases were due to lower recoveries of fuel and energy purchases due to lower commodity costs.
(g)The decreases were due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.
(h)The decreases were primarily due to weather.
(i)The decreases were primarily due to COVID-19.

Fuel

Fuel decreased $30 million for three months ended June 30, 2020 compared with 2019, primarily due to a $18 million decrease in volumes driven by weather and a $15 million decrease in commodity costs.

Fuel decreased $61 million for the six months ended June 30, 2020 compared with 2019, primarily due to a $39 million decrease in volumes driven by weather and a $25 million decrease in commodity costs.

Energy Purchases

Energy purchases decreased $5 million for the three months ended June 30, 2020 compared with 2019, primarily due to lower PLR prices of $14 million, offset by higher PLR volumes of $10 million and higher transmission enhancement expenses of $6 million at PPL Electric as well as a $5 million decrease in commodity costs at LKE.

Energy purchases decreased $54 million for the six months ended June 30, 2020 compared with 2019, primarily due to lower PLR prices of $33 million, partially offset by higher transmission enhancement expenses of $11 million at PPL Electric as well as a $19 million decrease in commodity costs at LKE.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Six Months
Domestic:
PPL Electric Act 129	$(4)	$(7)
PPL Electric canceled projects	—	9
LKE plant operations and maintenance	(5)	(8)
LKE COVID-19 impact	5	5
Storm Costs	(4)	(23)
Other	6	(4)
U.K.:
Pension	2	3
Foreign currency exchange rates	(7)	(5)
COVID-19 impact	15	15
Other	(3)	6
Total	$5	$(9)

Depreciation

The increase in depreciation was due to:

	Three Months	Six Months
Additions to PP&E, net	$14	$26
Foreign currency exchange rates	(3)	(2)
Depreciation rates (a)	7	26
Other	1	2
Total	$19	$52

(a)Higher depreciation rates were effective May 1, 2019 at LG&E and KU.

Taxes, other than Income

Taxes, other than income decreased $8 million for the three and six months ended June 30, 2020 compared with 2019, primarily due to the settlement of 2008 - 2010 gross receipts tax assessments.

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net was due to:

	Three Months	Six Months
Economic foreign currency exchange contracts (Note 14)	$(44)	$51
Defined benefit plans - non-service credits (Note 9)	(13)	(25)
Other	2	(8)
Total	$(55)	$18

Interest Expense

The increase (decrease) in interest expense was due to:

	Three Months	Six Months
Long-term debt interest expense	$18	$26
Short-term debt interest expense	(5)	(7)
Foreign currency exchange rates	(4)	(3)
Other	(2)	(2)
Total	$7	$14

Income Taxes

The increase (decrease) in income taxes was due to:

	Three Months	Six Months
Change in pre-tax income	$(22)	$(4)
Kentucky recycling credit, net of federal income tax expense (a)	20	20
Other	(8)	(12)
Total	$(10)	$4

(a)During the second quarter of 2019, LKE recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky. A portion of this amount has been reserved due to insufficient Kentucky taxable income projected at LKE.

Segment Earnings

PPL's Net Income by reportable segment for the periods ended June 30 was as follows:

	Three Months			Six Months
	2020	2019	$ Change	2020	2019	$ Change
U.K. Regulated	$179	$284	$(105)	$519	$548	$(29)
Kentucky Regulated	74	97	(23)	201	214	(13)
Pennsylvania Regulated	118	94	24	236	215	21
Corporate and Other (a)	(27)	(34)	7	(58)	(70)	12
Net Income	$344	$441	$(97)	$898	$907	$(9)

(a)Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results.

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

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended June 30 were as follows:

	Three Months			Six Months
	2020	2019	$ Change	2020	2019	$ Change
U.K. Regulated	$256	$264	$(8)	$554	$568	$(14)
Kentucky Regulated	78	97	(19)	205	214	(9)
Pennsylvania Regulated	118	94	24	236	215	21
Corporate and Other	(25)	(33)	8	$(54)	(67)	13
Earnings from Ongoing Operations	$427	$422	$5	$941	$930	$11

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global, which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from GBP into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs and certain acquisition-related financing costs. The U.K. Regulated segment represents 58% of PPL's Net Income for the six months ended June 30, 2020 and 38% of PPL's assets at June 30, 2020.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2020	2019	$ Change	2020	2019	$ Change
Operating revenues	$476	$541	$(65)	$1,090	$1,124	$(34)
Other operation and maintenance	142	133	9	271	251	20
Depreciation	64	64	—	131	126	5
Taxes, other than income	31	32	(1)	63	64	(1)
Total operating expenses	237	229	8	465	441	24
Other Income (Expense) - net	65	124	(59)	195	169	26
Interest Expense	97	96	1	199	195	4
Income Taxes	28	56	(28)	102	109	(7)
Net Income	179	284	(105)	519	548	(29)
Less: Special Items	(77)	20	(97)	(35)	(20)	(15)
Earnings from Ongoing Operations	$256	$264	$(8)	$554	$568	$(14)

The following after-tax gains (losses), which management considers special items, impacted the U.K. Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2020	2019	2020	2019
Foreign currency economic hedges, net of tax of $17, ($7), $6, $4 (a)	Other Income (Expense) - net	$(65)	$24	$(23)	$(16)
COVID-19 impact, net of tax of $3, $0, $3, $0 (b)	Other operation and maintenance	(12)	—	(12)	—
Other, net of tax $0, $1, $0, $1 (c)	Other operation and maintenance	—	(4)	—	(4)
Total Special Items		$(77)	$20	$(35)	$(20)

(a)Unrealized gains (losses) on contracts that economically hedge anticipated GBP-denominated earnings.
(b)Incremental costs for labor not chargeable to capital projects due to U.K. government lockdown restrictions, purchases of personal protective equipment and other safety related actions associated with the COVID-19 pandemic.
(c)Settlement of a contractual dispute.

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

	Three Months	Six Months
U.K.
U.K. Adjusted Gross Margins	$(37)	$(17)
Other operation and maintenance	(6)	(16)
Depreciation	(4)	(7)
Other Income (Expense) - net	(11)	(22)
Interest expense	(5)	(7)
Income taxes	16	17
U.S.
Income taxes	—	(1)
Other	(4)	(1)
Foreign currency exchange, after-tax	43	40
Earnings from Ongoing Operations	(8)	(14)
Special items, after-tax	(97)	(15)
Net Income	$(105)	$(29)

U.K.

•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of U.K. Adjusted Gross Margins.

•Higher other operation and maintenance expense for the six month period primarily due to increases in various costs that were not individually significant in comparison to the prior year.

•Lower other income (expense) - net for the three and six month periods primarily due to lower pension income.

•Lower income taxes for the three month period primarily due to lower pre-tax income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations conducted by LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain acquisition-related financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 22% of PPL's Net Income for the six months ended June 30, 2020 and 34% of PPL's assets at June 30, 2020.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2020	2019	$ Change	2020	2019	$ Change
Operating revenues	$700	$732	$(32)	$1,525	$1,577	$(52)
Fuel	138	168	(30)	301	362	(61)
Energy purchases	22	27	(5)	79	106	(27)
Other operation and maintenance	207	208	(1)	411	422	(11)
Depreciation	151	135	16	300	258	42
Taxes, other than income	18	18	—	36	36	—
Total operating expenses	536	556	(20)	1,127	1,184	(57)
Other Income (Expense) - net	2	—	2	2	—	2
Interest Expense	77	78	(1)	152	148	4
Income Taxes	15	1	14	47	31	16
Net Income	74	97	(23)	201	214	(13)
Less: Special Items	(4)	—	(4)	(4)	—	(4)
Earnings from Ongoing Operations	$78	$97	$(19)	$205	$214	$(9)
The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2020	2019	2020	2019
COVID-19 impact, net of tax of $1, $0, $1, $0 (a)	Other operation and maintenance	$(4)	$—	$(4)	$—
Total Special Items		$(4)	$—	$(4)	$—

(a)Incremental costs for outside services, customer payment processing, personal protective equipment and other safety related actions associated with the COVID-19 pandemic.

The changes in the components of the Kentucky Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Kentucky Adjusted Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line items.

	Three Months	Six Months
Kentucky Adjusted Gross Margins	$(5)	$12
Other operation and maintenance	3	12
Depreciation	(7)	(15)
Taxes, other than income	2	1
Other Income (Expense) - net	2	2
Interest Expense	1	(4)
Income Taxes	(15)	(17)
Earnings from Ongoing Operations	(19)	(9)
Special items, after-tax	(4)	(4)
Net Income	$(23)	$(13)

•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Kentucky Adjusted Gross Margins.

•Higher depreciation expense for the six month period primarily due to an $8 million increase related to additional assets placed into service, net of retirements and a $7 million increase related to higher depreciation rates effective May 1, 2019.

•Higher income tax expense for the three and six month periods primarily due to a deferred income tax benefit recorded in 2019 related to a Kentucky recycling credit of $17 million.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. In addition, certain costs are allocated to the Pennsylvania Regulated segment. The Pennsylvania Regulated segment represents 26% of PPL's Net Income for the six months ended June 30, 2020 and 26% of PPL's assets at June 30, 2020.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2020	2019	$ Change	2020	2019	$ Change
Operating revenues	$554	$521	$33	$1,162	$1,166	$(4)
Energy purchases	111	110	1	255	281	(26)
Other operation and maintenance	129	130	(1)	266	280	(14)
Depreciation	101	96	5	199	191	8
Taxes, other than income	18	24	(6)	48	55	(7)
Total operating expenses	359	360	(1)	768	807	(39)
Other Income (Expense) - net	5	6	(1)	9	13	(4)
Interest Expense	42	41	1	86	83	3
Income Taxes	40	32	8	81	74	7
Net Income	118	94	24	236	215	21
Less: Special Item (a)	—	—	—	—	—	—
Earnings from Ongoing Operations	$118	$94	$24	$236	$215	$21

(a)There are no items that management considers special for the periods presented.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Pennsylvania Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Six Months
Pennsylvania Adjusted Gross Margins	$37	$35
Other operation and maintenance	(7)	(2)
Depreciation	(4)	(5)
Taxes, other than income	8	7
Other Income (Expense) - net	(1)	(4)
Interest Expense	(1)	(3)
Income Taxes	(8)	(7)
Net Income	$24	$21

•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Pennsylvania Adjusted Gross Margins.

•Higher other operation and maintenance expense for the three month period primarily due to higher bad debt expense.

•Lower taxes, other than income, for the three month period primarily due to the settlement of 2008 - 2010 gross receipts tax assessments.

•Higher income taxes for the three month period primarily due to higher pre-tax income.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended June 30.

	2020 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$179	$74	$118	$(27)	$344
Less: Special Item (expense) benefit:
Foreign currency economic hedges, net of tax of $17	(65)	—	—	—	(65)
Talen litigation costs, net of tax of $0 (a)	—	—	—	(2)	(2)
COVID-19 impact, net of tax of $4	(12)	(4)	—	—	(16)
Total Special Items	(77)	(4)	—	(2)	(83)
Earnings from Ongoing Operations	$256	$78	$118	$(25)	$427

	2019 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$284	$97	$94	$(34)	$441
Less: Special Item (expense) benefit:
Foreign currency economic hedges, net of tax of ($7)	24	—	—	—	24
Talen litigation costs, net of tax of $1 (a)	—	—	—	(1)	(1)
Other, net of tax of $1	(4)	—	—	—	(4)
Total Special Items	20	—	—	(1)	19
Earnings from Ongoing Operations	$264	$97	$94	$(33)	$422

	2020 Six Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$519	$201	$236	$(58)	$898
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $6	(23)	—	—	—	(23)
Talen litigation costs, net of tax of $1 (a)	—	—	—	(4)	(4)
COVID-19 impact, net of tax of $4	(12)	(4)	—	—	(16)
Total Special Items	(35)	(4)	—	(4)	(43)
Earnings from Ongoing Operations	$554	$205	$236	$(54)	$941

	2019 Six Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$548	$214	$215	$(70)	$907
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $4	(16)	—	—	—	(16)
Talen litigation costs, net of tax of $1 (a)	—	—	—	(3)	(3)
Other, net of tax of $1	(4)	—	—	—	(4)
Total Special Items	(20)	—	—	(3)	(23)
Earnings from Ongoing Operations	$568	$214	$215	$(67)	$930

(a)PPL incurred legal expenses related to litigation with its former affiliate, Talen Montana. See Note 10 to the Financial Statements for additional information.

Adjusted Gross Margins

Management also utilizes the following non-GAAP financial measures as indicators of performance for its businesses:

•"U.K. Adjusted Gross Margins" is a single financial performance measure of the electricity distribution operations of the U.K. Regulated segment. In calculating this measure, direct costs such as connection charges from National Grid, which owns and manages the electricity transmission network in England and Wales, and Ofgem license fees (recorded in "Other operation and maintenance" on the Statements of Income) are deducted from operating revenues, as they are costs passed through to customers. As a result, this measure represents the net revenues from the delivery of electricity across WPD's distribution network in the U.K. and directly related activities.

•"Kentucky Adjusted Gross Margins" is a single financial performance measure of the electricity generation, transmission and distribution operations of the Kentucky Regulated segment, as well as the Kentucky Regulated segment's distribution and sale of natural gas. In calculating this measure, fuel, energy purchases and certain variable costs of production (recorded in "Other operation and maintenance" on the Statements of Income) are deducted from operating revenues. In addition, certain other expenses, recorded in "Other operation and maintenance," "Depreciation" and "Taxes, other than income" on the Statements of Income, associated with approved cost recovery mechanisms are offset against the recovery of those expenses, which are included in revenues. These mechanisms allow for direct recovery of these expenses and, in some cases, returns on capital investments and performance incentives. As a result, this measure represents the net revenues from electricity and gas operations.

•"Pennsylvania Adjusted Gross Margins" is a single financial performance measure of the electricity transmission and distribution operations of the Pennsylvania Regulated segment. In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings. Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance" (which are primarily Act 129, Storm Damage and Universal Service program costs), "Depreciation" (which is primarily related to the Act 129 Smart Meter program) and "Taxes, other than income" (which is primarily gross receipts tax) on the Statements of Income. This measure represents the net revenues from the Pennsylvania Regulated segment's electricity delivery operations.

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

	Three Months			Six Months
	2020	2019	$ Change	2020	2019	$ Change
U.K. Regulated
U.K. Adjusted Gross Margins	$439	$500	$(61)	$1,014	$1,046	$(32)
Impact of changes in foreign currency exchange rates			(24)			(15)
U.K. Adjusted Gross Margins excluding impact of foreign currency exchange rates			$(37)			$(17)

Kentucky Regulated
Total Kentucky Adjusted Gross Margins	$479	$484	$(5)	$1,026	$1,014	$12

Pennsylvania Regulated
Pennsylvania Adjusted Gross Margins
Distribution	$218	$204	$14	$460	$464	$(4)
Transmission	165	142	23	324	285	39
Total Pennsylvania Adjusted Gross Margins	$383	$346	$37	$784	$749	$35

U.K. Adjusted Gross Margins

U.K. Adjusted Gross Margins, excluding the impact of changes in foreign currency exchange rates, decreased for the three months ended June 30, 2020, compared with 2019, primarily due to $40 million of lower volumes due to the COVID-19 lockdown restrictions that were effective beginning the latter half of March 2020, partially offset by $5 million from the April 1, 2019 price increase.

U.K. Adjusted Gross Margins, excluding the impact of changes in foreign currency exchange rates, decreased for the six months ended June 30, 2020, compared with 2019, primarily due to $40 million of lower volumes due to the COVID-19 lockdown restrictions that were effective beginning the latter half of March 2020, partially offset by $23 million from the April 1, 2019 price increase.

Kentucky Adjusted Gross Margins

Kentucky Adjusted Gross Margins decreased for the three months ended June 30, 2020 compared with 2019, primarily due to $17 million of lower commercial and industrial demand revenue primarily due to impacts of COVID-19 and a $2 million decrease due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019, partially offset by higher retail rates approved by the KPSC of $15 million, inclusive of the termination of the TCJA bill credit mechanism.

Kentucky Adjusted Gross Margins increased for the six months ended June 30, 2020 compared with 2019, primarily due to higher retail rates approved by the KPSC of $64 million, inclusive of the termination of the TCJA bill credit mechanism, partially offset by $24 million of lower commercial and industrial demand revenue primarily due to impacts of COVID-19, $18 million of decreased sales volumes primarily due to weather and a $17 million decrease due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

Pennsylvania Adjusted Gross Margins

Distribution

Distribution Adjusted Gross Margins increased for the three months ended June 30, 2020 compared with 2019, primarily due to an $8 million adjustment related to TCJA customer refunds and $7 million due to higher volumes primarily due to weather.

Distribution Adjusted Gross Margins decreased for the six months ended June 30, 2020, compared with 2019, primarily due to $19 million of lower volumes primarily as a result of warmer weather in the first quarter of 2020. The decrease was partially offset by an $8 million adjustment related to TCJA customer refunds and $8 million of returns on additional distribution system improvement capital investments.

Transmission

Transmission Adjusted Gross Margins increased for the three and six months ended June 30, 2020, compared with 2019, primarily due to returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability.

Reconciliation of Adjusted Gross Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended June 30.

	2020 Three Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$467	(c)	$700	$554	$18	$1,739
Operating Expenses
Fuel	—		138	—	—	138
Energy purchases	—		22	111	—	133
Other operation and maintenance	28		20	23	416	487
Depreciation	—		38	13	268	319
Taxes, other than income	—		3	24	40	67
Total Operating Expenses	28		221	171	724	1,144
Total	$439		$479	$383	$(706)	$595

	2019 Three Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$531	(c)	$732	$521	$19	$1,803
Operating Expenses
Fuel	—		168	—	—	168
Energy purchases	—		27	110	1	138
Other operation and maintenance	31		23	31	397	482
Depreciation	—		29	12	259	300
Taxes, other than income	—		1	22	52	75
Total Operating Expenses	31		248	175	709	1,163
Total	$500		$484	$346	$(690)	$640

	2020 Six Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,071	(c)	$1,525	$1,162	$35	$3,793
Operating Expenses
Fuel	—		301	—	—	301
Energy purchases	—		79	255	—	334
Other operation and maintenance	57		41	46	819	963
Depreciation	—		75	25	536	636
Taxes, other than income	—		3	52	92	147
Total Operating Expenses	57		499	378	1,447	2,381
Total	$1,014		$1,026	$784	$(1,412)	$1,412

	2019 Six Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,105	(c)	$1,577	$1,166	$34	$3,882
Operating Expenses
Fuel	—		362	—	—	362
Energy purchases	—		106	281	1	388
Other operation and maintenance	59		45	62	806	972
Depreciation	—		48	22	514	584
Taxes, other than income	—		2	52	101	155
Total Operating Expenses	59		563	417	1,422	2,461
Total	$1,046		$1,014	$749	$(1,388)	$1,421

(a)Represents amounts excluded from Adjusted Gross Margins.
(b)As reported on the Statements of Income.
(c)Excludes ancillary revenues of $9 million and $19 million for the three and six months ended June 30, 2020 and $10 million and $19 million for the three and six months ended June 30, 2019.

PPL Electric: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2020	2019	$ Change	2020	2019	$ Change
Operating Revenues	$554	$521	$33	$1,162	$1,166	$(4)
Operating Expenses
Operation
Energy purchases	111	110	1	255	281	(26)
Other operation and maintenance	129	130	(1)	266	280	(14)
Depreciation	101	96	5	199	191	8
Taxes, other than income	18	24	(6)	48	55	(7)
Total Operating Expenses	359	360	(1)	768	807	(39)
Other Income (Expense) - net	5	6	(1)	8	11	(3)
Interest Income from Affiliate	—	—	—	1	2	(1)
Interest Expense	42	41	1	86	83	3
Income Taxes	40	32	8	81	74	7
Net Income	$118	$94	$24	$236	$215	$21

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
Distribution volume (a)	$7	$(17)
PLR (b)	2	(25)
Transmission Formula Rate (c)	23	39
Other	1	(1)
Total	$33	$(4)

(a)The decrease for the six months ended June 30, 2020 was primarily due to warmer weather in Q1 2020.
(b)The decrease for the six months ended June 30, 2020 was primarily the result of lower energy prices, partially offset by higher volumes in Q2 2020.
(c)The increases were primarily due to increased returns on capital investments.

Energy Purchases

Energy purchases increased $1 million for the three months ended June 30, 2020 compared with 2019, primarily due to higher PLR volumes of $10 million and higher transmission enhancement expenses of $6 million, partially offset by lower PLR prices of $14 million.

Energy purchases decreased $26 million for the six months ended June 30, 2020 compared with 2019, primarily due to lower PLR prices of $33 million and lower PLR volumes of $3 million, partially offset by higher transmission enhancement expenses of $11 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Six Months
Storm costs	$(1)	$(17)
Act 129	(4)	(7)
Canceled projects	—	9
Bad debts	6	4
Other	(2)	(3)
Total	$(1)	$(14)

Income Taxes

Income taxes increased $8 million for the three months ended June 30, 2020 compared with 2019, primarily due to a change in pre-tax income.

LKE: Statement of Income Analysis

Statement of Income Analysis
Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2020	2019	$ Change	2020	2019	$ Change
Operating Revenues	$700	$732	$(32)	$1,525	$1,577	$(52)
Operating Expenses
Operation
Fuel	138	168	(30)	301	362	(61)
Energy purchases	22	27	(5)	79	106	(27)
Other operation and maintenance	207	208	(1)	411	422	(11)
Depreciation	151	135	16	300	258	42
Taxes, other than income	18	18	—	36	36	—
Total Operating Expenses	536	556	(20)	1,127	1,184	(57)
Other Income (Expense) - net	2	—	2	2	—	2
Interest Expense	58	58	—	116	112	4
Interest Expense with Affiliate	8	9	(1)	15	16	(1)
Income Taxes	17	3	14	51	35	16
Net Income	$83	$106	$(23)	$218	$230	$(12)

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
Volumes (a)	$(13)	$(51)
Fuel and other energy prices (b)	(18)	(39)
Municipal supply (c)	(6)	(28)
Demand (d)	(17)	(24)
Retail rates (e)	15	64
ECR (f)	9	28
Other	(2)	(2)
Total	$(32)	$(52)

(a)The decreases were primarily due to weather.
(b)The decreases were due to lower recoveries of fuel and energy purchases due to lower commodity costs.
(c)The decreases were due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.
(d)The decreases were primarily due to COVID-19.
(e)The increases were due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.
(f)The increases were primarily due to higher recoverable depreciation expense as a result of higher depreciation rates effective May 1, 2019

Fuel

Fuel decreased $30 million for the three months ended June 30, 2020 compared with 2019, primarily due to an $18 million decrease in volumes driven by weather and a $15 million decrease in commodity costs.

Fuel decreased $61 million for the six months ended June 30, 2020 compared with 2019, primarily due to a $39 million decrease in volumes driven by weather and a $25 million decrease in commodity costs.

Energy Purchases

Energy purchases decreased $5 million for the three months ended June 30, 2020 compared with 2019, primarily due to a decrease in commodity costs.

Energy purchases decreased $27 million for the six months ended June 30, 2020 compared with 2019, primarily due to a $19 million decrease in commodity costs and a $3 million decrease in gas volumes driven by weather.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Six Months
Plant operations and maintenance	$(5)	$(8)
Storm costs	(3)	(6)
Administrative and general	2	(3)
COVID-19 impact	5	5
Other	—	1
Total	$(1)	$(11)

Depreciation

Depreciation increased $16 million for the three months ended June 30, 2020 compared with 2019, primarily due to an $8 million increase related to additional assets placed into service, net of retirements, and a $7 million increase related to higher depreciation rates effective May 1, 2019.

Depreciation increased $42 million for the six months ended June 30, 2020 compared with 2019, primarily due to a $26 million increase related to higher depreciation rates effective May 1, 2019 and an $14 million increase related to additional assets placed into service, net of retirements.

Income taxes

Income taxes increased $14 million and $16 million for the three and six months ended June 30, 2020 compared with 2019, primarily due to a deferred income tax benefit in 2019 associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit.

LG&E: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2020	2019	$ Change	2020	2019	$ Change
Operating Revenues
Retail and wholesale	$320	$328	$(8)	$713	$725	$(12)
Electric revenue from affiliate	2	6	(4)	16	19	(3)
Total Operating Revenues	322	334	(12)	729	744	(15)
Operating Expenses
Operation
Fuel	50	69	(19)	124	147	(23)
Energy purchases	18	22	(4)	70	96	(26)
Energy purchases from affiliate	8	2	6	8	4	4
Other operation and maintenance	92	96	(4)	184	190	(6)
Depreciation	65	56	9	129	107	22
Taxes, other than income	9	10	(1)	19	19	—
Total Operating Expenses	242	255	(13)	534	563	(29)
Other Income (Expense) - net	1	(1)	2	—	(1)	1
Interest Expense	22	22	—	44	43	1
Income Taxes	12	12	—	31	29	2
Net Income	$47	$44	$3	$120	$108	$12

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
Volumes (a)	$(6)	$(24)
Fuel and other energy prices (b)	(9)	(21)
Demand (c)	(6)	(9)
Retail rates (d)	7	27
ECR (e)	4	12
Other	(2)	—
Total	$(12)	$(15)

(a)The decreases were primarily due to weather.
(b)The decreases were due to lower recoveries of fuel and energy purchases due to lower commodity costs.
(c)The decreases were primarily due to COVID-19.
(d)The increases were due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.
(e)The increases were primarily due to higher recoverable depreciation expense as a result of higher depreciation rates effective May 1, 2019.

Fuel

Fuel decreased $19 million for the three months ended June 30, 2020 compared with 2019, primarily due to a decrease in volumes driven by weather.

Fuel decreased $23 million for the six months ended June 30, 2020 compared with 2019, primarily due to a $19 million decrease in volumes driven by weather and a $6 decrease in commodity costs.

Energy Purchases

Energy purchases decreased $4 million for the three months ended June 30, 2020 compared with 2019, primarily due to a decrease in commodity costs.

Energy purchases decreased $26 million for the six months ended June 30, 2020 compared with 2019, primarily due to a $19 million decrease in commodity costs and a $3 million decrease in gas volumes driven by weather.

Energy Purchases from affiliate

Energy purchases from affiliate increased $6 million for the three months ended June 30, 2020 compared with 2019, primarily due to the timing of generation maintenance outages.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Six Months
Storm costs	$(5)	$(5)
Plant operations and maintenance	(3)	(3)
COVID-19 impact	2	2
Other	2	—
Total	$(4)	$(6)

Depreciation

Depreciation increased $9 million for the three months ended June 30, 2020 compared with 2019, primarily due to a $4 million increase related to higher depreciation rates effective May 1, 2019 and a $4 million increase related to additional assets placed into service, net of retirements.

Depreciation increased $22 million for the six months ended June 30, 2020 compared with 2019, primarily due to a $13 million increase related to higher depreciation rates effective May 1, 2019 and an $8 million increase related to additional assets placed into service, net of retirements.

KU: Statement of Income Analysis

Statement of Income Analysis
Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2020	2019	$ Change	2020	2019	$ Change
Operating Revenues
Retail and wholesale	$380	$404	$(24)	$812	$852	$(40)
Electric revenue from affiliate	8	2	6	8	4	4
Total Operating Revenues	388	406	(18)	820	856	(36)
Operating Expenses
Operation
Fuel	88	99	(11)	177	215	(38)
Energy purchases	4	5	(1)	9	10	(1)
Energy purchases from affiliate	2	6	(4)	16	19	(3)
Other operation and maintenance	107	105	2	211	213	(2)
Depreciation	86	78	8	170	150	20
Taxes, other than income	8	8	—	17	17	—
Total Operating Expenses	295	301	(6)	600	624	(24)
Other Income (Expense) - net	—	(2)	2	1	—	1
Interest Expense	29	28	1	57	54	3
Income Taxes	11	14	(3)	31	36	(5)
Net Income	$53	$61	$(8)	$133	$142	$(9)

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
Municipal supply (a)	$(6)	$(28)
Volumes (b)	(4)	(24)
Fuel and other energy prices (c)	(9)	(18)
Demand (d)	(11)	(15)
Retail rates (e)	8	37
ECR (f)	5	16
Other	(1)	(4)
Total	$(18)	$(36)

(a)The decreases were due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.
(b)The decreases were primarily due to weather.
(c)The decreases were primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs.
(d)The decreases were primarily due to COVID-19.
(e)The increases were due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.
(f)The increases were primarily due to higher recoverable depreciation expense as a result of higher depreciation rates effective May 1, 2019.

Fuel

Fuel decreased $11 million for the three months ended June 30, 2020 compared with 2019, primarily due to a decrease in commodity costs.

Fuel decreased $38 million for the six months ended June 30, 2020 compared with 2019, primarily due to a $20 million decrease in volumes driven by weather and a $19 million decrease in commodity costs.

Energy Purchases from affiliate

Energy purchases from affiliate decreased $4 million for the three months ended June 30, 2020 compared with 2019, primarily due to the timing of generation maintenance outages.
Depreciation

Depreciation increased $8 million for the three months ended June 30, 2020 compared with 2019, primarily due to a $4 million increase related to additional assets placed into service, net of retirements, and a $3 million increase related to higher depreciation rates effective May 1, 2019.

Depreciation increased $20 million for the six months ended June 30, 2020 compared with 2019, primarily due to a $13 million increase related to higher depreciation rates effective May 1, 2019 and a $6 million increase related to additional assets placed into service, net of retirements.

Income taxes

Income taxes decreased $3 million for the three months ended June 30, 2020 compared with 2019, primarily due to lower pre-tax income.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL (a)	PPL Electric	LKE	LG&E	KU
June 30, 2020
Cash and cash equivalents	$1,278	$13	$152	$5	$145
Short-term debt	828	200	—	—	—
Long-term debt due within one year	2,058	—	1,371	264	632
Notes payable with affiliates		—	252	190	—

December 31, 2019
Cash and cash equivalents	$815	$262	$27	$15	$12
Short-term debt	1,151	—	388	238	150
Long-term debt due within one year	1,172	—	975	—	500
Notes payable with affiliates		—	150	—	—

(a)At June 30, 2020, $136 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate an incremental U.S. tax cost. See Note 6 to the Financial Statements in PPL's 2019 Form 10-K for additional information on undistributed earnings of WPD.

Net cash provided by (used in) operating, investing and financing activities for the six month periods ended June 30, and the changes between periods, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2020
Operating activities	$1,299	$360	$534	$275	$293
Investing activities	(1,573)	(558)	(476)	(214)	(451)
Financing activities	745	(51)	67	(71)	291
2019
Operating activities	$1,070	$314	$445	$258	$270
Investing activities	(1,479)	(530)	(530)	(224)	(305)
Financing activities	198	(31)	93	(35)	44
Change - Cash Provided (Used)
Operating activities	$229	$46	$89	$17	$23
Investing activities	(94)	(28)	54	10	(146)
Financing activities	547	(20)	(26)	(36)	247

Operating Activities

The components of the change in cash provided by (used in) operating activities for the six months ended June 30, 2020 compared with 2019 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Net income	$(9)	$21	$(12)	$12	$(9)
Non-cash components	100	48	29	(11)	(4)
Working capital	83	(23)	55	17	26
Defined benefit plan funding	14	—	4	(1)	1
Other operating activities	41	—	13	—	9
Total	$229	$46	$89	$17	$23

(PPL)

PPL's cash provided by operating activities in 2020 increased $229 million compared with 2019.
•Net income decreased $9 million between the periods and included an increase in non-cash charges of $100 million. The increase in non-cash charges was primarily due to an increase in depreciation expense (primarily due to higher depreciation rates and additional assets placed into service, net of retirements), an increase in deferred income taxes (due to book versus tax plant timing differences and Federal net operating losses) and an increase in other expenses (primarily due to an increase in canceled projects), partially offset by a decrease in the U.K. net periodic defined benefit credits (primarily due to higher levels of unrecognized losses being amortized).

•The $83 million increase in cash from changes in working capital was primarily due to an increase in taxes payable (primarily due to timing of payments), a decrease in unbilled revenues (primarily due to weather). and a decrease in net regulatory assets and liabilities (primarily due to the timing of rate recovery mechanisms), partially offset by an increase in accounts receivable (primarily due to timing of receipts) and an increase in materials and supplies (primarily due to a contract termination and subsequent guaranteed purchase of inventory from a third-party logistics firm).

•The $41 million increase in cash provided by other operating activities was primarily due to an increase in accrued pension obligation and an increase in ARO expenditures.

(PPL Electric)

PPL Electric's cash provided by operating activities in 2020 increased $46 million compared with 2019.
•Net income increased $21 million between the periods and included an increase in non-cash components of $48 million. The increase in non-cash components was primarily due to an increase in deferred income taxes (due to book versus tax plant timing differences and Federal net operating losses) and an increase in other expenses (primarily due to an increase in canceled projects).

•The $23 million decrease in cash from changes in working capital was primarily due to an increase in accounts receivable (primarily due to timing of receipts) and an increase in materials and supplies (primarily due to a contract termination and subsequent guaranteed purchase of inventory from a third-party logistics firm), partially offset by a decrease in unbilled revenues (primarily due to weather).

(LKE)

LKE's cash provided by operating activities in 2020 increased $89 million compared with 2019.
•Net income decreased $12 million between the periods and included an increase in non-cash components of $29 million. The increase in non-cash components was primarily driven by an increase in depreciation expense (primarily due to higher depreciation rates and additional assets placed into service, net of retirements).

•The increase in cash from changes in working capital was primarily driven by an increase in taxes payable (primarily due to timing of payments) and a decrease in net regulatory assets and liabilities (primarily due to the timing of rate recovery mechanisms).

•The increase in cash provided by other operating activities was driven primarily by a decrease in ARO expenditures.

(LG&E)

LG&E's cash provided by operating activities in 2020 increased $17 million compared with 2019.
•Net income increased $12 million between the periods and included a decrease in non-cash components of $11 million. The decrease in non-cash components was primarily driven by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences) and a decrease in amortization expense (primarily due to amortization of regulatory liabilities beginning May 1, 2019), partially offset by an increase in depreciation expense (primarily due to higher depreciation rates and additional assets placed into service, net of retirements).

•The increase in cash from changes in working capital was primarily driven by an increase in taxes payable (primarily due to timing of payments) and a decrease in net regulatory assets and liabilities (primarily due to the timing of rate recovery mechanisms), partially offset by a decrease in accounts payable (primarily due to timing of payments) and an increase in fuel inventory (primarily due to lower generation and natural gas consumption due to weather).

(KU)

KU's cash provided by operating activities in 2020 increased $23 million compared with 2019.
•Net income decreased $9 million between the periods and included a decrease in non-cash charges of $4 million. The decrease in non-cash components was driven by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences), partially offset by an increase in depreciation expense (primarily due to higher depreciation rates and additional assets placed into service, net of retirements).

•The increase in cash from changes in working capital was primarily driven by an increase in taxes payable (primarily due to timing of payments) and a decrease in fuel inventory (primarily due to the timing and scope of plant outages), partially offset by a decrease in other current liabilities (primarily due to timing of payments).

•The increase in cash provided by other operating activities was driven primarily by a decrease in ARO expenditures.

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities for the six months ended June 30, 2020 compared with 2019 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Expenditures for PP&E	$(102)	$(23)	$51	$10	$41
Purchase of investments	55	—	—	—	—
Proceeds from the sale of investments	(52)	—	—	—	—
Notes receivable with affiliate	—	—	—	—	(190)
Other investing activities	5	(5)	3	—	3
Total	$(94)	$(28)	$54	$10	$(146)

For PPL, the increase in expenditures for PP&E was due to higher project expenditures at WPD and PPL Electric, partially offset by a decrease in project expenditures at LKE, LG&E and KU. The increase in expenditures at WPD was primarily due to an increase in expenditures to enhance system reliability partially offset by a decrease in foreign currency exchange rates. The increase in expenditures at PPL Electric was primarily due to timing differences on capital spending projects related to the ongoing efforts to improve reliability and replace aging infrastructure. The decrease in expenditures at LKE was primarily due to decreased spending for environmental water projects at LG&E and KU's Trimble County plant, LG&E's Mill Creek plant and KU's Ghent plant, partially offset by spending on gas transmission projects at LG&E and spending on various other projects at LG&E and KU that are not individually significant.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the six months ended June 30, 2020 compared with 2019 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$1,029	$—	$(7)	$(199)	$192
Proceeds from project financing	96	—	—	—	—
Stock issuances/redemptions, net	(2)	—	—	—	—
Dividends	(42)	(31)	—	(5)	2
Capital contributions/distributions, net	—	(5)	(66)	28	(31)
Issuance of term loan	300	—	—	—	—
Change in short-term debt, net	(825)	15	30	(55)	85
Notes payable with affiliate		—	12	190	—
Other financing activities	(9)	1	5	5	(1)
Total	$547	$(20)	$(26)	$(36)	$247

See Note 8 to the Financial Statements in this Form 10-Q for information on 2020 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 8 to the Financial Statements in the Registrants' 2019 Form 10-K for information on 2019 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At June 30, 2020, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,800	$300	$—	$1,500
PPL Electric Credit Facility	650	—	201	449

LG&E Credit Facilities	500	—	—	500
KU Credit Facilities	400	—	—	400
Total LKE	900	—	—	900
Total U.S. Credit Facilities (a)	$3,350	$300	$201	$2,849
Total U.K. Credit Facilities (b)	£1,055	£206	£—	£849

(a)The commitments under the U.S. credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 12%, PPL Electric - 6%, LKE - 7%, LG&E - 7% and KU - 7%.
(b)The amounts borrowed at June 30, 2020 were a USD-denominated borrowing of $200 million and GBP-denominated borrowings of £44 million which equated to $54 million. At June 30, 2020, the USD equivalent of unused capacity under the U.K. committed credit facilities was $1 billion.

The commitments under the U.K. credit facilities are provided by a diverse bank group, with no one bank providing more than 14% of the total committed capacity.

See Note 8 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed Capacity	Borrowed	Non-affiliate Used Capacity	Unused Capacity
LKE Credit Facility	$375	$252	$—	$123
LKE Term-Loan Facility	475	—	—	475
LG&E Money Pool (a)	750	190	—	560
KU Money Pool (a)	650	—	—	650

(a)LG&E and KU participate in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $750 million and LKE and/or LG&E make available to KU funds up to $650 million, at an interest rate based on a market index of commercial paper issues. However, the FERC has issued a maximum aggregate short-term debt limit at $750 million for LG&E and $650 million for KU from all covered sources.

See Note 11 to the Financial Statements for further discussion of intercompany credit facilities.

Commercial Paper (All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facility. The following commercial paper programs were in place at June 30, 2020:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,500	$—	$1,500
PPL Electric	650	200	450

LG&E	350	—	350
KU	350	—	350
Total LKE	700	—	700
Total PPL	$2,850	$200	$2,650

Long-term Debt (All Registrants)

See Note 8 to the Financial Statements for information regarding the Registrants’ long-term debt activities.

(PPL)

Equity Securities Activities

ATM

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program; including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the six months ended June 30, 2020.

Common Stock Dividends

In May 2020, PPL declared a quarterly common stock dividend, payable July 1, 2020, of 41.50 cents per share (equivalent to $1.66 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

The rating agencies have taken the following actions related to the Registrants and their subsidiaries during 2020:

(PPL)

In April 2020, Moody’s and S&P assigned ratings of Baa2 and BBB+ to PPL Capital Funding’s $1 billion 4.125% Senior Notes due 2030. The notes were issued April 1, 2020.

(PPL, LKE and KU)

In May 2020, Moody's and S&P assigned ratings of A1 and A to KU's $500 million 3.30% First Mortgage Bonds due 2050. The bonds were issued June 3, 2020.

Ratings Triggers

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at June 30, 2020.

(All Registrants)

For additional information on the Registrants' liquidity and capital resources, see "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Registrants' 2019 Form 10-K.

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

The following interest rate hedges were outstanding at June 30, 2020.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL
Cash flow hedges
Interest rate swaps (c)	$155	$(10)	$—	2035
Cross-currency swaps (c)	702	203	(66)	2028
Economic hedges
Interest rate swaps (d)	147	(29)	—	2033
LKE
Economic hedges
Interest rate swaps (d)	147	(29)	—	2033
LG&E
Economic hedges
Interest rate swaps (d)	147	(29)	—	2033

(a)Includes accrued interest, if applicable.
(b)Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability. Sensitivities represent a 10% adverse movement in interest rates, except for cross-currency swaps which also includes a 10% adverse movement in foreign currency exchange rates.
(c)Changes in the fair value of these instruments are recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.
(d)Realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in the fair value of these derivatives are included in regulatory assets or regulatory liabilities.

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at June 30, 2020 was insignificant for

PPL, PPL Electric, LKE, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at June 30, 2020 is shown below.

10% Adverse Movement in Rates
PPL	$637
PPL Electric	185
LKE	207
LG&E	78
KU	126

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

The following foreign currency hedges were outstanding at June 30, 2020.

	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)	Maturities Ranging Through
Economic hedges (b)	£447	$108	$(47)	2021

(a)Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)To economically hedge the translation risk of expected earnings denominated in GBP.

(All Registrants)

Commodity Price Risk

PPL is exposed to commodity price risk through its domestic subsidiaries as described below.

•PPL Electric is required to purchase electricity to fulfill its obligation as a PLR. Potential commodity price risk is insignificant and mitigated through its PUC-approved cost recovery mechanism and full-requirement supply agreements to serve its PLR customers which transfer the risk to energy suppliers.
•LG&E's and KU's rates include certain mechanisms for fuel, fuel-related expenses and energy purchases. In addition, LG&E's rates include a mechanism for natural gas supply expenses. These mechanisms generally provide for timely recovery of market price fluctuations associated with these expenses.

Volumetric Risk

Volumetric risk is the risk related to the changes in volume of retail sales due to weather, economic conditions or other factors. PPL is exposed to volumetric risk through its subsidiaries as described below.

•WPD is exposed to volumetric risk which is significantly mitigated as a result of the method of regulation in the U.K. Under the RIIO-ED1 price control regulations, recovery of such exposure occurs on a two year lag. See Note 1 in PPL's 2019 Form 10-K for additional information on revenue recognition under RIIO-ED1.
•PPL Electric, LG&E and KU are exposed to volumetric risk on retail sales, mainly due to weather and other economic conditions for which there is limited mitigation between rate cases.

Credit Risk (All Registrants)

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Risk Management - Credit Risk" in the Registrants' 2019 Form 10-K for additional information.

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. Changes in this exchange rate resulted in a foreign currency translation loss of $353 million for the six months ended June 30, 2020, which primarily reflected a $605 million decrease to PP&E, a $112 million decrease to goodwill, partially offset by a $357 million decrease to long-term debt and a $7 million decrease to other net liabilities. Changes in this exchange rate resulted in a foreign currency translation loss of $84 million for the six months ended June 30, 2019, which primarily reflected a $125 million decrease to PP&E, a $23 million decrease to goodwill and an $9 million decrease to other net assets, partially offset by a $73 million decrease to long-term debt. The impact of foreign currency translation is recorded in AOCI.

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

See "Environmental Matters" in Item 1. "Business" in the Registrants' 2019 Form 10-K for information about environmental laws and regulations affecting the Registrants' business. See "Legal Matters" in Note 10 to the Financial Statements for a discussion of significant environmental claims. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2019 Form 10-K for information on projected environmental capital expenditures for 2020 through 2024. See Note 15 to the Financial Statements for information related to the impacts of CCRs on AROs.

The information below represents an update to "Item 1. Business - Environmental Matters - Water/Waste - Clean Water Act Jurisdiction" in the Registrants' 2019 Form 10-K.

Clean Water Act Jurisdiction

Environmental groups and others have claimed that discharges to groundwater from leaking CCR impoundments at power plants are subject to Clean Water Act permitting. A citizen suit raising such claims has been filed against KU with respect to the E.W. Brown plant, as discussed under “Legal Matters” - “E.W. Brown Environmental Claims” in Note 10 to the Financial Statements. On April 12, 2019, the EPA released regulatory clarification finding that Clean Water Act jurisdiction does not cover such discharges to groundwater. On January 23, 2020, the EPA announced a final rule modifying the jurisdictional scope of the Clean Water Act. The announced rule revises the definition of the "Waters of the United States," including a revision to exclude groundwater from the definition. In April 2020, the U.S. Supreme Court issued a ruling that Clean Water Act jurisdiction may apply to certain discharges to groundwater that result in the functional equivalent of a direct discharge to navigable waters. PPL, LKE, LG&E, and KU are unaware of any unpermitted releases from their facilities that are subject to

Clean Water Act jurisdiction, but future guidance from the EPA and judicial rulings could potentially subject certain releases from CCR impoundments and landfills to additional permitting and remediation requirements, which could impose substantial costs. If any, associated costs are expected to be subject to rate recovery. PPL, LKE, LG&E and KU are unable to predict the outcome or financial impact of future regulatory proceedings and litigation.

New Accounting Guidance (All Registrants)

See Note 2 to the Financial Statements for a discussion of new accounting guidance adopted.

Application of Critical Accounting Policies (All Registrants)

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following table summarizes the accounting policies by Registrant that are particularly important to an understanding of the reported financial condition or results of operations, and require management to make estimates or other judgments of matters that are inherently uncertain. See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2019 Form 10-K for a discussion of each critical accounting policy.

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
Louisville Gas and Electric Company
Kentucky Utilities Company

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management" in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4. Controls and Procedures

Although the COVID-19 pandemic prompted the Registrants to make certain procedural adjustments to accommodate an increased remote workforce, PPL’s accounting and reporting systems and functions were well prepared to perform necessary accounting and reporting activities as of June 30, 2020 and to maintain the effectiveness of its disclosure controls and procedures and internal control over financial reporting.

(a) Evaluation of disclosure controls and procedures.

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2020, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the second quarter of 2020 see:

•"Item 3. Legal Proceedings" in each Registrant's 2019 Form 10-K; and
•Notes 6, 7 and 10 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the Registrants' 2019 Form 10-K, except for the following:

The COVID-19 pandemic and resultant impact on business and economic conditions could negatively affect our business.

The COVID-19 pandemic has disrupted the U.S. and global economies and continues to present extraordinary challenges to businesses, communities, workforces and markets. In the U.S. and throughout the world, governmental authorities have taken urgent and extensive actions to contain the spread of the virus and mitigate known or foreseeable impacts. In the Registrants’ service territories, mitigation measures have included quarantines, stay-at-home orders, travel restrictions, reduced operations or closures of businesses, schools and governmental agencies, and executive, legislative or regulatory actions to address health or other pandemic-related concerns.

Until COVID-19 is contained or an effective vaccine is identified and widely-available, the COVID-19 virus poses significant risks to the health and welfare of the Registrants’ customers, employees, contractors and suppliers, and to the conduct of their business. Mandates to stay at home, shelter in place, or quarantine and resulting lock-down or closures of non-essential businesses could reduce demand for electricity and gas, or cause shifts in demand between residential, commercial and industrial customers that could negatively impact the Registrants’ financial condition. Customers experiencing financial strain from unemployment, furloughs, or reduced work hours may not be able to pay their bills on a timely basis, which could negatively impact our liquidity. Continued economic disruption may further depress the GBP to U.S. dollar exchange rate and increase PPL's foreign exchange exposure. New or changing legislation or regulatory orders may unfavorably impact the Registrants or the utility industry generally.

All of these factors have the potential to materially and adversely affect the Registrants’ business and operations, especially if they remain in effect for a prolonged period of time. At this time, the Registrants’ cannot predict the extent to which these or other pandemic-related factors may affect their business, earnings or other financial results, as it depends on the duration and scope of the outbreak, the measures undertaken in response and other future developments, all of which are highly uncertain. In addition to the factors discussed above, investors should be aware that other COVID-19-related risks may emerge in the future and may prove to be significant. Investors should carefully consider the discussion of COVID-19 related items presented in this Quarterly Report and the risks presented in the Registrants’ Annual Report on Form 10-K for 2019, especially to the extent that the COVID-19 pandemic may exacerbate or increase those risks.

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

4(a)	-	Supplemental Indenture No. 8, dated as of May 15, 2020, to Indenture, dated as of October 1, 2010, among Kentucky Utilities Company and the Bank of New York Mellon, as Trustee (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 3, 2020)
*10(a)	-
£845 million Multicurrency Revolving Facilities Agreement, dated May 13 2020, among Western Power Distribution (East Midlands) plc, Western Power Distribution (West Midlands) plc, Western Power Distribution (South West) plc, and Western Power Distribution (South Wales) plc as the Borrowers, Mizuho Bank, Ltd and National Westminster Bank plc as Joint Coordinators, HSBC UK Bank plc, Lloyds Bank plc, Mizuho Bank Ltd, National Westminster Bank plc, Royal Bank of Canada, Barclays Bank plc and Santander UK plc as Bookrunners and Mandated Lead Arrangers, MUFG Bank, Ltd as Mandated Lead Arranger, and Lloyds Bank plc as Facility Agent

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2020, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2020, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	August 10, 2020	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	August 10, 2020	/s/ Stephen K. Breininger
Stephen K. Breininger Vice President-Finance and Regulatory Affairs and Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	August 10, 2020	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)