Form 10-Q
period 2020-09-30
PPL Corp; PPL ELECTRIC UTILITIES CORP; LOUISVILLE GAS & ELECTRIC CO /KY/; KENTUCKY UTILITIES CO; LG&E & KU Energy LLC
filed 2020-11-05
CIK 922224, 317187, 60549, 55387, 1518339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2020
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

PPL Corporation    Common stock, $0.01 par value, 768,827,321 shares outstanding at October 31, 2020.
PPL Electric Utilities Corporation    Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at October 31, 2020.
LG&E and KU Energy LLC    PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.
Louisville Gas and Electric Company    Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at October 31, 2020.
Kentucky Utilities Company    Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at October 31, 2020.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, other information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

Advanced Metering Infrastructure - meters and meter reading infrastructure that provide two-way communication capabilities, which communicate usage and other relevant data to LG&E and KU at regular intervals, and are also able to receive information from LG&E and KU, such as software upgrades and requests to provide meter readings in real time.

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

CPCN - Certificate of Public Convenience and Necessity. Authority granted by the KPSC pursuant to Kentucky Revised Statute 278.020 to provide utility service to or for the public or the construction of certain plant, equipment, property or facility for furnishing of utility service to the public. A CPCN is required for any capital addition in excess of $100 million.

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

IBEW - International Brotherhood of Electrical Workers

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

Talen Energy Marketing - Talen Energy Marketing, LLC, the new name of PPL EnergyPlus after the spinoff of PPL Energy Supply.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues	$1,885	$1,933	$5,678	$5,815

Operating Expenses
Operation
Fuel	177	194	478	556
Energy purchases	136	150	470	538
Other operation and maintenance	483	480	1,446	1,452
Depreciation	323	306	959	890
Taxes, other than income	79	77	226	232
Total Operating Expenses	1,198	1,207	3,579	3,668

Operating Income	687	726	2,099	2,147

Other Income (Expense) - net	52	126	253	309

Interest Expense	249	259	750	746

Income Before Income Taxes	490	593	1,602	1,710

Income Taxes	209	118	423	328

Net Income	$281	$475	$1,179	$1,382

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$0.37	$0.66	$1.53	$1.91
Diluted	$0.37	$0.65	$1.53	$1.89

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	768,786	722,259	768,502	721,693
Diluted	769,660	731,151	769,270	730,677

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$281	$475	$1,179	$1,382

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $0, $0, $1, $0	643	(285)	291	(368)
Qualifying derivatives, net of tax of $12, ($3), $4, ($7)	(52)	16	(16)	32
Defined benefit plans:
Net actuarial gain (loss), net of tax of $5, $2, $6, $4	(16)	(5)	(17)	(10)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of ($12), $3, ($8), $3	48	(22)	25	(25)
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1), ($1), ($1)	—	—	2	1
Net actuarial (gain) loss, net of tax of ($12), ($5), ($35), ($16)	52	20	146	62
Total other comprehensive income (loss)	675	(276)	431	(308)

Comprehensive income	$956	$199	$1,610	$1,074

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$1,179	$1,382
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	959	890
Amortization	47	60
Defined benefit plans - (income) expense	(155)	(198)
Deferred income taxes and investment tax credits	355	257
Unrealized (gains) losses on derivatives, and other hedging activities	98	(18)
Stock-based compensation expense	17	24
Other	(6)	(15)
Change in current assets and current liabilities
Accounts receivable	(40)	57
Accounts payable	(35)	(116)
Unbilled revenues	126	58
Fuel, materials and supplies	(8)	9
Prepayments	(53)	(53)
Regulatory assets and liabilities, net	(44)	(62)
Accrued interest	86	74
Other current liabilities	(29)	(94)
Other	20	(6)
Other operating activities
Defined benefit plans - funding	(264)	(281)
Other assets	(7)	(24)
Other liabilities	1	(56)
Net cash provided by operating activities	2,247	1,888
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(2,348)	(2,197)
Purchase of investments	—	(55)
Proceeds from the sale of investments	2	63
Other investing activities	(12)	(5)
Net cash used in investing activities	(2,358)	(2,194)
Cash Flows from Financing Activities
Issuance of long-term debt	1,598	1,465
Retirement of long-term debt	(975)	(200)
Proceeds from project financing	152	—
Issuance of common stock	32	49
Payment of common stock dividends	(956)	(893)
Issuance of term loan	300	—
Net increase (decrease) in short-term debt	(94)	(34)
Other financing activities	(24)	(24)
Net cash provided by financing activities	33	363
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	11	(10)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(67)	47
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	836	643
Cash, Cash Equivalents and Restricted Cash at End of Period	$769	$690

Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$279	$363
Accrued expenditures for intangible assets at September 30,	$86	$67

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2020	December 31, 2019
Assets

Current Assets
Cash and cash equivalents	$746	$815
Accounts receivable (less reserve: 2020, $73; 2019, $58)
Customer	742	687
Other	88	105
Unbilled revenues (less reserve: 2020, $3; 2019, $0)	382	504
Fuel, materials and supplies	351	332
Prepayments	134	79
Price risk management assets	136	147
Other current assets	116	98
Total Current Assets	2,695	2,767

Property, Plant and Equipment
Regulated utility plant	45,058	42,709
Less: accumulated depreciation - regulated utility plant	8,726	8,055
Regulated utility plant, net	36,332	34,654
Non-regulated property, plant and equipment	490	357
Less: accumulated depreciation - non-regulated property, plant and equipment	98	109
Non-regulated property, plant and equipment, net	392	248
Construction work in progress	1,596	1,580
Property, Plant and Equipment, net	38,320	36,482

Other Noncurrent Assets
Regulatory assets	1,450	1,492
Goodwill	3,283	3,198
Other intangibles	763	742
Pension benefit asset	972	464
Price risk management assets	53	149
Other noncurrent assets	388	386
Total Other Noncurrent Assets	6,909	6,431

Total Assets	$47,924	$45,680

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2020	December 31, 2019
Liabilities and Equity

Current Liabilities
Short-term debt	$1,368	$1,151
Long-term debt due within one year	1,525	1,172
Accounts payable	864	956
Taxes	93	99
Interest	385	294
Dividends	319	317
Customer deposits	298	261
Regulatory liabilities	90	115
Other current liabilities	500	535
Total Current Liabilities	5,442	4,900

Long-term Debt	21,243	20,721

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,569	3,088
Investment tax credits	122	124
Accrued pension obligations	485	587
Asset retirement obligations	223	212
Regulatory liabilities	2,543	2,572
Other deferred credits and noncurrent liabilities	611	485
Total Deferred Credits and Other Noncurrent Liabilities	7,553	7,068

Commitments and Contingent Liabilities (Notes 7 and 11)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,260	12,214
Earnings reinvested	5,345	5,127
Accumulated other comprehensive loss	(3,927)	(4,358)
Total Equity	13,686	12,991

Total Liabilities and Equity	$47,924	$45,680

(a)1,560,000 shares authorized; 768,797 and 767,233 shares issued and outstanding at September 30, 2020 and December 31, 2019.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
June 30, 2020	768,783	$8	$12,255	$5,383	$(4,602)	$13,044
Common stock issued	14		1			1
Stock-based compensation			4			4
Net income				281		281
Dividends and dividend equivalents (b)				(319)		(319)
Other comprehensive income (loss)					675	675
September 30, 2020	768,797	$8	$12,260	$5,345	$(3,927)	$13,686

December 31, 2019	767,233	$8	$12,214	$5,127	$(4,358)	$12,991
Common stock issued	1,564		48			48
Stock-based compensation			(2)			(2)
Net income				1,179		1,179
Dividends and dividend equivalents (b)				(959)		(959)
Other comprehensive income (loss)					431	431
Adoption of financial instrument credit losses guidance cumulative effect adjustment (Note 2), net of tax of $0				(2)		(2)
September 30, 2020	768,797	$8	$12,260	$5,345	$(3,927)	$13,686

June 30, 2019	721,840	$7	$11,069	$4,903	$(3,996)	$11,983
Common stock issued	467		14			14
Stock-based compensation			4			4
Net income				475		475
Dividends and dividend equivalents (b)				(298)		(298)
Other comprehensive income (loss)					(276)	(276)
September 30, 2019	722,307	$7	$11,087	$5,080	$(4,272)	$11,902

December 31, 2018	720,323	$7	$11,021	$4,593	$(3,964)	$11,657
Common stock issued	1,984		61			61
Stock-based compensation			5			5
Net income				1,382		1,382
Dividends and dividend equivalents (b)				(895)		(895)
Other comprehensive income (loss)					(308)	(308)
September 30, 2019	722,307	$7	$11,087	$5,080	$(4,272)	$11,902

(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock were $0.4150 and $1.2450 for the three and nine months ended September 30, 2020 and $0.4125 and $1.2375 for the three and nine months ended September 30, 2019.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues	$586	$590	$1,748	$1,756

Operating Expenses
Operation
Energy purchases	118	132	373	413
Other operation and maintenance	122	137	388	417
Depreciation	102	99	301	290
Taxes, other than income	30	29	78	84
Total Operating Expenses	372	397	1,140	1,204

Operating Income	214	193	608	552

Other Income (Expense) - net	7	7	15	18

Interest Income from Affiliate	1	1	2	3

Interest Expense	44	43	130	126

Income Before Income Taxes	178	158	495	447

Income Taxes	44	40	125	114

Net Income (a)	$134	$118	$370	$333

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$370	$333
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	301	290
Amortization	21	18
Defined benefit plans - expense (income)	(1)	—
Deferred income taxes and investment tax credits	68	70
Other	—	(14)
Change in current assets and current liabilities
Accounts receivable	(35)	34
Accounts payable	(7)	(46)
Unbilled revenues	54	28
Materials and supplies	(23)	(7)
Prepayments	(30)	(36)
Regulatory assets and liabilities, net	(31)	(42)
Taxes payable	4	(4)
Other	(3)	(13)
Other operating activities
Defined benefit plans - funding	(21)	(21)
Other assets	(20)	11
Other liabilities	9	8
Net cash provided by operating activities	656	609

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(840)	(815)
Expenditures for intangible assets	(5)	(4)
Increase in notes receivable from affiliate	—	(546)
Other investing activities	1	4
Net cash used in investing activities	(844)	(1,361)

Cash Flows from Financing Activities
Issuance of long-term debt	—	393
Contributions from parent	740	400
Return of capital to parent	(745)	—
Payment of common stock dividends to parent	(323)	(276)
Net increase in short-term debt	280	—
Other financing activities	—	(5)
Net cash used in financing activities	(48)	512

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(236)	(240)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	264	269
Cash, Cash Equivalents and Restricted Cash at End of Period	$28	$29

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$150	$168

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2020	December 31, 2019
Assets

Current Assets
Cash and cash equivalents	$26	$262
Accounts receivable (less reserve: 2020, $38; 2019, $28)
Customer	298	258
Other	18	22
Accounts receivable from affiliates	10	11
Unbilled revenues (less reserve: 2020, $1; 2019, $0)	80	134
Materials and supplies	64	33
Prepayments	36	6
Regulatory assets	28	26
Other current assets	15	9
Total Current Assets	575	761

Property, Plant and Equipment
Regulated utility plant	13,240	12,589
Less: accumulated depreciation - regulated utility plant	3,276	3,078
Regulated utility plant, net	9,964	9,511
Construction work in progress	635	597
Property, Plant and Equipment, net	10,599	10,108

Other Noncurrent Assets
Regulatory assets	708	726
Intangibles	265	263
Other noncurrent assets	66	43
Total Other Noncurrent Assets	1,039	1,032

Total Assets	$12,213	$11,901

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2020	December 31, 2019
Liabilities and Equity

Current Liabilities
Short-term debt	$280	$—
Long-term debt due within one year	400	—
Accounts payable	394	438
Accounts payable to affiliates	39	32
Taxes	17	13
Interest	47	41
Regulatory liabilities	73	96
Other current liabilities	88	93
Total Current Liabilities	1,338	713

Long-term Debt	3,587	3,985

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,539	1,447
Accrued pension obligations	151	179
Regulatory liabilities	582	599
Other deferred credits and noncurrent liabilities	142	146
Total Deferred Credits and Other Noncurrent Liabilities	2,414	2,371

Commitments and Contingent Liabilities (Notes 7 and 11)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	3,553	3,558
Earnings reinvested	957	910
Total Equity	4,874	4,832

Total Liabilities and Equity	$12,213	$11,901

(a)170,000 shares authorized; 66,368 shares issued and outstanding at September 30, 2020 and December 31, 2019.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
June 30, 2020	66,368	$364	$3,553	$900	$4,817
Net income				134	134
Capital contributions from parent			485		485
Return of capital to parent			(485)		(485)
Dividends declared on common stock				(77)	(77)
September 30, 2020	66,368	$364	$3,553	$957	$4,874

December 31, 2019	66,368	$364	$3,558	$910	$4,832
Net income				370	370
Capital contributions from parent			740		740
Return of capital to parent			(745)		(745)
Dividends declared on common stock				(323)	(323)
September 30, 2020	66,368	$364	$3,553	$957	$4,874

June 30, 2019	66,368	$364	$3,158	$939	$4,461
Net income				118	118
Capital contributions from parent			400		400
Dividends declared on common stock				(61)	(61)
September 30, 2019	66,368	$364	$3,558	$996	$4,918

December 31, 2018	66,368	$364	$3,158	$939	$4,461
Net income				333	333
Capital contributions from parent			400		400
Dividends declared on common stock				(276)	(276)
September 30, 2019	66,368	$364	$3,558	$996	$4,918

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues	$806	$844	$2,331	$2,421

Operating Expenses
Operation
Fuel	177	194	478	556
Energy purchases	18	19	97	125
Other operation and maintenance	205	205	616	627
Depreciation	152	144	452	402
Taxes, other than income	21	19	57	55
Total Operating Expenses	573	581	1,700	1,765

Operating Income	233	263	631	656

Other Income (Expense) - net	1	2	3	2

Interest Expense	56	57	172	169

Interest Expense with Affiliate	10	7	25	23

Income Before Income Taxes	168	201	437	466

Income Taxes	31	43	82	78

Net Income (a)	$137	$158	$355	$388

(a)Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$137	$158	$355	$388

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Defined benefit plans:
Net actuarial gain (loss), net of tax of $3, $0, $3, $0	(8)	—	(9)	(2)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	—	—	1	1
Net actuarial (gain) loss, net of tax of $2, $0, $3, $0	5	—	7	(1)
Total other comprehensive income (loss)	(3)	—	(1)	(2)

Comprehensive income	$134	$158	$354	$386

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$355	$388
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	452	402
Amortization	14	20
Defined benefit plans - expense	11	9
Deferred income taxes and investment tax credits	58	78
Other	(1)	(2)
Change in current assets and current liabilities
Accounts receivable	(8)	13
Accounts payable	(20)	(34)
Accounts payable to affiliates	7	6
Unbilled revenues	37	5
Fuel, materials and supplies	21	16
Regulatory assets and liabilities, net	(15)	(19)
Taxes payable	—	(7)
Accrued interest	42	57
Other	(32)	(31)
Other operating activities
Defined benefit plans - funding	(28)	(34)
Expenditures for asset retirement obligations	(59)	(67)
Other assets	(2)	(4)
Other liabilities	40	17
Net cash provided by operating activities	872	813
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(710)	(761)
Other investing activities	3	—
Net cash used in investing activities	(707)	(761)
Cash Flows from Financing Activities
Net increase in notes payable with affiliate	3	16
Issuance of long-term debt with affiliate	550	—
Issuance of long-term debt	498	705
Retirement of long-term debt	(975)	(200)
Acquisition of outstanding bonds	—	(40)
Remarketing of reacquired bonds	—	40
Net decrease in short-term debt	(43)	(413)
Distributions to member	(194)	(206)
Contributions from member	—	63
Other financing activities	(6)	(11)
Net cash used in financing activities	(167)	(46)
Net Increase (Decrease) in Cash and Cash Equivalents	(2)	6
Cash and Cash Equivalents at Beginning of Period	27	24
Cash and Cash Equivalents at End of Period	$25	$30

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$78	$107

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30, 2020	December 31, 2019
Assets

Current Assets
Cash and cash equivalents	$25	$27
Accounts receivable (less reserve: 2020, $30; 2019, $28)
Customer	269	260
Other	63	71
Unbilled revenues (less reserve: 2020, $1; 2019, $0)	127	164
Fuel, materials and supplies	230	250
Prepayments	34	30
Regulatory assets	54	41
Other current assets	1	2
Total Current Assets	803	845

Property, Plant and Equipment
Regulated utility plant	15,259	14,646
Less: accumulated depreciation - regulated utility plant	2,627	2,356
Regulated utility plant, net	12,632	12,290
Construction work in progress	735	794
Property, Plant and Equipment, net	13,367	13,084

Other Noncurrent Assets
Regulatory assets	742	766
Goodwill	996	996
Other intangibles	63	69
Other noncurrent assets	117	171
Total Other Noncurrent Assets	1,918	2,002

Total Assets	$16,088	$15,931

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30, 2020	December 31, 2019
Liabilities and Equity

Current Liabilities
Short-term debt	$345	$388
Long-term debt due within one year	424	975
Notes payable with affiliates	153	150
Accounts payable	253	316
Accounts payable to affiliates	18	11
Customer deposits	64	62
Taxes	58	58
Price risk management liabilities	2	4
Regulatory liabilities	17	19
Interest	82	40
Asset retirement obligations	44	70
Other current liabilities	134	153
Total Current Liabilities	1,594	2,246

Long-term Debt
Long-term debt	4,449	4,377
Long-term debt to affiliate	1,200	650
Total Long-term Debt	5,649	5,027

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,156	1,069
Investment tax credits	122	124
Price risk management liabilities	24	17
Accrued pension obligations	163	233
Asset retirement obligations	163	145
Regulatory liabilities	1,961	1,973
Other deferred credits and noncurrent liabilities	154	155
Total Deferred Credits and Other Noncurrent Liabilities	3,743	3,716

Commitments and Contingent Liabilities (Notes 7 and 11)

Member's Equity	5,102	4,942

Total Liabilities and Equity	$16,088	$15,931

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's Equity
June 30, 2020	$5,022
Net income	137
Distributions to member	(54)
Other comprehensive income (loss)	(3)
September 30, 2020	$5,102

December 31, 2019	$4,942
Net income	355
Distributions to member	(194)
Other comprehensive income (loss)	(1)
September 30, 2020	$5,102

June 30, 2019	$4,877
Net income	158
Distributions to member	(69)
September 30, 2019	$4,966

December 31, 2018	$4,723
Net income	388
Contributions from member	63
Distributions to member	(206)
Other comprehensive income	(2)
September 30, 2019	$4,966

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues
Retail and wholesale	$362	$380	$1,075	$1,105
Electric revenue from affiliate	1	2	17	21
Total Operating Revenues	363	382	1,092	1,126

Operating Expenses
Operation
Fuel	64	79	188	226
Energy purchases	13	14	83	110
Energy purchases from affiliate	8	2	16	6
Other operation and maintenance	93	92	277	282
Depreciation	64	61	193	168
Taxes, other than income	11	10	30	29
Total Operating Expenses	253	258	787	821

Operating Income	110	124	305	305

Other Income (Expense) - net	(1)	—	(1)	(1)

Interest Expense	22	22	66	65

Income Before Income Taxes	87	102	238	239

Income Taxes	16	22	47	51

Net Income (a)	$71	$80	$191	$188

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$191	$188
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	193	168
Amortization	6	13
Defined benefit plans - expense	2	—
Deferred income taxes and investment tax credits	1	45
Other	—	2
Change in current assets and current liabilities
Accounts receivable	6	13
Accounts receivable from affiliates	7	9
Accounts payable	(23)	(10)
Accounts payable to affiliates	(8)	(5)
Unbilled revenues	22	4
Fuel, materials and supplies	9	7
Regulatory assets and liabilities, net	5	(5)
Taxes payable	(1)	—
Accrued interest	18	22
Other	(13)	(15)
Other operating activities
Defined benefit plans - funding	(6)	(6)
Expenditures for asset retirement obligations	(12)	(22)
Other assets	(1)	(1)
Other liabilities	23	10
Net cash provided by operating activities	419	417
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(329)	(323)
Net cash used in investing activities	(329)	(323)
Cash Flows from Financing Activities
Issuance of long-term debt	—	399
Retirement of long-term debt	—	(200)
Acquisition of outstanding bonds	—	(40)
Remarketing of reacquired bonds	—	40
Net decrease in short-term debt	(32)	(180)
Payment of common stock dividends to parent	(115)	(130)
Contributions from parent	53	25
Other financing activities	(1)	(6)
Net cash used in financing activities	(95)	(92)
Net Increase (Decrease) in Cash and Cash Equivalents	(5)	2
Cash and Cash Equivalents at Beginning of Period	15	10
Cash and Cash Equivalents at End of Period	$10	$12

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$43	$53

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2020	December 31, 2019
Assets

Current Assets
Cash and cash equivalents	$10	$15
Accounts receivable (less reserve: 2020, $2; 2019, $1)
Customer	118	121
Other	31	41
Unbilled revenues (less reserve: 2020, $0; 2019, $0)	54	76
Accounts receivable from affiliates	12	18
Fuel, materials and supplies	113	122
Prepayments	16	14
Regulatory assets	23	25
Other current assets	2	1
Total Current Assets	379	433

Property, Plant and Equipment
Regulated utility plant	6,571	6,372
Less: accumulated depreciation - regulated utility plant	978	846
Regulated utility plant, net	5,593	5,526
Construction work in progress	366	297
Property, Plant and Equipment, net	5,959	5,823

Other Noncurrent Assets
Regulatory assets	360	380
Goodwill	389	389
Other intangibles	37	41
Other noncurrent assets	97	67
Total Other Noncurrent Assets	883	877

Total Assets	$7,221	$7,133

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2020	December 31, 2019
Liabilities and Equity

Current Liabilities
Short-term debt	$206	$238
Long-term debt due within one year	292	—
Accounts payable	125	172
Accounts payable to affiliates	26	31
Customer deposits	32	31
Taxes	32	33
Price risk management liabilities	2	4
Regulatory liabilities	5	2
Interest	33	15
Asset retirement obligations	14	24
Other current liabilities	40	47
Total Current Liabilities	807	597

Long-term Debt	1,714	2,005

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	712	697
Investment tax credits	33	34
Price risk management liabilities	24	17
Asset retirement obligations	63	49
Regulatory liabilities	885	883
Other deferred credits and noncurrent liabilities	92	89
Total Deferred Credits and Other Noncurrent Liabilities	1,809	1,769

Commitments and Contingent Liabilities (Notes 7 and 11)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,873	1,820
Earnings reinvested	594	518
Total Equity	2,891	2,762

Total Liabilities and Equity	$7,221	$7,133

(a)75,000 shares authorized; 21,294 shares issued and outstanding at September 30, 2020 and December 31, 2019.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
June 30, 2020	21,294	$424	$1,873	$562	$2,859
Net income				71	71
Cash dividends declared on common stock				(39)	(39)
September 30, 2020	21,294	$424	$1,873	$594	$2,891

December 31, 2019	21,294	$424	$1,820	$518	$2,762
Net income				191	191
Capital contributions from parent			53		53
Cash dividends declared on common stock				(115)	(115)
September 30, 2020	21,294	$424	$1,873	$594	$2,891

June 30, 2019	21,294	$424	$1,820	$505	$2,749
Net income				80	80
Cash dividends declared on common stock				(59)	(59)
September 30, 2019	21,294	$424	$1,820	$526	$2,770

December 31, 2018	21,294	$424	$1,795	$468	$2,687
Net income				188	188
Capital contributions from parent			25		25
Cash dividends declared on common stock				(130)	(130)
September 30, 2019	21,294	$424	$1,820	$526	$2,770

(a)Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues
Retail and wholesale	$444	$464	$1,256	$1,316
Electric revenue from affiliate	8	2	16	6
Total Operating Revenues	452	466	1,272	1,322

Operating Expenses
Operation
Fuel	113	115	290	330
Energy purchases	5	5	14	15
Energy purchases from affiliate	1	2	17	21
Other operation and maintenance	105	107	316	320
Depreciation	88	83	258	233
Taxes, other than income	10	9	27	26
Total Operating Expenses	322	321	922	945

Operating Income	130	145	350	377

Other Income (Expense) - net	1	4	2	4

Interest Expense	28	28	85	82

Income Before Income Taxes	103	121	267	299

Income Taxes	19	26	50	62

Net Income (a)	$84	$95	$217	$237

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$217	$237
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	258	233
Amortization	6	7
Deferred income taxes and investment tax credits	20	44
Other	(1)	(3)
Change in current assets and current liabilities
Accounts receivable	(22)	—
Accounts payable	7	(16)
Accounts payable to affiliates	(18)	(14)
Unbilled revenues	15	1
Fuel, materials and supplies	12	9
Regulatory assets and liabilities, net	(20)	(14)
Taxes payable	1	5
Accrued interest	23	28
Other	(15)	(6)
Other operating activities
Defined benefit plans - funding	(1)	(3)
Expenditures for asset retirement obligations	(47)	(45)
Other assets	—	(2)
Other liabilities	11	10
Net cash provided by operating activities	446	471
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(381)	(436)
Other investing activities	3	—
Net cash used in investing activities	(378)	(436)
Cash Flows from Financing Activities
Issuance of long-term debt	498	306
Retirement of long-term debt	(500)	—
Net decrease in short-term debt	(11)	(233)
Payment of common stock dividends to parent	(145)	(167)
Contributions from parent	98	68
Other financing activities	(5)	(5)
Net cash used in financing activities	(65)	(31)
Net Increase in Cash and Cash Equivalents	3	4
Cash and Cash Equivalents at Beginning of Period	12	14
Cash and Cash Equivalents at End of Period	$15	$18

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$35	$54

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2020	December 31, 2019
Assets

Current Assets
Cash and cash equivalents	$15	$12
Accounts receivable (less reserve: 2020, $1; 2019, $1)
Customer	151	139
Other	38	27
Unbilled revenues (less reserve: 2020, $1; 2019, $0)	73	88
Fuel, materials and supplies	117	128
Prepayments	16	14
Regulatory assets	31	16
Other current assets	—	1
Total Current Assets	441	425

Property, Plant and Equipment
Regulated utility plant	8,673	8,262
Less: accumulated depreciation - regulated utility plant	1,644	1,507
Regulated utility plant, net	7,029	6,755
Construction work in progress	369	496
Property, Plant and Equipment, net	7,398	7,251

Other Noncurrent Assets
Regulatory assets	382	386
Goodwill	607	607
Other intangibles	27	28
Other noncurrent assets	125	128
Total Other Noncurrent Assets	1,141	1,149

Total Assets	$8,980	$8,825

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2020	December 31, 2019
Liabilities and Equity

Current Liabilities
Short-term debt	$139	$150
Long-term debt due within one year	132	500
Accounts payable	109	121
Accounts payable to affiliates	39	52
Customer deposits	32	31
Taxes	27	26
Regulatory liabilities	12	17
Interest	43	20
Asset retirement obligations	30	46
Other current liabilities	45	51
Total Current Liabilities	608	1,014

Long-term Debt	2,485	2,123

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	828	792
Investment tax credits	89	90
Asset retirement obligations	100	96
Regulatory liabilities	1,076	1,090
Other deferred credits and noncurrent liabilities	50	46
Total Deferred Credits and Other Noncurrent Liabilities	2,143	2,114

Commitments and Contingent Liabilities (Notes 7 and 11)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,827	2,729
Earnings reinvested	609	537
Total Equity	3,744	3,574

Total Liabilities and Equity	$8,980	$8,825

(a)80,000 shares authorized; 37,818 shares issued and outstanding at September 30, 2020 and December 31, 2019.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
June 30, 2020	37,818	$308	$2,766	$581	$3,655
Net income				84	84
Capital contributions from parent			61		61
Cash dividends declared on common stock				(56)	(56)
September 30, 2020	37,818	$308	$2,827	$609	$3,744

December 31, 2019	37,818	$308	$2,729	$537	$3,574
Net income				217	217
Capital contributions from parent			98		98
Cash dividends declared on common stock				(145)	(145)
September 30, 2020	37,818	$308	$2,827	$609	$3,744

June 30, 2019	37,818	$308	$2,729	$524	$3,561
Net income				95	95
Cash dividends declared on common stock				(76)	(76)
September 30, 2019	37,818	$308	$2,729	$543	$3,580

December 31, 2018	37,818	$308	$2,661	$473	$3,442
Net income				237	237
Capital contributions from parent			68		68
Cash dividends declared on common stock				(167)	(167)
September 30, 2019	37,818	$308	$2,729	$543	$3,580

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

Combined Notes to Condensed Financial Statements (Unaudited)

Index to Combined Notes to Condensed Financial Statements

The notes to the condensed financial statements that follow are a combined presentation. The following list indicates the Registrants to which the notes apply:

Registrant
	PPL	PPL Electric	LKE	LG&E	KU
1. Interim Financial Statements	x	x	x	x	x
2. Summary of Significant Accounting Policies	x	x	x	x	x
3. Segment and Related Information	x	x	x	x	x
4. Revenue from Contracts with Customers	x	x	x	x	x
5. Earnings Per Share	x
6. Income Taxes	x	x	x	x	x
7. Utility Rate Regulation	x	x	x	x	x
8. Financing Activities	x	x	x	x	x
9. Acquisitions, Development and Divestitures	x
10. Defined Benefits	x	x	x	x	x
11. Commitments and Contingencies	x	x	x	x	x
12. Related Party Transactions		x	x	x	x
13. Other Income (Expense) - net	x	x
14. Fair Value Measurements	x	x	x	x	x
15. Derivative Instruments and Hedging Activities	x	x	x	x	x
16. Asset Retirement Obligations	x		x	x	x
17. Accumulated Other Comprehensive Income (Loss)	x		x

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2019 is derived from that Registrant's 2019 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2019 Form 10-K. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

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

Restricted Cash and Cash Equivalents (PPL and PPL Electric)

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the Balance Sheets that sum to the total of the same amounts shown on the Statements of Cash Flows:

	PPL		PPL Electric
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Cash and cash equivalents	$746	$815	$26	$262
Restricted cash - current (a)	3	3	2	2
Restricted cash - noncurrent (a)	20	18	—	—
Total Cash, Cash Equivalents and Restricted Cash	$769	$836	$28	$264

(a)Bank deposits and other cash equivalents that are restricted by agreement or that have been clearly designated for a specific purpose are classified as restricted cash. On the Balance Sheets, the current portion of restricted cash is included in "Other current assets," while the noncurrent portion is included in "Other noncurrent assets."

Current Expected Credit Losses

(All Registrants)

Financing receivable collectability is evaluated using a combination of factors, including past due status based on contractual terms, trends in write-offs and the age of the receivable. Specific events, such as bankruptcies, are also considered when applicable. Adjustments to the reserve for credit losses are made when necessary based on the results of analysis, the aging of receivables and historical and industry trends. The Registrants periodically evaluate the impact of observable external factors on the collectability of the financing receivables to determine if adjustments to the reserve for credit losses should be made based on current conditions or reasonable and supportable forecasts.

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

(All Registrants)

The following table shows changes in the allowance for credit losses for the nine months ended September 30, 2020:

	Balance at Beginning of Period (a)	Charged to Income	Deductions (b)	Balance at End of Period
PPL
Accounts Receivable - Customer and Unbilled Revenue	$30	$22	$9	$43
Other (c)	27	2	—	29

	Balance at Beginning of Period (a)	Charged to Income	Deductions (b)	Balance at End of Period
PPL Electric
Accounts Receivable - Customer and Unbilled Revenue	$25	$12	$3	$34
Other	1	1	—	2

LKE
Accounts Receivable - Customer and Unbilled Revenue	$2	$7	$5	$4
Other (c)	26	1	—	27

LG&E
Accounts Receivable - Customer and Unbilled Revenue	$1	$4	$3	$2

KU
Accounts Receivable - Customer and Unbilled Revenue	$1	$3	$2	$2

(a)Reflects cumulative-effect adjustment upon adoption of current expected credit loss guidance.
(b)Primarily related to uncollectible accounts receivable written off.
(c)Primarily related to receivables at WKE, which are fully reserved.

Asset Impairment (Excluding Investments)

(PPL, LKE, LG&E and KU)

PPL, LKE, LG&E and KU review goodwill for impairment at the reporting unit level annually or more frequently when events or circumstances indicate that the carrying amount of a reporting unit may be greater than the unit's fair value. PPL's, LKE's, LG&E's and KU's reporting units are primarily at the operating segment level.

During the three month period ended March 31, 2020, PPL, LKE, LG&E and KU considered whether the economic events associated with COVID-19, which resulted in PPL’s shares experiencing volatility and a decrease in market value, would more likely than not reduce the fair value of the Registrants’ reporting units below their carrying amounts. See "Risks and Uncertainties" in Note 11 for additional information about COVID-19. Based on our assessment, a quantitative impairment test was not required for the LKE, LG&E and KU reporting units, but was required for the U.K. Regulated segment reporting unit, the allocated goodwill of which was $2.5 billion at March 31, 2020. The test did not indicate impairment of the reporting unit.

During the three month periods ended June 30, 2020 and September 30, 2020, no goodwill impairment triggers were identified. However, an impairment charge could occur in future periods if PPL’s share price or any of the assumptions used in determining fair value of the reporting units are negatively impacted.

(PPL)

On August 10, 2020, PPL announced that it is initiating a formal process to sell its U.K. utility business. As a result of the potential sale, PPL assessed the recoverability of the assets of its U.K. utility business. See Note 9 for additional information.

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

3. Segment and Related Information

(PPL)

See Note 2 in PPL's 2019 Form 10-K for a discussion of reportable segments and related information.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the periods ended September 30 are as follows:

	Three Months		Nine Months
	2020	2019	2020	2019
Operating Revenues from external customers
U.K. Regulated	$485	$491	$1,575	$1,615
Kentucky Regulated	806	844	2,331	2,421
Pennsylvania Regulated	586	590	1,748	1,756
Corporate and Other	8	8	24	23
Total	$1,885	$1,933	$5,678	$5,815

Net Income
U.K. Regulated (a)	$55	$236	$574	$784
Kentucky Regulated	129	150	330	364
Pennsylvania Regulated	135	118	371	333
Corporate and Other	(38)	(29)	(96)	(99)
Total	$281	$475	$1,179	$1,382

(a)Includes unrealized gains and losses from hedging foreign currency economic activity. See Note 15 for additional information.

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated Balance Sheets as of:

	September 30, 2020	December 31, 2019
Assets
U.K. Regulated (a) (b)	$19,183	$17,622
Kentucky Regulated	15,754	15,597
Pennsylvania Regulated	12,225	11,918
Corporate and Other (c)	762	543
Total	$47,924	$45,680

(a)Includes $14.2 billion and $13.2 billion of net PP&E as of September 30, 2020 and December 31, 2019. WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP.

(b)Includes $2.6 billion and $2.5 billion of goodwill as of September 30, 2020 and December 31, 2019. The change is due to the effect of foreign currency exchange rates.
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

	2020 Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$1,885	$586	$806	$363	$452
Revenues derived from:
Alternative revenue programs (b)	(1)	(5)	4	2	2
Other (c)	(5)	—	(4)	(2)	(2)
Revenues from Contracts with Customers	$1,879	$581	$806	$363	$452

	2019 Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$1,933	$590	$844	$382	$466
Revenues derived from:
Alternative revenue programs (b)	8	2	6	4	2
Other (c)	(11)	(3)	(6)	(3)	(3)
Revenues from Contracts with Customers	$1,930	$589	$844	$383	$465

	2020 Nine Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$5,678	$1,748	$2,331	$1,092	$1,272
Revenues derived from:
Alternative revenue programs (b)	(12)	(6)	(6)	(2)	(4)
Other (c)	(22)	(3)	(14)	(6)	(8)
Revenues from Contracts with Customers	$5,644	$1,739	$2,311	$1,084	$1,260

	2019 Nine Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$5,815	$1,756	$2,421	$1,126	$1,322
Revenues derived from:
Alternative revenue programs (b)	(18)	(4)	(14)	(1)	(13)
Other (c)	(30)	(8)	(16)	(7)	(9)
Revenues from Contracts with Customers	$5,767	$1,744	$2,391	$1,118	$1,300

(a)PPL includes $485 million and $1,575 million for the three and nine months ended September 30, 2020 and $491 million and $1,615 million for the three and nine months ended September 30, 2019 of revenues from external customers reported by the U.K. Regulated segment. PPL Electric and LKE represent revenues from external customers reported by the Pennsylvania Regulated and Kentucky Regulated segments. See Note 3 for additional information.

(b)Alternative revenue programs include the transmission formula rate for PPL Electric, the ECR and DSM programs for LG&E and KU, the GLT program for LG&E, and the generation formula rate for KU. This line item shows the over/under collection of these rate mechanisms with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts.
(c)Represents additional revenues outside the scope of revenues from contracts with customers, such as lease and other miscellaneous revenues.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended September 30.

	2020 Three Months
	PPL (d)	PPL Electric (d)	LKE	LG&E	KU
Licensed energy suppliers (a)	$440	$—	$—	$—	$—
Residential	651	303	348	173	175
Commercial	310	79	231	112	119
Industrial	156	13	143	47	96
Other (b)	130	12	66	28	38
Wholesale - municipality	7	—	7	—	7
Wholesale - other (c)	11	—	11	3	17
Transmission	174	174	—	—	—
Revenues from Contracts with Customers	$1,879	$581	$806	$363	$452

	2019 Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$454	$—	$—	$—	$—
Residential	708	352	356	177	179
Commercial	346	97	249	123	126
Industrial	164	16	148	47	101
Other (b)	128	12	73	31	42
Wholesale - municipality	6	—	6	—	6
Wholesale - other (c)	12	—	12	5	11
Transmission	112	112	—	—	—
Revenues from Contracts with Customers	$1,930	$589	$844	$383	$465

	2020 Nine Months
	PPL (d)	PPL Electric (d)	LKE	LG&E	KU
Licensed energy suppliers (a)	$1,472	$—	$—	$—	$—
Residential	1,948	937	1,011	509	502
Commercial	896	234	662	336	326
Industrial	434	33	401	130	271
Other (b)	354	38	194	84	110
Wholesale - municipality	15	—	15	—	15
Wholesale - other (c)	28	—	28	25	36
Transmission	497	497	—	—	—
Revenues from Contracts with Customers	$5,644	$1,739	$2,311	$1,084	$1,260

	2019 Nine Months
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$1,520	$—	$—	$—	$—
Residential	2,058	1,060	998	504	494
Commercial	967	279	688	352	336
Industrial	470	48	422	134	288
Other (b)	360	39	209	93	116
Wholesale - municipality	38	—	38	—	38
Wholesale - other (c)	36	—	36	35	28
Transmission	318	318	—	—	—
Revenues from Contracts with Customers	$5,767	$1,744	$2,391	$1,118	$1,300

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

As discussed in Note 2 in PPL's 2019 Form 10-K, PPL segments its business by geographic location. Revenues from external customers for each segment/geographic location are reconciled to revenues from contracts with customers in the footnotes to the tables above. PPL Electric's revenues from contracts with customers are further disaggregated by distribution and transmission, which were $407 million and $174 million for the three months ended September 30, 2020 and $1.2 billion and $497 million for the nine months ended September 30, 2020. PPL Electric's revenue from contracts with customers disaggregated by distribution and transmission were $477 million and $112 million for the three months ended September 30, 2019 and $1.4 billion and $318 million for the nine months ended September 30, 2019.

Contract receivables from customers are primarily included in "Accounts receivable - Customer" and "Unbilled revenues" on the Balance Sheets.

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the periods ended September 30.

	Three Months		Nine Months
	2020	2019	2020	2019
PPL	$8	$11	$22	$22
PPL Electric	3	8	12	14
LKE	4	2	7	5
LG&E	3	1	4	2
KU	1	1	3	3

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers.

	PPL	PPL Electric	LKE	LG&E	KU
Contract liabilities at December 31, 2019	$44	$21	$9	$5	$4
Contract liabilities at September 30, 2020	40	18	9	5	4
Revenue recognized during the nine months ended September 30, 2020 that was included in the contract liability balance at December 31, 2019	28	9	9	5	4

Contract liabilities at December 31, 2018	$42	$23	$9	$5	$4
Contract liabilities at September 30, 2019	42	19	9	5	4
Revenue recognized during the nine months ended September 30, 2019 that was included in the contract liability balance at December 31, 2018	31	11	9	5	4

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

At September 30, 2020, PPL had $40 million of performance obligations attributable to Corporate and Other that have not been satisfied. Of this amount, PPL expects to recognize approximately $40 million within the next 12 months.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended September 30 used in the EPS calculation are:

	Three Months		Nine Months
	2020	2019	2020	2019
Income (Numerator)
Net income	$281	$475	$1,179	$1,382
Less amounts allocated to participating securities	—	—	1	2
Net income available to PPL common shareowners - Basic and Diluted	$281	$475	$1,178	$1,380

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	768,786	722,259	768,502	721,693
Add incremental non-participating securities:
Share-based payment awards	874	1,106	768	1,009
Forward sale agreements	—	7,786	—	7,975
Weighted-average shares - Diluted EPS	769,660	731,151	769,270	730,677

Basic EPS
Net Income available to PPL common shareowners	$0.37	$0.66	$1.53	$1.91

Diluted EPS
Net Income available to PPL common shareowners	$0.37	$0.65	$1.53	$1.89

For the periods ended September 30, PPL issued common stock related to stock-based compensation plans and the DRIP as follows (in thousands):

	Three Months		Nine Months
	2020	2019	2020	2019
Stock-based compensation plans	14	38	621	680
DRIP	—	430	943	1,305

For the periods ended September 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Nine Months
	2020	2019	2020	2019
Stock-based compensation awards	364	—	595	—

6. Income Taxes

Reconciliations of income tax expense (benefit) for the periods ended September 30 are as follows.

(PPL)
	Three Months		Nine Months
	2020	2019	2020	2019
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$103	$125	$336	$359
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	15	13	39	34
Valuation allowance adjustments	7	7	20	21
Impact of lower U.K. income tax rates	2	(6)	(18)	(20)
Impact of the U.K. Finance Acts on deferred tax balances (a)	104	(5)	101	(8)
Depreciation and other items not normalized	—	(2)	(4)	(5)
Amortization of excess deferred federal and state income taxes	(11)	(9)	(34)	(30)
Federal and state income tax return adjustments	(9)	—	(9)	1
Interest benefit on U.K. financing entities	(3)	(3)	(8)	(9)
Officers compensation disallowance	1	—	5	2
Kentucky recycling credit, net of federal income tax expense (b)	—	—	—	(20)
Other	—	(2)	(5)	3
Total increase (decrease)	106	(7)	87	(31)
Total income tax expense (benefit)	$209	$118	$423	$328

(a) The U.K. corporation tax rate was scheduled to be reduced from 19% to 17%, effective April 1, 2020. On March 11, 2020, the U.K. Finance Act 2020 included a cancellation of the tax rate reduction to 17%, thereby maintaining the corporation tax rate at 19%. The Finance Act 2020 was formally enacted on July 22, 2020. The primary impact of the cancellation of the corporation tax rate reduction was an increase in deferred tax liabilities and a corresponding deferred tax expense of $106 million.
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

(PPL Electric)
	Three Months		Nine Months
	2020	2019	2020	2019
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$37	$33	$104	$94
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	14	13	39	36
Federal and state income tax return adjustments	(4)	—	(4)	1
Depreciation and other items not normalized	—	(2)	(4)	(5)
Amortization of excess deferred federal and state income taxes	(4)	(4)	(12)	(12)
Other	1	—	2	—
Total increase (decrease)	7	7	21	20
Total income tax expense (benefit)	$44	$40	$125	$114

(LKE)
	Three Months		Nine Months
	2020	2019	2020	2019
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$35	$42	$92	$98
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	7	8	17	18
Amortization of investment tax credit	(1)	(1)	(2)	(2)
Valuation allowance adjustments (a)	—	—	—	3
Amortization of excess deferred federal and state income taxes	(7)	(5)	(20)	(17)
Federal and state income tax return adjustments	(5)	1	(5)	1
Kentucky recycling credit, net of federal income tax expense (a)	—	—	—	(20)
Other	2	(2)	—	(3)
Total increase (decrease)	(4)	1	(10)	(20)
Total income tax expense (benefit)	$31	$43	$82	$78

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

(LG&E)
	Three Months		Nine Months
	2020	2019	2020	2019
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$18	$21	$50	$50
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	4	9	9
Valuation allowance adjustments (a)	—	—	—	15
Amortization of excess deferred federal and state income taxes	(3)	(2)	(8)	(7)
Federal and state income tax return adjustments	(2)	1	(2)	1
Kentucky recycling credit, net of federal income tax expense (a)	—	—	—	(15)
Other	—	(2)	(2)	(2)
Total increase (decrease)	(2)	1	(3)	1
Total income tax expense (benefit)	$16	$22	$47	$51

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

(KU)
	Three Months		Nine Months
	2020	2019	2020	2019
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$22	$25	$56	$63
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	5	11	12
Valuation allowance adjustments (a)	—	—	—	5
Amortization of excess deferred federal and state income taxes	(4)	(3)	(12)	(10)
Federal and state income tax return adjustments	(3)	—	(3)	—
Kentucky recycling credit, net of federal income tax expense (a)	—	—	—	(5)
Other	—	(1)	(2)	(3)
Total increase (decrease)	(3)	1	(6)	(1)
Total income tax expense (benefit)	$19	$26	$50	$62

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

Other

2020 TCJA Regulatory Update (All Registrants)

In July 2020, the IRS issued final and new proposed regulations relating to limitations on interest deductibility for tax purposes. The Registrants will apply the final regulations beginning in the 2021 tax year. The proposed regulations will apply in the year in which the regulations are issued in final form, which is expected to be in 2021 or later. The Registrants are evaluating the final and proposed regulations, but do not expect the regulations to have a material impact on the Registrants’ financial condition or results of operations.

7. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Current Regulatory Assets:
Plant outage costs	$44	$32	$—	$—
Gas supply clause	4	8	—	—
Smart meter rider	17	13	17	13
Transmission formula rate	9	3	9	3
Transmission service charge	2	10	2	10
Other	6	1	—	—
Total current regulatory assets (a)	$82	$67	$28	$26

Noncurrent Regulatory Assets:
Defined benefit plans	$750	$800	$450	$467
Storm costs	27	39	9	15
Unamortized loss on debt	33	41	11	18
Interest rate swaps	26	22	—	—
Terminated interest rate swaps	77	81	—	—
Accumulated cost of removal of utility plant	237	220	237	220
AROs	297	279	—	—
Act 129 compliance rider	—	6	—	6
Other	3	4	1	—
Total noncurrent regulatory assets	$1,450	$1,492	$708	$726

	PPL		PPL Electric
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Current Regulatory Liabilities:
Generation supply charge	$23	$23	$23	$23
Environmental cost recovery	6	5	—	—
Universal service rider	14	9	14	9
Fuel adjustment clause	8	8	—	—
TCJA customer refund	21	61	21	59
Storm damage expense rider	7	5	7	5
Act 129 compliance rider	8	—	8	—
Other	3	4	—	—
Total current regulatory liabilities	$90	$115	$73	$96

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$648	$640	$—	$—
Power purchase agreement - OVEC	45	51	—	—
Net deferred taxes	1,705	1,756	565	588
Defined benefit plans	59	51	17	11
Terminated interest rate swaps	66	68	—	—
Other	20	6	—	—
Total noncurrent regulatory liabilities	$2,543	$2,572	$582	$599

	LKE		LG&E		KU
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Current Regulatory Assets:
Plant outage costs	$44	$32	$14	$16	$30	$16
Gas supply clause	4	8	4	8	—	—
Other	6	1	5	1	1	—
Total current regulatory assets	$54	$41	$23	$25	$31	$16

Noncurrent Regulatory Assets:
Defined benefit plans	$300	$333	$179	$206	$121	$127
Storm costs	18	24	11	14	7	10
Unamortized loss on debt	22	23	13	14	9	9
Interest rate swaps	26	22	26	22	—	—
Terminated interest rate swaps	77	81	45	47	32	34
AROs	297	279	85	76	212	203
Other	2	4	1	1	1	3
Total noncurrent regulatory assets	$742	$766	$360	$380	$382	$386

	LKE		LG&E		KU
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Current Regulatory Liabilities:
Environmental cost recovery	$6	$5	$2	$1	$4	$4
Demand side management	2	3	1	1	1	2
Fuel adjustment clause	8	8	2	—	6	8
Other	1	3	—	—	1	3
Total current regulatory liabilities	$17	$19	$5	$2	$12	$17

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$648	$640	$271	$266	$377	$374
Power purchase agreement - OVEC	45	51	31	35	14	16
Net deferred taxes	1,140	1,168	532	544	608	624
Defined benefit plans	42	40	—	—	42	40
Terminated interest rate swaps	66	68	33	34	33	34
Other	20	6	18	4	2	2
Total noncurrent regulatory liabilities	$1,961	$1,973	$885	$883	$1,076	$1,090

(a)For PPL, these amounts are included in "Other current assets" on the Balance Sheets.

Regulatory Matters

Kentucky Activities

Rate Case Proceedings

(PPL, LKE, LG&E and KU)

On October 23, 2020, LG&E and KU filed notices of intent with the KPSC to file applications for proposed adjustments of general electric and gas rates on or after November 25, 2020. The applications will also include requests for a CPCN to deploy Advanced Metering Infrastructure and other matters. LG&E and KU cannot predict the outcome of these potential proceedings.

ECR Filings (PPL, LKE, LG&E and KU)

On March 31, 2020, LG&E and KU submitted applications to the KPSC for ECR rate treatment regarding upcoming environmental construction projects relating to the EPA's regulations addressing ELGs. The construction projects are expected to begin in 2021 and continue through 2024 and are estimated to cost approximately $405 million ($153 million at LG&E and $252 million at KU). The applications requested an authorized 9.725% return on equity with respect to these projects consistent with the 2018 Kentucky rate cases approved in April 2019. On September 29, 2020, the KPSC issued orders approving the ECR applications, permitting an authorized return on equity of 9.2% for the applicable projects.

Pennsylvania Activities

Act 129 (PPL and PPL Electric)

The Pennsylvania Public Utility Code requires electric distribution companies, including PPL Electric, to act as a DSP, which provides electricity generation supply service to customers pursuant to a PUC-approved default service procurement plan. A DSP is able to recover the costs associated with its default service procurement plan.

In March 2020, PPL Electric filed a Petition for Approval of a new default service program and procurement plan with the PUC for the period June 1, 2021 through May 31, 2025. Hearings were held in August 2020. In October 2020, the Administrative Law Judge made a recommended decision which remains pending before the PUC. PPL Electric cannot predict the outcome of this proceeding.

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

On July 10, 2020, PPL Electric filed its Answer and supporting Testimony to the PPLICA filings arguing that the FERC should deny the original and amended complaints as they are without merit and fail to demonstrate the existing base ROE is unjust and unreasonable. In addition, PPL Electric contended any refund effective date should be set for no earlier than June 10, 2020 and PPLICA's proposed replacement ROE should be rejected.

On October 15, 2020, the FERC issued an order on the PPLICA complaints which established hearing and settlement procedures, set a refund effective date of May 21, 2020 and granted the motions to intervene. PPL Electric continues to believe its ROE is just and reasonable and that it has meritorious defenses against the original and amended complaints. At this time, PPL Electric cannot predict the outcome of this matter or the range of possible losses, if any, that may be incurred. However, revenue earned from May 21, 2020 through the settlement of this matter may be subject to refund. A change of 50 basis points to the base ROE would impact PPL Electric's net income by approximately $12 million on an annual basis.

FERC Transmission Rate Filing

(PPL, LKE, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. Due to the development of robust, accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. In March 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, subject to FERC review and approval. In July 2019, LG&E and KU proposed their transition mechanism to the FERC and in September 2019, the FERC rejected the proposed transition mechanism and issued a separate order providing clarifications of certain aspects of the March order. In October 2019, LG&E and KU filed requests for rehearing and clarification on the two September orders. In September 2020, FERC issued its orders in the rehearing process that modified the discussion in, and set aside portions of, the September 2019 orders including adjusting factors impacting the proposed transition mechanism. In October 2020, both LG&E and KU and other parties filed separate motions for rehearing and clarification regarding FERC’s September 2020 orders. A FERC decision on these rehearing requests is expected by November 18, 2020. Certain other petitions for review of the FERC's orders have been filed by multiple parties, including LG&E and KU, with the D.C. Circuit Court of Appeals. LG&E and KU cannot predict the outcome of these proceedings. LG&E and KU currently receive recovery of waivers and credits provided through other rate mechanisms.

(PPL and PPL Electric)

In April 2020, PPL Electric filed its annual transmission formula rate update with the FERC, reflecting a revised revenue requirement that took effect in June 2020.

Other

Purchase of Receivables Program (PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for credit losses. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During the three and nine months ended September 30, 2020, PPL Electric purchased $303 million and $854 million of accounts receivable from alternative suppliers. During the three and nine months ended September 30, 2019, PPL Electric purchased $308 million and $927 million of accounts receivable from alternative suppliers.

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

	September 30, 2020					December 31, 2019
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
U.K.
WPD plc
Syndicated Credit Facility (a)	Jan. 2023	£210	£150	£—	£58	£155	£—
WPD (South West)
Syndicated Credit Facility (b)	May 2023	220	118	—	102	40	—
WPD (South Wales)
Syndicated Credit Facility	May 2023	125	—	—	125	—	—
WPD (East Midlands)
Syndicated Credit Facility	May 2023	250	—	—	250	—	—
WPD (West Midlands)
Syndicated Credit Facility (c)	May 2023	250	64	—	186	48	—
Uncommitted Credit Facilities		100	—	4	96	—	4
Total U.K. Credit Facilities (d)		£1,155	£332	£4	£817	£243	£4
U.S.
PPL Capital Funding
Syndicated Credit Facility	Jan. 2024	$1,450	$—	$—	$1,450	$—	$450
Term Loan Credit Facility	Mar. 2021	200	200	—	—	—	—
Bilateral Credit Facility	Mar. 2021	50	—	—	50	—	—
Bilateral Credit Facility	Mar. 2021	50	—	15	35	—	15
Term Loan Credit Facility	Mar. 2021	100	100	—	—	—	—
Term Loan Credit Facility	Mar. 2022	100	100	—	—	—	—
Total PPL Capital Funding Credit Facilities		$1,950	$400	$15	$1,535	$—	$465

	September 30, 2020					December 31, 2019
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued

PPL Electric
Syndicated Credit Facility	Jan. 2024	$650	$—	$281	$369	$—	$1

LG&E
Syndicated Credit Facility	Jan. 2024	$500	$—	$206	$294	$—	$238
Total LG&E Credit Facilities		$500	$—	$206	$294	$—	$238

KU
Syndicated Credit Facility	Jan. 2024	$400	$—	$139	$261	$—	$150
Total KU Credit Facilities		$400	$—	$139	$261	$—	$150

(a)    The amounts borrowed at September 30, 2020 and December 31, 2019 were USD-denominated borrowings of $200 million for both periods, which bore interest at 0.98% and 2.52%. The interest rates on the borrowings are equal to one-month USD LIBOR plus a margin. The unused capacity reflects the amounts borrowed in GBP of £152 million as of the date borrowed.
(b)    The amounts borrowed at September 30, 2020 and December 31, 2019 were GBP-denominated borrowings which equated to $158 million and $51 million and bore interest at 0.56% and 1.09%. The interest rate on the borrowing are equal to one-month GBP LIBOR plus a margin.
(c)    The amounts borrowed at September 30, 2020 and December 31, 2019 were GBP-denominated borrowings which equated to $86 million and $62 million and bore interest at 0.56% and 1.11%. The interest rates on the borrowings are equal to one-month GBP LIBOR plus a margin.
(d)    At September 30, 2020, the unused capacity under the U.K. credit facilities was $1.1 billion.

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

(All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	September 30, 2020				December 31, 2019
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding	—%	$1,500	$—	$1,500	2.13%	$450
PPL Electric	0.16%	650	280	370		—
LG&E	0.20%	350	206	144	2.07%	238
KU	0.19%	350	139	211	2.02%	150
Total		$2,850	$625	$2,225		$838

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

In October 2020, WPD (South Wales) issued £250 million of 1.625% Senior Notes due 2035. WPD (South Wales) received proceeds of £247 million which equated to $319 million at the time of issuance, net of fees and a discount. The proceeds will be used to repay the £150 million of 9.25% Notes due in November 2020 and for general corporate purposes.

(PPL and PPL Electric)

In October 2020, PPL Electric issued $250 million of First Mortgage Bonds, Floating Rate Series due 2023. PPL Electric received proceeds of $249 million, net of discounts and underwriting fees, which will be used to repay short-term debt and for general corporate purposes.

In October 2020, the Pennsylvania Economic Development Financing Authority (PEDFA) remarketed $90 million of Pollution Control Revenue Refunding Bonds, Series 2008 (PPL Electric Utilities Corporation Project) due 2023, previously issued on behalf of PPL Electric. The bonds were remarketed at a long-term rate and will bear interest at 0.40% through their maturity date of October 1, 2023.

(PPL and LKE)

In August 2020, LKE redeemed $475 million of 3.75% senior notes due November 2020.

(PPL, LKE and LG&E)

In September 2020, the County of Trimble, Kentucky remarketed $125 million of Pollution Control Revenue Refunding Bonds, 2016 Series A due 2044 previously issued on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 1.30% through their mandatory purchase date of September 1, 2027.

In September 2020, the Louisville/Jefferson County Metro Government of Kentucky remarketed $23 million of Pollution Control Revenue Bonds, 2001 Series A due 2026 on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 0.90% through their maturity date of September 1, 2026.

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

In August 2020, KU redeemed $500 million of 3.25% First Mortgage Bonds due November 2020.

Equity Securities

ATM Program

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program, including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the nine months ended September 30, 2020.

Distributions

In August 2020, PPL declared a quarterly common stock dividend, payable October 1, 2020, of 41.5 cents per share (equivalent to $1.66 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

9. Acquisitions, Development and Divestitures

(PPL)

On August 10, 2020, PPL announced that it has initiated a formal process to sell its U.K. utility business. PPL noted that there can be no assurance of any specific outcome, including whether the sale process will result in the completion of any potential transaction, the timing or terms thereof, the value or benefits that may be realized or the effect that any potential transaction will have on future financial results.

As a result of the potential sale, PPL assessed the recoverability of the assets of its U.K. utility business. PPL prepared a probability-weighted undiscounted cash flow estimate as of September 30, 2020 that considered the likelihood of the possible outcomes of the sale process, including the possibility of not selling the U.K. utility business. The resulting cash flow analysis exceeded the carrying value of the assets of the U.K. utility business. A change in the possible outcomes of the sale process could result in the carrying value of the assets of the U.K. utility business not being recoverable, which could result in an impairment in future periods. The U.K. utility business will continue to be classified as held and used until it meets the criteria to be classified as held for sale, which includes management obtaining a commitment to a plan to sell from its Board of Directors.

Should the U.K. utility business meet the criteria to be classified as held for sale in a future period, PPL will be required at that time to compare the estimated fair value of its investment in the U.K. utility business, less costs to sell, to its carrying value for impairment purposes. The measurement of PPL’s carrying value of the U.K. utility business will include the realization of accumulated other comprehensive losses, which could arise from currency translation adjustments and defined benefit plans associated with the U.K. utility business.

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

	Pension Benefits
	Three Months				Nine Months
	U.S.		U.K.		U.S.		U.K.
	2020	2019	2020	2019	2020	2019	2020	2019
PPL
Service cost	$14	$13	$22	$17	$42	$38	$66	$51
Interest cost	35	41	36	45	109	123	107	140
Expected return on plan assets	(62)	(62)	(155)	(144)	(185)	(184)	(464)	(442)
Amortization of:
Prior service cost	3	2	1	1	7	6	1	1
Actuarial loss	23	15	52	22	67	42	158	69
Net periodic defined benefit costs (credits) before settlements	13	9	(44)	(59)	40	25	(132)	(181)
Settlements (a)	13	—	—	—	13	1	—	—
Net periodic defined benefit costs (credits)	$26	$9	$(44)	$(59)	$53	$26	$(132)	$(181)

(a)Due to the amount of lump sum payment distributions from the LKE qualified pension plan, an estimated settlement charge of $13 million for the three and nine months ended September 30, 2020 was incurred. In accordance with existing regulatory accounting treatment, LG&E and KU have primarily maintained the settlement charge in regulatory assets to be amortized over fifteen years. The portion of the settlement attributed to LKE's unregulated operations has been charged to expense.

	Pension Benefits
	Three Months		Nine Months
	2020	2019	2020	2019
LKE
Service cost	$6	$5	$18	$16
Interest cost	14	16	43	49
Expected return on plan assets	(25)	(25)	(75)	(76)
Amortization of:
Prior service cost	2	2	6	6
Actuarial loss (a)	11	7	30	17
Net periodic defined benefit costs (credits) before settlements	8	5	22	12
Settlements (b)	13	—	13	—
Net periodic defined benefit costs (credits) (c)	$21	$5	$35	$12

(a)    As a result of treatment approved by the KPSC, the difference between actuarial loss calculated in accordance with LKE's accounting policy and actuarial loss calculated using a 15-year amortization period was $3 million and $9 million for the three and nine months ended September 30, 2020 and $2 million and $3 million for the three and nine months ended September 30, 2019. This difference is recorded as a regulatory asset.
(b) Due to the amount of lump sum payment distributions from the LKE qualified pension plan, an estimated settlement charge of $13 million for the three and nine months ended September 30, 2020 was incurred. In accordance with existing regulatory accounting treatment, LG&E and KU have primarily maintained the settlement charge in regulatory assets to be amortized over fifteen years. The portion of the settlement attributed to LKE's unregulated operations has been charged to expense.
(c)     Due to the amount of lump sum payment distributions from the LG&E qualified pension plan, a settlement charge of $5 million for the three and nine months ended September 30, 2019 was incurred. In accordance with existing regulatory accounting treatment, LG&E maintained the settlement charge in regulatory assets. The amount is being amortized over fifteen years.

	Pension Benefits
	Three Months	Nine Months
	2019 (a)	2019 (a)
LG&E
Service cost	$—	$1
Interest cost	2	8
Expected return on plan assets	(5)	(16)
Amortization of:
Prior service cost	1	4
Actuarial loss (b)	4	7
Net periodic defined benefit costs (c)	$2	$4

(a)    The pension plans sponsored by LKE and LG&E were merged effective January 1, 2020 into the LG&E and KU Pension Plan, sponsored by LKE.
(b) As a result of treatment approved by the KPSC, the difference between actuarial loss calculated in accordance with LG&E's accounting policy and actuarial loss calculated using a 15-year amortization period was $1 million and $2 million for the three and nine months ended September 30, 2019. This difference is recorded as a regulatory asset.
(c) Due to the amount of lump sum payment distributions from the LG&E qualified pension plan, a settlement charge of $5 million for the three and nine months ended September 30, 2019 was incurred. In accordance with existing regulatory accounting treatment, LG&E maintained the settlement charge in regulatory assets. The amount is being amortized over fifteen years.

	Other Postretirement Benefits
	Three Months		Nine Months
	2020	2019	2020	2019
PPL
Service cost	$2	$2	$5	$4
Interest cost	4	5	14	16
Expected return on plan assets	(5)	(5)	(16)	(14)
Amortization of:
Prior service cost	—	—	1	—
Actuarial loss	—	1	—	1
Net periodic defined benefit costs	$1	$3	$4	$7

LKE
Service cost	$1	$1	$3	$3
Interest cost	2	2	6	6
Expected return on plan assets	(2)	(2)	(7)	(6)
Amortization of:
Prior service cost	1	—	1	1
Actuarial gain	(1)	—	(1)	(1)
Net periodic defined benefit costs	$1	$1	$2	$3

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

	Three Months		Nine Months
	2020	2019	2020	2019
PPL Electric	$3	$3	$9	$8
LG&E (a)	9	1	14	3
KU	4	—	5	—

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

Cash Flows - U.S. Pension Plans

(PPL, LKE and LG&E)

During the nine months ended September 30, 2020, LKE contributed $22 million to its pension plans. LKE anticipates making $23 million in additional contributions in the fourth quarter of 2020.

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

Talen Montana Retirement Plan and Talen Energy Marketing, LLC, Individually and on Behalf of All Others Similarly Situated v. PPL Corporation et al.

On October 29, 2018, Talen Montana Retirement Plan and Talen Energy Marketing filed a putative class action complaint on behalf of current and contingent creditors of Talen Montana who allegedly suffered harm or allegedly will suffer reasonably foreseeable harm as a result of a November 2014 distribution of proceeds from the sale of then-PPL Montana's hydroelectric generating facilities. The action was filed in the Sixteenth Judicial District of the State of Montana, Rosebud County, against PPL and certain of its affiliates and current and former officers and directors (Talen Putative Class Action). Plaintiff asserts claims for, among other things, fraudulent transfer, both actual and constructive; recovery against subsequent transferees; civil conspiracy; aiding and abetting tortious conduct; and unjust enrichment. Plaintiff is seeking avoidance of the purportedly fraudulent transfer, unspecified damages, including punitive damages, the imposition of a constructive trust, and other relief. In December 2018, PPL removed the Talen Putative Class Action from the Sixteenth Judicial District of the State of Montana to the United States District Court for the District of Montana, Billings Division (MT Federal Court). In January 2019, the plaintiff moved to remand the Talen Putative Class Action back to state court, and dismissed without prejudice all current and former PPL Corporation directors from the case. In September 2019, the MT Federal Court granted plaintiff's motion to remand the case back to state court. Although, the PPL defendants petitioned the Ninth Circuit Court of Appeals to grant an appeal of the remand decision, in November 2019, the Ninth Circuit Court of Appeals denied that request and in December 2019, Talen Montana Retirement Plan filed a Second Amended Complaint in the Sixteenth Judicial District of the State of Montana, Rosebud County, which removed Talen Energy Marketing as a plaintiff. In January 2020, PPL defendants filed a motion to dismiss the Second Amended Complaint or, in the alternative, to stay the proceedings pending the resolution of the below mentioned Delaware Action. The Court held a hearing on June 24, 2020 regarding the motion to dismiss. On September 11, 2020, the Court granted PPL defendants' alternative Motion for a Stay of the proceedings.

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

(PPL, LKE and LG&E)

Cane Run Environmental Claims

In December 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky (U.S. District Court) alleging violations of the Clean Air Act, RCRA, and common law claims of nuisance, trespass and negligence. In July 2014, the U.S. District Court dismissed the RCRA claims and all but one Clean Air Act claim, but declined to dismiss the common law tort claims. In February 2017, the U.S. District Court dismissed PPL as a defendant and dismissed the final federal claim against LG&E, and in April 2017, issued an Order declining to exercise supplemental jurisdiction on the state law claims dismissing the case in its entirety. In June 2017, the plaintiffs filed a class action complaint in Jefferson County, Kentucky Circuit Court, against LG&E alleging state law nuisance, negligence and trespass tort claims. The plaintiffs seek compensatory and punitive damages for alleged property damage due to purported plant emissions on behalf of a class of residents within one to three miles of the plant. On January 8, 2020, the Jefferson Circuit Court issued an order denying the plaintiffs’ request for class certification. On January 14, 2020, the plaintiffs filed a notice of appeal in the Kentucky Court of Appeals with oral arguments scheduled for November 17, 2020. PPL, LKE and LG&E cannot predict the outcome of this matter and an estimate or range of possible losses cannot be determined.

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

Air

Sulfuric Acid Mist Emissions (PPL, LKE and LG&E)

In June 2016, the EPA issued a notice of violation under the Clean Air Act alleging that LG&E violated applicable rules relating to sulfuric acid mist emissions at its Mill Creek plant. The notice alleges failure to install proper controls, failure to operate the facility consistent with good air pollution control practice, and causing emissions exceeding applicable requirements or constituting a nuisance or endangerment. LG&E believes it has complied with applicable regulations during the relevant time period. On July 31, 2020, the U.S. Department of Justice filed a complaint in the U.S. District Court for the Western District of Kentucky alleging violations specified in the EPA notice of violation and seeking civil penalties and injunctive relief. In October 2020, LG&E filed a motion to dismiss the complaint. In October 2020, the U.S. Department of Justice indicated plans to file an amended complaint, as authorized by an agreed order of the court and parties. PPL, LKE and LG&E are unable to predict the outcome of this matter or the potential impact on operations of the Mill Creek plant, including increased capital or operating costs, and potential civil penalties or remedial measures, if any. An estimate or range of possible losses cannot be determined.

Water/Waste

(PPL, LKE, LG&E and KU)

ELGs

In 2015, the EPA finalized ELGs for wastewater discharge permits for new and existing steam electricity generating facilities. These guidelines require deployment of additional control technologies providing physical, chemical and biological treatment and mandate operational changes including "no discharge" requirements for certain wastewaters. The implementation date for individual generating stations was to be determined by the states on a case-by-case basis according to criteria provided by the

EPA. Legal challenges to the final rule were consolidated before the U.S. Court of Appeals for the Fifth Circuit. In April 2017, the EPA announced that it would grant petitions for reconsideration of the rule. In September 2017, the EPA issued a rule to postpone the compliance date for certain requirements. On October 13, 2020, the EPA published final revisions to its best available technology standards for certain wastewaters and potential extensions to compliance dates. The rule will be implemented by the states or applicable permitting authorities in the course of their normal permitting activities. LG&E and KU have developed responsive compliance strategies and schedules. Certain aspects of these compliance plans and estimates relate to developments in state water quality standards, which are separate from the ELG rule or its implementation. Certain costs are included in the Registrants' capital plans and expected to be recovered from customers through rate recovery mechanisms, but additional costs and recovery will depend on further regulatory developments at the state level. See Note 7 for additional information regarding LG&E’s and KU’s applications for ECR rate treatment of construction costs relating to regulations addressing ELGs.

CCRs

In 2015, the EPA issued a final rule governing management of CCRs which include fly ash, bottom ash and sulfur dioxide scrubber wastes. The CCR Rule imposes extensive new requirements for certain CCR impoundments and landfills, including public notifications, location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements, and specifies restrictions relating to the beneficial use of CCRs. In July 2018, the EPA issued a final rule extending the deadline for closure of certain impoundments and adopting other substantive changes. In August 2018, the D.C. Circuit Court of Appeals vacated and remanded portions of the CCR Rule. In December 2019, the EPA addressed the deficiencies identified by the court and proposed amendments to change the closure deadline. In August 2020, the EPA published a final rule extending the deadline to initiate closure to April 11, 2021, while providing for certain extensions. EPA has announced that additional amendments to the rule are planned. PPL, LKE, LG&E and KU are unable to predict the outcome of the ongoing litigation and rulemaking or potential impacts on current LG&E and KU compliance plans. The Registrants are currently finalizing closure plans and schedules.

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

LG&E and KU received KPSC approval for a compliance plan providing for the closure of impoundments at the Mill Creek, Trimble County, E.W. Brown, and Ghent stations, and construction of process water management facilities at those plants. In addition to the foregoing measures required for compliance with the federal CCR rule, KU also received KPSC approval for its plans to close impoundments at the retired Green River, Pineville and Tyrone plants to comply with applicable state law. Since 2017, LG&E and KU have commenced closure of many of the subject impoundments and have completed closure of some of their smaller impoundments. LG&E and KU expect to commence closure of the remaining impoundments no later than April 2021. LG&E and KU generally expect to complete impoundment closures within five years of commencement, although a longer period may be required to complete closure of some facilities. Associated costs are expected to be subject to rate recovery.

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

As of September 30, 2020 and December 31, 2019, PPL Electric had a recorded liability of $10 million representing its best estimate of the probable loss to be incurred to remediate the sites identified above. Depending on the outcome of investigations at identified sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred. PPL Electric, LG&E and KU lack sufficient information about such additional sites to estimate any potential liability or range of reasonably possible losses, if any, related to these sites. Such costs, however, are not currently expected to be significant.

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

(LKE and LG&E)

On November 4, 2020, LG&E and the IBEW reached an agreement in principle regarding a new three-year collective bargaining agreement. The proposed agreement is to be submitted to a vote of IBEW union members during early November 2020. The agreement covers approximately 640 employees. The terms of the proposed labor agreement are not expected to have a significant impact on the financial results of LKE or LG&E. The Registrants cannot predict the ultimate outcome of this matter.

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

(All Registrants)

The table below details guarantees provided as of September 30, 2020. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities," for which PPL has a total recorded liability of $5 million at September 30, 2020 and December 31, 2019. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at September 30, 2020		Expiration Date
PPL
WPD indemnifications for entities in liquidation and sales of assets	$10	(a)	2022
WPD guarantee of pension and other obligations of unconsolidated entities	90	(b)
LKE
Indemnification of lease termination and other divestitures	200	(c)	2021
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(d)

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
(b)Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At September 30, 2020, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.
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
(d)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. LKE's proportionate share of OVEC's outstanding debt was $105 million at September 30, 2020, consisting of LG&E's share of $73 million and KU's share of $32 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 13 in PPL's, LKE's, LG&E's and KU's 2019 Form 10-K for additional information on the OVEC power purchase contract.

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

	Three Months		Nine Months
	2020	2019	2020	2019
PPL Electric from PPL Services	$11	$14	$37	$43
LKE from PPL Services	6	6	19	20
PPL Electric from PPL EU Services	44	38	126	112
LG&E from LKS	43	37	125	112
KU from LKS	45	42	132	126

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

Intercompany Borrowings

(PPL Electric)

PPL Energy Funding maintains a $650 million revolving line of credit with a PPL Electric subsidiary. No balance was outstanding at September 30, 2020 and December 31, 2019. The interest rates on borrowings are equal to one-month LIBOR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the Income Statements.

(LKE)

LKE maintains a $375 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. The interest rates on borrowings are equal to one-month LIBOR plus a spread. At September 30, 2020 and December 31, 2019, $153 million and $150 million were outstanding and reflected in "Notes payable with affiliates" on the Balance Sheets. The interest rates on the outstanding borrowings at September 30, 2020 and December 31, 2019 were 1.66% and 3.20%. Interest expense on the revolving line of credit was $1 million and $4 million for the three and nine months ended September 30, 2020 and $2 million and $5 million for the three and nine months ended September 30, 2019.

LKE maintains an agreement with a PPL affiliate that has a $300 million borrowing limit whereby LKE can loan funds on a short-term basis at market-based rates. No balance was outstanding at September 30, 2020 and December 31, 2019. The interest rate on the loan is based on the PPL affiliate's credit rating and equal to one-month LIBOR plus a spread.

LKE maintains ten-year notes of $400 million and $250 million with a PPL affiliate with interest rates of 3.5% and 4%. At September 30, 2020 and December 31, 2019, the notes were reflected in "Long-term debt to affiliate" on the Balance Sheets. Interest expense on the $400 million note was $4 million and $11 million for the three and nine months ended September 30, 2020 and 2019. Interest expense on the $250 million note was $3 million and $8 million for the three and nine months ended September 30, 2020 and 2019.

In May 2020, LKE entered into a $450 million term loan credit agreement with a PPL affiliate whereby LKE could borrow funds on a short-term basis at market-based rates. Interest on borrowings is determined as the lower of the daily rate for 30-day non-financial commercial paper programs plus a spread or one-month LIBOR plus a spread. The agreement expired on August 31, 2020. No balances were outstanding at September 30, 2020. Interest expense on borrowings was not significant for the three and nine months ended September 30, 2020.

In August 2020, LKE entered into a ten-year note of $550 million with a PPL affiliate with an interest rate of 4.125%. At September 30, 2020, this note was reflected in "Long-term debt to affiliate" on the Balance Sheets. Interest expense on the note was $3 million for the three and nine months ended September 30, 2020.

(LG&E and KU)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $750 million at an interest rate based on a market index of commercial paper issues. No balances were outstanding at September 30, 2020 and December 31, 2019.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to $650 million at an interest rate based on a market index of commercial paper issues. No balances were outstanding at September 30, 2020 and December 31, 2019.

VEBA Funds Receivable (PPL Electric)

In May 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay medical claims of active bargaining unit employees. Based on PPL Electric's participation in PPL’s Other Postretirement Benefit plan, PPL Electric was allocated a portion of the excess funds from PPL Services. These funds have been recorded as an intercompany receivable on PPL Electric's Balance Sheets. The receivable balance decreases as PPL Electric pays incurred medical claims and is reimbursed by PPL Services. The intercompany receivable balance associated with these funds was $27 million as of September 30, 2020, of which $10 million was reflected in "Accounts receivable from affiliates" and $17 million was reflected in "Other noncurrent assets" on the PPL Electric Balance Sheet. The intercompany receivable balance associated with these funds was $32 million as of December 31, 2019, of which $10 million was reflected in "Accounts receivable from affiliates" and $22 million was reflected in "Other noncurrent assets" on the PPL Electric Balance Sheet.

Other (PPL Electric, LG&E and KU)

See Note 10 for discussions regarding intercompany allocations associated with defined benefits.

13. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended September 30, were:

	Three Months		Nine Months
	2020	2019	2020	2019
Other Income
Economic foreign currency exchange contracts (Note 15)	$(19)	$44	$44	$56
Defined benefit plans - non-service credits (Note 10)	67	77	202	237
Interest income	1	3	3	12
AFUDC - equity component	6	6	14	17
Miscellaneous	—	1	2	6
Total Other Income	55	131	265	328
Other Expense
Charitable contributions	—	1	2	3
Miscellaneous	3	4	10	16
Total Other Expense	3	5	12	19
Other Income (Expense) - net	$52	$126	$253	$309

(PPL Electric)

The details of "Other Income (Expense) - net" for the periods ended September 30, were:

	Three Months		Nine Months
	2020	2019	2020	2019
Other Income
AFUDC - equity component	$6	$6	$14	$17
Defined benefit plans - non-service credits (Note 10)	1	1	3	3
Interest income	1	—	1	1
Total Other Income	8	7	18	21
Other Expense
Charitable contributions	—	—	1	2
Miscellaneous	1	—	2	1
Total Other Expense	1	—	3	3
Other Income (Expense) - net	$7	$7	$15	$18

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	September 30, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$746	$746	$—	$—	$815	$815	$—	$—
Restricted cash and cash equivalents (a)	22	22	—	—	21	21	—	—
Special use funds (a):
Commingled debt fund measured at NAV (b)	27	—	—	—	29	—	—	—
Commingled equity fund measured at NAV (b)	27	—	—	—	27	—	—	—
Total special use funds	54	—	—	—	56	—	—	—
Price risk management assets (c):
Foreign currency contracts	42	—	42	—	142	—	142	—
Cross-currency swaps	147	—	147	—	154	—	154	—
Total price risk management assets	189	—	189	—	296	—	296	—
Total assets	$1,011	$768	$189	$—	$1,188	$836	$296	$—

Liabilities
Price risk management liabilities (c):
Interest rate swaps	$34	$—	$34	$—	$21	$—	$21	$—
Foreign currency contracts	1	—	1	—	5	—	5	—
Total price risk management liabilities	$35	$—	$35	$—	$26	$—	$26	$—

PPL Electric
Assets
Cash and cash equivalents	$26	$26	$—	$—	$262	$262	$—	$—
Restricted cash and cash equivalents (a)	2	2	—	—	2	2	—	—
Total assets	$28	$28	$—	$—	$264	$264	$—	$—

LKE
Assets
Cash and cash equivalents	$25	$25	$—	$—	$27	$27	$—	$—
Cash collateral posted to counterparties (d)	1	1	—	—	—	—	—	—
Total assets	$26	$26	$—	$—	$27	$27	$—	$—

	September 30, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities
Price risk management liabilities:
Interest rate swaps	$26	$—	$26	$—	$21	$—	$21	$—
Total price risk management liabilities	$26	$—	$26	$—	$21	$—	$21	$—

LG&E
Assets
Cash and cash equivalents	$10	$10	$—	$—	$15	$15	$—	$—
Cash collateral posted to counterparties (d)	1	1	—	—	—	—	—	—
Total assets	$11	$11	$—	$—	$15	$15	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$26	$—	$26	$—	$21	$—	$21	$—
Total price risk management liabilities	$26	$—	$26	$—	$21	$—	$21	$—

KU
Assets
Cash and cash equivalents	$15	$15	$—	$—	$12	$12	$—	$—
Total assets	$15	$15	$—	$—	$12	$12	$—	$—

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

	September 30, 2020		December 31, 2019
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$22,768	$28,085	$21,893	$25,481
PPL Electric	3,587	5,030	3,985	4,589
LKE	6,073	7,588	6,002	6,766
LG&E	2,006	2,490	2,005	2,278
KU	2,617	3,310	2,623	3,003

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

PPL had a $9 million and $14 million obligation to return cash collateral under master netting arrangements at September 30, 2020 and December 31, 2019.

LKE, LG&E and KU had no obligation to return cash collateral under master netting arrangements at September 30, 2020 and December 31, 2019.

PPL, LKE and LG&E posted $1 million of cash collateral under master netting arrangements at September 30, 2020. KU had no obligation to post cash collateral under master netting arrangements at September 30, 2020. PPL, LKE, LG&E and KU had no obligation to post cash collateral under master netting arrangements at December 31, 2019.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. At September 30, 2020, PPL held an aggregate notional value in interest rate swap contracts of £126 million (approximately $168 million based on spot rates) that mature in 2035 to hedge interest payments on WPD's £250 million debt issuance which occurred in October 2020.

At September 30, 2020, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $702 million that range in maturity from 2021 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three and nine months ended September 30, 2020 and 2019, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At September 30, 2020, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At September 30, 2020, LG&E held contracts with a notional amount of $147 million that range in maturity through 2033.

Foreign Currency Risk (PPL)

PPL is exposed to foreign currency risk, primarily through investments in and earnings of U.K. affiliates. PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions, including the previously announced potential sale of its U.K. utility business, and net investments. In addition, PPL enters into financial instruments to protect against foreign currency translation risk of expected GBP earnings.

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. There were no contracts outstanding at September 30, 2020.

At September 30, 2020 and December 31, 2019, PPL had $33 million and $32 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI.
Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings. At September 30, 2020, the total exposure hedged by PPL was approximately £340 million (approximately $482 million based on contracted rates). These contracts have termination dates ranging from October 2020 through July 2021.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts include certain full requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 7 for amounts recorded in regulatory assets and regulatory liabilities at September 30, 2020 and December 31, 2019.

See Note 1 in each Registrant's 2019 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	September 30, 2020				December 31, 2019
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$—	$8	$—	$2	$—	$—	$—	$4
Cross-currency swaps (b)	94	—	—	—	5	—	—	—
Foreign currency contracts	—	—	42	1	—	—	142	5
Total current	94	8	42	3	5	—	142	9
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	—	—	—	24	—	—	—	17
Cross-currency swaps (b)	53	—	—	—	149	—	—	—
Foreign currency contracts	—	—	—	—	—	—	—	—
Total noncurrent	53	—	—	24	149	—	—	17
Total derivatives	$147	$8	$42	$27	$154	$—	$142	$26

(a)Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.
(b)Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended September 30, 2020.

	Three Months	Nine Months		Three Months	Nine Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$3	$(7)	Interest expense	$(4)	$(9)
Cross-currency swaps	(67)	(13)	Other income (expense) - net	(56)	(24)
Total	$(64)	$(20)		$(60)	$(33)
Net Investment Hedges:
Foreign currency contracts	$—	$1

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Nine Months
Foreign currency contracts	Other income (expense) - net	$(19)	$44
Interest rate swaps	Interest expense	(1)	(4)
	Total	$(20)	$40
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$2	$(5)

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended September 30, 2019.

	Three Months	Nine Months		Three Months	Nine Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$(22)	$(30)	Interest expense	$(2)	$(6)
Cross-currency swaps	41	69	Other income (expense) - net	27	34
Total	$19	$39		$25	$28
Net Investment Hedges:
Foreign currency contracts	$—	$1

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Nine Months
Foreign currency contracts	Other income (expense) - net	$44	$56
Interest rate swaps	Interest expense	(1)	(3)
	Total	$43	$53
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$(2)	$(5)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended September 30, 2020.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months		Nine Months
	Interest Expense	Other Income (Expense) - net	Interest Expense	Other Income (Expense) - net
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$249	$52	$750	$253
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(4)	—	(9)	—
Cross-currency swaps:
Hedged items	—	56	—	24
Amount of gain (loss) reclassified from AOCI to income	—	(56)	—	(24)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended September 30, 2019.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months		Nine Months
	Interest Expense	Other Income (Expense) - net	Interest Expense	Other Income (Expense) - net
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$259	$126	$746	$309
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(2)	—	(6)	—
Cross-currency swaps:
Hedged items	—	(27)	—	(34)
Amount of gain (loss) reclassified from AOCI to income	—	27	—	34

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	September 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$2	$—	$4
Total current	—	2	—	4
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	24	—	17
Total noncurrent	—	24	—	17
Total derivatives	$—	$26	$—	$21

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended September 30, 2020.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Nine Months
Interest rate swaps	Interest expense	$(1)	$(4)
	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$2	$(5)

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended September 30, 2019.

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
September 30, 2020
Treasury Derivatives
PPL	$189	$1	$9	$179	$35	$1	$1	$33
LKE	—	—	—	—	26	—	1	25
LG&E	—	—	—	—	26	—	1	25

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2019
Treasury Derivatives
PPL	$296	$5	$14	$277	$26	$5	$—	$21
LKE	—	—	—	—	21	—	—	21
LG&E	—	—	—	—	21	—	—	21

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

(PPL, LKE and LG&E)

At September 30, 2020, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

	PPL	LKE	LG&E
Aggregate fair value of derivative instruments in a net liability position with credit risk-related contingent features	$6	$1	$1
Aggregate fair value of collateral posted on these derivative instruments	—	—	—
Aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade (a)	6	1	1

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

The changes in the carrying amounts of AROs were as follows.

	PPL	LKE	LG&E	KU
Balance at December 31, 2019	$282	$215	$73	$142
Accretion	13	12	4	8
Changes in estimated timing or cost	35	44	16	28
Effect of foreign currency exchange rates	1	—	—	—
Obligations settled	(64)	(64)	(16)	(48)
Balance at September 30, 2020	$267	$207	$77	$130

17. Accumulated Other Comprehensive Income (Loss)

(PPL and LKE)

The after-tax changes in AOCI by component for the periods ended September 30 were as follows.

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives	Defined benefit plans
			Prior service costs	Actuarial gain (loss)	Total
PPL
June 30, 2020	$(1,777)	$8	$(16)	$(2,817)	$(4,602)
Amounts arising during the period	643	(52)	—	(16)	575
Reclassifications from AOCI	—	48	—	52	100
Net OCI during the period	643	(4)	—	36	675
September 30, 2020	$(1,134)	$4	$(16)	$(2,781)	$(3,927)

December 31, 2019	$(1,425)	$(5)	$(18)	$(2,910)	$(4,358)
Amounts arising during the period	291	(16)	—	(17)	258
Reclassifications from AOCI	—	25	2	146	173
Net OCI during the period	291	9	2	129	431
September 30, 2020	$(1,134)	$4	$(16)	$(2,781)	$(3,927)

June 30, 2019	$(1,616)	$6	$(18)	$(2,368)	$(3,996)
Amounts arising during the period	(285)	16	—	(5)	(274)
Reclassifications from AOCI	—	(22)	—	20	(2)
Net OCI during the period	(285)	(6)	—	15	(276)
September 30, 2019	$(1,901)	$—	$(18)	$(2,353)	$(4,272)

December 31, 2018	$(1,533)	$(7)	$(19)	$(2,405)	$(3,964)
Amounts arising during the period	(368)	32	—	(10)	(346)
Reclassifications from AOCI	—	(25)	1	62	38
Net OCI during the period	(368)	7	1	52	(308)
September 30, 2019	$(1,901)	$—	$(18)	$(2,353)	$(4,272)

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives	Defined benefit plans
			Prior service costs	Actuarial gain (loss)	Total
LKE
June 30, 2020			$(8)	$(83)	$(91)
Amounts arising during the period			—	(8)	(8)
Reclassifications from AOCI			—	5	5
Net OCI during the period			—	(3)	(3)
September 30, 2020			$(8)	$(86)	$(94)

December 31, 2019			$(9)	$(84)	$(93)
Amounts arising during the period			—	(9)	(9)
Reclassifications from AOCI			1	7	8
Net OCI during the period			1	(2)	(1)
September 30, 2020			$(8)	$(86)	$(94)

June 30, 2019			$(8)	$(83)	$(91)
Amounts arising during the period			—	—	—
Reclassifications from AOCI			—	—	—
Net OCI during the period			—	—	—
September 30, 2019			$(8)	$(83)	$(91)

December 31, 2018			$(9)	$(80)	$(89)
Amounts arising during the period			—	(2)	(2)
Reclassifications from AOCI			1	(1)	—
Net OCI during the period			1	(3)	(2)
September 30, 2019			$(8)	$(83)	$(91)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the periods ended September 30.

	Three Months		Nine Months		Affected Line Item on the
Details about AOCI	2020	2019	2020	2019	Statements of Income
Qualifying derivatives
Interest rate swaps	$(4)	$(2)	$(9)	$(6)	Interest Expense
Cross-currency swaps	(56)	27	(24)	34	Other Income (Expense) - net
Total Pre-tax	(60)	25	(33)	28
Income Taxes	12	(3)	8	(3)
Total After-tax	(48)	22	(25)	25

Defined benefit plans
Prior service costs (a)	(1)	(1)	(3)	(2)
Net actuarial loss (a)	(64)	(25)	(181)	(78)
Total Pre-tax	(65)	(26)	(184)	(80)
Income Taxes	13	6	36	17
Total After-tax	(52)	(20)	(148)	(63)

Total reclassifications during the period	$(100)	$2	$(173)	$(38)

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

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2020 with the same periods in 2019. For PPL, "Results of Operations" also includes "Segment Earnings" and "Adjusted Gross Margins," which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure.

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

PPL's reportable segments' results primarily represent the results of PPL Global, LKE and PPL Electric, except that the reportable segments are also allocated certain corporate level financing and other costs that are not included in the results of PPL Global, LKE and PPL Electric. PPL Global is not a Registrant. Unaudited annual consolidated financial statements for the U.K. Regulated segment are furnished by PPL on a Form 8-K with the SEC.

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

PPL's strategy, and that of the other Registrants, is to deliver best-in-sector operational performance, invest in a sustainable energy future, provide superior customer service, maintain a strong financial foundation, and engage and develop its people. PPL's business plan is designed to achieve growth by providing efficient, reliable and safe operations and strong customer service, maintaining constructive regulatory relationships and achieving timely recovery of costs. These businesses are expected to achieve strong, long-term growth in rate base in the U.S. and RAV in the U.K. Rate base growth is being driven by planned significant capital expenditures to maintain existing assets and improve system reliability and, for LKE, LG&E and KU, to comply with federal and state environmental regulations related to coal-fired electricity generation facilities.

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

Earnings generated by PPL's U.K. subsidiaries are subject to foreign currency translation risk. Because WPD's earnings represent such a significant portion of PPL's consolidated earnings, PPL enters into foreign currency contracts to economically hedge the value of the GBP versus the U.S. dollar. These hedges do not receive hedge accounting treatment under GAAP. See "Financial and Operational Developments - U.K. Withdrawal from European Union" for additional discussion of the U.K. earnings hedging activity.

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

Financial and Operational Developments

Initiation of Formal Process to Sell U.K. Utility Business (PPL)

On August 10, 2020, PPL announced that it has initiated a formal process to sell its U.K. utility business. PPL noted that there can be no assurance of any specific outcome, including whether the sale process will result in the completion of any potential transaction, the timing or terms thereof, the value or benefits that may be realized or the effect that any potential transaction will have on future financial results.

As a result of the potential sale, PPL assessed the recoverability of the assets of its U.K. utility business. PPL prepared a probability-weighted undiscounted cash flow estimate as of September 30, 2020 that considered the likelihood of the possible outcomes of the sale process, including the possibility of not selling the U.K. utility business. The resulting cash flow analysis exceeded the carrying value of the assets of the U.K. utility business. A change in the possible outcomes of the sale process could result in the carrying value of the assets of the U.K. utility business not being recoverable, which could result in an impairment in future periods. The U.K. utility business will continue to be classified as held and used until it meets the criteria to be classified as held for sale, which includes management obtaining a commitment to a plan to sell from its Board of Directors.

Should the U.K. utility business meet the criteria to be classified as held for sale in a future period, PPL will be required at that time to compare the estimated fair value of its investment in the U.K. utility business, less costs to sell, to its carrying value for impairment purposes. The measurement of PPL’s carrying value of the U.K. utility business will include the realization of accumulated other comprehensive losses, which could arise from currency translation adjustments and defined benefit plans associated with the U.K. utility business.

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

This is a rapidly evolving situation that could lead to extended disruption of economic activity in the Registrants’ markets for an undetermined period of time. Lock-down or closure of non-essential businesses has occurred in each of the Registrants’ service territories, which has resulted in reductions in commercial and industrial demand and an increase in residential demand for electricity service. The impact of this net reduction in load has not been material to the Registrants' year to date 2020 financial condition. The impact on future periods will depend upon various factors, including the pace and extent to which the Registrants' jurisdictions reopen their economies and community response to the reopening of businesses as well as the extent that businesses continue work from home protocols. We cannot predict these factors and therefore cannot quantify the overall impact COVID-19 will have on our 2020 results of operations.

The Registrants are committed to supporting their customers and communities and have followed federal and state mandates to suspend disconnections for non-payment and new late fees, reconnect service for customers who had previously been disconnected and develop late payment plans with customers, where appropriate. The Registrants have experienced an increase in aged accounts receivable, resulting in an increase in credit losses. See "Current Expected Credit Losses" in Note 2 to the Financial Statements for additional information. The Registrants will continue to monitor cash receipts and accounts receivable aging to determine if further increases in their allowance for uncollectible accounts are required.

At September 30, 2020, the Registrants had approximately $3.6 billion of combined unused credit facility capacity. In addition, PPL Capital Funding, PPL Electric, LG&E and KU may, subject to certain conditions, increase their syndicated credit facilities in an aggregate amount of up to $1 billion. In April 2020, PPL Capital Funding issued $1 billion in senior notes. In June 2020, KU issued $500 million of First Mortgage Bonds due 2050. In October 2020, PPL Electric issued $250 million of First Mortgage Bonds, Floating Rate Series due 2023. In October 2020, WPD (South Wales) issued £250 million of 1.625% Senior

Notes due 2035. Based on available liquidity and access to capital markets, the Registrants do not anticipate a significant impact on their financial condition or liquidity, and do not foresee difficulties in accessing the capital markets in the near-term. See Note 8 to the Financial Statements for additional information.

The Registrants have assessed the fair value of their assets and liabilities and no impairment charges were required. See “Goodwill Assessment” below for additional information on the interim goodwill impairment test performed for the U.K. Regulated segment reporting unit in the first quarter of 2020.

PPL’s pension plans continue to be well-funded as its liability-driven investment strategy and active management function to mitigate investment losses resulting from market volatility.

In response to COVID-19, on March 27, 2020, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). PPL evaluated the provisions of the CARES Act and believes there is no significant effect on its financial statements. Certain tax provisions may result in immaterial cash benefits in 2020.

To date, there has been no material impact on the Registrants’ business, financial condition, liquidity or on their supply chain as a result of COVID-19. For the three and nine months ended September 30, 2020, the following estimated changes in revenue and incremental costs incurred resulted from the impact of COVID-19:

	Increase (Reduction) in Revenue		Incremental Costs
	Three Months	Nine Months	Three Months	Nine Months
PPL	$(33)	$(94)	$6	$26
WPD	(30)	(70)	4	19
LKE	(3)	(24)	—	5
LG&E	(5)	(14)	—	2
KU	2	(10)	—	3

WPD tariffs are set to recover allowed revenues. Any under-recoveries, including the estimated amounts shown above, will be added to revenue, with interest, in future years through K-factor. See discussion of K-factor in “Item 1. Business” of PPL’s 2019 Form 10-K. The impact on revenue and incremental COVID-19 related costs were not significant at PPL Electric.

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

During the three month periods ended June 30, 2020 and September 30, 2020, no goodwill impairment triggers were identified. However, an impairment charge could occur in future periods if PPL’s share price or any of the assumptions used in determining fair value of the reporting units are negatively impacted.

U.K. Corporation Tax Rate Change (PPL)

The U.K. corporation tax rate was scheduled to be reduced from 19% to 17%, effective April 1, 2020. On March 11, 2020, the U.K. Finance Act 2020 included a cancellation of the tax rate reduction to 17%, thereby maintaining the corporation tax rate at 19%. The Finance Act 2020 was formally enacted on July 22, 2020. The primary impact of the cancellation of the corporation tax rate reduction was an increase in deferred tax liabilities and a corresponding deferred tax expense of $106 million.

U.S. Tax Reform (All Registrants)

In July 2020, the IRS issued final and new proposed regulations relating to limitations on interest deductibility for tax purposes. The Registrants will apply the final regulations beginning in the 2021 tax year. The proposed regulations will apply in the year in which the regulations are issued in final form, which is expected to be in 2021 or later. The Registrants are evaluating the final and proposed regulations, but do not expect the regulations to have a material impact on the Registrants’ financial condition or results of operations.

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

PPL has executed hedges to mitigate the foreign exchange risk to its U.K. earnings. As of September 30, 2020, PPL's foreign exchange exposure related to budgeted earnings is 100% hedged for 2020 at an average rate of $1.45 per GBP.

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

(PPL, LKE, LG&E and KU)

The businesses of LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, and ELGs. See Notes 7, 11 and 16 to the Financial Statements for a discussion of these significant environmental matters. These and other stringent environmental requirements led PPL, LKE, LG&E and KU to retire approximately 1,200 MW of coal-fired generating plants in Kentucky since 2010.

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

WPD and PPL continue to be fully engaged in the RIIO-ED2 process. The comment period on the July 30, 2020 consultation closed on October 1, 2020, which WPD provided a response to, and a decision on the RIIO-ED2 Sector Specific Methodology will be made in December 2020. Final Determinations for RIIO-ED2 will be made in December 2022. The RIIO-ED2 price control will come into effect on April 1, 2023. PPL cannot predict the outcome of this process or the long-term impact the final RIIO-ED2 price control will have on its financial condition or results of operations.

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

On July 10, 2020, PPL Electric filed its Answer and supporting Testimony to the PPLICA filings arguing that the FERC should deny the original and amended complaints as they are without merit and fail to demonstrate the existing base ROE is unjust and unreasonable. In addition, PPL Electric contended any refund effective date should be set for no earlier than June 10, 2020 and PPLICA's proposed replacement ROE should be rejected.

On October 15, 2020, the FERC issued an order on the PPLICA complaints which established hearing and settlement procedures, set a refund effective date of May 21, 2020 and granted the motions to intervene. PPL Electric continues to believe its ROE is just and reasonable and that it has meritorious defenses against the original and amended complaints. At this time, PPL Electric cannot predict the outcome of this matter or the range of possible losses, if any, that may be incurred. However, revenue earned from May 21, 2020 through the settlement of this matter may be subject to refund. A change of 50 basis points to the base ROE would impact PPL Electric's net income by approximately $12 million on an annual basis.

FERC Transmission Rate Filing

(PPL, LKE, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. Due to the development of robust, accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. In March 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, subject to FERC review and approval. In July 2019, LG&E and KU proposed their transition mechanism to the FERC and in September 2019, the FERC rejected the proposed transition mechanism and issued a separate order providing clarifications of certain aspects of the March order. In October 2019, LG&E and KU filed requests for rehearing and clarification on the two September orders. In September 2020, FERC issued its orders in the rehearing process that modified the discussion in, and set aside portions of, the September 2019 orders including adjusting factors impacting the proposed transition mechanism. In October 2020, both LG&E and KU and other parties filed separate motions for rehearing and clarification regarding FERC’s September 2020 orders. A FERC decision on these rehearing requests is expected by November 18, 2020. Certain other petitions for review of the FERC's orders have been filed by multiple parties, including LG&E and KU, with the D.C. Circuit Court of Appeals. LG&E and KU cannot predict the outcome of these proceedings. LG&E and KU currently receive recovery of waivers and credits provided through other rate mechanisms.

(PPL and PPL Electric)

In April 2020, PPL Electric filed its annual transmission formula rate update with the FERC, reflecting a revised revenue requirement that took effect in June 2020.

Rate Case Proceedings

(PPL, LKE, LG&E and KU)

On October 23, 2020, LG&E and KU filed notices of intent with the KPSC to file applications for proposed adjustments of general electric and gas rates on or after November 25, 2020. The applications will also include requests for a CPCN to deploy Advanced Metering Infrastructure and other matters. LG&E and KU cannot predict the outcome of these potential proceedings.

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

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on PPL's Statements of Income, comparing the three and nine months ended September 30, 2020 with the same periods in 2019. The "Segment Earnings" and "Adjusted Gross Margins" discussions for PPL provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure.

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

(PPL Electric, LKE, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LKE, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2020 with the same periods in 2019.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis, Segment Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2020	2019	$ Change	2020	2019	$ Change
Operating Revenues	$1,885	$1,933	$(48)	$5,678	$5,815	$(137)
Operating Expenses
Operation
Fuel	177	194	(17)	478	556	(78)
Energy purchases	136	150	(14)	470	538	(68)
Other operation and maintenance	483	480	3	1,446	1,452	(6)
Depreciation	323	306	17	959	890	69
Taxes, other than income	79	77	2	226	232	(6)
Total Operating Expenses	1,198	1,207	(9)	3,579	3,668	(89)
Other Income (Expense) - net	52	126	(74)	253	309	(56)
Interest Expense	249	259	(10)	750	746	4
Income Taxes	209	118	91	423	328	95
Net Income	$281	$475	$(194)	$1,179	$1,382	$(203)

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
Domestic:
PPL Electric Distribution price (a)	$(16)	$(16)
PPL Electric Distribution volumes (b)	6	(11)
PPL Electric PLR (c)	(13)	(38)
PPL Electric Transmission Formula Rate (d)	24	63
LKE Retail Rates (e)	—	64
LKE ECR (f)	—	28
LKE Fuel and other energy prices (g)	(3)	(42)
LKE Municipal supply (h)	—	(28)
LKE Volumes (i)	(33)	(84)
LKE Demand (j)	(8)	(32)
Other	1	(1)
Total Domestic	(42)	(97)
U.K.:
Price	(4)	19
Volumes (j)	(22)	(62)
Foreign currency exchange rates	14	(3)
Engineering recharge income	8	7
Other	(2)	(1)
Total U.K.	(6)	(40)
Total	$(48)	$(137)

(a)The distribution price variances are primarily due to reconcilable cost recovery mechanisms approved by the PUC.
(b)The decrease for the nine months ended September 30, 2020 was primarily due to warmer weather in the first quarter of 2020, partially offset by warmer weather in the third quarter of 2020.
(c)The decrease for the three months ended September 30, 2020 was primarily the result of lower energy prices, partially offset by higher volumes of non-shopping customers and favorable weather. The decrease for the nine months ended September 30, 2020 was primarily the result of lower energy prices and unfavorable weather, partially offset by higher volumes of non-shopping customers in 2020.
(d)The increases were primarily due to returns on additional capital investments.
(e)The increase was primarily due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.
(f)The increase was primarily due to higher recoverable depreciation expense as a result of higher depreciation rates effective May 1, 2019.
(g)The decreases were primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs.
(h)The decrease was primarily due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.
(i)The decreases were primarily due to weather.
(j)The decreases were primarily due to COVID-19.

Fuel

Fuel decreased $17 million for the three months ended September 30, 2020 compared with 2019, primarily due to an $13 million decrease in volumes driven by weather and a $2 million decrease in commodity costs.

Fuel decreased $78 million for the nine months ended September 30, 2020 compared with 2019, primarily due to a $43 million decrease in volumes driven by weather, a $27 million decrease in commodity costs and a $9 million decrease in volumes driven by the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

Energy Purchases

Energy purchases decreased $14 million for the three months ended September 30, 2020 compared with 2019, primarily due to lower PLR prices of $21 million, partially offset by higher PLR volumes of $7 million at PPL Electric.

Energy purchases decreased $68 million for the nine months ended September 30, 2020 compared with 2019, primarily due to lower PLR prices of $54 million, partially offset by higher transmission enhancement expenses of $12 million at PPL Electric as well as a $22 million decrease due to lower commodity costs at LKE.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Nine Months
Domestic:
PPL Electric Act 129	$(5)	$(12)
PPL Electric bad debts	(7)	(3)
PPL Electric universal service rider	(4)	(8)
PPL Electric canceled projects	—	9
LKE plant operations and maintenance	(1)	(9)
LKE COVID-19 impact	—	5
Storm costs	8	(15)
Other	(6)	(10)
U.K.:
Pension	2	5
Foreign currency exchange rates	4	(2)
Third-party engineering	8	8
Engineering management	(1)	4
COVID-19 impact	4	19
Other	1	3
Total	$3	$(6)

Depreciation

The increase in depreciation was due to:

	Three Months	Nine Months
Additions to PP&E, net	$12	$38
Foreign currency exchange rates	2	(1)
Depreciation rates (a)	—	26
Other	3	6
Total	$17	$69

(a)Higher depreciation rates were effective May 1, 2019 at LG&E and KU.

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net was due to:

	Three Months	Nine Months
Economic foreign currency exchange contracts (Note 15)	$(63)	$(12)
Defined benefit plans - non-service credits (Note 10)	(10)	(35)
Other	(1)	(9)
Total	$(74)	$(56)

Interest Expense

The increase (decrease) in interest expense was due to:

	Three Months	Nine Months
Long-term debt interest expense	$(6)	$20
Short-term debt interest expense	(8)	(15)
Foreign currency exchange rates	3	—
Other	1	(1)
Total	$(10)	$4

Income Taxes

The increase (decrease) in income taxes was due to:

	Three Months	Nine Months
Change in pre-tax income	$(12)	$(16)
Federal and state income tax return adjustments	(9)	(10)
Impact of the U.K. Finance Acts on deferred tax balances (a)	109	109
Amortization of excess deferred income taxes	(2)	(4)
Kentucky recycling credit, net of federal income tax expense (b)	—	20
Other	5	(4)
Total	$91	$95

(a)The U.K. corporation tax rate was scheduled to be reduced from 19% to 17%, effective April 1, 2020. On March 11, 2020, the U.K. Finance Act 2020 included a cancellation of the tax rate reduction to 17%, thereby maintaining the corporation tax rate at 19%. The Finance Act 2020 was formally enacted on July 22, 2020. The primary impact of the cancellation of the corporation tax rate reduction was an increase in deferred tax liabilities and a corresponding deferred tax expense of $106 million.
(b)During the second quarter of 2019, LKE recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky. A portion of this amount has been reserved due to insufficient Kentucky taxable income projected at LKE.

Segment Earnings

PPL's Net Income by reportable segment for the periods ended September 30 was as follows:

	Three Months			Nine Months
	2020	2019	$ Change	2020	2019	$ Change
U.K. Regulated	$55	$236	$(181)	$574	$784	$(210)
Kentucky Regulated	129	150	(21)	330	364	(34)
Pennsylvania Regulated	135	118	17	371	333	38
Corporate and Other (a)	(38)	(29)	(9)	(96)	(99)	3
Net Income	$281	$475	$(194)	$1,179	$1,382	$(203)

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

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended September 30 were as follows:

	Three Months			Nine Months
	2020	2019	$ Change	2020	2019	$ Change
U.K. Regulated	$213	$205	$8	$767	$773	$(6)
Kentucky Regulated	129	150	(21)	334	364	(30)
Pennsylvania Regulated	136	118	18	372	333	39
Corporate and Other	(28)	(28)	—	$(82)	(95)	13
Earnings from Ongoing Operations	$450	$445	$5	$1,391	$1,375	$16

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global, which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from GBP into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs and certain acquisition-related financing costs. The U.K. Regulated segment represents 49% of PPL's Net Income for the nine months ended September 30, 2020 and 40% of PPL's assets at September 30, 2020.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results.

	Three Months			Nine Months
	2020	2019	$ Change	2020	2019	$ Change
Operating revenues	$485	$491	$(6)	$1,575	$1,615	$(40)
Other operation and maintenance	141	125	16	412	376	36
Depreciation	66	60	6	197	186	11
Taxes, other than income	32	32	—	95	96	(1)
Total operating expenses	239	217	22	704	658	46
Other Income (Expense) - net	46	120	(74)	241	289	(48)
Interest Expense	97	110	(13)	296	305	(9)
Income Taxes	140	48	92	242	157	85
Net Income	55	236	(181)	574	784	(210)
Less: Special Items	(158)	31	(189)	(193)	11	(204)
Earnings from Ongoing Operations	$213	$205	$8	$767	$773	$(6)

The following after-tax gains (losses), which management considers special items, impacted the U.K. Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2020	2019	2020	2019
Foreign currency economic hedges, net of tax of $14, ($8), $20, ($4) (a)	Other Income (Expense) - net	$(53)	$31	$(76)	$15
COVID-19 impact, net of tax of $1, $0, $4, $0 (b)	Other operation and maintenance	(3)	—	(15)	—
U.K. tax rate change (c)	Income Taxes	(102)	—	(102)	—
Other, net of tax of $0, $0, $0, $1 (d)	Other operation and maintenance	—	—	—	(4)
Total Special Items		$(158)	$31	$(193)	$11

(a)Unrealized gains (losses) on contracts that economically hedge anticipated GBP-denominated earnings.
(b)Incremental costs for labor not chargeable to capital projects due to U.K. government lockdown restrictions, purchases of personal protective equipment and other safety related actions associated with the COVID-19 pandemic.
(c)The U.K. Finance Act 2020, formally enacted on July 22, 2020, canceled the reduction of the corporation tax rate from 19% to 17%. See Note 6 to the Financial Statements for additional information.
(d) Settlement of a contractual dispute.

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

	Three Months	Nine Months
U.K.
U.K. Adjusted Gross Margins	$(27)	$(44)
Other operation and maintenance	—	(16)
Depreciation	(5)	(12)
Other Income (Expense) - net	(12)	(35)
Interest expense	15	9
Income taxes	(2)	15
U.S.
Income taxes	(1)	(3)
Other	—	(1)
Foreign currency exchange, after-tax	40	81
Earnings from Ongoing Operations	8	(6)
Special items, after-tax	(189)	(204)
Net Income	$(181)	$(210)

U.K.

•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of U.K. Adjusted Gross Margins.

•Higher other operation and maintenance expense for the nine month period primarily due to increases in various costs that were not individually significant in comparison to the prior year.

•Lower other income (expense) - net for the three and nine month periods primarily due to lower pension income.

•Lower interest expense for the three month period primarily due to interest on the index-linked bonds.

•Higher income taxes for the three month period primarily due to a $7 million impact from the tax rate change, partially offset by $6 million lower income taxes due to lower pre-tax income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations conducted by LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain acquisition-related financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 28% of PPL's Net Income for the nine months ended September 30, 2020 and 33% of PPL's assets at September 30, 2020.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results.

	Three Months			Nine Months
	2020	2019	$ Change	2020	2019	$ Change
Operating revenues	$806	$844	$(38)	$2,331	$2,421	$(90)
Fuel	177	194	(17)	478	556	(78)
Energy purchases	18	19	(1)	97	125	(28)
Other operation and maintenance	205	205	—	616	627	(11)
Depreciation	152	144	8	452	402	50
Taxes, other than income	21	19	2	57	55	2
Total operating expenses	573	581	(8)	1,700	1,765	(65)
Other Income (Expense) - net	1	2	(1)	3	2	1
Interest Expense	76	74	2	228	222	6
Income Taxes	29	41	(12)	76	72	4
Net Income	129	150	(21)	330	364	(34)
Less: Special Items	—	—	—	(4)	—	(4)
Earnings from Ongoing Operations	$129	$150	$(21)	$334	$364	$(30)

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2020	2019	2020	2019
COVID-19 impact, net of tax of $0, $0, $1, $0 (a)	Other operation and maintenance	$—	$—	$(4)	$—
Total Special Items		$—	$—	$(4)	$—

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

	Three Months	Nine Months
Kentucky Adjusted Gross Margins	$(26)	$(14)
Other operation and maintenance	—	12
Depreciation	(2)	(17)
Taxes, other than income	(2)	(1)
Other Income (Expense) - net	(1)	1
Interest Expense	(2)	(6)
Income Taxes	12	(5)
Earnings from Ongoing Operations	(21)	(30)
Special items, after-tax	—	(4)
Net Income	$(21)	$(34)

•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Kentucky Adjusted Gross Margins.

•Lower income taxes for the three month period primarily due to lower pre-tax income.

•Higher income taxes for the nine month period primarily due to a deferred income tax benefit recorded in 2019 related to a Kentucky recycling credit of $17 million, partially offset by lower income tax expense of $6 million due to lower pre-tax income.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. In addition, certain costs are allocated to the Pennsylvania Regulated segment. The Pennsylvania Regulated segment represents 31% of PPL's Net Income for the nine months ended September 30, 2020 and 26% of PPL's assets at September 30, 2020.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results.

	Three Months			Nine Months
	2020	2019	$ Change	2020	2019	$ Change
Operating revenues	$586	$590	$(4)	$1,748	$1,756	$(8)
Energy purchases	118	132	(14)	373	413	(40)
Other operation and maintenance	122	137	(15)	388	417	(29)
Depreciation	102	99	3	301	290	11
Taxes, other than income	30	29	1	78	84	(6)
Total operating expenses	372	397	(25)	1,140	1,204	(64)
Other Income (Expense) - net	8	8	—	17	21	(4)
Interest Expense	44	43	1	130	126	4
Income Taxes	43	40	3	124	114	10
Net Income	135	118	17	371	333	38
Less: Special Item	(1)	—	(1)	(1)	—	(1)
Earnings from Ongoing Operations	$136	$118	$18	$372	$333	$39

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2020	2019	2020	2019
COVID-19 impact, net of tax of $0, $0, $0, $0 (a)	Other operation and maintenance	$(1)	$—	$(1)	$—
Total Special Items		$(1)	$—	$(1)	$—

(a) Incremental costs for outside services, personal protective equipment and other safety related actions associated with the COVID-19 pandemic.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Pennsylvania Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Nine Months
Pennsylvania Adjusted Gross Margins	$17	$52
Other operation and maintenance	9	7
Depreciation	(4)	(9)
Taxes, other than income	—	7
Other Income (Expense) - net	—	(4)
Interest Expense	(1)	(4)
Income Taxes	(3)	(10)
Earnings from Ongoing Operations	18	39
Special Item, after tax	(1)	(1)
Net Income	$17	$38

•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Pennsylvania Adjusted Gross Margins.

•Lower other operation and maintenance expense for the three month period primarily due to lower bad debt expense.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended September 30.

	2020 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$55	$129	$135	$(38)	$281
Less: Special Item (expense) benefit:
Foreign currency economic hedges, net of tax of $14	(53)	—	—	—	(53)
Talen litigation costs, net of tax of $1 (a)	—	—	—	(2)	(2)
COVID-19 impact, net of tax of $1, $0, $0, $0	(3)	—	(1)	(1)	(5)
U.K. tax rate change	(102)	—	—	—	(102)
Strategic corporate initiatives, net of tax of $2 (b)	—	—	—	(7)	(7)
Total Special Items	(158)	—	(1)	(10)	(169)
Earnings from Ongoing Operations	$213	$129	$136	$(28)	$450

	2019 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$236	$150	$118	$(29)	$475
Less: Special Item (expense) benefit:
Foreign currency economic hedges, net of tax of ($8)	31	—	—	—	31
Talen litigation costs, net of tax of $0 (a)	—	—	—	(1)	(1)
Total Special Items	31	—	—	(1)	30
Earnings from Ongoing Operations	$205	$150	$118	$(28)	$445

	2020 Nine Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$574	$330	$371	$(96)	$1,179
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $20	(76)	—	—	—	(76)
Talen litigation costs, net of tax of $2 (a)	—	—	—	(6)	(6)
COVID-19 impact, net of tax of $4, $1, $0, $0	(15)	(4)	(1)	(1)	(21)
U.K. tax rate change	(102)	—	—	—	(102)
Strategic corporate initiatives, net of tax of $2 (b)	—	—	—	(7)	(7)
Total Special Items	(193)	(4)	(1)	(14)	(212)
Earnings from Ongoing Operations	$767	$334	$372	$(82)	$1,391

	2019 Nine Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$784	$364	$333	$(99)	$1,382
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of ($4)	15	—	—	—	15
Talen litigation costs, net of tax of $1 (a)	—	—	—	(4)	(4)
Other, net of tax of $1	(4)	—	—	—	(4)
Total Special Items	11	—	—	(4)	7
Earnings from Ongoing Operations	$773	$364	$333	$(95)	$1,375

(a)PPL incurred legal expenses related to litigation with its former affiliate, Talen Montana. See Note 11 to the Financial Statements for additional information.
(b)Costs related to the process to sell WPD, announced on August 10, 2020. Similar costs of $4 million, after-tax, were incurred in 2019, but not treated as a special item. See Note 9 to the Financial Statements for additional information.

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

	Three Months			Nine Months
	2020	2019	$ Change	2020	2019	$ Change
U.K. Regulated
U.K. Adjusted Gross Margins	$431	$446	$(15)	$1,445	$1,492	$(47)
Impact of changes in foreign currency exchange rates			12			(3)
U.K. Adjusted Gross Margins excluding impact of foreign currency exchange rates			$(27)			$(44)

Kentucky Regulated
Kentucky Adjusted Gross Margins	$546	$572	$(26)	$1,572	$1,586	$(14)

Pennsylvania Regulated
Pennsylvania Adjusted Gross Margins
Distribution	$225	$232	$(7)	$685	$696	$(11)
Transmission	179	155	24	503	440	63
Total Pennsylvania Adjusted Gross Margins	$404	$387	$17	$1,188	$1,136	$52
U.K. Adjusted Gross Margins

U.K. Adjusted Gross Margins, excluding the impact of changes in foreign currency exchange rates, decreased for the three months ended September 30, 2020, compared with 2019, primarily due to $22 million of lower volumes, of which $30 million was due to the COVID-19 lockdown restrictions that were effective beginning the latter half of March 2020 and $4 million from the April 1, 2020 price decrease.

U.K. Adjusted Gross Margins, excluding the impact of changes in foreign currency exchange rates, decreased for the nine months ended September 30, 2020, compared with 2019, primarily due to $62 million of lower volumes, of which $70 million was due to the COVID-19 lockdown restrictions that were effective beginning the latter half of March 2020, partially offset by $19 million from the April 1, 2019 and 2020 price changes.

Kentucky Adjusted Gross Margins

Kentucky Adjusted Gross Margins decreased for the three months ended September 30, 2020 compared with 2019, due to $18 million of decreased sales volumes primarily due to weather and $8 million of lower commercial and industrial demand revenue primarily due to impacts of COVID-19.

Kentucky Adjusted Gross Margins decreased for the nine months ended September 30, 2020 compared with 2019, due to $36 million of decreased sales volumes primarily due to weather, $32 million of lower commercial and industrial demand revenue primarily due to impacts of COVID-19 and a $17 million decrease due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019, partially offset by higher retail rates approved by the KPSC effective May 1, 2019 of $64 million, inclusive of the termination of the TCJA bill credit mechanism.

Pennsylvania Adjusted Gross Margins

Distribution

Distribution Adjusted Gross Margins decreased for the three and nine months ended September 30, 2020, compared with 2019. No items were individually significant in comparison to the prior year.

Transmission

Transmission Adjusted Gross Margins increased for the three and nine months ended September 30, 2020, compared with 2019, primarily due to returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability.

Reconciliation of Adjusted Gross Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended September 30.

	2020 Three Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$476	(c)	$806	$586	$17	$1,885
Operating Expenses
Fuel	—		177	—	—	177
Energy purchases	—		18	118	—	136
Energy purchases from affiliate	—		—		—	—
Other operation and maintenance	45		25	23	390	483
Depreciation	—		39	13	271	323
Taxes, other than income	—		1	28	50	79
Total Operating Expenses	45		260	182	711	1,198
Total	$431		$546	$404	$(694)	$687

	2019 Three Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$481	(c)	$844	$590	$18	$1,933
Operating Expenses
Fuel	—		194	—	—	194
Energy purchases	—		19	132	(1)	150
Other operation and maintenance	35		25	30	390	480
Depreciation	—		33	14	259	306
Taxes, other than income	—		1	27	49	77
Total Operating Expenses	35		272	203	697	1,207
Total	$446		$572	$387	$(679)	$726

	2020 Nine Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,547	(c)	$2,331	$1,748	$52	$5,678
Operating Expenses
Fuel	—		478	—	—	478
Energy purchases	—		97	373	—	470
Energy purchases from affiliate	—		—	—	—	—
Other operation and maintenance	102		66	69	1,209	1,446
Depreciation	—		114	38	807	959
Taxes, other than income	—		4	80	142	226
Total Operating Expenses	102		759	560	2,158	3,579
Total	$1,445		$1,572	$1,188	$(2,106)	$2,099

	2019 Nine Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,586	(c)	$2,421	$1,756	$52	$5,815
Operating Expenses
Fuel	—		556	—	—	556
Energy purchases	—		125	413	—	538
Other operation and maintenance	94		70	92	1,196	1,452
Depreciation	—		81	36	773	890
Taxes, other than income	—		3	79	150	232
Total Operating Expenses	94		835	620	2,119	3,668
Total	$1,492		$1,586	$1,136	$(2,067)	$2,147

(a)Represents amounts excluded from Adjusted Gross Margins.
(b)As reported on the Statements of Income.
(c)Excludes ancillary revenues of $9 million and $28 million for the three and nine months ended September 30, 2020 and $10 million and $29 million for the three and nine months ended September 30, 2019.

PPL Electric: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2020	2019	$ Change	2020	2019	$ Change
Operating Revenues	$586	$590	$(4)	$1,748	$1,756	$(8)
Operating Expenses
Operation
Energy purchases	118	132	(14)	373	413	(40)
Other operation and maintenance	122	137	(15)	388	417	(29)
Depreciation	102	99	3	301	290	11
Taxes, other than income	30	29	1	78	84	(6)
Total Operating Expenses	372	397	(25)	1,140	1,204	(64)
Other Income (Expense) - net	7	7	—	15	18	(3)
Interest Income from Affiliate	1	1	—	2	3	(1)
Interest Expense	44	43	1	130	126	4
Income Taxes	44	40	4	125	114	11
Net Income	$134	$118	$16	$370	$333	$37

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
Distribution price (a)	$(16)	$(16)
Distribution volumes (b)	6	(11)
PLR (c)	(13)	(38)
Transmission Formula Rate (d)	24	63
Other	(5)	(6)
Total	$(4)	$(8)

(a)The distribution price variances are primarily due to reconcilable cost recovery mechanisms approved by the PUC.
(b)The decrease for the nine months ended September 30, 2020 was primarily due to warmer weather in the first quarter of 2020, partially offset by warmer weather in the third quarter of 2020.
(c)The decrease for the three months ended September 30, 2020 was primarily the result of lower energy prices, partially offset by higher volumes of non-shopping customers and favorable weather. The decrease for the nine months ended September 30, 2020 was primarily the result of lower energy prices and unfavorable weather, partially offset by higher volumes of non-shopping customers in 2020.
(d)The increases were primarily due to returns on additional capital investments.

Energy Purchases

Energy purchases decreased $14 million for the three months ended September 30, 2020 compared with 2019, primarily due to lower PLR prices of $21 million, partially offset by higher PLR volumes of $7 million.

Energy purchases decreased $40 million for the nine months ended September 30, 2020 compared with 2019, primarily due to lower PLR prices of $54 million, partially offset by higher transmission enhancement expenses of $12 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Nine Months
Act 129	$(5)	$(12)
Storm costs	8	(9)
Universal service rider	(4)	(8)
Bad debts	(7)	(3)
Canceled projects	—	9
Other	(7)	(6)
Total	$(15)	$(29)

Income Taxes

The increase (decrease) in income taxes was due to:

	Three Months	Nine Months
Change in pre-tax income at current period tax rates	$5	$13
Federal and state tax return adjustments	(4)	(5)
Other	3	3
Total	$4	$11

LKE: Statement of Income Analysis

Statement of Income Analysis
Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2020	2019	$ Change	2020	2019	$ Change
Operating Revenues	$806	$844	$(38)	$2,331	$2,421	$(90)
Operating Expenses
Operation
Fuel	177	194	(17)	478	556	(78)
Energy purchases	18	19	(1)	97	125	(28)
Other operation and maintenance	205	205	—	616	627	(11)
Depreciation	152	144	8	452	402	50
Taxes, other than income	21	19	2	57	55	2
Total Operating Expenses	573	581	(8)	1,700	1,765	(65)
Other Income (Expense) - net	1	2	(1)	3	2	1
Interest Expense	56	57	(1)	172	169	3
Interest Expense with Affiliate	10	7	3	25	23	2
Income Taxes	31	43	(12)	82	78	4
Net Income	$137	$158	$(21)	$355	$388	$(33)

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
Volumes (a)	$(33)	$(84)
Fuel and other energy prices (b)	(3)	(42)
Demand (c)	(8)	(32)
Municipal supply (d)	—	(28)
Retail rates (e)	—	64
ECR (f)	—	28
Other	6	4
Total	$(38)	$(90)

(a)The decreases were primarily due to weather.
(b)The decreases were primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs.
(c)The decreases were primarily due to COVID-19.
(d)The decrease was primarily due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.
(e)The increase was primarily due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.
(f)The increase was primarily due to higher recoverable depreciation expense as a result of higher depreciation rates effective May 1, 2019.

Fuel

Fuel decreased $17 million for the three months ended September 30, 2020 compared with 2019, primarily due to a $13 million decrease in volumes driven by weather and a $2 million decrease in commodity costs.

Fuel decreased $78 million for the nine months ended September 30, 2020 compared with 2019, primarily due to a $43 million decrease in volumes driven by weather, a $27 million decrease in commodity costs and a $9 million decrease in volumes driven by the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

Energy Purchases

Energy purchases decreased $28 million for the nine months ended September 30, 2020 compared with 2019, primarily due to a decrease in commodity costs.

Depreciation

Depreciation increased $8 million for the three months ended September 30, 2020 compared with 2019, primarily due to additional assets placed into service, net of retirements.

Depreciation increased $50 million for the nine months ended September 30, 2020 compared with 2019, primarily due to a $26 million increase related to higher depreciation rates effective May 1, 2019 and a $21 million increase related to additional assets placed into service, net of retirements.

Income taxes

Income taxes decreased $12 million for the three months ended September 30, 2020 compared with 2019, primarily due to lower pre-tax income.

Income taxes increased $4 million for the nine months ended September 30, 2020 compared with 2019, primarily due to a deferred income tax benefit recorded in 2019 related to a Kentucky recycling credit of $17 million, partially offset by lower income tax expense of $7 million due to lower pre-tax income.

LG&E: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2020	2019	$ Change	2020	2019	$ Change
Operating Revenues
Retail and wholesale	$362	$380	$(18)	$1,075	$1,105	$(30)
Electric revenue from affiliate	1	2	(1)	17	21	(4)
Total Operating Revenues	363	382	(19)	1,092	1,126	(34)
Operating Expenses
Operation
Fuel	64	79	(15)	188	226	(38)
Energy purchases	13	14	(1)	83	110	(27)
Energy purchases from affiliate	8	2	6	16	6	10
Other operation and maintenance	93	92	1	277	282	(5)
Depreciation	64	61	3	193	168	25
Taxes, other than income	11	10	1	30	29	1
Total Operating Expenses	253	258	(5)	787	821	(34)
Other Income (Expense) - net	(1)	—	(1)	(1)	(1)	—
Interest Expense	22	22	—	66	65	1
Income Taxes	16	22	(6)	47	51	(4)
Net Income	$71	$80	$(9)	$191	$188	$3

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
Volumes (a)	$(20)	$(44)
Fuel and other energy prices (b)	(1)	(22)
Demand (c)	(4)	(13)
Retail rates (d)	—	27
ECR (e)	1	13
Other	5	5
Total	$(19)	$(34)

(a)The decreases were primarily due to weather.
(b)The decreases were primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs.
(c)The decreases were primarily due to COVID-19.
(d)The increase was primarily due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.
(e)The increase for the nine month period was primarily due to higher recoverable depreciation expense as a result of higher depreciation rates effective May 1, 2019.

Fuel

Fuel decreased $15 million for the three months ended September 30, 2020 compared with 2019, primarily due a decrease in volumes driven by weather.

Fuel decreased $38 million for the nine months ended September 30, 2020 compared with 2019, due to a $32 million decrease in volumes driven by weather and a $6 million decrease in commodity costs.

Energy Purchases

Energy purchases decreased $27 million for the nine months ended September 30, 2020 compared with 2019, primarily due to a decrease in commodity costs.

Energy Purchases from affiliate

Energy purchases from affiliate increased $6 million and $10 million for the three and nine months ended September 30, 2020 compared with 2019, primarily due to the timing of generation maintenance outages.

Depreciation

Depreciation increased $25 million for the nine months ended September 30, 2020 compared with 2019, primarily due to a $13 million increase related to higher depreciation rates effective May 1, 2019 and an $11 million increase related to additional assets placed into service, net of retirements.

Income taxes

Income taxes decreased $6 million for the three months ended September 30, 2020 compared with 2019, primarily due to lower pre-tax income.

KU: Statement of Income Analysis

Statement of Income Analysis
Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2020	2019	$ Change	2020	2019	$ Change
Operating Revenues
Retail and wholesale	$444	$464	$(20)	$1,256	$1,316	$(60)
Electric revenue from affiliate	8	2	6	16	6	10
Total Operating Revenues	452	466	(14)	1,272	1,322	(50)
Operating Expenses
Operation
Fuel	113	115	(2)	290	330	(40)
Energy purchases	5	5	—	14	15	(1)
Energy purchases from affiliate	1	2	(1)	17	21	(4)
Other operation and maintenance	105	107	(2)	316	320	(4)
Depreciation	88	83	5	258	233	25
Taxes, other than income	10	9	1	27	26	1
Total Operating Expenses	322	321	1	922	945	(23)
Other Income (Expense) - net	1	4	(3)	2	4	(2)
Interest Expense	28	28	—	85	82	3
Income Taxes	19	26	(7)	50	62	(12)
Net Income	$84	$95	$(11)	$217	$237	$(20)

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
Volumes (a)	$(9)	$(33)
Municipal supply (b)	—	(28)
Fuel and other energy prices (c)	(2)	(20)
Demand (d)	(4)	(19)
Retail rates (e)	—	37
ECR (f)	(1)	15
Other	2	(2)
Total	$(14)	$(50)

(a)The decreases were primarily due to weather.
(b)The decrease was primarily due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.
(c)The decreases were primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs.
(d)The decreases were primarily due to COVID-19.

(e)The increase was primarily due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.
(f)The increase for the nine month period was primarily due to higher recoverable depreciation expense as a result of higher depreciation rates effective May 1, 2019.

Fuel

Fuel decreased $40 million for the nine months ended September 30, 2020 compared with 2019, primarily due to a $21 million decrease in commodity costs, an $11 million decrease in volumes driven by weather and a $9 million decrease in volumes driven by the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

Depreciation

Depreciation increased $5 million for the three months ended September 30, 2020 compared with 2019, primarily due to additional assets placed into service, net of retirements.

Depreciation increased $25 million for the nine months ended September 30, 2020 compared with 2019, primarily due to a $13 million increase related to higher depreciation rates effective May 1, 2019 and a $10 million increase related to additional assets placed into service, net of retirements.

Income taxes

Income taxes decreased $7 million and $12 million for the three and nine months ended September 30, 2020 compared with 2019, primarily due to lower pre-tax income.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL (a)	PPL Electric	LKE	LG&E	KU
September 30, 2020
Cash and cash equivalents	$746	$26	$25	$10	$15
Short-term debt	1,368	280	345	206	139
Long-term debt due within one year	1,525	400	424	292	132
Notes payable with affiliates		—	153	—	—

December 31, 2019
Cash and cash equivalents	$815	$262	$27	$15	$12
Short-term debt	1,151	—	388	238	150
Long-term debt due within one year	1,172	—	975	—	500
Notes payable with affiliates		—	150	—	—

(a)At September 30, 2020, $237 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate an incremental U.S. tax cost. See Note 6 to the Financial Statements in PPL's 2019 Form 10-K for additional information on undistributed earnings of WPD.

Net cash provided by (used in) operating, investing and financing activities for the nine month periods ended September 30, and the changes between periods, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2020
Operating activities	$2,247	$656	$872	$419	$446
Investing activities	(2,358)	(844)	(707)	(329)	(378)
Financing activities	33	(48)	(167)	(95)	(65)
2019
Operating activities	$1,888	$609	$813	$417	$471
Investing activities	(2,194)	(1,361)	(761)	(323)	(436)
Financing activities	363	512	(46)	(92)	(31)
Change - Cash Provided (Used)
Operating activities	$359	$47	$59	$2	$(25)
Investing activities	(164)	517	54	(6)	58
Financing activities	(330)	(560)	(121)	(3)	(34)

Operating Activities

The components of the change in cash provided by (used in) operating activities for the nine months ended September 30, 2020 compared with 2019 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Net income	$(203)	$37	$(33)	$3	$(20)
Non-cash components	315	25	27	(26)	2
Working capital	156	15	26	2	(10)
Defined benefit plan funding	17	—	6	—	2
Other operating activities	74	(30)	33	23	1
Total	$359	$47	$59	$2	$(25)

(PPL)

PPL's cash provided by operating activities in 2020 increased $359 million compared with 2019.
•Net income decreased $203 million between the periods and included an increase in non-cash charges of $315 million. The increase in non-cash charges was primarily due to an increase in depreciation expense (primarily due to higher depreciation rates and additional assets placed into service, net of retirements), an increase in deferred income taxes (due to the cancellation of the U.K. corporation tax rate reduction, book versus tax plant timing differences and Federal net operating losses) and an increase in unrealized gains on derivatives, and other hedging activities, partially offset by a decrease in amortization expense.

•The $156 million increase in cash from changes in working capital was primarily due to an increase in accounts payable (primarily due to timing of disbursement of payments), a decrease in unbilled revenues (primarily due to weather), and an increase in other current liabilities, partially offset by an increase in accounts receivable (primarily due to timing of receipts) and an increase in materials and supplies (primarily due to a contract termination and subsequent guaranteed purchase of inventory from a third-party logistics firm).

•The $74 million increase in cash provided by other operating activities was driven primarily by an increase in other liabilities (primarily related to regulatory liabilities and deferral of payroll taxes).

(PPL Electric)

PPL Electric's cash provided by operating activities in 2020 increased $47 million compared with 2019.
•Net income increased $37 million between the periods and included an increase in non-cash components of $25 million. The increase in non-cash components was primarily due to an increase in depreciation expense and an increase in other expenses (primarily due to an increase in canceled projects).

•The $15 million increase in cash from changes in working capital was primarily due to a decrease in unbilled revenues (primarily due to weather), an increase in accounts payable (primarily due to timing of payments), and a decrease in other net current assets and current liabilities, partially offset by an increase in accounts receivable (primarily due to the timing of receipts).

•The $30 million decrease in cash provided by other operating activities was driven primarily by an increase in non-current assets (primarily related to prepayments).

(LKE)

LKE's cash provided by operating activities in 2020 increased $59 million compared with 2019.
•Net income decreased $33 million between the periods and included an increase in non-cash components of $27 million. The increase in non-cash components was primarily driven by an increase in depreciation expense (primarily due to higher depreciation rates and additional assets placed into service, net of retirements), partially offset by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences).

•The increase in cash from changes in working capital was primarily driven by a decrease in unbilled revenue (primarily due to weather) and an increase in accounts payable (primarily due to timing of payments), partially offset by an increase in accounts receivable (primarily due to increase in aged receivables due to COVID-19 related disconnection moratoriums) and a decrease in interest payable (primarily due to timing of payments).

•The increase in cash provided by other operating activities was driven primarily by an increase in other liabilities (primarily related to regulatory liabilities and deferral of payroll taxes).

(LG&E)

LG&E's cash provided by operating activities in 2020 increased $2 million compared with 2019.
•Net income increased $3 million between the periods and included a decrease in non-cash components of $26 million. The decrease in non-cash components was primarily driven by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences), partially offset by an increase in depreciation expense (primarily due to higher depreciation rates and additional assets placed into service, net of retirements).

•The increase in cash from changes in working capital was primarily driven by a decrease in unbilled revenues (primarily due to weather) and net regulatory assets (primarily due to the timing of rate recovery mechanisms), partially offset by a decrease in accounts payable (primarily due to timing of payments) and an increase in accounts receivables (primarily due to increase in aged receivables due to COVID-19 related disconnection moratoriums).

•The increase in cash provided by other operating activities was driven primarily by an increase in other liabilities (primarily related to regulatory liabilities) and a decrease in ARO expenditures.

(KU)

KU's cash provided by operating activities in 2020 decreased $25 million compared with 2019.
•Net income decreased $20 million between the periods and included an increase in non-cash charges of $2 million. The increase in non-cash components was driven by an increase in depreciation expense (primarily due to higher depreciation rates and additional assets placed into service, net of retirements), partially offset by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences).

•The decrease in cash from changes in working capital was primarily driven by an increase in accounts receivable (primarily due to increase in aged receivables due to COVID-19 related disconnection moratoriums) and a decrease in other current liabilities (primarily due to timing of payments), partially offset by an increase in accounts payable (primarily due to timing of payments) and a decrease in unbilled revenues (primarily due to weather).

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities for the nine months ended September 30, 2020 compared with 2019 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Expenditures for PP&E	$(151)	$(25)	$51	$(6)	$55
Purchase of investments	55	—	—	—	—
Proceeds from the sale of investments	(61)	—	—	—	—
Notes receivable from affiliate	—	546	—	—	—
Other investing activities	(7)	(4)	3	—	3
Total	$(164)	$517	$54	$(6)	$58

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

(PPL Electric)

For PPL Electric, the change in "Notes receivable from affiliate" resulted from funding in 2019 of $546 million to an affiliate for general corporate purposes.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the nine months ended September 30, 2020 compared with 2019 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$(642)	$(393)	$(982)	$(199)	$(308)
Debt issuance/retirement with affiliate, net		—	550	—	—
Proceeds from project financing	152	—	—	—	—
Stock issuances/redemptions, net	(17)	—	—	—	—
Dividends	(63)	(47)	—	15	22
Capital contributions/distributions, net	—	(405)	(51)	28	30
Issuance of term loan	300	—	—	—	—
Change in short-term debt, net	(60)	280	370	148	222
Notes payable with affiliate		—	(13)	—	—
Other financing activities	—	5	5	5	—
Total	$(330)	$(560)	$(121)	$(3)	$(34)

See Note 8 to the Financial Statements in this Form 10-Q for information on 2020 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 8 to the Financial Statements in the Registrants' 2019 Form 10-K for information on 2019 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets except for borrowings of $100 million under PPL Capital Funding's term loan agreement due in March 2022, which are reflected in "Long-term Debt" on the Balance Sheets. At September 30, 2020, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,900	$400	$—	$1,500
PPL Electric Credit Facility	650	—	281	369

LG&E Credit Facilities	500	—	206	294
KU Credit Facilities	400	—	139	261
Total LKE	900	—	345	555
Total U.S. Credit Facilities (a)	$3,450	$400	$626	$2,424
Total U.K. Credit Facilities (b)	£1,055	£332	£—	£721

(a)The commitments under the U.S. credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 12%, PPL Electric - 6%, LKE - 7%, LG&E - 7% and KU - 7%.
(b)The amounts borrowed at September 30, 2020 were a USD-denominated borrowing of $200 million and GBP-denominated borrowings of £182 million which equated to $243 million. The unused capacity reflects the amounts borrowed in GBP of £152 million as of the date borrowed. At September 30, 2020, the USD equivalent of unused capacity under the U.K. committed credit facilities was $1 billion.

The commitments under the U.K. credit facilities are provided by a diverse bank group, with no one bank providing more than 14% of the total committed capacity.

See Note 8 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed Capacity	Borrowed	Non-affiliate Used Capacity	Unused Capacity
LKE Credit Facility	$375	$153	$—	$222
LG&E Money Pool (a)	750	—	206	544
KU Money Pool (a)	650	—	139	511

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

Commercial Paper (All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facility. The following commercial paper programs were in place at September 30, 2020:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,500	$—	$1,500
PPL Electric	650	280	370

LG&E	350	206	144
KU	350	139	211
Total LKE	700	345	355
Total PPL	$2,850	$625	$2,225

Long-term Debt (All Registrants)

See Note 8 to the Financial Statements for information regarding the Registrants’ long-term debt activities.

(PPL)

Equity Securities Activities

ATM

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program; including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the nine months ended September 30, 2020.

Common Stock Dividends

In August 2020, PPL declared a quarterly common stock dividend, payable October 1, 2020, of 41.5 cents per share (equivalent to $1.66 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

(PPL, LKE and LG&E)

In August 2020, Moody's and S&P assigned ratings of A1 and A to the Louisville/Jefferson County Metro Government, Kentucky's $23 million 0.90% Pollution Control Revenue Bonds, 2001 Series A, due 2026, previously issued on behalf of LG&E. The bonds were remarketed September 3, 2020.

In August 2020, Moody's and S&P assigned ratings of A1 and A/A-2 to the County of Trimble, Kentucky's $125 million 1.30% Pollution Control Revenue Refunding Bonds, 2016 Series A, due 2044, previously issued on behalf of LG&E. The bonds were remarketed September 3, 2020.

(PPL, LKE and KU)

In May 2020, Moody's and S&P assigned ratings of A1 and A to KU's $500 million 3.30% First Mortgage Bonds due 2050. The bonds were issued June 3, 2020.

(PPL and PPL Electric)

In September 2020, Moody's and S&P assigned ratings of A1 and A to PPL Electric's $250 million First Mortgage Bonds, Floating Rate Series, due 2023. The bonds were issued October 1, 2020.

In September 2020, Moody's and S&P assigned ratings of A1 and A to PEDFA's $90 million Pollution Control Revenue Refunding Bonds, Series 2008, due 2023, previously issued on behalf of PPL Electric. The bonds were remarketed October 1, 2020.

Ratings Triggers

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 15 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at September 30, 2020.

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

The following interest rate hedges were outstanding at September 30, 2020.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL
Cash flow hedges
Interest rate swaps (c)	$168	$(7)	$(1)	2035
Cross-currency swaps (c)	702	149	(70)	2028
Economic hedges
Interest rate swaps (d)	147	(26)	—	2033
LKE
Economic hedges
Interest rate swaps (d)	147	(26)	—	2033
LG&E
Economic hedges
Interest rate swaps (d)	147	(26)	—	2033

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at September 30, 2020 was insignificant for PPL, PPL Electric, LKE, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at September 30, 2020 is shown below.

10% Adverse Movement in Rates
PPL	$611
PPL Electric	180
LKE	205
LG&E	77
KU	122

Foreign Currency Risk (PPL)

PPL is exposed to foreign currency risk primarily through investments in and earnings of U.K. affiliates. Under its risk management program, PPL is permitted to enter into financial instruments to hedge certain foreign currency exposures, including translation risk of expected earnings, firm commitments, recognized assets or liabilities, anticipated transactions, including the previously announced potential sale of its U.K. utility business, and net investments.

The following foreign currency hedges were outstanding at September 30, 2020.

	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)	Maturities Ranging Through
Economic hedges (b)	£340	$41	$(30)	2021

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

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. Changes in this exchange rate resulted in a foreign currency translation gain of $292 million for the nine months ended September 30, 2020, which primarily reflected a $477 million increase to PP&E, an $85 million increase to goodwill, a $46 million increase to other net assets, partially offset by a $229 million increase to long-term debt, a $48 million increase to long term debt due within one year, and a $39 million increase to deferred income taxes. Changes in this exchange rate resulted in a foreign currency translation loss of $369 million for the nine months ended September 30, 2019, which primarily reflected a $599 million decrease to PP&E, a $114 million decrease to goodwill and a $16 million decrease to other net assets, partially offset by a $360 million decrease to long-term debt. The impact of foreign currency translation is recorded in AOCI.

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

Acquisitions, Development and Divestitures (All Registrants)

The Registrants from time to time evaluate opportunities for potential acquisitions, divestitures and development projects. Development projects are reexamined based on market conditions and other factors to determine whether to proceed with, modify or terminate the projects. Any resulting transactions may impact future financial results. See Note 9 to the Financial Statements for information on significant activities.

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

See "Environmental Matters" in Item 1. "Business" in the Registrants' 2019 Form 10-K for information about environmental laws and regulations affecting the Registrants' business. See "Legal Matters" in Note 11 to the Financial Statements for a discussion of significant environmental claims. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2019 Form 10-K for information on projected environmental capital expenditures for 2020 through 2024. See Note 16 to the Financial Statements for information related to the impacts of CCRs on AROs.

(PPL, LKE, LG&E and KU)

The information below represents an update to “Item 1. Business – Environmental Matters – Air – NAAQS” and "Item 1. Business - Environmental Matters - Water/Waste - Clean Water Act Jurisdiction" in the Registrants' 2019 Form 10-K.

NAAQS

In October 2020, the EPA released proposed revisions to the Cross-State Air Pollution Rule (CSAPR) providing for reductions in ozone season nitrogen oxide emissions for 2021 and subsequent years from sources in 12 states, including Kentucky. PPL, LKE, LG&E and KU are unable to determine the impact of the rule on operations until the rule is finalized, and certain implementation determinations are made by the EPA and Kentucky. Compliance with the NAAQS, CSAPR and related requirements may require installation of additional pollution controls or other compliance actions, the costs of which PPL, LKE, LG&E and KU believe would be subject to rate recovery.

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
Louisville Gas and Electric Company
Kentucky Utilities Company

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management" in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4. Controls and Procedures

Although the COVID-19 pandemic prompted the Registrants to make certain procedural adjustments to accommodate an increased remote workforce, PPL’s accounting and reporting systems and functions were well prepared to perform necessary accounting and reporting activities as of September 30, 2020 and to maintain the effectiveness of its disclosure controls and procedures and internal control over financial reporting.

(a) Evaluation of disclosure controls and procedures.

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2020, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the third quarter of 2020 see:

•"Item 3. Legal Proceedings" in each Registrant's 2019 Form 10-K; and
•Notes 6, 7 and 11 to the Financial Statements.

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

1(a)	-	Final Terms, dated October 5, 2020, of Western Power Distribution (South Wales) plc £250,000,000 1.625 per cent Fixed Rate Notes due 2035 under the £4,000,000,000 Euro Medium Term Note Programme (Exhibit 1.1. to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 8, 2020)
4(a)	-
Supplemental Indenture No. 22, dated as of September 15, 2020, to Indenture, dated as of August 1, 2000, among PPL Electric Utilities Corporation and the Bank of New York Mellon, as Trustee (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 1, 2020)

4(b)	-
Subscription Agreement, dated October 5, 2020, by and among Western Power Distribution (South Wales) plc as Issuer, Barclays Bank plc, Lloyds Bank Corporate Markets plc, MUFG Securities EMEA plc, Natwest Markets plc as Joint Lead Managers (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 8, 2020)

4(c)	-	Amended and Restated Trust Deed, dated August 21, 2020, by and among Western Power Distribution (East Midlands) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (South West) plc and Western Power Distribution (West Midlands) plc as Issuers, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 8, 2020)
4(d)	-	£4,000,000,000 Euro Medium Term Note Programme entered into by Western Power Distribution (East Midlands) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (South West) plc and Western Power Distribution (West Midlands) plc dated as of August 21, 2020 (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 8, 2020

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2020, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2020, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	November 5, 2020	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	November 5, 2020	/s/ Stephen K. Breininger
Stephen K. Breininger Vice President-Finance and Regulatory Affairs and Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	November 5, 2020	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)