Form 10-K
period 2020-12-31
PPL Corp; PPL ELECTRIC UTILITIES CORP; LOUISVILLE GAS & ELECTRIC CO /KY/; KENTUCKY UTILITIES CO; LG&E & KU Energy LLC
filed 2021-02-18
CIK 922224, 317187, 60549, 55387, 1518339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) Pennsylvania Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192
1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) Pennsylvania Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590
333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) Kentucky 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163
1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) Kentucky 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150
1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) Kentucky and Virginia One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s):	Name of each exchange on which registered
Common Stock of PPL Corporation	PPL	New York Stock Exchange

Junior Subordinated Notes of PPL Capital Funding, Inc.
2007 Series A due 2067	PPL/67	New York Stock Exchange
2013 Series B due 2073	PPX	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock of PPL Electric Utilities Corporation

Indicate by check mark if the registrants are a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

PPL Corporation	Yes	☒	No	☐
PPL Electric Utilities Corporation	Yes	☒	No	☐
LG&E and KU Energy LLC	Yes	☐	No	☒
Louisville Gas and Electric Company	Yes	☐	No	☒
Kentucky Utilities Company	Yes	☐	No	☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PPL Corporation	Yes	☐	No	☒
PPL Electric Utilities Corporation	Yes	☐	No	☒
LG&E and KU Energy LLC	Yes	☐	No	☒
Louisville Gas and Electric Company	Yes	☐	No	☒
Kentucky Utilities Company	Yes	☐	No	☒

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

Indicate by check mark whether each registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

PPL Corporation	☒
PPL Electric Utilities Corporation	☐
LG&E and KU Energy LLC	☐
Louisville Gas and Electric Company	☐
Kentucky Utilities Company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	☐	No	☒
PPL Electric Utilities Corporation	Yes	☐	No	☒
LG&E and KU Energy LLC	Yes	☐	No	☒
Louisville Gas and Electric Company	Yes	☐	No	☒
Kentucky Utilities Company	Yes	☐	No	☒

As of June 30, 2020, PPL Corporation had 768,782,588 shares of its $0.01 par value Common Stock outstanding. The aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $19,865,342,074. As of January 31, 2021, PPL Corporation had 768,984,785 shares of its $0.01 par value Common Stock outstanding.

As of January 31, 2021, PPL Corporation held all 66,368,056 outstanding common shares, no par value, of PPL Electric Utilities Corporation.

As of January 31, 2021, PPL Corporation held all of the membership interests in LG&E and KU Energy LLC.

As of January 31, 2021, LG&E and KU Energy LLC held all 21,294,223 outstanding common shares, no par value, of Louisville Gas and Electric Company.

As of January 31, 2021, LG&E and KU Energy LLC held all 37,817,878 outstanding common shares, no par value, of Kentucky Utilities Company.

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

PPL Corporation has incorporated herein by reference certain sections of PPL Corporation's 2021 Notice of Annual Meeting and Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020 and which will provide the information required by Part III of this Report.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2020

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

PPL WPD Investments Limited – a subsidiary of PPL WPD Limited and parent to WPD plc.

PPL WPD Limited - a U.K. subsidiary of PPL Global, following reorganizations in October 2015 and 2017. PPL WPD Limited is an indirect parent to WPD plc having previously been a sister company.

Safari Energy - Safari Energy, LLC, a subsidiary of PPL, acquired in June 2018, that provides solar energy solutions for commercial customers in the U.S.

U.K. utility business – the part of PPL’s U.K. Regulated segment that is currently being marketed for sale, as announced on August 10, 2020. The entity being marketed is PPL WPD Investments Limited and its subsidiaries, including, notably, WPD plc and the four DNOs.

WPD - refers to PPL WPD Limited and its subsidiaries.

WPD (East Midlands) - Western Power Distribution (East Midlands) plc, a British regional electricity distribution utility company.

WPD plc - Western Power Distribution plc, a U.K. subsidiary of PPL WPD Limited. Its principal indirectly owned subsidiaries are WPD (East Midlands), WPD (South Wales), WPD (South West) and WPD (West Midlands).

WPD Midlands - refers to WPD (East Midlands) and WPD (West Midlands), collectively.
i

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

COVID-19 - the disease caused by the novel coronavirus identified in 2019 that has caused a global pandemic.

CPCN - Certificate of Public Convenience and Necessity. Authority granted by the KPSC pursuant to Kentucky Revised Statute 278.020 to provide utility service to or for the public or the construction of certain plant, equipment, property or facility for furnishing of utility service to the public. A CPCN is required for any capital addition, subject to KPSC jurisdiction, in excess of $100 million.

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

DRIP - PPL Amended and Restated Direct Stock Purchase and Dividend Reinvestment Plan.

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

PPL Montana - prior to the June 1, 2015 spinoff of PPL Energy Supply, PPL Montana, LLC, a subsidiary of PPL Energy Supply that generated electricity for wholesale sales in Montana and the Pacific Northwest.

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

v

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

RPI - retail price index, a measure of inflation in the United Kingdom published monthly by the Office for National Statistics.

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

Talen Energy Marketing - Talen Energy Marketing, LLC, the new name of PPL EnergyPlus, a subsidiary of PPL Energy Supply that marketed and traded wholesale and retail electricity and gas, and supplied energy and energy services in competitive markets, after the June 1, 2015 spinoff of PPL Energy Supply.

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

U.K. Finance Act 2016 - refers to the U.K. Finance Act of 2016, enacted in September 2016, which reduced the U.K. statutory corporate income tax rate from 19% to 17%, effective April 1, 2020.

U.K. Finance Act 2020 - refers to the U.K. Finance Act of 2020, enacted in July 2020, which included a cancellation of the tax rate reduction to 17% in the U.K. Finance Act 2016, thereby maintaining the corporation tax rate at 19% for financial years 2020 and 2021. The U.K. Finance Act 2016 and the U.K. Finance Act 2020 are sometimes collectively referred to as the U.K. Finance Acts.

VEBA - Voluntary Employee Beneficiary Association. A tax-exempt trust under the Internal Revenue Code Section 501 (c)(9) used by employers to fund and pay eligible medical, life and similar benefits.

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
•significant decreases in the fair value of debt and equity securities and their impact on the value of assets in defined benefit plans, and the potential cash funding requirements if the fair value of those assets declines;
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

PPL's principal subsidiaries at December 31, 2020 are shown below (* denotes a Registrant).

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

A comparison of PPL's three regulated segments is shown below.

		Kentucky	Pennsylvania
	U.K. Regulated	Regulated	Regulated
For the year ended December 31, 2020:
Operating Revenues (in billions)	$2.1	$3.1	$2.3
Net Income (in millions)	$686	$418	$497
Electricity delivered (GWh)	68,133	29,016	36,008
At December 31, 2020:
Regulatory Asset Base (in billions) (a)	$10.9	$10.8	$8.3
Service area (in square miles)	21,600	9,400	10,000
End-users (in millions)	8.0	1.3	1.4

(a)Represents RAV for U.K. Regulated, capitalization for Kentucky Regulated and rate base for Pennsylvania Regulated.

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

WPD operates four of the 14 Ofgem regulated DNOs providing electricity service in the U.K. through wholly owned subsidiaries: WPD (South West), WPD (South Wales), WPD (East Midlands) and WPD (West Midlands). The number of network customers (end-users) served by WPD totals 8.0 million across 21,600 square miles in south Wales and southwest and central England. See Note 3 to the Financial Statements for revenue information. WPD's operating revenues are translated from GBP to U.S. dollars using the average exchange rates in effect each month. The annual weighted average of the monthly GBP to U.S. dollar exchange rates used for the years ended December 2020, 2019 and 2018 were $1.28 per GBP, $1.28 per GBP, and $1.34 per GBP.

In August 2020, PPL announced that it initiated a formal process to sell its U.K. utility business. See “Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Financial and Operational Developments – Initiation of Formal Process to Sell U.K. Utility Business.

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

WPD's combined RIIO-ED1 business plans as accepted by Ofgem included funding for total expenditures of approximately £12.8 billion (nominal) over the eight-year period, as follows:

•Totex - £8.5 billion (£6.8 billion recovered as additions to RAV over time ("Slow pot"); £1.7 billion recovered in the year spent in the plan ("Fast pot"));
•Pension deficit funding - £1.2 billion;
•Cost of debt recovery - £1.0 billion;
•Pass Through Charges - £1.6 billion (Property taxes, Ofgem fees and National Grid transmissions charges); and
•Corporate income taxes recovery - £0.5 billion.

The chart below illustrates the building blocks of allowed revenue and GAAP net income for the U.K. Regulated Segment. The revenue components are shown in either 2012/13 prices or nominal prices, consistent with the formulas Ofgem established for RIIO-ED1. The reference numbers shaded in each block correspond with the descriptions that follow.
(a)Primarily pension deficit funding, pass through costs, profiling adjustments and legacy price control adjustments.
(b)Primarily pass through true-ups.
(c)Reference Form 8-K filed February 18, 2021 for U.K. Regulated Segment GAAP Statement of Income component values.
(d)Includes the service cost component of GAAP pension costs/income. See “Defined Benefits, Net periodic defined benefit costs (credits)” in Note 12 to the Financial Statements.
(e)Primarily property taxes.
(f)Primarily includes the non-service cost (credit) components of GAAP pension costs/income and gains and losses on foreign currency hedges.
(g)Includes WPD interest and $32 million of allocated interest expense to finance the acquisition of WPD Midlands.
(h)GAAP income taxes represent an effective tax rate of 18% for 2020, 16% for 2019, 17% for 2018 and approximately 19% going forward.

(1) Base Revenue

The base revenue a DNO can collect in each year of the current price control period is the sum of the following, discussed further below:

•a return on capital from RAV;
•a return of capital from RAV (i.e., depreciation);
•the Fast pot recovery, see discussion “(4) Expenditure efficiency mechanisms” below;
•an allowance for cash taxes paid less a potential reduction for tax benefits from excess leverage if a DNO is levered more than 65% Debt/RAV;
•pension deficit funding;
•certain pass-through costs over which the DNO has no control;
•profiling adjustments, see discussion “(6) Other revenue included in base revenue” below;
•certain legacy price control adjustments from preceding price control periods, including the information quality incentive (also known as the rolling RAV incentive); and
•fast-track incentive - because WPD's four DNOs were fast-tracked through the price control review process for RIIO-ED1, their base revenue also includes the fast-track incentive.

(2) Real Return on capital from RAV

Real-time returns on cost of regulated equity (real) - Ofgem establishes an allowed return on regulated equity that DNOs earn in their base business plan revenues as a consideration of the financial parameters for each RIIO-ED1 business plan. For WPD, the base cost of equity collected in revenues was set at 6.4% (real). Base equity returns exclude inflation adjustments, allowances for incentive rewards/penalties and over/under collections driven by cost efficiencies. WPD’s DNO base equity returns are calculated using an equity ratio of 35% of RAV. The equity ratio was reviewed and set during the RIIO-ED1 business plan process taking various stakeholder impacts into consideration such as costs to consumers, credit ratings and investor needs. The amounts of base real equity return for 2020, 2019 and 2018 were £177 million, £168 million and £160 million.

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

Over the 8-year RIIO-ED1 period WPD is expected to under-recover its cost of debt at the four DNOs, based upon the latest inflation assumptions and projected 10-year iBoxx bond indices rates, by approximately £300 million primarily driven by the previously discussed differing cost of debt recovery calculations. Under the terms of the fast track process, fast tracked companies were not supposed to be disadvantaged financially to slow track companies. It is currently unlikely, however, if WPD will be able to recover any of this under-recovery in the next price control period, RIIO-ED2, beginning April 1, 2023.

Interest costs relating to long-term debt issued at WPD’s holding companies are not recovered in revenues and for 2020, 2019 and 2018 were approximately £58 million, £57 million and £46 million.

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

This regulatory construct, in combination with the different assets lives used for ratemaking and GAAP, results in amounts collected by WPD as recovery of depreciation in revenues being significantly higher than the amounts WPD recorded for depreciation expense under GAAP. For 2020, 2019 and 2018, this difference was £458 million, £450 million and £444 million (pre-tax) and positively impacted net income. The difference is expected to continue in the £400 million to £460 million (pre-tax) range at least through 2022 (the last full calendar year of RIIO-ED1), assuming RPI of approximately 3.0% per year from 2021 through 2022 and based on expected RAV additions of approximately £800 million per year to prepare the distribution system for future U.K. energy objectives while maintaining premier levels of reliability and customer service.

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

	2020	2019	2018
Taxes collected in revenues	£55	£56	£58
Taxes recorded under GAAP	233	167	156

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

In addition, WPD recovers approximately 80% of pension deficit funding for certain of WPD's defined benefit pension plans in conjunction with actual costs similar to the Fast pot mechanism. The pension deficit is determined by the pension trustees on a triennial basis in accordance with their funding requirements. Pension deficit funding recovered in revenues was £155 million, £151 million and £147 million in 2020, 2019 and 2018. Following the completion of the 2019 Actuarial Valuations and Ofgem's 2020 Reasonableness Review, WPD expects to collect £142 million, £138 million and £62 million in revenues through December 31, 2021, 2022 and 2023.

See Note 12 to the Financial Statements for additional information on pension costs/income recognized under GAAP.

Recovery of pass through costs - WPD recovers certain pass-through costs over which the DNO has no control such as property taxes, National Grid transmission charges and Ofgem fees. Although these items are intended to be pass-through charges there could be timing differences, primarily related to property taxes, as to when amounts are collected in revenues and when amounts are expensed in the Statements of Income. WPD over-collected property taxes by £30 million, £37 million and £38 million in 2020, 2019 and 2018. WPD expects to continue to over-recover property taxes until the end of RIIO-ED1. Amounts under-or over-recovered in revenues in a regulatory year are trued up through revenues two regulatory years later.

Profiling adjustments - Ofgem permitted DNOs the flexibility to make profiling adjustments to their base revenues within their business plans. These adjustments do not affect the total base revenue in real terms over the eight-year price control period but change the year in which the revenue is collected. In the first year of RIIO-ED1, WPD’s base revenue decreased by 11.8% compared to the final year of the prior price control period (DPCR5), primarily due to a change in profiling methodology and a lower weighted-average cost of capital. Base revenue then increased by approximately 2.5% per annum before inflation for regulatory years up to March 31, 2019 and will increase by approximately 1% per annum before inflation for each regulatory year thereafter for the remainder of RIIO-ED1.

(7) Incentives for developing high-quality business plans (known as fast-tracking) - For RIIO-ED1, Ofgem incentivized DNOs with certain financial rewards to develop "well justified" business plans that drive value to customers. WPD was awarded the following fast-track incentives:

•an annual fast-track revenue incentive worth 2.5% of Totex (approximately £25 million annually for WPD);
•a real cost of equity rate of 6.4% compared to 6.0% for slow-tracked DNOs; and,
•cost savings retention was established at 70% for WPD compared to approximately 55% for slow-tracked DNOs.

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

•The MOD provided by Ofgem in November 2016 included the TIM for the 2015/16 regulatory year, as well as the cost of debt calculation based on the 10-year trailing average to October 2016. This MOD of £12 million reduced base revenue in calendar years 2017 and 2018 by £8 million and £4 million.
•The MOD provided by Ofgem in November 2017 for the 2016/17 regulatory year was a £39 million reduction to revenue that reduced base revenue in calendar years 2018 and 2019 by £26 million and £13 million.
•The MOD provided by Ofgem in November 2018 for the 2017/18 regulatory year was a £42 million reduction to revenue that reduced base revenue in calendar year 2019 and 2020 by £28 million and £14 million.
•The MOD provided by Ofgem in November 2019 for the 2018/19 regulatory year was a £81 million reduction to revenue that reduced base revenue in calendar year 2020 by £54 million and will reduce base revenues in calendar year 2021 by £27 million.
•The MOD provided by Ofgem in November 2020 for the 2019/20 regulatory year was a £126 million reduction to revenue that will reduce base revenue in calendar years 2021 and 2022 by £84 million and £42 million.
•The projected MOD for the 2020/2021 regulatory year is a £159 million reduction to revenue that is expected to reduce base revenue in calendar years 2022 and 2023 by £106 million and £53 million.

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

•The TRU for the 2015/16 regulatory year was a £31 million reduction to revenue that reduced base revenue in calendar years 2017 and 2018 by £21 million and £10 million.
•The TRU for the 2016/17 regulatory year was a £6 million reduction to revenue that reduced base revenue in calendar years 2018 and 2019 by £4 million and £2 million.
•The TRU for the 2017/18 regulatory year was a £4 million increase to revenue that increased base revenue in calendar year 2019 and 2020 by £3 million and £1 million.
•The TRU for the 2018/19 regulatory year was a £2 million reduction to revenue that reduced base revenue in calendar year 2020 by £1 million and will reduce base revenue in calendar year 2021 by £1 million.
•The TRU for the 2019/20 regulatory year was a £15 million reduction to revenue that will reduce base revenue in calendar years 2021 and 2022 by £10 million and £5 million.
•The projected TRU for the 2020/21 regulatory year is a £13 million reduction to revenue that is expected to reduce base revenue in calendar years 2022 and 2023 by £9 million and £4 million.

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

(11) Incentive revenues for strong operational performance and innovation - Ofgem has established incentives to provide opportunities for DNOs to enhance overall returns by improving network efficiency, reliability and customer service. These incentives can result in an increase or reduction in revenues based on incentives or penalties for actual performance against pre-established targets based on past performance. Some of the more significant incentives that may affect allowed revenue include the Interruptions Incentive Scheme (IIS), the broad measure of customer service (BMCS) and the time to connect (TTC) incentive:

•The IIS has two major components: (1) Customer interruptions (CIs) and (2) Customer minutes lost (CMLs), and both are designed to incentivize the DNOs to invest in and operate their networks to manage and reduce both the frequency and duration of power outages.
•The BMCS encompasses customer satisfaction in supply interruptions, connections and general inquiries, complaints, stakeholder engagement and delivery of social obligations.
•The TTC incentive rewards DNOs for reducing connection times for minor connections against an Ofgem set target.

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

	Incentive Received	Calendar Year Ended Incentive
Calendar Year Ended Incentive Earned	(in millions)	Included in Revenue
2016	£76	2018
2017	72	2019
2018	78	2020
2019	85	2021
2020 (a)	75-85	2022
2021 (a)	75-85	2023

(a)Reflects projected incentive revenues.

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
•The K-factor for the 2015/16 regulatory year was a £4 million under-recovery that increased allowed revenue in calendar years 2017 and 2018 by £3 million and £1 million.
•The K-factor for the 2016/17 regulatory year was a £23 million over-recovery that reduced allowed revenue in calendar years 2018 and 2019 by £15 million and £8 million.
•The K-factor for the 2017/18 regulatory year was a £3 million over-recovery that reduced allowed revenue in calendar year 2019 and 2020 by £2 million and £1 million.
•The K-factor for the 2018/19 regulatory year was a £16 million over-recovery that reduced allowed revenue in calendar year 2020 by £11 million and will reduce allowed revenue in calendar year 2021 by £5 million.
•The K-factor for the 2019/20 regulatory year was a £25 million under-recovery that will increase allowed revenue in calendar years 2021 and 2022 by £17 million and £8 million.
•The projected K-factor for the 2020/21 regulatory year is a £88 million under-recovery that is expected to increase allowed revenue in calendar years 2022 and 2023 by £59 million and £29 million.

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

(13) Other Allowed Revenue - Other Allowed Revenue primarily consists of pass through true-ups. For a discussion on property tax true-ups, see recovery of pass through costs in "(6) Other revenue included in base revenue" above.

(14) GAAP Operating Revenue - Operating revenue under GAAP primarily consists of allowed revenue, which has been converted to rates and earned as electricity was delivered in the calendar year, converted to U.S. dollars. It also includes miscellaneous revenue primarily from engineering recharge work and ancillary activity revenue. Engineering recharge is work performed for a third party by WPD which is not for general network maintenance or to increase reliability. Examples are diversions and running new lines and equipment for a new housing complex. Ancillary activity revenue includes revenue primarily from WPD’s Telecoms and Property companies. The amounts of miscellaneous revenue for 2020, 2019 and 2018 were £121 million, £115 million and £115 million. The margin or profit on these activities, however, was not significant.

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

(PPL, LKE, LG&E and KU)

LG&E and KU, direct subsidiaries of LKE, are engaged in the regulated generation, transmission, distribution and sale of electricity in Kentucky and, in KU's case, also Virginia. LG&E also engages in the distribution and sale of natural gas in Kentucky. LG&E provides electricity service to approximately 425,000 customers in Louisville and adjacent areas in Kentucky, covering approximately 700 square miles in nine counties and provides natural gas service to approximately 332,000 customers in its electricity service area and eight additional counties in Kentucky. KU provides electric service to approximately 536,000 customers in 77 counties in central, southeastern and western Kentucky and approximately 28,000 customers in five counties in southwestern Virginia, covering approximately 4,800 non-contiguous square miles. KU also sells wholesale electricity to two municipalities in Kentucky under load following contracts. See Note 3 to the Financial Statements for revenue information.

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

Power Supply

At December 31, 2020, LKE owned generating capacity of 7,561 MW, of which 2,786 MW related to LG&E and 4,775 MW related to KU. See "Item 2. Properties - Kentucky Regulated Segment" for a complete list of LKE's generating facilities.

The system capacity of LKE's owned or controlled generation is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changes in circumstances.

During 2020, LKE's power plants generated the following amounts of electricity:

	GWh
Fuel Source	LKE	LG&E	KU
Coal	24,039	9,961	14,078
Gas	5,370	1,274	4,096
Hydro	367	242	125
Solar	18	7	11
Total (a)	29,794	11,484	18,310

(a)This generation represents decreases for LKE, LG&E and KU of 8%, 13% and 4% from 2019 output.

The majority of LG&E's and KU's generated electricity was used to supply their retail customer bases.

LG&E and KU jointly dispatch their generation units with the lowest cost generation used to serve their customers. When LG&E has excess generation capacity after serving its own customers and its generation cost is lower than that of KU, KU purchases electricity from LG&E and vice versa.

Due to environmental requirements and energy efficiency measures, as of December 31, 2020, LG&E and KU have retired approximately 1,200 MW of coal-fired generation plants since 2010.

LG&E and KU received approval from the KPSC to develop a 4 MW Solar Share facility to service a Solar Share program. The Solar Share program is a voluntary program that allows customers to subscribe capacity in the Solar Share facility. Construction commences, in 500-kilowatt phases, when subscription is complete. Construction of two 500-kilowatt phases was completed as of December 31, 2020. The subscription for the third and fourth 500-kilowatt phase was completed with construction expected to be completed in 2021. LG&E and KU continue to market the program and have started receiving subscriptions for the fifth 500-kilowatt phase.

On January 23, 2020, LG&E and KU applied to the KPSC for approval of arrangements relating to the purchase of 100 MW of solar power in connection with the Green Tariff option established in the 2018 Kentucky base rate cases. Pursuant to the agreements, LG&E and KU would purchase the initial 20 years of output of a proposed third-party solar generation facility and resell the bulk of the power as renewable energy to two large industrial customers and use the remaining power for other customers. On May 8, 2020, the KPSC issued an order approving LG&E’s and KU’s applications with certain modifications. LG&E and KU requested reconsideration of limited portions of the KPSC's Order and on December 16, 2020, the KPSC amended their original order. PPL, LKE, LG&E and KU do not anticipate that these arrangements will have a significant impact on their results of operations or financial condition.

Fuel Supply

Coal and natural gas are expected to be the predominant fuels used by LG&E and KU for generation for the foreseeable future. Natural gas used for generation is primarily purchased using contractual arrangements separate from LG&E's natural gas distribution operations. Natural gas and oil are also used for intermediate and peaking capacity and flame stabilization in coal-fired boilers.

Fuel inventory is maintained at levels estimated to be necessary to avoid operational disruptions at coal-fired generating units. Reliability of coal deliveries can be affected from time to time by a number of factors including fluctuations in demand, coal mine production issues, high or low river level events, lock outages and other supplier or transporter operating difficulties.

LG&E and KU have entered into coal supply agreements with various suppliers for coal deliveries through 2024 and augment their coal supply agreements with spot market purchases, as needed.

For their existing units, LG&E and KU expect, for the foreseeable future, to purchase most of their coal from western Kentucky, southern Indiana, southern Illinois, northern West Virginia and western Pennsylvania. LG&E and KU continue to purchase certain quantities of ultra-low sulfur content coal from Wyoming for blending at Trimble County Unit 2. Coal is delivered to the generating plants primarily by barge and rail.

To enhance the reliability of natural gas supply, LG&E and KU have secured firm long-term pipeline transport capacity with contracts of various durations through 2024 on the interstate pipeline serving Cane Run Unit 7. This pipeline also serves the six simple cycle combustion turbine units located at the Trimble County site as well as three other simple cycle units at the Paddy's Run site. For the seven simple cycle combustion turbines at the E.W. Brown facility, no firm long-term pipeline transport capacity has been purchased due to the facility being interconnected to two pipelines and some of the units having dual fuel capability.

LG&E and KU have firm contracts for a portion of the natural gas fuel for Cane Run Unit 7 through March 2023. The bulk of the natural gas fuel remains purchased on the spot market.

(PPL, LKE and LG&E)

Natural Gas Distribution Supply

Five underground natural gas storage fields, with a current working natural gas capacity of approximately 15 billion cubic feet (Bcf), are used to provide natural gas service to LG&E's firm sales customers. Natural gas is stored during the summer season for withdrawal during the following winter heating season. Without this storage capacity, LG&E would need to purchase additional natural gas and pipeline transportation services during winter months when customer demand increases and the prices for natural gas supply and transportation services are expected to be higher. At December 31, 2020, LG&E had 12 Bcf of natural gas stored underground with a carrying value of $30 million.

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

LG&E purchases natural gas supply transportation services from two pipelines. LG&E has contracts with one pipeline that are subject to termination by LG&E between 2023 and 2026. Total winter season capacity under these contracts is 184,900 MMBtu/day and summer season capacity is 60,000 MMBtu/day. With this same pipeline, LG&E also has another contract for pipeline capacity through 2026 for 60,000 MMBtu/day during both the winter and summer seasons. LG&E has a single contract with a second pipeline with a total capacity of 20,000 MMBtu/day during both the winter and summer seasons that expires in 2023.

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

PLR

The Customer Choice Act requires electric distribution companies, including PPL Electric, or an alternative supplier approved by the PUC, to act as a PLR of electricity supply for customers who do not choose to shop for supply with a competitive supplier and provides that electricity supply costs will be recovered by the PLR pursuant to PUC regulations. In 2020, the following average percentages of PPL Electric's customer load were provided by competitive suppliers: 42% of residential, 81% of small commercial and industrial and 98% of large commercial and industrial customers. The PUC continues to favor expanding the competitive market for electricity.

PPL Electric's cost of electricity generation is based on a competitive solicitation process. The PUC approved PPL Electric's default service plan for the period June 2017 through May 2021, which included a total of eight semi-annual solicitations for electricity supply. Additionally, on December 17, 2020, the PUC approved PPL Electric's next default service plan for the period of June 2021 through May 2025, which includes a total of eight solicitations for electricity supply held semiannually in April and October. The new plan also includes eight solicitations for alternative energy credits held semiannually in January and July with the first solicitation being in July 2021 and the final solicitation being in January 2025.

Pursuant to the plans, PPL Electric contracts for all of the electricity supply for residential, commercial and industrial customers who elect to take default service from PPL Electric. These solicitations contain a mix of products including 5-year block energy contracts for residential customers, 6- and 12-month fixed-price load-following contracts for residential and small commercial and industrial customers, 12-month real-time pricing contracts for large commercial and industrial customers, and alternative energy credit contracts for residential, commercial and industrial customers. These contracts fulfill PPL Electric's obligation to provide customer electricity supply as a PLR.

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

ENVIRONMENTAL MATTERS

(All Registrants)

The Registrants are subject to certain existing and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters. The EPA and other federal agencies with jurisdiction over environmental matters have issued numerous environmental regulations relating to air, water and waste that directly affect the electric power industry. Due to these environmental issues, it may be necessary for the Registrants to modify or cease certain operations or operation of certain facilities to comply with statutes, regulations and other requirements of regulatory bodies or courts. In addition, legal challenges to environmental permits or rules add uncertainty to estimating future costs of complying with such permits and rules. The new U.S. presidential administration is expected to undertake an assessment of potential changes in a wide range of environmental programs.

See “Legal Matters” in Note 14 to the Financial Statements for a discussion of environmental commitments and contingencies. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on projected environmental capital expenditures for 2021 through 2025.

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

Air

(PPL, LKE, LG&E and KU)

NAAQS

The Clean Air Act has a significant impact on the operation of fossil fuel generation plants. The Clean Air Act requires the EPA periodically to establish and review National Ambient Air Quality Standards, known as NAAQS, for six pollutants: carbon monoxide, lead, nitrogen dioxide, ozone (contributed to by nitrogen oxide emissions), particulate matter and sulfur dioxide. In December 2020, the EPA released final actions keeping the existing NAAQS standard for particulate matter and ozone without change. PPL, LKE, LG&E, and KU are unable to predict the outcome of future evaluations by the EPA and the states with respect to the NAAQS standards.

Applicable regulations require each state to identify areas within its boundaries that fail to meet the NAAQS, (known as nonattainment areas), and develop a state implementation plan to achieve and maintain compliance. States that are found to contribute significantly to another state's nonattainment with ozone standards are required to establish "good neighbor" state implementation plans. In addition, for attainment of ozone and fine particulates standards, certain states, including Kentucky, are subject to a regional EPA program known as the Cross-State Air Pollution Rule (CSAPR).

In January 2018, the EPA designated Jefferson County, Kentucky (Louisville) as being in nonattainment with the existing 2015 ozone standard. In 2020, LG&E entered into an agreement with the Louisville Metro Air Pollution Control District for temporary nitrogen oxide emission limits at LG&E's Mill Creek Station during 2020 to facilitate compliance with the ozone standard. If Jefferson County is unable to demonstrate attainment within the specified timeframes, it may be “bumped up” to the moderate nonattainment classification and thus subject to additional requirements including requirements for installation of reasonably available control technology on coal-fired generating units. Compliance with such requirements may require installation of additional pollution controls or other compliance actions. LKE and LG&E are unable to determine the impact on operations until certain compliance determinations are made by the EPA and Kentucky.

In December 2018, the EPA finalized the CSAPR "Close-Out Rule," determining that the existing CSAPR "Update Rule" for the 2008 ozone NAAQS fully addresses applicable states' interstate pollution transport obligations. Various states and others challenged the rule in the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit). In September 2019, the D.C. Circuit granted these petitions and remanded a portion of the CSAPR Update Rule to the EPA. In October 2020, the EPA released proposed revisions to the CSAPR Update Rule providing for rescission of Kentucky's approved good neighbor state implementation plan and additional reductions in ozone season nitrogen oxide emissions for 2021 and subsequent years from sources in 12 states, including Kentucky.

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

Climate Change

There is continuing world-wide attention focused on issues related to climate change. In 2015, 195 nations, including the U.S., signed the Paris Agreement on Climate, establishing non-binding targets to reduce GHG emissions from both developed and developing nations. In 2017, the President announced a U.S. withdrawal from the Paris Agreement, effective November 2020. In January 2021, the new U.S. presidential administration initiated the process to rejoin the Paris Agreement. The new U.S. presidential administration also issued executive orders directing agencies to conduct a general review of regulations and executive actions relating to the environment and reestablished a framework for considering the social cost of carbon as part of certain agency cost-benefit analyses for new regulations. The new U.S. presidential administration is considering a wide range of additional policies, executive orders, rules, legislation and other initiatives to address climate change. Some of these initiatives may include repeal of policies, executive orders or rules implemented by the prior administration. Additionally, there are ongoing efforts by various state and local governments to assess potential changes to legislation, rules, policies, directives, and other requirements applicable to greenhouse gas emissions. PPL, LKE, LG&E and KU cannot predict the outcome of ongoing developments.

The U.K. has enacted binding carbon reduction requirements that are applicable to WPD. Under the U.K. law, WPD must purchase carbon allowances to offset emissions associated with WPD's operations. The cost of these allowances is not significant and is included in WPD's current operating expenses.

The EPA's Affordable Clean Energy Rule

In July 2019, the EPA repealed the Clean Power Plan and finalized the Affordable Clean Energy (ACE) Rule which gives states broad latitude to establish emission guidelines providing for plant-specific efficiency upgrades or "heat-rate improvements" to reduce GHG emissions per unit of electricity generated. States are generally allowed three years to submit plans establishing standards of performance, while the EPA anticipates that most facilities will be required to demonstrate compliance within two years of plan approval. The EPA intends to take additional action to finalize new criteria for determining whether efficiency projects will trigger New Source Review and thus be subject to more stringent emission controls. LG&E and KU are currently working with state agencies on submittal of compliance plans to the EPA. Various entities filed petitions for review and petitions for reconsideration. On January 19, 2021, the D.C. Circuit Court issued an opinion finding that the EPA had erroneously repealed the Clean Power Plan. The D.C Circuit Court's opinion also vacated and remanded the ACE Rule to the EPA. PPL, LKE, LG&E, and KU cannot predict the outcome of the pending litigation and regulatory proceedings or changes that may be pursued by the new U.S. presidential administration, but believe that the costs would be subject to rate recovery.

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

Clean Water Act Jurisdiction

Environmental groups and others have claimed that discharges to groundwater from leaking CCR impoundments at power plants are subject to Clean Water Act permitting. A citizen suit raising such claims has been filed against KU with respect to the E.W. Brown plant, as discussed under “Legal Matters” - “E.W. Brown Environmental Claims” in Note 14 to the Financial Statements. On April 12, 2019, the EPA released regulatory clarification finding that Clean Water Act jurisdiction does not cover such discharges to groundwater. On January 23, 2020, the EPA announced a final rule modifying the jurisdictional scope of the Clean Water Act. The announced rule revises the definition of the "Waters of the United States," including a revision to exclude groundwater from the definition. In April 2020, the U.S. Supreme Court issued a ruling that Clean Water Act jurisdiction may apply to certain discharges to groundwater that result in the functional equivalent of a direct discharge to navigable waters. In December 2020, the EPA published draft guidance addressing how the Supreme Court decision applies to the Clean Water Act National Pollutant Elimination System permit program. PPL, LKE, LG&E, and KU are unaware of any unpermitted releases from their facilities that are subject to Clean Water Act jurisdiction, but future regulatory developments and judicial rulings could potentially subject certain releases from CCR impoundments and landfills to additional permitting and remediation requirements, which could impose substantial costs. Any associated costs are expected to be subject to rate recovery. PPL, LKE, LG&E and KU are unable to predict the outcome or financial impact of future regulatory proceedings and litigation.

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

See “Legal Matters” in Note 14 to the Financial Statements for additional information.

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

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning projected capital expenditure requirements for 2021 through 2025. See "Item 1. Business - Environmental Matters" for additional information concerning the potential impact on capital expenditures from environmental matters.

HUMAN CAPITAL

PPL, together with its subsidiaries, is committed to fostering an exceptional workplace for employees. PPL pledges to enable success of its current and future workforce through a human capital management approach that cultivates a diverse, equitable and inclusive culture, fosters professional development and encourages employee engagement. Matters related to these priorities and corporate culture are overseen by PPL's senior management, which provides updates to the PPL Board of Directors (the Board). Three priorities of this commitment and their oversight are as follows:

•Diversity, equity and inclusion (DEI) – Foster an inclusive, respectful and diverse workplace. Senior management reviews demographic metrics, DEI objectives and associated programs semi-annually. The Director of Diversity, Inclusion and Talent Management also reports to the Board on the company’s DEI strategy.
•Employee engagement – Create a workplace that fosters an engaged, high-quality workforce. PPL’s operating companies regularly conduct assessments related to employee engagement, safety and culture. Senior management reviews corporate culture with the Board annually.
•Human capital – Invest in our current and future workforce through training and development, succession planning and creation of a pipeline for internal advancement. In addition to challenging careers and competitive salaries, PPL offers competitive benefits programs to attract and retain talent and support employees’ well-being. PPL offers competitive vacation time, expanded leave for new parents, retirement programs, and internal and external development opportunities, including tuition reimbursement offerings for undergraduate and certain graduate degrees. Senior management reviews succession planning with the Compensation Committee of the Board on an annual basis.

PPL is also committed to maintaining an ethical and safe workplace culture. Additional steps to ensure Board oversight in these areas include:

•Compliance – The Corporate Compliance Committee, including senior executives, meets quarterly to discuss metrics and other matters related to the compliance and ethics culture. Among the items discussed are statistics regarding Ethics Helpline reports and employee concerns. This information is also reviewed with the Audit Committee of the Board quarterly.
•Safety – PPL carries out programs focused on health and safety, including emergency preparedness, vehicle safety and accident prevention. Employees receive safety training and are encouraged to share best practices. Senior management receives monthly safety data to determine whether additional safety measures should be implemented. The Board annually reviews the company's safety programs and results. The Board is also immediately engaged in the event of a fatality.

PPL will continue to engage with employees and to assess these priorities as we work to best position individuals and the company for future success. As a result of our continued effort in these areas, we have a relatively low turnover rate of 5.8% for the year ended December 31, 2020. Looking forward, we will maintain our strong focus on workforce planning to address future talent needs.

At December 31, 2020, PPL and its subsidiaries had the following full-time employees and employees represented by labor unions:

	Total Full-Time Employees	Number of Union Employees	Percentage of Total Workforce
PPL	12,318	5,692	46%
PPL Electric	1,533	887	58%
LKE	3,482	759	22%
LG&E	1,016	640	63%
KU	889	119	13%

PPL's domestic workforce has 1,820 employees, or 32%, who are members of labor unions.

WPD has 3,872 employees who are members of labor unions (or 59% of PPL's U.K. workforce). WPD recognizes four unions, the largest of which represent 40% of its union workforce. WPD's Electricity Business Agreement, which covers 3,816 union employees, may be amended by agreement between WPD and the unions and can be terminated with 12 months' notice by either side.

CYBERSECURITY MANAGEMENT

The Registrants and their subsidiaries are subject to risks from cyber-attacks that have the potential to cause significant interruptions to the operation of their businesses. The frequency of these attempted intrusions has increased in recent years and the sources, motivations and techniques of attack continue to evolve and change rapidly. PPL has adopted a variety of measures to monitor and address cyber-related risks and continues to implement and explore additional cybersecurity measures. Cybersecurity and the effectiveness of PPL's cybersecurity strategy are regular topics of discussion at Board of Directors meetings. PPL's strategy for managing cyber-related risks is risk-based and, where appropriate, integrated within PPL's enterprise risk management processes. PPL's Chief Information Security Officer (CISO), who reports directly to the Chief Executive Officer, leads a dedicated cybersecurity team and is responsible for the design, implementation, and execution of cyber-risk management strategy. Among other things, the CISO and the cybersecurity team actively monitor the Registrants' systems, regularly review policies, compliance, regulations and best practices, perform penetration testing, lead response exercises and internal campaigns, and provide training and communication across the organization to strengthen secure behavior. The cybersecurity team also routinely participates in industry-wide programs to further information sharing, intelligence gathering, and unity of effort in responding to potential or actual attacks. In addition, in 2018, PPL revised and formalized its internal policy and procedures for communicating cybersecurity incidents on an enterprise-wide basis.
In addition to these enterprise-wide initiatives, PPL's Kentucky and Pennsylvania operations are subject to extensive and rigorous mandatory cybersecurity requirements that are developed and enforced by NERC and approved by the FERC to protect grid security and reliability. Finally, PPL purchases insurance to protect against a wide range of costs that could be incurred in connection with cyber-related incidents. There can be no assurance, however, that these efforts will be effective to prevent interruption of services or other damage to the Registrants' businesses or operations or that PPL's insurance coverage will cover all costs incurred in connection with any cyber-related incident.

AVAILABLE INFORMATION

PPL's Internet website is www.pplweb.com. Under the Investors heading of that website, PPL provides access to SEC filings of the Registrants (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d)) free of charge, as soon as reasonably practicable after filing with the SEC. The information contained on, or available through, PPL's Internet website is not, and shall not be deemed to be, incorporated by reference into this report. Additionally, the Registrants' filings are available at the SEC's website (www.sec.gov).

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

Order of Subsection Presentation

A.Risks Related to Our U.K. Regulated Segment
B.Risks Related to Registrant Holding Companies
C.Risks Related to Domestic Regulated Utility Operations
D.Risks Specific to Kentucky Regulated Segment
E.Risks Specific to Pennsylvania Regulated Segment
F.Risks Related to All Segments

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

•changes in laws or regulations relating to U.K. operations, including rate regulations beginning in April 2023 under RIIO-ED2, ability to recover previously incurred costs, operational performance and tax laws and regulations;
•changes in government policies, personnel or approval requirements;
•changes in general economic conditions affecting the U.K.;
•regulatory reviews of tariffs for DNOs;
•changes in labor relations;
•limitations on foreign investment or ownership of projects and returns or distributions to foreign investors;
•limitations on the ability of foreign companies to borrow money from foreign lenders and lack of local capital or loans;
•changes in U.S. tax law applicable to taxation of foreign earnings;
•compliance with U.S. foreign corrupt practices laws; and
•prolonged periods of low inflation or deflation.

PPL's earnings may be adversely affected by the U.K. withdrawal from the European Union.

The U.K. formally left the EU on January 31, 2020 and entered into a transition period that ended on December 31, 2020 through which the U.K. sought to negotiate a free trade agreement with the EU and new trade terms with countries outside of the EU. Successively, the EU-UK Trade and Cooperation Agreement was agreed on December 24, 2020 and ratified by the U.K. Parliament on December 30, 2020 and was provisionally applied by the EU from December 31, 2020. While significant progress has been made, uncertainty continues to surround the economic impact of Brexit. PPL believes that its greatest risks relate to any extended period of depressed value of the GBP or the potential further decline in the value of the GBP compared to the U.S. dollar.

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

In addition to regulating the rates we charge, various federal and state regulatory authorities regulate many aspects of our domestic utility operations, including:

•the terms and conditions of our service and operations;
•financial and capital structure matters;
•siting, construction and operation of facilities;
•mandatory reliability and safety standards under the Energy Policy Act of 2005 and other standards of conduct;
•accounting, depreciation and cost allocation methodologies;
•tax matters;
•affiliate transactions;
•acquisition and disposal of utility assets and issuance of securities; and
•various other matters, including energy efficiency.

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

The domestic regulated utility businesses are capital intensive and require significant investments in energy generation (in the case of LG&E and KU) and transmission, distribution and other infrastructure projects, such as projects for environmental compliance and system reliability. The completion of these projects without delays or cost overruns is subject to risks in many areas, including:

•approval, licensing and permitting;
•land acquisition and the availability of suitable land;
•skilled labor or equipment shortages;
•construction problems or delays, including disputes with third-party intervenors;
•increases in commodity prices or labor rates; and
•contractor performance.

Failure to complete our capital projects on schedule or on budget, or at all, could adversely affect our financial performance, operations and future growth if such expenditures are not granted rate recovery by our regulators.

We are or may be subject to costs of remediation of environmental contamination at facilities owned or operated by our former subsidiaries.

We may be subject to liability for the costs of environmental remediation of property now or formerly owned by us with respect to substances that we may have generated regardless of whether the liabilities arose before, during or after the time we owned or operated the facilities. We also have current or previous ownership interests in sites associated with the production of manufactured gas for which we may be liable for additional costs related to investigation, remediation and monitoring of these sites. Remediation activities associated with our former manufactured gas plant operations are one source of such costs. Citizen groups or others may bring litigation regarding environmental issues including claims of various types, such as property damage, personal injury and citizen challenges to compliance decisions on the enforcement of environmental requirements, which could subject us to penalties, injunctive relief and the cost of litigation. We cannot predict the amount and timing of future expenditures (including the potential or magnitude of fines or penalties) related to such environmental matters, although they could be material.

D. Risks Specific to Kentucky Regulated Segment

(PPL, LKE, LG&E and KU)

We are subject to financial, operational, regulatory and other risks related to requirements, developments and uncertainties in environmental regulation, including those affecting coal-fired generation facilities.

Extensive federal, state and local environmental laws and regulations are applicable to LG&E's and KU's generation supply, including its air emissions, water discharges (ELGs) and the management of hazardous and solid wastes (CCRs), among other business-related activities, and the costs of compliance or alleged non-compliance cannot be predicted and could be material. In addition, our costs may increase significantly if the requirements or scope of environmental laws, regulations or similar rules are expanded or changed as the environmental standards governing LG&E’s and KU’s businesses, particularly as applicable to coal-fired generation and related activities, continue to be subject to uncertainties due to rulemaking and other regulatory developments, legislative activities and litigation, administrative and permit challenges. The new U.S. presidential administration is considering a wide range of potential policies, executive orders, rules, legislation and other initiatives in connection with climate change that may affect these costs. Depending on the extent, frequency and timing of such changes, the companies may face higher risks of unsuccessful implementation of environmental-related business plans, noncompliance with applicable environmental rules, delayed or incomplete rate recovery or increased costs of implementation. Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or forfeitures, operational changes, permit limitations or other restrictions. At some of our older generating facilities it may be uneconomic for us to install necessary pollution control equipment, which could cause us to retire those units. Market prices for energy and capacity also affect this cost-effectiveness analysis. Many of these environmental law considerations are also applicable to the operations of our key suppliers or customers, such as coal producers, power producers and industrial power users, and may impact the costs of their products and demand for our services.

(PPL, LKE and LG&E)

We are subject to operational, regulatory and other risks regarding natural gas supply infrastructure.

A natural gas pipeline explosion or associated incident could have a significant impact on LG&E’s natural gas operations or result in significant damages and penalties that could have an adverse impact on LG&E’s financial position and results of operations. The Pipeline and Hazardous Materials Safety Administration enforces regulations that govern the design, construction, operation and maintenance of pipeline facilities. Failure to comply with these regulations could result in the assessment of fines or penalties against LG&E. These regulations require, among other things, that pipeline operators take certain measures with respect to pipeline integrity. Depending on the results of integrity tests and other integrity program activities, we could incur significant and unexpected costs to perform remedial activities on our natural gas infrastructure to ensure our continued safe and reliable operation. Recent pipeline incidents in the U.S. have also led to the introduction of proposed rules and possible federal legislative actions which could impose restrictions on LG&E’s operations or require more stringent testing to ensure pipeline integrity. Implementation of these regulations could increase our costs to comply with pipeline integrity and safety regulations.

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

Until the COVID-19 virus is contained, it poses significant risks to the health and welfare of the Registrants’ customers, employees, contractors and suppliers, and to the conduct of their business. Mandates to stay at home, shelter in place, or quarantine and resulting lock-down or closures of non-essential businesses could reduce demand for electricity and gas, and continue to cause shifts in demand between residential, commercial and industrial customers that could negatively impact the Registrants’ financial condition. Customers experiencing financial strain from unemployment, furloughs, or reduced work hours may not be able to pay their bills on a timely basis, which could negatively impact our liquidity. Continued economic disruption may further depress the GBP to U.S. dollar exchange rate and increase PPL's foreign exchange exposure. New or changing legislation or regulatory orders may unfavorably impact the Registrants or the utility industry generally.

All of these factors have the potential to materially and adversely affect the Registrants’ business and operations, especially if they remain in effect for a prolonged period of time. At this time, the Registrants’ cannot predict the extent to which these or other pandemic-related factors may affect their business, earnings or other financial results, as it depends on the duration and scope of the outbreak, the measures undertaken in response and other future developments, all of which are highly uncertain. In addition to the factors discussed above, investors should be aware that other COVID-19-related risks may emerge in the future and may prove to be significant. Investors should carefully consider the discussion of COVID-19 related items presented in this Annual Report on Form 10-K, especially to the extent that the COVID-19 pandemic may exacerbate or increase those risks.

The operation of our businesses is subject to cyber-based security and data integrity risks.

Numerous functions affecting the efficient operation of our businesses are dependent on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems. The operation of our transmission and distribution systems, as well as our generation plants, are all reliant on cyber-based technologies and, therefore, subject to the risk that these systems could be the target of disruptive actions by terrorists or criminals or otherwise be compromised by unintentional events. As a result, operations could be interrupted, property could be damaged and sensitive customer information lost or stolen, causing us to incur significant losses of revenues, other substantial liabilities and damages, costs to replace or repair damaged equipment and damage to our reputation. In addition, under the Energy Policy Act of 2005, users, owners and operators of the bulk power transmission system, including PPL Electric, LG&E and KU, are subject to mandatory reliability standards promulgated by NERC and enforced by the FERC. As an operator of natural gas distribution systems, LG&E is also subject to mandatory reliability standards of the U.S. Department of Transportation. Failure to comply with these standards could result in the imposition of fines or civil penalties, and potential exposure to third party claims for alleged violations of the standards.

We are subject to risks associated with federal and state tax laws and regulations.

Changes in tax law as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact our results of operations and cash flows. We are required to make judgments in order to estimate our obligations to taxing authorities. These tax obligations include income, property, gross receipts, franchise, sales and use, employment-related and other taxes. We also estimate our ability to utilize deferred tax assets and tax credits. Dependent upon the revenue needs of the jurisdictions in which our businesses operate, various tax and fee increases may be proposed or considered. We cannot predict changes in tax law or regulation or the effect of any such changes on our businesses. Any such changes could increase tax expense and could have a significant negative impact on our results of operations and cash flows. The effects of the TCJA have been reflected in our financial statements, and we continue to evaluate the application of the law in calculating income tax expense.

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

We are involved in legal proceedings, claims and litigation and periodically are subject to state and federal investigations arising out of our business operations, the most significant of which are summarized in Item 1. Business and "Regulatory Matters" in Note 7 to the Financial Statements and in "Legal Matters" and "Regulatory Issues" in Note 14 to the Financial Statements. We cannot predict the ultimate outcome of these matters, nor can we reasonably estimate the costs or liabilities that could potentially result from a negative outcome in each case.

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

We may incur liabilities in connection with divestitures.

In connection with various divestitures, and certain other transactions, we have indemnified or guaranteed parties against certain liabilities. These indemnities and guarantees relate, among other things, to liabilities which may arise with respect to the period during which we or our subsidiaries operated a divested business, and to certain ongoing contractual relationships and entitlements with respect to which we or our subsidiaries made commitments in connection with the divestiture. See "Guarantees and Other Assurances" in Note 14 to the Financial Statements.

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

War, terrorist attacks and unrest have caused and may continue to cause instability in the world's financial and commercial markets. In addition, unrest could lead to acts of terrorism in the United States, the United Kingdom or elsewhere, and acts of terrorism could be directed against companies such as ours. Armed conflicts and terrorism and their effects on us or our markets may significantly affect our business and results of operations in the future. In addition, we may incur increased costs for security, including additional physical plant security and security personnel or increased capability following a terrorist incident.

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

We experience attrition due primarily to retiring employees, with the risk that critical knowledge will be lost and that it may be difficult to replace departed personnel, and to attract and retain new personnel, with appropriate skills and experience.

ITEM 1B. UNRESOLVED STAFF COMMENTS

PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

ITEM 2. PROPERTIES

U.K. Regulated Segment (PPL)

For a description of WPD's service territory, see "Item 1. Business - General - Segment Information - U.K. Regulated Segment." WPD has electric distribution lines in public streets and highways pursuant to legislation and rights-of-way secured from property owners. At December 31, 2020, WPD's distribution system in the U.K. includes 1,895 substations with a total capacity of 74 million kVA, 55,637 circuit miles of overhead lines and 85,333 underground cable miles.

Kentucky Regulated Segment (PPL, LKE, LG&E and KU)

LG&E's and KU's properties consist primarily of regulated generation facilities, electricity transmission and distribution assets and natural gas transmission and distribution assets in Kentucky. The capacity of generation units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances. The electricity generating capacity at December 31, 2020 was:

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

(a)Trimble County Unit 1 and Trimble County Unit 2 are jointly owned with Illinois Municipal Electric Agency and Indiana Municipal Power Agency. Each owner is entitled to its proportionate share of the units' total output and funds its proportionate share of capital, fuel and other operating costs. See Note 13 to the Financial Statements for additional information.
(b)There is an inlet air cooling system attributable to these units. This inlet air cooling system is not jointly owned; however, it is used to increase production on the units to which it relates, resulting in an additional 12 MW of capacity for LG&E and an additional 86 MW of capacity for KU.
(c)This unit is a 10 MW facility and achieves such production. The 8 MW solar facility summer capacity rating is reflective of an average expected output across the peak hours during the summer period based on average weather conditions at the solar facility.

For a description of LG&E's and KU's service areas, see "Item 1. Business - General - Segment Information - Kentucky Regulated Segment." At December 31, 2020, LG&E's and KU's electricity transmission and distribution systems and LG&E's natural gas transmission and distribution systems were:

	LKE		LG&E		KU
	Distribution	Transmission	Distribution	Transmission	Distribution	Transmission
Electricity System
Substations (a)	556	289	96	76	460	213
Capacity (in millions of kVA)	13	22	5	8	8	14
Overhead lines (circuit miles)	17,892	4,728	3,883	669	14,009	4,059
Underground lines (circuit miles)	5,354	—	2,706	—	2,648	—

Natural Gas System
Distribution mains (miles)	4,398	—	4,398	—	—	—
Transmission pipeline (miles)	—	234	—	234	—	—
Transmission storage lines (miles)	—	117	—	117	—	—
Combustion turbine lines (miles)	—	30	—	19	—	11
Storage fields	—	5	—	5	—	—
Storage field capacity (Bcf)	—	15	—	15	—	—

(a)192 substations (62 at LG&E and 130 at KU) are shared between the distribution and transmission systems.

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

Pennsylvania Regulated Segment (PPL and PPL Electric)

For a description of PPL Electric's service area, see "Item 1. Business - General - Segment Information - Pennsylvania Regulated Segment." PPL Electric has electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners. At December 31, 2020, PPL Electric's transmission system includes 51 substations with a total capacity of 31 million kVA and 5,470 circuit miles in service. PPL Electric's distribution system includes 352 substations with a total capacity of 14 million kVA, 36,453 circuit miles of overhead lines and 8,610 underground circuit miles. All of PPL Electric's facilities are located in Pennsylvania. Substantially all of PPL Electric's distribution properties and certain transmission properties are subject to the lien of the PPL Electric 2001 Mortgage Indenture. See Note 8 to the Financial Statements for additional information.

ITEM 3. LEGAL PROCEEDINGS

See Notes 6, 7 and 14 to the Financial Statements for information regarding legal, tax and regulatory matters and proceedings.

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

PPL Corporation

Additional information for this item is set forth in the sections entitled "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Shareowner and Investor Information" of this report. At January 31, 2021, there were 50,548 common stock shareowners of record.

There were no purchases by PPL of its common stock during the fourth quarter of 2020.

PPL Electric Utilities Corporation

There is no established public trading market for PPL Electric's common stock, as PPL owns 100% of the outstanding common shares. Dividends paid to PPL on those common shares are determined by PPL Electric's Board of Directors. PPL Electric paid common stock dividends to PPL of $400 million in 2020 and $486 million in 2019.

LG&E and KU Energy LLC

There is no established public trading market for LKE's membership interests. PPL owns all of LKE's outstanding membership interests. Distributions on the membership interests are paid as determined by LKE's Board of Directors. LKE made cash distributions to PPL of $283 million in 2020 and $308 million in 2019.

Louisville Gas and Electric Company

There is no established public trading market for LG&E's common stock, as LKE owns 100% of the outstanding common shares. Dividends paid to LKE on those common shares are determined by LG&E's Board of Directors. LG&E paid common stock dividends to LKE of $161 million in 2020 and $182 million in 2019.

Kentucky Utilities Company

There is no established public trading market for KU's common stock, as LKE owns 100% of the outstanding common shares. Dividends paid to LKE on those common shares are determined by KU's Board of Directors. KU paid common stock dividends to LKE of $200 million in 2020 and $229 million in 2019.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Omitted as permitted in SEC Release No. 33-10890.

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

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing 2020 with 2019. For PPL, "Results of Operations" also includes "Segment Earnings" and "Adjusted Gross Margins," which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure.

•"Financial Condition - Liquidity and Capital Resources" provides an analysis of the Registrants' liquidity positions and credit profiles. This section also includes a discussion of forecasted sources and uses of cash and rating agency actions.

•"Financial Condition - Risk Management" provides an explanation of the Registrants' risk management programs relating to market and credit risk.

•"Application of Critical Accounting Policies" provides an overview of the accounting policies that are particularly important to the results of operations and financial condition of the Registrants and that require their management to make significant estimates, assumptions and other judgments of inherently uncertain matters.

For comparison of the Registrants’ results of operations and cash flows for the years ended December 31, 2019 to December 31, 2018, refer to “Item 7. Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2019 Form 10-K, filed with the SEC on February 14, 2020.

Overview

For a description of the Registrants and their businesses, see "Item 1. Business."

Business Strategy

(All Registrants)

PPL operates seven fully regulated high-performing utilities. These utilities are located in the U.K., Pennsylvania and Kentucky, constructive regulatory jurisdictions with distinct regulatory structures and customer classes.

PPL's strategy, and that of the other Registrants, is to deliver best-in-sector operational performance, invest in a sustainable energy future, provide superior customer service, maintain a strong financial foundation, and engage and develop its people. PPL's business plan is designed to achieve growth by providing efficient, reliable and safe operations and strong customer service, maintaining constructive regulatory relationships and achieving timely recovery of costs. These businesses are expected to achieve long-term growth in rate base in the U.S. and RAV in the U.K. Rate base growth is being driven by planned significant capital expenditures to maintain existing assets and improve system reliability and, for LKE, LG&E and KU, to comply with federal and state environmental regulations related to coal-fired electricity generation facilities.

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

Financial and Operational Developments

Initiation of Formal Process to Sell U.K. Utility Business (PPL)

On August 10, 2020, PPL announced that it initiated a formal process to sell its U.K. utility business. There can be no assurance of any specific outcome, including whether the sale process will result in the completion of any potential transaction, the timing or terms thereof, the value or benefits that may be realized or the effect that any potential transaction will have on future financial results.

As a result of the potential sale, PPL assessed the recoverability of the assets of its U.K. utility business. PPL prepared probability-weighted undiscounted cash flow estimates as of December 31, 2020 and September 30, 2020 that considered the likelihood of the possible outcomes of the sale process, including the possibility of not selling the U.K. utility business. The resulting cash flow analyses exceeded the carrying value of the assets of the U.K. utility business. A change in the possible outcomes of the sale process could result in the carrying value of the assets of the U.K. utility business not being recoverable, which could result in an impairment in future periods. The U.K. utility business will continue to be classified as held and used until it meets the criteria to be classified as held for sale, which includes management obtaining a commitment to a plan to sell from its Board of Directors.

Should the U.K. utility business meet the criteria to be classified as held for sale in a future period, PPL will be required at that time to compare the estimated fair value of its investment in the U.K. utility business, less costs to sell, to its carrying value, including accumulated other comprehensive losses related to the U.K. utility business, for impairment purposes. The resulting measurement may result in a loss. In addition, PPL will reassess its assertion of the indefinite reinvestment of the unremitted earnings of the U.K. utility business. See Note 21 to the Financial Statements for additional information on accumulated other comprehensive income and losses. See Note 6 to the Financial Statements for additional information on income taxes.

Outbreak of COVID-19 (All Registrants)

The continued spread of COVID-19 has disrupted the U. S. and global economies and continues to present extraordinary challenges to businesses, communities, workforces and markets. The Registrants have taken significant steps to mitigate the potential spread of COVID-19 to our customers, suppliers and employees. PPL has successfully implemented its company-wide pandemic plan, which guides the emergency response. Business continuity and other precautionary measures have been taken to ensure we can continue to safely provide reliable electricity and gas service to our customers. The Registrants have implemented social distancing measures for all employees including work from home arrangements where possible and continue to implement strong physical and cyber security measures to ensure that systems function effectively to serve operational and remote workforce needs. The Registrants continue to monitor developments affecting their workforces and customers and will take additional actions as appropriate to respond to changing conditions and mitigate the impacts.

This rapidly evolving situation could lead to continued disruption of economic activity in the Registrants’ markets for an undetermined period of time. Lock-down or closure of non-essential businesses has occurred in each of the Registrants’ service territories, which has resulted in reductions in commercial and industrial demand and an increase in residential demand for electricity service. The impact of this net reduction in load has not been material to the Registrants' 2020 financial condition. The impact on future periods will depend upon various factors, including the pace and extent to which the Registrants' jurisdictions reopen their economies and community response to the reopening of businesses as well as the extent that businesses continue work from home protocols. We cannot predict these factors and therefore cannot quantify the overall impact COVID-19 will have on our future results of operations.

The Registrants are committed to supporting their customers and communities and have followed federal and state mandates related to suspending disconnections for non-payment and new late fees, reconnecting service for customers who had previously been disconnected and developing late payment plans with customers, where appropriate. The Registrants have experienced an increase in aged accounts receivable, resulting in an increase in expected credit losses. See "Current Expected Credit Losses" in Note 1 to the Financial Statements for additional information. The Registrants will continue to monitor cash receipts and accounts receivable aging to determine if further increases in their allowance for uncollectible accounts are required.

At December 31, 2020, the Registrants had approximately $3.2 billion of combined unused credit facility capacity. In addition, PPL Capital Funding, PPL Electric, LG&E and KU may, subject to certain conditions, increase their syndicated credit facilities in an aggregate amount of up to $1 billion. In April 2020, PPL Capital Funding issued $1 billion of 4.125% Senior Notes due 2030. In June 2020, KU issued $500 million of First Mortgage Bonds due 2050. In October 2020, PPL Electric issued $250 million of First Mortgage Bonds, Floating Rate Series due 2023. In October 2020, WPD (South Wales) issued £250 million of 1.625% Senior Notes due 2035. Based on available liquidity and access to capital markets, the Registrants do not anticipate a significant impact on their financial condition or liquidity, and do not foresee difficulties in accessing the capital markets in the near-term. See Note 8 to the Financial Statements for additional information.

The Registrants have assessed the fair value of their assets and liabilities and no impairment charges were required. See “Goodwill Assessment” below for additional information on the interim goodwill impairment test performed for the U.K. Regulated segment reporting unit in the first quarter of 2020 and the annual goodwill impairment tests performed in the fourth quarter of 2020 for all of PPL's reporting units.

PPL’s pension plans continue to be well-funded as its liability-driven investment strategy and active management function to mitigate investment losses resulting from market volatility.

In response to COVID-19, various forms of aid and relief were enacted in 2020, including the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The provisions of the CARES Act and other forms of aid and relief did not have a material impact on the Registrants' financial statements.

For the year ended December 31, 2020 the following estimated changes in revenue and incremental costs incurred resulted from the impact of COVID-19.

	Reduction in Revenue	Incremental Costs
PPL	$(114)	$28
WPD	(82)	19
LKE	(32)	7
LG&E	(18)	3
KU	(14)	4

WPD tariffs are set to recover allowed revenues. Any under-recoveries, including the estimated amounts shown above, will be added to revenue, with interest, in future years through K-factor. See discussion of K-factor in “Item 1. Business.” The impact on revenue and incremental COVID-19 related costs were not significant at PPL Electric.

To date, there has been no material impact on the Registrants’ operations, financial condition, liquidity or on their supply chain as a result of COVID-19. The ultimate severity or duration of the outbreak or its effects on the global economy, the capital markets, or the Registrants’ workforce, contractors, customers and suppliers is uncertain. The Registrants cannot predict the ultimate impact COVID-19 will have on their financial position, results of operations, cash flows or liquidity.

Goodwill Assessment (PPL, LKE, LG&E and KU)

During the three months ended March 31, 2020, PPL, LKE, LG&E and KU considered whether the impact of COVID-19 described above, resulting volatility and decrease in PPL's shares would more likely than not reduce the fair value of the Registrants’ reporting units below their carrying amounts. Based on our assessment, a quantitative impairment test was not required for the LKE, LG&E and KU reporting units, but was required for the U.K. Regulated segment reporting unit, the allocated goodwill of which was $2.5 billion at March 31, 2020. The test did not indicate impairment of the reporting unit.

No impairments were recognized in conjunction with the annual goodwill impairment tests performed in the fourth quarter of 2020. See "Long-Lived and Intangible Assets - Asset Impairment (Excluding Investments)" in Note 1 to the Financial Statements for additional information. An impairment charge could occur in future periods if PPL’s share price or any of the assumptions used in determining fair value of the reporting units are negatively impacted.

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

U.S. Tax Reform (All Registrants)

In July 2020, the IRS issued final and new proposed regulations relating to the limitation on interest deductibility. The final regulations do not apply to the Registrants until the 2021 tax year. The new proposed regulations were finalized on January 5, 2021 and will apply to the Registrants in the 2022 tax year. The Registrants are evaluating the final regulations issued in 2021, but do not expect these regulations or the 2020 final regulations to have a material impact on the Registrants’ financial condition or results of operations.
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

The U.K. formally left the EU on January 31, 2020 and entered into a transition period that ended on December 31, 2020 through which the U.K. sought to negotiate a free trade arrangement with the EU and new trade terms with countries outside of the EU. Successively, the EU-UK Trade and Cooperation Agreement was agreed on December 24, 2020 and ratified by the

U.K. Parliament on December 30, 2020 and was provisionally applied by the EU beginning December 31, 2020. While significant progress has been made, uncertainty continues to surround the economic impact of Brexit. PPL believes that its greatest risks relate to any extended period of depressed value of the GBP or the potential further decline in the value of the GBP compared to the U.S. dollar.

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

(PPL, LKE, LG&E and KU)

The businesses of LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, and ELGs. See "Item 1. Business" and Notes 7, 14 and 20 to the Financial Statements for a discussion of these significant environmental matters. These and other environmental requirements led PPL, LKE, LG&E and KU to retire approximately 1,200 MW of coal-fired generating plants in Kentucky since 2010.

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

On July 30, 2020, Ofgem published its consultation on the RIIO-ED2 price control methodology which Ofgem will use to apply its framework decisions listed above. Some of the key aspects in Ofgem’s consultation include:

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

WPD and PPL continue to be fully engaged in the RIIO-ED2 process. The comment period on the July 30, 2020 consultation closed on October 1, 2020, which WPD provided a response to, and a decision on the RIIO-ED2 Sector Specific Methodology was made in December 2020 with the Regulatory finance decisions to be confirmed in the first quarter of 2021. Final Determinations for RIIO-ED2 will be made in December 2022. The RIIO-ED2 price control will come into effect on April 1, 2023. PPL cannot predict the outcome of this process or the long-term impact the final RIIO-ED2 price control will have on its financial condition or results of operations.

Challenge to PPL Electric Transmission Formula Rate Return on Equity

(PPL and PPL Electric)

On May 21, 2020, PP&L Industrial Customer Alliance (PPLICA) filed a complaint with the FERC alleging that PPL Electric's base return on equity (ROE) of 11.18% used to determine PPL Electric's formula transmission rate is unjust and unreasonable, and proposing an alternative ROE of 8.00% based on its interpretation of FERC Opinion No. 569. However, also on May 21, 2020, the FERC issued Opinion No. 569-A in response to numerous requests for rehearing of Opinion No. 569, which revised the method for analyzing base ROE. On June 10, 2020, PPLICA filed a Motion to Supplement the May 21, 2020 complaint in which PPLICA continued to allege that PPL Electric’s base ROE is unjust and unreasonable, but revised its analysis of PPL Electric's base ROE to reflect the guidance provided in Opinion No. 569-A. The amended complaint proposed an updated alternative ROE of 8.50% and also requested that the FERC preserve the original refund effective date as established by the filing of the original complaint on May 21, 2020. Several parties have filed motions to intervene, including one party who filed Comments in Support of the original complaint.

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

On October 15, 2020, the FERC issued an order on the PPLICA complaints which established hearing and settlement procedures, set a refund effective date of May 21, 2020 and granted the motions to intervene. On November 16, 2020, PPL Electric filed a request for rehearing of the portion of the October 15, 2020 Order that set the May 21, 2020 refund effective date. On December 17, 2020, the FERC issued a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. On February 16, 2021, PPL Electric filed a Petition for Review with the United States Court of Appeals for the District of Columbia Circuit of the portion of the October 15, 2020 Order that set the May 21, 2020 refund effective date.

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

FERC Transmission Rate Filing

(PPL, LKE, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. Due to the development of robust, accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. In March 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, subject to FERC review and approval. In July 2019, LG&E and KU proposed their transition mechanism to the FERC and in September 2019, the FERC rejected the proposed transition mechanism and issued a separate order providing clarifications of certain aspects of the March order. In October 2019, LG&E and KU filed requests for rehearing and clarification on the two September orders. In September 2020, the FERC issued its orders in the rehearing process that modified the discussion in, and set aside portions of, the September 2019 orders including adjusting factors impacting the proposed transition mechanism. In October 2020, both LG&E and KU and other parties filed separate motions for rehearing and clarification regarding FERC’s September 2020 orders. In November 2020, the FERC denied the parties’ rehearing requests. In November 2020 and January 2021, LG&E and KU and other parties filed for appeal of the September 2020 and November 2020 orders with the D.C. Circuit Court of Appeals, where certain additional prior petitions for review relating to the proceedings are also pending. On January 15, 2021, LG&E and KU made a filing seeking FERC acceptance of a new proposal for a transition mechanism. LG&E and KU cannot predict the outcome of these proceedings. LG&E and KU currently receive recovery of the waivers and credits provided through other rate mechanisms.

Rate Case Proceedings

(PPL, LKE, LG&E and KU)

On November 25, 2020, LG&E and KU filed requests with the KPSC for an increase in annual electricity and gas revenues of approximately $331 million ($131 million and $170 million in electricity revenues at LG&E and KU and $30 million in gas revenues at LG&E). The revenue increases would be an increase of 11.6% and 10.4% in electricity revenues at LG&E and KU, and an increase of 8.3% in gas revenues at LG&E. LG&E and KU are also requesting approval of a one-year billing credit which will credit customers approximately $53 million ($41 million at LG&E and $12 million at KU). The billing credit represents the return to customers of certain regulatory liabilities on LG&E’s and KU’s balance sheets and serves to partially mitigate the rate increases during the first year in which the new rates are in effect.

LG&E’s and KU’s applications also include a request for a CPCN to deploy Advanced Metering Infrastructure across LG&E’s and KU’s service territories in Kentucky.

The applications are based on a forecasted test year of July 1, 2021 through June 30, 2022 and request an authorized return on equity of 10.0%. Subject to KPSC approval, the requested rates, decreased by the amount of the billing credit, are expected to become effective July 1, 2021. Certain counterparties have intervened in the proceedings. Data discovery and the filing of written testimony will continue through April 2021 and a hearing is expected to occur during the second quarter of 2021. PPL, LKE, LG&E and KU cannot predict the outcome of these proceedings.

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

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on PPL's Statements of Income, comparing 2020 with 2019. The "Segment Earnings" and "Adjusted Gross Margins" discussions for PPL provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure.

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

(PPL Electric, LKE, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LKE, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing 2020 with 2019. The results of operations section for PPL Electric, LKE, LG&E and KU is presented in a reduced disclosure format in accordance with General Instructions (I)(2)(a) of Form 10-K.

PPL: Statement of Income Analysis, Segment Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2020	2019	2020 vs. 2019
Operating Revenues	$7,607	$7,769	$(162)
Operating Expenses
Operation
Fuel	632	709	(77)
Energy purchases	634	723	(89)
Other operation and maintenance	1,944	1,985	(41)
Depreciation	1,287	1,199	88
Taxes, other than income	307	313	(6)
Total Operating Expenses	4,804	4,929	(125)
Other Income (Expense) - net	169	309	(140)
Interest Expense	1,001	994	7
Income Taxes	502	409	93
Net Income	$1,469	$1,746	$(277)

Operating Revenues

The increase (decrease) in operating revenues was due to:

2020 vs. 2019
Domestic:
PPL Electric Distribution price (a)	$(27)
PPL Electric Distribution volume (b)	(16)
PPL Electric PLR (c)	(57)
PPL Electric Transmission Formula Rate (d)	82
LKE Volumes (b)	(95)
LKE Demand (e)	(42)
LKE Fuel and other energy prices (f)	(37)
LKE Municipal supply (g)	(28)
LKE Retail rates (h)	64
LKE ECR (i)	29
Other	(1)
Total Domestic	(128)
U.K.:
Price	13
Volumes (e)	(67)
Foreign currency exchange rates	14
Engineering recharge income	7
Other	(1)
Total U.K.	(34)
Total	$(162)

(a)    Distribution price variance was primarily due to reconcilable cost recovery mechanisms approved by the PUC.
(b)    The decrease was primarily due to unfavorable weather.
(c)    The decrease was primarily the result of lower energy prices, unfavorable weather and lower usage, partially offset by higher volumes of non-shopping customers.
(d)    The increase was primarily due to returns on additional capital investments.
(e)    The decrease was primarily due to COVID-19.
(f)    The decrease was primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs.
(g)    The decrease was primarily due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.
(h)    The increase was primarily due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.

(i)    The increase was primarily due to higher recoverable depreciation expense as a result of higher depreciation rates effective May 1, 2019.

Fuel

Fuel decreased $77 million in 2020 compared with 2019 at LKE, primarily due to a $46 million decrease in volumes driven by weather, a $27 million decrease in commodity costs and a $9 million decrease in volumes driven by the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

Energy Purchases

Energy purchases decreased $89 million in 2020 compared with 2019, primarily due to a $58 million decrease at PPL Electric due to lower PLR prices of $70 million, partially offset by higher transmission enhancement expenses of $13 million and a $31 million decrease at LKE primarily due to a $24 million decrease in commodity costs.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

2020 vs. 2019
Domestic:
PPL Electric Act 129	$(17)
PPL Electric storm costs	(11)
PPL Electric universal service programs	(10)
PPL Electric vegetation management	(8)
PPL Electric canceled projects	7
LKE administrative and general	(12)
LKE plant operations and maintenance	(11)
LKE distribution operations and maintenance	(9)
LKE COVID-19	7
Stock compensation expense	(7)
Other	(13)
U.K.:
Pension	6
Third-party engineering	9
Engineering management	5
COVID-19 impact	19
Other	4
Total	$(41)

Depreciation

The increase (decrease) in depreciation was due to:

2020 vs. 2019
Additions to PP&E, net	$55
Depreciation rates (a)	26
Other	7
Total	$88

(a)Higher depreciation rates were effective May 1, 2019 at LG&E and KU.

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net was due to:

2020 vs. 2019
Economic foreign currency exchange contracts (Note 18)	$(84)
Defined benefit plans - non-service credits (Note 12)	(54)
Charitable contributions	14
Other	(16)
Total	$(140)

Interest Expense

The increase (decrease) in interest expense was due to:

2020 vs. 2019
Long-term debt interest	$23
Short-term debt interest	(18)
Other	2
Total	$7

Income Taxes

The increase (decrease) in income taxes was due to:

2020 vs. 2019
Change in pre-tax income	$(37)
Federal and state income tax return adjustments	(10)
U.S. income tax on foreign earnings net of foreign tax credit	9
Impact of the U.K. Finance Acts on deferred tax balances (a)	115
Kentucky recycling credit, net of federal income tax expense (b)	18
Other	(2)
Total	$93

(a)The U.K. corporation tax rate was scheduled to be reduced from 19% to 17%, effective April 1, 2020. On March 11, 2020, the U.K. Finance Act 2020 included a cancellation of the tax rate reduction to 17%, thereby maintaining the corporation tax rate at 19% for financial years 2020 and 2021. The Finance Act 2020 was formally enacted on July 22, 2020. The impact of the cancellation of the corporation tax rate reduction resulted in an increase in deferred tax liabilities and a corresponding deferred tax cost of $106 million.
(b)In 2019, LKE recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky.

See Note 6 to the Financial Statements for additional information on income taxes.

Segment Earnings

PPL's net income by reportable segments were as follows:

			Change
	2020	2019	2020 vs. 2019
U.K. Regulated	$686	$977	$(291)
Kentucky Regulated	418	436	(18)
Pennsylvania Regulated	497	458	39
Corporate and Other (a)	(132)	(125)	(7)
Net Income	$1,469	$1,746	$(277)

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

Unrealized gains or losses on foreign currency economic hedges include the changes in fair value of foreign currency contracts used to hedge GBP-denominated anticipated earnings and anticipated proceeds from the potential sale of PPL's U.K. utility business. The changes in fair value of these contracts are recognized immediately within GAAP earnings. Management believes that excluding these amounts from Earnings from Ongoing Operations until settlement of the contracts provides a better matching of the financial impacts of those contracts with the economic value of PPL's underlying hedged earnings. See Note 18 to the Financial Statements and "Risk Management" below for additional information on foreign currency economic activity.

PPL's Earnings from Ongoing Operations by reportable segment were as follows:

			Change
	2020	2019	2020 vs. 2019
U.K. Regulated	$1,027	$1,032	$(5)
Kentucky Regulated	423	436	(13)
Pennsylvania Regulated	498	458	40
Corporate and Other	(101)	(120)	19
Earnings from Ongoing Operations	$1,847	$1,806	$41

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global, which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from GBP into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs, and certain acquisition-related financing costs. The U.K. Regulated segment represents 47% of PPL's Net Income for 2020 and 40% of PPL's assets at December 31, 2020.

Net Income and Earnings from Ongoing Operations include the following results:

			Change
	2020	2019	2020 vs. 2019
Operating revenues	$2,133	$2,167	$(34)
Other operation and maintenance	549	510	39
Depreciation	265	250	15
Taxes, other than income	127	127	—
Total operating expenses	941	887	54
Other Income (Expense) - net	166	294	(128)
Interest Expense	400	405	(5)
Income Taxes	272	192	80
Net Income	686	977	(291)
Less: Special Items	(341)	(55)	(286)
Earnings from Ongoing Operations	$1,027	$1,032	$(5)

The following after-tax gains (losses), which management considers special items, impacted the U.K. Regulated segment's results and are excluded from Earnings from Ongoing Operations:

	Income Statement Line Item	2020	2019
Foreign currency economic hedges, net of tax of $57, $13 (a)	Other Income (Expense) - net	$(216)	$(51)
COVID-19 impact, net of tax of $4, $0 (b)	Other operation and maintenance	(15)	—
U.K. tax rate change (c)	Income Taxes	(102)	—
Strategic corporate initiatives (d)	Income Taxes	(8)	—
Other, net of tax of $0, $1 (e)	Other operation and maintenance	—	(4)
Total		$(341)	$(55)

(a)Unrealized gains (losses) on contracts that economically hedge anticipated GBP-denominated earnings and anticipated proceeds from the potential sale of the U.K. utility business.
(b)Incremental costs for labor not chargeable to capital projects due to U.K. government lockdown restrictions, purchases of personal protective equipment and other safety related actions associated with the COVID-19 pandemic.
(c)The U.K. Finance Act 2020, formally enacted on July 22, 2020, cancelled the reduction of the corporation tax rate from 19% to 17%. See Note 6 to the Financial Statements for additional information.
(d)U.S. tax on distribution of intercompany note receivable from the U.K. utility business related to the potential sale.
(e)Settlement of a contractual dispute.

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

2020 vs. 2019
U.K.
U.K. Adjusted Gross Margins	$(57)
Other operation and maintenance	(15)
Depreciation	(14)
Other Income (Expense) - net	(45)
Interest expense	8
Income taxes	16
U.S.
Income taxes	(6)
Operation and maintenance	2
Foreign currency exchange, after-tax	106
Earnings from Ongoing Operations	(5)
Special items, after-tax	(286)
Net Income	$(291)

•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of U.K. Adjusted Gross Margins.

•Higher U.K. operation and maintenance expense in 2020 compared with 2019 primarily due to increases in various costs that were not individually significant in comparison to the prior year.

•Higher depreciation expense in 2020 compared with 2019 primarily due to additions to PP&E, net of retirements.

•Lower other income (expense) - net in 2020 compared with 2019 primarily due to lower pension income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations conducted by LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain acquisition-related financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 28% of PPL's Net Income for 2020 and 33% of PPL's assets at December 31, 2020.

Net Income and Earnings from Ongoing Operations include the following results:

			Change
	2020	2019	2020 vs. 2019
Operating revenues	$3,106	$3,206	$(100)
Fuel	632	709	(77)
Energy purchases	143	174	(31)
Other operation and maintenance	834	861	(27)
Depreciation	606	547	59
Taxes, other than income	77	74	3
Total operating expenses	2,292	2,365	(73)
Other Income (Expense) - net	2	(13)	15
Interest Expense	300	298	2
Income Taxes	98	94	4
Net Income	418	436	(18)
Less: Special Items	(5)	—	(5)
Earnings from Ongoing Operations	$423	$436	$(13)

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations:

	Income Statement Line Item	2020	2019
COVID-19 impact, net of tax of $2, $0 (a)	Other operation and maintenance	$(5)	$—
Total		$(5)	$—

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

2020 vs. 2019
Kentucky Adjusted Gross Margins	$(30)
Other operation and maintenance	33
Depreciation	(21)
Taxes, other than income	(2)
Other Income (Expense) - net	15
Interest Expense	(2)
Income Taxes	(6)
Earnings from Ongoing Operations	(13)
Special Items, after-tax	(5)
Net Income	$(18)

•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Kentucky Adjusted Gross Margins.

•Lower other operation and maintenance expense in 2020 compared with 2019 primarily due to a $12 million decrease in administrative and general expenses, a $9 million decrease in plant operations and maintenance and a $9 million decrease in distribution maintenance.

•Higher depreciation expense in 2020 compared with 2019 primarily due to a $14 million increase related to additional assets placed into service, net of retirements, and a $7 million increase related to higher depreciation rates effective May 1, 2019.

•Higher income taxes in 2020 compared with 2019, primarily due to a deferred income tax benefit recorded in 2019 related to a Kentucky recycling credit of $17 million, partially offset by higher amortization of excess deferred federal and state income taxes of $5 million and an increase in income tax credits of $5 million.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. In addition, certain costs are allocated to the Pennsylvania Regulated segment. The Pennsylvania Regulated segment represents 34% of PPL's Net Income for 2020 and 26% of PPL's assets at December 31, 2020.

Net Income and Earnings from Ongoing Operations include the following results:

			Change
	2020	2019	2020 vs. 2019
Operating revenues	$2,330	$2,358	$(28)
Energy purchases	491	549	(58)
Other operation and maintenance	513	566	(53)
Depreciation	403	386	17
Taxes, other than income	107	112	(5)
Total operating expenses	1,514	1,613	(99)
Other Income (Expense) - net	20	31	(11)
Interest Expense	172	169	3
Income Taxes	167	149	18
Net Income	497	458	39
Less: Special Items	(1)	—	(1)
Earnings from Ongoing Operations	$498	$458	$40

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations:

	Income Statement Line Item	2020	2019
COVID-19 impact, net of tax of $0, $0 (a)	Other operation and maintenance	$(1)	$—
Total		$(1)	$—
(a)Incremental costs for outside services, personal protective equipment and other safety related actions associated with the COVID-19 pandemic.

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Pennsylvania Adjusted Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line items.

2020 vs. 2019
Pennsylvania Adjusted Gross Margins	$62
Other operation and maintenance	19
Depreciation	(14)
Taxes, other than income	5
Other Income (Expense) - net	(11)
Interest Expense	(3)
Income Taxes	(18)
Earnings from Ongoing Operations	40
Special Items, after-tax	(1)
Net Income	$39

•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Pennsylvania Adjusted Gross Margins.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations, and a reconciliation to PPL's "Net Income" for the years ended December 31:

	2020
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$686	$418	$497	$(132)	$1,469
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $57	(216)	—	—	—	(216)
Talen litigation costs, net of tax of $3 (a)	—	—	—	(13)	(13)
COVID-19 impact, net of tax of $4, $2, $0, $0	(15)	(5)	(1)	(1)	(22)
U.K. tax rate change	(102)	—	—	—	(102)
Strategic corporate initiatives, net of tax of $0, $0, $0, $3 (b)	(8)	—	—	(11)	(19)
Executive retirement benefits, net of tax of $2 (c)	—	—	—	(6)	(6)
Total Special Items	(341)	(5)	(1)	(31)	(378)
Earnings from Ongoing Operations	$1,027	$423	$498	$(101)	$1,847

	2019
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$977	$436	$458	$(125)	$1,746
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $13	(51)	—	—	—	(51)
Talen litigation costs, net of tax of $1 (a)	—	—	—	(5)	(5)
Other, net of tax of $1	(4)	—	—	—	(4)
Total Special Items	(55)	—	—	(5)	(60)
Earnings from Ongoing Operations	$1,032	$436	$458	$(120)	$1,806

(a)Legal expenses related to litigation with a former affiliate, Talen Montana. See Note 14 to the Financial Statements for additional information.
(b)Costs related to the process to sell the U.K. utility business, announced on August 10, 2020. Similar costs of $4 million, after-tax, were incurred in 2019, but not treated as a special item.
(c)Settlement charge from the remeasurement of the projected benefit obligation for the PPL Supplemental Executive Retirement Plan related to a lump-sum payment made to a former PPL executive.

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

Changes in Adjusted Gross Margins

The following table shows Adjusted Gross Margins by PPL's reportable segment and by component, as applicable, for the year ended December 31 as well as the changes between periods. The factors that gave rise to the changes are described following the table.

			Change
	2020	2019	2020 vs. 2019
U.K. Regulated
U.K. Adjusted Gross Margins	$1,954	$1,998	$(44)
Impact of changes in foreign currency exchange rates			13
U.K. Adjusted Gross Margins excluding impact of foreign currency exchange rates			$(57)

Kentucky Regulated
Kentucky Adjusted Gross Margins	$2,081	$2,111	$(30)

Pennsylvania Regulated
Pennsylvania Adjusted Gross Margins
Distribution	$907	$927	$(20)
Transmission	682	600	82
Total Pennsylvania Adjusted Gross Margins	$1,589	$1,527	$62

U.K. Adjusted Gross Margins

U.K. Adjusted Gross Margins, excluding the impact of changes in foreign currency exchange rates, decreased in 2020 compared with 2019 primarily due to $67 million of lower volumes, of which $82 million was due to the COVID-19 lockdown restrictions that were effective beginning the latter half of March 2020 and $11 million from the April 1, 2020 price decrease, driven by lower true-up mechanisms mainly offset by higher base demand revenue, partially offset by $24 million from the April 1, 2019 price increase.

Kentucky Adjusted Gross Margins

Kentucky Adjusted Gross Margins decreased in 2020 compared with 2019 due to $42 million of lower commercial and industrial demand revenue primarily due to impacts of COVID-19, $39 million of decreased sales volumes primarily due to weather, and a $17 million decrease due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019, partially offset by $64 million due to higher retail rates approved by the KPSC effective May 1, 2019, inclusive of the termination of the TCJA bill credit mechanism.

Pennsylvania Adjusted Gross Margins

Distribution

Distribution Adjusted Gross Margins decreased in 2020 compared with 2019. No items were individually significant in comparison to the prior year.

Transmission

Transmission Adjusted Gross Margins increased in 2020 compared with 2019 primarily due to returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability.

Reconciliation of Adjusted Gross Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the years ended December 31:

	2020
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$2,095	(c)	$3,106	$2,331	$75	$7,607
Operating Expenses
Fuel	—		632	—	—	632
Energy purchases	—		143	491	—	634
Other operation and maintenance	141		91	91	1,621	1,944
Depreciation	—		154	53	1,080	1,287
Taxes, other than income	—		5	107	195	307
Total Operating Expenses	141		1,025	742	2,896	4,804
Total	$1,954		$2,081	$1,589	$(2,821)	$2,803

	2019
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$2,129	(c)	$3,206	$2,358	$76	$7,769
Operating Expenses
Fuel	—		709	—	—	709
Energy purchases	—		174	549	—	723
Other operation and maintenance	131		92	125	1,637	1,985
Depreciation	—		116	50	1,033	1,199
Taxes, other than income	—		4	107	202	313
Total Operating Expenses	131		1,095	831	2,872	4,929
Total	$1,998		$2,111	$1,527	$(2,796)	$2,840

(a)Represents amounts excluded from Adjusted Gross Margins.
(b)As reported on the Statements of Income.
(c)2020 and 2019 exclude $38 million of ancillary revenues.

2021 Outlook

(All Registrants)

As a result of the initiation of PPL's formal process to sell its U.K. utility business, PPL is not providing future earnings guidance at this time.

Earnings in future periods are subject to various risks and uncertainties. See "Forward-Looking Information," "Item 1. Business," "Item 1A. Risk Factors," the rest of this Item 7, and Notes 1, 7 and 14 to the Financial Statements (as applicable) for a discussion of the risks, uncertainties and factors that may impact future earnings.

PPL Electric: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2020	2019	2020 vs. 2019
Operating Revenues	$2,331	$2,358	$(27)
Operating Expenses
Operation
Energy purchases	491	549	(58)
Other operation and maintenance	513	566	(53)
Depreciation	403	386	17
Taxes, other than income	107	112	(5)
Total Operating Expenses	1,514	1,613	(99)
Other Income (Expense) - net	18	25	(7)
Interest Income from Affiliate	2	6	(4)
Interest Expense	173	170	3
Income Taxes	167	149	18
Net Income	$497	$457	$40

Operating Revenues

The increase (decrease) in operating revenues was due to:

2020 vs. 2019
Distribution price (a)	$(27)
Distribution volume (b)	(16)
PLR (c)	(57)
Transmission Formula Rate (d)	82
Other	(9)
Total	$(27)

(a)    Distribution price variance was primarily due to reconcilable cost recovery mechanisms approved by the PUC.
(b)    The decrease was primarily due to unfavorable weather.
(c)    The decrease was primarily the result of lower energy prices, unfavorable weather and lower usage, partially offset by higher volumes of non-shopping customers.
(d) The increase was primarily due to returns on additional capital investments.

Energy Purchases

Energy purchases decreased $58 million in 2020 compared with 2019. This decrease was primarily due to lower PLR prices of $70 million, partially offset by higher transmission enhancement expenses of $13 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

2020 vs. 2019
Act 129	$(17)
Storm costs	(11)
Universal service programs	(10)
Vegetation management	(8)
Bad debts	(4)
Contractor-related expenses	(4)
Canceled projects	7
Other	(6)
Total	$(53)

LKE: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2020	2019	2020 vs. 2019
Operating Revenues	$3,106	$3,206	$(100)
Operating Expenses
Operation
Fuel	632	709	(77)
Energy purchases	143	174	(31)
Other operation and maintenance	834	861	(27)
Depreciation	606	547	59
Taxes, other than income	77	74	3
Total Operating Expenses	2,292	2,365	(73)
Other Income (Expense) - net	2	(13)	15
Interest Expense	223	226	(3)
Interest Expense with Affiliate	37	31	6
Income Taxes	106	103	3
Net Income	$450	$468	$(18)

Operating Revenues

The increase (decrease) in operating revenues was due to:

2020 vs. 2019
Volumes (a)	$(95)
Demand (b)	(42)
Fuel and other energy prices (c)	(37)
Municipal supply (d)	(28)
Retail rates (e)	64
ECR (f)	29
Other	9
Total	$(100)

(a)The decrease was primarily due to unfavorable weather.
(b)The decrease was primarily due to COVID-19.
(c)The decrease was primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs.
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

Fuel

Fuel decreased $77 million in 2020 compared with 2019 at LKE, primarily due to a $46 million decrease in volumes driven by weather, a $27 million decrease in commodity costs and a $9 million decrease in volumes driven by the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.

Energy Purchases

Energy purchases decreased $31 million in 2020 compared with 2019, primarily due to lower commodity costs.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

2020 vs. 2019
Administrative and general	$(12)
Plant operations and maintenance	(11)
Distribution operations and maintenance	(9)
COVID-19	7
Other	(2)
Total	$(27)

Depreciation

Depreciation increased $59 million in 2020 compared with 2019, primarily due to a $30 million increase related to additional assets placed into service, net of retirements and a $26 million increase related to higher depreciation rates effective May 1, 2019.

LG&E: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2020	2019	2020 vs. 2019
Operating Revenues
Retail and wholesale	$1,435	$1,473	$(38)
Electric revenue from affiliate	21	27	(6)
Total Operating Revenues	1,456	1,500	(44)
Operating Expenses
Operation
Fuel	246	289	(43)
Energy purchases	125	154	(29)
Energy purchases from affiliates	19	7	12
Other operation and maintenance	373	387	(14)
Depreciation	259	231	28
Taxes, other than income	40	39	1
Total Operating Expenses	1,062	1,107	(45)
Other Income (Expense) - net	(1)	(11)	10
Interest Expense	87	87	—
Income Taxes	62	63	(1)
Net Income	$244	$232	$12

Operating Revenues

The increase (decrease) in operating revenues was due to:

2020 vs. 2019
Volumes (a)	$(52)
Fuel and other energy prices (b)	(22)
Demand (c)	(18)
Retail rates (d)	27
ECR (e)	13
Other	8
Total	$(44)

(a)The decrease was primarily due to unfavorable weather.
(b)The decrease was primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs.
(c)The decrease was primarily due to COVID-19.
(d)The increase was primarily due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.
(e)The increase was primarily due to higher recoverable depreciation expense as a result of higher depreciation rates effective May 1, 2019.

Fuel

Fuel decreased $43 million in 2020 compared with 2019, primarily due to a $38 million decrease in volumes driven by weather and a $7 million decrease in commodity costs.

Energy Purchases

Energy purchases decreased $29 million in 2020 compared with 2019, primarily due to lower commodity costs.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

2020 vs. 2019
Plant operations and maintenance	$(6)
Distribution operations and maintenance	(5)
Administrative and general	(4)
COVID-19	3
Other	(2)
Total	$(14)

Depreciation

Depreciation increased $28 million in 2020 compared with 2019, due to a $15 million increase related to additional assets placed into service, net of retirements and a $13 million increase related to higher depreciation rates effective May 1, 2019.

KU: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2020	2019	2020 vs. 2019
Operating Revenues
Retail and wholesale	$1,671	$1,733	$(62)
Electric revenue from affiliate	19	7	12
Total Operating Revenues	1,690	1,740	(50)
Operating Expenses
Operation
Fuel	386	420	(34)
Energy purchases	18	20	(2)
Energy purchases from affiliates	21	27	(6)
Other operation and maintenance	429	438	(9)
Depreciation	346	315	31
Taxes, other than income	37	35	2
Total Operating Expenses	1,237	1,255	(18)
Other Income (Expense) - net	3	(4)	7
Interest Expense	113	109	4
Income Taxes	63	79	(16)
Net Income	$280	$293	$(13)

Operating Revenue

The increase (decrease) in operating revenue was due to:

2020 vs. 2019
Volumes (a)	$(35)
Municipal supply (b)	(28)
Demand (c)	(24)
Fuel and other energy prices (d)	(15)
Retail rates (e)	37
ECR (f)	16
Other	(1)
Total	$(50)

(a)The decrease was primarily due to unfavorable weather.
(b)The decrease was primarily due to the termination of eight supply contracts with Kentucky municipalities on April 30, 2019.
(c)The decrease was primarily due to COVID-19.
(d)The decrease was primarily due to lower recoveries of fuel due to lower commodity costs.
(e)The increase was primarily due to higher base rates, inclusive of the termination of the TCJA bill credit mechanism, effective May 1, 2019.
(f)The increase was primarily due to higher recoverable depreciation expense as a result of higher depreciation rates effective May 1, 2019.

Fuel

Fuel decreased $34 million in 2020 compared with 2019, primarily due to a $20 million decrease in commodity costs, a $9 million decrease in volumes driven by the termination of eight supply contracts with Kentucky municipalities on April 30, 2019 and an $8 million decrease in volumes driven by weather.

Depreciation

Depreciation increased $31 million in 2020 compared with 2019, primarily due to a $15 million increase related to additional assets placed into service, net of retirements and a $13 million increase related to higher depreciation rates effective May 1, 2019.

Income Taxes

Income taxes decreased $16 million in 2020 compared to 2019, primarily due to a $7 million decrease due to lower pre-tax income, $4 million due to increased amortization of excess deferred federal and state income taxes and $4 million due to an increase in income tax credits in 2020. See Note 6 to the Financial Statements for additional information on income taxes.

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

The Registrants had the following at:

	PPL (a)	PPL Electric	LKE	LG&E	KU
December 31, 2020
Cash and cash equivalents	$708	$40	$29	$7	$22
Short-term debt	1,662	—	465	262	203
Long-term debt due within one year	1,574	400	674	292	132
Notes payable with affiliates		—	251	—	—

December 31, 2019
Cash and cash equivalents	$815	$262	$27	$15	$12
Short-term debt	1,151	—	388	238	150
Long-term debt due within one year	1,172	—	975	—	500
Notes payable with affiliates		—	150	—	—

(a)At December 31, 2020, $261 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate an incremental U.S. tax cost. See Note 6 to the Financial Statements for additional information on undistributed earnings of WPD.

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the years ended December 31 and the changes between periods were as follows:

	PPL	PPL Electric	LKE	LG&E	KU
2020
Operating activities	$2,746	$884	$1,003	$483	$543
Investing activities	(3,258)	(1,151)	(963)	(456)	(507)
Financing activities	386	43	(38)	(35)	(26)

2019
Operating activities	$2,427	$913	$938	$492	$553
Investing activities	(3,080)	(1,117)	(1,094)	(482)	(610)
Financing activities	836	199	159	(5)	55

	PPL	PPL Electric	LKE	LG&E	KU
2020 vs. 2019 Change
Operating activities	$319	$(29)	$65	$(9)	$(10)
Investing activities	(178)	(34)	131	26	103
Financing activities	(450)	(156)	(197)	(30)	(81)

Operating Activities

The components of the change in cash provided by (used in) operating activities were as follows:

	PPL	PPL Electric	LKE	LG&E	KU
2020 vs. 2019
Change - Cash Provided (Used):
Net income	$(277)	$40	$(18)	$12	$(13)
Non-cash components	444	25	38	(31)	13
Working capital	132	(50)	42	(6)	(1)
Defined benefit plan funding	(40)	—	(20)	(5)	—
Other operating activities	60	(44)	23	21	(9)
Total	$319	$(29)	$65	$(9)	$(10)

(PPL)

PPL cash provided by operating activities in 2020 decreased $319 million compared with 2019.
•Net income decreased $277 million between periods and included an increase in net non-cash charges of $444 million. The increase in net non-cash charges was primarily due to an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements, increased cost of removal and salvage amortization and higher depreciation rates), an increase in deferred income taxes (due to the cancellation of the U.K. corporation tax rate reduction, book versus tax plant timing differences and Federal net operating losses) and an increase in unrealized gains on derivatives, and other hedging activities, partially offset by a decrease in amortization expense.

•The $132 million increase in cash from changes in working capital was primarily due to an increase in accounts payable (primarily due to timing of disbursement of payments) and a decrease in regulatory assets and liabilities, net primarily due to the timing of rate recovery mechanisms), partially offset by an increase in accounts receivable (primarily due to timing of receipts).

•The $60 million increase in cash provided by other operating activities was driven by an increase in other non-current assets (primarily related to non-current regulatory assets) and an increase in other non-current liabilities (primarily related to an increase in non-current regulatory liabilities partially offset by a decrease in accrued retirement obligations).

(PPL Electric)

PPL Electric's cash provided by operating activities in 2020 decreased $29 million compared with 2019.
•Net income increased $40 million between the periods and included an increase in non-cash components of $25 million. The increase in non-cash components was primarily due to an increase in depreciation expense (primarily due to additional assets placed in service, net of retirements and increased cost of removal and salvage amortization) and an increase in other expenses (primarily due to an increase in canceled projects).

•The $50 million decrease in cash from changes in working capital was primarily due to an increase in accounts receivable (primarily due to timing of receipts), partially offset by a decrease in unbilled revenues (primarily due to reduced prices and volume).

•The $44 million decrease in cash provided by other operating activities was driven primarily by an increase in non-current assets (primarily related to prepayments).

(LKE)

LKE's cash provided by operating activities in 2020 increased $65 million compared with 2019.
•Net income decreased $18 million between the periods and included an increase in non-cash components of $38 million. The increase in non-cash components was primarily driven by an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements and higher depreciation rates), partially offset by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences, partially offset by increased benefit from net operating losses).

•The increase in cash from changes in working capital was primarily driven by a decrease in net regulatory assets (primarily due to the timing of rate recovery mechanisms), an increase in taxes payable (primarily due to timing of payments) and an increase in accounts payable (primarily due to timing of payments), partially offset by an increase in unbilled revenue (primarily due to weather).

(LG&E)

LG&E's cash provided by operating activities in 2020 decreased $9 million compared with 2019.
•Net income increased $12 million between the periods and included a decrease in non-cash components of $31 million. The decrease in non-cash components was primarily driven by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences), partially offset by an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements and higher depreciation rates).

•Cash from changes in working capital was consistent primarily due to a decrease in accounts payable (primarily due to timing of payments) and a decrease in taxes payable (primarily due to timing of payments), partially offset by a decrease in net regulatory assets (primarily due to the timing of rate recovery mechanisms).

•The increase in cash provided by other operating activities was driven primarily by an increase in other liabilities (primarily related to noncurrent regulatory liabilities) and a decrease in ARO expenditures.

(KU)

KU's cash provided by operating activities in 2020 decreased $10 million compared with 2019.
•Net income decreased $13 million between the periods and included an increase in non-cash components of $13 million. The increase in non-cash components was driven by an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements and higher depreciation rates), partially offset by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences).

•Cash from changes in working capital was consistent primarily due to an increase in unbilled revenue (primarily due to weather), offset by an increase in accounts payable (primarily due to timing of payments).

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities were as follows:

	PPL	PPL Electric	LKE	LG&E	KU
2020 vs. 2019
Change - Cash Provided (Used):
Expenditures for PP&E	$(166)	$(31)	$128	$26	$100
Purchase of investments	55	—	—	—	—
Proceeds from sale of investments	(60)	—	—	—	—
Other investing activities	(7)	(3)	3	—	3
Total	$(178)	$(34)	$131	$26	$103

For PPL, in 2020 compared with 2019, the increase in expenditures was due to higher project expenditures at WPD and PPL Electric, partially offset by lower project expenditures at LKE, LG&E and KU. The increase in expenditures at WPD was primarily due to an increase in expenditures to enhance system reliability. The increase in expenditures for PPL Electric was primarily due to timing differences on capital spending projects related to ongoing efforts to improve reliability and replace aging infrastructure. The decrease in expenditures at LKE was primarily due to decreased spending for environmental water projects at LG&E and KU's Trimble County plant, LG&E's Mill Creek plant and KU's Ghent plant, and decreased spending at LG&E and KU's Trimble County landfill, partially offset by spending on gas transmission projects at LG&E and spending on various other projects at LG&E and KU that are not individually significant.

See "Forecasted Uses of Cash" for detail regarding projected capital expenditures for the years 2021 through 2025.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities were as follows:

	PPL	PPL Electric	LKE	LG&E	KU
2020 vs. 2019
Change - Cash Provided (Used):
Debt issuance/retirement, net	$(170)	$(43)	$(982)	$(199)	$(308)
Debt issuance/retirement, affiliate		—	550	—	—
Proceeds from project financing	173	—	—	—	—
Stock issuances/redemptions, net	(1,133)	—	—	—	—
Dividends	(83)	86	—	21	29
Capital contributions/distributions, net	—	(205)	(38)	78	60
Issuance of term loan	300	—	—	—	—
Issuance of commercial paper	73	—	73	41	32
Changes in net short-term debt	405	—	130	24	106
Note payable with affiliate		—	64	—	—
Other financing activities	(15)	6	6	5	—
Total	$(450)	$(156)	$(197)	$(30)	$(81)

(All Registrants)

In 2020 compared with 2019, cash provided by financing activities decreased primarily as a result of a decrease in cash required to fund capital and general expenditures.

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

Long-term Debt and Equity Securities

Long-term debt and equity securities activity for 2020 included:

	Debt		Net Stock
	Issuances (a)	Retirements	Issuances
Cash Flow Impact:
PPL	$2,167	$1,172	$34
PPL Electric	250	—
LKE	1,048	975
LG&E	—	—
KU	498	500

(a)Issuances are net of pricing discounts, where applicable, and exclude the impact of debt issuance costs. Includes debt issuances with affiliates.

See Note 8 to the Financial Statements for additional long-term debt information.

(PPL)

Equity Securities Activities

See Note 8 to the Financial Statements for additional information.

ATM Program

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program, including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the twelve months ended December 31, 2020 and 2019. PPL issued 42 million shares of common stock and received proceeds of $119 million for the year ended December 31, 2018. The ATM program expires in February 2021.

Forecasted Sources of Cash

(All Registrants)

The Registrants expect to continue to have adequate liquidity available from operating cash flows, cash and cash equivalents, credit facilities and commercial paper issuances. Additionally, subject to market conditions, the Registrants and their subsidiaries may access the capital markets, and PPL Electric, LG&E and KU anticipate receiving equity contributions from their parent or member in 2021.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets except for borrowings of $100 million under PPL Capital Funding's term loan agreement due in March 2022, which are reflected in "Long-term Debt" on the Balance Sheets. At December 31, 2020, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,900	$400	$402	$1,098
PPL Electric Credit Facility	650	—	1	649

LG&E Credit Facilities	500	—	262	238
KU Credit Facilities	400	—	203	197
Total LKE	900	—	465	435
Total U.S. Credit Facilities (a) (b)	$3,450	$400	$868	$2,182

Total U.K. Credit Facilities (b) (c)	£1,055	£311	£—	£744

(a)The syndicated credit facilities and PPL Capital Funding's bilateral facility, each contain a financial covenant requiring debt to total capitalization not to exceed 70% for PPL Capital Funding, PPL Electric, LKE, LG&E and KU, as calculated in accordance with the facility, and other customary covenants.

The commitments under the domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 12%, PPL Electric - 6%, LKE - 7%, LG&E - 7% and KU - 7%.
(b)Each company pays customary fees under its respective syndicated credit facility. Borrowings generally bear interest at LIBOR-based rates plus an applicable margin.
(c)The facilities contain financial covenants to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its RAV, calculated in accordance with the credit facility.

The amounts borrowed at December 31, 2020, include USD-denominated borrowings of $249 million and GBP-denominated borrowings of £124 million, which equated to $165 million. At December 31, 2020, the USD equivalent of unused capacity under the U.K. committed credit facilities was approximately $991 million.

The commitments under the U.K.'s credit facilities are provided by a diverse bank group with no one bank providing more than 14% of the total committed capacity.

In addition to the financial covenants noted in the table above, the credit agreements governing the above credit facilities contain various other covenants. Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements. The Registrants monitor compliance with the covenants on a regular basis. At December 31, 2020, the Registrants were in compliance with these covenants. At this time, the Registrants believe that these covenants and other borrowing conditions will not limit access to these funding sources.

See Note 8 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed Capacity	Borrowed	Non-affiliate Used Capacity	Unused Capacity
LKE Credit Facility	$375	$251	$—	$124
LG&E Money Pool (a)	750	—	262	488
KU Money Pool (a)	650	—	203	447

(a)LG&E and KU participate in an intercompany agreement whereby LKE and/or KU make available to LG&E funds up to $750 million and LKE and/or LG&E make available to KU funds up to $650 million, at an interest rate based on a market index of commercial paper issues. However, the FERC has authorized a maximum aggregate short-term debt limit for each utility at $750 million for LG&E and $650 million for KU from all covered sources.

See Note 15 to the Financial Statements for further discussion of intercompany credit facilities.

Commercial Paper (All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	December 31, 2020
	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,500	$402	$1,098
PPL Electric	650	—	650

LG&E	350	262	88
KU	350	203	147
Total LKE	700	465	235
Total PPL	$2,850	$867	$1,983

Long-term Debt and Equity Securities

(PPL)

PPL and its subsidiaries are authorized to issue, at the discretion of management and subject to market conditions, up to $4.0 billion of long-term debt and equity securities, the proceeds of which would be used to fund capital expenditures and for general corporate purposes.

(PPL Electric)

PPL Electric is authorized to issue, at the discretion of management and subject to market conditions and regulatory approvals, up to $650 million of long-term debt securities, the proceeds of which would be used to fund capital expenditures and for general corporate purposes.

(LKE, LG&E and KU)

LG&E is authorized to issue, at the discretion of management and subject to market conditions and regulatory approvals, up to $400 million of long-term debt securities, the proceeds of which would be used to repay short-term debt incurred to fund capital expenditures and for general corporate purposes.

KU is authorized to issue, at the discretion of management and subject to market conditions and regulatory approvals, up to $300 million of long-term debt securities, the proceeds of which would be used to repay short-term debt incurred to fund capital expenditures and for general corporate purposes.

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

Capital Expenditures

The table below shows the Registrants' current capital expenditure projections for the years 2021 through 2025. Expenditures for the domestic regulated utilities are expected to be recovered through rates, pending regulatory approval.

		Projected
	Total	2021 (b)	2022	2023	2024	2025
PPL
Construction expenditures (a)
Generating facilities	$811	$239	$104	$119	$171	$178
Distribution facilities	9,629	2,030	1,823	1,826	1,984	1,966
Transmission facilities	2,408	648	523	403	420	414
Environmental	567	201	154	130	63	19
Other	1,276	235	262	288	251	240
Total Capital Expenditures	$14,691	$3,353	$2,866	$2,766	$2,889	$2,817

PPL Electric (a)
Distribution facilities	$1,802	$437	$409	$315	$327	$314
Transmission facilities	1,738	419	407	292	312	308
Total Capital Expenditures	$3,540	$856	$816	$607	$639	$622

LKE (a)
Generating facilities	$811	$239	$104	$119	$171	$178
Electricity Distribution facilities	1,145	266	224	223	218	214
Natural Gas Distribution facilities	379	143	52	42	101	41
Transmission facilities	670	229	116	111	108	106
Environmental	567	201	154	130	63	19
Other	687	125	122	155	148	137
Total Capital Expenditures	$4,259	$1,203	$772	$780	$809	$695

		Projected
	Total	2021 (b)	2022	2023	2024	2025
LG&E (a)
Generating facilities	$348	$115	$51	$51	$60	$71
Electricity Distribution facilities	532	127	97	102	104	102
Natural Gas Distribution facilities	379	143	52	42	101	41
Transmission facilities	103	44	11	16	12	20
Environmental	193	60	48	47	28	10
Other	320	51	57	77	71	64
Total Capital Expenditures	$1,875	$540	$316	$335	$376	$308

KU (a)
Generating facilities	$463	$124	$53	$68	$111	$107
Electricity Distribution facilities	613	139	127	121	114	112
Transmission facilities	567	185	105	95	96	86
Environmental	374	141	106	83	35	9
Other	357	73	64	76	74	70
Total Capital Expenditures	$2,374	$662	$455	$443	$430	$384

(a)Construction expenditures include capitalized interest and AFUDC, which are expected to total approximately $138 million for PPL, $92 million for PPL Electric, $35 million for LKE, $19 million for LG&E and $16 million for KU over the five-year period.
(b)The 2021 total excludes amounts included in accounts payable as of December 31, 2020.

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions. For the years presented, this table includes PPL Electric's asset optimization program to replace aging transmission and distribution assets.

Contractual Obligations

The Registrants have assumed various financial obligations and commitments in the ordinary course of conducting business. At December 31, 2020, estimated contractual cash obligations were as follows:

	Total	2021	2022-2023	2024-2025	After 2026
PPL
Long-term Debt (a)	$23,249	$1,574	$3,926	$1,833	$15,916
Interest on Long-term Debt (b)	15,016	914	1,689	1,441	10,972
Operating Leases (c)	110	27	40	23	20
Purchase Obligations (d)	2,437	940	877	251	369
Pension Benefit Plan Funding Obligations (e)	452	153	152	147	—
Total Contractual Cash Obligations	$41,264	$3,608	$6,684	$3,695	$27,277

PPL Electric
Long-term Debt (a)	$4,289	$400	$814	$—	$3,075
Interest on Long-term Debt (b)	3,269	162	291	278	2,538
Unconditional Power Purchase Obligations	9	9	—	—	—
Total Contractual Cash Obligations	$7,567	$571	$1,105	$278	$5,613

LKE
Long-term Debt (a)	$6,116	$674	$13	$550	$4,879
Interest on Long-term Debt (b)	4,006	235	440	439	2,892
Operating Leases (c)	57	17	23	14	3
Coal and Natural Gas Purchase Obligations (f)	1,471	526	757	178	10
Unconditional Power Purchase Obligations (g)	525	34	68	64	359
Construction Obligations (h)	169	145	23	1	—
Other Obligations	184	147	29	8	—
Total Contractual Cash Obligations	$12,528	$1,778	$1,353	$1,254	$8,143

	Total	2021	2022-2023	2024-2025	After 2026

LG&E
Long-term Debt (a)	$2,024	$292	$—	$300	$1,432
Interest on Long-term Debt (b)	1,439	74	142	142	1,081
Operating Leases (c)	22	6	9	6	1
Coal and Natural Gas Purchase Obligations (f)	842	271	466	98	7
Unconditional Power Purchase Obligations (g)	364	23	47	44	250
Construction Obligations (h)	55	50	5	—	—
Other Obligations	42	42	—	—	—
Total Contractual Cash Obligations	$4,788	$758	$669	$590	$2,771

KU
Long-term Debt (a)	$2,642	$132	$13	$250	$2,247
Interest on Long-term Debt (b)	2,189	103	205	204	1,677
Operating Leases (c)	33	10	14	7	2
Coal and Natural Gas Purchase Obligations (f)	629	255	291	80	3
Unconditional Power Purchase Obligations (g)	161	11	21	20	109
Construction Obligations (h)	74	66	8	—	—
Other Obligations	79	59	13	7	—
Total Contractual Cash Obligations	$5,807	$636	$565	$568	$4,038

(a)Reflects principal maturities based on stated maturity or earlier put dates. See Note 8 to the Financial Statements for a discussion of variable-rate remarketable bonds issued on behalf of PPL Electric, LG&E and KU. The Registrants do not have any significant finance lease obligations.
(b)Assumes interest payments through stated maturity or earlier put dates. The payments herein are subject to change, as payments for debt that is or becomes variable-rate debt have been estimated and for PPL, payments denominated in British pounds sterling have been translated to U.S. dollars at a current foreign currency exchange rate.
(c)See Note 10 to the Financial Statements for additional information.
(d)The amounts include agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Primarily includes, as applicable, the purchase obligations of electricity, coal, natural gas and limestone, as well as certain construction expenditures, which are also included in the Capital Expenditures table presented above.
(e)The amounts for PPL include WPD's contractual deficit pension funding requirements arising from actuarial valuations performed in March 2019. The U.K. electricity regulator currently allows a recovery of a substantial portion of the contributions relating to the plan deficit. The amounts also include contributions made or committed to be made in 2021 for PPL's U.S. pension plans. Based on the current funded status of these plans, except for WPD's plans, no cash contributions are required. See Note 12 to the Financial Statements for a discussion of expected contributions.
(f)Represents contracts to purchase coal, natural gas and natural gas transportation. See Note 14 to the Financial Statements for additional information.
(g)Represents future minimum payments under OVEC power purchase agreements through June 2040. See Note 14 to the Financial Statements for additional information.
(h)Represents construction commitments, which are also reflected in the Capital Expenditures table presented above.

Dividends/Distributions

(PPL)

PPL views dividends as an integral component of shareowner return and expects to continue to pay dividends in amounts intended to maintain a capitalization structure that supports investment grade credit ratings. In November 2020, PPL declared its quarterly common stock dividend, payable January 4, 2021, at 41.50 cents per share (equivalent to $1.66 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

Subject to certain exceptions, PPL may not declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067 or 2013 Series B Junior Subordinated Notes due 2073. At December 31, 2020, no interest payments were deferred.

(PPL Electric, LKE, LG&E and KU)

From time to time, as determined by their respective Board of Directors, the Registrants pay dividends, distributions or return capital, as applicable, to their respective shareholders or members. Certain of the credit facilities of PPL Electric, LKE, LG&E and KU include minimum debt covenant ratios that could effectively restrict the payment of dividends or distributions.

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

The following table sets forth the Registrants' and their subsidiaries' credit ratings for outstanding debt securities or commercial paper programs as of December 31, 2020.

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

Ratings Triggers

(PPL)

As discussed in Note 8 to the Financial Statements, certain of WPD's senior unsecured notes may be put by the holders to the issuer for redemption if the long-term credit ratings assigned to the notes are withdrawn by any of the rating agencies (Moody's or S&P) or reduced to a non-investment grade rating of Ba1 or BB+ or lower in connection with a restructuring event. A restructuring event includes the loss of, or a material adverse change to, the distribution licenses under which WPD (East Midlands), WPD (South West), WPD (South Wales) and WPD (West Midlands) operate and would be a trigger event for each company. These notes totaled £5.8 billion (approximately $7.7 billion) nominal value at December 31, 2020.

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral, or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 18 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at December 31, 2020.

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

Risk Management

Market Risk

(All Registrants)

See Notes 1, 17 and 18 to the Financial Statements for information about the Registrants' risk management objectives, valuation techniques and accounting designations.

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

The following interest rate hedges were outstanding at December 31:

	2020				2019
	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)
PPL
Cash flow hedges
Cross-currency swaps (c)	$702	$148	$(69)	2028	$702	$156	$(71)
Economic hedges
Interest rate swaps (d)	64	(24)	—	2033	147	(22)	(1)
LKE
Economic hedges
Interest rate swaps (d)	64	(24)	—	2033	147	(22)	(1)
LG&E
Economic hedges
Interest rate swaps (d)	64	(24)	—	2033	147	(22)	(1)

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at December 31, 2020 and 2019 was insignificant for PPL, PPL Electric, LKE, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at December 31 is shown below.

	10% Adverse Movement in Rates
	2020	2019
PPL	$582	$655
PPL Electric	175	197
LKE	199	198
LG&E	74	84
KU	118	104

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

The following foreign currency hedges were outstanding at December 31:

	2020				2019
	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)	Maturities Ranging Through	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)
Economic hedges (b)	£3,880	$(137)	$(326)	2021	£859	$137	$(89)

(a)Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)To economically hedge the translation of expected earnings and anticipated transactions, including the previously announced potential sale of the U.K. utility business, denominated in GBP.

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

(PPL and PPL Electric)

In January 2017, the PUC issued a Final Order approving PPL Electric’s default service plan for the period June 2017 through May 2021, which included a total of eight semi-annual solicitations for electricity supply. Additionally, on December 17, 2020, the PUC approved PPL Electric’s next default service plan for the period of June 2021 through May 2025, which includes a total of eight solicitations for electricity supply held semiannually in April and October. The new plan also includes eight solicitations for alternative energy credits held semiannually in January and July with the first solicitation being in July 2021 and the final solicitation being in January 2025.

Under the standard Supply Master Agreement (the Agreement) for the competitive solicitation process, PPL Electric requires all suppliers to post collateral if their credit exposure exceeds an established credit limit. In the event a supplier defaults on its obligation, PPL Electric would be required to seek replacement power in the market. All incremental costs incurred by PPL Electric would be recoverable from customers in future rates. At December 31, 2020, most of the successful bidders under all of the solicitations had an investment grade credit rating from S&P and were not required to post collateral under the Agreement. A small portion of bidders were required to post an insignificant amount of collateral under the Agreement. There is no instance under the Agreement in which PPL Electric is required to post collateral to its suppliers.

See Note 18 to the Financial Statements for additional information on credit risk.

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. In 2020, changes in this exchange rate resulted in a foreign currency translation gain of $267 million, which reflected a $433 million increase to PP&E and a $76 million increase to goodwill partially offset by a $214 million increase to long-term debt and a $28 million increase to other net liabilities. In 2019, changes in this exchange rate resulted in a foreign currency translation gain of $106 million, which reflected a $181 million increase to PP&E, $34 million increase to goodwill and $12 million decrease to other net liabilities partially offset by a $121 million increase to long-term debt. In 2018, changes in this exchange rate resulted in a foreign currency translation loss of $453 million, which reflected a $754 million decrease to PP&E and $150 million decrease to goodwill partially offset by a $445 million decrease to long-term debt and a decrease of $6 million to other net liabilities.

(All Registrants)

Related Party Transactions

The Registrants are not aware of any material ownership interests or operating responsibility by senior management in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with the Registrants. See Note 15 to the Financial Statements for additional information on related party transactions for PPL Electric, LKE, LG&E and KU.

Acquisitions, Development and Divestitures

The Registrants from time to time evaluate opportunities for potential acquisitions, divestitures and development projects. Development projects are reexamined based on market conditions and other factors to determine whether to proceed with, modify or terminate the projects. Any resulting transactions may impact future financial results.

(PPL)

On August 10, 2020, PPL announced that it initiated a formal process to sell its U.K. utility business. There can be no assurance of any specific outcome, including whether the sale process will result in the completion of any potential transaction, the timing or terms thereof, the value or benefits that may be realized or the effect that any potential transaction will have on future financial results. See Note 9 to the Financial Statements for additional information on the potential sale of the U.K. utility business.

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

See "Legal Matters" in Note 14 to the Financial Statements for a discussion of the more significant environmental claims. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on projected environmental capital expenditures for 2021 through 2025. See Note 20 to the Financial Statements for information related to the impacts of CCRs on AROs. See "Item 1. Business - Environmental Matters" for additional information regarding climate change, NAAQS and other environmental matters.

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

New Accounting Guidance

See Note 1 to the Financial Statements for a discussion of new accounting guidance adopted.
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

Defined Benefits

(All Registrants)

Certain of the Registrants and/or their subsidiaries sponsor or participate in certain qualified funded and non-qualified unfunded defined benefit pension plans and both funded and unfunded other postretirement benefit plans. See Notes 1, 7 and 12 to the Financial Statements for additional information about the plans and the accounting for defined benefits.

A summary of plan sponsors by Registrant and whether a Registrant or its subsidiaries sponsor (S) or participate in and receives allocations (P) from those plans is shown in the table below.

Plan Sponsor	PPL	PPL Electric	LKE	LG&E	KU
PPL Services	S	P
WPD (a)	S
LKE			S	P	P

(a)Does not sponsor or participate in other postretirement benefits plans.

Management makes certain assumptions regarding the valuation of benefit obligations and the performance of plan assets. As such, annual net periodic defined benefit costs are recorded in current earnings or regulatory assets and liabilities based on estimated results. Any differences between actual and estimated results are recorded in AOCI or, in the case of PPL Electric, LG&E and KU, regulatory assets and liabilities for amounts that are expected to be recovered through regulated customer rates. These amounts in AOCI or regulatory assets and liabilities are amortized to income over future periods. The significant assumptions are:

•Discount Rate - In selecting the discount rates for U.S. defined benefit plans, the plan sponsors start with a cash flow analysis of the expected benefit payment stream for their plans. The plan-specific cash flows are matched against the coupons and expected maturity values of Aa-rated non-callable (or callable with make-whole provisions) bonds that could be purchased for a hypothetical settlement portfolio. The plan sponsors then use the single discount rate derived from matching the discounted benefit payment stream to the market value of the selected bond portfolio.

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

•Expected Return on Plan Assets - The expected long-term rates of return for pension and other postretirement benefits are based on management's projections using a best-estimate of expected returns, volatilities and correlations for each asset class. Each plan's specific current and expected asset allocations are also considered in developing a reasonable return assumption.

•Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement. In selecting a rate of compensation increase, plan sponsors consider past experience, the potential impact of movements in inflation rates and expectations of ongoing compensation practices.

See Note 12 to the Financial Statements for details of the assumptions selected for pension and other postretirement benefits. A variance in the assumptions could significantly impact accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and AOCI or regulatory assets and liabilities.

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

Increase (Decrease)
Actuarial assumption
Discount Rate	(0.25%)
Expected Return on Plan Assets	(0.25%)
Rate of Compensation Increase	0.25%

	Increase (Decrease)	Increase (Decrease)	(Increase) Decrease	Increase (Decrease)	Increase (Decrease)
Actuarial assumption	Defined Benefit Asset	Defined Benefit Liabilities	AOCI (pre-tax)	Net Regulatory Assets	Defined Benefit Costs
PPL
Discount rates	$(424)	$155	$480	$99	$47
Expected return on plan assets	n/a	n/a	n/a	n/a	32
Rate of compensation increase	(62)	14	68	8	13

PPL Electric
Discount rates		61	—	61	6
Expected return on plan assets		n/a	—	n/a	4
Rate of compensation increase		4	—	4	1

LKE
Discount rates	—	68	30	38	9
Expected return on plan assets	n/a	n/a	n/a	n/a	3
Rate of compensation increase	n/a	8	4	4	2

LG&E
Discount rates	(18)	2	n/a	20	3
Expected return on plan assets	n/a	n/a	n/a	n/a	1
Rate of compensation increase	(2)	—	n/a	2	—

	Increase (Decrease)	Increase (Decrease)	(Increase) Decrease	Increase (Decrease)	Increase (Decrease)
Actuarial assumption	Defined Benefit Asset	Defined Benefit Liabilities	AOCI (pre-tax)	Net Regulatory Assets	Defined Benefit Costs
KU
Discount rates	(16)	2	n/a	18	3
Expected return on plan assets	n/a	n/a	n/a	n/a	1
Rate of compensation increase	(2)	—	n/a	2	—

Income Taxes (All Registrants)

Significant management judgment is required in developing the Registrants' provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken on tax returns, valuation allowances on deferred tax assets, as well as whether the undistributed earnings of WPD are considered indefinitely reinvested.

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

The need for valuation allowances to reduce deferred tax assets also requires significant management judgment. Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset. Management considers several factors in assessing the expected realization of a deferred tax asset, including the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies. Any tax planning strategy utilized in this assessment must meet the recognition and measurement criteria utilized to account for an uncertain tax position. When evaluating the need for valuation allowances, the uncertainty posed by political risk on such factors is also considered by management. The amount of deferred tax assets ultimately realized may differ materially from the estimates utilized in the computation of valuation allowances and may materially impact the financial statements in the future.

See Note 6 to the Financial Statements for income tax disclosures, including the impact of the TCJA and management's conclusion that the undistributed earnings of WPD are considered indefinitely reinvested. Based on the conclusion of indefinite reinvestment, PPL Global has not recorded deferred U.S. federal income taxes associated with the outside book-tax basis difference on its investment in WPD.

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

See Note 7 to the Financial Statements for regulatory assets and regulatory liabilities recorded at December 31, 2020 and 2019, as well as additional information on those regulatory assets and liabilities. All regulatory assets are either currently being recovered under specific rate orders, represent amounts that are expected to be recovered in future rates or benefit future periods based upon established regulatory practices.

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

Asset Impairment (Excluding Investments)

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

PPL, LKE, LG&E and KU may elect either to initially make a qualitative evaluation about the likelihood of an impairment of goodwill or to bypass the qualitative evaluation and test goodwill for impairment using a quantitative test. See "Long-Lived and Intangible Assets - Asset Impairment (Excluding Investments)" in Note 1 to the Financial Statements for further discussion of goodwill impairment tests. See Note 19 to the Financial Statements for information on goodwill balances at December 31, 2020.

During the three months ended March 31, 2020, PPL, LKE, LG&E and KU considered whether the economic events associated with COVID-19, which resulted in PPL's shares experiencing volatility and a decrease in market value, would more likely than not reduce the fair value of the Registrants’ reporting units below their carrying amounts. Based on our assessment, a quantitative impairment test was not required for the LKE, LG&E and KU reporting units, but was required for the U.K. Regulated segment reporting unit, the allocated goodwill of which was $2.5 billion at March 31, 2020. The test did not indicate impairment of the reporting unit.

Management used both discounted cash flows and market multiples, including implied RAV premiums, which required significant assumptions, to estimate the fair value of the reporting units. Significant assumptions used in the discounted cash flows include discount and growth rates, the finalization of RIIO-ED2, and projected operating and capital cash flows. Projected operating and capital cash flows are based on internal business plans, which assume the occurrence of certain future events. Significant assumptions used in the market multiples include sector market performance and comparable transactions.

A high degree of judgment is required to develop estimates related to fair value conclusions. A decrease in the forecasted cash flows of 10%, an increase in the discount rate of 10%, or a 10% decrease in the market multiples would not have resulted in an impairment of goodwill for the U.K. Regulated segment reporting unit as of March 31, 2020.

In the fourth quarter of 2020, PPL, for its U.K. Regulated and Kentucky Regulated segments, and individually for LKE, LG&E and KU, elected to perform qualitative step zero evaluations for their annual goodwill impairment tests as of October 1, 2020. PPL further updated the qualitative step zero evaluation for the U.K. Regulated segment as of December 31, 2020. Based on these evaluations, management concluded it was not more likely than not that the fair value of these reporting units was less than their carrying values. As such, quantitative impairment tests were not performed.

Impairment of Long-lived Assets (PPL, LKE, LG&E and KU)

Impairment analyses are performed for long-lived assets that are subject to depreciation or amortization whenever events or changes in circumstances indicate that a long-lived asset's carrying amount may not be recoverable. For these long-lived assets classified as held and used, such events or changes in circumstances are:

•a significant decrease in the market price of an asset;
•a significant adverse change in the extent or manner in which an asset is being used or in its physical condition;
•a significant adverse change in legal factors or in the business climate;
•an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset;
•a current period operating or cash flow loss combined with a history of losses or a forecast that demonstrates continuing losses; or
•a current expectation that, more likely than not, an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

For a long-lived asset classified as held and used, an impairment is recognized when the carrying amount of the asset is not recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the asset is impaired, an impairment loss is recorded to adjust the asset's carrying amount to its estimated fair value. Management must make significant judgments to estimate future cash flows, including the useful lives of the assets, the amount of revenue, the amount of capital and operations and maintenance spending and management's intended use of the assets. Alternate courses of action are considered to recover the carrying amount of a long-lived asset, and estimated cash flows from the "most likely" alternative are used to assess impairment whenever one alternative is clearly the most likely outcome. If no alternative is clearly the most likely, then a probability-weighted approach is used taking into consideration estimated cash flows from the alternatives. For assets tested for impairment as of the balance sheet date, the estimates of future cash flows used in that test consider the likelihood of possible outcomes that existed at the balance sheet date, including an assessment of the likelihood of a future sale of the assets. That assessment is not revised based on events that occur after the balance sheet date. Changes in assumptions and estimates could result in materially different results than those identified and recorded in the financial statements.

Initiation of Formal Process to Sell U.K. Utility Business (PPL)

As discussed in Note 9 to the Financial Statements, on August 10, 2020, PPL announced that it initiated a formal process to sell its U.K. utility business. As a result of the potential sale, PPL assessed the recoverability of the assets of its U.K. utility business. PPL prepared probability-weighted undiscounted cash flow estimates as of December 31, 2020 and September 30, 2020 that considered the likelihood of the possible outcomes of the sale process, including the possibility of not selling the U.K. utility business. The resulting cash flow analyses exceeded the carrying value of the assets of the U.K. utility business. A change in the possible outcomes of the sale process could result in the carrying value of the assets of the U.K. utility business not being recoverable, which could result in an impairment in future periods. The recoverability test was performed assuming estimates of selling price, expected forecasted cash flows from the operations of the U.K. utility business (which included significant assumptions made by management to estimate projected operating and capital cash flows, RAV and the finalization of RIIO-ED2) and weighted average probability of sale. A decrease in the expected selling price of 10%, a decrease in the forecasted cash flows from the operations of the U.K. utility business of 10%, or a change in the probability of a sale occurring of 10% would not have resulted in the carrying value of the assets of the U.K. utility business not being recoverable.

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

See “Long-Lived and Intangible Assets - Asset Retirement Obligations” in Note 1, Note 7 and Note 20 to the Financial Statements for additional information on AROs.

At December 31, 2020, the total recorded balances and information on the most significant recorded AROs were as follows.

		Most Significant AROs
	Total ARO Recorded	Amount Recorded	% of Total	Description
PPL	$250	$147	59	Ponds, landfills and natural gas mains
LKE	182	147	81	Ponds, landfills and natural gas mains
LG&E	67	49	73	Ponds, landfills and natural gas mains
KU	115	98	85	Ponds and landfills

The most significant assumptions surrounding AROs are the forecasted retirement costs (including settlement dates and the timing of cash flows), discount and inflation rates. At December 31, 2020, a 10% increase to retirement cost would increase these ARO liabilities by $32 million. A 0.25% decrease in the discount rate would increase these ARO liabilities by $3 million and a 0.25% increase in the inflation rate would increase these ARO liabilities by $3 million. There would be no significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability as a result of these changes in assumptions.

Revenue Recognition - Unbilled Revenues (LKE, LG&E and KU)

Revenues related to the sale of energy are recorded when service is rendered or when energy is delivered to customers. Because customers are billed on cycles which vary based on the timing of actual meter reads taken throughout the month, estimates are recorded for unbilled revenues at the end of each reporting period. For LG&E and KU, such unbilled revenue amounts reflect estimates of deliveries to customers since the date of the last reading of their meters. The unbilled revenue estimates reflect consideration of factors including daily load models, estimated usage for each customer class, the effect of current and different rate schedules, the meter read schedule, the billing schedule, actual weather data, and, where applicable, the impact of weather normalization or other regulatory provisions of rate structures. See "Unbilled revenues" on the Registrants' Balance Sheets for balances at December 31, 2020 and 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of PPL Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PPL Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Regulatory Assets and Liabilities – Impact of Rate-Regulation on Various Account Balances and Disclosures – Refer to Notes 1 and 7 to the Financial Statements
Critical Audit Matter Description
As discussed in Note 1 to the financial statements, PPL Corporation owns and operates three cost-based rate-regulated utilities in the United States (U.S.) for which rates are set by the Federal Energy Regulatory Commission (FERC), the Kentucky Public Service Commission (KPSC), the Virginia State Corporation Commission (VSCC) and the Pennsylvania Public Utility Commission (PUC) to enable the regulated utilities to recover the costs of providing electric or gas service, as applicable, and to provide a reasonable return to shareholders. Base rates are generally established based on a future test period. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by accounting principles generally accepted in the United States of America and reflect the effects of regulatory actions. Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates.

The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event as prescribed by the FERC, KPSC, VSCC and PUC. The accounting for the economics of rate regulation also impacts other financial statement line items, including regulated utility plant, operating revenues, depreciation, and income taxes and impacts multiple note disclosures. As of December 31, 2020, PPL Corporation had a recorded regulatory assets balance of $1,361 million and regulatory liabilities balance of $2,609 million.

PPL Corporation’s U.S. regulated utilities’ rates are subject to cost-based rate-setting processes and annual earnings oversight. Rates are established based on an analysis of the costs incurred and the regulated utility’s capital structure and must be approved by one or more federal or state regulatory commissions, including the FERC, KPSC, VSCC and PUC. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital, and the timing and amount of assets to be recovered by rates. The FERC, KPSC, VSCC and PUC regulation of rates is premised on the full recovery of prudently incurred costs and an adequate return on capital investments. Decisions to be made by the FERC, KPSC, VSCC and PUC in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While PPL Corporation’s U.S. utilities have indicated that they expect to recover costs from customers through regulated rates, there is a risk that the FERC, KPSC, VSCC or PUC will not approve full recovery of such costs or approve recovery on a timely basis in future regulatory decisions.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the FERC, KPSC, VSCC and PUC included the following, among others:

•We tested the effectiveness of management’s internal controls over evaluating the likelihood of recovery in future rates of costs deferred as regulatory assets. We tested the effectiveness of management’s controls over the recognition of amounts as regulated utility plant, regulatory assets or liabilities, operating revenues, depreciation expense, income tax expense, and note disclosures. We tested the effectiveness of management’s internal controls over the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We obtained and read relevant regulatory orders issued by the FERC, KPSC, VSCC and PUC for PPL Corporation’s U.S. regulated utilities and other public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•We inquired of management about regulated utility plant that may be abandoned. We inspected minutes of the Board of Directors, regulatory orders and other filings with the FERC, KPSC, VSCC and PUC to identify any evidence that may contradict management’s assertion regarding probability of an abandonment.

•We evaluated PPL Corporation’s disclosures related to the impacts of rate-regulation, including the balances recorded and regulatory developments.

Impairment of Long-lived Assets – Recoverability of U.K. Utility Business - Refer to Notes 1 and 9 to the Financial Statements

Critical Audit Matter Description

As discussed in Note 9 to the financial statements, on August 10, 2020, PPL announced that it initiated a formal process to sell its U.K. utility business. As a result of the potential sale, PPL assessed the recoverability of the long-lived assets of the U.K. utility business as of September 30, 2020 and December 31, 2020.

To test recoverability of long-lived assets of the U.K. utility business, PPL Corporation prepared probability-weighted undiscounted cash flow estimates that assumed estimates of selling price, expected forecasted cash flows from the operations of the U.K. utility business (which included significant assumptions made by management to estimate projected operating and capital cash flows, regulatory asset value (RAV) and the finalization of RIIO-ED2) and weighted average probability of sale. The resulting cash flow analyses exceeded the carrying value of the assets of the U.K. utility business.

We identified PPL Corporation’s impairment evaluation of long-lived assets of the U.K. utility business as a critical audit matter because of significant judgments made by management to estimate selling price, expected forecasted cash flows from the operations of the U.K. utility business and weighted average probability of sale. The significant judgments and assumptions made by management to estimate probabilities and future cash flows, include management's intended use of the assets, estimates of selling price, RAV, the finalization of RIIO-ED2, and projected operating and capital cash flows. A high degree of auditor judgment and an increased effort was required when performing audit procedures to evaluate the reasonableness of management’s estimates and judgments related to each of these assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the significant judgments and assumptions made by management to estimate selling price, expected forecasted cash flows from the operations of the U.K. utility business and weighted average probability of sale included the following, among others:
•We tested the effectiveness of management’s internal controls over their long-lived asset recoverability test, including the significant judgments and assumptions made by management in determining management's intended use of the assets, estimates of selling price, RAV, the finalization of RIIO-ED2 and projected operating and capital cash flows.
•We evaluated the reasonableness of management’s projected operating and capital cash flows by:

◦Comparing current year forecasts to prior year forecasts to understand if any significant changes occurred and why they are appropriate.

◦Comparing information included in communications to the Board of Directors.

◦Comparing information from the Office of Gas and Electricity Markets (Ofgem), including total expenditures assumptions in RIIO-ED2.

◦Comparing information included in PPL Corporation’s press releases as well as in analyst and industry reports for PPL Corporation.

•We evaluated the reasonableness of the RAV by:
•Comparing information to the Ofgem Price Control Finance Model.
•Recalculating projected RAV and understanding changes in the RAV for each period.

•We evaluated management’s assumptions related to values assigned to each probability-weighted outcome.

•We evaluated estimates of selling price by evaluating sector market performance and comparable market transactions.

•We evaluated the related disclosures for consistency with our understanding.

Goodwill – U.K. Regulated Segment Reporting Unit – Refer to Notes 1 and 19 to the Financial Statements

Critical Audit Matter Description

PPL Corporation’s balance sheet includes $3,274 million of goodwill as of December 31, 2020, of which $2,559 million was allocated to the U.K. Regulated segment reporting unit. The fair value of the U.K. Regulated segment reporting unit exceeded the carrying value as of the measurement date and, therefore, no impairment was recognized. PPL Corporation identified a triggering event during the quarter ended March 31, 2020 and performed a quantitative impairment test associated with the U.K. Regulated segment reporting unit. Additionally, PPL Corporation performed its annual impairment test of goodwill as of October 1, 2020 for the U.K. Regulated segment reporting unit and elected to perform a qualitative step zero evaluation. PPL updated the qualitative step zero evaluation for the U.K. Regulated segment reporting unit as of December 31, 2020.

We identified goodwill for the U.K. Regulated segment reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the U.K. Regulated segment reporting unit. The significant judgments and assumptions made by management to estimate the fair value include RAV premiums, discount and growth rates, projected operating and capital cash flows, market multiples and the evaluation of changes to these assumptions that could affect the fair value of the U.K. Regulated segment reporting unit. A high degree of auditor judgment and an increased effort was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the RAV premiums, discount and growth rates, projected operating and capital cash flows and market multiples used by management to estimate the fair value of the U.K. Regulated segment reporting unit and the evaluation of changes to these assumptions and triggering events that could affect the fair value of the U.K. Regulated segment reporting unit included the following, among others:

•We tested the effectiveness of management’s internal controls over their goodwill impairment evaluations, including those over the significant assumptions used in management’s quantitative impairment test and qualitative step zero evaluations.

•We evaluated the reasonableness of management’s projected operating and capital cash flows by:

◦Performing a retrospective review of current year results compared to the projections used in the most recent quantitative impairment test.

◦Comparing current year forecasts to prior year forecasts to understand if any significant changes occurred and why they are appropriate.

◦Comparing information included in communications to the Board of Directors.

◦Comparing information from Ofgem, including total expenditures assumptions in RIIO-ED2.

◦Comparing information included in PPL Corporation’s press releases as well as in analyst and industry reports for PPL Corporation.

•We evaluated the reasonableness of the (1) valuation methodology, (2) RAV premiums, (3) discount and growth rates and (4) market multiples by:

◦Evaluating historical data used in developing the assumptions to assess whether the data is comparable and consistent with data of the period under audit.

◦Performing a sensitivity analysis to assess whether there are any changes in the key drivers of the fair value since the prior year.

◦Evaluating sector market performance and comparable market transactions.

•We evaluated the Company’s qualitative step zero evaluations, including consideration of macroeconomic factors that could change RAV premiums, discount and growth rates, and projected operating and capital cash flows.

•We evaluated the impact of internal and external factors from the October 1, 2020 annual measurement date to December 31, 2020.

•We evaluated the related disclosures for consistency with our understanding.

Income Taxes – Valuation Allowances – Estimates of future taxable income and management’s determination of whether it is more likely than not that deferred tax assets will be realized – Refer to Note 1 and 6 to the Financial Statements

Critical Audit Matter Description

Deferred income taxes reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes and the tax effects of net operating losses and tax credit carryforwards. Net deferred tax assets have been recognized based on management’s estimates of future taxable income for the U.S. and the U.K. PPL Corporation files tax returns in multiple jurisdictions with complex tax laws and regulations. Valuation allowances have been established for the amounts that, more likely than not, will not be realized. PPL Corporation has $906 million of valuation allowances recorded on $1,455 million of deferred tax assets related to federal, state and foreign loss and credit carryforwards as of December 31, 2020.

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

We identified management’s estimation of the valuation allowances associated with loss and credit carryforwards as a critical audit matter because the need for valuation allowances to reduce deferred tax assets requires significant management judgment. A high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, was required when performing audit procedures to evaluate the reasonableness of management’s estimates of future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to estimated future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized included the following, among others:

•We tested the effectiveness of management’s internal controls over the valuation allowance for income taxes, including management’s internal controls over the estimates of future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.

•We evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether a valuation allowance was necessary.

•With the assistance of our income tax specialists, we evaluated whether the sources of management’s estimated taxable income were of the appropriate character and sufficient to utilize the deferred tax assets under the relevant tax laws.

•We evaluated management’s ability to accurately estimate taxable income by comparing actual results to management’s historical estimates and evaluating whether there have been any changes that would affect management’s ability to continue accurately estimating taxable income.

•We tested the reasonableness of management’s estimates of future taxable income by comparing the estimates to:
◦Internal budgets.

◦Historical taxable income, as adjusted for nonrecurring items.
◦Internal communications to management and the Board of Directors.
◦Forecasted information included in PPL Corporation’s press releases as well as in analyst and industry reports for PPL Corporation.

•We evaluated the related disclosures for consistency with our understanding.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 18, 2021

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and the Board of Directors of PPL Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of PPL Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 18, 2021, expressed an unqualified opinion on those financial statements.
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
February 18, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowner and the Board of Directors of PPL Electric Utilities Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PPL Electric Utilities Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relates.
Critical Audit Matter Description
Regulatory Assets and Liabilities – Impact of Rate-Regulation on Various Account Balances and Disclosures – Refer to Notes 1 and 7 to the consolidated financial statements
As discussed in Note 1 to the financial statements, PPL Electric Utilities Corporation (PPL Electric) is a cost-based rate-regulated utility for which rates are set by the Federal Energy Regulatory Commission (FERC) and the Pennsylvania Public Utility Commission (PUC) to enable the regulated utility to recover the costs of providing electric service and to provide a reasonable return to shareholders. Base rates are generally established based on a future test period. As a result, the consolidated financial statements are subject to the accounting for certain types of regulation as prescribed by generally accepted accounting principles and reflect the effects of regulatory actions. Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event as prescribed by the FERC and PUC. The accounting for the economics of rate-regulation also impacts other financial statement line items, including regulated utility plant, operating revenues, depreciation, and income taxes, and impacts multiple note disclosures. As of December 31, 2020, PPL Electric had a recorded consolidated regulatory assets balance of $581 million and regulatory liabilities balance of $646 million.

PPL Electric’s U.S. regulated utility’s rates are subject to cost-based rate-setting processes and annual earnings oversight. Rates are established based on an analysis of the costs incurred and the regulated utility’s capital structure and must be approved by one or more federal or state regulatory commissions, including the FERC and PUC. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. The FERC and PUC regulation of rates is premised on the full recovery of prudently incurred costs and an adequate return on capital investments. Decisions to be made by the FERC and PUC in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While PPL Electric has indicated that it expects to recover costs from customers through regulated rates, there is a risk that the FERC or PUC will not approve full recovery of such costs or approve recovery on a timely basis in future regulatory decisions.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in continually assessing whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory and political environments, the ability to recover costs through regulated rates, recent rate orders, and the status of any pending legislation. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the FERC and PUC, among others:

•We tested the effectiveness of management’s internal controls over evaluating the likelihood of recovery in future rates of costs deferred as regulatory assets. We tested the effectiveness of management’s controls over the initial recognition of amounts as regulated utility plant, regulatory assets or liabilities, operating revenues, depreciation expense, income tax expense, and note disclosures and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We obtained and read relevant regulatory orders issued by the FERC and PUC for PPL Electric and other public utilities in Pennsylvania, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•We inquired of management about regulated utility plant that may be abandoned. We inspected minutes of the Board of Directors and regulatory orders and other filings with the FERC and PUC to identify any evidence that may contradict management’s assertion regarding probability of an abandonment.

•We evaluated PPL Electric’s disclosures related to the impacts of rate-regulation, including the balances recorded and regulatory developments.
Regulatory Liabilities – Challenge to PPL Electric Transmission Formula Rate Return on Equity – Refer to Note 7 to the consolidated financial statements
Critical Audit Matter Description

As discussed in Note 7 to the financial statements, on May 21, 2020, PP&L Industrial Customer Alliance (PPLICA) filed a complaint with the FERC alleging that PPL Electric’s base return on equity (ROE) of 11.18% used to determine PPL Electric’s formula transmission rate is unjust and unreasonable, and proposing an alternative ROE of 8.0% based on its interpretation of FERC Opinion No. 569. However, also on May 21, 2020, the FERC issued Opinion No. 569-A in response to numerous requests for rehearing of Opinion No. 569, which revised the method for analyzing base ROE. On June 10, 2020, PPLICA filed a Motion to Supplement the May 21, 2020 compliant in which PPLICA continued to allege that PPL Electric’s base ROE is unjust and unreasonable, but revised its analysis of PPL Electric’s base ROE to reflect the guidance provided in Opinion No. 569-A. The amended complaint proposed an updated alternative ROE of 8.5% and also requested that the FERC preserve the original refund effective date as established by the filing of the original complaint on May 21, 2020.

On July 10, 2020, PPL Electric filed its Answer and supporting Testimony to the PPLICA filings arguing that the FERC should deny the original and amended complaints as they are without merit and fail to demonstrate the existing base ROE is unjust and unreasonable. On October 15, 2020, the FERC issued an order which established hearing and settlement procedures.

PPL Electric believes its ROE is just and reasonable and that it has meritorious defenses against the original and amended complaints. At this time, PPL Electric cannot predict the outcome of this matter or the range of possible losses, if any, that may be incurred.

We identified the analysis of accounting and disclosures associated with this complaint as a critical audit matter due to the significant judgments made by management in evaluating whether a potential refund to customers exists. A high degree of auditor judgment and an increased effort, including the involvement of individuals with specialized knowledge of accounting for rate regulation and the rate-setting process, was required.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s judgments regarding the ROE challenge included the following, among others:

•We tested the effectiveness of management’s internal controls over the evaluation of the complaint and the related accounting and disclosure considerations. We tested the effectiveness of management’s internal controls over the review of the work of management’s specialist used in calculating a range of return on equity that the Company believes is just and reasonable used in the Company’s response filed with the FERC.

•We obtained and read relevant regulatory orders issued by the FERC for other public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the reasonableness of management’s estimated refund to customers in comparison to settlements reached between the FERC, other intervenors and other companies in the power and utilities industry.

•We requested and received written responses from internal counsel and external legal firms representing PPL Electric and evaluated the legal conclusions for consistency with those used in management’s accounting judgments and disclosures.

•We tested the assumptions and the source data used in the calculation of the range of return on equity that the Company believes is just and reasonable utilized in the Company’s accounting evaluation.

•We evaluated PPL Electric’s disclosures for consistency with our understanding.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 18, 2021

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Sole Member and the Board of Directors of LG&E and KU Energy LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LG&E and KU Energy LLC and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Assets and Liabilities – Impact of Rate-Regulation on Various Account Balances and Disclosures – Refer to Notes 1 and 7 to the consolidated financial statements

Critical Audit Matter Description

As discussed in Note 1 to the financial statements, LG&E and KU Energy LLC (LKE) is a utility holding company with cost-based rate-regulated utility operations for which rates are set by the Kentucky Public Service Commission (KPSC), the Virginia State Corporation Commission (VSCC) and the Federal Energy Regulatory Commission (FERC), to enable Louisville Gas and Electric Company (LG&E) and Kentucky Utilities Company (KU) to recover the costs of providing electric or gas services, as applicable, and to provide a reasonable return to shareholders. Base rates are generally established based on a future test period. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by generally accepted accounting principles and reflect the effects of regulatory actions. Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event as prescribed by the KPSC, VSCC and FERC. The accounting for the economics of rate-regulation also impacts other financial statement line items, including regulated utility plant, operating revenues, depreciation, and income taxes, and impacts multiple note disclosures. As of December 31, 2020, LKE had a recorded consolidated regulatory assets balance of $780 million and regulatory liabilities balance of $1,963 million.

LKE’s regulated utilities’ rates are subject to cost-based rate-setting processes and annual earnings oversight. Rates are established based on an analysis of the costs incurred and the regulated utility’s capital structure and must be approved by one or more federal or state regulatory commissions, including the KPSC, VSCC and FERC. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. The KPSC, VSCC and FERC regulation of rates is premised on the full recovery of prudently incurred costs and an adequate return on capital investments. Decisions to be made by the KPSC, VSCC and FERC in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While LKE has indicated it expects to recover costs from customers through regulated rates, there is a risk that the KPSC, VSCC or FERC will not approve full recovery of such costs or approve recovery on a timely basis in future regulatory decisions.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in continually assessing whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory and political environments, the ability to recover costs through regulated rates, recent rate orders, and the status of any pending legislation. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the KPSC, VSCC, or FERC included the following, among others:

•We tested the effectiveness of management’s internal controls over evaluating the likelihood of recovery in future rates of costs deferred as regulatory assets. We tested the effectiveness of management’s controls over the initial recognition of amounts as regulated utility plant, regulatory assets or liabilities, operating revenues, depreciation expense, income tax expense, note disclosures and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We obtained and read relevant regulatory orders issued by the KPSC, VSCC and FERC for LG&E and KU and other public utilities in Kentucky and Virginia, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•We inquired of management about regulated utility plant that may be abandoned. We inspected minutes of the Board of Directors and regulatory orders and other filings with the Commission to identify any evidence that may contradict management’s assertion regarding probability of an abandonment.

•We evaluated LKE’s disclosures related to the impacts of rate-regulation, including the balances recorded and regulatory developments.

/s/ Deloitte & Touche LLP

Louisville, Kentucky
February 18, 2021

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of Louisville Gas and Electric Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Louisville Gas and Electric Company (the “Company”) as of December 31, 2020 and 2019, the related statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Assets and Liabilities – Impact of Rate-Regulation on Various Account Balances and Disclosures – Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

As discussed in Note 1 to the financial statements, Louisville Gas and Electric Company (LG&E) is a cost-based rate-regulated utility for which rates are set by the Kentucky Public Service Commission (KPSC) and the Federal Energy Regulatory Commission (FERC), to enable the regulated utility to recover the costs of providing electric or gas services, as applicable, and to provide a reasonable return to shareholders. Base rates are generally established based on a future test period. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by generally accepted accounting principles and reflect the effects of regulatory actions. Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event as prescribed by the KPSC and FERC. The accounting for the economics of rate-regulation also impacts other financial statement line items, including regulated utility plant, operating revenues, depreciation, and income taxes, and impacts multiple note disclosures. As of December 31, 2020, LG&E had a recorded regulatory assets balance of $374 million and regulatory liabilities balance of $882 million.

LG&E’s regulated utility’s rates are subject to cost-based rate-setting processes and annual earnings oversight. Rates are established based on an analysis of the costs incurred and the regulated utility’s capital structure and must be approved by one or more federal or state regulatory commissions, including the KPSC and FERC. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. The KPSC and FERC regulation of rates is premised on the full recovery of prudently incurred costs and an adequate return on capital investments. Decisions to be made by the KPSC and FERC in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While LG&E has indicated it expects to recover costs from customers through regulated rates, there is a risk that the KPSC or FERC will not approve full recovery of such costs or approve recovery on a timely basis in future regulatory decisions.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in continually assessing whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory and political environments, the ability to recover costs through regulated rates, recent rate orders, and the status of any pending legislation. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the KPSC or FERC included the following, among others:

•We tested the effectiveness of management’s internal controls over evaluating the likelihood of recovery in future rates of costs deferred as regulatory assets. We tested the effectiveness of management’s controls over the initial recognition of amounts as regulated utility plant, regulatory assets or liabilities, operating revenues, depreciation expense, and income tax expense, note disclosures and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We obtained and read relevant regulatory orders issued by the KPSC and FERC for LG&E and other public utilities in Kentucky, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•We inquired of management about regulated utility plant that may be abandoned. We inspected minutes of the Board of Directors and regulatory orders and other filings with the Commission to identify any evidence that may contradict management’s assertion regarding probability of an abandonment.

•We evaluated LG&E’s disclosures related to the impacts of rate-regulation, including the balances recorded and regulatory developments.

/s/ Deloitte & Touche LLP

Louisville, Kentucky
February 18, 2021

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of Kentucky Utilities Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kentucky Utilities Company (the “Company”) as of December 31, 2020 and 2019, the related statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Assets and Liabilities – Impact of Rate-Regulation on Various Account Balances and Disclosures – Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

As discussed in Note 1 to the financial statements, Kentucky Utilities Company (KU) is a cost-based rate-regulated utility for which rates are set by the Kentucky Public Service Commission (KPSC), the Virginia State Corporation Commission (VSCC) and the Federal Energy Regulatory Commission (FERC), to enable the regulated utility to recover the costs of providing electric or gas services, as applicable, and to provide a reasonable return to shareholders. Base rates are generally established based on a future test period. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by generally accepted accounting principles and reflect the effects of regulatory actions. Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event as prescribed by the KPSC, VSCC and FERC. The accounting for the economics of rate-regulation also impacts other financial statement line items, including regulated utility plant, operating revenues, depreciation, and income taxes, and impacts multiple note disclosures. As of December 31, 2020, KU had a recorded regulatory assets balance of $406 million and regulatory liabilities balance of $1,081 million.

KU’s regulated utility’s rates are subject to cost-based rate-setting processes and annual earnings oversight. Rates are established based on an analysis of the costs incurred and the regulated utility’s capital structure and must be approved by one or more federal or state regulatory commissions, including the KPSC, VSCC and FERC. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. The KPSC, VSCC and FERC regulation of rates is premised on the full recovery of prudently incurred costs and an adequate return on capital investments. Decisions to be made by the KPSC, VSCC and FERC in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While KU has indicated it expects to recover costs from customers through regulated rates, there is a risk that the KPSC, VSCC or FERC will not approve full recovery of such costs or approve recovery on a timely basis in future regulatory decisions.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in continually assessing whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory and political environments, the ability to recover costs through regulated rates, recent rate orders, and the status of any pending legislation. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the KPSC, VSCC, or FERC included the following, among others:

•We tested the effectiveness of management’s internal controls over evaluating the likelihood of recovery in future rates of costs deferred as regulatory assets. We tested the effectiveness of management’s controls over the initial recognition of amounts as regulated utility plant, regulatory assets or liabilities, operating revenues, depreciation expense, and income tax expense, note disclosures and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We obtained and read relevant regulatory orders issued by the KPSC, VSCC and FERC for KU and other public utilities in Kentucky and Virginia, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•We inquired of management about regulated utility plant that may be abandoned. We inspected minutes of the Board of Directors and regulatory orders and other filings with the Commission to identify any evidence that may contradict management’s assertion regarding probability of an abandonment.

•We evaluated KU’s disclosures related to the impacts of rate-regulation, including the balances recorded and regulatory developments.

/s/ Deloitte & Touche LLP

Louisville, Kentucky
February 18, 2021

We have served as the Company’s auditor since 2015.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except share data)

	2020	2019	2018
Operating Revenues	$7,607	$7,769	$7,785

Operating Expenses
Operation
Fuel	632	709	799
Energy purchases	634	723	745
Other operation and maintenance	1,944	1,985	1,983
Depreciation	1,287	1,199	1,094
Taxes, other than income	307	313	312
Total Operating Expenses	4,804	4,929	4,933

Operating Income	2,803	2,840	2,852

Other Income (Expense) - net	169	309	396

Interest Expense	1,001	994	963

Income Before Income Taxes	1,971	2,155	2,285

Income Taxes	502	409	458

Net Income	$1,469	$1,746	$1,827

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$1.91	$2.39	$2.59
Diluted	$1.91	$2.37	$2.58

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	768,590	728,512	704,439
Diluted	769,384	736,754	708,619

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2020	2019	2018
Net income	$1,469	$1,746	$1,827

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $0, $0, ($2)	267	108	(444)
Qualifying derivatives, net of tax of $5, 2, ($9)	(19)	(11)	36
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $3	(1)	(1)	(11)
Net actuarial gain (loss), net of tax of $74, $119, $44	(341)	(592)	(187)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of ($8), $(5), $6	24	13	(29)
Defined benefit plans:
Prior service costs, net of tax of ($1), $(1), $0	3	2	2
Net actuarial (gain) loss, net of tax of ($51), $(22), ($36)	205	87	142
Total other comprehensive income (loss)	138	(394)	(491)

Comprehensive income	$1,607	$1,352	$1,336

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2020	2019	2018
Cash Flows from Operating Activities
Net income	$1,469	$1,746	$1,827
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,287	1,199	1,094
Amortization	72	81	78
Defined benefit plans - (income)	(201)	(263)	(192)
Deferred income taxes and investment tax credits	402	309	355
Unrealized (gains) losses on derivatives, and other hedging activities	280	73	(186)
Stock compensation expense	29	36	26
Other	(12)	(22)	(3)
Change in current assets and current liabilities
Accounts receivable	(82)	4	28
Accounts payable	10	(77)	78
Unbilled revenues	10	(5)	41
Fuel, materials and supplies	(17)	(26)	17
Regulatory assets and liabilities, net	(63)	(88)	13
Other current liabilities	(23)	(73)	(22)
Other	(1)	(33)	(2)
Other operating activities
Defined benefit plans - funding	(390)	(350)	(361)
Proceeds from transfer of excess benefit plan funds	—	—	65
Other assets	(59)	(100)	(75)
Other liabilities	35	16	40
Net cash provided by operating activities	2,746	2,427	2,821
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(3,249)	(3,083)	(3,238)
Purchase of investments	—	(55)	(65)
Proceeds from the sale of investments	9	69	6
Other investing activities	(18)	(11)	(64)
Net cash used in investing activities	(3,258)	(3,080)	(3,361)
Cash Flows from Financing Activities
Issuance of long-term debt	2,167	1,465	1,059
Retirement of long-term debt	(1,172)	(300)	(277)
Proceeds from project financing	173	—	—
Issuance of common stock	34	1,167	698
Payment of common stock dividends	(1,275)	(1,192)	(1,133)
Issuance of term loan	300	—	—
Issuance of commercial paper	73	—	—
Net increase (decrease) in short-term debt	127	(278)	363
Other financing activities	(41)	(26)	(20)
Net cash provided by financing activities	386	836	690
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	17	10	(18)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(109)	193	132
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	836	643	511
Cash, Cash Equivalents and Restricted Cash at End of Period	$727	$836	$643

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest - net of amount capitalized	$939	$905	$910
Income taxes - net	$95	$93	$127
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$319	$340	$345
Accrued expenditures for intangible assets at December 31,	$85	$79	$64

 The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2020	2019
Assets
Current Assets
Cash and cash equivalents	$708	$815
Accounts receivable (less reserve: 2020, $75; 2019, $58)
Customer	790	687
Other	91	105
Unbilled revenues	498	504
Fuel, materials and supplies	361	332
Prepayments	96	79
Price risk management assets	94	147
Other current assets	130	98
Total Current Assets	2,768	2,767

Property, Plant and Equipment
Regulated utility plant	45,887	42,709
Less: accumulated depreciation - regulated utility plant	8,894	8,055
Regulated utility plant, net	36,993	34,654
Non-regulated property, plant and equipment	498	357
Less: accumulated depreciation - non-regulated property, plant and equipment	102	109
Non-regulated property, plant and equipment, net	396	248
Construction work in progress	1,503	1,580
Property, Plant and Equipment, net	38,892	36,482

Other Noncurrent Assets
Regulatory assets	1,262	1,492
Goodwill	3,274	3,198
Other intangibles	764	742
Pension benefit asset	706	464
Price risk management assets	52	149
Other noncurrent assets	398	386
Total Other Noncurrent Assets	6,456	6,431

Total Assets	$48,116	$45,680

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2020	2019
Liabilities and Equity
Current Liabilities
Short-term debt	$1,662	$1,151
Long-term debt due within one year	1,574	1,172
Accounts payable	965	956
Taxes	91	99
Interest	303	294
Dividends	319	317
Customer deposits	300	261
Regulatory liabilities	79	115
Other current liabilities	684	535
Total Current Liabilities	5,977	4,900

Long-term Debt	21,553	20,721

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,568	3,088
Investment tax credits	122	124
Accrued pension obligations	200	587
Asset retirement obligations	200	212
Regulatory liabilities	2,530	2,572
Other deferred credits and noncurrent liabilities	593	485
Total Deferred Credits and Other Noncurrent Liabilities	7,213	7,068

Commitments and Contingent Liabilities (Notes 7 and 14)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,270	12,214
Earnings reinvested	5,315	5,127
Accumulated other comprehensive loss	(4,220)	(4,358)
Total Equity	13,373	12,991

Total Liabilities and Equity	$48,116	$45,680

(a)1,560,000 shares authorized; 768,907 and 767,233 shares issued and outstanding at December 31, 2020 and December 31, 2019.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Millions of Dollars)

	PPL Shareowners
	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2017	693,398	$7	$10,305	$3,871	$(3,422)	$10,761
Common stock issued	26,925		718			718
Stock-based compensation			(2)			(2)
Net income				1,827		1,827
Dividends and dividend equivalents (b)				(1,156)		(1,156)
Other comprehensive income (loss)					(491)	(491)
Adoption of reclassification of certain tax effects from AOCI guidance cumulative effect adjustment				51	(51)	—
December 31, 2018	720,323	$7	$11,021	$4,593	$(3,964)	$11,657

Common stock issued	46,910	1	1,184			1,185
Stock-based compensation			9			9
Net income				1,746		1,746
Dividends and dividend equivalents (b)				(1,212)		(1,212)
Other comprehensive income (loss)					(394)	(394)
December 31, 2019	767,233	$8	$12,214	$5,127	$(4,358)	$12,991

Common stock issued	1,674		51			51
Stock-based compensation			5			5
Net income				1,469		1,469
Dividends and dividend equivalents (b)				(1,279)		(1,279)
Other comprehensive income (loss)					138	138
Adoption of financial instrument credit losses guidance cumulative effect adjustment (Note 1)				(2)		(2)
December 31, 2020	768,907	$8	$12,270	$5,315	$(4,220)	$13,373

(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock at December 31, 2020, 2019 and 2018 were: $1.66, $1.65 and $1.64.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2020	2019	2018
Operating Revenues	$2,331	$2,358	$2,277

Operating Expenses
Operation
Energy purchases	491	549	544
Other operation and maintenance	513	566	578
Depreciation	403	386	352
Taxes, other than income	107	112	109
Total Operating Expenses	1,514	1,613	1,583

Operating Income	817	745	694

Other Income (Expense) - net	18	25	23

Interest Income from Affiliate	2	6	8

Interest Expense	173	170	159

Income Before Income Taxes	664	606	566

Income Taxes	167	149	136

Net Income (a)	$497	$457	$430

(a)Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2020	2019	2018
Cash Flows from Operating Activities
Net income	$497	$457	$430
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	403	386	352
Amortization	26	24	22
Deferred income taxes and investment tax credits	83	90	125
Other	(6)	(19)	(1)
Change in current assets and current liabilities
Accounts receivable	(47)	33	47
Accounts payable	21	5	10
Unbilled revenues	13	(14)	7
Materials and supplies	(18)	(8)	9
Regulatory assets and liabilities	(40)	(43)	(19)
Other	(9)	(3)	6
Other operating activities
Defined benefit plans - funding	(21)	(21)	(28)
Other assets	(28)	15	(37)
Other liabilities	10	11	55
Net cash provided by operating activities	884	913	978

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,145)	(1,114)	(1,192)
Expenditures for intangible assets	(9)	(7)	(4)
Other investing activities	3	4	3
Net cash used in investing activities	(1,151)	(1,117)	(1,193)

Cash Flows from Financing Activities
Issuance of long-term debt	250	393	398
Retirement of long-term debt	—	(100)	—
Contributions from PPL	940	400	429
Payment of common stock dividends to parent	(400)	(486)	(390)
Return of capital to parent	(745)	—	—
Other financing activities	(2)	(8)	(4)
Net cash provided by financing activities	43	199	433

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(224)	(5)	218
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	264	269	51
Cash, Cash Equivalents and Restricted Cash at End of Period	$40	$264	$269

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$158	$154	$144
Income taxes - net	$67	$32	$(20)
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$156	$180	$158

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2020	2019
Assets
Current Assets
Cash and cash equivalents	$40	$262
Accounts receivable (less reserve: 2020, $41; 2019, $28)
Customer	311	258
Other	17	22
Accounts receivable from affiliates	10	11
Unbilled revenues (less reserve: 2020, $2; 2019, $0)	121	134
Materials and supplies	59	33
Prepayments	9	6
Regulatory assets	40	26
Other current assets	13	9
Total Current Assets	620	761

Property, Plant and Equipment
Regulated utility plant	13,514	12,589
Less: accumulated depreciation - regulated utility plant	3,297	3,078
Regulated utility plant, net	10,217	9,511
Construction work in progress	592	597
Property, Plant and Equipment, net	10,809	10,108

Other Noncurrent Assets
Regulatory assets	541	726
Intangibles	268	263
Other noncurrent assets	86	43
Total Other Noncurrent Assets	895	1,032

Total Assets	$12,324	$11,901
The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2020	2019
Liabilities and Equity
Current Liabilities
Long-term debt due within one year	$400	$—
Accounts payable	428	438
Accounts payable to affiliates	39	32
Taxes	17	13
Interest	39	41
Regulatory liabilities	68	96
Other current liabilities	105	93
Total Current Liabilities	1,096	713

Long-term Debt	3,836	3,985

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,559	1,447
Accrued pension obligations	8	179
Regulatory liabilities	578	599
Other deferred credits and noncurrent liabilities	123	146
Total Deferred Credits and Other Noncurrent Liabilities	2,268	2,371

Commitments and Contingent Liabilities (Notes 7 and 14)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	3,753	3,558
Earnings reinvested	1,007	910
Total Equity	5,124	4,832

Total Liabilities and Equity	$12,324	$11,901

(a)170,000 shares authorized; 66,368 shares issued and outstanding at December 31, 2020 and December 31, 2019.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2017	66,368	$364	$2,729	$899	$3,992
Net income				430	430
Capital contributions from parent			429		429
Dividends declared on common stock				(390)	(390)
December 31, 2018	66,368	$364	$3,158	$939	$4,461

Net income				457	457
Capital contributions from parent			400		400
Dividends declared on common stock				(486)	(486)
December 31, 2019	66,368	$364	$3,558	$910	$4,832

Net income				497	497
Capital contributions from parent			940		940
Return of capital to parent			(745)		(745)
Dividends declared on common stock				(400)	(400)
December 31, 2020	66,368	$364	$3,753	$1,007	$5,124

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2020	2019	2018
Operating Revenues	$3,106	$3,206	$3,214

Operating Expenses
Operation
Fuel	632	709	799
Energy purchases	143	174	201
Other operation and maintenance	834	861	848
Depreciation	606	547	475
Taxes, other than income	77	74	70
Total Operating Expenses	2,292	2,365	2,393

Operating Income	814	841	821

Other Income (Expense) - net	2	(13)	(16)

Interest Expense	223	226	206

Interest Expense with Affiliate	37	31	25

Income Before Income Taxes	556	571	574

Income Taxes	106	103	129

Net Income	$450	$468	$445

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2020	2019	2018
Net income	$450	$468	$445

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0	(1)	(1)	—
Net actuarial gain (loss), net of tax of $2, $2, ($2)	(7)	(6)	7
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0	2	1	2
Net actuarial (gain) loss, net of tax of ($4), ($1), ($3)	13	2	8
Total other comprehensive income (loss)	7	(4)	17

Comprehensive income	$457	$464	$462

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2020	2019	2018
Cash Flows from Operating Activities
Net income	$450	$468	$445
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	606	547	475
Amortization	19	27	18
Defined benefit plans - expense	15	11	17
Deferred income taxes and investment tax credits	64	82	94
Other	(2)	(3)	(4)
Change in current assets and current liabilities
Accounts receivable	(17)	(16)	1
Accounts payable	(11)	(26)	39
Accounts payable to affiliates	5	2	2
Unbilled revenues	(12)	5	34
Fuel, materials and supplies	10	—	7
Regulatory assets and liabilities, net	(26)	(45)	32
Taxes payable	13	(5)	(3)
Other	(13)	(8)	(24)
Other operating activities
Defined benefit plans - funding	(54)	(34)	(131)
Expenditures for asset retirement obligations	(84)	(89)	(72)
Other assets	(5)	(3)	(24)
Other liabilities	45	25	9
Net cash provided by operating activities	1,003	938	915
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(966)	(1,094)	(1,117)
Other investing activities	3	—	1
Net cash used in investing activities	(963)	(1,094)	(1,116)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	101	37	(112)
Issuance of long-term note with affiliate	550	—	250
Issuance of long-term debt	498	705	118
Retirement of long-term debt	(975)	(200)	(27)
Acquisition of outstanding bonds	—	(40)	—
Remarketing of reacquired bonds	—	40	—
Distributions to member	(283)	(308)	(302)
Contributions from member	—	63	—
Issuance of commercial paper	73	—	—
Net increase (decrease) in short-term debt	4	(126)	270
Other financing activities	(6)	(12)	(2)
Net cash provided by (used in) financing activities	(38)	159	195
Net Increase (Decrease) in Cash and Cash Equivalents	2	3	(6)
Cash and Cash Equivalents at Beginning of Period	27	24	30
Cash and Cash Equivalents at End of Period	$29	$27	$24

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$248	$237	$218
Income taxes - net	$38	$29	$46
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$100	$113	$150

 The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2020	2019
Assets
Current Assets
Cash and cash equivalents	$29	$27
Accounts receivable (less reserve: 2020, $30; 2019, $28)
Customer	283	260
Other	69	71
Unbilled revenues (less reserve: 2020, $2; 2019, $0)	176	164
Fuel, materials and supplies	242	250
Prepayments	30	30
Regulatory assets	59	41
Other current assets	4	2
Total Current Assets	892	845

Property, Plant and Equipment
Regulated utility plant	15,557	14,646
Less: accumulated depreciation - regulated utility plant	2,717	2,356
Regulated utility plant, net	12,840	12,290
Construction work in progress	640	794
Property, Plant and Equipment, net	13,480	13,084

Other Noncurrent Assets
Regulatory assets	721	766
Goodwill	996	996
Other intangibles	61	69
Other noncurrent assets	127	171
Total Other Noncurrent Assets	1,905	2,002

Total Assets	$16,277	$15,931

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2020	2019
Liabilities and Equity
Current Liabilities
Short-term debt	$465	$388
Long-term debt due within one year	674	975
Notes payable with affiliates	251	150
Accounts payable	294	316
Accounts payable to affiliates	16	11
Customer deposits	64	62
Taxes	71	58
Price risk management liabilities	2	4
Regulatory liabilities	11	19
Interest	37	40
Asset retirement obligations	50	70
Other current liabilities	162	153
Total Current Liabilities	2,097	2,246

Long-term Debt
Long-term debt	4,200	4,377
Long-term debt to affiliate	1,200	650
Total Long-term Debt	5,400	5,027

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,175	1,069
Investment tax credits	121	124
Price risk management liabilities	21	17
Accrued pension obligations	112	233
Asset retirement obligations	132	145
Regulatory liabilities	1,952	1,973
Other deferred credits and noncurrent liabilities	151	155
Total Deferred Credits and Other Noncurrent Liabilities	3,664	3,716

Commitments and Contingent Liabilities (Notes 7 and 14)

Member's equity	5,116	4,942

Total Liabilities and Equity	$16,277	$15,931

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

Member's Equity
December 31, 2017	$4,563
Net income	445
Distributions to member	(302)
Other comprehensive income (loss)	17
December 31, 2018	$4,723

Net income	$468
Contributions from member	63
Distributions to member	(308)
Other comprehensive income (loss)	(4)
December 31, 2019	$4,942

Net income	$450
Distributions to member	(283)
Other comprehensive income (loss)	7
December 31, 2020	$5,116

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)

	2020	2019	2018
Operating Revenues
Retail and wholesale	$1,435	$1,473	$1,467
Electric revenue from affiliate	21	27	29
Total Operating Revenues	1,456	1,500	1,496

Operating Expenses
Operation
Fuel	246	289	308
Energy purchases	125	154	183
Energy purchases from affiliate	19	7	13
Other operation and maintenance	373	387	376
Depreciation	259	231	195
Taxes, other than income	40	39	36
Total Operating Expenses	1,062	1,107	1,111

Operating Income	394	393	385

Other Income (Expense) – net	(1)	(11)	(12)

Interest Expense	87	87	76

Income Before Income Taxes	306	295	297

Income Taxes	62	63	64

Net Income (a)	$244	$232	$233

(a)Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)

	2020	2019	2018
Cash Flows from Operating Activities
Net income	$244	$232	$233
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	259	231	195
Amortization	9	15	14
Defined benefit plans - expense	3	3	3
Deferred income taxes and investment tax credits	3	56	60
Change in current assets and current liabilities
Accounts receivable	(3)	(9)	4
Accounts receivable from affiliates	4	6	—
Accounts payable	(18)	(10)	10
Accounts payable to affiliates	(5)	5	1
Unbilled revenues	(3)	1	14
Fuel, materials and supplies	4	5	4
Regulatory assets and liabilities, net	—	(19)	5
Taxes payable	(1)	7	1
Other	(3)	(5)	(10)
Other operating activities
Defined benefit plans - funding	(11)	(6)	(61)
Expenditures for asset retirement obligations	(20)	(30)	(22)
Other assets	(2)	(1)	(12)
Other liabilities	23	11	4
Net cash provided by operating activities	483	492	443
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(456)	(482)	(554)
Net cash used in investing activities	(456)	(482)	(554)
Cash Flows from Financing Activities
Issuance of long-term debt	—	399	100
Retirement of long-term debt	—	(200)	—
Acquisition of outstanding bonds	—	(40)	—
Remarketing of reacquired bonds	—	40	—
Payment of common stock dividends to parent	(161)	(182)	(156)
Contributions from parent	103	25	83
Issuance of commercial paper	41	—	—
Net increase (decrease) in short-term debt	(17)	(41)	80
Other financing activities	(1)	(6)	(1)
Net cash provided by (used in) financing activities	(35)	(5)	106
Net Increase (Decrease) in Cash and Cash Equivalents	(8)	5	(5)
Cash and Cash Equivalents at Beginning of Period	15	10	15
Cash and Cash Equivalents at End of Period	$7	$15	$10

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$82	$77	$71
Income taxes - net	$63	$2	$7
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$60	$59	$61

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)

	2020	2019
Assets
Current Assets
Cash and cash equivalents	$7	$15
Accounts receivable (less reserve: 2020, $2; 2019, $1)
Customer	127	121
Other	35	41
Unbilled revenues (less reserve: 2020, $1; 2019, $0)	79	76
Accounts receivable from affiliates	16	18
Fuel, materials and supplies	119	122
Prepayments	14	14
Regulatory assets	23	25
Other current assets	1	1
Total Current Assets	421	433

Property, Plant and Equipment
Regulated utility plant	6,735	6,372
Less: accumulated depreciation - regulated utility plant	1,020	846
Regulated utility plant, net	5,715	5,526
Construction work in progress	320	297
Property, Plant and Equipment, net	6,035	5,823

Other Noncurrent Assets
Regulatory assets	351	380
Goodwill	389	389
Other intangibles	35	41
Other noncurrent assets	114	67
Total Other Noncurrent Assets	889	877

Total Assets	$7,345	$7,133

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)

	2020	2019
Liabilities and Equity
Current Liabilities
Short-term debt	$262	$238
Long-term debt due within one year	292	—
Accounts payable	153	172
Accounts payable to affiliates	31	31
Customer deposits	32	31
Taxes	32	33
Price risk management liabilities	2	4
Regulatory liabilities	—	2
Interest	15	15
Asset retirement obligations	10	24
Other current liabilities	50	47
Total Current Liabilities	879	597

Long-term Debt	1,715	2,005

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	716	697
Investment tax credits	33	34
Price risk management liabilities	21	17
Asset retirement obligations	57	49
Regulatory liabilities	882	883
Other deferred credits and noncurrent liabilities	94	89
Total Deferred Credits and Other Noncurrent Liabilities	1,803	1,769

Commitments and Contingent Liabilities (Notes 7 and 14)

Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,923	1,820
Earnings reinvested	601	518
Total Equity	2,948	2,762

Total Liabilities and Equity	$7,345	$7,133

(a)75,000 shares authorized; 21,294 shares issued and outstanding at December 31, 2020 and December 31, 2019.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2017	21,294	$424	$1,712	$391	$2,527
Net income				233	233
Capital contributions from LKE			83		83
Cash dividends declared on common stock				(156)	(156)
December 31, 2018	21,294	$424	$1,795	$468	$2,687

Net income				232	232
Capital contributions from LKE			25		25
Cash dividends declared on common stock				(182)	(182)
December 31, 2019	21,294	$424	$1,820	$518	$2,762

Net income				244	244
Capital contributions from LKE			103		103
Cash dividends declared on common stock				(161)	(161)
December 31, 2020	21,294	$424	$1,923	$601	$2,948

(a) Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)

	2020	2019	2018
Operating Revenues
Retail and wholesale	$1,671	$1,733	$1,747
Electric revenue from affiliate	19	7	13
Total Operating Revenues	1,690	1,740	1,760

Operating Expenses
Operation
Fuel	386	420	491
Energy purchases	18	20	18
Energy purchases from affiliate	21	27	29
Other operation and maintenance	429	438	441
Depreciation	346	315	279
Taxes, other than income	37	35	34
Total Operating Expenses	1,237	1,255	1,292

Operating Income	453	485	468

Other Income (Expense) – net	3	(4)	(6)

Interest Expense	113	109	100

Income Before Income Taxes	343	372	362

Income Taxes	63	79	76

Net Income (a)	$280	$293	$286

(a)Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)

	2020	2019	2018
Cash Flows from Operating Activities
Net income	$280	$293	$286
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	346	315	279
Amortization	8	10	3
Defined benefit plans - expense	—	(1)	—
Deferred income taxes and investment tax credits	20	39	48
Other	(1)	(3)	(4)
Change in current assets and current liabilities
Accounts receivable	(13)	(3)	(4)
Accounts receivable from affiliates	(1)	—	—
Accounts payable	9	(15)	29
Accounts payable to affiliates	(16)	(2)	(3)
Unbilled revenues	(9)	4	20
Fuel, materials and supplies	6	(6)	3
Regulatory assets and liabilities, net	(26)	(26)	27
Taxes payable	2	2	5
Other	(5)	(6)	(3)
Other operating activities
Defined benefit plans - funding	(3)	(3)	(54)
Expenditures for asset retirement obligations	(64)	(59)	(50)
Other assets	(2)	(2)	(12)
Other liabilities	12	16	11
Net cash provided by operating activities	543	553	581
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(510)	(610)	(562)
Other investing activities	3	—	1
Net cash used in investing activities	(507)	(610)	(561)
Cash Flows from Financing Activities
Issuance of long-term debt	498	306	18
Retirement of long-term debt	(500)	—	(27)
Payment of common stock dividends to parent	(200)	(229)	(246)
Contributions from parent	128	68	45
Issuance of commercial paper	32	—	—
Net increase (decrease) in short-term debt	21	(85)	190
Other financing activities	(5)	(5)	(1)
Net cash provided by (used in) financing activities	(26)	55	(21)
Net Increase (Decrease) in Cash and Cash Equivalents	10	(2)	(1)
Cash and Cash Equivalents at Beginning of Period	12	14	15
Cash and Cash Equivalents at End of Period	$22	$12	$14

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$109	$101	$95
Income taxes - net	$44	$39	$25
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$40	$54	$88

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)

	2020	2019
Assets
Current Assets
Cash and cash equivalents	$22	$12
Accounts receivable (less reserve: 2020, $1; 2019, $1)
Customer	156	139
Other	30	27
Unbilled revenues (less reserve: 2020, $1; 2019, $0)	97	88
Accounts receivable from affiliates	1	—
Fuel, materials and supplies	123	128
Prepayments	15	14
Regulatory assets	36	16
Other current assets	1	1
Total Current Assets	481	425

Property, Plant and Equipment
Regulated utility plant	8,808	8,262
Less: accumulated depreciation - regulated utility plant	1,690	1,507
Regulated utility plant, net	7,118	6,755
Construction work in progress	321	496
Property, Plant and Equipment, net	7,439	7,251

Other Noncurrent Assets
Regulatory assets	370	386
Goodwill	607	607
Other intangibles	26	28
Other noncurrent assets	149	128
Total Other Noncurrent Assets	1,152	1,149

Total Assets	$9,072	$8,825

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)

	2020	2019
Liabilities and Equity
Current Liabilities
Short-term debt	$203	$150
Long-term debt due within one year	132	500
Accounts payable	121	121
Accounts payable to affiliates	43	52
Customer deposits	32	31
Taxes	29	26
Regulatory liabilities	11	17
Interest	19	20
Asset retirement obligations	40	46
Other current liabilities	59	51
Total Current Liabilities	689	1,014

Long-term Debt	2,486	2,123

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	835	792
Investment tax credits	88	90
Asset retirement obligations	75	96
Regulatory liabilities	1,070	1,090
Other deferred credits and noncurrent liabilities	47	46
Total Deferred Credits and Other Noncurrent Liabilities	2,115	2,114

Commitments and Contingent Liabilities (Notes 7 and 14)

Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,857	2,729
Earnings reinvested	617	537
Total Equity	3,782	3,574

Total Liabilities and Equity	$9,072	$8,825

(a)     80,000 shares authorized; 37,818 shares issued and outstanding at December 31, 2020 and December 31, 2019.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Kentucky Utilities Company
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive income (loss)	Total
December 31, 2017	37,818	$308	$2,616	$433	$—	$3,357
Net income				286		286
Capital contributions from LKE			45			45
Cash dividends declared on common stock				(246)		(246)
December 31, 2018	37,818	$308	$2,661	$473	$—	$3,442

Net income				293		293
Capital contributions from LKE			68			68
Cash dividends declared on common stock				(229)		(229)
December 31, 2019	37,818	$308	$2,729	$537	$—	$3,574

Net income				280		280
Capital contributions from LKE			128			128
Cash dividends declared on common stock				(200)		(200)
December 31, 2020	37,818	$308	$2,857	$617	$—	$3,782

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

COMBINED NOTES TO FINANCIAL STATEMENTS

Index to Combined Notes to Consolidated Financial Statements

The notes to the consolidated financial statements that follow are a combined presentation. The following list indicates the Registrants to which the footnotes apply:

Registrant
	PPL	PPL Electric	LKE	LG&E	KU
1. Summary of Significant Accounting Policies	x	x	x	x	x
2. Segment and Related Information	x	x	x	x	x
3. Revenue from Contracts with Customers	x	x	x	x	x
4. Preferred Securities	x	x		x	x
5. Earnings Per Share	x
6. Income and Other Taxes	x	x	x	x	x
7. Utility Rate Regulation	x	x	x	x	x
8. Financing Activities	x	x	x	x	x
9. Acquisitions, Development and Divestitures	x
10. Leases	x	x	x	x	x
11. Stock-Based Compensation	x	x	x
12. Retirement and Postemployment Benefits	x	x	x	x	x
13. Jointly Owned Facilities	x		x	x	x
14. Commitments and Contingencies	x	x	x	x	x
15. Related Party Transactions		x	x	x	x
16. Other Income (Expense) - net	x	x
17. Fair Value Measurements	x	x	x	x	x
18. Derivative Instruments and Hedging Activities	x	x	x	x	x
19. Goodwill and Other Intangible Assets	x	x	x	x	x
20. Asset Retirement Obligations	x	x	x	x	x
21. Accumulated Other Comprehensive Income (Loss)	x		x

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

WPD, a subsidiary of PPL Global, through wholly owned subsidiaries, operates distribution networks providing electricity service in the U.K. WPD serves end-users in South Wales and southwest and central England. Its principal subsidiaries are WPD (South Wales), WPD (South West), WPD (East Midlands) and WPD (West Midlands).

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

(All Registrants)

The financial statements of the Registrants include each company's own accounts as well as the accounts of all entities in which the company has a controlling financial interest. Entities for which a controlling financial interest is not demonstrated through voting interests are evaluated based on accounting guidance for Variable Interest Entities (VIEs). The Registrants consolidate a VIE when they are determined to have a controlling interest in the VIE and, as a result, are the primary beneficiary of the entity. Amounts consolidated under the VIE guidance are not material to the Registrants. Investments in entities in which a company has the ability to exercise significant influence but does not have a controlling financial interest are accounted for under the equity method. All other investments are carried at cost or fair value. All significant intercompany transactions have been eliminated.

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

•Transactions to lock in an interest rate prior to a debt issuance can be designated as cash flow hedges, to the extent the forecasted debt issuances remain probable of occurring.

•Cross-currency transactions to hedge interest and principal repayments can be designated as cash flow hedges.

•Transactions to hedge fluctuations in the fair value of existing debt can be designated as fair value hedges.

•Transactions to hedge the value of a net investment of foreign operations can be designated as net investment hedges.

•Derivative transactions that do not qualify for cash flow or net investment hedge treatment are marked to fair value through earnings. These transactions generally include foreign currency forwards and options to hedge GBP-denominated earnings translation risk associated with PPL's U.K. subsidiaries that report their financial statements in GBP. As such, these transactions reduce earnings volatility due solely to changes in foreign currency exchange rates. PPL also hedges anticipated transactions, including the previously announced potential sale of its U.K utility business and net investments.

(All Registrants)

•Derivative transactions may be marked to fair value through regulatory assets/liabilities at PPL Electric, LG&E and KU, if approved by the appropriate regulatory body. These transactions generally include the effect of interest rate swaps that are included in customer rates.

(PPL and PPL Electric)

To meet its obligation as a PLR to its customers, PPL Electric has entered into certain contracts that meet the definition of a derivative. However, NPNS has been elected for these contracts.

See Notes 17 and 18 for additional information on derivatives.

Revenue

(All Registrants)

Operating revenues are primarily recorded based on energy deliveries through the end of each calendar month. Unbilled retail revenues result because customers' bills are rendered throughout the month, rather than bills being rendered at the end of the month. For LKE, LG&E and KU, unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh by the estimated average cents per kWh. Any difference between estimated and actual revenues is adjusted the following month when the previous unbilled estimate is reversed and actual billings occur. For PPL Electric, unbilled revenues for a month are calculated by multiplying the actual unbilled volumes by the price per tariff.

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

Unlike prior price control reviews, base demand revenue under RIIO-ED1 is adjusted during the price control period. The most significant of those adjustments are:

•Inflation True-Up - The base demand revenue for the RIIO-ED1 period was set based on 2012/13 prices. Therefore, an inflation factor as determined by forecasted RPI, provided by HM Treasury, is applied to base demand revenue.
Forecasted RPI is trued up to actuals and affects future base demand revenue two regulatory years later. This revenue change is called the "TRU" adjustment.

•Annual Iteration Process (AIP) - The RIIO-ED1 price control period also includes an AIP. This allows future base demand revenues agreed with Ofgem as part of the price control review, to be updated during the price control period for financial adjustments including tax, pensions, cost of debt, legacy price control adjustments from preceding price control periods and adjustments relating to actual and allowed total expenditure, together with the Totex Incentive Mechanism (TIM). Under the TIM, WPD's DNOs are able to retain 70% of any amounts not spent against the RIIO-ED1 plan and bear 70% of any over-spends. The AIP calculates an incremental change to base demand revenue, known as the "MOD" adjustment.

As both MOD and TRU are changes to future base demand revenues as determined by Ofgem, these adjustments are recognized as a component of revenues in future years in which service is provided and revenues are collected or returned to customers.

In addition to base demand revenue, certain other items are added or subtracted to arrive at allowed revenue. The most significant of these are:

•Incentives - Ofgem has established incentives to provide opportunities for DNO's to enhance overall returns by improving network efficiency, reliability and customer service. These incentives can result in an increase or reduction in revenues based on incentives or penalties for actual performance against pre-established targets based on past performance. The annual incentives and penalties are reflected in customers' rates on a two-year lag from the time they are earned and/or assessed. Incentive revenues and penalties are included in revenues when they are billed to customers.

•Correction Factor - During the current price control period, WPD sets its tariffs to recover allowed revenue. However, in any fiscal period, WPD's revenue could be negatively affected if its tariffs and the volume delivered do not fully recover the revenue allowed for a particular period. Conversely, WPD could also over-recover revenue. Over and under-recoveries are subtracted from or added to allowed revenue in future years when billed to customers, known as the "Correction Factor" or "K-factor." Over and under-recovered amounts arising for the period are refunded/recovered on a two year lag.

Financing Receivables

(All Registrants)

Accounts receivable are reported on the Balance Sheets at the gross outstanding amount adjusted for an allowance for doubtful accounts. Financing receivables include accounts receivable, with the exception of those items within accounts receivable that are not subject to the credit loss model.

Current Expected Credit Losses

Financing receivable collectibility is evaluated using a combination of factors, including past due status based on contractual terms, trends in write-offs and the age of the receivable. Specific events, such as bankruptcies, are also considered when applicable. Adjustments to the allowance for doubtful accounts are made when necessary based on the results of analysis, the aging of receivables and historical and industry trends. The Registrants periodically evaluate the impact of observable external factors on the collectibility of the financing receivables to determine if adjustments to the allowance for doubtful accounts should be made based on current conditions or reasonable and supportable forecasts. Accounts receivable are written off in the period in which the receivable is deemed uncollectible.

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

(All Registrants)

The changes in the allowance for doubtful accounts are included in the following table. Amounts relate to “accounts receivable-customer” except as noted.

			Additions
	Balance at Beginning of Period		Charged to Income	Charged to Other Accounts	Deductions (b)	Balance at End of Period
PPL
2020 (a)	$60	(a)	$31	$—	$16	$75	(c) (d)
2019	56		37	3	38	58
2018	51		41	3	39	56

PPL Electric
2020	$30	(a)	$19	$—	$8	$41	(c)
2019	27		26	—	25	28
2018	24		29	—	26	27

LKE
2020	$28		$9	$—	$5	$32	(d)
2019	27		8	3	10	28
2018	25		10	3	11	27

LG&E
2020	$1		$4	$—	$2	$3
2019	1		2	2	4	1
2018	1		4	1	5	1

KU
2020	$1		$4	$—	$3	$2
2019	2		4	1	6	1
2018	1		5	2	6	2

(a)Adjusted for $2 million cumulative-effect adjustment upon adoption of current expected credit loss guidance.
(b)Primarily related to uncollectible accounts written off.
(c)Includes $3 million related to other receivables.
(d)Includes $27 million related to other receivables.

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

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the Balance Sheets to the amounts shown on the Statements of Cash Flows:

	PPL		PPL Electric
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Cash and cash equivalents	$708	$815	$40	$262
Restricted cash - current	1	3	—	2
Restricted cash - noncurrent (a)	18	18	—	—
Total Cash, Cash Equivalents and Restricted Cash	$727	$836	$40	$264

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

The Registrants classify fair value measurements within one of three levels in the fair value hierarchy. The level assigned to a fair value measurement is based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

•Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•Level 2 - inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for substantially the full term of the asset or liability.

•Level 3 - unobservable inputs that management believes are predicated on the assumptions market participants would use to measure the asset or liability at fair value.

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

(PPL)

PPL capitalizes interest costs as part of construction costs. Capitalized interest, including the debt component of AFUDC for PPL, was $9 million in 2020, $10 million in 2019 and $15 million 2018.

(PPL Electric)

PPL Electric capitalizes interest costs as part of construction costs. Capitalized interest, including the debt component of AFUDC for PPL Electric was $7 million in 2020, $8 million in 2019 and $7 million in 2018.

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

Following are the weighted-average annual rates of depreciation, for regulated utility plant, for the years ended December 31:

	2020	2019	2018
PPL	2.81%	2.84%	2.77%
PPL Electric	2.99%	3.05%	3.01%
LKE	4.00%	3.96%	3.69%
LG&E	4.00%	3.87%	3.63%
KU	4.00%	4.02%	3.74%

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

When determining the useful life of an intangible asset, including intangible assets that are renewed or extended, PPL and its subsidiaries consider:

•the expected use of the asset;
•the expected useful life of other assets to which the useful life of the intangible asset may relate;
•legal, regulatory, or contractual provisions that may limit the useful life;
•the company's historical experience as evidence of its ability to support renewal or extension;
•the effects of obsolescence, demand, competition, and other economic factors; and,
•the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

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

PPL, LKE, LG&E and KU may elect either to initially make a qualitative evaluation about the likelihood of an impairment of goodwill or to bypass the qualitative evaluation and test goodwill for impairment using a quantitative test. If the qualitative evaluation (referred to as "step zero") is elected and the assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, the quantitative impairment test is not necessary. However, the quantitative impairment test is required if management concludes it is more likely than not that the fair value of a reporting unit is less than the carrying amount based on the step zero assessment. If the carrying amount of the reporting unit, including goodwill, exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

In the first quarter of 2020, PPL, LKE, LG&E and KU considered whether the economic events associated with COVID-19, which resulted in PPL's shares experiencing volatility and a decrease in market value, would more likely than not reduce the fair value of the Registrants’ reporting units below their carrying amounts. Based on the assessment, a quantitative impairment test was not required for the LKE, LG&E and KU reporting units, but was required for the U.K. Regulated segment reporting unit, the allocated goodwill of which was $2.5 billion at March 31, 2020. The test did not indicate impairment of the reporting unit.

In the fourth quarter of 2020, PPL (for its U.K. Regulated and Kentucky Regulated segments), and individually, LKE, LG&E and KU elected to perform qualitative step zero evaluations for their annual goodwill impairment tests, as of October 1, 2020. Based on these evaluations, management concluded it was not more likely than not that the fair value of these reporting units was less than their carrying values. As such, quantitative impairment tests were not performed.

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

Estimated ARO costs and settlement dates, which affect the carrying value of the ARO and the related capitalized asset, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the ARO. Any change to the capitalized asset, positive or negative, is generally amortized over the remaining life of the associated long-lived asset. See Note 7 and Note 20 for additional information on AROs.

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

See Note 7 for a discussion of the regulatory treatment of defined benefit costs and Note 12 for a discussion of defined benefits.

Stock-Based Compensation (PPL, PPL Electric and LKE)

PPL has several stock-based compensation plans for purposes of granting stock options, restricted stock, restricted stock units and performance units to certain employees as well as stock units and restricted stock units to directors. PPL grants most stock-based awards in the first quarter of each year. PPL and its subsidiaries recognize compensation expense for stock-based awards based on the fair value method. Forfeitures of awards are recognized when they occur. See Note 11 for a discussion of stock-

based compensation. All awards are recorded as equity or a liability on the Balance Sheets. Stock-based compensation is primarily included in "Other operation and maintenance" on the Statements of Income. Stock-based compensation expense for PPL Electric and LKE includes an allocation of PPL Services' expense.

Taxes

Income Taxes

(All Registrants)

PPL and its domestic subsidiaries file a consolidated U.S. federal income tax return.

Significant management judgment is required in developing the Registrants' provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken on tax returns, valuation allowances on deferred tax assets and whether the undistributed earnings of WPD are considered indefinitely reinvested.

The Registrants use a two-step process to evaluate tax positions. The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained. This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position. The second step requires an entity to recognize in its financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion. The benefit recognized is measured at the largest amount of benefit that has a likelihood of realization upon settlement that exceeds 50%. Unrecognized tax benefits are classified as current to the extent management expects to settle the uncertain tax position by payment or receipt of cash within one year of the reporting date. The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements of the Registrants in future periods. At December 31, 2020, no significant changes in unrecognized tax benefits were projected over the next 12 months.

Deferred income taxes reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes, as well as the tax effects of net operating losses and tax credit carryforwards.

The Registrants record valuation allowances to reduce deferred income tax assets to the amounts that are more-likely-than-not to be realized. The need for valuation allowances requires significant management judgment. If the Registrants determine that they are able to realize deferred tax assets in the future in excess of recorded net deferred tax assets, adjustments to the valuation allowances increase income by reducing tax expense in the period that such determination is made. Likewise, if the Registrants determine that they are not able to realize all or part of net deferred tax assets in the future, adjustments to the valuation allowances would decrease income by increasing tax expense in the period that such determination is made. The amount of deferred tax assets ultimately realized may differ materially from the estimates utilized in the computation of valuation allowances and may materially impact the financial statements in the future.

The Registrants defer investment tax credits when the credits are generated and amortize the deferred amounts over the average lives of the related assets.

The Registrants recognize tax-related interest and penalties in "Income Taxes" on their Statements of Income.

The Registrants use the portfolio approach method of accounting for deferred taxes related to pre-tax OCI transactions. The portfolio approach involves a strict period-by-period cumulative incremental allocation of income taxes to the change in income and losses reflected in OCI. Under this approach, the net cumulative tax effect is ignored. The net change in unrealized gains and losses recorded in AOCI under this approach would be eliminated only on the date the investment portfolio is classified as held for sale or is liquidated.

See Note 6 for additional discussion regarding income taxes, including the impact of the TCJA and management's conclusion that the undistributed earnings of WPD are considered indefinitely reinvested.

The provision for PPL's, PPL Electric's, LKE's, LG&E's and KU's deferred income taxes related to regulatory assets and liabilities is based upon the ratemaking principles reflected in rates established by relevant regulators. The difference in the provision for deferred income taxes for regulatory assets and liabilities and the amount that otherwise would be recorded under GAAP is deferred and included on the Balance Sheets in noncurrent "Regulatory assets" or "Regulatory liabilities."

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

At December 31, the following intercompany tax receivables (payables) were recorded:

	2020	2019
PPL Electric	$(9)	$3
LKE	(12)	(8)
LG&E	(1)	(4)
KU	(5)	(6)

Taxes, Other Than Income (All Registrants)

The Registrants present sales taxes in "Other current liabilities" and PPL presents value-added taxes in "Taxes" on the Balance Sheets. These taxes are not reflected on the Statements of Income. See Note 6 for details on taxes included in "Taxes, other than income" on the Statements of Income.

Other

(All Registrants)

Leases

The Registrants evaluate whether arrangements entered into contain leases for accounting purposes. See Note 10 for additional information.

Fuel, Materials and Supplies

Fuel, natural gas stored underground and materials and supplies are valued using the average cost method. Fuel costs for electricity generation are charged to expense as used. For LG&E, natural gas supply costs are charged to expense as delivered to the distribution system. See Note 7 for further discussion of the fuel adjustment clauses and gas supply clause.

"Fuel, materials and supplies" on the Balance Sheets consisted of the following at December 31:

	2020
	PPL	PPL Electric	LKE	LG&E	KU
Fuel	$95	$—	$95	$38	$57
Natural gas stored underground	30	—	30	30	—
Materials and supplies	236	59	117	51	66
Total	$361	$59	$242	$119	$123

	2019
	PPL	PPL Electric	LKE	LG&E	KU
Fuel	$106	$—	$106	$43	$63
Natural gas stored underground	35	—	35	35	—
Materials and supplies	191	33	109	44	65
Total	$332	$33	$250	$122	$128

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

Gains or losses relating to foreign currency transactions are recognized in "Other Income (Expense) - net" on the Statements of Income. See Note 16 for additional information.

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

(PPL, LKE, LG&E and KU)

Simplifying the Test for Goodwill Impairment

Effective January 1, 2020, the Registrants adopted accounting guidance that simplifies the test for goodwill impairment by eliminating the second step of the quantitative test. The second step of the quantitative test required a calculation of the implied fair value of goodwill, which was determined in the same manner as the amount of goodwill in a business combination. Under the new guidance, the fair value of a reporting unit will be compared with the carrying value and an impairment charge will be recognized if the carrying amount exceeds the fair value of the reporting unit. The adoption of this guidance did not have a material impact on the Registrants

2. Segment and Related Information

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

Income Statement data for the segments and reconciliation to PPL's consolidated results for the years ended December 31 are as follows:

	2020	2019	2018
Operating Revenues from external customers (a)
U.K. Regulated	$2,133	$2,167	$2,268
Kentucky Regulated	3,106	3,206	3,214
Pennsylvania Regulated	2,330	2,358	2,277
Corporate and Other	38	38	26
Total	$7,607	$7,769	$7,785

Depreciation
U.K. Regulated	$265	$250	$247
Kentucky Regulated	606	547	475
Pennsylvania Regulated	403	386	352
Corporate and Other	13	16	20
Total	$1,287	$1,199	$1,094

Amortization (b)
U.K. Regulated	$16	$25	$34
Kentucky Regulated	19	27	18
Pennsylvania Regulated	26	24	22
Corporate and Other	11	5	4
Total	$72	$81	$78

Unrealized (gains) losses on derivatives and other hedging activities (c)
U.K. Regulated	$271	$62	$(190)
Kentucky Regulated	5	6	6
Corporate and Other	4	5	(2)
Total	$280	$73	$(186)

Interest Expense
U.K. Regulated	$400	$405	$413
Kentucky Regulated	300	298	274
Pennsylvania Regulated	172	169	159
Corporate and Other	129	122	117
Total	$1,001	$994	$963

Income Before Income Taxes
U.K. Regulated	$958	$1,169	$1,339
Kentucky Regulated	516	530	531
Pennsylvania Regulated	664	607	567
Corporate and Other	(167)	(151)	(152)
Total	$1,971	$2,155	$2,285

	2020	2019	2018

Income Taxes (d)
U.K. Regulated	$272	$192	$225
Kentucky Regulated	98	94	120
Pennsylvania Regulated	167	149	136
Corporate and Other	(35)	(26)	(23)
Total	$502	$409	$458

Deferred income taxes and investment tax credits (e)
U.K. Regulated	$233	$140	$118
Kentucky Regulated	64	82	94
Pennsylvania Regulated	82	90	125
Corporate and Other	23	(3)	18
Total	$402	$309	$355

Net Income
U.K. Regulated	$686	$977	$1,114
Kentucky Regulated	418	436	411
Pennsylvania Regulated	497	458	431
Corporate and Other	(132)	(125)	(129)
Total	$1,469	$1,746	$1,827

(a)See Note 1 and Note 3 for additional information on Operating Revenues.
(b)Represents non-cash expense items that include amortization of operating lease right-of-use assets, regulatory assets, debt discounts and premiums and debt issuance costs.
(c)Includes unrealized gains and losses from economic activity. See Note 18 for additional information.
(d)Represents both current and deferred income taxes, including investment tax credits. See Note 6 for additional information on the impact of the TCJA in 2018.
(e)Represents a non-cash expense item that is also included in "Income Taxes."

Cash Flow data for the segments and reconciliation to PPL's consolidated results for the years ended December 31 are as follows:

	2020	2019	2018
Expenditures for long-lived assets
U.K. Regulated	$995	$857	$954
Kentucky Regulated	966	1,097	1,117
Pennsylvania Regulated	1,154	1,121	1,196
Corporate and Other	158	32	1
Total	$3,273	$3,107	$3,268

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated results as of:

	As of December 31,
	2020	2019
Total Assets
U.K. Regulated (a)	$19,094	$17,622
Kentucky Regulated	15,943	15,597
Pennsylvania Regulated	12,347	11,918
Corporate and Other (b)	732	543
Total	$48,116	$45,680

(a)Includes $14.4 billion and $13.2 billion of net PP&E as of December 31, 2020 and December 31, 2019. WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP.
(b)Primarily consists of unallocated items, including cash, PP&E, goodwill, the elimination of inter-segment transactions as well as the assets of Safari Energy.

Geographic data for the years ended December 31 are as follows:

	2020	2019	2018
Revenues from external customers
U.K.	$2,133	$2,167	$2,268
U.S.	5,474	5,602	5,517
Total	$7,607	$7,769	$7,785

	As of December 31,
	2020	2019
Long-Lived Assets
U.K.	$14,805	$13,618
U.S.	24,851	23,607
Total	$39,656	$37,225

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

Distribution Revenue

PPL Electric provides distribution services to residential, commercial, industrial, municipal and governmental end users of energy. PPL Electric satisfies its performance obligation to its distribution customers and revenue is recognized over-time as electricity is delivered and simultaneously consumed by the customer. The amount of revenue recognized is the volume of electricity delivered during the period multiplied by the price per tariff, plus a monthly fixed charge. This method of recognition fairly presents PPL Electric's transfer of electric service to the customer as the calculation is based on actual volumes, and the price per tariff and the monthly fixed charge are set by the PUC. Customers are typically billed monthly and outstanding amounts are normally due within 21 days of the date of the bill.

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

(All Registrants)

The following table reconciles "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the years ended December 31:

	2020
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$7,607	$2,331	$3,106	$1,456	$1,690
Revenues derived from:
Alternative revenue programs (b)	(24)	(12)	(12)	(8)	(4)
Other (c)	(27)	(3)	(17)	(7)	(10)
Revenues from Contracts with Customers	$7,556	$2,316	$3,077	$1,441	$1,676

	2019
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$7,769	$2,358	$3,206	$1,500	$1,740
Revenues derived from:
Alternative revenue programs (b)	(30)	(6)	(24)	(10)	(14)
Other (c)	(38)	(10)	(21)	(9)	(12)
Revenues from Contracts with Customers	$7,701	$2,342	$3,161	$1,481	$1,714

	2018
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$7,785	$2,277	$3,214	$1,496	$1,760
Revenues derived from:
Alternative revenue programs (b)	32	(6)	38	12	26
Other (c)	(38)	(12)	(17)	(5)	(12)
Revenues from Contracts with Customers	$7,779	$2,259	$3,235	$1,503	$1,774

(a)For the years ended December 31, 2020 and 2019, PPL includes $2.1 billion and $2.2 billion of revenues from external customers reported by the U.K. Regulated segment. PPL Electric and LKE represent revenues from external customers reported by the Pennsylvania Regulated and Kentucky Regulated segments. See Note 2 for additional information.
(b)Alternative revenue programs include the transmission formula rate for PPL Electric, the ECR and DSM programs for LG&E and KU, the GLT program for LG&E, and the generation formula rate for KU. This line item shows the over/under collection of these rate mechanisms with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts.
(c)Represents additional revenues outside the scope of revenues from contracts with customers such as leases and other miscellaneous revenues.

The following table shows revenues from contracts with customers disaggregated by customer class for the years ended December 31:

	2020
	PPL (d)	PPL Electric (d)	LKE	LG&E	KU
Licensed energy suppliers (a)	$1,990	$—	$—	$—	$—
Residential	2,585	1,238	1,347	676	671
Commercial	1,185	314	871	444	427
Industrial	582	44	538	173	365
Other (b)	484	50	261	114	147
Wholesale - municipal	20	—	20	—	20
Wholesale - other (c)	40	—	40	34	46
Transmission	670	670	—	—	—
Revenues from Contracts with Customers	$7,556	$2,316	$3,077	$1,441	$1,676

	2019
	PPL (d)	PPL Electric (d)	LKE	LG&E	KU
Licensed energy suppliers (a)	$2,032	$—	$—	$—	$—
Residential	2,610	1,288	1,322	668	654
Commercial	1,257	349	908	466	442
Industrial	621	59	562	180	382
Other (b)	495	52	277	121	156
Wholesale - municipal	43	—	43	—	43
Wholesale - other (c)	49	—	49	46	37
Transmission	594	594	—	—	—
Revenues from Contracts with Customers	$7,701	$2,342	$3,161	$1,481	$1,714

	2018
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$2,127	$—	$—	$—	$—
Residential	2,704	1,379	1,325	666	659
Commercial	1,233	368	865	455	410
Industrial	624	54	570	180	390
Other (b)	489	53	278	129	149
Wholesale - municipal	118	—	118	—	118
Wholesale - other (c)	79	—	79	73	48
Transmission	405	405	—	—	—
Revenues from Contracts with Customers	$7,779	$2,259	$3,235	$1,503	$1,774

(a)Represents customers of WPD.
(b)Primarily includes revenues from pole attachments, street lighting, other public authorities and other non-core businesses.
(c)Includes wholesale power and transmission revenues. LG&E and KU amounts include intercompany power sales and transmission revenues, which are eliminated upon consolidation at LKE.
(d)In 2020 and 2019, management deemed it appropriate to present the revenue offset associated with network integration transmission service (NITS) as distribution revenue rather than transmission revenue.

As discussed in Note 2, PPL segments its business by geographic location. Revenues from external customers for each segment/geographic location are reconciled to revenues from contracts with customers in the footnotes to the tables above. PPL Electric's revenues from contracts with customers are further disaggregated by distribution and transmission as indicated in the above tables.

Contract receivables from customers are primarily included in "Accounts receivable - Customer" and "Unbilled revenues" on the Balance Sheets.

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the year ended December 31:

	2020	2019	2018
PPL	$29	$27	$34
PPL Electric	17	21	24
LKE	8	6	9
LG&E	4	2	4
KU	4	4	5

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers:

	PPL	PPL Electric	LKE	LG&E	KU
Contract liabilities as of December 31, 2020	$48	$23	$11	$5	$6
Contract liabilities as of December 31, 2019	44	21	9	5	4
Revenue recognized during the year ended December 31, 2020 that was included in the contract liability balance at December 31, 2019	29	9	9	5	4

Contract liabilities as of December 31, 2019	$44	$21	$9	$5	$4
Contract liabilities as of December 31, 2018	42	23	9	5	4
Revenue recognized during the year ended December 31, 2019 that was included in the contract liability balance at December 31, 2018	32	11	9	5	4

Contract liabilities as of December 31, 2018	$42	$23	$9	$5	$4
Contract liabilities as of December 31, 2017	29	19	8	4	4
Revenue recognized during the year ended December 31, 2018 that was included in the contract liability balance at December 31, 2017	21	8	8	4	4

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

At December 31, 2020, PPL had $46 million of performance obligations attributable to Corporate and Other that have not been satisfied. Of this amount, PPL expects to recognize approximately $46 million within the next 12 months.

4. Preferred Securities

(PPL)

PPL is authorized to issue up to 10 million shares of preferred stock. No PPL preferred stock was issued or outstanding in 2020, 2019 or 2018.

(PPL Electric)

PPL Electric is authorized to issue up to 20,629,936 shares of preferred stock. No PPL Electric preferred stock was issued or outstanding in 2020, 2019 or 2018.

(LG&E)

LG&E is authorized to issue up to 1,720,000 shares of preferred stock at a $25 par value and 6,750,000 shares of preferred stock without par value. LG&E had no preferred stock issued or outstanding in 2020, 2019 or 2018.

(KU)

KU is authorized to issue up to 5,300,000 shares of preferred stock and 2,000,000 shares of preference stock without par value. KU had no preferred or preference stock issued or outstanding in 2020, 2019 or 2018.

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

In 2019 and 2018, these securities also included the PPL common stock forward sale agreements, which were partially settled in 2018 with the remaining shares settled in 2019. The forward sale agreements were dilutive under the Treasury Stock Method to the extent the average stock price of PPL's common shares exceeded the forward sale price prescribed in the agreements.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended December 31, used in the EPS calculation are:

	2020	2019	2018
Income (Numerator)
Net income	$1,469	$1,746	$1,827
Less amounts allocated to participating securities	1	1	2
Net income available to PPL common shareowners - Basic and Diluted	$1,468	$1,745	$1,825

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	768,590	728,512	704,439
Add incremental non-participating securities:
Share-based payment awards (a)	794	1,101	445
Forward sale agreements	—	7,141	3,735
Weighted-average shares - Diluted EPS	769,384	736,754	708,619

Basic EPS
Net Income available to PPL common shareowners	$1.91	$2.39	$2.59

Diluted EPS
Net Income available to PPL common shareowners	$1.91	$2.37	$2.58

(a)The Treasury Stock Method was applied to non-participating share-based payment awards.

For the year ended December 31, PPL issued common stock related to stock-based compensation plans and DRIP as follows (in thousands):

2020
Stock-based compensation plans (a)	731
DRIP	943

(a)Includes stock options exercised, vesting of performance units, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

See Note 8 for additional information on common stock issued under the ATM Program.

For the years ended December 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive:

	2020	2019	2018
Stock-based compensation awards	452	8	183

6. Income and Other Taxes

(PPL)

"Income Before Income Taxes" included the following:

	2020	2019	2018
Domestic income	$902	$964	$1,127
Foreign income	1,069	1,191	1,158
Total	$1,971	$2,155	$2,285

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

Net deferred tax assets have been recognized based on management's estimates of future taxable income for the U.S. and the U.K.

Significant components of PPL's deferred income tax assets and liabilities were as follows:

	2020	2019
Deferred Tax Assets
Deferred investment tax credits	$30	$31
Regulatory liabilities	68	75
Income taxes due to customers	444	462
Accrued pension and postretirement costs	106	211
Federal loss carryforwards	234	324
State loss carryforwards	448	432
Federal and state tax credit carryforwards	401	402
Foreign capital loss carryforwards	370	320
Foreign - other	6	8
Contributions in aid of construction	115	112
Domestic - other	136	99
Valuation allowances	(906)	(834)
Total deferred tax assets	1,452	1,642

Deferred Tax Liabilities
Domestic plant - net	3,700	3,546
Regulatory assets	195	262
Foreign plant - net	911	765
Foreign - pensions	127	72
Domestic - other	70	61
Total deferred tax liabilities	5,003	4,706
Net deferred tax liability	$3,551	$3,064

State deferred taxes are determined by entity and by jurisdiction. As a result, $17 million and $24 million of net deferred tax assets are shown as "Other noncurrent assets" on the Balance Sheets for 2020 and 2019.

At December 31, 2020, PPL had the following loss and tax credit carryforwards, related deferred tax assets and valuation allowances recorded against the deferred tax assets:

	Gross	Deferred Tax Asset	Valuation Allowance	Expiration
Loss and other carryforwards
Federal net operating losses	$1,111	$234	$—	2035-2037
State net operating losses	6,032	448	(419)	2021-2040
Foreign capital losses (a)	1,945	370	(370)	Indefinite
Federal - Other	13	2	—	Indefinite
State - Other	2	—	—	Indefinite

Credit carryforwards
Federal investment tax credit	134	—	2025-2040
Federal foreign tax credits (b)	218	(113)	2024-2027
Federal - other	32	(4)	2021-2040
State Recycling Credit	16	—	2028
State - other	1	—	Indefinite

(a)In 2020, the U.K. Finance Act 2020 cancelled the tax rate reduction from 19% to 17%. The primary impact of the cancellation of the corporation tax rate reduction was an increase in deferred tax liabilities and a corresponding deferred tax expense of $106 million.
(b)Includes $62 million of foreign tax credits carried forward from 2016 and $156 million of additional foreign tax credits from 2017 related to the taxable deemed dividend associated with the TCJA.

Valuation allowances have been established for the amount that, more likely than not, will not be realized. The changes in deferred tax valuation allowances were as follows:

		Additions
	Balance at Beginning of Period	Charged to Income		Charged to Other Accounts	Deductions		Balance at End of Period
2020	$834	$69	(a)	$7	$4		$906
2019	808	31		—	5		834
2018	838	26		—	56	(b)	808

(a)The cancellation of the reduction of the U.K. statutory income tax rate in 2020 resulted in a $38 million increase in deferred tax assets and corresponding valuation allowances. See "Reconciliation of Income Tax Expense" below for additional information on the impact of the U.K. Finance Act 2020. In addition, deferred tax assets and corresponding valuation allowances were increased in 2020 by approximately $11 million due to the effect of foreign currency exchange rates.
(b)Decrease in the valuation allowance of approximately $35 million due to the change in the total foreign tax credits available after finalization of the deemed dividend calculation required by the TCJA in 2017. In addition, the deferred tax assets and corresponding valuation allowances were reduced in 2018 by approximately $19 million due to the effect of foreign currency exchange rates.

A U.S. based company with foreign subsidiaries may be required to record deferred taxes associated with the reversal of differences in the outside book-tax basis of those subsidiaries. The primary component of such outside basis differences is ordinarily accumulated unremitted earnings. PPL Global does not record deferred U.S. income taxes associated with the accumulated unremitted earnings of WPD, as management has determined that such earnings are indefinitely reinvested. Current year distributions from WPD to the U.S. are sourced from a portion of the current year’s earnings of the WPD group. There have been no material changes to the facts underlying PPL’s assertion that historically reinvested earnings of WPD as well as some portion of current year earnings will continue to be indefinitely reinvested. WPD's long-term working capital forecasts and capital expenditure projections for the foreseeable future require reinvestment of WPD's undistributed earnings. Additionally, U.S. long-term working capital forecasts and capital expenditure projections for the foreseeable future do not require or contemplate annual distributions from WPD in excess of some portion of WPD's future annual earnings. The cumulative undistributed earnings are included in "Earnings reinvested" on the Balance Sheets. The amount considered indefinitely reinvested at December 31, 2020 was $8.0 billion. It is not practicable to estimate the amount of additional taxes that could be payable on these foreign earnings in the event of repatriation to the U.S., but it could be material. PPL will reassess the indefinite reinvestment of these earnings if and when the U.K. utility business meets the criteria to be classified as held for sale.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows:

	2020	2019	2018
Income Tax Expense (Benefit)
Current - Federal	$(9)	$(10)	$(19)
Current - State	24	19	17
Current - Foreign	85	91	104
Total Current Expense (Benefit)	100	100	102
Deferred - Federal	123	139	203
Deferred - State	94	76	100
Deferred - Foreign (a)	215	123	107
Total Deferred Expense (Benefit), excluding operating loss carryforwards	432	338	410

Amortization of investment tax credit	(3)	(3)	(3)
Tax expense (benefit) of operating loss carryforwards
Deferred - Federal	6	7	(20)
Deferred - State	(33)	(33)	(31)
Total Tax Expense (Benefit) of Operating Loss Carryforwards	(27)	(26)	(51)
Total income tax expense (benefit)	$502	$409	$458

Total income tax expense (benefit) - Federal	$117	$133	$161
Total income tax expense (benefit) - State	85	62	86
Total income tax expense (benefit) - Foreign	300	214	211
Total income tax expense (benefit)	$502	$409	$458

(a)In 2020, the U.K. Finance Act 2020 cancelled the tax rate reduction from 19% to 17%. The primary impact of the cancellation of the corporation tax rate reduction was an increase in deferred tax liabilities and a corresponding deferred tax expense of $106 million.

In the table above, the following income tax expense (benefit) are excluded from income taxes:

	2020	2019	2018
Other comprehensive income	$(19)	$(93)	$(6)
Total	$(19)	$(93)	$(6)

	2020	2019	2018
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$414	$453	$480
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	48	45	40
Valuation allowance adjustments (a)	26	22	21
Impact of lower U.K. income tax rates	(26)	(25)	(25)
U.S. income tax on foreign earnings - net of foreign tax credit	11	2	3
Federal and state income tax return adjustments	(9)	1	—
Impact of the U.K. Finance Acts on deferred tax balances (b)	101	(14)	(13)
Depreciation and other items not normalized	(5)	(10)	(11)
Amortization of excess deferred federal and state income taxes	(43)	(40)	(37)
Interest benefit on U.K. financing activities	(12)	(12)	(17)
Deferred tax impact of Kentucky tax reform (c)	—	—	9
Kentucky recycling credit, net of federal income tax expense (d)	—	(18)	—
Other	(3)	5	8
Total increase (decrease)	88	(44)	(22)
Total income tax expense (benefit)	$502	$409	$458
Effective income tax rate	25.5%	19.0%	20.0%

(a)In 2020, 2019 and 2018, PPL recorded deferred income tax expense of $24 million, $25 million and $24 million for valuation allowances primarily related to increased Pennsylvania net operating loss carryforwards expected to be unutilized.
(b)In 2018 and 2019, PPL reduced its net deferred tax liabilities as a result of the U.K. Finance Act 2016 that was enacted in September 2016 and reduced the U.K. statutory income tax rate effective April, 2020 to 17%. In 2020, the U.K. Finance Act 2020 cancelled the tax rate reduction to 17%. The primary impact of the cancellation of the corporation tax rate reduction was an increase in deferred tax liabilities and a corresponding deferred tax expense of $106 million.
(c)In 2018, PPL recorded deferred income tax expense, primarily associated with LKE’s non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.
(d)In 2019, LKE recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky.

	2020	2019	2018
Taxes, other than income
State gross receipts	$100	$107	$103
Foreign property	127	127	134
Domestic - other	80	79	75
Total	$307	$313	$312

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

Significant components of PPL Electric's deferred income tax assets and liabilities were as follows:

	2020	2019
Deferred Tax Assets
Accrued pension and postretirement costs	$25	$81
Contributions in aid of construction	91	88
Regulatory liabilities	24	31
Income taxes due to customers	162	170
State loss carryforwards	—	6
Federal loss carryforwards	52	78
Other	29	23
Total deferred tax assets	383	477

Deferred Tax Liabilities
Electric utility plant - net	1,826	1,761
Regulatory assets	86	139
Other	30	24
Total deferred tax liabilities	1,942	1,924
Net deferred tax liability	$1,559	$1,447

PPL Electric expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

At December 31, 2020, PPL Electric had the following loss and tax credit carryforwards and related deferred tax assets:

	Gross	Deferred Tax Asset	Expiration
Loss carryforwards
Federal net operating losses	$248	$52	2035-2037

Credit carryforwards
Federal - other	5	2031-2040

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows:

	2020	2019	2018
Income Tax Expense (Benefit)
Current - Federal	$61	$44	$2
Current - State	23	15	9
Total Current Expense (Benefit)	84	59	11
Deferred - Federal	45	51	96
Deferred - State	38	39	37
Total Deferred Expense (Benefit), excluding operating loss carryforwards	83	90	133

Tax expense (benefit) of operating loss carryforwards
Deferred - Federal	—	—	(8)
Total Tax Expense (Benefit) of Operating Loss Carryforwards	—	—	(8)
Total income tax expense (benefit)	$167	$149	$136

Total income tax expense (benefit) - Federal	$106	$95	$90
Total income tax expense (benefit) - State	61	54	46
Total income tax expense (benefit)	$167	$149	$136

	2020	2019	2018
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$139	$127	$119
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	52	47	43
Federal and state income tax return adjustments	(4)	1	—
Depreciation and other items not normalized	(5)	(10)	(11)
Amortization of excess deferred federal income taxes (a)	(16)	(18)	(17)
Other	1	2	2
Total increase (decrease)	28	22	17
Total income tax expense (benefit)	$167	$149	$136
Effective income tax rate	25.2%	24.6%	24.0%

(a)In 2020, 2019 and 2018, PPL Electric recorded lower income tax expense for the amortization of excess deferred taxes that primarily resulted from the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA. This amortization represents each year's refund amount, prior to a tax gross-up, to be paid to customers for previously collected deferred taxes at higher income tax rates.

	2020	2019	2018
Taxes, other than income
State gross receipts	$100	$107	$103
Property and other	7	5	6
Total	$107	$112	$109

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

Significant components of LKE's deferred income tax assets and liabilities were as follows:

	2020	2019
Deferred Tax Assets
Federal loss carryforwards	$107	$140
State loss carryforwards	28	31
Federal tax credit carryforwards	159	162
Contributions in aid of construction	23	23
Regulatory liabilities	43	44
Accrued pension and postretirement costs	57	71
State tax credit carryforwards	17	19
Income taxes due to customers	282	292
Deferred investment tax credits	30	31
Lease liabilities	13	14
Valuation allowances	(4)	(6)
Other	29	28
Total deferred tax assets	784	849

Deferred Tax Liabilities
Plant - net	1,831	1,778
Regulatory assets	109	122
Lease right-of-use assets	11	12
Other	8	6
Total deferred tax liabilities	1,959	1,918
Net deferred tax liability	$1,175	$1,069

At December 31, 2020, LKE had the following loss and tax credit carryforwards, related deferred tax assets, and valuation allowances recorded against the deferred tax assets:

	Gross	Deferred Tax Asset	Valuation Allowance	Expiration
Loss carryforwards
Federal net operating losses	$511	$107	$—	2035 - 2037
Federal charitable contributions	1	—	—	2024
State net operating losses	710	28	—	2029 - 2038

	Gross	Deferred Tax Asset	Valuation Allowance	Expiration
Credit carryforwards
Federal investment tax credit		134	—	2025 - 2028, 2036 - 2040
Federal - other		25	(4)	2021-2040
State - recycling credit		16	—	2028
State - other		1	—	Indefinite

Changes in deferred tax valuation allowances were:

	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
2020	$6	$—	$2	(a)	$4
2019	8	3	5	(a)	6
2018	8	—	—		8

(a)Tax credits expiring.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2020	2019	2018
Income Tax Expense (Benefit)
Current - Federal	$41	$20	$31
Current - State	1	—	4
Total Current Expense (Benefit)	42	20	35
Deferred - Federal	43	81	65
Deferred - State (a)	24	5	34
Total Deferred Expense (Benefit), excluding benefits of operating loss carryforwards	67	86	99
Amortization of investment tax credit - Federal	(3)	(3)	(3)
Tax expense (benefit) of operating loss carryforwards
Deferred - Federal	—	—	(2)
Total Tax Expense (Benefit) of Operating Loss Carryforwards	—	—	(2)
Total income tax expense (benefit) (b)	$106	$103	$129

Total income tax expense (benefit) - Federal	$81	$98	$91
Total income tax expense (benefit) - State	25	5	38
Total income tax expense (benefit) (b)	$106	$103	$129

(a)In 2019, LKE recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky.
(b)Excludes deferred federal and state tax expense (benefit) recorded to OCI of $2 million in 2020, $(1) million in 2019 and $5 million in 2018.

	2020	2019	2018
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$117	$120	$121
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	22	23	22
Amortization of investment tax credit	(3)	(3)	(3)
Amortization of excess deferred federal and state income taxes	(28)	(23)	(20)
Deferred tax impact of state tax reform (a)	—	—	9
Kentucky Recycling Credit, net of federal income tax expense (b)	—	(18)	—
Other	(2)	4	—
Total increase (decrease)	(11)	(17)	8
Total income tax expense (benefit)	$106	$103	$129
Effective income tax rate	19.1%	18.0%	22.5%

(a)In 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.
(b)In 2019, LKE recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky.

	2020	2019	2018
Taxes, other than income
Property and other	$77	$74	$70
Total	$77	$74	$70

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

Significant components of LG&E's deferred income tax assets and liabilities were as follows:

	2020	2019
Deferred Tax Assets
Contributions in aid of construction	$15	$15
Regulatory liabilities	20	19
Accrued pension and postretirement costs	—	6
Deferred investment tax credits	8	8
Income taxes due to customers	132	136
State tax credit carryforwards	12	14
Lease liabilities	5	5
Valuation allowances	(12)	(14)
Other	11	10
Total deferred tax assets	191	199

Deferred Tax Liabilities
Plant - net	833	811
Regulatory assets	66	77
Lease right-of-use assets	4	4
Other	4	4
Total deferred tax liabilities	907	896
Net deferred tax liability	$716	$697

At December 31, 2020 LG&E had $12 million of state credit carryforwards that expire in 2028 and a $12 million valuation allowance related to state credit carryforwards due to insufficient projected Kentucky taxable income.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2020	2019	2018
Income Tax Expense (Benefit)
Current - Federal	$53	$4	$—
Current - State	7	4	4
Total Current Expense (Benefit)	60	8	4
Deferred - Federal	(4)	46	51
Deferred - State	7	10	10
Total Deferred Expense (Benefit)	3	56	61
Amortization of investment tax credit - Federal	(1)	(1)	(1)
Total income tax expense (benefit)	$62	$63	$64

Total income tax expense (benefit) - Federal	$48	$49	$50
Total income tax expense (benefit) - State	14	14	14
Total income tax expense (benefit)	$62	$63	$64

	2020	2019	2018
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$64	$62	$62
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	12	12	11
Amortization of excess deferred federal and state income taxes	(11)	(10)	(8)
Kentucky recycling credit, net of federal income tax expense (a)	—	(14)	—
Valuation allowance adjustments (a)	—	14	—
Other	(3)	(1)	(1)
Total increase (decrease)	(2)	1	2
Total income tax expense (benefit)	$62	$63	$64
Effective income tax rate	20.3%	21.4%	21.5%

(a)In 2019, LG&E recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky. This amount has been reserved due to insufficient Kentucky taxable income projected at LG&E.

	2020	2019	2018
Taxes, other than income
Property and other	$40	$39	$36
Total	$40	$39	$36

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

Significant components of KU's deferred income tax assets and liabilities were as follows:

	2020	2019
Deferred Tax Assets
Contributions in aid of construction	$8	$8
Regulatory liabilities	23	25
Deferred investment tax credits	22	23
Income taxes due to customers	150	156
State tax credit carryforwards	5	5
Lease liabilities	8	8
Valuation allowances	(4)	(4)
Other	4	3
Total deferred tax assets	216	224

Deferred Tax Liabilities
Plant - net	992	959
Regulatory assets	43	45
Accrued pension and postretirement costs	8	2
Lease right-of-use assets	7	7
Other	1	3
Total deferred tax liabilities	1,051	1,016
Net deferred tax liability	$835	$792

At December 31, 2020 KU had $5 million of state credit carryforwards of which $4 million will expire in 2028 and $1 million that has an indefinite carryforward period. At December 31, 2020 KU had a $4 million valuation allowance related to state credit carryforwards due to insufficient projected Kentucky taxable income.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2020	2019	2018
Income Tax Expense (Benefit)
Current - Federal	$40	$35	$22
Current - State	3	5	6
Total Current Expense (Benefit)	43	40	28
Deferred - Federal	11	28	40
Deferred - State	11	13	10
Total Deferred Expense (Benefit)	22	41	50
Amortization of investment tax credit - Federal	(2)	(2)	(2)
Total income tax expense (benefit)	$63	$79	$76

Total income tax expense (benefit) - Federal	$49	$61	$60
Total income tax expense (benefit) - State	14	18	16
Total income tax expense (benefit)	$63	$79	$76

	2020	2019	2018
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$72	$78	$76
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	14	15	13
Amortization of investment tax credit	(2)	(2)	(2)
Amortization of excess deferred federal and state income taxes	(17)	(13)	(12)
Kentucky recycling credit, net of federal income tax expense (a)	—	(4)	—
Valuation allowance adjustments (a)	—	4	—
Other	(4)	1	1
Total increase (decrease)	(9)	1	—
Total income tax expense (benefit)	$63	$79	$76
Effective income tax rate	18.4%	21.2%	21.0%

(a)In 2019, KU recorded a deferred income tax benefit associated with a project placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky. This amount has been reserved due to insufficient Kentucky taxable income projected at KU.

	2020	2019	2018
Taxes, other than income
Property and other	$37	$35	$34
Total	$37	$35	$34

(All Registrants)

Unrecognized Tax Benefits

PPL or its subsidiaries file tax returns in four major tax jurisdictions. The income tax provisions for PPL Electric, LG&E and KU are calculated in accordance with an intercompany tax sharing agreement, which provides that taxable income be calculated as if each domestic subsidiary filed a separate consolidated return. PPL Electric or its subsidiaries indirectly or directly file tax returns in two major tax jurisdictions, and LKE, LG&E and KU or their subsidiaries indirectly or directly file tax returns in two major tax jurisdictions. With few exceptions, at December 31, 2020, these jurisdictions, as well as the tax years that are no longer subject to examination, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
U.S. (federal)	2016 and prior	2016 and prior	2016 and prior	2016 and prior	2016 and prior
Pennsylvania (state)	2016 and prior	2016 and prior
Kentucky (state)	2014 and prior		2014 and prior	2014 and prior	2014 and prior
U.K. (foreign)	2016 and prior

Tax Cuts and Jobs Act (TCJA)

On December 22, 2017, the TCJA was signed into law. Substantially all of the provisions of the TCJA were effective for taxable years beginning after December 31, 2017. The TCJA included significant changes to the taxation of corporations, including provisions specifically applicable to regulated public utilities. The more significant changes that impact the Registrants were:

•The reduction in the U.S. federal corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, effective January 1, 2018;
•The exclusion from U.S. federal taxable income of dividends from foreign subsidiaries and the associated "transition tax;"
•Limitations on the tax deductibility of interest expense, with an exception to these limitations for regulated public utilities;
•Full current year expensing of capital expenditures with an exception for regulated public utilities for capital projects commencing after December 31, 2017 that qualify for the exception to the interest expense limitation; and
•The continuation of certain rate normalization requirements for accelerated depreciation benefits. For non-regulated businesses, the TCJA generally provides for full expensing of property acquired after September 27, 2017.

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

In the third quarter of 2018, PPL filed its consolidated federal income tax return, which was prepared using guidance issued by the U.S. Treasury Department and the IRS since the filing of each Registrant's 2017 Form 10-K. Accordingly, the Registrants updated the following provisional amounts and now consider them to be complete: (1) the amount of the deemed dividend and associated foreign tax credits relating to the transition tax imposed on accumulated foreign earnings as of December 31, 2017; (2) the amount of accelerated 100% "bonus" depreciation PPL was eligible to claim in its 2017 federal income tax return; and (3) the related impacts on PPL's 2017 consolidated federal net operating loss to be carried forward to future periods. In addition, the Registrants recorded the tax impact of the U.S. federal corporate income tax rate reduction from 35% to 21% on the changes to deferred tax assets and liabilities resulting from the completed provisional amounts. The completed provisional amounts related to the tax rate reduction had an insignificant impact on the net regulatory liabilities of PPL's U.S. regulated operations. In the fourth quarter of 2018, PPL completed its analysis of the deductibility of executive compensation awarded as of

November 2, 2017 and concluded that no material change to the provisional amounts was required. The final amounts reported in PPL's 2017 federal income tax return, provisional amounts for the year ended December 31, 2017, the related measurement period adjustments, and the resulting tax impact for the year ended December 31, 2018 were as follows.

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

(a)The above table reflects, for each item, the amount subject to change as a result of the TCJA and does not reflect the total amount of each item included in the return and the provision.
(b)The TCJA increased the bonus depreciation percentage from 50% to 100% for qualified property acquired and placed in service after September 27, 2017 and before January 1, 2018. Increases in tax depreciation reduce the Registrants' taxes payable and increase net deferred tax liabilities with no impact to “Income Taxes” on the Statements of Income.
(c)An increase in the consolidated federal net operating loss reduces net deferred tax liabilities with the opposite effect if there is a decrease in the consolidated federal net operating loss. These increases or decreases have no impact to “Income Taxes” on the Statements of Income.

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

TCJA Regulatory Update

The IRS issued proposed regulations for certain provisions of the TCJA in 2018, including interest deductibility and Global Intangible Low-Taxed Income (GILTI). In 2019, final and new proposed regulations were issued relating to the GILTI provisions. PPL has determined that neither the final or new proposed regulations materially change PPL's conclusion that currently no incremental tax arises under these rules. Proposed regulations relating to the limitation on the deductibility of interest expense were issued in November 2018 and such regulations provide detailed rules implementing the broader statutory provisions. These proposed regulations did not apply to the Registrants in 2019.

In July 2020, the IRS issued final and new proposed regulations relating to the limitation on interest deductibility. The final regulations do not apply to the Registrants until the 2021 tax year. The new proposed regulations were finalized on January 5, 2021 and will apply to the Registrants in the 2022 tax year. The Registrants are evaluating the final regulations issued in 2021, but do not expect these regulations or the 2020 final regulations to have a material impact on the Registrants’ financial condition or results of operations.

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

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations at December 31:

	PPL		PPL Electric
	2020	2019	2020	2019
Current Regulatory Assets:
Plant outage costs	$46	$32	$—	$—
Gas supply clause	4	8	—	—
Smart meter rider	17	13	17	13
Storm costs	7	—	7	—
Transmission formula rate	15	3	15	3
Transmission service charge	—	10	—	10
Other	10	1	1	—
Total current regulatory assets (a)	$99	$67	$40	$26

Noncurrent Regulatory Assets:
Defined benefit plans	$570	$800	$290	$467
Storm costs	17	39	—	15
Unamortized loss on debt	30	41	8	18
Interest rate swaps	23	22	—	—
Terminated interest rate swaps	75	81	—	—
Accumulated cost of removal of utility plant	240	220	240	220
AROs	300	279	—	—
Act 129 compliance rider	—	6	—	6
Other	7	4	3	—
Total noncurrent regulatory assets	$1,262	$1,492	$541	$726

	PPL		PPL Electric
	2020	2019	2020	2019
Current Regulatory Liabilities:
Generation supply charge	$21	$23	$21	$23
Environmental cost recovery	4	5	—	—
Universal service rider	22	9	22	9
Fuel adjustment clause	5	8	—	—
TCJA customer refund	11	61	11	59
Storm damage expense rider	6	5	6	5
Act 129 compliance rider	7	—	7	—
Other	3	4	1	—
Total current regulatory liabilities	$79	$115	$68	$96

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$653	$640	$—	$—
Power purchase agreement - OVEC	43	51	—	—
Net deferred taxes	1,690	1,756	560	588
Defined benefit plans	60	51	18	11
Terminated interest rate swaps	66	68	—	—
Other	18	6	—	—
Total noncurrent regulatory liabilities	$2,530	$2,572	$578	$599

	LKE		LG&E		KU
	2020	2019	2020	2019	2020	2019
Current Regulatory Assets:
Plant outage costs	$46	$32	$12	$16	$34	$16
Gas supply clause	4	8	4	8	—	—
Other	9	1	7	1	2	—
Total current regulatory assets	$59	$41	$23	$25	$36	$16

Noncurrent Regulatory Assets:
Defined benefit plans	$280	$333	$174	$206	$106	$127
Storm costs	17	24	11	14	6	10
Unamortized loss on debt	22	23	13	14	9	9
Interest rate swaps	23	22	23	22	—	—
Terminated interest rate swaps	75	81	44	47	31	34
AROs	300	279	85	76	215	203
Other	4	4	1	1	3	3
Total noncurrent regulatory assets	$721	$766	$351	$380	$370	$386

	LKE		LG&E		KU
	2020	2019	2020	2019	2020	2019
Current Regulatory Liabilities:
Environmental cost recovery	$4	$5	$—	$1	$4	$4
Fuel adjustment clauses	5	8	—	—	5	8
Other	2	6	—	1	2	5
Total current regulatory liabilities	$11	$19	$—	$2	$11	$17

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$653	$640	$274	$266	$379	$374
Power purchase agreement - OVEC	43	51	30	35	13	16
Net deferred taxes	1,130	1,168	528	544	602	624
Defined benefit plans	42	40	—	—	42	40
Terminated interest rate swaps	66	68	33	34	33	34
Other	18	6	17	4	1	2
Total noncurrent regulatory liabilities	$1,952	$1,973	$882	$883	$1,070	$1,090

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

(PPL, LKE, LG&E and KU)

As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between pension cost calculated in accordance with LG&E's and KU's pension accounting policy and pension cost calculated using a 15-year amortization period for actuarial gains and losses is recorded as a regulatory asset. As of December 31, 2020, the balances were $79 million for PPL and LKE, $44 million for LG&E and $35 million for KU. As of December 31, 2019, the balances were $51 million for PPL and LKE, $29 million for LG&E and $22 million for KU.

(All Registrants)

Storm Costs

PPL Electric, LG&E and KU have the ability to request from the PUC, KPSC and VSCC, as applicable, the authority to treat expenses related to specific extraordinary storms as a regulatory asset and defer such costs for regulatory accounting and reporting purposes. Once such authority is granted, LG&E and KU can request recovery of those expenses in a base rate case and begin amortizing the costs when recovery starts. PPL Electric can recover qualifying expenses caused by major storm events, as defined in its retail tariff, over three years through the Storm Damage Expense Rider commencing in the application year after the storm occurred. PPL Electric's regulatory assets for storm costs are being amortized through 2021. LG&E's and KU's regulatory assets for storm costs are being amortized through various dates ending in 2029.

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

(PPL and PPL Electric)

Generation Supply Charge (GSC)

The GSC is a cost recovery mechanism that permits PPL Electric to recover costs incurred to provide generation supply to PLR customers who receive basic generation supply service. The recovery includes charges for generation supply, as well as administration of the acquisition process. In addition, the GSC contains a reconciliation mechanism whereby any over- or under-recovery from prior periods is refunded to, or recovered from, customers through the adjustment factor determined for the subsequent rate filing period.

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

TCJA Customer Refund

As a result of the reduced U.S federal corporate income tax rate as enacted by the TCJA, the PUC ruled that these tax benefits should be refunded to customers. Timing differences between the recognition of these tax benefits and the refund of the benefit to the customer creates a regulatory liability.

PPL Electric's liability related to the period of July 1, 2018 through December 31, 2020 is being credited back to distribution customers through a negative surcharge. The liability related to the period of January 1, 2018 through June 30, 2018 was $43 million and was credited back to customers over the period of January 1, 2020 through December 31, 2020 utilizing the same negative surcharge mechanism referred to above, as approved by the PUC in November 2019.

(PPL, LKE, LG&E and KU)

Environmental Cost Recovery

Kentucky law permits LG&E and KU to recover the costs, including a return of operating expenses and a return of and on capital invested, of complying with the Clean Air Act and those federal, state or local environmental requirements, which apply to coal combustion wastes and by-products from coal-fired electricity generating facilities. The KPSC requires reviews of the past operations of the environmental surcharge for six-month and two-year billing periods to evaluate the related charges, credits and rates of return, as well as to provide for the roll-in of ECR amounts to base rates each two-year period. The KPSC has authorized returns on equity of 9.2% and 9.725% for existing approved ECR projects. The ECR regulatory asset or liability represents the amount that has been under- or over-recovered due to timing or adjustments to the mechanism and is typically recovered or refunded within 12 months.

Fuel Adjustment Clauses

LG&E's and KU's retail electric rates contain a fuel adjustment clause, whereby variances in the cost of fuel to generate electricity, including transportation costs, from the costs embedded in base rates are adjusted in LG&E's and KU's rates. The KPSC requires formal reviews at six-month intervals to examine past fuel adjustments and at two-year intervals to review past operations of the fuel adjustment clause and, to the extent appropriate, may conduct public hearings and reestablish the fuel charge included in base rates. The regulatory assets or liabilities represent the amounts that have been under- or over-recovered due to timing or adjustments to the mechanism and are typically recovered within 12 months.

KU also employs a levelized fuel factor mechanism for Virginia customers using an average fuel cost factor based primarily on projected fuel costs and load for the fuel year (12 months ending March 31). The Virginia levelized fuel factor allows fuel recovery based on projected fuel costs for the fuel year plus an adjustment for any under- or over-recovery of fuel expenses from the prior fuel year. The regulatory assets or liabilities represent the amounts that have been under- or over-recovered due to timing or adjustments to the mechanism and are typically recovered or refunded within 12 months.

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

Power Purchase Agreement - OVEC

As a result of purchase accounting associated with PPL's acquisition of LKE, the fair values of the OVEC power purchase agreement were recorded on the balance sheets of LKE, LG&E and KU with offsets to regulatory liabilities. The regulatory liabilities are being amortized using the units-of-production method until March 2026, the expiration date of the agreement at the date of the acquisition. LG&E's and KU's customer rates continue to reflect the original contracts. See Notes 14 and 19 for additional discussion of the power purchase agreement.

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

Gas Supply Clause (PPL, LKE and LG&E)

LG&E's natural gas rates contain a gas supply clause, whereby the expected cost of natural gas supply and variances between actual and expected costs from prior periods are adjusted quarterly in LG&E's rates, subject to approval by the KPSC. The gas supply clause also includes a separate natural gas procurement incentive mechanism, which allows LG&E's rates to be adjusted annually to share savings between the actual cost of gas purchases and market indices, with the shareholders and the customers during each performance-based rate year (12 months ending October 31). LG&E currently has a proceeding pending with the KPSC in which LG&E proposed renewal of and modification to its natural gas procurement incentive mechanism, which is currently approved through September 1, 2021. LG&E cannot predict the outcome of this proceeding. The regulatory assets or liabilities represent the total amounts that have been under- or over-recovered due to timing or adjustments to the mechanisms and are typically recovered or refunded within 18 months.

Generation Formula Rate (PPL, LKE and KU)

KU provides wholesale requirements service to its municipal customers and bills for this service pursuant to a FERC approved generation formula rate. Under this formula, rates are put into effect each July utilizing a return on rate base calculation and actual expenses from the preceding year. The regulatory asset or liability represents the difference between the revenue requirement in effect for the current year and actual expenditures incurred for the current year. Amounts are included in other current regulatory assets for 2020 and other current regulatory liabilities for 2019 in the table above.

Regulatory Matters

Kentucky Activities (PPL, LKE, LG&E and KU)

Rate Case Proceedings

On November 25, 2020, LG&E and KU filed requests with the KPSC for an increase in annual electricity and gas revenues of approximately $331 million ($131 million and $170 million in electricity revenues at LG&E and KU and $30 million in gas revenues at LG&E). The revenue increases would be an increase of 11.6% and 10.4% in electricity revenues at LG&E and KU, and an increase of 8.3% in gas revenues at LG&E. LG&E and KU are also requesting approval of a one-year billing credit which will credit customers approximately $53 million ($41 million at LG&E and $12 million at KU). The billing credit represents the return to customers of certain regulatory liabilities on LG&E’s and KU’s balance sheets and serves to partially mitigate the rate increases during the first year in which the new rates are in effect.

LG&E’s and KU’s applications also include a request for a CPCN to deploy Advanced Metering Infrastructure across LG&E’s and KU’s service territories in Kentucky.
The applications are based on a forecasted test year of July 1, 2021 through June 30, 2022 and request an authorized return on equity of 10.0%. Subject to KPSC approval, the requested rates, decreased by the amount of the billing credit, are expected to become effective July 1, 2021. Certain counterparties have intervened in the proceedings. Data discovery and the filing of written testimony will continue through April 2021 and a hearing is expected to occur during the second quarter of 2021. PPL, LKE, LG&E and KU cannot predict the outcome of these proceedings.

ECR Filings

On March 31, 2020, LG&E and KU submitted applications to the KPSC for ECR rate treatment regarding upcoming environmental construction projects relating to the EPA's regulations addressing ELGs. The construction projects are expected to begin in 2021 and continue through 2024 and are estimated to cost approximately $405 million ($153 million at LG&E and $252 million at KU). The applications requested an authorized 9.725% return on equity with respect to these projects consistent with the authorized return on equity approved for the 2018 Kentucky rate cases in April 2019. On September 29, 2020, the KPSC issued orders approving the ECR applications, permitting an authorized return on equity of 9.2% for the applicable projects.

Pennsylvania Activities (PPL and PPL Electric)

Act 129

Act 129 requires Pennsylvania Electric Distribution Companies (EDCs) to meet, by specified dates, specified goals for reduction in customer electricity usage and peak demand. EDCs not meeting the requirements of Act 129 are subject to significant penalties. PPL Electric filed with the PUC its Act 129 Phase IV Energy Efficiency and Conservation Plan on November 30, 2020, for the five-year period starting June 1, 2021 and ending on May 31, 2026. Hearings were held February 8, 2021. This proceeding remains pending before the PUC. PPL Electric cannot predict the outcome of this proceeding.

Act 129 also requires EDCs to act as a default service provider (DSP), which provides electricity generation supply service to customers pursuant to a PUC-approved default service procurement plan. A DSP is able to recover the costs associated with its default service procurement plan.

In March 2020, PPL Electric filed a Petition for Approval of a new default service program and procurement plan with the PUC for the period June 1, 2021 through May 31, 2025. Hearings were held in August 2020. PPL Electric received a Recommended Decision from the Administrative Law Judge on October 13, 2020. Several parties filed Exceptions and Reply Exceptions on October 26, 2020 and November 2, 2020, respectively. On December 17, 2020, the PUC issued a final Order approving the partial settlement reached by parties, including the PPL Electric default service plan for the period of June 2021 through May 2025, and ruling on the issues reserved for litigation. This matter is not expected to have a significant impact on the financial condition of PPL Electric.

Federal Matters

Challenge to PPL Electric Transmission Formula Rate Return on Equity

(PPL and PPL Electric)

On May 21, 2020, PP&L Industrial Customer Alliance (PPLICA) filed a complaint with the FERC alleging that PPL Electric's base return on equity (ROE) of 11.18% used to determine PPL Electric's formula transmission rate is unjust and unreasonable, and proposing an alternative ROE of 8.00% based on its interpretation of FERC Opinion No. 569. However, also on May 21, 2020, the FERC issued Opinion No. 569-A in response to numerous requests for rehearing of Opinion No. 569, which revised the method for analyzing base ROE. On June 10, 2020, PPLICA filed a Motion to Supplement the May 21, 2020 complaint in which PPLICA continued to allege that PPL Electric’s base ROE is unjust and unreasonable, but revised its analysis of PPL Electric's base ROE to reflect the guidance provided in Opinion No. 569-A. The amended complaint proposed an updated alternative ROE of 8.50% and also requested that the FERC preserve the original refund effective date as established by the filing of the original complaint on May 21, 2020. Several parties have filed motions to intervene, including one party who filed Comments in Support of the original complaint.

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

On October 15, 2020, the FERC issued an order on the PPLICA complaints which established hearing and settlement procedures, set a refund effective date of May 21, 2020 and granted the motions to intervene. On November 16, 2020, PPL Electric filed a request for rehearing of the portion of the October 15, 2020 Order that set the May 21, 2020 refund effective date. On December 17, 2020, the FERC issued a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. On February 16, 2021, PPL Electric filed a Petition for Review with the United States Court of Appeals for the District of Columbia Circuit of the portion of the October 15, 2020 Order that set the May 21, 2020 refund effective date.

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

(PPL, LKE, LG&E and KU)

FERC Transmission Rate Filing

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. Due to the development of robust, accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. In March 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, subject to FERC review and approval. In July 2019, LG&E and KU proposed their transition mechanism to the FERC and in September 2019, the FERC rejected the proposed transition mechanism and issued a separate order providing clarifications of certain aspects of the March order. In October 2019, LG&E and KU filed requests for rehearing and clarification on the two September orders. In September 2020, the FERC issued its orders in the rehearing process that modified the discussion in, and set aside portions of, the September 2019 orders including adjusting factors impacting the proposed transition mechanism. In October 2020, both LG&E and KU and other parties filed separate motions for rehearing and clarification regarding FERC’s September 2020 orders. In November 2020, the FERC denied the parties’ rehearing requests. In November 2020 and January 2021, LG&E and KU and other parties filed for appeal of the September 2020 and November 2020 orders with the D.C. Circuit Court of Appeals, where certain additional prior petitions for review relating to the proceedings are also pending. On January 15, 2021, LG&E and KU made a filing seeking FERC acceptance of a new proposal for a transition mechanism. LG&E and KU cannot predict the outcome of these proceedings. LG&E and KU currently receive recovery of the waivers and credits provided through other rate mechanisms.

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

In February 2019, in connection with the requirements of the TCJA and Kentucky HB 487, LG&E and KU filed a request with the FERC to amend their transmission formula rates resulting from the laws’ reductions to corporate income tax rates. The FERC approved this request effective June 1, 2019. In 2020, LG&E and KU submitted a compliance filing addressing excess and deficient ADIT. LG&E and KU do not anticipate the impact of the TCJA and Kentucky HB 487 related to their FERC-jurisdictional rates to be significant.

Other

Purchase of Receivables Program

(PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During 2020, 2019 and 2018, PPL Electric purchased $1.1 billion, $1.2 billion and $1.3 billion of accounts receivable from alternative suppliers.

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

	December 31, 2020					December 31, 2019
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
U.K.
WPD plc
Syndicated Credit Facility (a) (b) (c)	Jan. 2023	£210	£187	£—	£23	£155	£—
WPD (South West)
Syndicated Credit Facility (a) (b) (c)	May 2023	220	50	—	170	40	—
WPD (South Wales)
Syndicated Credit Facility (a) (b) (c)	May 2023	125	—	—	125	—	—
WPD (East Midlands)
Syndicated Credit Facility (a) (b) (c)	May 2023	250	—	—	250	—	—
WPD (West Midlands)
Syndicated Credit Facility (a) (b) (c)	May 2023	250	74	—	176	48	—
Uncommitted Credit Facilities		100	60	4	36	—	4
Total U.K. Credit Facilities (b)		£1,155	£371	£4	£780	£243	£4
U.S.
PPL Capital Funding
Syndicated Credit Facility (c) (d)	Jan 2024	1,450	—	402	1,048	—	450
Term Loan Credit Facility (c) (d)	Mar 2021	200	200	—	—	—	—
Bilateral Credit Facility (c) (d)	Mar 2021	50	—	—	50	—	—
Bilateral Credit Facility (c) (d)	Mar 2021	50	—	15	35	—	15
Term Loan Credit Facility (c) (d)	Mar 2021	100	100	—	—	—	—
Term Loan Credit Facility (c) (d)	Mar 2022	100	100	—	—	—	—
Total PPL Capital Funding Credit Facilities		$1,950	$400	$417	$1,133	$—	$465
PPL Electric
Syndicated Credit Facility (c) (d)	Jan 2024	$650	$—	$1	$649	$—	$1
LG&E
Syndicated Credit Facility (c) (d)	Jan 2024	$500	$—	$262	$238	$—	$238
Total LG&E Credit Facilities		$500	$—	$262	$238	$—	$238
KU
Syndicated Credit Facility (c) (d)	Jan 2024	$400	$—	$203	$197	$—	$150
Total KU Credit Facilities		$400	$—	$203	$197	$—	$150

(a)The facilities contain financial covenants to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its RAV, calculated in accordance with the credit facility.
(b)The WPD plc amounts borrowed at December 31, 2020 and 2019 included USD-denominated borrowings of $249 million and $200 million, which bore interest at weighted average rate of 0.95% and 2.52%. The WPD (South West) amounts borrowed at December 31, 2020 and 2019 were GBP-denominated borrowings, which equated to $67 million and $51 million and bore interest at 0.54% and 1.09%. The WPD (West Midlands) amounts borrowed at December 31, 2020 and 2019 were GBP-denominated borrowings, which equated to $99 million and $62 million and bore interest at 0.54%

and 1.11%. The interest rates on the borrowings are equal to one-month USD LIBOR plus a margin. At December 31, 2020, the unused capacity under the U.K. credit facilities was approximately $1.0 billion.
(c)Each company pays customary fees under its respective facility and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.
(d)The facilities contain a financial covenant requiring debt to total capitalization not to exceed 70% for PPL Capital Funding, PPL Electric, LG&E and KU, as calculated in accordance with the facilities and other customary covenants. Additionally, subject to certain conditions, PPL Capital Funding may request that the capacity of its bilateral credit facility expiring in March 2021 be increased by up to $30 million and PPL Capital Funding, PPL Electric, LG&E and KU may each request up to a $250 million increase in its syndicated credit facility's capacity.

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

(All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	December 31, 2020				December 31, 2019
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding	0.25%	$1,500	$402	$1,098	2.13%	$450
PPL Electric		650	—	650		—
LG&E	0.28%	350	262	88	2.07%	238
KU	0.28%	350	203	147	2.02%	150
Total		$2,850	$867	$1,983		$838

(PPL Electric, LKE, LG&E and KU)

See Note 15 for a discussion of intercompany borrowings.

Long-term Debt (All Registrants)

			December 31,
	Weighted-Average Rate (g)	Maturities (g)	2020	2019
PPL
U.S.
Senior Unsecured Notes	3.95%	2021 - 2047	$4,850	$4,325
Senior Secured Notes/First Mortgage Bonds (a) (b) (c)	3.81%	2021 - 2050	8,955	8,705
Junior Subordinated Notes	4.35%	2067 - 2073	930	930
Term Loan Credit Facility	0.85%	2022	100	—
Total U.S. Long-term Debt			14,835	13,960

U.K.
Senior Unsecured Notes (d)	4.69%	2021 - 2040	7,197	6,874
Index-linked Senior Unsecured Notes (e)	1.42%	2028 - 2056	1,150	1,104
Term Loan Credit Facility	1.46%	2024	67	64
Total U.K. Long-term Debt (f)			8,414	8,042
Total Long-term Debt Before Adjustments			23,249	22,002

Fair market value adjustments			8	12
Unamortized premium and (discount), net			2	5
Unamortized debt issuance costs			(132)	(126)
Total Long-term Debt			23,127	21,893
Less current portion of Long-term Debt			1,574	1,172
Total Long-term Debt, noncurrent			$21,553	$20,721

PPL Electric
Senior Secured Notes/First Mortgage Bonds (a) (b)	3.79%	2021 - 2049	$4,289	$4,039
Total Long-term Debt Before Adjustments			4,289	4,039

Unamortized discount			(23)	(24)
Unamortized debt issuance costs			(30)	(30)
Total Long-term Debt			4,236	3,985
Less current portion of Long-term Debt			400	—
Total Long-term Debt, noncurrent			$3,836	$3,985

LKE
Senior Unsecured Notes	4.38%	2021	$250	$725
First Mortgage Bonds (a) (c)	3.82%	2023 - 2050	4,666	4,666
Long-term debt to affiliate	3.89%	2026 - 2030	1,200	650
Total Long-term Debt Before Adjustments			6,116	6,041

Unamortized premium			5	5
Unamortized discount			(13)	(12)
Unamortized debt issuance costs			(34)	(32)
Total Long-term Debt			6,074	6,002
Less current portion of Long-term Debt			674	975
Total Long-term Debt, noncurrent			$5,400	$5,027

			December 31,
	Weighted-Average Rate (g)	Maturities (g)	2020	2019

LG&E
First Mortgage Bonds (a) (c)	3.69%	2025 - 2049	$2,024	$2,024
Total Long-term Debt Before Adjustments			2,024	2,024

Unamortized discount			(4)	(4)
Unamortized debt issuance costs			(13)	(15)
Total Long-term Debt			2,007	2,005
Less current portion of Long-term Debt			292	—
Total Long-term Debt, noncurrent			$1,715	$2,005

KU
First Mortgage Bonds (a) (c)	3.92%	2023 - 2050	$2,642	$2,642
Total Long-term Debt Before Adjustments			2,642	2,642

Unamortized premium			5	5
Unamortized discount			(9)	(8)
Unamortized debt issuance costs			(20)	(16)
Total Long-term Debt			2,618	2,623
Less current portion of Long-term Debt			132	500
Total Long-term Debt, noncurrent			$2,486	$2,123

(a)Includes PPL Electric's senior secured and first mortgage bonds that are secured by the lien of PPL Electric's 2001 Mortgage Indenture, which covers substantially all of PPL Electric’s tangible distribution properties and certain of its tangible transmission properties located in Pennsylvania, subject to certain exceptions and exclusions. The carrying value of PPL Electric's property, plant and equipment was approximately $10.8 billion and $10.1 billion at December 31, 2020 and 2019.

Includes LG&E's first mortgage bonds that are secured by the lien of the LG&E 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of LG&E's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity and the storage and distribution of natural gas. The aggregate carrying value of the property subject to the lien was $5.5 billion and $5.3 billion at December 31, 2020 and 2019.

Includes KU's first mortgage bonds that are secured by the lien of the KU 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of KU's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity. The aggregate carrying value of the property subject to the lien was $6.7 billion and $6.6 billion at December 31, 2020 and 2019.
(b)Includes PPL Electric's series of senior secured bonds that secure its obligations to make payments with respect to each series of Pollution Control Bonds that were issued by the LCIDA and the PEDFA on behalf of PPL Electric. These senior secured bonds were issued in the same principal amount, contain payment and redemption provisions that correspond to and bear the same interest rate as such Pollution Control Bonds. These senior secured bonds were issued under PPL Electric's 2001 Mortgage Indenture and are secured as noted in (a) above. This amount includes $224 million of which PPL Electric is allowed to convert the interest rate mode on the bonds from time to time to a commercial paper rate, daily rate, weekly rate, or term rate of at least one year and $90 million which is subject to mandatory redemption upon determination that the interest rate on the bonds would be included in the holders' gross income for federal tax purposes.

Includes $250 million of notes that may be called on or after September 28, 2021, at a redemption price equal to 100% of the principal amount of the bonds, plus accrued and unpaid interest to, but excluding, such redemption date.
(c)Includes LG&E's and KU's series of first mortgage bonds that were issued to the respective trustees of tax-exempt revenue bonds to secure its respective obligations to make payments with respect to each series of bonds. The first mortgage bonds were issued in the same principal amounts, contain payment and redemption provisions that correspond to and bear the same interest rate as such tax-exempt revenue bonds. These first mortgage bonds were issued under the LG&E 2010 Mortgage Indenture and the KU 2010 Mortgage Indenture and are secured as noted in (a) above. The related tax-exempt revenue bonds were issued by various governmental entities, principally counties in Kentucky, on behalf of LG&E and KU. The related revenue bond documents allow LG&E and KU to convert the interest rate mode on the bonds from time to time to a commercial paper rate, daily rate, weekly rate, term rate of at least one year or, in some cases, an auction rate or a LIBOR index rate.

At December 31, 2020, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a term rate mode totaled $848 million for LKE, comprised of $539 million and $309 million for LG&E and KU respectively. At December 31, 2020, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a variable rate mode totaled $33 million for LKE and KU respectively. These variable rate tax-exempt revenue bonds are subject to tender for purchase by LG&E and KU at the option of the holder and to mandatory tender for purchase by LG&E and KU upon the occurrence of certain events.
(d)Includes £225 million ($300 million at December 31, 2020) of notes that may be redeemed, in total but not in part, on December 21, 2026, at the greater of the principal value or a value determined by reference to the gross redemption yield on a nominated U.K. Government bond.

(e)The principal amount of the notes issued by WPD (South West), WPD (East Midlands) and WPD (South Wales) is adjusted based on changes in a specified index, as detailed in the terms of the related indentures. The adjustment to the principal amounts from 2019 to 2020 was an increase of approximately £10 million ($13 million) resulting from inflation. In addition, this amount includes £331 million ($441 million at December 31, 2020) of notes issued by WPD (South West) that may be redeemed, in total by series, on December 1, 2026, at the greater of the adjusted principal value and a make-whole value determined by reference to the gross real yield on a nominated U.K. government bond.
(f)Includes £5.8 billion ($7.7 billion at December 31, 2020) of notes that may be put by the holders to the issuer for redemption if the long-term credit ratings assigned to the notes are withdrawn by any of the rating agencies (Moody's or S&P) or reduced to a non-investment grade rating of Ba1 or BB+ or lower in connection with a restructuring event, which includes the loss of, or a material adverse change to, the distribution licenses under which the issuer operates.
(g)The table reflects principal maturities only, based on stated maturities or earlier put dates, and the weighted-average rates as of December 31, 2020.

None of the outstanding debt securities noted above have sinking fund requirements. The aggregate maturities of long-term debt, based on stated maturities or earlier put dates, for the periods 2021 through 2025 and thereafter are as follows:

	PPL	PPL Electric	LKE	LG&E	KU
2021	$1,574	$400	$674	$292	$132
2022	1,374	474	—	—	—
2023	2,552	340	13	—	13
2024	950	—	—	—	—
2025	883	—	550	300	250
Thereafter	15,916	3,075	4,879	1,432	2,247
Total	$23,249	$4,289	$6,116	$2,024	$2,642

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

In October 2020, WPD (South Wales) issued £250 million of 1.625% Senior Notes due 2035. WPD (South Wales) received proceeds of £247 million which equated to $319 million at the time of issuance, net of fees and a discount. The proceeds were used to repay the £150 million of 9.25% Notes due in November 2020 and for general corporate purposes.

In January 2021, WPD issued a notice to redeem its $500 million of 5.375% Notes due May 2021 on March 1, 2021.

(PPL and PPL Electric)

In October 2020, PPL Electric issued $250 million of First Mortgage Bonds, Floating Rate Series due 2023. PPL Electric received proceeds of $249 million, net of discounts and underwriting fees, which were used to repay short-term debt and for general corporate purposes.

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

(PPL, LKE and KU)

In June 2020, KU issued $500 million of 3.30% First Mortgage Bonds due 2050. KU received proceeds of $493 million, net of discounts and underwriting fees, which were initially used to repay short-term debt and for other general corporate purpose, pending application to the redemption of KU's 3.25% First Mortgage Bonds in August 2020.

In August 2020, KU redeemed $500 million of 3.25% First Mortgage Bonds due November 2020.

See Note 15 for additional information related to intercompany borrowings.

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

(PPL)

Equity Securities

ATM Program

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program, including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the twelve months ended December 31, 2020 and 2019. The ATM program expires in February 2021.

Distributions and Related Restrictions

In November 2020, PPL declared its quarterly common stock dividend, payable January 4, 2021, at 41.50 cents per share (equivalent to $1.66 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

Neither PPL Capital Funding nor PPL may declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067 or 2013 Series B Junior Subordinated Notes due 2073. At December 31, 2020, no interest payments were deferred.

WPD subsidiaries have financing arrangements that limit their ability to pay dividends. However, PPL does not, at this time, expect that any of such limitations would significantly impact PPL's ability to meet its cash obligations.

(All Registrants)

PPL relies on dividends or loans from its subsidiaries to fund PPL's dividends to its common shareholders. The net assets of certain PPL subsidiaries are subject to legal restrictions. LKE primarily relies on dividends from its subsidiaries to fund its distributions to PPL. LG&E, KU and PPL Electric are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for a public utility to make or pay a dividend from any funds "properly included in capital account." The meaning of this limitation has never been clarified under the Federal Power Act. LG&E, KU and PPL Electric believe, however, that this statutory restriction, as applied to their circumstances, would not be construed or applied by the FERC to prohibit the payment from retained earnings of dividends that are not excessive and are for lawful and legitimate business purposes. In February 2012, LG&E and KU petitioned the FERC requesting authorization to pay dividends in the future based on retained earnings balances calculated without giving effect to the impact of purchase accounting adjustments for PPL's 2010 acquisition of LKE. In May 2012, the FERC approved the petitions with the further condition that each utility may not pay dividends if such payment would cause its adjusted equity ratio to fall below 30% of total capitalization. Accordingly, at December 31, 2020, net assets of $3 billion ($1.3 billion for LG&E and $1.7 billion for KU) were restricted for purposes of paying dividends to LKE, and net assets of $3.7 billion ($1.7 billion for LG&E and $2.0 billion for KU) were available for payment of dividends to LKE. LG&E and KU believe they will not be required to change their current dividend practices as a result of the foregoing requirement. In addition, under Virginia law, KU is prohibited from making loans to affiliates without the prior approval of the VSCC. There are no comparable statutes under Kentucky law applicable to LG&E and KU, or under Pennsylvania law applicable to PPL Electric. However, orders from the KPSC require LG&E and KU to obtain prior consent or approval before lending amounts to PPL.

9. Acquisitions, Development and Divestitures

(PPL)

On August 10, 2020, PPL announced that it initiated a formal process to sell its U.K. utility business. PPL noted that there can be no assurance of any specific outcome, including whether the sale process will result in the completion of any potential transaction, the timing or terms thereof, the value or benefits that may be realized or the effect that any potential transaction will have on future financial results.

As a result of the potential sale, PPL assessed the recoverability of the assets of its U.K. utility business. PPL prepared probability-weighted undiscounted cash flow estimates as of December 31, 2020 and September 30, 2020 that considered the likelihood of the possible outcomes of the sale process, including the possibility of not selling the U.K. utility business. The resulting cash flow analyses exceeded the carrying value of the assets of the U.K. utility business. A change in the possible outcomes of the sale process could result in the carrying value of the assets of the U.K. utility business not being recoverable, which could result in an impairment in future periods. The U.K. utility business will continue to be classified as held and used until it meets the criteria to be classified as held for sale, which includes management obtaining a commitment to a plan to sell from its Board of Directors.

Should the U.K. utility business meet the criteria to be classified as held for sale in a future period, PPL will be required at that time to compare the estimated fair value of its investment in the U.K. utility business, less costs to sell, to its carrying value, including accumulated other comprehensive losses related to the U.K. utility business, for impairment purposes. The resulting measurement may result in a loss. In addition, PPL will reassess its assertion of the indefinite reinvestment of the unremitted earnings of the U.K. utility business. See Note 21 for additional information on accumulated other comprehensive income and losses. See Note 6 for additional information on income taxes.

10. Leases

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

LKE, LG&E and KU have entered into various operating leases primarily for office space, vehicles and railcars. The leases generally have fixed payments with expiration dates ranging from 2021 to 2025, some of which have options to extend the leases from one year to ten years and some have options to terminate at LKE's, LG&E's and KU's discretion.

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

(PPL, LKE, LG&E and KU)

Lessee Transactions

The following table provides the components of lease cost for the Registrants' operating leases for the years ended December 31:

	2020
	PPL	LKE	LG&E	KU
Lease cost:
Operating lease cost	$30	$22	$8	$13
Short-term lease cost	9	2	1	1
Total lease cost	$39	$24	$9	$14

	2019
	PPL	LKE	LG&E	KU
Lease cost:
Operating lease cost	$33	$25	$12	$13
Short-term lease cost	7	2	1	1
Total lease cost	$40	$27	$13	$14

The following table provides other key information related to the Registrants' operating leases at December 31:

	2020
	PPL	LKE	LG&E	KU
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26	$18	$7	$11
Right-of-use asset obtained in exchange for new operating lease liabilities	17	16	6	9

	2019
	PPL	LKE	LG&E	KU
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29	$21	$9	$11
Right-of-use asset obtained in exchange for new operating lease liabilities	46	16	5	11

The following table provides the total future minimum rental payments for operating leases, as well as a reconciliation of these undiscounted cash flows to the lease liabilities recognized on the Balance Sheets as of December 31, 2020.

	PPL	LKE	LG&E	KU
2021	$27	$17	$6	$10
2022	22	13	5	8
2023	18	10	4	6
2024	15	8	3	4
2025	8	6	3	3
Thereafter	20	3	1	2
Total	$110	$57	$22	$33

Weighted-average discount rate	3.35%	3.66%	3.53%	3.68%
Weighted-average remaining lease term (in years)	8	4	4	4
Current lease liabilities (a)	$24	$16	$6	$9
Non-current lease liabilities (a)	70	37	15	21
Right-of-use assets (b)	87	46	17	27

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

The following table shows the fixed lease payments that PPL, LKE, LG&E and KU expect to receive over the remaining term of their operating lease agreements for the years ended December 31:

	2020
	PPL	LKE	LG&E	KU
2021	$11	$5	$—	$5
2022	6	—	—	—
2023	6	1	—	—
2024	5	—	—	—
2025	4	—	—	—
Thereafter	12	—	—	—
Total	$44	$6	$—	$5

Lease income recognized for the twelve months ended December 31, 2020	$21	$15	$6	$9
Lease income recognized for the twelve months ended December 31, 2019	21	13	5	8

11. Stock-Based Compensation

(PPL, PPL Electric and LKE)

Under the ICP, SIP and the ICPKE (together, the Plans), restricted shares of PPL common stock, restricted stock units, performance units and stock options may be granted to officers and other key employees of PPL, PPL Electric, LKE and other affiliated companies. Awards under the Plans are made by the Compensation Committee of the PPL Board of Directors, in the case of the ICP and SIP, and by the PPL Corporate Leadership Council (CLC), in the case of the ICPKE.

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

The weighted-average grant date fair value of restricted stock units granted was:

	2020	2019	2018
PPL	$35.30	$31.95	$30.58
PPL Electric	35.37	32.33	30.00
LKE	35.31	30.65	30.98

Restricted stock unit activity for 2020 was:

	Restricted Shares/Units	Weighted- Average Grant Date Fair Value Per Share
PPL
Nonvested, beginning of period	1,137,685	$32.76
Granted	331,160	35.30
Vested	(562,848)	34.57
Forfeited	(9,661)	32.97
Nonvested, end of period	896,336	32.56

PPL Electric
Nonvested, beginning of period	229,860	$32.61
Transfer between registrants	(1,197)	32.23
Granted	65,356	35.37
Vested	(79,313)	34.55
Forfeited	(3,986)	32.65
Nonvested, end of period	210,720	32.73

LKE
Nonvested, beginning of period	166,445	$32.09
Transfer between registrants	(1,598)	30.57
Granted	50,402	35.31
Vested	(60,571)	34.88
Forfeited	(1,550)	30.36
Nonvested, end of period	153,128	32.08

Substantially all restricted stock unit awards are expected to vest.

The total fair value of restricted stock units vesting for the years ended December 31 was:

	2020	2019	2018
PPL	$19	$13	$16
PPL Electric	3	2	2
LKE	2	1	5

Performance Units - Total Shareowner Return

Performance units based on relative Total Shareowner Return (TSR) are intended to encourage and reward future corporate performance. Performance units represent a target number of shares (Target Award) of PPL's common stock that the recipient would receive upon PPL's attainment of the applicable performance goal. Performance is determined based on TSR during a three-year performance period. At the end of the period, payout is determined by comparing PPL's performance to the TSR of the companies included in the Philadelphia Stock Exchange Utility Index. Awards are payable on a graduated basis based on thresholds that measure PPL's performance relative to peers that comprise the applicable index on which each year's awards are measured. Awards can be paid up to 200% of the Target Award or forfeited with no payout if performance is below a minimum established performance threshold. Dividends payable during the performance cycle accumulate and are converted into additional performance units and are payable in shares of PPL common stock upon completion of the performance period based on the Compensation Committee's determination of achievement of the performance goals. Under the plan provisions, TSR performance units are subject to forfeiture upon termination of employment other than retirement, one year or more from commencement of the performance period, disability or death of an employee.

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

The weighted-average assumptions used in the model were:

	2020	2019	2018
Expected stock volatility	15.64%	17.57%	17.60%
Expected life	3 years	3 years	3 years

The weighted-average grant date fair value of TSR performance units granted was:

	2020	2019	2018
PPL	$37.63	$35.83	$38.26
PPL Electric	38.64	35.68	38.37
LKE	37.73	35.93	38.32

TSR performance unit activity for 2020 was:

	TSR Performance Units	Weighted- Average Grant Date Fair Value Per Share
PPL
Nonvested, beginning of period	739,392	$37.50
Granted	261,891	37.63
Forfeited (a)	(375,029)	38.46
Nonvested, end of period	626,254	36.98

PPL Electric
Nonvested, beginning of period	66,799	$37.43
Granted	21,416	38.64
Forfeited (a)	(26,408)	38.37
Nonvested, end of period	61,807	37.44

LKE
Nonvested, beginning of period	130,533	$37.60
Granted	35,538	37.73
Forfeited (a)	(66,459)	38.23
Nonvested, end of period	99,612	37.23

(a)Primarily related to the forfeiture of 2017 performance units as performance during the period was below the minimum established performance threshold, which resulted in no payout.

There were no TSR performance units vesting for the years ended December 31, 2020 and 2019. The total fair value of TSR performance units vesting for the year ended December 31, 2018 was $3 million for PPL. Amounts for PPL Electric and LKE are insignificant.

Performance Units - Return on Equity

Beginning in 2017, PPL changed its executive compensation mix to add performance units based on achievement of a corporate Return on Equity (ROE). ROE performance units are intended to further align compensation with the company’s strategy and reward for future corporate performance.

Payout of these performance units will be based on the calculated average of the annual corporate ROE for each year of the three-year performance period for PPL Corporation. ROE performance units represent a target number of shares (Target Award) of PPL's common stock that the recipient would receive upon PPL's attainment of the applicable ROE performance goal. ROE performance units can be paid up to 200% of the Target Award or forfeited with no payout if performance is below a minimum established performance threshold. Dividends payable during the performance cycle accumulate and are converted into additional performance units and are payable in shares of PPL common stock upon completion of the performance period based on the Compensation Committee's determination of achievement of the performance goals. Under the plan provisions, these performance units are subject to forfeiture upon termination of employment other than retirement, disability or death of an employee.

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

The weighted-average grant date fair value of ROE performance units granted was:

	2020	2019	2018
PPL	$34.95	$30.89	$32.21
PPL Electric	35.59	30.76	32.32
LKE	34.81	30.99	32.28

ROE performance unit activity for 2020 was:

	ROE Performance Unit	Weighted- Average Grant Date Fair Value Per Share
PPL
Nonvested, beginning of period	570,765	$32.02
Granted	374,878	34.95
Vested	(216,979)	34.42
Nonvested, end of period	728,664	32.81

PPL Electric
Nonvested, beginning of period	49,194	$31.92
Granted	30,426	35.59
Vested	(17,813)	34.41
Nonvested, end of period	61,807	33.01

LKE
Nonvested, beginning of period	107,805	$32.20
Granted	60,286	34.81
Vested	(46,384)	34.29
Nonvested, end of period	121,707	32.70

The total fair value of ROE performance units vesting for the years ended December 31 was:

2020
PPL	$8
PPL Electric	1
LKE	2

Stock Options

PPL's Compensation, Governance and Nominating Committee, now known as the Compensation Committee, eliminated the use of stock options due to changes in its long-term incentive mix beginning in January 2014.

Under the Plans, stock options had been granted with an option exercise price per share not less than the fair value of PPL's common stock on the date of grant. Options outstanding at December 31, 2020, are fully vested. All options expire no later than 10 years from the grant date. The options become exercisable immediately in certain situations, as defined by each of the Plans.

Stock option activity for 2020 was:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Total Intrinsic Value
PPL
Outstanding at beginning of period	1,330,943	$26.20
Exercised	(227,927)	26.10
Outstanding and exercisable at end of period	1,103,016	26.22	1.7	$2

For 2020, 2019 and 2018, PPL received $8 million, $53 million and $5 million in cash from stock options exercised. The total intrinsic value of stock options exercised was insignificant in 2020 and 2018 and $11 million in 2019. The related income tax benefits realized were not significant.

Compensation Expense

Compensation expense for restricted stock, restricted stock units, performance units and stock options accounted for as equity awards, which for PPL Electric and LKE includes an allocation of PPL Services' expense, was:

	2020	2019	2018
PPL	$28	$35	$25
PPL Electric	10	12	10
LKE	11	9	8

The income tax benefit related to above compensation expense was as follows:

	2020	2019	2018
PPL	$8	$10	$10
PPL Electric	3	3	3
LKE	3	2	2

At December 31, 2020, unrecognized compensation expense related to nonvested stock awards was:

	Unrecognized Compensation Expense	Weighted- Average Period for Recognition
PPL	$16	1.7
PPL Electric	3	1.8
LKE	1	1.4

12. Retirement and Postemployment Benefits

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

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net periodic defined benefit costs (credits):
Service cost	$56	$50	$62	$89	$68	$82	$6	$6	$7
Interest cost	146	164	156	143	187	185	19	22	21
Expected return on plan assets	(246)	(245)	(249)	(622)	(588)	(587)	(21)	(18)	(23)
Amortization of:
Prior service cost (credit)	9	8	10	1	1	—	1	(1)	(1)
Actuarial (gain) loss	89	56	84	213	92	151	—	1	—
Net periodic defined benefit costs (credits) prior to settlements and termination benefits	54	33	63	(176)	(240)	(169)	5	10	4
Settlements (a)	23	1	—	—	—	—	—	—	—
Net periodic defined benefit costs (credits)	$77	$34	$63	$(176)	$(240)	$(169)	$5	$10	$4

Other Changes in Plan Assets and Benefit Obligations Recognized in OCI and Regulatory Assets/Liabilities - Gross:
Settlement	(23)	(1)	—	—	—	—	—	—	—
Net (gain) loss	(221)	(121)	157	459	723	201	(6)	(18)	8
Prior service cost (credit)	1	2	1	—	—	13	5	—	—
Amortization of:
Prior service (cost) credit	(9)	(8)	(10)	(1)	(1)	—	(1)	1	1
Actuarial gain (loss)	(89)	(56)	(84)	(213)	(92)	(151)	—	(1)	—
Total recognized in OCI and regulatory assets/liabilities (b)	(341)	(184)	64	245	630	63	(2)	(18)	9

Total recognized in net periodic defined benefit costs, OCI and regulatory assets/liabilities (b)	$(264)	$(150)	$127	$69	$390	$(106)	$3	$(8)	$13

(a)Includes a settlement charge for a retired PPL executive as well as a settlement charge incurred as a result of the amount of lump sum payment distributions from the LKE qualified pension plan. In accordance with existing regulatory accounting treatment, LG&E and KU have primarily maintained the settlement charge in regulatory assets to be amortized in accordance with existing regulatory practice. The portion of the settlement attributed to LKE's operations outside of the jurisdiction of the KPSC has been charged to expense.
(b)WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP. As a result, WPD does not record regulatory assets/liabilities.

For PPL's U.S. pension benefits and for other postretirement benefits, the amounts recognized in OCI and regulatory assets/liabilities for the years ended December 31 were as follows:

	U.S. Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
OCI	$(428)	$(194)	$90	$(12)	$(13)	$20
Regulatory assets/liabilities	87	10	(26)	10	(5)	(11)
Total recognized in OCI and regulatory assets/liabilities	$(341)	$(184)	$64	$(2)	$(18)	$9

(LKE)

The following table provides the components of net periodic defined benefit costs for LKE's pension and other postretirement benefit plans for the years ended December 31.

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Net periodic defined benefit costs (credits):
Service cost	$24	$22	$25	$4	$4	$4
Interest cost	57	66	63	7	8	8
Expected return on plan assets	(101)	(101)	(102)	(9)	(8)	(9)
Amortization of:
Prior service cost	8	8	9	1	1	1
Actuarial (gain) loss (a)	41	22	35	(1)	(1)	—
Net periodic defined benefit costs (credits) before settlements	$29	$17	$30	$2	$4	$4
Settlements (b)	15	—	—	—	—	—
Net periodic defined benefit costs (credits) (c)	$44	$17	$30	$2	$4	$4

Other Changes in Plan Assets and Benefit Obligations Recognized in OCI and Regulatory Assets/Liabilities - Gross:
Settlements	$(15)	$—	$—	$—	$—	$—
Net (gain) loss	(29)	(37)	40	(1)	(14)	1
Prior service cost	2	2	—	5	—	—
Amortization of:
Prior service credit	(8)	(8)	(9)	(1)	(1)	(1)
Actuarial gain (loss)	(41)	(22)	(35)	1	1	—
Total recognized in OCI and regulatory assets/liabilities	(91)	(65)	(4)	4	(14)	—

Total recognized in net periodic defined benefit costs, OCI and regulatory assets/liabilities	$(47)	$(48)	$26	$6	$(10)	$4

(a)As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between actuarial (gain)/loss calculated in accordance with LKE's pension accounting policy and actuarial (gain)/loss calculated using a 15 year amortization period was $11 million in 2020, $5 million in 2019 and $11 million in 2018.
(b)Due to the amount of lump sum payment distributions from the LKE qualified pension plan, a settlement charge of $15 million for the year ended December 31, 2020 was incurred. In accordance with existing regulatory accounting treatment, LG&E and KU have primarily maintained the settlement charge in regulatory assets to be amortized in accordance with existing regulatory practice. The portion of the settlement attributable to LKE’s operations outside of the jurisdiction of the KPSC has been charged to expense.
(c)Due to the amount of lump sum payment distributions from the LG&E qualified pension plan, settlement charges of $5 million in 2019 and $6 million in 2018 were incurred. In accordance with existing regulatory accounting treatment, LG&E has maintained the settlement charge in regulatory assets. The amount will be amortized in accordance with existing regulatory practice.

For LKE's pension and other postretirement benefits, the amounts recognized in OCI and regulatory assets/liabilities for the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
OCI	$(5)	$13	$(25)	$(2)	$(7)	$4
Regulatory assets/liabilities	(86)	(78)	21	6	(7)	(4)
Total recognized in OCI and regulatory assets/liabilities	$(91)	$(65)	$(4)	$4	$(14)	$—

(LG&E)

The following table provides the components of net periodic defined benefit costs for LG&E's pension benefit plan for the years ended December 31.

	Pension Benefits
	2019 (a)	2018
Net periodic defined benefit costs (credits):
Service cost	$1	$1
Interest cost	11	12
Expected return on plan assets	(21)	(22)
Amortization of:
Prior service cost (credit)	5	5
Actuarial loss (b)	9	7
Net periodic defined benefit costs (credits) (c)	$5	$3

Other Changes in Plan Assets and Benefit Obligations Recognized in Regulatory Assets - Gross:
Net (gain) loss	$(19)	$22
Prior service cost	—	—
Amortization of:
Prior service credit	(5)	(5)
Actuarial gain	(9)	(7)
Total recognized in regulatory assets/liabilities	(33)	10

Total recognized in net periodic defined benefit costs and regulatory assets	$(28)	$13

(a)The pension plans sponsored by LKE and LG&E were merged effective January 1, 2020 into the LG&E and KU Pension Plan, sponsored by LKE.
(b)As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between actuarial (gain)/loss calculated in accordance with LG&E's pension accounting policy and actuarial (gain)/loss calculated using a 15 year amortization period was $3 million in 2019 and $2 million in 2018.
(c)Due to the amount of lump sum payment distributions from the LG&E qualified pension plan, settlement charges of $5 million in 2019 and $6 million in 2018 were incurred. In accordance with existing regulatory accounting treatment, LG&E has maintained the settlement charge in regulatory assets. The amount will be amortized in accordance with existing regulatory practice.

(All Registrants)

The following net periodic defined benefit costs (credits) were charged to expense or regulatory assets, excluding amounts charged to construction and other non-expense accounts. The U.K. pension benefits apply to PPL only.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
PPL	$40	$18	$40	$(237)	$(287)	$(226)	$4	$8	$2
PPL Electric (a)	(2)	(4)	4				2	4	(1)
LKE (b)	20	12	21				1	2	3
LG&E (a) (b)	4	3	4				2	2	2
KU (a) (b)	1	(1)	2				—	—	1

(a)PPL Electric and KU do not directly sponsor any defined benefit plans. PPL Electric and KU were allocated these costs of defined benefit plans sponsored by PPL Services (for PPL Electric) and by LKE (for KU), based on their participation in those plans, which management believes are reasonable. KU is also allocated costs of defined benefit plans from LKS for defined benefit plans sponsored by LKE. Effective January 1, 2020, the LKE and LG&E defined benefit pension plans were merged into a combined defined benefit pension plan, sponsored by LKE, therefore LG&E and KU do not directly sponsor any defined benefit plans. LG&E and KU were allocated these costs of defined benefit plans sponsored by LKE, based on their participation in those plans, which management believes are reasonable. LG&E and KU are also allocated costs of defined benefit plans from LKS for defined benefit plans sponsored by LKE. See Note 15 for additional information on costs allocated to LG&E and KU from LKS.
(b)As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between net periodic defined benefit costs calculated in accordance with LKE's, LG&E's and KU's pension accounting policy and the net periodic defined benefit costs calculated using a 15 year amortization period for gains and losses is recorded as a regulatory asset. Of the costs charged to Other operation and maintenance, Other Income (Expense) - net or regulatory assets, excluding amounts charged to construction and other non-expense accounts, $3 million for LG&E and $1 million for KU were recorded as regulatory assets in 2020, $2 million for LG&E and $1 million for KU were recorded as regulatory assets in 2019 and $3 million for LG&E and $2 million for KU were recorded as regulatory assets in 2018.

In the table above, LG&E amounts include costs for the specific plans it sponsors and the following allocated costs of defined benefit plans sponsored by LKE. LG&E is also allocated costs of defined benefit plans from LKS for defined benefit plans sponsored by LKE. See Note 15 for additional information on costs allocated to LG&E from LKS. These allocations are based on LG&E's participation in those plans, which management believes are reasonable:

	Pension Benefits		Other Postretirement Benefits
	2019 (a)	2018	2019 (a)	2018
LG&E Non-Union Only	$—	$2	$2	$2

(a)The pension plans sponsored by LKE and LG&E were merged effective January 1, 2020 into the LG&E and KU Pension Plan, sponsored by LKE.

(PPL, LKE and LG&E)

PPL, LKE, and LG&E use base mortality tables issued by the Society of Actuaries for all U.S. defined benefit pension and other postretirement benefit plans. In 2019, PPL, LKE and LGE used RP-2014 base tables with collar and factor adjustments, where applicable, and the MP-2017 mortality improvement scale from 2006 on a generational basis. In 2020, PPL and LKE updated to the Pri-2012 base table and the MP-2020 projection scale with varying adjustment factors based on the underlying demographic and geographic differences and experience of the plan participants.

The following weighted-average assumptions were used in the valuation of the benefit obligations at December 31. The U.K. pension benefits apply to PPL only.

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2020	2019	2020	2019	2020	2019
PPL
Discount rate	2.92%	3.64%	1.53%	1.94%	2.84%	3.60%
Rate of compensation increase	3.76%	3.79%	3.25%	3.25%	3.75%	3.76%

LKE
Discount rate	2.91%	3.62%			2.85%	3.59%
Rate of compensation increase	3.50%	3.50%			3.50%	3.50%

LG&E
Discount rate	—%	3.60%

The following weighted-average assumptions were used to determine the net periodic defined benefit costs for the years ended December 31. The U.K. pension benefits apply to PPL only.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018
PPL
Discount rate service cost	3.64%	4.35%	3.70%	2.03%	3.12%	2.73%	3.60%	4.31%	3.64%
Discount rate interest cost	3.64%	4.35%	3.70%	1.73%	2.62%	2.31%	3.60%	4.31%	3.64%
Rate of compensation increase	3.79%	3.79%	3.78%	3.25%	3.50%	3.50%	3.76%	3.76%	3.75%
Expected return on plan assets	7.25%	7.25%	7.25%	7.13%	7.21%	7.23%	6.44%	6.46%	6.40%

LKE
Discount rate	3.62%	4.35%	3.69%				3.59%	4.32%	3.65%
Rate of compensation increase	3.50%	3.50%	3.50%				3.50%	3.50%	3.50%
Expected return on plan assets (a)	7.25%	7.25%	7.25%				7.02%	7.00%	7.15%

LG&E
Discount rate	—%	4.33%	3.65%
Expected return on plan assets (a)	—%	7.25%	7.25%

(a)The expected long-term rates of return for pension and other postretirement benefits are based on management's projections using a best-estimate of expected returns, volatilities and correlations for each asset class. Each plan's specific current and expected asset allocations are also considered in developing a reasonable return assumption.

(PPL and LKE)

The following table provides the assumed health care cost trend rates for the years ended December 31:

	2020	2019	2018
PPL and LKE
Health care cost trend rate assumed for next year
– obligations	6.5%	6.6%	6.6%
– cost	6.6%	6.6%	6.6%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
– obligations	5.0%	5.0%	5.0%
– cost	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate
– obligations	2027	2024	2023
– cost	2024	2023	2022

(PPL)

The funded status of PPL's plans at December 31 was as follows:

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2020	2019	2020	2019	2020	2019
Change in Benefit Obligation
Benefit Obligation, beginning of period	$4,146	$3,883	$8,515	$7,275	$557	$538
Service cost	56	50	89	68	6	6
Interest cost	146	164	143	187	19	22
Participant contributions	—	—	12	12	15	14
Plan amendments	2	2	—	—	5	—
Actuarial (gain) loss	256	368	624	1,220	29	34
Settlements	(114)	(21)	—	—	—	—
Gross benefits paid	(241)	(300)	(366)	(363)	(58)	(58)
Federal subsidy	—	—	—	—	—	1
Currency conversion	—	—	281	116	—	—
Benefit Obligation, end of period	4,251	4,146	9,298	8,515	573	557

Change in Plan Assets
Plan assets at fair value, beginning of period	3,585	3,109	8,945	7,801	340	301
Actual return on plan assets	723	735	805	1,095	56	71
Employer contributions	115	63	272	278	18	10
Participant contributions	—	—	12	12	11	10
Settlements	(114)	(22)	—	—	—	—
Gross benefits paid	(241)	(300)	(366)	(363)	(58)	(52)
Currency conversion	—	—	302	122	—	—
Plan assets at fair value, end of period	4,068	3,585	9,970	8,945	367	340

Funded Status, end of period	$(183)	$(561)	$672	$430	$(206)	$(217)

Amounts recognized in the Balance Sheets consist of:
Noncurrent asset	$24	$24	$682	$440	$—	$11
Current liability	(18)	(8)	—	(1)	(22)	(2)
Noncurrent liability	(189)	(577)	(10)	(9)	(184)	(226)
Net amount recognized, end of period	$(183)	$(561)	$672	$430	$(206)	$(217)

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2020	2019	2020	2019	2020	2019

Amounts recognized in AOCI and regulatory assets/liabilities (pre-tax) consist of:
Prior service cost (credit)	$27	$34	$11	$11	$14	$10
Net actuarial (gain) loss	695	1,029	3,682	3,435	—	6
Total (a)	$722	$1,063	$3,693	$3,446	$14	$16

Total accumulated benefit obligation for defined benefit pension plans	$4,024	$3,910	$8,516	$7,821

(a)WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP and as a result, does not record regulatory assets/liabilities.

For PPL's U.S. pension and other postretirement benefit plans, the amounts recognized in AOCI and regulatory assets/liabilities at December 31 were as follows:

	U.S. Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
AOCI	$270	$352	$10	$13
Regulatory assets/liabilities	452	711	4	3
Total	$722	$1,063	$14	$16

The actuarial loss for U.S. pension plans in 2020 was related to a change in the discount rate used to measure the benefit obligations of those plans offset by gains resulting from the updated mortality assumptions noted above and other demographic assumption changes resulting from the completion of a tri-annual demographic experience study. The actuarial loss for U.S. pension plans in 2019 was primarily related to a change in the discount rate used to measure the benefit obligations of those plans.

The actuarial loss for U.K. pension plans in 2020 and 2019 was primarily related to a change in the discount rate used to measure the benefit obligations of those plans.

The following tables provide information on pension plans where the projected benefit obligation (PBO) or accumulated benefit obligation (ABO) exceed the fair value of plan assets:

	U.S.		U.K.
	PBO in excess of plan assets		PBO in excess of plan assets
	2020	2019	2020	2019
Projected benefit obligation	$1,875	$3,861	$11	$10
Fair value of plan assets	1,668	3,275	—	—

	U.S.		U.K.
	ABO in excess of plan assets		ABO in excess of plan assets
	2020	2019	2020	2019
Accumulated benefit obligation	$184	$3,624	$11	$10
Fair value of plan assets	—	3,275	—	—

(LKE)

The funded status of LKE's plans at December 31 was as follows:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Change in Benefit Obligation
Benefit Obligation, beginning of period	$1,684	$1,580	$208	$205
Service cost	24	22	4	4
Interest cost	57	66	7	8
Participant contributions	—	—	9	7
Plan amendments	2	2	5	—
Actuarial (gain) loss (a)	164	166	18	5
Settlements	(83)	(16)	—	—
Gross benefits paid	(63)	(136)	(22)	(21)
Benefit Obligation, end of period	1,785	1,684	229	208

Change in Plan Assets
Plan assets at fair value, beginning of period	1,470	1,294	141	117
Actual return on plan assets	294	304	28	27
Employer contributions	50	24	4	11
Participant contributions	—	—	9	7
Settlements	(83)	(16)	—	—
Gross benefits paid	(63)	(136)	(22)	(21)
Plan assets at fair value, end of period	1,668	1,470	160	141

Funded Status, end of period	$(117)	$(214)	$(69)	$(67)

Amounts recognized in the Balance Sheets consist of:
Noncurrent asset	$—	$24	$—	$11
Current liability	(5)	(5)	(2)	(2)
Noncurrent liability	(112)	(233)	(67)	(76)
Net amount recognized, end of period	$(117)	$(214)	$(69)	$(67)

Amounts recognized in AOCI and regulatory assets/liabilities (pre-tax) consist of:
Prior service cost	$23	$30	$14	$10
Net actuarial (gain) loss	296	380	(37)	(37)
Total	$319	$410	$(23)	$(27)

Total accumulated benefit obligation for defined benefit pension plans	$1,657	$1,561

(a)The actuarial (gain) loss for all pension plans in 2020 and 2019 was primarily related to changes in the discount rate used to measure the benefit obligations of those plans.

The amounts recognized in AOCI and regulatory assets/liabilities at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
AOCI	$127	$132	$2	$4
Regulatory assets/liabilities	192	278	(25)	(31)
Total	$319	$410	$(23)	$(27)

The following tables provide information on pension plans where the projected benefit obligation (PBO) or accumulated benefit obligations (ABO) exceed the fair value of plan assets:

	PBO in excess of plan assets
	2020	2019
Projected benefit obligation	$1,785	$1,398
Fair value of plan assets	1,668	1,160

	ABO in excess of plan assets
	2020	2019
Accumulated benefit obligation	$104	$1,276
Fair value of plan assets	—	1,160

(LG&E)

The funded status of LG&E's plan at December 31, was as follows:

Pension Benefits
2019 (a)
Change in Benefit Obligation
Benefit Obligation, beginning of period	$285
Service cost	1
Interest cost	11
Actuarial (gain) loss	25
Gross benefits paid	(36)
Benefit Obligation, end of period	286

Change in Plan Assets
Plan assets at fair value, beginning of period	281
Actual return on plan assets	64
Employer contributions	1
Gross benefits paid	(36)
Plan assets at fair value, end of period	310

Funded Status, end of period	$24

Amounts recognized in the Balance Sheets consist of:
Noncurrent asset (liability)	$24
Net amount recognized, end of period	$24

Amounts recognized in regulatory assets (pre-tax) consist of:
Prior service cost	$17
Net actuarial loss	79
Total	$96

Total accumulated benefit obligation for defined benefit pension plan	$286

(a)The pension plans sponsored by LKE and LG&E were merged effective January 1, 2020 into the LG&E and KU Pension Plan, sponsored by LKE.

LG&E's pension plan had plan assets in excess of projected and accumulated benefit obligations December 31, 2019.

In addition to the plan it sponsored, LG&E is allocated a portion of the funded status and costs of certain defined benefit plans sponsored by LKE. LG&E is also allocated costs of defined benefit plans from LKS for defined benefit plans sponsored by LKE. See Note 15 for additional information on costs allocated to LG&E from LKS. These allocations are based on LG&E's participation in those plans, which management believes are reasonable. The actuarially determined obligations of current active employees and retired employees are used as a basis to allocate total plan activity, including active and retiree costs and obligations. Allocations to LG&E resulted in (assets)/liabilities at December 31 as follows:

	2020	2019
Pension	$(78)	$(7)
Other postretirement benefits	68	63

(PPL Electric)

Although PPL Electric does not directly sponsor any defined benefit plans, it is allocated a portion of the funded status and costs of plans sponsored by PPL Services based on its participation in those plans, which management believes are reasonable. The actuarially determined obligations of current active employees and retirees are used as a basis to allocate total plan activity, including active and retiree costs and obligations. Allocations to PPL Electric resulted in (assets)/liabilities at December 31 as follows:

	2020	2019
Pension	$(4)	$179
Other postretirement benefits	99	122

(KU)

Although KU does not directly sponsor any defined benefit plans, it is allocated a portion of the funded status and costs of plans sponsored by LKE. KU is also allocated costs of defined benefit plans from LKS for defined benefit plans sponsored by LKE. See Note 15 for additional information on costs allocated to KU from LKS. These allocations are based on KU's participation in those plans, which management believes are reasonable. The actuarially determined obligations of current active employees and retired employees of KU are used as a basis to allocate total plan activity, including active and retiree costs and obligations. Allocations to KU resulted in (assets)/liabilities at December 31 as follows.

	2020	2019
Pension	$(62)	$(31)
Other postretirement benefits	16	16

Plan Assets - U.S. Pension Plans

(PPL, LKE and LG&E)

PPL's primary legacy pension plan and the pension plan sponsored by LKE are invested in the PPL Services Corporation Master Trust (the Master Trust) that also includes 401(h) accounts that are restricted for certain other postretirement benefit obligations of PPL and LKE. The investment strategy for the Master Trust is to achieve a risk-adjusted return on a mix of assets that, in combination with PPL's funding policy, will ensure that sufficient assets are available to provide long-term growth and liquidity for benefit payments, while also managing the duration of the assets to complement the duration of the liabilities. The Master Trust benefits from a wide diversification of asset types, investment fund strategies and external investment fund managers, and therefore has no significant concentration of risk.

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

Target allocation ranges have been developed for each portfolio based on input from external consultants with a goal of limiting funded status volatility. The EBPB monitors the investments in each portfolio, and seeks to obtain a target portfolio that emphasizes reduction of risk of loss from market volatility. In pursuing that goal, the EBPB establishes revised guidelines from time to time. EBPB investment guidelines as of the end of 2020 are presented below.

The asset allocation for the trust and the target allocation by portfolio at December 31 are as follows:

	Percentage of trust assets		2020
	2020	2019 (a)	Target Asset Allocation (a)
Growth Portfolio	56%	57%	55%
Equity securities	34%	34%
Debt securities (b)	13%	14%
Alternative investments	9%	9%
Immunizing Portfolio	43%	42%	43%
Debt securities (b)	33%	35%
Derivatives	10%	7%
Liquidity Portfolio	1%	1%	2%
Total	100%	100%	100%

(a)Allocations exclude consideration of a group annuity contract held by the LG&E and KU Retirement Plan.
(b)Includes commingled debt funds, which PPL treats as debt securities for asset allocation purposes.

(LKE)

LKE has pension plans whose assets are invested solely in the Master Trust, which is fully disclosed below. The fair value of these plans' assets of $1.7 billion and $1.5 billion at December 31, 2020 and 2019 represents an interest of approximately 41% in the Master Trust.

(LG&E)

LG&E had a pension plan whose assets were invested solely in the Master Trust, which is fully disclosed below. The fair value of this plan's assets of $310 million at December 31, 2019 represented an interest of approximately 9% in the Master Trust. The pension plans sponsored by LKE and LG&E were merged effective January 1, 2020 into the LG&E and KU Pension Plan, sponsored by LKE.

The fair value of LKE's plan assets allocated to LG&E was $618 million and $251 million at December 31, 2020 and 2019.

(KU)

The fair value of LKE's plan assets allocated to KU was $505 million and $445 million at December 31, 2020 and 2019.

(PPL, LKE and LG&E)

The fair value of net assets in the Master Trust by asset class and level within the fair value hierarchy was:

	December 31, 2020				December 31, 2019
		Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL Services Corporation Master Trust
Cash and cash equivalents	$300	$300	$—	$—	$182	$182	$—	$—
Equity securities:
U.S. Equity	60	60	—	—	194	194	—	—
U.S. Equity fund measured at NAV (a)	742	—	—	—	451	—	—	—
International equity fund at NAV (a)	566	—	—	—	554	—	—	—
Commingled debt measured at NAV (a)	712	—	—	—	621	—	—	—
Debt securities:
U.S. Treasury and U.S. government sponsored agency	336	335	1	—	310	309	1	—
Corporate	1,045	—	1,030	15	951	—	931	20
Other	13	—	13	—	14	—	14	—

	December 31, 2020				December 31, 2019
		Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Alternative investments:
Real estate measured at NAV (a)	76	—	—	—	88	—	—	—
Private equity measured at NAV (a)	68	—	—	—	62	—	—	—
Hedge funds measured at NAV (a)	223	—	—	—	194	—	—	—
Limited Partnerships at NAV (a)	6	—	—	—	—	—	—	—
Derivatives	(37)	—	(37)	—	3	—	3	—
Insurance contracts	—	—	—	—	4	—	—	4
PPL Services Corporation Master Trust assets, at fair value	4,110	$695	$1,007	$15	3,628	$685	$949	$24
Receivables and payables, net (b)	116				99
401(h) accounts restricted for other postretirement benefit obligations	(158)				(142)
Total PPL Services Corporation Master Trust pension assets	$4,068				$3,585

(a)In accordance with accounting guidance certain investments that are measured at fair value using the net asset value per share (NAV), or its equivalent, practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.
(b)Receivables and payables, net represents amounts for investments sold/purchased but not yet settled along with interest and dividends earned but not yet received.

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2020 is as follows:

	Corporate debt	Insurance contracts	Total
Balance at beginning of period	$20	$4	$24
Purchases, sales and settlements	(5)	(4)	(9)
Balance at end of period	$15	$—	$15

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2019 is as follows:

	Corporate debt	Insurance contracts	Total
Balance at beginning of period	$25	$21	$46
Actual return on plan assets:
Relating to assets still held at the reporting date	(1)	4	3
Relating to assets sold during the period	3	—	3
Purchases, sales and settlements	(7)	(21)	(28)
Balance at end of period	$20	$4	$24

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

Investments in private equity represent interests in partnerships in multiple early-stage venture capital funds and private equity fund of funds that use a number of diverse investment strategies. The partnerships have limited lives of at least 10 years, after which liquidating distributions will be received. Prior to the end of each partnership's life, the investment cannot be redeemed with the partnership; however, the interest may be sold to other parties, subject to the general partner's approval. At December 31, 2020, the Master Trust has unfunded commitments of $45 million that may be required during the lives of the partnerships. Fair value is based on an ownership interest in partners' capital to which a proportionate share of net assets is attributed.

Investments in limited partnerships include Term Asset-Backed Securities Loan Facility (TALF) funds. The Master Trust received notice that the TALF funds are liquidating in an orderly manner and distributing capital back to the partners. Therefore, the Master Trust has no unfunded commitment related to the TALF funds. Fair value of the funds is based on an ownership interest in partners' capital to which a proportionate share of net assets is attributed.

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

In 2019, obligations underlying an investment in an immediate participation guaranteed group annuity contract, classified as Level 3, were assumed by the insurance company, with a residual amount remaining in the general account of the insurer that was paid into the master trust or distributed to participants in 2020.

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

	Percentage of plan assets		Target Asset Allocation
	2020	2019	2020
Asset Class
U.S. Equity securities	42%	45%	45%
Debt securities (a)	55%	52%	50%
Cash and cash equivalents (b)	3%	3%	5%
Total	100%	100%	100%
(a)Includes commingled debt funds and debt securities.
(b)Includes money market funds.

LKE's other postretirement benefit plan is invested primarily in a 401(h) account, as disclosed in the PPL Services Corporation Master Trust, with insignificant amounts invested in money market funds within VEBA trusts for liquidity.

The fair value of assets in the U.S. other postretirement benefit plans by asset class and level within the fair value hierarchy was:

	December 31, 2020				December 31, 2019
		Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds	$5	$5	$—	$—	$6	$6	$—	$—
U.S. Equity securities:
Large-cap equity fund measure at NAV (a)	89	—	—	—	89	—	—	—
Commingled debt fund measured at NAV (a)	77	—	—	—	68	—	—	—
Debt securities:
Corporate bonds	37	—	37	—	35	—	35	—
U.S. Treasury and U.S. government sponsored agency	2	—	2	—	—	—	—	—
Total VEBA trust assets, at fair value	210	$5	$39	$—	198	$6	$35	$—
Receivables and payables, net (b)	(1)				—
401(h) account assets	158				142
Total other postretirement benefit plan assets	$367				$340

(a)In accordance with accounting guidance certain investments that are measured at fair value using the net asset value per share (NAV), or its equivalent, practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.
(b)Receivables and payables represent amounts for investments sold/purchased but not yet settled along with interest and dividends earned but not yet received.

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

Investments in U.S. Treasury and U.S. government sponsored agencies represent securities included in a portfolio of investment-grade long-duration fixed income. The fair value of debt securities are generally based on evaluations that reflect observable market information, such as actual trade information for identical securities or for similar securities, adjusted for observable differences.

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

The asset allocation and target allocation at December 31 of WPD's pension plans are detailed below.

			Target Asset
	Percentage of plan assets		Allocation
	2020	2019	2020
Asset Class
Cash and cash equivalents	4%	2%	—%
Equity securities
U.K.	—%	—%	2%
European (excluding the U.K.)	—%	—%	1%
Asian-Pacific	—%	—%	1%
North American	—%	1%	1%
Emerging markets	—%	—%	1%
Global equities	23%	19%	9%
Global Tactical Asset Allocation	20%	29%	41%
Debt securities (a)	48%	43%	38%
Alternative investments	5%	6%	6%
Total	100%	100%	100%

(a)Includes commingled debt funds.

The fair value of assets in the U.K. pension plans by asset class and level within the fair value hierarchy was:

	December 31, 2020				December 31, 2019
		Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$412	$412	$—	$—	$154	$154	$—	$—
Equity securities measured at NAV (a) :
U.K. companies	1	—	—	—	22	—	—	—
European companies (excluding the U.K.)	3	—	—	—	54	—	—	—
Asian-Pacific companies	3	—	—	—	35	—	—	—
North American companies	3	—	—	—	74	—	—	—
Emerging markets companies	1	—	—	—	32	—	—	—
Global Equities	2,253	—	—	—	1,684	—	—	—
Other	1,950	—	—	—	2,584	—	—	—
Debt Securities:
U.K. corporate bonds	—	—	—	—	5	—	5	—
U.K. corporate bonds measured at NAV (a)	574	—	—	—	—	—	$—	—
U.K. gilts	4,209	—	4,209	—	3,819	—	3,819	—
Alternative investments:
Real estate measured at NAV (a)	557	—	—	—	519	—	—	—
Fair value - U.K. pension plans	9,966	$412	$4,209	$—	8,982	$154	$3,824	$—
Receivables and payables, net (b)	4				(37)
Total U.K. pension assets	$9,970				$8,945

(a)In accordance with accounting guidance certain investments that are measured at fair value using the net asset value per share (NAV), or its equivalent, practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.
(b)Receivables and payables, net represents amounts for investments sold/purchased but not yet settled along with interest and dividends earned but not yet received.

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

Expected Cash Flows - U.S. Defined Benefit Plans (PPL)

While PPL's U.S. defined benefit pension plans have the option to utilize available prior year credit balances to meet current and future contribution requirements, PPL contributed $30 million in January 2021 to its U.S. pension plans. No additional contributions are expected in 2021.

PPL sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets. PPL expects to make approximately $18 million of benefit payments under these plans in 2021.

PPL is not required to make contributions to its other postretirement benefit plans but has historically funded these plans in amounts equal to the postretirement benefit costs recognized. Continuation of this past practice would cause PPL to contribute $35 million to its other postretirement benefit plans in 2021.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans and the following federal subsidy payments are expected to be received by PPL.

		Other Postretirement
	Pension	Benefit Payment	Expected Federal Subsidy
2021	$296	$49	$1
2022	284	47	—
2023	279	46	—
2024	275	44	—
2025	273	43	—
2026-2030	1,273	194	1

(LKE)

Effective January 1, 2020, the LKE and LG&E defined benefit pension plans were merged into a combined defined benefit pension plan.

While LKE's defined benefit pension plan has the option to utilize available prior year credit balances to meet current and future contribution requirements, LKE accelerated its planned January 2021 contribution of $23 million to December 2020. No contributions are expected in 2021.

LKE sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets. LKE expects to make $6 million of benefit payments under these plans in 2021.

LKE is not required to make contributions to its other postretirement benefit plan but has historically funded this plan in amounts equal to the postretirement benefit costs recognized. Continuation of this past practice would cause LKE to contribute a projected $15 million to its other postretirement benefit plan in 2021.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans and the following federal subsidy payments are expected to be received by LKE.

		Other Postretirement
	Pension	Benefit Payment	Expected Federal Subsidy
2021	$121	$15	$1
2022	119	16	—
2023	118	16	—
2024	117	16	—
2025	115	16	—
2026-2030	533	75	1

Expected Cash Flows - U.K. Pension Plans (PPL)

The pension plans of WPD are subject to formal actuarial valuations every three years, which are used to determine funding requirements. Contribution requirements were evaluated in accordance with the valuation performed as of March 31, 2019. WPD expects to make contributions of approximately $183 million in 2021. WPD is currently permitted to recover in current revenues approximately 78% of its pension funding requirements for its primary pension plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans.

Pension
2021	$362
2022	367
2023	370
2024	375
2025	377
2026-2030	1,884

Savings Plans (All Registrants)

Substantially all employees of PPL's subsidiaries are eligible to participate in deferred savings plans (401(k)s). Employer contributions to the plans were:

	2020	2019	2018
PPL	$42	$42	$40
PPL Electric	6	6	6
LKE	19	21	20
LG&E	6	6	6
KU	5	5	5

13. Jointly Owned Facilities

(PPL, LKE, LG&E and KU)

At December 31, 2020 and 2019, the Balance Sheets reflect the owned interests in the generating plants listed below.

	Ownership Interest	Electric Plant	Accumulated Depreciation	Construction Work in Progress
PPL and LKE
December 31, 2020
Trimble County Unit 1	75.00%	$440	$64	$2
Trimble County Unit 2	75.00%	1,340	227	106

December 31, 2019
Trimble County Unit 1	75.00%	$440	$54	$2
Trimble County Unit 2	75.00%	1,278	203	134

LG&E
December 31, 2020
E.W. Brown Units 6-7	38.00%	$46	$22	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	51	22	—
Trimble County Unit 1	75.00%	440	64	2
Trimble County Unit 2	14.25%	370	51	54
Trimble County Units 5-6	29.00%	33	14	1
Trimble County Units 7-10	37.00%	77	31	1
Cane Run Unit 7	22.00%	123	15	—
E.W. Brown Solar Unit	39.00%	10	2	—
Solar Share	44.00%	2	—	—

December 31, 2019
E.W. Brown Units 6-7	38.00%	$45	$20	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	52	20	—
Trimble County Unit 1	75.00%	440	54	2
Trimble County Unit 2	14.25%	340	43	69
Trimble County Units 5-6	29.00%	32	12	—
Trimble County Units 7-10	37.00%	78	27	—
Cane Run Unit 7	22.00%	119	13	—
E.W. Brown Solar Unit	39.00%	10	2	—
Solar Share	44.00%	1	—	—

KU
December 31, 2020
E.W. Brown Units 6-7	62.00%	$76	$37	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	45	20	—
Trimble County Unit 2	60.75%	970	176	52
Trimble County Units 5-6	71.00%	77	33	4
Trimble County Units 7-10	63.00%	129	53	2
Cane Run Unit 7	78.00%	443	57	2
E.W. Brown Solar Unit	61.00%	16	3	—
Solar Share	56.00%	2	—	—

December 31, 2019
E.W. Brown Units 6-7	62.00%	$75	$32	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	46	14	—
Trimble County Unit 2	60.75%	938	160	65
Trimble County Units 5-6	71.00%	76	29	—
Trimble County Units 7-10	63.00%	128	46	—
Cane Run Unit 7	78.00%	429	49	1
E.W. Brown Solar Unit	61.00%	16	2	—
Solar Share	56.00%	2	—	—

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

14. Commitments and Contingencies

Energy Purchase Commitments (PPL, LKE, LG&E and KU)

LG&E and KU enter into purchase contracts to supply the coal and natural gas requirements for generation facilities and LG&E's retail natural gas supply operations. These contracts include the following commitments:

Contract Type	Maximum Maturity Date
Natural Gas Fuel	2023
Natural Gas Retail Supply	2022
Coal	2024
Coal Transportation and Fleeting Services	2027
Natural Gas Transportation	2026

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

	LG&E	KU	Total
2021	$23	$11	$34
2022	23	11	34
2023	24	10	34
2024	22	10	32
2025	22	10	32
Thereafter	250	109	359
Total	$364	$161	$525

LG&E and KU had total energy purchases under the OVEC power purchase agreement for the years ended December 31 as follows:

	2020	2019	2018
LG&E	$12	$15	$14
KU	6	7	6
Total	$18	$22	$20

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

Talen Montana Retirement Plan and Talen Energy Marketing, LLC, Individually and on Behalf of All Others Similarly Situated v. PPL Corporation et al.

On October 29, 2018, Talen Montana Retirement Plan and Talen Energy Marketing filed a putative class action complaint on behalf of current and contingent creditors of Talen Montana who allegedly suffered harm or allegedly will suffer reasonably foreseeable harm as a result of the November 2014 distribution of proceeds from the sale of then-PPL Montana's hydroelectric generating facilities. The action was filed in the Sixteenth Judicial District of the State of Montana, Rosebud County, against PPL and certain of its affiliates and current and former officers and directors (Talen Putative Class Action). Plaintiff asserts claims for, among other things, fraudulent transfer, both actual and constructive; recovery against subsequent transferees; civil conspiracy; aiding and abetting tortious conduct; and unjust enrichment. Plaintiff is seeking avoidance of the purportedly fraudulent transfer, unspecified damages, including punitive damages, the imposition of a constructive trust, and other relief. In December 2018, PPL removed the Talen Putative Class Action from the Sixteenth Judicial District of the State of Montana to the United States District Court for the District of Montana, Billings Division (MT Federal Court). In January 2019, the plaintiff moved to remand the Talen Putative Class Action back to state court, and dismissed without prejudice all current and former PPL Corporation directors from the case. In September 2019, the MT Federal Court granted plaintiff's motion to remand the case back to state court. Although, the PPL defendants petitioned the Ninth Circuit Court of Appeals to grant an appeal of the remand decision, in November 2019, the Ninth Circuit Court of Appeals denied that request and in December 2019, Talen Montana Retirement Plan filed a Second Amended Complaint in the Sixteenth Judicial District of the State of Montana, Rosebud County, which removed Talen Energy Marketing as a plaintiff. In January 2020, PPL defendants filed a motion to dismiss the Second Amended Complaint or, in the alternative, to stay the proceedings pending the resolution of the below mentioned Delaware Action. The Court held a hearing on June 24, 2020 regarding the motion to dismiss. On September 11, 2020, the Court granted PPL defendants' alternative Motion for a Stay of the proceedings.

PPL Corporation et al. vs. Riverstone Holdings LLC, Talen Energy Corporation et al.

On November 30, 2018, PPL, certain PPL affiliates, and certain current and former officers and directors (PPL plaintiffs) filed a complaint in the Court of Chancery of the State of Delaware seeking various forms of relief against Riverstone, Talen Energy and certain of their affiliates (Delaware Action), in response to and as part of the defense strategy for an action filed by Talen Montana, LLC (the Talen Direct Action, since dismissed) and the Talen Putative Class Action described above (together, the Montana Actions) originally filed in Montana state court in October 2018. In the complaint, the PPL plaintiffs ask the Delaware Court of Chancery for declaratory and injunctive relief. This includes a declaratory judgment that, under the separation agreement governing the spinoff of PPL Energy Supply, all related claims that arise must be heard in Delaware; that the statute of limitations in Delaware and the spinoff agreement bar these claims at this time; that PPL is not liable for the claims in either the Talen Direct Action or the Talen Putative Class Action as PPL Montana was solvent at all relevant times; and that the separation agreement requires that Talen Energy indemnify PPL for all losses arising from the debts of Talen Montana, among other things. PPL's complaint also seeks damages against Riverstone for interfering with the separation agreement and against Riverstone affiliates for breach of the implied covenant of good faith and fair dealing. The complaint was subsequently amended on January 11, 2019 and March 20, 2019, to include, among other things, claims related to indemnification with respect to the Montana Actions, request a declaration that the Montana Actions are time-barred under the spinoff agreements, and allege additional facts to support the tortious interference claim. In April 2019, the defendants filed motions to dismiss the amended complaint. In July 2019, the Court heard oral arguments from the parties regarding the motions to dismiss, and in October 2019, the Delaware Court of Chancery issued an opinion sustaining all of the PPL plaintiffs' claims except for the claim for breach of implied covenant of good faith and fair dealing. As a result of the dismissal of the Talen Direct Action in December 2019, in January 2020, Talen Energy filed a new motion to dismiss five of the remaining eight claims in the amended complaint. The Court heard oral argument on the motion to dismiss on May 28, 2020, and on June 22, 2020, issued an opinion denying the motion in its entirety. Discovery is proceeding, and a trial has been scheduled for February 2022.

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

(PPL, LKE and LG&E)

Cane Run Environmental Claims

In December 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky (U.S. District Court) alleging violations of the Clean Air Act, RCRA, and common law claims of nuisance, trespass and negligence. In July 2014, the U.S. District Court dismissed the RCRA claims and all but one Clean Air Act claim, but declined to dismiss the common law tort claims. In February 2017, the U.S. District Court dismissed PPL as a defendant and dismissed the final federal claim against LG&E, and in April 2017, issued an Order declining to exercise supplemental jurisdiction on the state law claims dismissing the case in its entirety. In June 2017, the plaintiffs filed a class action complaint in Jefferson County, Kentucky Circuit Court, against LG&E alleging state law nuisance, negligence and trespass tort claims. The plaintiffs seek compensatory and punitive damages for alleged property damage due to purported plant emissions on behalf of a class of residents within one to three miles of the plant. On January 8, 2020, the Jefferson Circuit Court issued an order denying the plaintiffs’ request for class certification. On January 14, 2020, the plaintiffs filed a notice of appeal in the Kentucky Court of Appeals. On December 11, 2020, the Court of Appeals issued an order affirming the lower court’s denial of class certification. In December 2020, plaintiffs filed a petition for discretionary review with the Kentucky Supreme Court. PPL, LKE and LG&E cannot predict the outcome of this matter and an estimate or range of possible losses cannot be determined.

(PPL, LKE and KU)

E.W. Brown Environmental Claims

In July 2017, the Kentucky Waterways Alliance and the Sierra Club filed a citizen suit complaint against KU in the U.S. District Court for the Eastern District of Kentucky (U.S. District Court) alleging discharges at the E.W. Brown plant in violation of the Clean Water Act and the plant's water discharge permit and alleging contamination that may present an imminent and substantial endangerment in violation of the RCRA. The plaintiffs' suit relates to prior notices of intent to file a citizen suit submitted in October and November 2015 and October 2016. These plaintiffs sought injunctive relief ordering KU to take all actions necessary to comply with the Clean Water Act and RCRA, including ceasing the discharges in question, abating effects associated with prior discharges and eliminating the alleged imminent and substantial endangerment. These plaintiffs also sought assessment of civil penalties and an award of litigation costs and attorney fees. In December 2017, the U.S. District Court issued an Order dismissing the Clean Water Act and RCRA complaints against KU in their entirety. In January 2018, the plaintiffs appealed the dismissal Order to the U.S. Court of Appeals for the Sixth Circuit. In September 2018, the U.S. Court of Appeals for the Sixth Circuit issued its ruling affirming the lower court's decision to dismiss the Clean Water Act claims but reversing its dismissal of the RCRA claims against KU and remanding the latter to the U.S. District Court. In October 2018, KU filed a petition for rehearing to the U.S. Court of Appeals for the Sixth Circuit regarding the RCRA claims. In November 2018, the U.S. Court of Appeals for the Sixth Circuit denied KU's petition for rehearing regarding the RCRA claims. In January 2019, KU filed an answer to plaintiffs’ complaint in the U.S. District Court. Discovery is complete and the parties' motions for partial summary judgment are pending. In December 2020, the U.S. District Court delayed the trial scheduled for February 2, 2021 indefinitely due to pandemic considerations. PPL, LKE and KU cannot predict the outcome of these matters and an estimate or range of possible losses cannot be determined.

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

Air

Sulfuric Acid Mist Emissions (PPL, LKE and LG&E)

In June 2016, the EPA issued a notice of violation under the Clean Air Act alleging that LG&E violated applicable rules relating to sulfuric acid mist emissions at its Mill Creek plant. The notice alleges failure to install proper controls, failure to operate the facility consistent with good air pollution control practice, and causing emissions exceeding applicable requirements or constituting a nuisance or endangerment. LG&E believes it has complied with applicable regulations during the relevant time period. On July 31, 2020, the U.S. Department of Justice and Louisville Metro Air Pollution Control District filed a complaint in the U.S. District Court for the Western District of Kentucky alleging violations specified in the EPA notice of violation and seeking civil penalties and injunctive relief. In October 2020, LG&E filed a motion to dismiss the complaint. In December 2020, the U.S. Department of Justice and the Louisville Metro Air Pollution Control District filed an amended complaint. In February 2021, LG&E filed a renewed motion to dismiss regarding the amended complaint. PPL, LKE and LG&E are unable to predict the outcome of this matter or the potential impact on operations of the Mill Creek plant, including increased capital or operating costs, and potential civil penalties or remedial measures, if any. An estimate or range of possible losses cannot be determined.

Water/Waste

(PPL, LKE, LG&E and KU)

ELGs

In 2015, the EPA finalized ELGs for wastewater discharge permits for new and existing steam electricity generating facilities. These guidelines require deployment of additional control technologies providing physical, chemical and biological treatment and mandate operational changes including "no discharge" requirements for certain wastewaters. The implementation date for individual generating stations was to be determined by the states on a case-by-case basis according to criteria provided by the EPA. Legal challenges to the final rule were consolidated before the U.S. Court of Appeals for the Fifth Circuit. In April 2017, the EPA announced that it would grant petitions for reconsideration of the rule. In September 2017, the EPA issued a rule to postpone the compliance date for certain requirements. On October 13, 2020, the EPA published final revisions to its best available technology standards for certain wastewaters and potential extensions to compliance dates. The rule will be implemented by the states or applicable permitting authorities in the course of their normal permitting activities. LG&E and KU have developed responsive compliance strategies and schedules. Certain aspects of these compliance plans and estimates relate to developments in state water quality standards, which are separate from the ELG rule or its implementation. Certain costs are included in the Registrants' capital plans and expected to be recovered from customers through rate recovery mechanisms, but additional costs and recovery will depend on further regulatory developments at the state level. See Note 7 for additional information regarding LG&E's and KU's applications for ECR rate treatment of construction costs relating to regulations addressing ELGs.

CCRs

In 2015, the EPA issued a final rule governing management of CCRs which include fly ash, bottom ash and sulfur dioxide scrubber wastes. The CCR Rule imposes extensive new requirements for certain CCR impoundments and landfills, including public notifications, location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements, and specifies restrictions relating to the beneficial use of CCRs. In July 2018, the EPA issued a final rule extending the deadline for closure of certain impoundments and adopting other substantive changes. In August 2018, the D.C. Circuit Court of Appeals vacated and remanded portions of the CCR Rule. In December 2019, the EPA addressed the deficiencies identified by the court and proposed amendments to change the closure deadline. In August 2020, the EPA published a final rule extending the deadline to initiate closure to April 11, 2021, while providing for certain extensions. The EPA is conducting ongoing rulemaking actions to adopt various other amendments to the rule. PPL, LKE, LG&E and KU are unable to predict the outcome of the ongoing litigation and rulemaking or potential impacts on current LG&E and KU compliance plans. The Registrants are currently finalizing closure plans and schedules.

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

At December 31, 2020 and December 31, 2019, PPL Electric had a recorded liability of $10 million representing its best estimate of the probable loss incurred to remediate the sites identified above. Depending on the outcome of investigations at identified sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred. PPL Electric, LG&E and KU lack sufficient information about such additional sites to estimate any potential liability or range of reasonably possible losses, if any, related to these sites. Such costs, however, are not currently expected to be significant.

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

(LKE and LG&E)

In November 2020, LG&E and the IBEW ratified a three-year collective bargaining agreement through November 2023. The agreement covers approximately 640 employees. The terms of the labor agreement are not expected to have a significant impact on the financial results of LKE or LG&E.

Guarantees and Other Assurances

(All Registrants)

In the normal course of business, the Registrants enter into agreements that provide financial performance assurance to third parties on behalf of certain subsidiaries. Examples of such agreements include: guarantees, stand-by letters of credit issued by financial institutions and surety bonds issued by insurance companies. These agreements are entered into primarily to support or enhance the creditworthiness attributed to a subsidiary on a stand-alone basis or to facilitate the commercial activities in which these subsidiaries engage.

(PPL)

PPL fully and unconditionally guarantees all of the debt obligations of PPL Capital Funding.

(All Registrants)

The table below details guarantees provided as of December 31, 2020. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities," for which PPL has a total recorded liability of $5 million at December 31, 2020 and December 31, 2019. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at December 31, 2020		Expiration Date
PPL
WPD indemnifications for entities in liquidation and sales of assets	$11	(a)	2022
WPD guarantee of pension and other obligations of unconsolidated entities	95	(b)
LKE
Indemnification of lease termination and other divestitures	200	(c)	2021
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(d)

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
(b)Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At December 31, 2020, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.
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
(d)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. LKE's proportionate share of OVEC's outstanding debt was $104 million at December 31, 2020, consisting of LG&E's share of $72 million and KU's share of $32 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" above for additional information on the OVEC power purchase contract.

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

To date, there has been no material impact on the Registrants’ operations, financial condition, liquidity or on their supply chain as a result of COVID-19; however, the duration and severity of the outbreak and its ultimate effects on the global economy, the financial markets, or the Registrants’ workforce, customers and suppliers are uncertain. A protracted slowdown of broad sectors of the economy, prolonged or pervasive restrictions on businesses and their workforces, or significant changes in legislation or regulatory policy to address the COVID-19 pandemic all present significant risks to the Registrants. These or other unpredictable events resulting from the pandemic could further reduce customer demand for electricity and gas, impact the Registrants’ employees and supply chains, result in an increase in certain costs, delay payments or increase bad debts, or result in changes in the fair value of their assets and liabilities, which could materially and adversely affect the Registrants’ business, results of operations, financial condition or liquidity.

15. Related Party Transactions

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

	2020	2019	2018
PPL Electric from PPL Services	$50	$59	$59
LKE from PPL Services	27	28	26
PPL Electric from PPL EU Services	176	152	148
LG&E from LKS	170	160	151
KU from LKS	180	178	169

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

Intercompany Borrowings

(PPL Electric)

PPL Energy Funding maintains a $650 million revolving line of credit with a PPL Electric subsidiary. No balance was outstanding at December 31, 2020 and 2019. The interest rates on borrowings are equal to one-month LIBOR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the Income Statements.

(LKE)

LKE maintains a $375 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. The interest rates on borrowings are equal to one-month LIBOR plus a spread. At December 31, 2020 and 2019, $251 million and $150 million were outstanding and reflected in "Notes payable with affiliates" on the Balance Sheets. The interest rate on the outstanding borrowings at December 31, 2020 and 2019 were 1.65% and 3.20%. Interest expense on the revolving line of credit was not significant for 2020, 2019 or 2018.

LKE maintains an agreement with a PPL affiliate that has a $300 million borrowing limit whereby LKE can loan funds on a short-term basis at market-based rates. No balance was outstanding at December 31, 2020 and 2019. The interest rate on the loan based on the PPL affiliates credit rating is currently equal to one-month LIBOR plus a spread.

LKE maintains 10-year notes with a combined value of $1.2 billion with a PPL affiliate with a weighted-average interest rate of 3.9% and maturities ranging from 2026 to 2030. This is inclusive of a 10-year note of $550 million that was entered into in

August 2020. At December 31, 2020 and 2019, the notes were reflected in "Long-term debt to affiliate" on the Balance Sheets. Interest expense on the notes was $33 million for 2020, $24 million for 2019, and $21 million for 2018.

In May 2020, LKE entered into a $450 million term loan credit agreement with a PPL affiliate whereby LKE could borrow funds on a short-term basis at market-based rates. Interest on borrowings was determined as the lower of the daily rate for 30-day non-financial commercial paper programs plus a spread or one-month LIBOR plus a spread. The agreement expired on August 31, 2020. Interest expense on borrowings was not significant for 2020.

(LG&E)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $750 million at an interest rate based on a market index of commercial paper issues. No balances were outstanding at December 31, 2020 and 2019.

(KU)

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to $650 million at an interest rate based on a market index of commercial paper issues. No balances were outstanding at December 31, 2020 and 2019.

VEBA Funds Receivable (PPL Electric)

In May 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay medical claims of active bargaining unit employees. Based on PPL Electric's participation in PPL’s Other Postretirement Benefit plan, PPL Electric was allocated a portion of the excess funds from PPL Services. These funds have been recorded as an intercompany receivable on the Balance Sheets. The receivable balance decreases as PPL Electric pays incurred medical claims and is reimbursed by PPL Services. The intercompany receivable balance associated with these funds was $22 million as of December 31, 2020, of which $10 million was reflected in "Accounts receivable from affiliates" and $12 million was reflected in "Other noncurrent assets" on the Balance Sheets. The intercompany receivable balance associated with these funds was $32 million as of December 31, 2019, of which $10 million was reflected in "Accounts receivable from affiliates" and $22 million was reflected in "Other noncurrent assets" on the Balance Sheets.

Other (PPL Electric, LKE, LG&E and KU)

See Note 1 for discussions regarding the intercompany tax sharing agreement (for PPL Electric, LKE, LG&E and KU) and intercompany allocations of stock-based compensation expense (for PPL Electric and LKE). For PPL Electric, LG&E and KU, see Note 12 for discussions regarding intercompany allocations associated with defined benefits.

16. Other Income (Expense) - net

(PPL)

The components of "Other Income (Expense) - net" for the years ended December 31, were:

	2020	2019	2018
Other Income
Economic foreign currency exchange contracts (Note 18)	$(98)	$(14)	$150
Defined benefit plans - non-service credits (Note 12)	262	316	257
Interest income	10	16	6
AFUDC - equity component	20	23	21
Miscellaneous	7	7	6
Total Other Income	201	348	440
Other Expense
Charitable contributions	3	17	24
Miscellaneous	29	22	20
Total Other Expense	32	39	44
Other Income (Expense) - net	$169	$309	$396

(PPL Electric)

The components of "Other Income (Expense) - net" for the years ended December 31, were:

	2020	2019	2018
Other Income
Defined benefit plans - non-service credits (Note 12)	$4	$4	$5
Interest income	2	2	2
AFUDC - equity component	19	23	20
Total Other Income	25	29	27
Other Expense
Charitable contributions	3	3	3
Miscellaneous	4	1	1
Total Other Expense	7	4	4
Other Income (Expense) - net	$18	$25	$23

17. Fair Value Measurements

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	December 31, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$708	$708	$—	$—	$815	$815	$—	$—
Restricted cash and cash equivalents (a)	19	19	—	—	21	21	—	—
Special use funds (a):
Commingled debt fund measured at NAV (b)	26	—	—	—	29	—	—	—
Commingled equity fund measured at NAV (b)	25	—	—	—	27	—	—	—
Total special use funds	51	—	—	—	56	—	—	—
Price risk management assets (c):
Foreign currency contracts	—	—	—	—	142	—	142	—
Cross-currency swaps	146	—	146	—	154	—	154	—
Total price risk management assets	146	—	146	—	296	—	296	—
Total assets	$924	$727	$146	$—	$1,188	$836	$296	$—

Liabilities
Price risk management liabilities (c):
Interest rate swaps	$23	$—	$23	$—	$21	$—	$21	$—
Foreign currency contracts	137	—	137	—	5	—	5	—
Total price risk management liabilities	$160	$—	$160	$—	$26	$—	$26	$—

	December 31, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL Electric
Assets
Cash and cash equivalents	$40	$40	$—	$—	$262	$262	$—	$—
Restricted cash and cash equivalents (a)	—	—	—	—	2	2	—	—
Total assets	$40	$40	$—	$—	$264	$264	$—	$—

LKE
Assets
Cash and cash equivalents	$29	$29	$—	$—	$27	$27	$—	$—
Total assets	$29	$29	$—	$—	$27	$27	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$23	$—	$23	$—	$21	$—	$21	$—
Total price risk management liabilities	$23	$—	$23	$—	$21	$—	$21	$—

LG&E
Assets
Cash and cash equivalents	$7	$7	$—	$—	$15	$15	$—	$—
Total assets	$7	$7	$—	$—	$15	$15	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$23	$—	$23	$—	$21	$—	$21	$—
Total price risk management liabilities	$23	$—	$23	$—	$21	$—	$21	$—

KU
Assets
Cash and cash equivalents	$22	$22	$—	$—	$12	$12	$—	$—
Total assets	$22	$22	$—	$—	$12	$12	$—	$—

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

Special Use Funds

(PPL)

The special use funds are investments restricted for paying active union employee medical costs. In 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA to be used to pay medical claims of active bargaining unit employees. The funds are invested primarily in commingled debt and equity funds measured at NAV and are classified as investments in equity securities. Changes in the fair value of the funds are recorded to the Statement of Income.

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

	December 31, 2020		December 31, 2019
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$23,127	$28,765	$21,893	$25,481
PPL Electric	4,236	5,338	3,985	4,589
LKE	6,074	7,589	6,002	6,766
LG&E	2,007	2,499	2,005	2,278
KU	2,618	3,334	2,623	3,003

(a)Amounts are net of debt issuance costs.

The carrying amounts of other current financial instruments (except for long-term debt due within one year) approximate their fair values because of their short-term nature.

18. Derivative Instruments and Hedging Activities

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

PPL had an immaterial amount and $14 million obligation to return cash collateral under master netting arrangements at December 31, 2020 and 2019.

PPL had no obligation to post cash collateral under master netting arrangements at December 31, 2020 and 2019.

LKE, LG&E and KU had no obligation to return cash collateral under master netting arrangements at December 31, 2020 and 2019.

LKE, LG&E and KU had no cash collateral posted under master netting arrangements at December 31, 2020 and 2019.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL had no such contracts at December 31, 2020.

At December 31, 2020, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $702 million that range in maturity from 2021 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For 2020, 2019 and 2018, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At December 31, 2020, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At December 31, 2020, LG&E held contracts with a notional amount of $64 million that mature in 2033.

Foreign Currency Risk

(PPL)

PPL is exposed to foreign currency risk, primarily through investments in and earnings of U.K. affiliates. PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions, including the previously announced potential sale of its U.K utility business and net investments. In addition, PPL enters into financial instruments to protect against foreign currency translation risk of expected GBP earnings.

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. There were no contracts outstanding at December 31, 2020.

At December 31, 2020 and 2019, PPL had $33 million and $32 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings and anticipated transactions, including the previously announced potential sale of its U.K. utility business. At December 31, 2020, the total exposure hedged by PPL was approximately £4 billion.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 7 for amounts recorded in regulatory assets and regulatory liabilities at December 31, 2020 and 2019.

See Note 1 for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets:

	December 31, 2020				December 31, 2019
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$—	$—	$—	$2	$—	$—	$—	$4
Cross-currency swaps (b)	94	—	—	—	5	—	—	—
Foreign currency contracts	—	—	—	137	—	—	142	5
Total current	94	—	—	139	5	—	142	9
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	—	—	—	21	—	—	—	17
Cross-currency swaps (b)	52	—	—	—	149	—	—	—
Total noncurrent	52	—	—	21	149	—	—	17
Total derivatives	$146	$—	$—	$160	$154	$—	$142	$26

(a)Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.
(b)Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities:

Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income
2020
Cash Flow Hedges:
Interest rate swaps	$(9)	Interest Expense	$(10)
Cross-currency swaps	(15)	Other Income (Expense) - net	(22)
Total	$(24)		$(32)
Net Investment Hedges:
Foreign currency contracts	$1

2019
Cash Flow Hedges:
Interest rate swaps	$(30)	Interest Expense	$(9)
Cross-currency swaps	17	Other Income (Expense) - net	(9)
Total	$(13)		$(18)
Net Investment Hedges:
Foreign currency contracts	$2

2018
Cash Flow Hedges:
Interest rate swaps	$4	Interest Expense	$(8)
Cross-currency swaps	41	Other Income (Expense) - net	42
		Interest Expense	1
Total	$45		$35
Net Investment Hedges:
Foreign currency contracts	$11

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2020	2019	2018
Foreign currency contracts	Other Income (Expense) - net	$(98)	$(14)	$150
Interest rate swaps	Interest Expense	(5)	(5)	(5)
	Total	$(103)	$(19)	$145

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	2020	2019	2018
Interest rate swaps	Regulatory assets - noncurrent	$(2)	$(1)	$6

The following table presents the effect of cash flow hedge activity on the Statement of Income for the year ended December 31, 2020:

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Interest Expense	Other Income (Expense) - net
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$1,001	$169
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(10)	—
Cross-currency swaps:
Hedged items	—	22
Amount of gain (loss) reclassified from AOCI to income	—	(22)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the year ended December 31, 2019:

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Interest Expense	Other Income (Expense) - net
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$994	$309
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(9)	—
Cross-currency swaps:
Hedged items	—	9
Amount of gain (loss) reclassified from AOCI to income	—	(9)

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments:

	December 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$2	$—	$4
Total current	—	2	—	4
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	21	—	17
Total noncurrent	—	21	—	17
Total derivatives	$—	$23	$—	$21

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets:

Derivative Instruments	Location of Gain (Loss)	2020	2019	2018
Interest rate swaps	Interest Expense	$(5)	$(5)	$(5)

Derivative Instruments	Location of Gain (Loss)	2020	2019	2018
Interest rate swaps	Regulatory assets - noncurrent	$(2)	$(1)	$6

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2020
Treasury Derivatives
PPL	$146	$34	$—	$112	$160	$34	$—	$126
LKE	—	—	—	—	23	—	—	23
LG&E	—	—	—	—	23	—	—	23
December 31, 2019
Treasury Derivatives
PPL	$296	$5	$14	$277	$26	$5	$—	$21
LKE	—	—	—	—	21	—	—	21
LG&E	—	—	—	—	21	—	—	21

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

(PPL)

At December 31, 2020, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

PPL
Aggregate fair value of derivative instruments in a net liability position with credit risk-related contingent features	$102
Aggregate fair value of collateral posted on these derivative instruments	—
Aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade (a)	102

(a)Includes the effect of net receivables and payables already recorded on the Balance Sheet.

19. Goodwill and Other Intangible Assets

Goodwill

(PPL)

The changes in the carrying amount of goodwill by segment were:

	U.K. Regulated		Kentucky Regulated		Corporate and Other		Total

	2020	2019	2020	2019	2020	2019	2020	2019
Balance at beginning of period (a)	$2,483	$2,447	$662	$662	$53	$53	$3,198	$3,162
Effect of foreign currency exchange rates	76	34	—	—	—	—	76	34
Other	—	2	—	—	—	—	—	2
Balance at end of period (a)	$2,559	$2,483	$662	$662	$53	$53	$3,274	$3,198

(a)    There were no accumulated impairment losses related to goodwill.

Other Intangible Assets

(PPL)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Contracts (a)	$136	$93	$136	$84
Land rights and easements	460	142	440	135
Licenses and other	21	4	22	3
Total subject to amortization	617	239	598	222

Not subject to amortization due to indefinite life:
Land rights and easements	380	—	361	—
Other	6	—	6	—
Total not subject to amortization due to indefinite life	386	—	367	—
Total	$1,003	$239	$965	$222

(a)Gross carrying amount in 2020 and 2019 includes the fair value at the acquisition date of the OVEC power purchase contract with terms favorable to market recognized as a result of the 2010 acquisition of LKE by PPL.

Current intangible assets are included in "Other current assets" and long-term intangible assets are included in "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:
	2020	2019	2018
Intangible assets with no regulatory offset	$11	$9	$7
Intangible assets with regulatory offset	8	9	8
Total	$19	$18	$15

Amortization expense for each of the next five years is estimated to be:

	2021	2022	2023	2024	2025
Intangible assets with no regulatory offset	$11	$11	$11	$11	$11
Intangible assets with regulatory offset	8	8	8	8	8
Total	$19	$19	$19	$19	$19

(PPL Electric)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$379	$129	$370	$125
Licenses and other	2	1	3	1
Total subject to amortization	381	130	373	126

Not subject to amortization due to indefinite life:
Land rights and easements	17	—	17	—
Total	$398	$130	$390	$126

Intangible assets are shown as "Intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2020	2019	2018
Intangible assets with no regulatory offset	$4	$4	$4

Amortization expense for each of the next five years is estimated to be:

	2021	2022	2023	2024	2025
Intangible assets with no regulatory offset	$4	$4	$4	$4	$4

(LKE)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$22	$4	$22	$4
OVEC power purchase agreement (a)	125	82	125	74
Total subject to amortization	$147	$86	$147	$78

(a)    Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 7 for additional information.

Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2020	2019	2018
Intangible assets with regulatory offset	$8	$9	$8

Amortization expense for each of the next five years is estimated to be:

	2021	2022	2023	2024	2025
Intangible assets with regulatory offset	$8	$8	$8	$8	$8

(LG&E)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$7	$1	$7	$1
OVEC power purchase agreement (a)	86	57	86	51
Total subject to amortization	$93	$58	$93	$52

(a)    Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 7 for additional information.

Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2020	2019	2018
Intangible assets with regulatory offset	$6	$6	$6

Amortization expense for each of the next five years is estimated to be:

	2021	2022	2023	2024	2025
Intangible assets with regulatory offset	$6	$6	$6	$6	$6

(KU)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$15	$3	$15	$3
OVEC power purchase agreement (a)	39	25	39	23
Total subject to amortization	$54	$28	$54	$26

(a)    Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 7 for additional information.

Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2020	2019	2018
Intangible assets with regulatory offset	$2	$3	$2

Amortization expense for each of the next five years is estimated to be:

	2021	2022	2023	2024	2025
Intangible assets with regulatory offset	$2	$2	$2	$2	$2

20. Asset Retirement Obligations

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

(PPL, LKE, LG&E and KU)

PPL's LKE's, LG&E's and KU's ARO liabilities are primarily related to CCR closure costs. See Note 14 for information on the CCR rule. LG&E also has AROs related to natural gas mains and wells. LG&E's and KU's transmission and distribution lines largely operate under perpetual property easement agreements, which do not generally require restoration upon removal of the property. Therefore, no material AROs are recorded for transmission and distribution assets. For LKE, LG&E and KU, all ARO accretion and depreciation expenses are reclassified as a regulatory asset. ARO regulatory assets associated with certain CCR projects are amortized to expense in accordance with regulatory approvals. For other AROs, at the time of retirement, the related ARO regulatory asset is offset against the associated cost of removal regulatory liability, PP&E and ARO liability.

The changes in the carrying amounts of AROs were as follows:

	PPL		LKE		LG&E		KU
	2020	2019	2020	2019	2020	2019	2020	2019
ARO at beginning of period	$282	$347	$215	$296	$73	$103	$142	$193
Accretion	17	19	15	17	5	6	10	11
Obligations incurred	—	—	—	—	—	—	—	—
Changes in estimated timing or cost	38	12	40	(2)	13	(2)	27	—
Effect of foreign currency exchange rates	1	—	—	—	—	—	—	—
Obligations settled	(88)	(96)	(88)	(96)	(24)	(34)	(64)	(62)
ARO at end of period	$250	$282	$182	$215	$67	$73	$115	$142

21. Accumulated Other Comprehensive Income (Loss)

(PPL and LKE)

The after-tax changes in AOCI by component for the years ended December 31 were as follows:

			Defined benefit plans (b)
	Foreign currency translation adjustments (a)	Unrealized gains (losses) on qualifying derivatives	Prior service costs	Actuarial gain (loss)	Total
PPL
December 31, 2017	$(1,089)	$(13)	$(7)	$(2,313)	$(3,422)
Amounts arising during the year	(444)	36	(11)	(187)	(606)
Reclassifications from AOCI	—	(29)	2	142	115
Net OCI during the year	(444)	7	(9)	(45)	(491)
Adoption of reclassification of certain tax effects from AOCI guidance cumulative effect adjustment	$—	$(1)	$(3)	$(47)	(51)

			Defined benefit plans (b)
	Foreign currency translation adjustments (a)	Unrealized gains (losses) on qualifying derivatives	Prior service costs	Actuarial gain (loss)	Total
December 31, 2018	$(1,533)	$(7)	$(19)	$(2,405)	$(3,964)

Amounts arising during the year	108	(11)	(1)	(592)	(496)
Reclassifications from AOCI	—	13	2	87	102
Net OCI during the year	108	2	1	(505)	(394)
December 31, 2019	$(1,425)	$(5)	$(18)	$(2,910)	$(4,358)

Amounts arising during the year	267	(19)	(1)	(341)	(94)
Reclassifications from AOCI	—	24	3	205	232
Net OCI during the year	267	5	2	(136)	138
December 31, 2020	$(1,158)	$—	$(16)	$(3,046)	$(4,220)

LKE
December 31, 2017			$(9)	$(79)	$(88)
Amounts arising during the year			—	7	7
Reclassifications from AOCI			2	8	10
Net OCI during the year			2	15	17
Adoption of reclassification of certain tax effects from AOCI guidance cumulative effect adjustment (Note 1)			(2)	(16)	(18)
December 31, 2018			$(9)	$(80)	$(89)

Amounts arising during the year			(1)	(6)	(7)
Reclassifications from AOCI			1	2	3
Net OCI during the year			—	(4)	(4)
December 31, 2019			$(9)	$(84)	$(93)

Amounts arising during the year			(1)	(7)	(8)
Reclassifications from AOCI			2	13	15
Net OCI during the year			1	6	7
December 31, 2020			$(8)	$(78)	$(86)

(a)    Amounts relate to the operations of WPD.
(b)    For PPL, substantially all of the amounts relate to WPD's pension plans. At December 31, 2020, the combined accumulated other comprehensive loss related to these plans was $2.9 billion.

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the years ended December 31, 2020, 2019 and 2018. LKE amounts are insignificant for the years ended December 31, 2020, 2019 and 2018. The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income; rather, they are included in the computation of net periodic defined benefit costs (credits) and subject to capitalization. See Note 12 for additional information.

	PPL
Details about AOCI	2020	2019	2018	Affected Line Item on the Statements of Income
Qualifying derivatives
Interest rate swaps	$(10)	$(9)	$(8)	Interest Expense
Cross-currency swaps	(22)	(9)	42	Other Income (Expense) - net
	—	—	1	Interest Expense
Total Pre-tax	(32)	(18)	35
Income Taxes	8	5	(6)
Total After-tax	(24)	(13)	29

Defined benefit plans
Prior service costs	(4)	(3)	(2)
Net actuarial loss	(256)	(109)	(178)
Total Pre-tax	(260)	(112)	(180)
Income Taxes	52	23	36
Total After-tax	(208)	(89)	(144)
Total reclassifications during the year	$(232)	$(102)	$(115)

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
(Millions of Dollars)

	2020	2019	2018
Other Income (Expense) - net
Equity in Earnings of Subsidiaries	$490	$477	$470
Interest Income with Affiliate	12	28	25
Total	502	505	495

Interest Expense	23	30	29

Interest Expense with Affiliate	37	32	28

Income Before Income Taxes	442	443	438

Income Tax Expense (Benefit)	(8)	(25)	(7)

Net Income	$450	$468	$445

Total other comprehensive income (loss)	7	(4)	17

Comprehensive Income Attributable to Member	$457	$464	$462

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(Millions of Dollars)

	2020	2019	2018
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$371	$368	$346

Cash Flows from Investing Activities
Capital contributions to affiliated subsidiaries	(231)	(93)	(128)
Net decrease (increase) in notes receivable from affiliates	5	(44)	(26)
Net cash provided by (used in) investing activities	(226)	(137)	(154)

Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	613	14	110
Retirement of long-term debt	(475)	—	—
Contribution from member	—	63	—
Distribution to member	(283)	(308)	(302)
Net cash provided by (used in) financing activities	(145)	(231)	(192)

Net Increase (Decrease) in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Period	—	—	—
Cash and Cash Equivalents at End of Period	$—	$—	$—

Supplemental disclosures of cash flow information:
Cash Dividends Received from Subsidiaries	$361	$411	$402

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
(Millions of Dollars)

	2020	2019
Assets
Current Assets
Accounts receivable from affiliates	$4	$3
Income taxes receivable	2	3
Notes receivable from affiliates	1,100	1,105
Total Current Assets	1,106	1,111

Investments
Affiliated companies at equity	5,944	5,577

Other Noncurrent Assets
Deferred income taxes	276	314

Total Assets	$7,326	$7,002

Liabilities and Equity

Current Liabilities
Notes payable to affiliates	$251	$150
Long-term debt due within one year	250	475
Accounts payable to affiliates	499	489
Taxes	5	—
Other current liabilities	2	6
Total Current Liabilities	1,007	1,120

Long-term Debt
Long-term debt	—	249
Notes payable to affiliates	1,203	691
Total Long-term Debt	1,203	940

Deferred Credits and Other Noncurrent Liabilities	—	—

Equity	5,116	4,942

Total Liabilities and Equity	$7,326	$7,002

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

2. Commitments and Contingencies

See Note 14 to LKE's consolidated financial statements for commitments and contingencies of its subsidiaries.

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

3. Long-Term Debt

See Note 8 to LKE's consolidated financial statements for the terms of LKE's outstanding long-term debt and maturities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of December 31, 2020, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this annual report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officers and principal financial officers, to allow for timely decisions regarding required disclosure.

(b)Changes in internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework" (2013), our management concluded that our internal control over financial reporting was effective December 31, 2020. The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report contained on page 85.

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

Under the supervision and with the participation of our management, including the principal executive officers and principal financial officers of the companies listed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework" (2013), management of these companies concluded that our internal control over financial reporting was effective as of December 31, 2020. This annual report does not include an attestation report of Deloitte & Touche LLP, the companies' independent registered public accounting firm regarding internal control over financial reporting for these non-accelerated filer companies. The effectiveness of internal control over financial reporting for the aforementioned companies was not subject to attestation by the companies' registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit these companies to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PPL Corporation

Additional information for this item will be set forth in the sections entitled "Nominees for Directors" and "Board Committees - Board Committee Membership" in PPL's 2021 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2020, and which information is incorporated herein by reference. There have been no changes to the procedures by which shareowners may recommend nominees to PPL's board of directors since the filing with the SEC of PPL's 2020 Notice of Annual Meeting and Proxy Statement.

PPL has adopted a code of ethics entitled "Standards of Integrity" that applies to all directors, managers, trustees, officers (including the principal executive officers, principal financial officers and principal accounting officers (each, a "principal officer")), employees and agents of PPL and PPL's subsidiaries for which it has operating control (PPL Electric, LKE, LG&E and KU). The "Standards of Integrity" are posted on PPL's Internet website: www.pplweb.com/governance. A description of any amendment to the "Standards of Integrity" (other than a technical, administrative or other non-substantive amendment) will be posted on PPL's Internet website within four business days following the date of the amendment. In addition, if a waiver constituting a material departure from a provision of the "Standards of Integrity" is granted to one of the principal officers, a description of the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will be posted on PPL's Internet website within four business days following the date of the waiver.

PPL also has adopted its "Guidelines for Corporate Governance," which address, among other things, director qualification standards and director and board committee responsibilities. These guidelines, and the charters of each of the committees of PPL's board of directors, are posted on PPL's Internet website: www.pplweb.com/governance.

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

Listed below are the executive officers at December 31, 2020.

PPL Corporation

Name	Age	Positions Held During the Past Five Years	Dates
Vincent Sorgi	49	President and Chief Executive Officer	June 2020 - present
		President and Chief Operating Officer	July 2019 - May 2020
		Executive Vice President and Chief Financial Officer	January 2019 - June 2019
		Senior Vice President and Chief Financial Officer	June 2014 - January 2019

Joanne H. Raphael	61	Executive Vice President, General Counsel and Corporate Secretary	January 2019 - present
		Senior Vice President, General Counsel and Corporate Secretary	June 2015 - January 2019

Joseph P. Bergstein, Jr.	50	Senior Vice President and Chief Financial Officer	July 2019 - present
		Vice President-Investor Relations and Corporate Development & Planning	January 2018 - June 2019
		Vice President-Investor Relations and Treasurer	January 2016 - December 2017

Gregory N. Dudkin (a)	63	President-PPL Electric	March 2012 - present

Paul W. Thompson (a)	63	President and Chief Executive Officer - LKE	July 2020 - present
		Chairman of the Board, Chief Executive Officer and President-LKE	March 2018 - July 2020
		President and Chief Operating Officer	January 2017 - March 2018
		Chief Operating Officer	February 2013 - December 2016

Philip Swift (a)	53	Chief Executive-WPD	November 2018 - present
		Operations Director	July 2013 - November 2018

Marlene C. Beers	49	Vice President and Controller	March 2019 - present
		Vice President-Finance and Regulatory Affairs and Controller-PPL Electric	August 2018 - February 2019
		Controller-PPL Electric	February 2016 - July 2018

Tadd J. Henninger	45	Vice President-Finance and Treasurer	July 2019 - present
		Vice President and Treasurer	January 2018 - July 2019
		Assistant Treasurer	December 2015 - December 2017

(a)Designated an executive officer of PPL by virtue of their respective positions at a PPL subsidiary.

ITEM 11. EXECUTIVE COMPENSATION

PPL Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors," "The Board's Role in Risk Oversight" and "Executive Compensation" in PPL's 2021 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2020, and which information is incorporated herein by reference.

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 11 is omitted as PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

PPL Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL's 2021 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2020, and which information is incorporated herein by reference. In addition, provided below in tabular format is information as of December 31, 2020, with respect to compensation plans (including individual compensation arrangements) under which equity securities of PPL are authorized for issuance.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)		Weighted-average exercise price of outstanding options, warrants and rights (3)		Number of securities remaining available for future issuance under equity compensation plans (4)
Equity compensation
plans approved by	56,185	– ICP	$24.37	– ICP	1,447,924	– DDCP
security holders (1)	55,153	– SIP	$26.59	– SIP	10,210,002	– SIP
	991,678	– ICPKE	$26.30	– ICPKE	988,231	– ICPKE
	1,103,016	– Total	$26.22	– Combined	12,646,157	– Total

Equity compensation
plans not approved by
security holders (2)

(1)Includes (a) the ICP, under which stock options, restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based awards were awarded to executive officers of PPL and no awards remain for issuance under this plan; (b) the ICPKE, under which stock options, restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based awards may be awarded to non-executive key employees of PPL and its subsidiaries; (c) the SIP approved by shareowners in 2017 under which stock options, restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based awards may be awarded to executive officers of PPL and its subsidiaries; and (d) the DDCP, under which stock units may be awarded to directors of PPL. See Note 11 to the Financial Statements for additional information.
(2)All of PPL's current compensation plans under which equity securities of PPL are authorized for issuance have been approved by PPL's shareowners.
(3)Relates to common stock issuable upon the exercise of stock options awarded under the ICP, SIP and ICPKE as of December 31, 2020. In addition, as of December 31, 2020, the following other securities had been awarded and are outstanding under the ICP, SIP, ICPKE and DDCP:  127,902 restricted stock units, 421,532 TSR performance awards and 504,914 ROE performance awards under the SIP; 768,434 restricted stock units 204,722 TSR performance awards and 223,750 ROE performance awards under the ICPKE; and 647,832 stock units under the DDCP.

(4)Based upon the following aggregate award limitations under the ICP, SIP, ICPKE and DDCP: (a) under the ICP, 15,769,431 awards (i.e., 5% of the total PPL common stock outstanding as of April 23, 1999) granted after April 23, 1999; (b) under the SIP, 15,000,000 awards; (c) under the ICPKE, 16,573,608 awards (i.e., 5% of the total PPL common stock outstanding as of January 1, 2003) granted after April 25, 2003, reduced by outstanding awards for which common stock was not yet issued as of such date of 2,373,812 resulting in a limit of 14,199,796; and (d) under the DDCP, the number of stock units available for issuance was reduced to 2,000,000 stock units in March 2012. In addition, each of the ICP and ICPKE includes an annual award limitation of 2% of total PPL common stock outstanding as of January 1 of each year.

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 12 is omitted as PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PPL Corporation

Information for this item will be set forth in the sections entitled "Transactions with Related Persons" and "Independence of Directors" in PPL's 2021 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2020 and is incorporated herein by reference.

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 13 is omitted as PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PPL Corporation

Information for this item will be set forth in the section entitled "Fees to Independent Auditor for 2020 and 2019" in PPL's 2021 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2020, and which information is incorporated herein by reference.

PPL Electric Utilities Corporation

For the fiscal years ended 2020 and 2019, Deloitte & Touche LLP (Deloitte) served as PPL Electric's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to PPL Electric, for professional services rendered for the audits of PPL Electric's annual financial statements and for fees billed for other services rendered by Deloitte.

	2020	2019
	(in thousands)
Audit fees (a)	$1,737	$1,308
Audit-related fees (b)	16

(a)Includes estimated fees for audit of annual financial statements and review of financial statements included in PPL Electric's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.
(b)Fees for agreed-upon procedures related to annual EPA filings.

LG&E and KU Energy LLC

For the fiscal years ended 2020 and 2019, Deloitte served as LKE's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to LKE, for professional services rendered for the audits of LKE's annual financial statements and for fees billed for other services rendered by Deloitte.

	2020	2019
	(in thousands)
Audit fees (a)	$1,806	$1,973
Other	11	—

(a)Includes estimated fees for audit of annual financial statements and review of financial statements included in LKE's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

Louisville Gas and Electric Company

For the fiscal years ended 2020 and 2019, Deloitte served as LG&E's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to LG&E, for professional services rendered for the audits of LG&E's annual financial statements and for fees billed for other services rendered by Deloitte.

	2020	2019
	(in thousands)
Audit fees (a)	$832	$935
Other	5	—

(a)Includes estimated fees for audit of annual financial statements and review of financial statements included in LG&E's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

Kentucky Utilities Company

For the fiscal years ended 2020 and 2019, Deloitte served as KU's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to KU, for professional services rendered for the audits of KU's annual financial statements and for fees billed for other services rendered by Deloitte.

	2020	2019
	(in thousands)
Audit fees (a)	$955	$1,021
Other	6	—

(a)Includes estimated fees for audit of annual financial statements and review of financial statements included in KU's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

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

The Audit Committee of PPL approved 100% of the 2020 and 2019 services provided by Deloitte.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

(a)  The following documents are filed as part of this report:

1.Financial Statements - Refer to the "Table of Contents" for an index of the financial statements included in this report.

2.Supplementary Data and Supplemental Financial Statement Schedule - included in response to Item 8.

    Schedule I - LG&E and KU Energy LLC Condensed Unconsolidated Financial Statements.

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

3.Exhibits

See Exhibit Index immediately following the signature pages.

SHAREOWNER AND INVESTOR INFORMATION

Annual Meeting: The 2021 annual meeting of shareowners of PPL will be held on Tuesday, May 18, 2021 in a virtual meeting format.

Proxy Statement Material: A proxy statement and notice of PPL's annual meeting will be provided to all shareowners who are holders of record as of February 26, 2021. The latest proxy statement can be accessed at www.pplweb.com/PPLCorpProxy.

PPL Annual Report: The report will be published in the beginning of April and will be provided to all shareowners who are holders of record as of February 26, 2021. The latest annual report can be accessed at www.pplweb.com/PPLCorpProxy.

Dividends: Subject to the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee, dividends are paid on the first business day of April, July, October and January. The 2021 record dates for dividends are expected to be March 10, June 10, September 10 and December 10.

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

1(a)	-	Securities Purchase and Registration Rights Agreement, dated March 5, 2014, among PPL Capital Funding, Inc., PPL Corporation, and the several purchasers named in Schedule B thereto (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

1(b)	-	Final Terms, dated November 14, 2017, of Western Power Distribution (South West) plc £250,000,000 2.375% Notes due May 2029 (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 16, 2017)

1(c)	-	Distribution Agreement, dated February 23, 2018, by and among PPL Corporation and J.P. Morgan Securities, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., JPMorgan Chase Bank, National Association, London Branch, Barclays Bank PLC and Citibank N.A. (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 23, 2018)

1(d)	-	Final Terms, dated March 23, 2018, of Western Power Distribution (South Wales) plc £30,000,000 RPI Index Linked Senior Unsecured Notes due March 2036 (Exhibit 1(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

1(e)	-	Final Terms, dated May 11, 2018, of Western Power Distribution (West Midlands) plc £30,000,000 RPI Index Linked Senior Unsecured Notes due March 2028 (Exhibit 1(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2018)

1(f)	-	Final Terms, dated September 5, 2019, of Western Power Distribution (East Midlands) plc £250,000 Fixed Rate Notes due 2031 under the £4,000,000,000 Euro Medium Term Note Programme (Exhibit 1(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2019)

1(g)	-	Final Terms, dated October 5, 2020, of Western Power Distribution (South Wales) plc £250,000,000 1.625 per cent Fixed Rate Note due 2035 under the £400,000,000 Euro Medium Term Note Programme (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 8, 2020)

2(a)	-	Separation Agreement among PPL Corporation, Talen Energy Holdings, Inc., Talen Energy Corporation, PPL Energy Supply, LLC, Raven Power Holdings LLC, C/R Energy Jade, LLC and Sapphire Power Holdings LLC., dated as of June 9, 2014 (Exhibit 2.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

2(b)	-	Transaction Agreement among PPL Corporation, Talen Energy Holdings, Inc., Talen Energy Corporation, PPL Energy Supply, LLC, Talen Energy Merger Sub, Inc., C/R Energy Jade, LLC, Sapphire Power Holdings LLC. and Raven Power Holdings LLC, dated as of June 9, 2014 (Exhibit 2.2 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

3(a)	-	Amended and Restated Articles of Incorporation of PPL Corporation, effective as of May 25, 2016 (Exhibit 3(i) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 26, 2016)

3(b)	-	Bylaws of PPL Corporation, effective as of March 23, 2020 (Exhibit 3(ii) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 27, 2020)

3(c)	-	Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation, effective as of October 31, 2013 (Exhibit 3(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2013)

3(d)	-	Bylaws of PPL Electric Utilities Corporation, effective as of October 27, 2015 (Exhibit 3(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2015)

3(e)	-	Articles of Organization of LG&E and KU Energy LLC, effective as of December 29, 2003 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173665))

3(f)-1	-	Amended and Restated Operating Agreement of LG&E and KU Energy LLC, effective as of November 1, 2010 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173665))

3(f)-2	-	Amendment to Amended and Restated Operating Agreement of LG&E and KU Energy LLC, effective as of November 25, 2013 (Exhibit 3(h)-2) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2013)

3(g)-1	-	Amended and Restated Articles of Incorporation of Louisville Gas and Electric Company, effective as of November 6, 1996 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(g)-2	-	Articles of Amendment to Articles of Incorporation of Louisville Gas and Electric Company, effective as of April 6, 2004 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(h)	-	Bylaws of Louisville Gas and Electric Company, effective as of December 16, 2003 (Exhibit 3(c) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(i)-1	-	Amended and Restated Articles of Incorporation of Kentucky Utilities Company, effective as of December 14, 1993 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173675))

3(i)-2	-	Articles of Amendment to Articles of Incorporation of Kentucky Utilities Company, effective as of April 8, 2004 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173675))

3(j)	-	Bylaws of Kentucky Utilities Company, effective as of December 16, 2003 (Exhibit 3(c) to Registration Statement filed on Form S-4 (File No. 333-173675))

4(a)-1	-	Amended and Restated Employee Stock Ownership Plan, dated December 1, 2016 (Exhibit 4(a) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2016)

4(a)-2	-	Amendment No. 1 to PPL Employee Stock Ownership Plan, dated October 2, 2017 (Exhibit 4(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2017)

4(a)-3	-	Amendment No. 2 to PPL Employee Stock Ownership Plan, dated December 1, 2018 (Exhibit 4(a)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

4(a)-4	-	Amendment No. 3 to PPL Employee Stock Ownership Plan, dated January 1, 2019 (Exhibit 4(a)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

4(b)-1	-	Indenture, dated as of November 1, 1997, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 12, 1997)

4(b)-2	-	Supplemental Indenture No. 8, dated as of June 14, 2012, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2012)

4(b)-3	-	Supplemental Indenture No. 9, dated as of October 15, 2012, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 15, 2012)

4(b)-4	-	Supplemental Indenture No. 10, dated as of May 24, 2013, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(b)-5	-	Supplemental Indenture No. 11, dated as of May 24, 2013, to said Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(b)-6	-	Supplemental Indenture No. 12, dated as of May 24, 2013, to said Indenture (Exhibit 4.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(b)-7	-	Supplemental Indenture No. 13, dated as of March 10, 2014, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

4(b)-8	-	Supplemental Indenture No. 14, dated as of March 10, 2014, to said Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

4(b)-9	-	Supplemental Indenture No. 15, dated as of May 17, 2016, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 17, 2016)

4(b)-10	-	Supplemental Indenture No. 16, dated as of September 8, 2017, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 6, 2017)

4(b)-11	-	Supplemental Indenture No. 17, dated as of April 1, 2020, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 3, 2020)

4(c)-1	-	Indenture, dated as of March 16, 2001, among WPD Holdings UK, Bankers Trust Company, as Trustee, Principal Paying Agent, and Transfer Agent and Deutsche Bank Luxembourg, S.A., as Paying and Transfer Agent (Exhibit 4(g) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2009)

4(c)-2	-	First Supplemental Indenture constituting the creation of $200 million 6.75% Notes due 2004, $200 million 6.875% Notes due 2007, $225 million 6.50% Notes due 2008, $100 million 7.25% Notes due 2017 and $300 million 7.375% Notes due 2028, dated as of March 16, 2001, to said Indenture (Exhibit 4(n)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(c)-3	-	Second Supplemental Indenture, dated as of January 30, 2003, to said Indenture (Exhibit 4(n)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(c)-4	-	Third Supplemental Indenture, dated as of October 31, 2014, to said Indenture (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2014)

4(c)-5	-	Fourth Supplemental Indenture, dated as of December 1, 2016, to said Indenture (Exhibit 4(d)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2016)

4(c)-6	-	Fifth Supplemental Indenture, dated as of January 2, 2019, to said Indenture (Exhibit 4(d)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

*4(c)-7	-	Sixth Supplemental Indenture, dated as of December 16, 2020, to said Indenture

4(d)-1	-	Indenture, dated as of August 1, 2001, by PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(d)-2	-	Supplemental Indenture No. 6, dated as of December 1, 2005, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated December 22, 2005)

4(d)-3	-	Supplemental Indenture No. 7, dated as of August 1, 2007, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 14, 2007)

4(d)-4	-	Supplemental Indenture No. 9, dated as of October 1, 2008, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(d)-5	-	Supplemental Indenture No. 10, dated as of May 1, 2009, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 22, 2009)

4(d)-6	-	Supplemental Indenture No. 11, dated as of July 1, 2011, to said Indenture (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 13, 2011)

4(d)-7	-	Supplemental Indenture No. 12, dated as of July 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 18, 2011)

4(d)-8	-	Supplemental Indenture No. 13, dated as of August 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 23, 2011)

4(d)-9	-	Supplemental Indenture No. 14, dated as of August 1, 2012, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 24, 2012)

4(d)-10	-	Supplemental Indenture No. 15, dated as of July 1, 2013, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 11, 2013)

4(d)-11	-	Supplemental Indenture No. 16, dated as of June 1, 2014, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated June 5, 2014)

4(d)-12	-	Supplemental Indenture No. 17, dated as of October 1, 2015, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 1, 2015)

4(d)-13	-	Supplemental Indenture No. 18, dated as of March 1, 2016, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)

4(d)-14	-	Supplemental Indenture No. 19, dated as of May 1, 2017, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 11, 2017)

4(d)-15	-	Supplemental Indenture No. 20, dated as of June 1, 2018, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2018)

4(d)-16	-	Supplemental Indenture No. 21, dated as of September 1, 2019, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 6, 2019)

4(d)-17	-	Supplemental Indenture No. 22, dated as of September 15, 2020, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 1, 2020)

4(e)-1	-	Trust Deed constituting £200 million 5.875 percent Bonds due 2027, dated March 25, 2003, between Western Power Distribution (South West) plc and J.P. Morgan Corporate Trustee Services Limited (Exhibit 4(o)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(e)-2	-	Supplement, dated May 27, 2003, to said Trust Deed, constituting £50 million 5.875 percent Bonds due 2027 (Exhibit 4(o)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(f)-1	-	Pollution Control Facilities Loan Agreement, dated as of October 1, 2008, between Pennsylvania Economic Development Financing Authority and PPL Electric Utilities Corporation (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(f)-2	-	Pollution Control Facilities Loan Agreement, dated as of March 1, 2016, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)

4(f)-3	-	Pollution Control Facilities Loan Agreement, dated as of March 1, 2016, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)

4(g)	-	Trust Deed constituting £105 million 1.541 percent Index-Linked Notes due 2053, dated December 1, 2006, between Western Power Distribution (South West) plc and HSBC Trustee (CI) Limited (Exhibit 4(i) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

4(h)	-	Trust Deed constituting £120 million 1.541 percent Index-Linked Notes due 2056, dated December 1, 2006, between Western Power Distribution (South West) plc and HSBC Trustee (CI) Limited (Exhibit 4(j) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

4(i)	-	Trust Deed constituting £225 million 4.80436 percent Notes due 2037, dated December 21, 2006, between Western Power Distribution (South Wales) plc and HSBC Trustee (CI) Limited (Exhibit 4(k) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

4(j)-1	-	Subordinated Indenture, dated as of March 1, 2007, between PPL Capital Funding, Inc., PPL Corporation and The Bank of New York, as Trustee (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

4(j)-2	-	Supplemental Indenture No. 1, dated as of March 1, 2007, to said Subordinated Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

4(j)-3	-	Supplemental Indenture No. 4, dated as of March 15, 2013, to said Subordinated Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 15, 2013)

4(k)	-	Trust Deed constituting £200 million 5.75 percent Notes due 2040, dated March 23, 2010, between Western Power Distribution (South Wales) plc and HSBC Corporate Trustee Company (UK) Limited (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2010)

4(l)	-	Trust Deed constituting £200 million 5.75 percent Notes due 2040, dated March 23, 2010, between Western Power Distribution (South West) plc and HSBC Corporate Trustee Company (UK) Limited (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2010)

4(m)-1	-	Indenture, dated as of October 1, 2010, between Kentucky Utilities Company and The Bank of New York Mellon, as Trustee (Exhibit 4(q)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(m)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture (Exhibit 4(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(m)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture (Exhibit 4(q)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(m)-4	-	Supplemental Indenture No. 3, dated as of November 1, 2013, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

4(m)-5	-	Supplemental Indenture No. 4, dated as of September 1, 2015, to said Indenture (Exhibit 4(b) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated September 28, 2015)

4(m)-6	-	Supplemental Indenture No. 5, dated as of August 1, 2016, to said Indenture (Exhibit 4(b) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated August 26, 2016)

4(m)-7	-	Supplemental Indenture No. 6, dated as of August 1, 2018, to Indenture, dated as of October 1, 2010, between Kentucky Utilities Company and The Bank of New York Mellon, as Trustee (Exhibit 4(a) to PPL Corporation 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

4(m)-8	-	Supplemental Indenture No. 7, dated as of March 1, 2019, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 1, 2019)

4(m)-9	-	Supplemental Indenture No. 8, dated as of May 15, 2020, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 3, 2020)

4(n)-1	-	Indenture, dated as of October 1, 2010, between Louisville Gas and Electric Company and The Bank of New York Mellon, as Trustee (Exhibit 4(r)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(n)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture (Exhibit 4(r)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(n)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture (Exhibit 4(r)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(n)-4	-	Supplemental Indenture No. 3, dated as of November 1, 2013, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

4(n)-5	-	Supplemental Indenture No. 4, dated as of September 1, 2015, to said Indenture (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated September 28, 2015)

4(n)-6	-	Supplemental Indenture No. 5, dated as of September 1, 2016, to said Indenture (Exhibit 4(b) to Louisville Gas and Electric Company Form 8-K (File No. 1-2893) dated September 15, 2016)

4(n)-7	-	Supplemental Indenture No. 6, dated as of May 15, 2017, to said Indenture (Exhibit 4(b) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated June 1, 2017)

4(n)-8	-	Supplemental Indenture No. 7, dated as of March 1, 2019, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 1, 2019)

4(o)-1	-	Indenture, dated as of November 1, 2010, between LG&E and KU Energy LLC and The Bank of New York Mellon, as Trustee (Exhibit 4(s)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(o)-2	-	Supplemental Indenture No. 1, dated as of November 1, 2010, to said Indenture (Exhibit 4(s)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(o)-3	-	Supplemental Indenture No. 2, dated as of September 1, 2011, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 30, 2011)

4(p)-1	-	2002 Series A Carroll County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(w)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(p)-2	-	Amendment No. 1 dated as of September 1, 2010 to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(w)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(q)-1	-	2002 Series B Carroll County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(x)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(q)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(x)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(r)-1	-	2004 Series A Carroll County Loan Agreement, dated October 1, 2004 and amended and restated as of September 1, 2008, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(z)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(r)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(z)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(s)-1	-	2006 Series B Carroll County Loan Agreement, dated October 1, 2006 and amended and restated September 1, 2008, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(aa)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(s)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(aa)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(t)-1	-	2008 Series A Carroll County Loan Agreement, dated August 1, 2008 by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(cc)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(t)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(cc)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(u)	-	2016 Series A Carroll County Loan Agreement dated as of August 1, 2016 between Kentucky Utilities Company and the County of Carroll, Kentucky (Exhibit 4(a) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated August 26, 2016)

4(v)-1	-	2000 Series A Mercer County Loan Agreement, dated May 1, 2000 and amended and restated as of September 1, 2008, by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(dd)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(v)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(dd)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(w)-1	-	2002 Series A Mercer County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(w)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(ee)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(x)-1	-	2002 Series A Muhlenberg County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Muhlenberg, Kentucky (Exhibit 4(ff)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(x)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Muhlenberg, Kentucky (Exhibit 4(ff)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(y)	-	2018 Series A Carroll County Loan Agreement, dated as of August 1, 2018, by and between Kentucky Utilities Company and County of Carroll, Kentucky (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

4(z)-1	-	2001 Series A Jefferson County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(jj)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(z)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(jj)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(aa)-1	-	2001 Series B Jefferson County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(kk)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(aa)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(kk)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(bb)-1	-	2003 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated October 1, 2003, by and between Louisville Gas and Electric Company and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(ll)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(bb)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(ll)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(cc)-1	-	2005 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated February 1, 2005 and amended and restated as of September 1, 2008, by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(mm)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(cc)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(mm)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(dd)-1	-	2007 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated as of March 1, 2007 and amended and restated as of September 1, 2008, by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(nn)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(dd)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(nn)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(ee)	-	2007 Series B Louisville/Jefferson County Metro Government Amended and Restated Loan Agreement, dated November 1, 2010, by and between Louisville Gas and Electric Company and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(oo) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(ff)-1	-	2001 Series A Trimble County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(qq)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(ff)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and the County of Trimble, Kentucky (Exhibit 4(qq)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(gg)	-	2017 Series A Trimble County Loan Agreement, dated as of June 1, 2017, by and between Louisville Gas and Electric Company and the County of Trimble, Kentucky (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated June 1, 2017)

4(hh)-1	-	2001 Series B Trimble County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(rr)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(hh)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(rr)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(ii)	-	2016 Series A Trimble County Loan Agreement dated as of September 1, 2016 between Louisville Gas and Electric Company and the County of Trimble, Kentucky (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K (File No. 1-2893) dated September 15, 2016)

4(jj)	-	Trust Deed, dated November 26, 2010, between Central Networks East plc and Central Networks West plc, the Issuers, and Deutsche Trustee Company Limited relating to Central Networks East plc and Central Network West plc £3 billion Euro Medium Term Note Programme (Exhibit 4(pp) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2015)

4(kk)-1	-	Indenture, dated April 21, 2011, between PPL WEM Holdings PLC, as Issuer, and The Bank of New York Mellon, as Trustee (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 21, 2011)

4(kk)-2	-	Supplemental Indenture No. 1, dated April 21, 2011, to said Indenture (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 21, 2011)

4(kk)-3	-	Second Supplemental Indenture, dated as of October 30, 2014, to said Indenture (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2014)

4(ll)-1	-	Trust Deed, dated April 27, 2011, by and among Western Power Distribution (East Midlands) plc and Western Power Distribution (West Midlands) plc, as Issuers, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No.1-11459) dated May 17, 2011)

4(ll)-2	-	Amended and Restated Trust Deed, dated September 10, 2013, by and among Western Power Distribution (East Midlands) plc, Western Power Distribution (West Midlands) plc, Western Power Distribution (South West) plc and Western Power Distribution (South Wales) plc as Issuers, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 18, 2013)

4(ll)-3	-	£3,000,000,000 Euro Medium Term Note Programme entered into by Western Power Distribution (East Midlands) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (South West) plc and Western Power Distribution (West Midlands) plc, dated as of September 9, 2016 (Exhibit 4(oo)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2016)

4(ll)-4	-	£3,000,000,000 Euro Medium Term Note Programme entered into by Western Power Distribution (East Midlands) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (South West) plc and Western Power Distribution (West Midlands) plc, dated as of September 15, 2017 (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2017)

4(ll)-5	-	Amended and Restated Trust Deed, relating to the £3,000,000,000 Euro Medium Term Note Programme of the Issuers, dated September 9, 2016, by and among Western Power Distribution (East Midlands) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (South West) plc and Western Power Distribution (West Midlands) plc as Issuers, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee (Exhibit 4(a)-1 to PPL Corporation 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

4(ll)-6	-	Supplement Prospectus, dated March 15, 2018 to the £3,000,000,000 Euro Medium Term Note Programme, entered into by Western Power Distribution (East Midlands) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (South West) plc and Western Power Distribution (West Midlands) plc, dated as of September 15, 2017 (Exhibit 4(a)-2 to PPL Corporation 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

4(ll)-7	-	Amended and Restated Trust Deed, dated August 14, 2018, by and among Western Power Distribution (East Midlands) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (South West) plc and Western Power Distribution (West Midlands) plc as Issuers, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee (Exhibit 4(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

*4(ll)-8	-	£4,000,000,000 Euro Medium Term Note Programme entered into by Western Power Distribution (East Midlands) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (South West) plc and Western Power Distribution (West Midlands) plc dated as of August 12, 2019

4(ll)-9	-	Amended and Restated Trust Deed, dated August 12, 2019, by and among Western Power Distribution (East Midlands) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (South West) plc and Western Power Distribution (West Midlands) plc as Issuers, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee (Exhibit 4(mm)-8 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2019)

4(ll)-10	-	£4,000,000,000 Euro Medium Term Note Programme entered into by Western Power Distribution (East Midlands) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (South West) plc and Western Power Distribution (West Midlands) plc dated as of August 21, 2020 (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 8, 2020)

4(ll)-11	-	Amended and Restated Trust Deed, dated August 21, 2020, by and among Western Power Distribution (East Midlands) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (South West) plc and Western Power Distribution (West Midlands) plc as Issuers, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 8, 2020)

4(mm)	-	Trust Deed constituting £500 million 3.625% Senior Unsecured Notes due 2023, dated November 6, 2015, by and among Western Power Distribution plc as Issuer, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 6, 2015)

4(nn)	-	Subscription Agreement, dated November 14, 2017, by and among Western Power Distribution(South West) plc as Issuer, HSBC Bank plc, Mizuho International plc, The Royal Bank of Scotland plc (trading as NatWest Markets), Banco Santander, S.A., Barclays Bank PLC, Lloyds Bank plc, Merrill Lynch International, MUFG Securities EMEA plc and RBC Europe Limited. (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 14, 2017).

4(oo)	-	Trust Deed, dated October 16, 2018, between Western Power Distribution plc as Issuer, and HSBC Corporate Trustee Company (UK) Limited as Trustee (Exhibit 4(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

4(pp)	-	Subscription Agreement, dated October 5, 2020, by and among Western Power Distribution (South Wales) plc as Issuer, Barclays Bank plc, Lloyds Bank Corporate Markets plc, MUFG Securities EMEA plc, Natwest Markets plc as Joint Lead Managers (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 8, 2020)

*4(qq)	-	Description of PPL Corporation's common stock, par value $0.01 per share

4(rr)	-	Description of PPL Capital Funding, Inc.'s Junior Subordinated Notes 2007 Series A due 2067, as guaranteed by PPL Corporation (Exhibit 4(rr) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2019)

4(ss)	-	Description of PPL Capital Funding, Inc.'s Junior Subordinated Notes 2013 Series B due 2073, as guaranteed by PPL Corporation (Exhibit 4(ss) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2019)

4(tt)	-	Description of PPL Electric Utilities Corporation's common stock, no par value per share (Exhibit 4(tt) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2019)

10(a)-1	-	$150 million Revolving Credit Agreement, dated as of March 26, 2014, among PPL Capital Funding, Inc., as Borrower, PPL Corporation, as Guarantor and The Bank of Nova Scotia, as Administrative Agent, Issuing Lender and Lender (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 1, 2014)

10(a)-2	-	First Amendment to said Revolving Credit Agreement, dated as of March 17, 2015 (Exhibit 10(c)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2015)

10(a)-3	-	Second Amendment to said Revolving Credit Agreement, dated as of March 17, 2016 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2016)

10(a)-4	-	Third Amendment to said Revolving Credit Agreement, dated as of March 17, 2017 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2017)

10(a)-5	-	Fourth Amendment to said Revolving Credit Agreement, dated as of March 16, 2018 (Exhibit 10(b)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

10(a)-6	-	Fifth Amendment to said Revolving Credit Agreement, dated as of March 8, 2019 (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 11459) dated March 8, 2019)

10(a)-7	-	Sixth Amendment to said Revolving Credit Agreement, dated as of March 12, 2020 (Exhibit 10(e) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2020)

10(b)	-	Employee Matters Agreement, among PPL Corporation, Talen Energy Corporation, C/R Energy Jade, LLC, Sapphire Power Holdings LLC. and Raven Power Holdings LLC, dated as of June 9, 2014 (Exhibit 10.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

10(c)-1	-	$300 million Amended and Restated Revolving Credit Agreement, dated as of July 28, 2014, among PPL Electric Utilities Corporation, as the Borrower, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10(e) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2014)

10(c)-2	-
Notice of Automatic Extension, dated as of September 29, 2014, to said Amended and Restated Credit Agreement (Exhibit 10(b) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2014)

10(c)-3	-	Amendment No. 1 to said Credit Agreement, dated as of January 29, 2016 (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 3, 2016)

10(c)-4	-	Commitment Extension and Increase Agreement and Amendment No. 2 to said Credit Agreement, dated as of December 1, 2016 (Exhibit 10(e)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2016)

10(c)-5	-	Commitment Extension Agreement and Amendment No. 3 to said Credit Agreement, dated as of January 26, 2018 (Exhibit 10(e)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2017)

10(c)-6	-	Amendment No. 4 to said Credit Agreement, dated as of March 8, 2019 (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 8, 2019)

10(d)-1	-	$300 million Revolving Credit Agreement, dated as of July 28, 2014, among PPL Capital Funding, Inc., as the Borrower, PPL Corporation, as the Guarantor, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

10(d)-2	-	Amendment No. 1 to said Credit Agreement, dated as of January 29, 2016 (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 3, 2016)

10(d)-3	-	Commitment Extension and Increase Agreement and Amendment No. 2 to said Credit Agreement, dated as of December 1, 2016 (Exhibit 10(f)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2016)

10(d)-4	-	Commitment Extension Agreement and Amendment No. 3 to said Credit Agreement, dated as of January 26, 2018 (Exhibit 10(f)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2017)

10(d)-5	-	Amendment No. 4 to said Credit Agreement, dated as of March 8, 2019 (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 8, 2019

10(e)-1	-	$400 million Amended and Restated Revolving Credit Agreement, dated as of July 28, 2014, among Kentucky Utilities Company, as the Borrower, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

10(e)-2	-	Amendment No. 1 to said Credit Agreement, dated as of January 29, 2016 (Exhibit 10.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 3, 2016)

10(e)-3	-	Commitment Extension Agreement and Amendment No. 2 to said Credit Agreement, dated as of January 4, 2017 (Exhibit 10(g)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2016)

10(e)-4	-	Commitment Extension Agreement and Amendment No. 3 to said Credit Agreement, dated as of January 26, 2018 (Exhibit 10(g)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2017)

10(e)-5	-	Amendment No. 4 to said Credit Agreement, dated as of March 8, 2019 (Exhibit 10.5 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 8, 2019)

10(f)-1	-	$500 million Amended and Restated Revolving Credit Agreement, dated as of July 28, 2014, among Louisville Gas and Electric Company, as the Borrower, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10(g) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

10(f)-2	-	Amendment No. 1 to said Credit Agreement, dated as of January 29, 2016 (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 3, 2016)

10(f)-3	-	Commitment Extension Agreement and Amendment No. 2 to said Credit Agreement, dated as of January 4, 2017 (Exhibit 10(h)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2016)

10(f)-4	-	Commitment Extension Agreement and Amendment No. 3 to said Credit Agreement, dated as of January 26, 2018 (Exhibit 10(h)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2017)

10(f)-5	-	Amendment No. 4 to said Credit Agreement, dated as of March 8, 2019 (Exhibit 10.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 8, 2019)

10(g)	-	£210 million Multicurrency Revolving Credit Facility Agreement, dated January 13 2016, among Western Power Distribution plc and HSBC Bank PLC and Mizuho Bank, Ltd. as Joint Coordinators and Bookrunners, Mizuho Bank, Ltd. as Facility Agent and the other banks party thereto as Mandated Lead Arrangers (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 19, 2016)

10(h)	-	£5,000,000 Letter of Credit Facility entered into between Western Power Distribution (South West) plc and Svenska Handelsbanken AB dated as of February 20, 2018 (Exhibit 10(e) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

10(i)	-	£75,000,000 Facility Letter entered into between Western Power Distribution (South West) plc and Svenska Handelsbanken AB dated as of February 28, 2018 (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

10(j)	-	Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and JPMorgan Chase Bank, National Association, London Branch (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(k)	-	Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and Barclays Bank PLC (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(l)	-	Additional Confirmation of Forward Sale Transaction, dated May 10, 2018, between the Company and JPMorgan Chase Bank, National Association, London Branch (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(m)	-	Additional Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and Barclays Bank PLC (Exhibit 10.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(n)	-	£50,000,000 Facility Agreement dated as of June 7, 2019, among Western Power Distribution plc, as the Borrower, National Westminster Bank plc as Original Lender, and National Westminster Bank plc as Agent (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2019)

10(o)	-	$100,000,000 Term Loan Credit Agreement, dated as of April 1, 2020, among PPL Capital Funding, Inc., as Borrower, PPL Corporation, as Guarantor, and Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent and Lender (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2020)

10(p)	-	$100,000,000 Term Loan Credit Agreement, dated as of April 1, 2020, among PPL Capital Funding, Inc., as Borrower, PPL Corporation, as Guarantor, and U.S. Bank National Association, as Administrative Agent and Lender (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2020)

10(q)	-	$200,000,000 Credit Agreement, dated as of March 27, 2020, among PPL Capital Funding, Inc., as Borrower, PPL Corporation, as Guarantor, and The Bank of Nova Scotia, as Administrative Agent and Lender (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2020)

10(r)	-	$50,000,000 Revolving Credit Agreement, dated as of March 12, 2020, among PPL Capital Funding, Inc., as Borrower, PPL Corporation, as Guarantor, and The Bank of Nova Scotia, as Administrative Agent and Lender (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2020)

10(s)	-	£845 million Multicurrency Revolving Facilities Agreement, dated May 13, 2020, among Western Power Distribution (East Midlands) plc, Western Power Distribution (West Midlands) plc, Western Power Distribution (South West) plc, and Western Power Distribution (South Wales) plc as the Borrowers, Mizuho Bank, Ltd and National Westminster Bank plc as Joint Coordinators, HSBC UK Bank plc, Lloyds Bank plc, Mizuho Bank Ltd, National Westminster Bank plc, Royal Bank of Canada plc and Santander UK plc as Bookrunners and Mandated Lead Arrangers, MUFG Bank, Ltd as Mandated Lead Arranger, and Lloyds Bank plc as Facility Agent (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2020)

*10(t)	-	Amendment and Restatement Agreement, dated September 30, 2020, related to £100,000,000 Term Loan Agreement, dated May 24, 2016, between Western Power Distribution (East Midlands) plc and MUFG Bank, Ltd (formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd)

[_]10(u)-1	-	Amended and Restated Directors Deferred Compensation Plan, dated June 12, 2000 (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2000)

[_]10(u)-2	-	Amendment No. 1 to said Directors Deferred Compensation Plan, dated December 18, 2002 (Exhibit 10(m)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(u)-3	-	Amendment No. 2 to said Directors Deferred Compensation Plan, dated December 4, 2003 (Exhibit 10(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(u)-4	-	Amendment No. 3 to said Directors Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(u)-5	-	Amendment No. 4 to said Directors Deferred Compensation Plan, dated as of May 1, 2008 (Exhibit 10(x)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(u)-6	-	Amendment No. 5 to said Directors Deferred Compensation Plan, dated May 28, 2010 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2010)

[_]10(u)-7	-	Amendment No. 6 to said Directors Deferred Compensation Plan, dated as of April 15, 2015 (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2015)

[_]10(v)-1	-	PPL Corporation Directors Deferred Compensation Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(v)-2	-	PPL Officers Deferred Compensation Plan, PPL Supplemental Executive Retirement Plan and PPL Supplemental Compensation Pension Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(v)-3	-	PPL Revocable Employee Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(v)-4	-	PPL Employee Change in Control Agreements Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(v)-5	-	PPL Revocable Director Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(e) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(w)-1	-	Amended and Restated Officers Deferred Compensation Plan, dated December 8, 2003 (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(w)-2	-	Amendment No. 1 to said Officers Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(w)-3	-	Amendment No. 2 to said Officers Deferred Compensation Plan, dated as of January 22, 2007 (Exhibit 10(bb)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(w)-4	-	Amendment No. 3 to said Officers Deferred Compensation Plan, dated as of June 1, 2008 (Exhibit 10(z)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(w)-5	-	Amendment No. 4 to said Officers Deferred Compensation Plan, dated as of February 15, 2012 (Exhibit 10(ff)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(w)-6	-	Amendment No. 5 to said Executive Deferred Compensation Plan, dated as of May 8, 2014 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

[_]10(w)-7	-	Amendment No. 6 to said Executive Deferred Compensation Plan, dated as of December 16, 2015 (Exhibit [_]10(q)-7 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2015)

[_]10(w)-8	-	Amendment No. 7 to said Executive Deferred Compensation Plan, dated as of January 1, 2019 (Exhibit [_]10(x)-8 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

[_]10(x)-1	-	Amended and Restated Supplemental Executive Retirement Plan, dated December 8, 2003 (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(x)-2	-	Amendment No. 1 to said Supplemental Executive Retirement Plan, dated December 16, 2004 (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 17, 2004)

[_]10(x)-3	-	Amendment No. 2 to said Supplemental Executive Retirement Plan, dated as of January 1, 2005 (Exhibit 10(ff)-3 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(x)-4	-	Amendment No. 3 to said Supplemental Executive Retirement Plan, dated as of January 22, 2007 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(x)-5	-	Amendment No. 4 to said Supplemental Executive Retirement Plan, dated as of December 9, 2008 (Exhibit 10(aa)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(x)-6	-	Amendment No. 5 to said Supplemental Executive Retirement Plan, dated as of February 15, 2012 (Exhibit 10(gg)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(x)-7	-	Amendment No. 6 to the Amended and Restated Supplemental Executive Retirement Plan, dated March 23, 2018 (Exhibit 10(g) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

[_]10(y)-1	-	Amended and Restated Incentive Compensation Plan, effective January 1, 2003 (Exhibit 10(p) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(y)-2	-	Amendment No. 1 to said Incentive Compensation Plan, dated as of January 1, 2005 (Exhibit 10(gg)-2 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(y)-3	-	Amendment No. 2 to said Incentive Compensation Plan, dated as of January 26, 2007 (Exhibit 10(dd)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(y)-4	-	Amendment No. 3 to said Incentive Compensation Plan, dated as of March 21, 2007 (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(y)-5	-	Amendment No. 4 to said Incentive Compensation Plan, effective December 1, 2007 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2008)

[_]10(y)-6	-	Amendment No. 5 to said Incentive Compensation Plan, dated as of December 16, 2008 (Exhibit 10(bb)-6 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2008)

[_]10(y)-7	-	Form of Stock Option Agreement for stock option awards under the Incentive Compensation Plan (Exhibit 10(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(y)-8	-	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Incentive Compensation Plan (Exhibit 10(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(y)-9	-	Form of Performance Unit Agreement for performance unit awards under the Incentive Compensation Plan (Exhibit 10(ss) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2007)

[_]10(z)	-	Amended and Restated Incentive Compensation Plan for Key Employees, effective October 25, 2018 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

[_]10(aa)	-	Short-term Incentive Plan (Annex B to Proxy Statement of PPL Corporation, dated April 12, 2016)

[_]10(bb)	-	Employment letter, dated May 31, 2006, between PPL Services Corporation and William H. Spence (Exhibit 10(pp) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(cc)	-	Form of Retention Agreement entered into between PPL Corporation and Gregory N. Dudkin (Exhibit 10(h) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(dd)-1	-	Form of Severance Agreement entered into between PPL Corporation and William H. Spence (Exhibit 10(i) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(dd)-2	-	Amendment to said Severance Agreement (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2009)

[_]10(ee)	-	Form of Change in Control Severance Protection Agreement entered into between PPL Corporation and Joseph P. Bergstein, Jr., Gregory N. Dudkin, Joanne H. Raphael, Vincent Sorgi, Philip Swift, and Paul W. Thompson (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2012)

[_]10(ff)-1	-	PPL Corporation Amended and Restated 2012 Stock Incentive Plan, effective October 25, 2018 (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

[_]10(ff)-2	-	Form of Performance Unit Agreement for performance unit awards under the Stock Incentive Plan (Exhibit 10(tt)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(ff)-3	-	Form of Performance Contingent Restricted Stock Unit Agreement for restricted stock unit awards under the Stock Incentive Plan (Exhibit 10(tt)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(ff)-4	-	Form of Nonqualified Stock Option Agreement for stock option awards under the Stock Incentive Plan (Exhibit 10(tt)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(ff)-5	-	Form of Total Shareholder Return Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan (Exhibit 10(dd)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2017)

[_]10(ff)-6	-	Form of Return on Equity Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan (Exhibit 10(dd)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2017)

[_]10(gg)	-	PPL Corporation Executive Severance Plan, effective as of July 26, 2012 (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2012)

[_]10(hh)	-	Form of Western Power Distribution Phantom Stock Option Award Agreement for stock option awards under the Western Power Distribution Long-Term Incentive Plan (Exhibit [_]10(bbb)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2014)

[_]10(ii)	-	Form of Grant Letter dated May 29, 2015 (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 1, 2015)

[_]10(jj)-1	-	Amended and Restated Personal Contract dated August 13, 2013, between Western Power Distribution (South West) plc and Philip Swift (Exhibit [_]10(kk)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

[_]10(jj)-2	-	Ill-Health Retirement Arrangement letter agreement dated March 2, 2016, between Western Power Distribution (South West) plc and Philip Swift (Exhibit [_]10(kk)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

[_]10(jj)-3	-	Pension Arrangement letter agreement dated March 2, 2016, between Western Power Distribution (South West) plc and Philip Swift (Exhibit [_]10(kk)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

*21	-	Subsidiaries of PPL Corporation

*23(a)	-	Consent of Deloitte & Touche LLP - PPL Corporation

*23(b)	-	Consent of Deloitte & Touche LLP - PPL Electric Utilities Corporation

*23(c)	-	Consent of Deloitte & Touche LLP - Louisville Gas and Electric Company

*23(d)	-	Consent of Deloitte & Touche LLP - Kentucky Utilities Company

*24	-	Power of Attorney

*31(a)	-	Certificate of PPL's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(b)	-	Certificate of PPL's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(c)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(d)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(e)	-	Certificate of LKE's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(f)	-	Certificate of LKE's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(g)	-	Certificate of LG&E's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(h)	-	Certificate of LG&E's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(i)	-	Certificate of KU's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(j)	-	Certificate of KU's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32(a)	-	Certificate of PPL's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(b)	-	Certificate of PPL Electric's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(c)	-	Certificate of LKE's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(d)	-	Certificate of LG&E's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(e)	-	Certificate of KU's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99(a)	-	PPL Corporation and Subsidiaries Long-term Debt Schedule

101.INS	-	XBRL Instance Document for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	-	XBRL Taxonomy Extension Schema for PPL Corporation, PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase for PPL Corporation, PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase for PPL Corporation, PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.LAB	-	XBRL Taxonomy Extension Label Linkbase for PPL Corporation, PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase for PPL Corporation, PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

104		The Cover Page Interactive Data File is formatted as Inline XBRL and contained in Exhibits 101.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Corporation
(Registrant)

By /s/ Vincent Sorgi
Vincent Sorgi -
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Vincent Sorgi
Vincent Sorgi -
President and Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Joseph P. Bergstein, Jr.
Joseph P. Bergstein, Jr. -
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Marlene C. Beers
Marlene C. Beers -
Vice President and Controller
(Principal Accounting Officer)

Directors:

Arthur P. Beattie	William H. Spence
John W. Conway	Natica von Althann
Steven G. Elliott	Keith H. Williamson
Venkata Rajamannar Madabhushi	Phoebe A. Wood
Craig A. Rogerson	Armando Zagalo de Lima

/s/ Vincent Sorgi
Vincent Sorgi, Attorney-in-fact	February 18, 2021

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

/s/ Gregory N. Dudkin
Gregory N. Dudkin -
President
(Principal Executive Officer)

/s/ Stephen K. Breininger
Stephen K. Breininger -
Vice President-Finance and Regulatory Affairs and Controller (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Joseph P. Bergstein, Jr.	/s/ Joanne H. Raphael
Joseph P. Bergstein, Jr.	Joanne H. Raphael
/s/ Gregory N. Dudkin	/s/ Vincent Sorgi
Gregory N. Dudkin	Vincent Sorgi

Date: February 18, 2021

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

/s/ Paul W. Thompson
Paul W. Thompson -
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Lonnie E. Bellar	/s/ Paul W. Thompson
Lonnie E. Bellar	Paul W. Thompson
/s/ Kent W. Blake	/s/ Joseph P. Bergstein, Jr.
Kent W. Blake	Joseph P. Bergstein, Jr.
/s/ Vincent Sorgi
Vincent Sorgi

Date: February 18, 2021

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

/s/ Paul W. Thompson
Paul W. Thompson -
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Lonnie E. Bellar	/s/ Paul W. Thompson
Lonnie E. Bellar	Paul W. Thompson
/s/ Kent W. Blake	/s/ Joseph P. Bergstein, Jr.
Kent W. Blake	Joseph P. Bergstein, Jr.

Date: February 18, 2021

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

/s/ Paul W. Thompson
Paul W. Thompson -
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Lonnie E. Bellar	/s/ Paul W. Thompson
Lonnie E. Bellar	Paul W. Thompson
/s/ Kent W. Blake	/s/ Joseph P. Bergstein, Jr.
Kent W. Blake	Joseph P. Bergstein, Jr.

Date: February 18, 2021