Form 10-Q
period 2021-03-31
PPL Corp; LOUISVILLE GAS & ELECTRIC CO /KY/; LG&E & KU Energy LLC; KENTUCKY UTILITIES CO; PPL ELECTRIC UTILITIES CORP
filed 2021-05-06
CIK 922224, 60549, 1518339, 55387, 317187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2021
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

PPL Corporation    Common stock, $0.01 par value, 769,427,879 shares outstanding at April 30, 2021.
PPL Electric Utilities Corporation    Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at April 30, 2021.
LG&E and KU Energy LLC    PPL Corporation holds all of the membership interests in LG&E and KU Energy LLC.
Louisville Gas and Electric Company    Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at April 30, 2021.
Kentucky Utilities Company    Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at April 30, 2021.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, other information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

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

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding, PPL Capital Funding, LKE and other subsidiaries.

PPL Capital Funding - PPL Capital Funding, Inc., a financing subsidiary of PPL that provides financing for the operations of PPL and certain subsidiaries. Debt issued by PPL Capital Funding is fully and unconditionally guaranteed as to payment by PPL.

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

PPL Energy Holdings - PPL Energy Holdings, LLC, a subsidiary of PPL and the parent holding company of PPL Energy Funding, LKE and other subsidiaries.

PPL EU Services - PPL EU Services Corporation, a subsidiary of PPL that provides administrative, management and support services primarily to PPL Electric.

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Funding that, primarily through its subsidiaries, owns and operates WPD, PPL's regulated electricity distribution businesses in the U.K.

PPL Rhode Island Holdings - PPL Rhode Island Holdings, LLC, a subsidiary of PPL Energy Holdings to which certain interests of PPL Energy Holdings in the Narragansett SPA were assigned.

PPL Services - PPL Services Corporation, a subsidiary of PPL that provides administrative, management and support services to PPL and its subsidiaries.

PPL WPD Investments Limited – a subsidiary of PPL WPD Limited and parent to WPD plc.

PPL WPD Limited - a U.K. subsidiary of PPL Global. Following reorganizations in October 2015 and October 2017, PPL WPD Limited is an indirect parent to WPD plc having previously been a sister company.

Safari Energy - Safari Energy, LLC, an indirect subsidiary of PPL, acquired in June 2018, that provides solar energy solutions for commercial customers in the U.S.

U.K. utility business – Includes PPL WPD Investments Limited and its subsidiaries, including, notably, WPD plc and the four DNOs, which substantially represents PPL's U.K. Regulated segment. On March 17, 2021, PPL WPD Limited entered into an agreement to sell PPL's U.K. utility business.

WPD - refers to PPL WPD Limited and its subsidiaries.

i

WPD (East Midlands) - Western Power Distribution (East Midlands) plc, a British regional electricity distribution utility company.

WPD plc - Western Power Distribution plc, a U.K. indirect subsidiary of PPL WPD Limited. Its principal indirectly owned subsidiaries are WPD (East Midlands), WPD (South Wales), WPD (South West) and WPD (West Midlands).

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

Other terms and abbreviations

£ - British pound sterling.

2020 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2020.

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

COVID-19 - the disease caused by the novel coronavirus identified in 2019 that has caused a global pandemic.

CPCN - Certificate of Public Convenience and Necessity. Authority granted by the KPSC pursuant to Kentucky Revised Statute 278.020 to provide utility service to or for the public or the construction of certain plant, equipment, property or facility for furnishing of utility service to the public. A CPCN is required for any capital addition, subject to KPSC jurisdiction, in excess of $100 million.

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

DRIP - PPL Amended and Restated Direct Stock Purchase and Dividend Reinvestment Plan.

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

Talen Energy Marketing - Talen Energy Marketing, LLC, the successor name of PPL EnergyPlus after the spinoff of PPL Energy Supply that marketed and traded wholesale and retail electricity and gas, and supplied energy and energy services in competitive markets, after the June 1, 2015 spinoff of PPL Energy Supply.

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
v

Forward-looking Information

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in each Registrant's 2020 Form 10-K and in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially and adversely from the forward-looking statements:

•strategic acquisitions, dispositions, or similar transactions, including the expected sale of our U.K. utility business and the expected acquisition of The Narragansett Electric Company, and our ability to consummate these business transactions or realize expected benefits from them;
•the COVID-19 pandemic and its continuing impact on economic conditions and financial markets;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended March 31,
	2021	2020
Operating Revenues	$1,498	$1,440

Operating Expenses
Operation
Fuel	177	163
Energy purchases	220	201
Other operation and maintenance	367	355
Depreciation	267	250
Taxes, other than income	52	47
Total Operating Expenses	1,083	1,016

Operating Income	415	424

Other Income (Expense) - net	—	(5)

Interest Expense	153	154

Income from Continuing Operations Before Income Taxes	262	265

Income Taxes	59	61

Income from Continuing Operations After Income Taxes	203	204

Income (Loss) from Discontinued Operations (net of income taxes) (Note 9)	(2,043)	350

Net Income (Loss)	$(1,840)	$554

Earnings Per Share of Common Stock:
Basic and Diluted
Income (Loss) from Continuing Operations After Income Taxes	$0.26	$0.27
Income (Loss) from Discontinued Operations (net of income taxes)	(2.65)	0.45
Net Income (Loss) Available to PPL Common Shareowners	$(2.39)	$0.72

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	769,159	767,948
Diluted	770,710	768,738
 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(1,840)	$554

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of ($80), $0	303	(61)
Qualifying derivatives, net of tax of $16, ($2)	(30)	8
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of ($14), $0	25	(3)
Defined benefit plans:
Prior service costs, net of tax of $0, $0	—	1
Net actuarial (gain) loss, net of tax of ($22), ($12)	40	47
Total other comprehensive income (loss)	338	(8)

Comprehensive income (loss)	$(1,502)	$546

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(1,840)	$554
Loss (income) from discontinued operations (net of income taxes)	2,043	(350)
Income from continuing operations (net of income taxes)	203	204
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	267	250
Amortization	11	9
Defined benefit plans - (income) expense	4	9
Deferred income taxes and investment tax credits	50	75
Unrealized (gains) losses on derivatives, and other hedging activities	—	(4)
Stock-based compensation expense	6	6
Other	(5)	1
Change in current assets and current liabilities
Accounts receivable	(60)	—
Accounts payable	(42)	(42)
Unbilled revenues	76	62
Fuel, materials and supplies	41	12
Prepayments	(76)	(75)
Regulatory assets and liabilities, net	29	(25)
Accrued interest	69	66
Other current liabilities	(103)	(132)
Other	2	22
Other operating activities
Defined benefit plans - funding	(33)	(54)
Other assets	(74)	42
Other liabilities	31	(13)
Net cash provided by operating activities - continuing operations	396	413
Net cash provided by operating activities - discontinued operations	267	279
Net cash provided by operating activities	663	692
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(471)	(616)
Other investing activities	(1)	(3)
Net cash used in investing activities - continuing operations	(472)	(619)
Net cash used in investing activities - discontinued operations	(263)	(214)
Net cash used in investing activities	(735)	(833)
Cash Flows from Financing Activities
Proceeds from project financing	5	—
Issuance of common stock	1	20
Payment of common stock dividends	(320)	(317)
Issuance of term loan	—	200
Retirement of term loan	(300)	—
Retirement of commercial paper	(73)	—
Net increase (decrease) in short-term debt	752	388
Other financing activities	(10)	(8)
Net cash provided by financing activities - continuing operations	55	283
Net cash used in financing activities - discontinued operations	(126)	(43)
Net cash provided by (used in) financing activities	(71)	240
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash included in Discontinued Operations	8	1
Net (Increase) Decrease in Cash, Cash Equivalents and Restricted Cash included in Discontinued Operations	114	(23)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(21)	77
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	443	660
Cash, Cash Equivalents and Restricted Cash at End of Period	$422	$737

Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$229	$237

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2021	December 31, 2020
Assets

Current Assets
Cash and cash equivalents	$421	$442
Accounts receivable (less reserve: 2021, $72; 2020, $71)
Customer	634	603
Other	77	86
Unbilled revenues (less reserve: 2021, $3; 2020, $4)	225	301
Fuel, materials and supplies	260	302
Prepayments	132	53
Regulatory assets	121	99
Other current assets	32	31
Current assets held for sale (Note 9)	18,425	18,983
Total Current Assets	20,327	20,900

Property, Plant and Equipment
Regulated utility plant	29,354	29,040
Less: accumulated depreciation - regulated utility plant	6,156	6,008
Regulated utility plant, net	23,198	23,032
Non-regulated property, plant and equipment	245	237
Less: accumulated depreciation - non-regulated property, plant and equipment	38	37
Non-regulated property, plant and equipment, net	207	200
Construction work in progress	1,292	1,268
Property, Plant and Equipment, net	24,697	24,500

Other Noncurrent Assets
Regulatory assets	1,233	1,262
Goodwill	716	716
Other intangibles	348	351
Pension benefit asset	67	24
Other noncurrent assets	393	363
Total Other Noncurrent Assets	2,757	2,716

Total Assets	$47,781	$48,116

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2021	December 31, 2020
Liabilities and Equity

Current Liabilities
Short-term debt	$1,547	$1,168
Long-term debt due within one year	976	1,074
Accounts payable	660	745
Taxes	45	69
Interest	182	113
Dividends	320	319
Regulatory liabilities	130	79
Other current liabilities	387	465
Current liabilities held for sale (Note 9)	11,376	11,023
Total Current Liabilities	15,623	15,055

Long-term Debt	13,715	13,615

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,370	2,536
Investment tax credits	121	122
Accrued pension obligations	183	189
Asset retirement obligations	130	132
Regulatory liabilities	2,526	2,530
Other deferred credits and noncurrent liabilities	559	564
Total Deferred Credits and Other Noncurrent Liabilities	6,889	6,073

Commitments and Contingent Liabilities (Notes 7 and 11)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,273	12,270
Earnings reinvested	3,155	5,315
Accumulated other comprehensive loss	(3,882)	(4,220)
Total Equity	11,554	13,373

Total Liabilities and Equity	$47,781	$48,116

(a)1,560,000 shares authorized; 769,427 and 768,907 shares issued and outstanding at March 31, 2021 and December 31, 2020.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2020	768,907	$8	$12,270	$5,315	$(4,220)	$13,373
Common stock issued	520		16			16
Stock-based compensation			(13)			(13)
Net income (loss)				(1,840)		(1,840)
Dividends and dividend equivalents (b)				(320)		(320)
Other comprehensive income (loss)					338	338
March 31, 2021	769,427	$8	$12,273	$3,155	$(3,882)	$11,554

December 31, 2019	767,233	$8	$12,214	$5,127	$(4,358)	$12,991
Common stock issued	1,033		34			34
Stock-based compensation			(9)			(9)
Net income (loss)				554		554
Dividends and dividend equivalents (b)				(319)		(319)
Other comprehensive income (loss)					(8)	(8)
Adoption of financial instrument credit losses guidance cumulative effect adjustment				(2)		(2)
March 31, 2020	768,266	$8	$12,239	$5,360	$(4,366)	$13,241

(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock were $0.415 for the three months ended March 31, 2021 and March 31, 2020.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2021	2020
Operating Revenues	$605	$608

Operating Expenses
Operation
Energy purchases	149	144
Other operation and maintenance	128	137
Depreciation	108	98
Taxes, other than income	32	30
Total Operating Expenses	417	409

Operating Income	188	199

Other Income (Expense) - net	5	3

Interest Income from Affiliate	—	1

Interest Expense	43	44

Income Before Income Taxes	150	159

Income Taxes	37	41

Net Income (a)	$113	$118

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$113	$118
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	108	98
Amortization	6	5
Defined benefit plans - expense (income)	(3)	(1)
Deferred income taxes and investment tax credits	13	32
Other	(4)	9
Change in current assets and current liabilities
Accounts receivable	(37)	(26)
Accounts payable	(9)	(20)
Unbilled revenues	37	34
Prepayments	(78)	(76)
Regulatory assets and liabilities, net	39	(11)
Other	(14)	(21)
Other operating activities
Defined benefit plans - funding	(21)	(21)
Other assets	(27)	4
Other liabilities	(2)	8
Net cash provided by operating activities	121	132

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(223)	(280)
Expenditures for intangible assets	(1)	(1)
Other investing activities	2	—
Net cash used in investing activities	(222)	(281)

Cash Flows from Financing Activities
Payment of common stock dividends to parent	(115)	(165)
Net increase in short-term debt	205	85
Net cash provided by (used in) financing activities	90	(80)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(11)	(229)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	40	264
Cash, Cash Equivalents and Restricted Cash at End of Period	$29	$35

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$143	$158

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2021	December 31, 2020
Assets

Current Assets
Cash and cash equivalents	$29	$40
Accounts receivable (less reserve: 2021, $41; 2020, $41)
Customer	346	311
Other	19	17
Accounts receivable from affiliates	10	10
Unbilled revenues (less reserve: 2021, $1; 2020, $2)	84	121
Materials and supplies	59	59
Prepayments	87	9
Regulatory assets	47	40
Other current assets	15	13
Total Current Assets	696	620

Property, Plant and Equipment
Regulated utility plant	13,680	13,514
Less: accumulated depreciation - regulated utility plant	3,348	3,297
Regulated utility plant, net	10,332	10,217
Construction work in progress	588	592
Property, Plant and Equipment, net	10,920	10,809

Other Noncurrent Assets
Regulatory assets	525	541
Intangibles	268	268
Pension benefit asset	42	12
Other noncurrent assets	103	74
Total Other Noncurrent Assets	938	895

Total Assets	$12,554	$12,324

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2021	December 31, 2020
Liabilities and Equity

Current Liabilities
Short-term debt	$205	$—
Long-term debt due within one year	400	400
Accounts payable	375	428
Accounts payable to affiliates	71	39
Taxes	10	17
Interest	45	39
Regulatory liabilities	114	68
Other current liabilities	94	105
Total Current Liabilities	1,314	1,096

Long-term Debt	3,837	3,836

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,579	1,559
Accrued pension obligations	8	8
Regulatory liabilities	573	578
Other deferred credits and noncurrent liabilities	121	123
Total Deferred Credits and Other Noncurrent Liabilities	2,281	2,268

Commitments and Contingent Liabilities (Notes 7 and 11)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	3,753	3,753
Earnings reinvested	1,005	1,007
Total Equity	5,122	5,124

Total Liabilities and Equity	$12,554	$12,324

(a)170,000 shares authorized; 66,368 shares issued and outstanding at March 31, 2021 and December 31, 2020.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2020	66,368	$364	$3,753	$1,007	$5,124
Net income				113	113
Dividends declared on common stock				(115)	(115)
March 31, 2021	66,368	$364	$3,753	$1,005	$5,122

December 31, 2019	66,368	$364	$3,558	$910	$4,832
Net income				118	118
Dividends declared on common stock				(165)	(165)
March 31, 2020	66,368	$364	$3,558	$863	$4,785

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2021	2020
Operating Revenues	$885	$825

Operating Expenses
Operation
Fuel	177	163
Energy purchases	71	57
Other operation and maintenance	220	204
Depreciation	156	149
Taxes, other than income	21	18
Total Operating Expenses	645	591

Operating Income	240	234

Interest Expense	51	58

Interest Expense with Affiliate	13	7

Income Before Income Taxes	176	169

Income Taxes	30	34

Net Income (a)	$146	$135

(a)Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$146	$135
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	156	149
Amortization	4	4
Defined benefit plans - expense	5	5
Deferred income taxes and investment tax credits	20	31
Change in current assets and current liabilities
Accounts receivable	3	20
Accounts payable	(4)	(18)
Accounts payable to affiliates	9	1
Unbilled revenues	39	27
Fuel, materials and supplies	42	24
Regulatory assets and liabilities, net	(10)	(14)
Taxes payable	(18)	(27)
Accrued interest	45	51
Other	(51)	(37)
Other operating activities
Defined benefit plans - funding	(2)	(23)
Expenditures for asset retirement obligations	(15)	(15)
Other assets	1	1
Other liabilities	6	6
Net cash provided by operating activities	376	320
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(238)	(255)
Net cash used in investing activities	(238)	(255)
Cash Flows from Financing Activities
Net increase in notes payable with affiliate	(24)	92
Net increase (decrease) in short-term debt	8	(85)
Retirement of commercial paper	(73)	—
Distributions to member	(62)	(52)
Net cash used in financing activities	(151)	(45)
Net Increase (Decrease) in Cash and Cash Equivalents	(13)	20
Cash and Cash Equivalents at Beginning of Period	29	27
Cash and Cash Equivalents at End of Period	$16	$47

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$86	$78
 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	March 31, 2021	December 31, 2020
Assets

Current Assets
Cash and cash equivalents	$16	$29
Accounts receivable (less reserve: 2021, $30; 2020, $30)
Customer	282	283
Other	52	69
Unbilled revenues (less reserve: 2021, $2; 2020, $2)	137	176
Fuel, materials and supplies	200	242
Prepayments	27	30
Regulatory assets	74	59
Other current assets	1	4
Total Current Assets	789	892

Property, Plant and Equipment
Regulated utility plant	15,706	15,557
Less: accumulated depreciation - regulated utility plant	2,816	2,717
Regulated utility plant, net	12,890	12,840
Construction work in progress	669	640
Property, Plant and Equipment, net	13,559	13,480

Other Noncurrent Assets
Regulatory assets	708	721
Goodwill	996	996
Other intangibles	59	61
Other noncurrent assets	127	127
Total Other Noncurrent Assets	1,890	1,905

Total Assets	$16,238	$16,277

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	March 31, 2021	December 31, 2020
Liabilities and Equity

Current Liabilities
Short-term debt	$400	$465
Long-term debt due within one year	476	674
Notes payable with affiliates	227	251
Accounts payable	261	294
Accounts payable to affiliates	25	16
Customer deposits	64	64
Taxes	53	71
Price risk management liabilities	1	2
Regulatory liabilities	16	11
Interest	82	37
Asset retirement obligations	41	50
Other current liabilities	108	162
Total Current Liabilities	1,754	2,097

Long-term Debt
Long-term debt	4,399	4,200
Long-term debt to affiliate	1,200	1,200
Total Long-term Debt	5,599	5,400

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,208	1,175
Investment tax credits	121	121
Price risk management liabilities	16	21
Accrued pension obligations	106	112
Asset retirement obligations	130	132
Regulatory liabilities	1,953	1,952
Other deferred credits and noncurrent liabilities	148	151
Total Deferred Credits and Other Noncurrent Liabilities	3,682	3,664

Commitments and Contingent Liabilities (Notes 7 and 11)

Member's Equity	5,203	5,116

Total Liabilities and Equity	$16,238	$16,277

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's Equity
December 31, 2020	$5,116
Net income	146
Distributions to member	(62)
Other comprehensive income	3
March 31, 2021	$5,203

December 31, 2019	$4,942
Net income	135
Distributions to member	(52)
Other comprehensive income	1
March 31, 2020	$5,026

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2021	2020
Operating Revenues
Retail and wholesale	$421	$393
Electric revenue from affiliate	7	14
Total Operating Revenues	428	407

Operating Expenses
Operation
Fuel	67	74
Energy purchases	66	52
Energy purchases from affiliate	5	—
Other operation and maintenance	96	92
Depreciation	66	64
Taxes, other than income	11	10
Total Operating Expenses	311	292

Operating Income	117	115

Other Income (Expense) - net	(2)	(1)

Interest Expense	21	22

Income Before Income Taxes	94	92

Income Taxes	19	19

Net Income (a)	$75	$73

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$75	$73
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	66	64
Amortization	2	2
Defined benefit plans - expense	1	1
Deferred income taxes and investment tax credits	(1)	1
Change in current assets and current liabilities
Accounts receivable	(1)	14
Accounts receivable from affiliates	(3)	(6)
Accounts payable	8	(12)
Accounts payable to affiliates	(5)	(4)
Unbilled revenues	19	11
Fuel, materials and supplies	28	27
Regulatory assets and liabilities, net	(10)	(2)
Taxes payable	4	2
Accrued interest	18	18
Other	(17)	(10)
Other operating activities
Defined benefit plans - funding	(1)	(4)
Expenditures for asset retirement obligations	(6)	(4)
Other assets	—	(1)
Other liabilities	4	1
Net cash provided by operating activities	181	171
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(111)	(117)
Net cash used in investing activities	(111)	(117)
Cash Flows from Financing Activities
Net increase in notes payable with affiliates	—	21
Net increase (decrease) in short-term debt	31	(79)
Retirement of commercial paper	(41)	—
Payment of common stock dividends to parent	(60)	(29)
Contributions from parent	—	25
Net cash used in financing activities	(70)	(62)
Net Increase (Decrease) in Cash and Cash Equivalents	—	(8)
Cash and Cash Equivalents at Beginning of Period	7	15
Cash and Cash Equivalents at End of Period	$7	$7

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$46	$39

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2021	December 31, 2020
Assets

Current Assets
Cash and cash equivalents	$7	$7
Accounts receivable (less reserve: 2021, $2; 2020, $2)
Customer	129	127
Other	25	35
Unbilled revenues (less reserve: 2021, $1; 2020, $1)	60	79
Accounts receivable from affiliates	19	16
Fuel, materials and supplies	91	119
Prepayments	13	14
Regulatory assets	36	23
Other current assets	1	1
Total Current Assets	381	421

Property, Plant and Equipment
Regulated utility plant	6,805	6,735
Less: accumulated depreciation - regulated utility plant	1,056	1,020
Regulated utility plant, net	5,749	5,715
Construction work in progress	319	320
Property, Plant and Equipment, net	6,068	6,035

Other Noncurrent Assets
Regulatory assets	339	351
Goodwill	389	389
Other intangibles	34	35
Other noncurrent assets	117	114
Total Other Noncurrent Assets	879	889

Total Assets	$7,328	$7,345

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2021	December 31, 2020
Liabilities and Equity

Current Liabilities
Short-term debt	$252	$262
Long-term debt due within one year	94	292
Accounts payable	137	153
Accounts payable to affiliates	27	31
Customer deposits	31	32
Taxes	36	32
Price risk management liabilities	1	2
Regulatory liabilities	3	—
Interest	33	15
Asset retirement obligations	14	10
Other current liabilities	33	50
Total Current Liabilities	661	879

Long-term Debt	1,913	1,715

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	719	716
Investment tax credits	33	33
Price risk management liabilities	16	21
Asset retirement obligations	48	57
Regulatory liabilities	881	882
Other deferred credits and noncurrent liabilities	94	94
Total Deferred Credits and Other Noncurrent Liabilities	1,791	1,803

Commitments and Contingent Liabilities (Notes 7 and 11)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,923	1,923
Earnings reinvested	616	601
Total Equity	2,963	2,948

Total Liabilities and Equity	$7,328	$7,345

(a)75,000 shares authorized; 21,294 shares issued and outstanding at March 31, 2021 and December 31, 2020.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2020	21,294	$424	$1,923	$601	$2,948
Net income				75	75
Cash dividends declared on common stock				(60)	(60)
March 31, 2021	21,294	$424	$1,923	$616	$2,963

December 31, 2019	21,294	$424	$1,820	$518	$2,762
Net income				73	73
Capital contributions from parent			25		25
Cash dividends declared on common stock				(29)	(29)
March 31, 2020	21,294	$424	$1,845	$562	$2,831

(a)Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2021	2020
Operating Revenues
Retail and wholesale	$464	$432
Electric revenue from affiliate	5	—
Total Operating Revenues	469	432

Operating Expenses
Operation
Fuel	110	89
Energy purchases	5	5
Energy purchases from affiliate	7	14
Other operation and maintenance	115	104
Depreciation	89	84
Taxes, other than income	10	9
Total Operating Expenses	336	305

Operating Income	133	127

Other Income (Expense) - net	1	1

Interest Expense	27	28

Income Before Income Taxes	107	100

Income Taxes	21	20

Net Income (a)	$86	$80

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$86	$80
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	89	84
Amortization	2	3
Deferred income taxes and investment tax credits	(2)	4
Change in current assets and current liabilities
Accounts receivable	2	6
Accounts receivable from affiliates	1	—
Accounts payable	(7)	(2)
Accounts payable to affiliates	2	(3)
Unbilled revenues	20	16
Fuel, materials and supplies	15	(3)
Regulatory assets and liabilities, net	—	(12)
Taxes payable	13	6
Accrued interest	25	25
Other	(17)	(4)
Other operating activities
Defined benefit plans - funding	—	(1)
Expenditures for asset retirement obligations	(9)	(11)
Other assets	—	3
Other liabilities	4	2
Net cash provided by operating activities	224	193
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(127)	(138)
Net increase in notes receivable with affiliates	—	(21)
Net cash used in investing activities	(127)	(159)
Cash Flows from Financing Activities
Net decrease in short-term debt	(23)	(6)
Retirement of commercial paper	(32)	—
Payment of common stock dividends to parent	(56)	(37)
Contributions from parent	—	37
Net cash used in financing activities	(111)	(6)
Net Increase (Decrease) in Cash and Cash Equivalents	(14)	28
Cash and Cash Equivalents at Beginning of Period	22	12
Cash and Cash Equivalents at End of Period	$8	$40

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$40	$39

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2021	December 31, 2020
Assets

Current Assets
Cash and cash equivalents	$8	$22
Accounts receivable (less reserve: 2021, $1; 2020, $1)
Customer	153	156
Other	25	30
Unbilled revenues (less reserve: 2021, $1; 2020, $1)	77	97
Accounts receivable from affiliates	—	1
Fuel, materials and supplies	109	123
Prepayments	13	15
Regulatory assets	38	36
Other current assets	—	1
Total Current Assets	423	481

Property, Plant and Equipment
Regulated utility plant	8,886	8,808
Less: accumulated depreciation - regulated utility plant	1,753	1,690
Regulated utility plant, net	7,133	7,118
Construction work in progress	350	321
Property, Plant and Equipment, net	7,483	7,439

Other Noncurrent Assets
Regulatory assets	369	370
Goodwill	607	607
Other intangibles	25	26
Other noncurrent assets	153	149
Total Other Noncurrent Assets	1,154	1,152

Total Assets	$9,060	$9,072

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2021	December 31, 2020
Liabilities and Equity

Current Liabilities
Short-term debt	$148	$203
Long-term debt due within one year	132	132
Accounts payable	109	121
Accounts payable to affiliates	46	43
Customer deposits	33	32
Taxes	42	29
Regulatory liabilities	13	11
Interest	44	19
Asset retirement obligations	27	40
Other current liabilities	40	59
Total Current Liabilities	634	689

Long-term Debt	2,486	2,486

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	839	835
Investment tax credits	88	88
Asset retirement obligations	82	75
Regulatory liabilities	1,072	1,070
Other deferred credits and noncurrent liabilities	47	47
Total Deferred Credits and Other Noncurrent Liabilities	2,128	2,115

Commitments and Contingent Liabilities (Notes 7 and 11)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,857	2,857
Earnings reinvested	647	617
Total Equity	3,812	3,782

Total Liabilities and Equity	$9,060	$9,072

(a)80,000 shares authorized; 37,818 shares issued and outstanding at March 31, 2021 and December 31, 2020.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2020	37,818	$308	$2,857	$617	$3,782
Net income				86	86
Cash dividends declared on common stock				(56)	(56)
March 31, 2021	37,818	$308	$2,857	$647	$3,812

December 31, 2019	37,818	$308	$2,729	$537	$3,574
Net income				80	80
Capital contributions from parent			37		37
Cash dividends declared on common stock				(37)	(37)
March 31, 2020	37,818	$308	$2,766	$580	$3,654

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2020 is derived from that Registrant's 2020 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2020 Form 10-K. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

(PPL)

On March 17, 2021, PPL WPD Limited entered into a share purchase agreement to sell PPL's U.K. utility business, which substantially represents PPL’s U.K. Regulated segment, to a subsidiary of National Grid plc. The results of operations of the U.K. utility business have been classified as Discontinued Operations on PPL's Statements of Income. The assets and liabilities of the U.K. utility business have been classified as assets and liabilities held for sale on PPL's Balance Sheets. PPL has elected to separately report the cash flows of continuing and discontinued operations on the Statements of Cash Flows. Unless otherwise noted, the notes to these financial statements exclude amounts related to discontinued operations and assets and liabilities held for sale for all periods presented. See Note 9 for additional information.

2. Summary of Significant Accounting Policies

(All Registrants)

The following accounting policy disclosures represent updates to Note 1 in each Registrant's 2020 Form 10-K and should be read in conjunction with those disclosures.

Restricted Cash and Cash Equivalents (PPL)

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the Balance Sheets that sum to the total of the same amounts shown on the Statements of Cash Flows:

	PPL
	March 31, 2021	December 31, 2020
Cash and cash equivalents	$421	$442
Restricted cash - current (a)	1	1
Total Cash, Cash Equivalents and Restricted Cash	$422	$443

(a)Bank deposits and other cash equivalents that are restricted by agreement or that have been clearly designated for a specific purpose are classified as restricted cash. On the Balance Sheets, the current portion of restricted cash is included in "Other current assets."

Current Expected Credit Losses

(All Registrants)

The following table shows changes in the allowance for credit losses for the three months ended March 31, 2021:

	Balance at Beginning of Period	Charged to Income	Deductions (a)	Balance at End of Period
PPL
Accounts Receivable - Customer and Unbilled Revenue	$44	$2	$1	$45
Other (b)	28	—	—	28

PPL Electric
Accounts Receivable - Customer and Unbilled Revenue	$39	$1	$—	$40
Other	1	—	—	1

LKE
Accounts Receivable - Customer and Unbilled Revenue	$5	$1	$1	$5
Other (b)	27	—	—	27

LG&E
Accounts Receivable - Customer and Unbilled Revenue	$3	$—	$—	$3

KU
Accounts Receivable - Customer and Unbilled Revenue	$2	$1	$1	$2

(a)Primarily related to uncollectible accounts receivable written off.
(b)Primarily related to receivables at WKE, which are fully reserved.

Income Taxes

The TCJA included new provisions requiring that certain income, referred to as global intangible low-tax income (GILTI), earned by certain foreign subsidiaries must be included in the gross income of their U.S. shareholder. Accounting guidance allows a policy election regarding the timing of inclusion of GILTI in an entity’s financial statements. The election may be either to record deferred taxes for expected GILTI in future periods or record such taxes as a current-period expense when incurred. PPL has elected to record the tax effect of expected GILTI inclusions and thus, records deferred taxes relating to such inclusions.

In light of the anticipated sale of PPL's U.K. utility business and the associated classification of that business as assets held for sale, indefinite reinvestment is no longer relevant. As such, PPL expects to realize the outside book-tax basis difference in those assets in the foreseeable future. Accordingly, a deferred tax liability is recorded reflecting the expected tax cost associated with the realization of that basis difference.

See Note 6 for additional discussion regarding income taxes, including the impact of the TCJA.

3. Segment and Related Information

(PPL)

See Note 2 in PPL's 2020 Form 10-K for a discussion of reportable segments and related information.

On March 17, 2021, PPL WPD Limited entered into a share purchase agreement to sell PPL's U.K. utility business, which substantially represents PPL's U.K. Regulated segment. As a result of this strategic shift in the operations of the business, PPL will no longer provide segment information for the U.K. Regulated segment. See Note 9 for additional information.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the periods ended March 31 are as follows:

	Three Months
	2021	2020
Operating Revenues from external customers
Kentucky Regulated	$885	$825
Pennsylvania Regulated	605	608
Corporate and Other	8	7
Total	$1,498	$1,440

Net Income
Kentucky Regulated (a)	$146	$127
Pennsylvania Regulated (a)	113	118
Corporate and Other (a)	(56)	(41)
Discontinued Operations (b)	(2,043)	350
Total	$(1,840)	$554

(a)For the period ended March 31, 2020, corporate level financing costs of $8 million, net of $2 million of income taxes, and an immaterial amount were allocated to the Kentucky Regulated and Pennsylvania Regulated segments. Beginning in 2021, corporate level financing costs will no longer be allocated to the reportable segments and are being reported in Corporate and Other.
(b)Includes unrealized gains and losses from hedging foreign currency economic activity. See Note 9 for additional information.

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated Balance Sheets as of:

	March 31, 2021	December 31, 2020
Assets
Kentucky Regulated	$15,904	$15,943
Pennsylvania Regulated	12,585	12,347
Corporate and Other (a)	867	843
Assets Held for Sale (b)	18,425	18,983
Total	$47,781	$48,116

(a)Primarily consists of unallocated items, including cash, PP&E, goodwill, the elimination of inter-segment transactions as well as the assets of Safari Energy.
(b)See Note 9 for additional information.

(PPL Electric, LKE, LG&E and KU)

PPL Electric has two operating segments, distribution and transmission, which are aggregated into a single reportable segment. LKE, LG&E and KU are individually single operating and reportable segments.

4. Revenue from Contracts with Customers

(All Registrants)

See Note 3 in PPL's 2020 Form 10-K for a discussion of the principal activities from which the Registrants and PPL’s segments generate their revenues.

The following tables reconcile "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the periods ended March 31.

	2021 Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$1,498	$605	$885	$428	$469
Revenues derived from:
Alternative revenue programs (b)	24	22	2	—	2
Other (c)	(6)	—	(6)	(3)	(3)
Revenues from Contracts with Customers	$1,516	$627	$881	$425	$468

	2020 Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$1,440	$608	$825	$407	$432
Revenues derived from:
Alternative revenue programs (b)	(3)	—	(3)	(3)	—
Other (c)	(8)	(2)	(6)	(3)	(3)
Revenues from Contracts with Customers	$1,429	$606	$816	$401	$429

(a)PPL Electric and LKE represent revenues from external customers reported by the Pennsylvania Regulated and Kentucky Regulated segments. See Note 3 for additional information.
(b)Alternative revenue programs include the transmission formula rate for PPL Electric, the ECR and DSM programs for LG&E and KU, the GLT program for LG&E, and the generation formula rate for KU. For PPL Electric, the three months ended March 31, 2021 includes a $27 million reserve recorded as a result of a challenge to the transmission formula rate return on equity. See Note 7 for further information. This line item shows the over/under collection of these rate mechanisms with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts.
(c)Represents additional revenues outside the scope of revenues from contracts with customers, such as lease and other miscellaneous revenues.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended March 31.

	2021 Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Residential	$774	$361	$413	$205	$208
Commercial	313	82	231	121	110
Industrial	152	12	140	46	94
Other (a)	91	12	71	34	37
Wholesale - municipality	6	—	6	—	6
Wholesale - other (b)	20	—	20	19	13
Transmission	160	160	—	—	—
Revenues from Contracts with Customers	$1,516	$627	$881	$425	$468

	2020 Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Residential	$714	$344	$370	$187	$183
Commercial	312	81	231	124	107
Industrial	144	8	136	45	91
Other (a)	87	14	66	28	38
Wholesale - municipality	5	—	5	—	5
Wholesale - other (b)	8	—	8	17	5
Transmission	159	159	—	—	—
Revenues from Contracts with Customers	$1,429	$606	$816	$401	$429

(a)Primarily includes revenues from pole attachments, street lighting, other public authorities and other non-core businesses.
(b)Includes wholesale power and transmission revenues. LG&E and KU amounts include intercompany power sales and transmission revenues, which are eliminated upon consolidation at LKE.

As discussed in Note 2 in PPL's 2020 Form 10-K, PPL segments its business by geographic location. Revenues from external customers for each segment/geographic location are reconciled to revenues from contracts with customers in the footnotes to the tables above.

Contract receivables from customers are primarily included in "Accounts receivable - Customer" and "Unbilled revenues" on the Balance Sheets.

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the periods ended March 31.

	Three Months
	2021	2020
PPL	$2	$6
PPL Electric	1	4
LKE	1	2
LG&E	—	1
KU	1	1

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers.

	PPL	PPL Electric	LKE	LG&E	KU
Contract liabilities at December 31, 2020	$40	$23	$11	$5	$6
Contract liabilities at March 31, 2021	33	16	10	5	5
Revenue recognized during the three months ended March 31, 2021 that was included in the contract liability balance at December 31, 2020	21	9	11	5	6

Contract liabilities at December 31, 2019	$37	$21	$9	$5	$4
Contract liabilities at March 31, 2020	34	15	14	10	4
Revenue recognized during the three months ended March 31, 2020 that was included in the contract liability balance at December 31, 2019	19	8	9	5	4

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

At March 31, 2021, PPL had $47 million of performance obligations attributable to Corporate and Other that have not been satisfied. Of this amount, PPL expects to recognize approximately $38 million within the next 12 months.

5. Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the applicable period. Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding, increased by incremental shares that would be outstanding if potentially dilutive share-based payment awards were converted to common shares as calculated using the Two-Class Method or Treasury Stock Method.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended March 31 used in the EPS calculation are:

	Three Months
	2021	2020
Income (Numerator)
Income from continuing operations after income taxes available to PPL common shareowners - Basic and Diluted	$203	$204

Income (loss) from discontinued operations (net of income taxes) available to PPL common shareowners - Basic and Diluted	$(2,043)	$350

Net income (loss) available to PPL common shareowners - Basic and Diluted	$(1,840)	$554

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	769,159	767,948
Add: Dilutive share-based payment awards	1,551	790
Weighted-average shares - Diluted EPS	770,710	768,738

Basic and Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.26	$0.27
Income (loss) from discontinued operations (net of income taxes)	(2.65)	0.45
Net Income (Loss) available to PPL common shareowners	$(2.39)	$0.72

For the periods ended March 31, PPL issued common stock related to stock-based compensation plans and the DRIP as follows (in thousands):

	Three Months
	2021	2020
Stock-based compensation plans	520	598
DRIP	—	434

For the periods ended March 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months
	2021	2020
Stock-based compensation awards	233	250

6. Income Taxes

Reconciliations of income tax expense (benefit) for the periods ended March 31 are as follows.

(PPL)
	Three Months
	2021	2020
Federal income tax on Income from Continuing Operations Before Income Taxes at statutory tax rate - 21%	$55	$56
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	12	13
Valuation allowance adjustments	8	6
Depreciation and other items not normalized	(2)	(2)
Amortization of excess deferred federal and state income taxes	(12)	(11)
Other	(2)	(1)
Total increase (decrease)	4	5
Total income tax expense (benefit)	$59	$61

(PPL Electric)
	Three Months
	2021	2020
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$32	$33
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	12	13
Depreciation and other items not normalized	(2)	(2)
Amortization of excess deferred federal and state income taxes	(3)	(3)
Other	(2)	—
Total increase (decrease)	5	8
Total income tax expense (benefit)	$37	$41

(LKE)
	Three Months
	2021	2020
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$37	$35
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	7	7
Valuation allowance adjustments	(4)	—
Amortization of excess deferred federal and state income taxes	(7)	(7)
Other	(3)	(1)
Total increase (decrease)	(7)	(1)
Total income tax expense (benefit)	$30	$34

(LG&E)
	Three Months
	2021	2020
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$20	$19
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	4
Amortization of excess deferred federal and state income taxes	(3)	(3)
Other	(2)	(1)
Total increase (decrease)	(1)	—
Total income tax expense (benefit)	$19	$19

(KU)
	Three Months
	2021	2020
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$22	$21
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	4
Amortization of excess deferred federal and state income taxes	(4)	(4)
Other	(1)	(1)
Total increase (decrease)	(1)	(1)
Total income tax expense (benefit)	$21	$20

Other

TCJA Regulatory Update (All Registrants)

In July 2020, the IRS issued final and new proposed regulations relating to the limitation on interest deductibility. The final regulations do not apply to the Registrants until the 2021 tax year. The new proposed regulations were finalized on January 5, 2021 and will apply to the Registrants in the 2022 tax year. The Registrants have evaluated the final regulations issued in 2021 and concluded that neither the 2020 or 2021 regulations should have a material impact on the Registrants’ financial condition or results of operations.

7. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Current Regulatory Assets:
Plant outage costs	$55	$46	$—	$—
Gas supply clause	8	4	—	—
Smart meter rider	21	17	21	17
Transmission formula rate	20	15	20	15
Storm costs	5	7	5	7
Other	12	10	1	1
Total current regulatory assets	$121	$99	$47	$40

Noncurrent Regulatory Assets:
Defined benefit plans	$556	$570	$282	$290
Storm costs	14	17	—	—
Unamortized loss on debt	29	30	7	8
Interest rate swaps	18	23	—	—
Terminated interest rate swaps	74	75	—	—
Accumulated cost of removal of utility plant	234	240	234	240
AROs	304	300	—	—
Other	4	7	2	3
Total noncurrent regulatory assets	$1,233	$1,262	$525	$541

	PPL		PPL Electric
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Current Regulatory Liabilities:
Generation supply charge	$18	$21	$18	$21
Transmission service charge	27	1	27	1
Environmental cost recovery	6	4	—	—
Universal service rider	16	22	16	22
Fuel adjustment clause	5	5	—	—
TCJA customer refund	15	11	15	11
Storm damage expense rider	5	6	5	6
Act 129 compliance rider	6	7	6	7
Challenge to transmission formula rate return on equity reserve (a)	27	—	27	—
Other	5	2	—	—
Total current regulatory liabilities	$130	$79	$114	$68

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$665	$653	$—	$—
Power purchase agreement - OVEC	41	43	—	—
Net deferred taxes	1,673	1,690	552	560
Defined benefit plans	64	60	21	18
Terminated interest rate swaps	65	66	—	—
Other	18	18	—	—
Total noncurrent regulatory liabilities	$2,526	$2,530	$573	$578

	LKE		LG&E		KU
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Current Regulatory Assets:
Plant outage costs	$55	$46	$20	$12	$35	$34
Gas supply clause	8	4	8	4	—	—
Other	11	9	8	7	3	2
Total current regulatory assets	$74	$59	$36	$23	$38	$36

Noncurrent Regulatory Assets:
Defined benefit plans	$274	$280	$170	$174	$104	$106
Storm costs	14	17	9	11	5	6
Unamortized loss on debt	22	22	13	13	9	9
Interest rate swaps	18	23	18	23	—	—
Terminated interest rate swaps	74	75	43	44	31	31
AROs	304	300	85	85	219	215
Other	2	4	1	1	1	3
Total noncurrent regulatory assets	$708	$721	$339	$351	$369	$370

	LKE		LG&E		KU
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Current Regulatory Liabilities:
Environmental cost recovery	$6	$4	$—	$—	$6	$4
Fuel adjustment clause	5	5	1	—	4	5
Other	5	2	2	—	3	2
Total current regulatory liabilities	$16	$11	$3	$—	$13	$11

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$665	$653	$278	$274	$387	$379
Power purchase agreement - OVEC	41	43	28	30	13	13
Net deferred taxes	1,121	1,130	525	528	596	602
Defined benefit plans	43	42	1	—	42	42
Terminated interest rate swaps	65	66	33	33	32	33
Other	18	18	16	17	2	1
Total noncurrent regulatory liabilities	$1,953	$1,952	$881	$882	$1,072	$1,070

(a)See “Regulatory Matters - Federal Matters - Challenge to PPL Electric Transmission Formula Rate Return on Equity” below for further information.

Regulatory Matters

Kentucky Activities (PPL, LKE, LG&E and KU)

Rate Case Proceedings

On November 25, 2020, LG&E and KU filed requests with the KPSC for an increase in annual electricity and gas revenues of approximately $331 million ($131 million and $170 million in electricity revenues at LG&E and KU and $30 million in gas revenues at LG&E). The revenue increases would be an increase of 11.6% and 10.4% in electricity revenues at LG&E and KU, and an increase of 8.3% in gas revenues at LG&E. In recognition of the economic impact of COVID-19, LG&E and KU requested approval of a one-year billing credit which will credit customers approximately $53 million ($41 million at LG&E and $12 million at KU). The billing credit represents the return to customers of certain regulatory liabilities on LG&E’s and KU’s Balance Sheets and serves to partially mitigate the rate increases during the first year in which the new rates are in effect.

LG&E’s and KU’s applications also included a request for a CPCN to deploy Advanced Metering Infrastructure across LG&E’s and KU’s service territories in Kentucky.
The applications were based on a forecasted test year of July 1, 2021 through June 30, 2022 and requested an authorized return on equity of 10.0%.

On April 19, 2021, LG&E and KU entered into an agreement with all intervening parties to the proceedings resolving all matters in their applications, with the explicit exception of LG&E's and KU's net metering proposals. The agreement proposes increases in annual revenues of $217 million ($77 million and $116 million in electricity revenues at LG&E and KU and $24 million in gas revenues at LG&E) based on an authorized return on equity of 9.55%. The proposal includes an authorized 9.35% return on equity for the ECR and GLT mechanisms. The agreement does not modify the requested one-year billing credit. The agreement proposes that the KPSC should grant LG&E’s and KU’s request for a CPCN to deploy Advanced Metering Infrastructure and proposes the establishment of a Retired Asset Recovery rider (RAR) to provide for recovery of and return on the remaining investment in certain electric generating units upon their retirement over a ten-year period following retirement. In respect of the RAR rider, the agreement proposes that LG&E and KU will continue to use currently approved depreciation rates for Mill Creek units 1 and 2 and Brown Unit 3. The agreement also proposes a four-year “stay-out” commitment from LG&E and KU to refrain from effective base rate increases before July 1, 2025, subject to certain exceptions.

A hearing on the agreement, and the underlying proceedings, was completed on April 28, 2021. Subject to KPSC approval, the rates, decreased by the amount of the billing credit, are expected to become effective July 1, 2021. An Order on the net metering issues is expected by the end of September 2021. PPL, LKE, LG&E and KU cannot predict the outcome of these proceedings.

Pennsylvania Activities (PPL and PPL Electric)

Act 129

Act 129 requires Pennsylvania Electric Distribution Companies (EDCs) to meet, by specified dates, specified goals for reduction in customer electricity usage and peak demand. EDCs not meeting the requirements of Act 129 are subject to significant penalties. PPL Electric filed with the PUC its Act 129 Phase IV Energy Efficiency and Conservation Plan (Phase IV Act 129 Plan) on November 30, 2020, for the five-year period starting June 1, 2021 and ending on May 31, 2026. PPL Electric's Phase IV Act 129 Plan was approved by the PUC at its March 25, 2021, public meeting.

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

On October 15, 2020, the FERC issued an order on the PPLICA complaints which established hearing and settlement procedures, set a refund effective date of May 21, 2020 and granted the motions to intervene. On November 16, 2020, PPL Electric filed a request for rehearing of the portion of the October 15, 2020 Order that set the May 21, 2020 refund effective date. On December 17, 2020, the FERC issued a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. On February 16 and April 19, 2021, PPL Electric filed Petitions for Review with the United States Court of Appeals for the District of Columbia Circuit of the portion of the October 15, 2020 Order that set the May 21, 2020 refund effective date.

PPL Electric continues to believe its ROE is just and reasonable and that it has meritorious defenses against the original and amended complaints. Settlement negotiations are currently proceeding, but there can be no assurance that they will result in a final settlement. Although PPL Electric cannot predict the outcome of this matter, in the first quarter of 2021, PPL Electric recorded a revenue reserve of $19 million after-tax. Of this amount, $13 million relates to the period from May 21, 2020 to December 31, 2020. Additional revenue earned from May 21, 2020 through the ultimate resolution of this matter may be subject to refund. A change of 50 basis points to the base ROE would impact PPL Electric's net income by approximately $12 million on an annual basis.

FERC Transmission Rate Filing (PPL, LKE, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. Due to the development of robust, accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. In March 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, subject to FERC review and approval. In July 2019, LG&E and KU proposed their transition mechanism to the FERC and in September 2019, the FERC rejected the proposed transition mechanism. In September 2020, the FERC issued orders in the rehearing process that modified various aspects of the September 2019 orders which had approved future termination of the credits, including adjusting which customer arrangements are covered by the transition mechanism and respective future periods or dates for termination of credits. In November 2020, the FERC denied the parties' rehearing requests. In November 2020 and January 2021, LG&E and KU and other parties appealed the September 2020 and November 2020 orders at the D.C. Circuit Court of Appeals. The appellate proceedings are continuing, and also include certain additional prior pending petitions for review relating to the matter. On January 15, 2021, LG&E and KU made a filing seeking FERC acceptance of a new proposal for a transition mechanism. On March 16, 2021, the FERC accepted the filed transition mechanism agreements effective on March 17, 2021 but subject to refund, and established hearing and settlement procedures. LG&E and KU are also required to make certain compliance filings consistent with the March 16, 2021 order. LG&E and KU cannot predict the outcome of the respective appellate and FERC proceedings. LG&E and KU currently receive recovery of the waivers and credits provided through other rate mechanisms and such rate recovery would be anticipated to be adjusted consistent with potential changes or terminations of the waivers and credits, as such become effective.

Other

Purchase of Receivables Program (PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During the three months ended March 31, 2021, and 2020, PPL Electric purchased $324 million and $311 million of accounts receivable from alternative suppliers.

8. Financing Activities

Credit Arrangements and Short-term Debt

(All Registrants)

The Registrants maintain credit facilities to enhance liquidity, provide credit support and act as a backstop to commercial paper programs. For reporting purposes, on a consolidated basis, the credit facilities and commercial paper programs of PPL Electric, LKE, LG&E and KU also apply to PPL and the credit facilities and commercial paper programs of LG&E and KU also apply to LKE. The amounts listed in the borrowed column below are recorded as "Short-term debt" on the Balance Sheets except for borrowings under PPL Capital Funding’s term loan agreement due March 2022, which are reflected in “Long-term debt due within one year” at March 31, 2021 and “Long-term debt” at December 31, 2020. The following credit facilities were in place at:

	March 31, 2021					December 31, 2020
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
PPL Capital Funding
Syndicated Credit Facility	Jan. 2024	$1,450	$—	$942	$508	$—	$402
Term Loan Credit Facility	Mar. 2022	100	100	—	—	100	—
Bilateral Credit Facility	Mar. 2022	50	—	—	50	—	—
Bilateral Credit Facility	Mar. 2022	50	—	15	35	—	15
Term Loan Credit Facility	Mar. 2021	—	—	—	—	100	—
Term Loan Credit Facility	Mar. 2021	—	—	—	—	200	—
Total PPL Capital Funding Credit Facilities		$1,650	$100	$957	$593	$400	$417

PPL Electric
Syndicated Credit Facility	Jan. 2024	$650	$—	$206	$444	$—	$1

LG&E
Syndicated Credit Facility	Jan. 2024	$500	$—	$252	$248	$—	$262

KU
Syndicated Credit Facility	Jan. 2024	$400	$—	$148	$252	$—	$203

(All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	March 31, 2021				December 31, 2020
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding	0.22%	$1,500	$942	$558	0.25%	$402
PPL Electric	0.20%	650	205	445		—
LG&E (a)	0.22%	425	252	173	0.28%	262
KU	0.21%	350	148	202	0.28%	203
Total		$2,925	$1,547	$1,378		$867

(a)In March 2021, the capacity for the LG&E commercial paper program was increased from $350 million to $425 million.

(PPL Electric, LKE, LG&E, and KU)

See Note 12 for discussion of intercompany borrowings.

Long-term Debt

(PPL)

In April 2021, PPL Capital Funding repaid the $100 million term loan credit facility expiring in March 2022.

(PPL, LKE and LG&E)

In April 2021, the Louisville/Jefferson County Metro Government of Kentucky remarketed $128 million of Pollution Control Revenue Bonds, 2003 Series A due 2033 previously issued on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 2.00% through their maturity date of October 1, 2033.

In May 2021, the County of Trimble, Kentucky remarketed $35 million of Pollution Control Revenue Bonds, 2001 Series B due 2027 previously issued on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 1.35% through their maturity date of November 1, 2027.

In May 2021, the Louisville/Jefferson County Metro Government of Kentucky remarketed $35 million of Pollution Control Revenue Bonds, 2001 Series B due 2027 previously issued on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 1.35% through their maturity date of November 1, 2027.

(PPL)

Equity Securities

ATM Program

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program, including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the three months ended March 31, 2021. The ATM program expired in February 2021.

Distributions

In February 2021, PPL declared a quarterly common stock dividend, payable April 1, 2021, of 41.5 cents per share (equivalent to $1.66 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

9. Acquisitions, Development and Divestitures

(PPL)

Discontinued Operations

Share Purchase Agreement to Sell U.K. Utility Business

On March 17, 2021, PPL WPD Limited (WPD Limited) entered into a share purchase agreement (WPD SPA) to sell PPL's U.K. utility business to National Grid Holdings One plc (National Grid U.K.), a subsidiary of National Grid plc. Pursuant to the WPD SPA, National Grid U.K. will acquire 100% of the issued share capital of PPL WPD Investments Limited (WPD Investments) for £7.8 billion in cash. WPD Limited will also receive an additional amount of £548,000 for each day during the period from January 1, 2021 to the closing date if the dividends usually declared by WPD Investments to WPD Limited are not paid for that period.

The completion of the transaction, which is currently expected to occur by the end of July 2021, is subject to approval by National Grid plc's shareholders and receipt of regulatory approvals from the Financial Conduct Authority (the FCA), the Guernsey Financial Services Commission and, if applicable at the time of closing, from the U.K. Secretary of State in connection with the National Security and Investment Bill 2020. On April 22, 2021, National Grid plc’s shareholders approved the transaction pursuant to the listing rules of the FCA. On May 4, 2021, the Guernsey Financial Services Commission approved the transaction. The approval of the FCA is the sole remaining approval before the transaction can be consummated.

WPD Limited and National Grid U.K. have each made customary representations and warranties in the WPD SPA, as well as certain customary covenants by WPD Limited to conduct the businesses that are subject to the WPD SPA in the ordinary course between the execution of the WPD SPA and the closing of the sale. National Grid U.K., at its expense, has purchased warranty and indemnity insurance. The consummation of the transaction is not subject to a financing condition. PPL will not have any significant involvement with the U.K. utility business after completion of the sale.

Loss on Sale

In connection with entering into the WPD SPA, the U.K. utility business has met the accounting criteria to be classified as assets and liabilities held for sale and discontinued operations beginning with the first quarter of 2021. Accordingly, PPL’s investment in the U.K. utility business has been reported at its estimated fair value, less costs to sell, resulting in an estimated pre-tax loss on sale of $1.6 billion as of March 31, 2021, as determined below.

Three Months
2021
Sales proceeds (a)	$10,806
Costs to sell (b)	48
Carrying value (c)	12,405
Loss on Sale (d)	(1,647)

(a)Amount represents a contractual selling price of £7.8 billion (a Level 1 fair value measurement) as well as accrued additional consideration of approximately £49 million converted at the March 31, 2021 spot rate of $1.38 per GBP.
(b)Estimated amounts incurred for bank advisory, legal and accounting fees to facilitate the transaction.
(c)The measurement of PPL’s carrying value of the U.K. utility business includes the realization of accumulated other comprehensive losses of $3.7 billion, which arose primarily from currency translation adjustments and defined benefit plans associated with the U.K. utility business.
(d)This loss has been recorded as a reduction to goodwill.

Summarized Results of Discontinued Operations

The operations of the U.K. utility business are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income. Following are the components of discontinued operations in the Statements of Income for the periods ended March 31:

	Three Months
	2021	2020
Operating Revenues	$634	$614
Operating Expenses	252	222
Other Income (Expense) - net	66	130
Interest Expense (a)	93	93
Income before income taxes	355	429
Loss on sale	(1,647)	—
Income tax expense (b)	751	79
Income (loss) from Discontinued Operations (net of income taxes)	$(2,043)	$350

(a)No interest from corporate level debt was allocated to discontinued operations.
(b)2021 primarily includes a federal tax expense of $689 million for the recognition of the tax cost associated with the realization of the book-tax outside basis difference in PPL's investment in the U.K. utility business and foreign tax expense of $73 million on current year operations.

Summarized Assets and Liabilities Held for Sale

The assets and liabilities of PPL's U.K. utility business at March 31, 2021 and December 31, 2020 are included in "Current assets held for sale" and "Current liabilities held for sale" on PPL's Balance Sheets. The following major classes of assets and liabilities were reclassified on PPL's Balance Sheet as of March 31, 2021 and December 31, 2020:

	Held for Sale at March 31, 2021	Held for Sale at December 31, 2020
Cash and cash equivalents	$152	$266
Accounts receivable and unbilled revenues	459	389
Price risk management assets	62	146
Property, plant and equipment, net (a)	15,236	14,392
Goodwill (b)	1,029	2,558
Other intangibles	434	413
Pension benefit asset	911	682
Other assets	142	137
Total Assets	$18,425	$18,983

Short-term debt and long-term debt due within one year	$812	$994
Accounts payable	199	220
Customer deposits	240	217
Accrued interest	178	190
Long-term debt	8,297	7,938
Total deferred income taxes	1,123	1,032
Price risk management liabilities	180	137
Other deferred credits and liabilities	347	295
Total Liabilities	$11,376	$11,023

Net assets (c)	$7,049	$7,960

(a)Depreciation of fixed assets ceased upon classification as held for sale.
(b)The change in Goodwill is due to the loss on sale of $1,647 million and a gain on foreign currency translation of $118 million.
(c)The net assets and liabilities held for sale exclude $3.7 billion of accumulated other comprehensive losses related to the U.K. utility business that are required to be included in the carrying value of the loss on sale calculation presented above. Accumulated other comprehensive losses related to the U.K. utility business will be reported as a component of PPL’s equity until the sale of the U.K. utility business occurs.

Acquisitions

Share Purchase Agreement to Acquire The Narragansett Electric Company

On March 17, 2021, PPL and its subsidiary, PPL Energy Holdings, entered into a share purchase agreement (Narragansett SPA) with National Grid USA (National Grid U.S.), a subsidiary of National Grid plc to acquire 100% of the outstanding shares of common stock of The Narragansett Electric Company (Narragansett Electric) for approximately $3.8 billion in cash. On May 3, 2021, an Assignment and Assumption Agreement was entered into by PPL, PPL Energy Holdings, PPL Rhode Island Holdings and National Grid U.S. whereby certain interests of PPL Energy Holdings in the Narragansett SPA were assigned to and assumed by PPL Rhode Island Holdings. Pursuant to that Assignment and Assumption Agreement, PPL Rhode Island Holdings became the purchasing entity under the Narragansett SPA. The acquisition is expected to be funded with proceeds from the sale of the U.K. utility business. PPL has agreed to guarantee all obligations of PPL Energy Holdings and PPL Rhode Island Holdings under the Narragansett SPA and the related Assignment and Assumption Agreement.

The closing of the acquisition, which is currently expected to occur by March 2022, is subject to the prior closing of the sale of WPD Investments to National Grid U.K. and is also subject to the receipt of certain U.S. regulatory approvals, including, among others, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, receipt of the approvals, authorizations or waivers from the Rhode Island Division of Public Utilities and Carriers, the FERC and the Massachusetts Department of Public Utilities, as well as other customary conditions to closing, including the execution and delivery of certain related transaction documents. PPL Energy Holdings and PPL Rhode Island Holdings and National Grid U.S. have each made customary representations, warranties and covenants in the Narragansett SPA, including, among others, customary indemnification provisions and covenants by National Grid U.S. to conduct the Narragansett Electric business in the ordinary course between the execution of the Narragansett SPA and the closing of the acquisition. The consummation of the transaction is not subject to a financing condition.

In connection with the acquisition, National Grid U.S. and one or more of its subsidiaries and PPL Energy Holdings and/or one or more of its subsidiaries will enter into a transition services agreement, pursuant to which National Grid U.S. and/or one or more of its affiliates will agree to provide certain transition services to Narragansett Electric and its affiliates to facilitate the operation of Narragansett Electric following the consummation of the acquisition and the transition of operations to PPL, as agreed upon in the Narragansett SPA.

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

	Pension Benefits
	Three Months
	U.S.		U.K. (a)
	2021	2020	2021	2020
PPL
Service cost	$13	$13	$25	$23
Interest cost	32	38	29	36
Expected return on plan assets	(61)	(60)	(177)	(158)
Amortization of:
Prior service cost	2	2	—	—
Actuarial loss	25	20	54	54
Net periodic defined benefit costs (credits)	$11	$13	$(69)	$(45)

(a)    U.K. amounts are reflected in discontinued operations. See Note 9 for additional information on the share purchase agreement to sell the U.K. utility business.

	Pension Benefits
	Three Months
	2021	2020
LKE
Service cost	$6	$5
Interest cost	14	16
Expected return on plan assets	(24)	(24)
Amortization of:
Prior service cost	2	2
Actuarial loss (a)	11	9
Net periodic defined benefit costs (credits)	$9	$8

(a)    As a result of treatment approved by the KPSC, the difference between actuarial loss calculated in accordance with LKE's accounting policy and actuarial loss calculated using a 15-year amortization period was $3 million for the three months ended March 31, 2021 and 2020.
.

	Other Postretirement Benefits
	Three Months
	2021	2020
PPL
Service cost	$2	$2
Interest cost	4	5
Expected return on plan assets	(5)	(5)
Net periodic defined benefit costs	$1	$2

LKE
Service cost	$1	$1
Interest cost	2	2
Expected return on plan assets	(2)	(2)
Net periodic defined benefit costs	$1	$1

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

	Three Months
	2021	2020
PPL Electric	$—	$3
LG&E	3	3
KU	1	1

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

Talen Montana Retirement Plan and Talen Energy Marketing, LLC, Individually and on Behalf of All Others Similarly Situated v. PPL Corporation et al.

On October 29, 2018, Talen Montana Retirement Plan and Talen Energy Marketing filed a putative class action complaint on behalf of current and contingent creditors of Talen Montana who allegedly suffered harm or allegedly will suffer reasonably foreseeable harm as a result of a November 2014 distribution of proceeds from the sale of then-PPL Montana's hydroelectric generating facilities. The action was filed in the Sixteenth Judicial District of the State of Montana, Rosebud County, against PPL and certain of its affiliates and current and former officers and directors (Talen Putative Class Action). Plaintiff asserts claims for, among other things, fraudulent transfer, both actual and constructive; recovery against subsequent transferees; civil conspiracy; aiding and abetting tortious conduct; and unjust enrichment. Plaintiff is seeking avoidance of the purportedly fraudulent transfer, unspecified damages, including punitive damages, the imposition of a constructive trust, and other relief. In December 2018, PPL removed the Talen Putative Class Action from the Sixteenth Judicial District of the State of Montana to the United States District Court for the District of Montana, Billings Division (MT Federal Court). In January 2019, the plaintiff moved to remand the Talen Putative Class Action back to state court, and dismissed without prejudice all current and former PPL Corporation directors from the case. In September 2019, the MT Federal Court granted plaintiff's motion to remand the case back to state court. Although, the PPL defendants petitioned the Ninth Circuit Court of Appeals to grant an appeal of the remand decision, in November 2019, the Ninth Circuit Court of Appeals denied that request and in December 2019, Talen Montana Retirement Plan filed a Second Amended Complaint in the Sixteenth Judicial District of the State of Montana, Rosebud County, which removed Talen Energy Marketing as a plaintiff. In January 2020, PPL defendants filed a motion to dismiss the Second Amended Complaint or, in the alternative, to stay the proceedings pending the resolution of the below mentioned Delaware Action. The Court held a hearing on June 24, 2020 regarding the motions. On September 11, 2020, the Court granted PPL defendants' alternative Motion for a Stay of the proceedings.

PPL Corporation et al. vs. Riverstone Holdings LLC, Talen Energy Corporation et al.

On November 30, 2018, PPL, certain PPL affiliates, and certain current and former officers and directors (PPL plaintiffs) filed a complaint in the Court of Chancery of the State of Delaware seeking various forms of relief against Riverstone, Talen Energy and certain of their affiliates (Delaware Action), in response to and as part of the defense strategy for an action filed by Talen Montana, LLC (the Talen Direct Action, since dismissed) and the Talen Putative Class Action described above (together, the Montana Actions) originally filed in Montana state court in October 2018. In the complaint, the PPL plaintiffs ask the Delaware Court of Chancery for declaratory and injunctive relief. This includes a declaratory judgment that, under the separation agreement governing the spinoff of PPL Energy Supply, all related claims that arise must be heard in Delaware; that the statute of limitations in Delaware and the spinoff agreement bar these claims at this time; that PPL is not liable for the claims in either the Talen Direct Action or the Talen Putative Class Action as PPL Montana was solvent at all relevant times; and that the separation agreement requires that Talen Energy indemnify PPL for all losses arising from the debts of Talen Montana, among other things. PPL's complaint also seeks damages against Riverstone for interfering with the separation agreement and against Riverstone affiliates for breach of the implied covenant of good faith and fair dealing. The complaint was subsequently amended on January 11, 2019 and March 20, 2019, to include, among other things, claims related to indemnification with respect to the Montana Actions, request a declaration that the Montana Actions are time-barred under the spinoff agreements, and allege additional facts to support the tortious interference claim. In April 2019, the defendants filed motions to dismiss the amended complaint. In July 2019, the Court heard oral arguments from the parties regarding the motions to dismiss, and in October 2019, the Delaware Court of Chancery issued an opinion sustaining all of the PPL plaintiffs' claims except for the claim for breach of implied covenant of good faith and fair dealing. As a result of the dismissal of the Talen Direct Action in December 2019, in January 2020, Talen Energy filed a new motion to dismiss five of the remaining eight claims in the amended complaint. The Court heard oral argument on the motion to dismiss on May 28, 2020, and on June 22, 2020, issued an opinion denying the motion in its entirety. Discovery is proceeding, and a trial has been scheduled for February 2022.

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

(PPL, LKE and LG&E)

Cane Run Environmental Claims

In December 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky (U.S. District Court) alleging violations of the Clean Air Act, RCRA, and common law claims of nuisance, trespass and negligence. In July 2014, the U.S. District Court dismissed the RCRA claims and all but one Clean Air Act claim, but declined to dismiss the common law tort claims. In February 2017, the U.S. District Court dismissed PPL as a defendant and dismissed the final federal claim against LG&E, and in April 2017, issued an Order declining to exercise supplemental jurisdiction on the state law claims dismissing the case in its entirety. In June 2017, the plaintiffs filed a class action complaint in Jefferson County, Kentucky Circuit Court, against LG&E alleging state law nuisance, negligence and trespass tort claims. The plaintiffs seek compensatory and punitive damages for alleged property damage due to purported plant emissions on behalf of a class of residents within one to three miles of the plant. On January 8, 2020, the Jefferson Circuit Court issued an order denying the plaintiffs’ request for class certification. On January 14, 2020, the plaintiffs filed a notice of appeal in the Kentucky Court of Appeals. On December 11, 2020, the Court of Appeals issued an order affirming the lower court’s denial of class certification. In December 2020, plaintiffs filed a petition for discretionary review with the Kentucky Supreme Court. On April 21, 2021, the Kentucky Supreme Court denied further review of the lower court order. The case will be remanded to the Jefferson Circuit Court for the claims of the three remaining petitioners to be heard on an individual basis. PPL, LKE and LG&E cannot predict the ultimate outcome of the remaining proceedings, but do not anticipate this matter will have a material impact on operations or financial condition.

(PPL, LKE and KU)

E.W. Brown Environmental Claims

In July 2017, the Kentucky Waterways Alliance and the Sierra Club filed a citizen suit complaint against KU in the U.S. District Court for the Eastern District of Kentucky (U.S. District Court) alleging discharges at the E.W. Brown plant in violation of the Clean Water Act and the plant's water discharge permit and alleging contamination that may present an imminent and substantial endangerment in violation of the RCRA. The plaintiffs' suit relates to prior notices of intent to file a citizen suit submitted in October and November 2015 and October 2016. These plaintiffs sought injunctive relief ordering KU to take all actions necessary to comply with the Clean Water Act and RCRA, including ceasing the discharges in question, abating effects associated with prior discharges and eliminating the alleged imminent and substantial endangerment. These plaintiffs also sought assessment of civil penalties and an award of litigation costs and attorney fees. In December 2017, the U.S. District Court issued an Order dismissing the Clean Water Act and RCRA complaints against KU in their entirety. In January 2018, the plaintiffs appealed the dismissal Order to the U.S. Court of Appeals for the Sixth Circuit. In September 2018, the U.S. Court of Appeals for the Sixth Circuit issued its ruling affirming the lower court's decision to dismiss the Clean Water Act claims but reversing its dismissal of the RCRA claims against KU and remanding the latter to the U.S. District Court. In October 2018, KU filed a petition for rehearing to the U.S. Court of Appeals for the Sixth Circuit regarding the RCRA claims. In November 2018, the U.S. Court of Appeals for the Sixth Circuit denied KU's petition for rehearing regarding the RCRA claims. In January 2019, KU filed an answer to plaintiffs’ complaint in the U.S. District Court. Discovery is complete and the parties' motions for partial summary judgment are pending. In December 2020, the U.S. District Court delayed the trial scheduled for February 2, 2021 indefinitely due to pandemic considerations. PPL, LKE and KU cannot predict the outcome of these matters and an estimate or range of possible losses cannot be determined.

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

Air

Sulfuric Acid Mist Emissions (PPL, LKE and LG&E)

In June 2016, the EPA issued a notice of violation under the Clean Air Act alleging that LG&E violated applicable rules relating to sulfuric acid mist emissions at its Mill Creek plant. The notice alleges failure to install proper controls, failure to operate the facility consistent with good air pollution control practice, and causing emissions exceeding applicable requirements or constituting a nuisance or endangerment. LG&E believes it has complied with applicable regulations during the relevant time period. On July 31, 2020, the U.S. Department of Justice and Louisville Metro Air Pollution Control District filed a complaint in the U.S. District Court for the Western District of Kentucky alleging violations specified in the EPA notice of violation and seeking civil penalties and injunctive relief. In October 2020, LG&E filed a motion to dismiss the complaint. In December 2020, the U.S. Department of Justice and the Louisville Metro Air Pollution Control District filed an amended complaint. In February 2021, LG&E filed a renewed motion to dismiss regarding the amended complaint. PPL, LKE and LG&E are unable to predict the outcome of this matter or the potential impact on operations of the Mill Creek plant, including increased capital or operating costs, and potential civil penalties or remedial measures, if any. An estimate or range of possible losses cannot be determined.

Water/Waste

(PPL, LKE, LG&E and KU)

ELGs

In 2015, the EPA finalized ELGs for wastewater discharge permits for new and existing steam electricity generating facilities. These guidelines require deployment of additional control technologies providing physical, chemical and biological treatment and mandate operational changes including "no discharge" requirements for certain wastewaters. The implementation date for individual generating stations was to be determined by the states on a case-by-case basis according to criteria provided by the EPA. Legal challenges to the final rule were consolidated before the U.S. Court of Appeals for the Fifth Circuit. In April 2017, the EPA announced that it would grant petitions for reconsideration of the rule. In September 2017, the EPA issued a rule to postpone the compliance date for certain requirements. On October 13, 2020, the EPA published final revisions to its best available technology standards for certain wastewaters and potential extensions to compliance dates. The rule is expected to be implemented by the states or applicable permitting authorities in the course of their normal permitting activities. LG&E and KU are currently implementing responsive compliance strategies and schedules. Certain aspects of these compliance plans and estimates relate to developments in state water quality standards, which are separate from the ELG rule or its implementation.

Certain costs are included in the Registrants' capital plans and expected to be recovered from customers through rate recovery mechanisms, but additional costs and recovery will depend on further regulatory developments at the state level.

CCRs

In 2015, the EPA issued a final rule governing management of CCRs which include fly ash, bottom ash and sulfur dioxide scrubber wastes. The CCR Rule imposes extensive new requirements for certain CCR impoundments and landfills, including public notifications, location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements, and specifies restrictions relating to the beneficial use of CCRs. In July 2018, the EPA issued a final rule extending the deadline for closure of certain impoundments and adopting other substantive changes. In August 2018, the D.C. Circuit Court of Appeals vacated and remanded portions of the CCR Rule. In December 2019, the EPA addressed the deficiencies identified by the court and proposed amendments to change the closure deadline. In August 2020, the EPA published a final rule extending the deadline to initiate closure to April 11, 2021, while providing for certain extensions. The EPA is conducting ongoing rulemaking actions regarding various other amendments to the rule. Certain ongoing legal challenges to various provisions of the CCR Rule have been held in abeyance pending review by the EPA pursuant to the President's executive order. PPL, LKE, LG&E and KU are unable to predict the outcome of the ongoing litigation and rulemaking or potential impacts on current LG&E and KU compliance plans. The Registrants are currently finalizing closure plans and schedules.

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

LG&E and KU received KPSC approval for a compliance plan providing for the closure of impoundments at the Mill Creek, Trimble County, E.W. Brown, and Ghent stations, and construction of process water management facilities at those plants. In addition to the foregoing measures required for compliance with the federal CCR rule, KU also received KPSC approval for its plans to close impoundments at the retired Green River, Pineville and Tyrone plants to comply with applicable state law. As of April 2021, LG&E and KU have commenced closure of all of the subject impoundments and have completed closure of some of their smaller impoundments. LG&E and KU generally expect to complete impoundment closures within five years of commencement, although a longer period may be required to complete closure of some facilities. Associated costs are expected to be subject to rate recovery.

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

(All Registrants)

Superfund and Other Remediation

PPL Electric, LG&E and KU are potentially responsible for investigating and remediating contamination under the federal Superfund program and similar state programs. Actions are under way at certain sites including former coal gas manufacturing plants in Pennsylvania and Kentucky previously owned or operated by, or currently owned by predecessors or affiliates of, PPL Electric, LG&E and KU. PPL Electric is potentially responsible for a share of clean-up costs at certain sites including the Columbia Gas Plant site and the Brodhead site. Cleanup actions have been or are being undertaken at these sites as requested by governmental agencies, the costs of which have not been and are not expected to be significant to PPL Electric.

As of March 31, 2021 and December 31, 2020, PPL Electric had a recorded liability of $10 million representing its best estimate of the probable loss incurred to remediate the sites identified above. Depending on the outcome of investigations at identified sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred. PPL Electric, LG&E and KU lack sufficient information about such additional sites to estimate any potential liability or range of reasonably possible losses, if any, related to these sites. Such costs, however, are not currently expected to be significant.

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

(All Registrants)

The table below details guarantees provided as of March 31, 2021. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities," for which PPL has a total recorded liability of $4 million at March 31, 2021 and $5 million at December 31, 2020, which is included in “Current liabilities held for sale” on the Balance Sheets. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at March 31, 2021		Expiration Date
PPL
WPD indemnifications for entities in liquidation and sales of assets	$11	(a)	2023
WPD guarantee of pension and other obligations of unconsolidated entities	96	(b)
LKE
Indemnification of lease termination and other divestitures	$200	(c)	2021
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(d)

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
(b)Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At March 31, 2021, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.
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
(d)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. LKE's proportionate share of OVEC's outstanding debt was $103 million at March 31, 2021, consisting of LG&E's share of $71 million and KU's share of $32 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 11 in PPL's, LKE's, LG&E's and KU's 2020 Form 10-K for additional information on the OVEC power purchase contract.

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

To date, there has been no material impact on the Registrants’ operations, financial condition, liquidity or on their supply chain as a result of COVID-19; however, the duration and severity of the outbreak and its ultimate effects on the global economy, the financial markets, or the Registrants’ workforce, customers and suppliers are uncertain. A protracted slowdown of broad sectors of the economy, prolonged or pervasive restrictions on businesses and their workforces, or significant changes in legislation or regulatory policy to address the COVID-19 pandemic all present significant risks to the Registrants. These or other unpredictable events resulting from the pandemic could further reduce customer demand for electricity and gas, impact the Registrants’ employees and supply chains, result in an increase in certain costs, delay payments or increase bad debts, or result in changes in the fair value of their assets and liabilities, which could materially and adversely affect the Registrants’ business, results of operations, financial condition or liquidity.

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

	Three Months
	2021	2020
PPL Electric from PPL Services	$10	$10
LKE from PPL Services	6	6
PPL Electric from PPL EU Services	50	41
LG&E from LKS	42	38
KU from LKS	44	41

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

Intercompany Borrowings

(PPL Electric)

PPL Energy Funding maintains a $650 million revolving line of credit with a PPL Electric subsidiary. No balance was outstanding at March 31, 2021 and December 31, 2020. The interest rates on borrowings are equal to one-month LIBOR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the Income Statements.

(LKE)

LKE maintains a $375 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. The interest rates on borrowings are equal to one-month LIBOR plus a spread. At March 31, 2021 and December 31, 2020, $227 million and $251 million were outstanding and reflected in "Notes payable with affiliates" on the Balance Sheets. The interest rates on the outstanding borrowings at March 31, 2021 and December 31, 2020 were 1.62% and 1.65%. Interest expense on the revolving line of credit was not significant for the three months ended March 31, 2021 and 2020.

LKE maintains an agreement with a PPL affiliate that has a $300 million borrowing limit whereby LKE can loan funds on a short-term basis at market-based rates. No balance was outstanding at March 31, 2021 and December 31, 2020. The interest rate on the loan is based on the PPL affiliate's credit rating and equal to one-month LIBOR plus a spread.

LKE maintains ten-year notes with a combined value of $1.2 billion with a PPL affiliate with a weighted-average interest rate of 3.89% and maturities ranging from 2026 to 2030. At March 31, 2021 and December 31, 2020, the notes were reflected in "Long-term debt to affiliate" on the Balance Sheets. The total interest expense on the 10-year notes was $12 million and $7 million for the three months ended March 31, 2021 and 2020.

(LG&E and KU)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to the difference between LG&E's FERC borrowing limit and LG&E's commercial paper capacity limit at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on LIBOR. LG&E's money pool borrowing limit is $325 million. No balances were outstanding at March 31, 2021 and December 31, 2020.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to the difference between KU's FERC borrowing limit and KU's commercial paper capacity limit at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on LIBOR. KU's money pool borrowing limit is $300 million. No balances were outstanding at March 31, 2021 and December 31, 2020.

VEBA Funds Receivable (PPL Electric)

In May 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay medical claims of active bargaining unit employees. Based on PPL Electric's participation in PPL’s Other Postretirement Benefit plan, PPL Electric was allocated a portion of the excess funds from PPL Services. These funds have been recorded as an intercompany receivable on PPL Electric's Balance Sheets. The receivable balance decreases as PPL Electric pays incurred medical claims and is reimbursed by PPL Services. The intercompany receivable balance associated with these funds was $20 million as of March 31, 2021, of which $10 million was reflected in "Accounts receivable from affiliates" and $10 million was reflected in "Other noncurrent assets" on the PPL Electric Balance Sheet. The intercompany receivable balance associated with these funds was $22 million as of December 31, 2020, of which $10 million was reflected in "Accounts receivable from affiliates" and $12 million was reflected in "Other noncurrent assets" on the PPL Electric Balance Sheet.

Other (PPL Electric, LG&E and KU)

See Note 10 for discussions regarding intercompany allocations associated with defined benefits.

13. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended March 31, were:

	Three Months
	2021	2020
Other Income
Defined benefit plans - non-service credits (Note 10)	$4	$1
AFUDC - equity component	4	3
Miscellaneous	—	1
Total Other Income	8	5
Other Expense
Charitable contributions	1	1
Miscellaneous	7	9
Total Other Expense	8	10
Other Income (Expense) - net	$—	$(5)

14. Fair Value Measurements

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models) and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. See Note 1 in each Registrant's 2020 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	March 31, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$421	$421	$—	$—	$442	$442	$—	$—
Restricted cash and cash equivalents (a)	1	1	—	—	1	1	—	—
Special use funds (a):
Commingled debt fund measured at NAV (b)	25	—	—	—	26	—	—	—
Commingled equity fund measured at NAV (b)	24	—	—	—	25	—	—	—
Total special use funds	49	—	—	—	51	—	—	—
Total assets	$471	$422	$—	$—	$494	$443	$—	$—

Liabilities
Price risk management liabilities (c):
Interest rate swaps	$17	$—	$17	$—	$23	$—	$23	$—
Total price risk management liabilities	$17	$—	$17	$—	$23	$—	$23	$—

PPL Electric
Assets
Cash and cash equivalents	$29	$29	$—	$—	$40	$40	$—	$—
Total assets	$29	$29	$—	$—	$40	$40	$—	$—

LKE
Assets
Cash and cash equivalents	$16	$16	$—	$—	$29	$29	$—	$—
Total assets	$16	$16	$—	$—	$29	$29	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$17	$—	$17	$—	$23	$—	$23	$—
Total price risk management liabilities	$17	$—	$17	$—	$23	$—	$23	$—

LG&E
Assets
Cash and cash equivalents	$7	$7	$—	$—	$7	$7	$—	$—
Total assets	$7	$7	$—	$—	$7	$7	$—	$—

	March 31, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Liabilities
Price risk management liabilities:
Interest rate swaps	$17	$—	$17	$—	$23	$—	$23	$—
Total price risk management liabilities	$17	$—	$17	$—	$23	$—	$23	$—

KU
Assets
Cash and cash equivalents	$8	$8	$—	$—	$22	$22	$—	$—
Total assets	$8	$8	$—	$—	$22	$22	$—	$—

(a)Included in "Other current assets" on the Balance Sheets.
(b)In accordance with accounting guidance, certain investments that are measured at fair value using net asset value per share (NAV), or its equivalent, have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Balance Sheets.
(c)Current portion is included in "Other current liabilities" and noncurrent portion is included in "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

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

Nonrecurring Fair Value Measurements (PPL)

See Note 9 for information regarding the estimated fair value of the U.K. utility business which is classified as held for sale as of March 31, 2021.

Financial Instruments Not Recorded at Fair Value (All Registrants)

The carrying amounts of long-term debt on the Balance Sheets and their estimated fair values are set forth below. Long-term debt is classified as Level 2. The effect of third-party credit enhancements is not included in the fair value measurement.

	March 31, 2021		December 31, 2020
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$14,691	$16,607	$14,689	$17,774
PPL Electric	4,237	4,881	4,236	5,338
LKE	6,075	7,051	6,074	7,589
LG&E	2,007	2,321	2,007	2,499
KU	2,618	3,042	2,618	3,334

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

•WPD is exposed to volumetric risk which is significantly mitigated as a result of the method of regulation in the U.K. Under the RIIO-ED1 price control regulations, recovery of such exposure occurs on a two year lag. See Note 1 in PPL's 2020 Form 10-K for additional information on revenue recognition under RIIO-ED1.
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

PPL is exposed to credit risk from "in-the-money" interest rate derivatives with financial institutions, as well as additional credit risk through certain of its subsidiaries, as discussed below.

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

PPL had no obligation and an immaterial obligation to return cash collateral under master netting arrangements at March 31, 2021 and December 31, 2020.

PPL had a $22 million obligation and no obligation to post cash collateral under master netting arrangements at March 31, 2021 and December 31, 2020.

LKE, LG&E and KU had no obligation to return cash collateral under master netting arrangements at March 31, 2021 and December 31, 2020.

LKE, LG&E and KU had no obligation to post cash collateral under master netting arrangements at March 31, 2021.and December 31, 2020.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL had no such contracts at March 31, 2021.

At March 31, 2021, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $202 million that mature in 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes. In March 2021, $500 million of WPD's U.S. dollar-denominated senior notes were repaid prior to maturity and $500 million notional value of cross-currency interest rate swap contracts matured.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three months ended March 31, 2021 and 2020, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At March 31, 2021, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At March 31, 2021, LG&E held contracts with a notional amount of $64 million that mature in 2033.

Foreign Currency Risk (PPL)

PPL is exposed to foreign currency risk, primarily through investments in and earnings of U.K. affiliates. PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions, including the anticipated sale of its U.K. utility business and net investments. In addition, PPL enters into financial instruments to protect against foreign currency translation risk of expected GBP earnings.

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. There were no contracts outstanding at March 31, 2021.

At March 31, 2021 and December 31, 2020, PPL had $33 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings and anticipated transactions, including the anticipated sale of its U.K. utility business. At March 31, 2021, the total exposure hedged by PPL was approximately £7.5 billion.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts include certain full requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 7 for amounts recorded in regulatory assets and regulatory liabilities at March 31, 2021 and December 31, 2020.

See Note 1 in each Registrant's 2020 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	March 31, 2021				December 31, 2020
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps (a) (b)	$—	$1	$—	$—	$—	$—	$—	$2
Cross-currency swaps (c)	2	—	—	—	94	—	—	—
Foreign currency contracts (c)	—	—	23	180	—	—	—	137
Total current	2	1	23	180	94	—	—	139
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps (a) (b)	—	16	—	—	—	—	—	21
Cross-currency swaps (c)	37	—	—	—	52	—	—	—
Total noncurrent	37	16	—	—	52	—	—	21
Total derivatives	$39	$17	$23	$180	$146	$—	$—	$160

(a)Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.
(b)Excludes accrued interest, if applicable.
(c)Included in "Current assets held for sale" and "Current liabilities held for sale" on the Balance Sheets.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended March 31, 2021.

	Three Months		Three Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$—	Interest expense	$(1)
		Income (Loss) from Discontinued Operations (net of taxes)	(1)
Cross-currency swaps	(46)	Income (Loss) from Discontinued Operations (net of taxes)	(37)
Total	$(46)		$(39)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months
Foreign currency contracts	Income (Loss) from Discontinued Operations (net of taxes)	$(25)
Interest rate swaps	Interest expense	(1)
	Total	$(26)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$6

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended March 31, 2020.

	Three Months		Three Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$(5)	Interest expense	$(2)
		Income (Loss) from Discontinued Operations (net of taxes)	(1)
Cross-currency swaps	15	Income (Loss) from Discontinued Operations (net of taxes)	6
Total	$10		$3

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months
Foreign currency contracts	Income (Loss) from Discontinued operations (net of taxes)	$62
Interest rate swaps	Interest expense	(1)
	Total	$61
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$(8)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended March 31, 2021.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months
	Interest Expense	Income (Loss) from Discontinued Operations (net of income taxes)
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$153	$(2,043)
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(1)	(1)
Cross-currency swaps:
Hedged items	—	37
Amount of gain (loss) reclassified from AOCI to Income	—	(37)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended March 31, 2020.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months
	Interest Expense	Income (Loss) from Discontinued Operations (net of taxes)
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$154	$350
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(2)	(1)
Cross-currency swaps:
Hedged items	—	(6)
Amount of gain (loss) reclassified from AOCI to Income	—	6

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	March 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$1	$—	$2
Total current	—	1	—	2
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	16	—	21
Total noncurrent	—	16	—	21
Total derivatives	$—	$17	$—	$23

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended March 31, 2021.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months
Interest rate swaps	Interest expense	$(1)
	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$6

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended March 31, 2020.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months
Interest rate swaps	Interest expense	$(1)
	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$(8)
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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
March 31, 2021
Treasury Derivatives
PPL	$62	$18	$—	$44	$197	$18	$22	$157
LKE	—	—	—	—	17	—	—	17
LG&E	—	—	—	—	17	—	—	17

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2020
Treasury Derivatives
PPL	$146	$34	$—	$112	$160	$34	$—	$126
LKE	—	—	—	—	23	—	—	23
LG&E	—	—	—	—	23	—	—	23

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

(PPL)

At March 31, 2021, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

PPL
Aggregate fair value of derivative instruments in a net liability position with credit risk-related contingent features	$161
Aggregate fair value of collateral posted on these derivative instruments	22
Aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade (a)	139

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

The changes in the carrying amounts of AROs were as follows.

	PPL	LKE	LG&E	KU
Balance at December 31, 2020	$182	$182	$67	$115
Accretion	4	4	1	3
Obligations settled	(15)	(15)	(6)	(9)
Balance at March 31, 2021	$171	$171	$62	$109

17. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended March 31 were as follows.

	Foreign currency translation adjustments (a)	Unrealized gains (losses) on qualifying derivatives	Defined benefit plans (b)
			Prior service costs	Actuarial gain (loss)	Total
PPL
December 31, 2020	$(1,158)	$—	$(16)	$(3,046)	$(4,220)
Amounts arising during the period	303	(30)	—	—	273
Reclassifications from AOCI	—	25	—	40	65
Net OCI during the period	303	(5)	—	40	338
March 31, 2021	$(855)	$(5)	$(16)	$(3,006)	$(3,882)

December 31, 2019	$(1,425)	$(5)	$(18)	$(2,910)	$(4,358)
Amounts arising during the period	(61)	8	—	—	(53)
Reclassifications from AOCI	—	(3)	1	47	45
Net OCI during the period	(61)	5	1	47	(8)
March 31, 2020	$(1,486)	$—	$(17)	$(2,863)	$(4,366)

(a)    Amounts relate to operations of the U.K. utility business.
(b)    Substantially all of the amounts relate to pension plans of the U.K. utility business. At March 31, 2021, the combined accumulated other comprehensive loss related to these plans was $2.8 billion.

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the periods ended March 31.

	Three Months		Affected Line Item on the
Details about AOCI	2021	2020	Statements of Income
Qualifying derivatives
Interest rate swaps	$(1)	$(2)	Interest Expense
	(1)	(1)	Income (Loss) from Discontinued Operations (net of income taxes)
Cross-currency swaps	(37)	6	Income (Loss) from Discontinued Operations (net of income taxes)
Total Pre-tax	(39)	3
Income Taxes	14	—
Total After-tax	(25)	3

Defined benefit plans
Prior service costs (a)	—	(1)
Net actuarial loss (a)	(62)	(59)
Total Pre-tax	(62)	(60)
Income Taxes	22	12
Total After-tax	(40)	(48)

Total reclassifications during the period	$(65)	$(45)

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

The following should be read in conjunction with the Registrants' Condensed Consolidated Financial Statements and the accompanying Notes and with the Registrants' 2020 Form 10-K. Capitalized terms and abbreviations are defined in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•"Overview" provides a description of each Registrant's business strategy and a discussion of important financial and operational developments.

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2021 with the same period in 2020. The PPL "Results of Operations" also includes "Segment Earnings" and "Adjusted Gross Margins," which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure.

•"Financial Condition - Liquidity and Capital Resources" provides an analysis of the Registrants' liquidity positions and credit profiles. This section also includes a discussion of rating agency actions.

•"Financial Condition - Risk Management" provides an explanation of the Registrants' risk management programs relating to market and credit risk.

•"Application of Critical Accounting Policies" provides an update to PPL's critical accounting policy related to "Income Taxes."

Overview

Introduction

(PPL)

PPL, headquartered in Allentown, Pennsylvania, is a utility holding company. PPL, through its regulated utility subsidiaries, delivers electricity to customers in the U.K., Pennsylvania, Kentucky and Virginia; delivers natural gas to customers in Kentucky; and generates electricity from power plants in Kentucky. On March 17, 2021, PPL WPD Limited entered into a share purchase agreement to sell PPL's U.K. utility business, which substantially represents PPL's U.K. Regulated segment. As a result of this strategic shift in the operations of the business, PPL will no longer provide segment information for the U.K. Regulated segment. See "Financial and Operational Developments - "Share Purchase Agreement to Sell U.K. Utility Business" below for additional information.

PPL's principal subsidiaries are shown below (* denotes a Registrant).

PPL Corporation*

PPL Electric* Engages in the regulated transmission and distribution of electricity in Pennsylvania	LKE*	PPL Capital Funding Provides financing for the operations of PPL and certain subsidiaries

LG&E* Engages in the regulated generation, transmission, distribution and sale of electricity and regulated distribution and sale of natural gas in Kentucky	KU* Engages in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky

Pennsylvania Regulated Segment	Kentucky Regulated Segment

PPL's reportable segments' results primarily represent the results of LKE and PPL Electric, except that in 2020 the reportable segments were also allocated certain corporate level financing and other costs that were not included in the results of LKE and PPL Electric. In 2021, corporate level financing costs are no longer being allocated to the reportable segments.

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

(LKE)

LKE, headquartered in Louisville, Kentucky, is a wholly owned subsidiary of PPL and a holding company that owns regulated utility operations through its subsidiaries, LG&E and KU, which constitute substantially all of LKE's assets. LG&E and KU are engaged in the generation, transmission, distribution and sale of electricity. LG&E also engages in the transmission, distribution and sale of natural gas in Kentucky. LG&E and KU maintain separate corporate identities and serve customers in Kentucky under their respective names. KU also serves customers in Virginia under the Old Dominion Power name.

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

Business Strategy

(All Registrants)

PPL's strategy, which is supported by the other Registrants, is to achieve industry-leading performance in safety, reliability, customer satisfaction and operational efficiency; to advance a clean energy transition while maintaining affordability and reliability; to maintain a strong financial foundation and create long-term value for our shareowners; to foster a diverse and exceptional workplace; and to build strong communities in areas that we serve.

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

In March 2021, PPL entered into definitive agreements that strategically reposition the company as a U.S.-based energy company focused on building the utilities of the future. PPL WPD Limited entered into a share purchase agreement to sell PPL's U.K. utility business to a subsidiary of National Grid plc. PPL and its subsidiary, PPL Energy Holdings also entered into a separate share purchase agreement to acquire The Narragansett Electric Company from a different subsidiary of National Grid plc, to be financed with a portion of the proceeds from the sale of the U.K. utility business. On May 3, 2021, an Assignment and Assumption Agreement was entered into by PPL, PPL Energy Holdings, PPL Rhode Island Holdings and National Grid U.S. whereby certain interests of PPL Energy Holdings in the Narragansett SPA were assigned to and assumed by PPL Rhode Island Holdings. The announced transactions are intended to strengthen PPL’s credit metrics, enhance long-term earnings growth and predictability, and provide the company with greater financial flexibility to invest in sustainable energy solutions. See Note 9 to the Financial Statements, and the discussions in "Financial and Operating Developments" below, for additional information on these transactions.

Financial and Operational Developments

(PPL)

Share Purchase Agreement to Sell U.K. Utility Business

On March 17, 2021, PPL WPD Limited (WPD Limited) entered into a share purchase agreement (WPD SPA) to sell PPL's U.K. utility business to National Grid Holdings One plc (National Grid U.K.), a subsidiary of National Grid plc. Pursuant to the WPD SPA, National Grid U.K. will acquire 100% of the issued share capital of PPL WPD Investments Limited (WPD Investments) for £7.8 billion in cash. WPD Limited will also receive an additional amount of £548,000 for each day during the period from January 1, 2021 to the closing date if the dividends usually declared by WPD Investments to WPD Limited are not paid for that period.

The completion of the transaction, which is currently expected to occur by the end of July 2021, is subject to approval by National Grid plc's shareholders and receipt of regulatory approvals from the Financial Conduct Authority (the FCA), the Guernsey Financial Services Commission and, if applicable at the time of closing, from the U.K. Secretary of State in connection with the National Security and Investment Bill 2020. On April 22, 2021, National Grid plc’s shareholders approved the transaction pursuant to the listing rules of the FCA. On May 4, 2021, the Guernsey Financial Services Commission approved the transaction. The approval of the FCA is the sole remaining approval before the transaction can be consummated. The consummation of the transaction is not subject to a financing condition.

In connection with entering into the WPD SPA, the U.K. utility business has met the accounting criteria to be classified as assets and liabilities held for sale and discontinued operations beginning with the first quarter of 2021. Accordingly, PPL’s investment in the U.K. utility business has been reported at its estimated fair value, less costs to sell, resulting in an estimated pre-tax loss on sale of $1.6 billion as of March 31, 2021.

See Note 9 to the Financial Statements for additional information on the WPD SPA.

Share Purchase Agreement to Acquire The Narragansett Electric Company

On March 17, 2021, PPL and its subsidiary, PPL Energy Holdings, entered into a share purchase agreement (Narragansett SPA) with National Grid USA (National Grid U.S.), a subsidiary of National Grid plc to acquire 100% of the outstanding shares of common stock of The Narragansett Electric Company (Narragansett Electric) for approximately $3.8 billion in cash. On May 3, 2021, an Assignment and Assumption Agreement was entered into by PPL, PPL Energy Holdings, PPL Rhode Island Holdings and National Grid U.S. whereby certain interests of PPL Energy Holdings in the Narragansett SPA were assigned to and assumed by PPL Rhode Island Holdings. Pursuant to that Assignment and Assumption Agreement, PPL Rhode Island Holdings became the purchasing entity under the Narragansett SPA. The acquisition is expected to be funded with proceeds from the sale of the U.K. utility business. PPL has agreed to guarantee all obligations of PPL Energy Holdings and PPL Rhode Island Holdings under the Narragansett SPA and the related Assignment and Assumption Agreement.

The closing of the acquisition, which is currently expected to occur by March 2022, is subject to the prior closing of the sale of WPD Investments to National Grid U.K. and is also subject to the receipt of certain U.S. regulatory approvals, as well as other customary conditions to closing. The consummation of the transaction is not subject to a financing condition.

See Note 9 to the Financial Statements for additional information on the Narragansett SPA.

Regulatory Requirements

(All Registrants)

The Registrants cannot predict the impact that future regulatory requirements may have on their financial condition or results of operations.

(PPL, LKE, LG&E and KU)

The businesses of LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, and ELGs. See Notes 7, 11 and 16 to the Financial Statements for a discussion of these significant environmental matters. These and other environmental requirements led PPL, LKE, LG&E and KU to retire approximately 1,200 MW of coal-fired generating plants in Kentucky since 2010.

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

On October 15, 2020, the FERC issued an order on the PPLICA complaints which established hearing and settlement procedures, set a refund effective date of May 21, 2020 and granted the motions to intervene. On November 16, 2020, PPL Electric filed a request for rehearing of the portion of the October 15, 2020 Order that set the May 21, 2020 refund effective date. On December 17, 2020, the FERC issued a Notice of Denial of Rehearing by Operation of Law and Providing for Further Consideration. On February 16 and April 19, 2021, PPL Electric filed Petitions for Review with the United States Court of

Appeals for the District of Columbia Circuit of the portion of the October 15, 2020 Order that set the May 21, 2020 refund effective date.

PPL Electric continues to believe its ROE is just and reasonable and that it has meritorious defenses against the original and amended complaints. Settlement negotiations are currently proceeding, but there can be no assurance that they will result in a final settlement. Although PPL Electric cannot predict the outcome of this matter, in the first quarter of 2021, PPL Electric recorded a revenue reserve of $19 million after-tax. Of this amount, $13 million relates to the period from May 21, 2020 to December 31, 2020. Additional revenue earned from May 21, 2020 through the ultimate resolution of this matter may be subject to refund. A change of 50 basis points to the base ROE would impact PPL Electric's net income by approximately $12 million on an annual basis.

FERC Transmission Rate Filing (PPL, LKE, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. Due to the development of robust, accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. In March 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, subject to FERC review and approval. In July 2019, LG&E and KU proposed their transition mechanism to the FERC and in September 2019, the FERC rejected the proposed transition mechanism. In September 2020, the FERC issued orders in the rehearing process that modified various aspects of the September 2019 orders which had approved future termination of the credits, including adjusting which customer arrangements are covered by the transition mechanism and respective future periods or dates for termination of credits. In November 2020, the FERC denied the parties' rehearing requests. In November 2020 and January 2021, LG&E and KU and other parties appealed the September 2020 and November 2020 orders at the D.C. Circuit Court of Appeals. The appellate proceedings are continuing, and also include certain additional prior pending petitions for review relating to the matter. On January 15, 2021, LG&E and KU made a filing seeking FERC acceptance of a new proposal for a transition mechanism. On March 16, 2021, the FERC accepted the filed transition mechanism agreements effective on March 17, 2021 but subject to refund, and established hearing and settlement procedures. LG&E and KU are also required to make certain compliance filings consistent with the March 16, 2021 order. LG&E and KU cannot predict the outcome of the respective appellate and FERC proceedings. LG&E and KU currently receive recovery of the waivers and credits provided through other rate mechanisms and such rate recovery would be anticipated to be adjusted consistent with potential changes or terminations of the waivers and credits, as such become effective.

Rate Case Proceedings (PPL, LKE, LG&E and KU)

On November 25, 2020, LG&E and KU filed requests with the KPSC for an increase in annual electricity and gas revenues of approximately $331 million ($131 million and $170 million in electricity revenues at LG&E and KU and $30 million in gas revenues at LG&E). The revenue increases would be an increase of 11.6% and 10.4% in electricity revenues at LG&E and KU, and an increase of 8.3% in gas revenues at LG&E. In recognition of the economic impact of COVID-19, LG&E and KU requested approval of a one-year billing credit which will credit customers approximately $53 million ($41 million at LG&E and $12 million at KU). The billing credit represents the return to customers of certain regulatory liabilities on LG&E’s and KU’s Balance Sheets and serves to partially mitigate the rate increases during the first year in which the new rates are in effect.

LG&E’s and KU’s applications also included a request for a CPCN to deploy Advanced Metering Infrastructure across LG&E’s and KU’s service territories in Kentucky.
The applications were based on a forecasted test year of July 1, 2021 through June 30, 2022 and requested an authorized return on equity of 10.0%.

On April 19, 2021, LG&E and KU entered into an agreement with all intervening parties to the proceedings resolving all matters in their applications, with the explicit exception of LG&E's and KU's net metering proposals. The agreement proposes increases in annual revenues of $217 million ($77 million and $116 million in electricity revenues at LG&E and KU and $24 million in gas revenues at LG&E) based on an authorized return on equity of 9.55%. The proposal includes an authorized

9.35% return on equity for the ECR and GLT mechanisms. The agreement does not modify the requested one-year billing credit. The agreement proposes that the KPSC should grant LG&E’s and KU’s request for a CPCN to deploy Advanced Metering Infrastructure and proposes the establishment of a Retired Asset Recovery rider (RAR) to provide recovery of and return on the remaining investment in certain electric generating units upon their retirement over a ten-year period following retirement. In respect of the RAR rider, the agreement proposes that LG&E and KU will continue to use currently approved depreciation rates for Mill Creek units 1 and 2 and Brown Unit 3. The agreement also proposes a four-year “stay-out” commitment from LG&E and KU to refrain from effective base rate increases before July 1, 2025, subject to certain exceptions.

A hearing on the agreement, and the underlying proceedings, was completed on April 28, 2021. Subject to KPSC approval, the rates, decreased by the amount of the billing credit, are expected to become effective July 1, 2021. An Order on the net metering issues is expected by the end of September 2021. PPL, LKE, LG&E and KU cannot predict the outcome of these proceedings.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2021 with the same period in 2020. The "Segment Earnings" and "Adjusted Gross Margins" discussions provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure.

(PPL Electric, LKE, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LKE, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2021 with the same period in 2020.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis, Segment Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results:

	Three Months
	2021	2020	$ Change
Operating Revenues	$1,498	$1,440	$58
Operating Expenses
Operation
Fuel	177	163	14
Energy purchases	220	201	19
Other operation and maintenance	367	355	12
Depreciation	267	250	17
Taxes, other than income	52	47	5
Total Operating Expenses	1,083	1,016	67
Other Income (Expense) - net	—	(5)	5
Interest Expense	153	154	(1)
Income from Continuing Operations Before Income Taxes	262	265	(3)
Income Taxes	59	61	(2)
Income from Continuing Operations After Income Taxes	203	204	(1)
Income (Loss) from Discontinued Operations (net of income taxes) (Note 9)	(2,043)	350	(2,393)
Net Income (Loss)	$(1,840)	$554	$(2,394)
Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
PPL Electric Distribution price	$(2)
PPL Electric Distribution volume (a)	17
PPL Electric PLR (b)	6
PPL Electric Transmission Formula Rate (c)	(22)
LKE Volumes (a)	42
LKE Fuel and other energy prices (d)	14
Other	3
Total	$58

(a)The increase was primarily due to favorable weather.
(b)The increase was due to favorable volumes of $32 million, partially offset by lower prices of $20 million and higher customer shopping of $6 million.
(c)The decrease was primarily due to a $27 million reserve recorded due to a challenge to the transmission formula rate return on equity and a $17 million decrease as a result of a lower PPL zonal peak load billing factor, partially offset by $19 million from returns on additional transmission capital investments. See Note 7 to the Financial Statements for additional information on the transmission formula rate return on equity challenge.
(d)The increase was primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs and higher off-system sales prices.

Fuel

Fuel increased $14 million for the three months ended March 31, 2021 compared with 2020, primarily due to an increase in volumes driven by weather.

Energy Purchases

Energy purchases increased $19 million for the three months ended March 31, 2021 compared with 2020, primarily due to an $11 million increase in gas volumes driven by weather and a $3 million increase in commodity costs. at LKE

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

Three Months
PPL Electric storm costs	$6
PPL Electric Act 129	(1)
PPL Electric bad debts	(3)
PPL Electric canceled projects	(11)
LKE plant operations and maintenance	8
LKE transmission operations and maintenance	3
LKE distribution operations and maintenance	3
Other	7
Total	$12

Depreciation

The increase in depreciation was due to:

Three Months
Additions to PP&E, net	$13
Other	4
Total	$17

Income Taxes

Income taxes decreased $2 million for the three months ended March 31, 2021 compared with 2020, primarily due to a change in pre-tax income. See Note 6 to the Financial Statements for additional information on income taxes.

Income (Loss) from Discontinued Operations (net of income taxes)

Income (Loss) from Discontinued Operations (net of income taxes) decreased $2.4 billion for the three months ended March 31, 2021 compared with 2020. The decrease was attributable primarily to a loss on sale of approximately $1.6 billion and an increase in income tax expense of $672 million in 2021. The increase in income tax expense includes federal tax expense of $689 million for the recognition of the tax cost associated with the realization of the book-tax outside basis difference in PPL's investment in the U.K. utility business. See "Discontinued Operations" in Note 9 to the Financial Statements for summarized results of operations for the U.K. utility business.

Segment Earnings

PPL's Net Income by reportable segment for the periods ended March 31 was as follows:

	Three Months
	2021	2020	$ Change
Kentucky Regulated	$146	$127	$19
Pennsylvania Regulated	113	118	(5)
Corporate and Other (a)(b)	(56)	(41)	(15)
Discontinued Operations (c)	(2,043)	350	(2,393)
Net Income	$(1,840)	$554	$(2,394)

(a)Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results.
(b)The amount for the period ended March 31, 2020 has been adjusted for certain costs that were previously included in the U.K. Regulated segment.
(c)See Note 9 to the Financial Statements for additional information.

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
• Other charges or credits that are, in management's view, non-recurring or otherwise not reflective of the company's ongoing operations.

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended March 31 were as follows:

	Three Months
	2021	2020	$ Change
Kentucky Regulated	$142	$127	$15
Pennsylvania Regulated	126	118	8
Corporate and Other (a)	(49)	(39)	(10)
Earnings from Ongoing Operations	$219	$206	$13

(a)The amount for the period ended March 31, 2020 has been adjusted for certain costs that were previously included in the U.K. Regulated segment.

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations conducted by LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 72% of PPL's Income from Continuing Operations After Income Taxes for the three months ended March 31, 2021 and 54% of PPL's assets excluding "Current assets held for sale" at March 31, 2021.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results.

	Three Months
	2021	2020	$ Change
Operating revenues	$885	$825	$60
Fuel	177	163	14
Energy purchases	71	57	14
Other operation and maintenance	220	204	16
Depreciation	156	149	7
Taxes, other than income	21	18	3
Total operating expenses	645	591	54
Other Income (Expense) - net	—	—	—
Interest Expense	64	75	(11)
Income Taxes	30	32	(2)
Net Income	146	127	19
Less: Special Items	4	—	4
Earnings from Ongoing Operations	$142	$127	$15

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended March 31.

	Income Statement Line Item	Three Months
		2021	2020
Valuation allowance adjustment (a)	Income Taxes	$4	$—
Total Special Items		$4	$—

(a)Adjustment of valuation allowances related to certain tax credits recorded in 2017 as a result of the TCJA.

The changes in the components of the Kentucky Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Kentucky Adjusted Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line items.

Three Months
Kentucky Adjusted Gross Margins	$23
Other operation and maintenance	(12)
Depreciation	(4)
Taxes, other than income	(1)
Other Income (Expense) - net	—
Interest Expense	11
Income Taxes	(2)
Earnings from Ongoing Operations	15
Special items, after-tax	4
Net Income	$19

•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Kentucky Adjusted Gross Margins.

•Higher other operation and maintenance expense primarily due to a $7 million increase in plant operations and maintenance and a $4 million increase in distribution operations and maintenance.

•Lower interest expense primarily due to interest costs allocated to the Kentucky Regulated segment in 2020 that were not allocated in 2021.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. In addition, certain costs are allocated to the Pennsylvania Regulated segment. The Pennsylvania Regulated segment represents 56% of PPL's Income from Continuing Operations After Income Taxes for the three months ended March 31, 2021 and 43% of PPL's assets excluding "Current assets held for sale" at March 31, 2021.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results.

	Three Months
	2021	2020	$ Change
Operating revenues	$605	$608	$(3)
Energy purchases	149	144	5
Other operation and maintenance	128	137	(9)
Depreciation	108	98	10
Taxes, other than income	32	30	2
Total operating expenses	417	409	8
Other Income (Expense) - net	5	4	1
Interest Expense	43	44	(1)
Income Taxes	37	41	(4)
Net Income	113	118	(5)
Less: Special Item	(13)	—	(13)
Earnings from Ongoing Operations	$126	$118	$8

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended March 31.

	Income Statement Line Item	Three Months
		2021	2020
Challenge to transmission formula rate return on equity reserve, net of tax of $6 (a)	Operating revenues	$(13)	$—
Total Special Items		$(13)	$—

(a) Represents the portion of the reserve recognized in the March 31, 2021 Statements of Income related to the period from May 21, 2020 through December 31, 2020. See Note 7 to the Financial Statements for additional information.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Pennsylvania Adjusted Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line items.

Three Months
Pennsylvania Adjusted Gross Margins	$2
Other operation and maintenance	11
Depreciation	(5)
Taxes, other than income	—
Other Income (Expense) - net	1
Interest Expense	1
Income Taxes	(2)
Earnings from Ongoing Operations	8
Special Item, after tax	(13)
Net Income	$(5)

•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Pennsylvania Adjusted Gross Margins.

•Lower other operation and maintenance expense primarily due to lower canceled project write offs.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended March 31.

	2021 Three Months
	KY Regulated	PA Regulated	Corporate and Other	Discontinued Operations (a)	Total
Net Income	$146	$113	$(56)	$(2,043)	$(1,840)
Less: Special Items (expense) benefit:
Income (Loss) from Discontinued Operations (a)	—	—	—	(2,047)	(2,047)
Talen litigation costs, net of tax of $1 (b)	—	—	(3)	—	(3)
Valuation allowance adjustment (c)	4	—	(4)	4	4
Challenge to transmission formula rate return on equity reserve, net of tax of $6	—	(13)	—	—	(13)
Total Special Items	4	(13)	(7)	(2,043)	(2,059)
Earnings from Ongoing Operations	$142	$126	$(49)	$—	$219

	2020 Three Months
	KY Regulated	PA Regulated	Corporate and Other (d)	Discontinued Operations (a)	Total
Net Income	$127	$118	$(41)	$350	$554
Less: Special Items (expense) benefit:
Income (Loss) from Discontinued Operations (a)	—	—	—	350	350
Talen litigation costs, net of tax of $1 (b)	—	—	(2)	—	(2)
Total Special Items	—	—	(2)	350	348
Earnings from Ongoing Operations	$127	$118	$(39)	$—	$206

(a)See Note 9 to the Financial Statements for additional information.
(b)PPL incurred legal expenses related to litigation with its former affiliate, Talen Montana. See Note 11 to the Financial Statements for additional information.
(c)Adjustment of valuation allowances related to certain tax credits recorded in 2017 as a result of the TCJA.
(d)The amount for the period ended March 31, 2020 has been adjusted for certain costs that were previously included in the U.K. Regulated segment.

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

Changes in Adjusted Gross Margins

The following table shows Adjusted Gross Margins by PPL's reportable segment and by component, as applicable for the periods ended March 31 as well as the change between periods. The factors that gave rise to the changes are described following the table.

	Three Months
	2021	2020	$ Change
Kentucky Regulated
Kentucky Adjusted Gross Margins	$570	$547	$23

Pennsylvania Regulated
Pennsylvania Adjusted Gross Margins
Distribution	$247	$242	$5
Transmission	156	159	(3)
Total Pennsylvania Adjusted Gross Margins	$403	$401	$2

Kentucky Adjusted Gross Margins

Kentucky Adjusted Gross Margins increased due to increased sales volumes primarily due to weather.

Pennsylvania Adjusted Gross Margins

Distribution

Distribution Adjusted Gross Margins increased primarily due to $13 million of higher sales volumes largely due to weather, partially offset by $8 million of lower returns on distribution system improvement capital investments.

Transmission

Transmission Adjusted Gross Margins decreased for the three months ended March 31, 2021, compared with 2020, primarily due to a $17 million decrease as a result of a lower PPL zonal peak load billing factor and $8 million due to a reserve recorded as a result of a challenge to the transmission formula rate return on equity. Partially offsetting these unfavorable items was $19 million of returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability. See Note 7 to the Financial Statements for additional information on the transmission formula rate return on equity challenge.

Reconciliation of Adjusted Gross Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended March 31.

	2021 Three Months
	Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$885	$624	$(11)	$1,498
Operating Expenses
Fuel	177	—	—	177
Energy purchases	71	149	—	220
Other operation and maintenance	25	25	317	367
Depreciation	40	17	210	267
Taxes, other than income	2	30	20	52
Total Operating Expenses	315	221	547	1,083
Total	$570	$403	$(558)	$415

	2020 Three Months
	Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$825	$608	$7	$1,440
Operating Expenses
Fuel	163	—	—	163
Energy purchases	57	144	—	201
Other operation and maintenance	21	23	311	355
Depreciation	37	12	201	250
Taxes, other than income	—	28	19	47
Total Operating Expenses	278	207	531	1,016
Total	$547	$401	$(524)	$424

(a)Represents amounts excluded from Adjusted Gross Margins.
(b)As reported on the Statements of Income.

PPL Electric: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2021	2020	$ Change
Operating Revenues	$605	$608	$(3)
Operating Expenses
Operation
Energy purchases	149	144	5
Other operation and maintenance	128	137	(9)
Depreciation	108	98	10
Taxes, other than income	32	30	2
Total Operating Expenses	417	409	8
Other Income (Expense) - net	5	3	2
Interest Income from Affiliate	—	1	(1)
Interest Expense	43	44	(1)
Income Taxes	37	41	(4)
Net Income	$113	$118	$(5)

Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
Distribution price	$(2)
Distribution volume (a)	17
PLR (b)	6
Transmission Formula Rate (c)	(22)
Other	(2)
Total	$(3)

(a)The increase was primarily due to favorable weather.
(b)The increase was due to favorable volumes of $32 million, partially offset by lower prices of $20 million and higher customer shopping of $6 million.
(c)The decrease was primarily due to a $27 million reserve recorded due to a challenge to the transmission formula rate return on equity and a $17 million decrease as a result of a lower PPL zonal peak load billing factor, partially offset by $19 million from returns on additional transmission capital investments. See Note 7 to the Financial Statements for additional information on the transmission formula rate return on equity challenge.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

Three Months
Canceled projects	$(11)
Bad debts	(3)
Act 129	(1)
Storm costs	6
Total	$(9)

Depreciation

Deprecation increased $10 million for the three months ended March 31, 2021 compared with 2020, primarily due to additional assets placed in service, net of retirements.

LKE: Statement of Income Analysis

Statement of Income Analysis
Net income for the periods ended March 31 includes the following results.

	Three Months
	2021	2020	$ Change
Operating Revenues	$885	$825	$60
Operating Expenses
Operation
Fuel	177	163	14
Energy purchases	71	57	14
Other operation and maintenance	220	204	16
Depreciation	156	149	7
Taxes, other than income	21	18	3
Total Operating Expenses	645	591	54
Other Income (Expense) - net	—	—	—
Interest Expense	51	58	(7)
Interest Expense with Affiliate	13	7	6
Income Taxes	30	34	(4)
Net Income	$146	$135	$11

Operating Revenues

The increase in operating revenues was due to:

Three Months
Volumes (a)	$42
Fuel and other energy prices (b)	14
Other	4
Total	$60

(a)The increase was primarily due to favorable weather.
(b)The increase was primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs and higher off-system sales prices.

Fuel

Fuel increased $14 million for the three months ended March 31, 2021 compared with 2020, primarily due to an increase in volumes driven by weather.

Energy Purchases

Energy purchases increased $14 million for the three months ended March 31, 2021 compared with 2020, due to an $11 million increase in gas volumes driven by weather and a $3 million increase in commodity costs.

Other Operation and Maintenance

The increase in other operation and maintenance was due to:

Three Months
Plant operations and maintenance	$8
Transmission operations and maintenance	3
Distribution operations and maintenance	3
Other	2
Total	$16

Depreciation

Depreciation increased $7 million for the three months ended March 31, 2021 compared with 2020, primarily due to additional assets placed into service, net of retirements.

LG&E: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2021	2020	$ Change
Operating Revenues
Retail and wholesale	$421	$393	$28
Electric revenue from affiliate	7	14	(7)
Total Operating Revenues	428	407	21
Operating Expenses
Operation
Fuel	67	74	(7)
Energy purchases	66	52	14
Energy purchases from affiliate	5	—	5
Other operation and maintenance	96	92	4
Depreciation	66	64	2
Taxes, other than income	11	10	1
Total Operating Expenses	311	292	19
Other Income (Expense) - net	(2)	(1)	(1)
Interest Expense	21	22	(1)
Income Taxes	19	19	—
Net Income	$75	$73	$2

Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
Volumes (a)	$13
Fuel and other energy prices (b)	10
Other	(2)
Total	$21

(a)The increase was primarily due to weather.
(b)The increase was primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs and higher off-system sales prices.

Fuel

Fuel decreased $7 million for the three months ended March 31, 2021 compared with 2020, primarily due to the timing of generation maintenance outages.

Energy Purchases

Energy purchases increased $14 million for the three months ended March 31, 2021 compared with 2020, due to an $11 million increase in gas volumes driven by weather and a $3 million increase in commodity costs.

Energy Purchases from affiliate

Energy purchases from affiliate increased $5 million for the three months ended March 31, 2021 compared with 2020, primarily due to the timing of generation maintenance outages.

Other Operation and Maintenance

The increase in other operation and maintenance was due to:

Three Months
Plant operations and maintenance	$3
Other	1
Total	$4

KU: Statement of Income Analysis

Statement of Income Analysis
Net income for the periods ended March 31 includes the following results.

	Three Months
	2021	2020	$ Change
Operating Revenues
Retail and wholesale	$464	$432	$32
Electric revenue from affiliate	5	—	5
Total Operating Revenues	469	432	37
Operating Expenses
Operation
Fuel	110	89	21
Energy purchases	5	5	—
Energy purchases from affiliate	7	14	(7)
Other operation and maintenance	115	104	11
Depreciation	89	84	5
Taxes, other than income	10	9	1
Total Operating Expenses	336	305	31
Other Income (Expense) - net	1	1	—
Interest Expense	27	28	(1)
Income Taxes	21	20	1
Net Income	$86	$80	$6

Operating Revenues

The increase in operating revenues was due to:

Three Months
Volumes (a)	$26
Fuel and other energy prices (b)	5
Other	6
Total	$37

(a)The increase was primarily due to weather.
(b)The increase was primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs and higher off-system sales prices.

Fuel

Fuel increased $21 million for the three months ended March 31, 2021 compared with 2020, primarily due to an increase in volumes driven by weather.

Energy Purchases from affiliate

Energy purchases from affiliate decreased $7 million for the three months ended March 31, 2021 compared with 2020, primarily due to the timing of generation maintenance outages.

Other Operation and Maintenance

The increase in other operation and maintenance was due to:

Three Months
Plant operations and maintenance	$5
Transmission operations and maintenance	3
Distribution operations and maintenance	3
Total	$11

Depreciation

Depreciation increased $5 million for the three months ended March 31, 2021 compared with 2020, primarily due to additional assets placed into service, net of retirements.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL	PPL Electric	LKE	LG&E	KU
March 31, 2021
Cash and cash equivalents	$421	$29	$16	$7	$8
Short-term debt	1,547	205	400	252	148
Long-term debt due within one year	976	400	476	94	132
Notes payable with affiliates		—	227	—	—

December 31, 2020
Cash and cash equivalents	$442	$40	$29	$7	$22
Short-term debt	1,168	—	465	262	203
Long-term debt due within one year	1,074	400	674	292	132
Notes payable with affiliates		—	251	—	—

(PPL)

The Statements of Cash Flows separately report the cash flows of discontinued operations. The "Operating Activities",
"Investing Activities" and "Financing Activities" sections below include only the cash flows of continuing operations.

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the three month periods ended March 31, and the changes between periods, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2021
Operating activities	$396	$121	$376	$181	$224
Investing activities	(472)	(222)	(238)	(111)	(127)
Financing activities	55	90	(151)	(70)	(111)
2020
Operating activities	$413	$132	$320	$171	$193
Investing activities	(619)	(281)	(255)	(117)	(159)
Financing activities	283	(80)	(45)	(62)	(6)
Change - Cash Provided (Used)
Operating activities	$(17)	$(11)	$56	$10	$31
Investing activities	147	59	17	6	32
Financing activities	(228)	170	(106)	(8)	(105)

Operating Activities

The components of the change in cash provided by (used in) operating activities for the three months ended March 31, 2021 compared with 2020 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Net income	$(1)	$(5)	$11	$2	$6
Non-cash components	(13)	(23)	(4)	—	(2)
Working capital	48	58	28	3	25
Defined benefit plan funding	21	—	21	3	1
Other operating activities	(72)	(41)	—	2	1
Total	$(17)	$(11)	$56	$10	$31

(PPL)

PPL's cash provided by operating activities in 2021 decreased $17 million compared with 2020.
•Net income decreased $1 million between the periods and included a decrease in non-cash charges of $13 million. The decrease in non-cash charges was primarily due a decrease in deferred income taxes (due to book versus tax plant timing differences and Federal net operating losses) and a decrease in defined benefit plan expense partially offset by an increase in depreciation expense (primarily due to higher depreciation rates and additional assets placed into service, net of retirements).

•The $48 million increase in cash from changes in working capital was primarily due to a decrease in fuel inventory (primarily due to higher generation and natural gas consumption due to weather), a decrease in unbilled revenue (primarily due to weather), partially offset by an increase in accounts receivable (primarily due to weather, the impact of COVID-19 and timing of receipts) and an increase in regulatory assets and liabilities, net.

•The $72 million decrease in cash provided by other operating activities was driven primarily by a decrease in other assets (primarily related to pension plan assets).

(PPL Electric)

PPL Electric's cash provided by operating activities in 2021 decreased $11 million compared with 2020.
•Net income decreased $5 million between the periods and included a decrease in non-cash components of $23 million. The decrease in non-cash components was primarily due to a decrease in deferred income taxes and investment tax credits (primarily due to book versus tax plant timing differences) and a decrease in other expenses (primarily due to a decrease in canceled projects), partially offset by an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements).

•The $58 million increase in cash from changes in working capital was primarily due to an increase in regulatory liabilities (primarily due to the challenge to transmission formula rate return on equity reserve and the timing of rate recovery mechanisms).

•The $41 million decrease in cash provided by other operating activities was driven primarily by an increase in non-current assets (primarily related to noncurrent receivables and prepayments).

(LKE)

LKE's cash provided by operating activities in 2021 increased $56 million compared with 2020.
•Net income increased $11 million between the periods and included a decrease in non-cash components of $4 million. The decrease in non-cash components was primarily driven by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences and the adjustment of valuation allowances related to certain tax credits), partially offset by an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements).

•The increase in cash from changes in working capital was primarily driven by a decrease in fuel inventory (primarily due to higher generation and natural gas consumption due to weather), an increase in accounts payable (primarily due to timing of payments), a decrease in unbilled revenue (primarily due to weather), and an increase in taxes payable (primarily due to the utilization of a tax credit in the prior year), partially offset by an increase in accounts receivable (primarily due to weather and the impact of COVID-19) and a decrease in other current liabilities (primarily due to timing of payments).

•Defined benefit plan funding was $21 million lower in 2021.

(LG&E)

LG&E's cash provided by operating activities in 2021 increased $10 million compared with 2020.
•Net income increased $2 million between the periods. Non-cash components were consistent between periods.

•The increase in cash from changes in working capital was primarily due to an increase in accounts payable (primarily due to timing of payments) and a decrease in unbilled revenues (primarily due to weather), partially offset by an increase in accounts receivable (primarily due to weather and the impact of COVID-19), an increase in net regulatory assets (primarily due to the timing of rate recovery mechanisms) and a decrease in other current liabilities (primarily due to timing of payments).

(KU)

KU's cash provided by operating activities in 2021 increased $31 million compared with 2020.
•Net income increased $6 million between the periods and included a decrease in non-cash components of $2 million. The decrease in non-cash components was driven by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences), partially offset by an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements).

•The increase in cash from changes in working capital was primarily due to a decrease in fuel inventory (primarily due to higher generation due to weather), a decrease in net regulatory assets (primarily due to the timing of rate recovery mechanisms), an increase in taxes payable (primarily due to an increase in taxable income), a decrease in unbilled revenue (primarily due to weather), partially offset by an increase in accounts receivable (primarily due to weather and the impact of COVID-19) and a decrease in other current liabilities (primarily due to timing of payments).

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities for the three months ended March 31, 2021 compared with 2020 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Expenditures for PP&E	$145	$57	$17	$6	$11
Notes receivable from affiliate	—	—	—	—	21
Other investing activities	2	2	—	—	—
Total	$147	$59	$17	$6	$32

For PPL, the decrease in expenditures for PP&E was due to lower project expenditures at Safari Energy, PPL Electric, LKE, LG&E and KU. The decrease in expenditures at Safari Energy was primarily due to timing differences on capital spending projects. The decrease in expenditures at PPL Electric was primarily due to timing differences on capital spending projects related to the ongoing efforts to improve reliability and replace aging infrastructure. The decrease in expenditures at LKE was primarily due to decreased spending for environmental water projects at LG&E and KU's Trimble County plant, LG&E's Mill Creek plant and KU's Ghent plant, and decreased spending on various other projects at LG&E and KU that are not individually significant, partially offset by spending on ELG projects at LG&E and KU.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the three months ended March 31, 2021 compared with 2020 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Proceeds from project financing	$5	$—	$—	$—	$—
Stock issuances/redemptions, net	(19)	—	—	—	—
Dividends	(3)	50	—	(31)	(19)
Capital contributions/distributions, net	—	—	(10)	(25)	(37)
Issuance of term loan	(200)	—	—	—	—
Retirement of term loan	(300)	—	—	—	—
Change in short-term debt, net	364	120	93	110	(17)
Retirement of commercial paper	(73)	—	(73)	(41)	(32)
Notes payable with affiliate	—	—	(116)	(21)	—
Other financing activities	(2)	—	—	—	—
Total	$(228)	$170	$(106)	$(8)	$(105)

See Note 8 to the Financial Statements in this Form 10-Q for information on 2021 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 8 to the Financial Statements in the Registrants' 2020 Form 10-K for information on 2020 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At March 31, 2021, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,600	$100	$942	$558
PPL Electric Credit Facility	650	—	206	444

LG&E Credit Facilities	500	—	252	248
KU Credit Facilities	400	—	148	252
Total LKE	900	—	400	500
Total U.S. Credit Facilities (a)	$3,150	$100	$1,548	$1,502

(a)The commitments under the U.S. credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 6%, PPL Electric - 6%, LKE - 7%, LG&E - 7% and KU - 7%.

See Note 8 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed Capacity	Borrowed	Commercial Paper Program Capacity	Unused Capacity
LKE Credit Facility	$375	$227	$—	$148
LG&E Money Pool (a)	750	—	425	325
KU Money Pool (a)	650	—	350	300

(a)LG&E and KU participate in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E, and LKE and/or LG&E make available to KU funds up to the difference between LG&E's and KU's FERC borrowing limit and LG&E's and KU's commercial paper capacity limit, at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on LIBOR.

See Note 12 to the Financial Statements for further discussion of intercompany credit facilities.

Commercial Paper (All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facility. The following commercial paper programs were in place at March 31, 2021:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,500	$942	$558
PPL Electric	650	205	445

LG&E (a)	425	252	173
KU	350	148	202
Total LKE	775	400	375
Total PPL	$2,925	$1,547	$1,378

(a)In March 2021, the capacity for the LG&E commercial paper program was increased from $350 million to $425 million.

Long-term Debt (All Registrants)

See Note 8 to the Financial Statements for information regarding the Registrants’ long-term debt activities.

(PPL)

Equity Securities Activities

ATM

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program, including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the three months ended March 31, 2021. The ATM program expired in February 2021.

Common Stock Dividends

In February 2021, PPL declared a quarterly common stock dividend, payable April 1, 2021, of 41.5 cents per share (equivalent to $1.66 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

The rating agencies have taken the following actions related to the Registrants and their subsidiaries during 2021:

(PPL)

In March 2021, Moody's revised its outlook to positive for PPL and PPL Capital Funding.

(PPL and PPL Electric)

In March 2021, S&P revised its outlook to positive for PPL Electric.

(PPL, LKE and LG&E)

In March 2021, Moody’s and S&P assigned ratings of A1 and A to the Louisville/Jefferson County Metro Government, Kentucky’s $128 million 2.00% Pollution Control Revenue Bonds, 2003 Series A, due 2033, previously issued on behalf of LG&E. The bonds were remarketed April 1, 2021.

In March 2021, Moody’s assigned a rating of A1 and in April 2021, S&P assigned a rating of A to the Louisville/Jefferson County Metro Government, Kentucky’s $35 million 1.35% Pollution Control Revenue Bonds, 2001 Series B, due 2027, previously issued on behalf of LG&E. The bonds were remarketed May 3, 2021.

In March 2021, Moody’s assigned a rating of A1 and in April 2021, S&P assigned a rating of A to the County of Trimble, Kentucky’s $35 million 1.35% Pollution Control Revenue Bonds, 2001 Series B, due 2027, previously issued on behalf of LG&E. The bonds were remarketed May 3, 2021.

Ratings Triggers

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 15 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at March 31, 2021.

(All Registrants)

For additional information on the Registrants' liquidity and capital resources, see "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Registrants' 2020 Form 10-K.

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

The following interest rate hedges were outstanding at March 31, 2021.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL
Cash flow hedges
Cross-currency swaps (c)	$202	$39	$(27)	2028
Economic hedges
Interest rate swaps (d)	64	(18)	(1)	2033
LKE
Economic hedges
Interest rate swaps (d)	64	(18)	(1)	2033
LG&E
Economic hedges
Interest rate swaps (d)	64	(18)	(1)	2033

(a)Includes accrued interest, if applicable.
(b)Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability. Sensitivities represent a 10% adverse movement in interest rates, except for cross-currency swaps which also includes a 10% adverse movement in foreign currency exchange rates.
(c)All cross-currency swaps are related to the U.K. utility business. Changes in the fair value of these instruments are recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.
(d)Realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in the fair value of these derivatives are included in regulatory assets or regulatory liabilities.

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at March 31, 2021 was insignificant for PPL, PPL Electric, LKE, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at March 31, 2021 is shown below.

10% Adverse Movement in Rates
PPL	$546
PPL Electric	188
LKE	221
LG&E	80
KU	127

Foreign Currency Risk (PPL)

PPL is exposed to foreign currency risk, primarily through investments in and earnings of U.K. affiliates. PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions, including the anticipated sale of its U.K. utility business and net investments. In addition, PPL enters into financial instruments to protect against foreign currency translation risk of expected GBP earnings.

The following foreign currency hedges were outstanding at March 31, 2021.

	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)	Maturities Ranging Through
Economic hedges (b)	£7,493	$(157)	$(903)	2021

(a)Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)To economically hedge the translation risk of sales proceeds denominated in GBP from the anticipated sale of the U.K. utility business.

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

•WPD is exposed to volumetric risk which is significantly mitigated as a result of the method of regulation in the U.K. Under the RIIO-ED1 price control regulations, recovery of such exposure occurs on a two year lag. See Note 1 in PPL's 2020 Form 10-K for additional information on revenue recognition under RIIO-ED1.
•PPL Electric, LG&E and KU are exposed to volumetric risk on retail sales, mainly due to weather and other economic conditions for which there is limited mitigation between rate cases.

Credit Risk (All Registrants)

See Notes 14 and 15 to the Financial Statements in this Form 10-Q and "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Risk Management - Credit Risk" in the Registrants' 2020 Form 10-K for additional information.

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. Changes in this exchange rate resulted in a pre-tax foreign currency translation gain of $383 million for the three months ended March 31, 2021, which primarily reflected a $662 million increase to PP&E, a $118 million increase to goodwill and a $40 million increase to other net assets, partially offset by a $363 million increase to long-term debt, a $49 million increase to deferred income taxes and a $25 million increase to long term debt due within one year. Changes in this exchange rate resulted in a pre-tax foreign currency translation loss of $63 million for the three months ended March 31, 2020, which primarily reflected a $108 million decrease to PP&E and a $20 million decrease to goodwill, partially offset by a $63 million decrease to long-term debt and a $2 million decrease to other net liabilities.

The impact of foreign currency translation is recorded in AOCI. The assets and liabilities of the U.K. utility business have been classified as held for sale. See Note 9 to the Financial Statements for additional information.

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

See "Environmental Matters" in Item 1. "Business" in the Registrants' 2020 Form 10-K for information about environmental laws and regulations affecting the Registrants' business. See "Legal Matters" in Note 11 to the Financial Statements for a discussion of the more significant environmental claims. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2020 Form 10-K for information on projected environmental capital expenditures for 2021 through 2025. See Note 16 to the Financial Statements for information related to the impacts of CCRs on AROs.

The information below represents an update to “Item 1. Business – Environmental Matters – Air – NAAQS” and "Item 1. Business – Environmental Matters – Air – Climate Change" in the Registrants' 2020 Form 10-K.

NAAQS (PPL, LKE, LG&E and KU)

In March 2021, the EPA released final revisions to the Cross-State Air Pollution Rule (CSAPR) providing for reductions in ozone season nitrogen oxide emissions for 2021 and subsequent years from sources in 12 states, including Kentucky. Additionally, the EPA reversed its previous approval of the Kentucky State Implementation Plan with respect to these requirements. The CSAPR revisions are aimed at ensuring compliance with the 2008 ozone NAAQS, so additional nitrogen oxide emission reductions could potentially be required for compliance with the revised 2015 ozone NAAQS. PPL, LKE, LG&E and KU are currently assessing the potential impact of the CSAPR revisions on operations, but such impact is not expected to be material. Pursuant to the President’s executive order, the EPA is currently reviewing its previous determinations made in December 2020 to retain the existing NAAQS for ozone and particulate matter without change.

PPL, LKE, LG&E, and KU are unable to predict future emission reductions that may be required by future federal rules or state implementation actions. Compliance with the NAAQS, CSAPR and related requirements may require installation of additional pollution controls or other compliance actions, the costs of which PPL, LKE, LG&E and KU believe would be subject to rate recovery.

Climate Change (All Registrants)

The new U.S. presidential administration is undertaking wide-ranging efforts to address climate change. Recent government actions and policy developments, including the President’s announced goal of a carbon free electricity sector by 2035, could have far-reaching impacts on PPL’s business operations, products, and services. All of these developments are preliminary or ongoing in nature and the Registrants cannot predict their final outcome or ultimate impact on operations.

New Accounting Guidance (All Registrants)

There has been no new accounting guidance adopted in 2021 and there is no new significant accounting guidance pending adoption as of March 31, 2021.

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

Analysis of Financial Condition and Results of Operations" in the Registrants' 2020 Form 10-K for a discussion of each critical accounting policy.

PPL
	PPL	Electric	LKE	LG&E	KU

Defined Benefits	X	X	X	X	X
Income Taxes	X	X	X	X	X
Regulatory Assets and Liabilities	X	X	X	X	X
Price Risk Management	X
Goodwill Impairment	X		X	X	X
AROs	X		X	X	X
Revenue Recognition - Unbilled Revenue			X	X	X

Following is an update to the critical accounting policies disclosed in PPL's 2020 Form 10-K.

Income Taxes (PPL)

Significant management judgment is required in developing the Registrants' provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken on tax returns, valuation allowances on deferred tax assets, as well as whether the undistributed earnings of WPD are considered indefinitely reinvested.

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

The need for valuation allowances to reduce deferred tax assets also requires significant management judgment. Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset. Management considers several factors in assessing the expected realization of a deferred tax asset, including the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies. Any tax planning strategy utilized in this assessment must meet the recognition and measurement criteria utilized to account for an uncertain tax position. When evaluating the need for valuation allowances, the uncertainty posed by political risk on such factors is also considered by management. The amount of deferred tax assets ultimately realized may differ materially from the estimates utilized in the computation of valuation allowances and may materially impact the financial statements in the future.

The TCJA included new provisions requiring that certain income, referred to as global intangible low-taxed income (GILTI), earned by certain foreign subsidiaries be included in the gross income of their U.S. shareholder. Accounting guidance allows a policy election regarding the timing of inclusion of GILTI in an entity’s financial statements. The election may be either to record deferred taxes for expected GILTI in future periods or record such taxes as a current-period expense when incurred. PPL has elected to record the tax effect of expected GILTI inclusions and thus, records deferred taxes relating to such inclusions.

In light of the anticipated sale of PPL's U.K. utility business and the associated classification of that business as assets held for sale, indefinite reinvestment is no longer relevant. As such, PPL expects to realize the outside book-tax basis difference in those assets in the foreseeable future. Accordingly, a deferred tax liability has been recorded reflecting the expected tax cost associated with the realization of that basis difference.

See Note 6 to the Financial Statements for income tax disclosures, including the impact of the TCJA.

PPL Corporation
PPL Electric Utilities Corporation
LG&E and KU Energy LLC
Louisville Gas and Electric Company
Kentucky Utilities Company

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management" in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4. Controls and Procedures

Although the COVID-19 pandemic prompted the Registrants to make certain procedural adjustments to accommodate an increased remote workforce, PPL’s accounting and reporting systems and functions were well prepared to perform necessary accounting and reporting activities as of March 31, 2021 and to maintain the effectiveness of its disclosure controls and procedures and internal control over financial reporting.

(a) Evaluation of disclosure controls and procedures.

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2021, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the first quarter of 2021 see:

•"Item 3. Legal Proceedings" in each Registrant's 2020 Form 10-K; and
•Notes 6, 7 and 11 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the Registrants' 2020 Form 10-K.

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
Share Purchase Agreement, dated as of March 17, 2021, by and among PPL WPD Limited, National Grid Holdings One plc and National Grid plc. (Exhibit 2.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 18, 2021)

2(b)-1	-	Share Purchase Agreement, dated as of March 17, 2021, by and among PPL Energy Holdings, LLC, PPL Corporation (solely as guarantor), and National Grid USA (Exhibit 2.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 18, 2021)
*2(b)-2	-	Assignment and Assumption Agreement, dated as of May 3, 2021, by and among PPL Energy Holdings, LLC, PPL Corporation, National Grid USA and PPL Rhode Island Holdings, LLC
10(a)	-	£350,000,000 Facility Agreement, dated February 26, 2021, among Western Power Distribution plc, J.P. Morgan AG as Agent and the financial institutions party thereto as Original Lenders (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 4, 2021)
*10(b)-1	-	Amendment Letter, dated as of March 18, 2021, to the £210 million Multicurrency Revolving Credit Facility Agreement, dated January 13, 2016, among Western Power Distribution plc as the Borrower, the Co-ordinators, the Arrangers, the Original Lenders and Mizuho Bank, Ltd. as Facility Agent
*10(b)-2	-	Amendment Letter, dated as of April 7, 2021, to the £210 million Multicurrency Revolving Credit Facility Agreement, dated January 13, 2016, among Western Power Distribution plc as the Borrower, the Co-ordinators, the Arrangers, the Original Lenders and Mizuho Bank, Ltd. as Facility Agent
*10(c)	-	Amendment Letter, dated as of April 7, 2021, to the £50 million Facility Agreement, dated June 7, 2019, among Western Power Distribution plc as the Borrower and National Westminster Bank plc as the Original Lender and Agent
*10(d)	-	Amendment Letter, dated as of April 7, 2021, to the £845 million Multicurrency Revolving Facility Agreement, dated May 13, 2020, among Western Power Distribution (East Midlands) plc, Western Power Distribution (West Midlands) plc, Western Power Distribution (South West) plc, and Western Power Distribution (South Wales) plc as the Borrowers, the Joint Co-ordinators, the Bookrunners, the Arrangers, the Original Lenders and Lloyds Bank plc as Facility Agent

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2021, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2021, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	May 6, 2021	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	May 6, 2021	/s/ Stephen K. Breininger
Stephen K. Breininger Vice President-Finance and Regulatory Affairs and Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	May 6, 2021	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)