Form 10-Q
period 2021-06-30
PPL Corp; PPL ELECTRIC UTILITIES CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2021-08-05
CIK 922224, 317187, 55387, 60549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2021
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

PPL Corporation    Common stock, $0.01 par value, 769,605,825 shares outstanding at July 30, 2021.
PPL Electric Utilities Corporation    Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at July 30, 2021.
Louisville Gas and Electric Company    Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at July 30, 2021.
Kentucky Utilities Company    Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at July 30, 2021.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, other information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

This combined Form 10-Q is separately filed by the following Registrants in their individual capacity: PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein relating to any individual Registrant is filed by such Registrant solely on its own behalf, and no Registrant makes any representation as to information relating to any other Registrant, except that information under "Forward-Looking Information" relating to subsidiaries of PPL Corporation is also attributed to PPL Corporation.

Unless otherwise specified, references in this Report, individually, to PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company are references to such entities directly or to one or more of their subsidiaries, as the case may be, the financial results of which subsidiaries are consolidated into such Registrants' financial statements in accordance with GAAP. This presentation has been applied where identification of particular subsidiaries is not material to the matter being disclosed, and to conform narrative disclosures to the presentation of financial information on a consolidated basis.

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

LKS - LG&E and KU Services Company, a subsidiary of LKE that provides administrative, management, and support services primarily to LG&E and KU, as well as to LKE and its other subsidiaries.

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

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Funding that, prior to the sale of the U.K. utility business on June 14, 2021, primarily through its subsidiaries, owned and operated WPD, PPL's regulated electricity distribution businesses in the U.K. PPL Global was not included in the sale of the U.K. utility business on June 14, 2021.

PPL Rhode Island Holdings - PPL Rhode Island Holdings, LLC, a subsidiary of PPL Energy Holdings formed for the purpose of acquiring Narragansett Electric to which certain interests of PPL Energy Holdings in the Narragansett SPA were assigned.

PPL Services - PPL Services Corporation, a subsidiary of PPL that provides administrative, management and support services to PPL and its subsidiaries.

PPL WPD Investments Limited – PPL WPD Investments Limited, which was, prior to the sale of the U.K. utility business on June 14, 2021, a subsidiary of PPL WPD Limited and parent to WPD plc. PPL WPD Investments Limited was included in the sale of the U.K. utility business on June 14, 2021.

PPL WPD Limited - PPL WPD Limited, a U.K. subsidiary of PPL Global. Prior to the sale of the U.K. utility business on June 14, 2021, PPL WPD Limited was an indirect parent to WPD. PPL WPD Limited was not included in the sale of the U.K. utility business on June 14, 2021.

Safari Energy - Safari Energy, LLC, a subsidiary of PPL, acquired in June 2018, that provides solar energy solutions for commercial customers in the U.S.

i

U.K. utility business – PPL WPD Investments Limited and its subsidiaries, including, notably, WPD plc and the four DNOs, which substantially represented PPL's U.K. Regulated segment. The U.K. utility business was sold on June 14, 2021.

WPD - Prior to the sale of the U.K. utility business on June 14, 2021, refers to PPL WPD Limited and its subsidiaries. WPD was included in the sale of the U.K. utility business on June 14, 2021.

WPD (East Midlands) - Western Power Distribution (East Midlands) plc, a British regional electricity distribution utility company. WPD (East Midlands) was included in the sale of the U.K. utility business on June 14, 2021.

WPD plc - Western Power Distribution plc, a U.K. indirect subsidiary of PPL WPD Limited. Its principal indirectly owned subsidiaries are WPD (East Midlands), WPD (South Wales), WPD (South West) and WPD (West Midlands). WPD plc was included in the sale of the U.K. utility business on June 14, 2021.

WPD Midlands - refers to WPD (East Midlands) and WPD (West Midlands), collectively. WPD Midlands was included in the sale of the U.K. utility business on June 14, 2021.

WPD (South Wales) - Western Power Distribution (South Wales) plc, a British regional electricity distribution utility company. WPD (South Wales) was included in the sale of the U.K. utility business on June 14, 2021.

WPD (South West) - Western Power Distribution (South West) plc, a British regional electricity distribution utility company. WPD (South West) was included in the sale of the U.K. utility business on June 14, 2021.

WPD (West Midlands) - Western Power Distribution (West Midlands) plc, a British regional electricity distribution utility company. WPD (West) Midlands) was included in the sale of the U.K. utility business on June 14, 2021.

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

COVID-19 - the disease caused by the novel coronavirus identified in 2019 that caused a global pandemic.

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

NAAQS - National Ambient Air Quality Standards periodically adopted pursuant to the Clean Air Act.

Narragansett Electric - The Narragansett Electric Company, an entity that serves electric and natural gas customers in Rhode Island. In March 2021, PPL and its subsidiary, PPL Energy Holdings announced a pending acquisition of Narragansett Electric.

NERC - North American Electric Reliability Corporation.

NPNS - the normal purchases and normal sales exception as permitted by derivative accounting rules. Derivatives that qualify for this exception may receive accrual accounting treatment.

OCI - other comprehensive income or loss.

OVEC - Ohio Valley Electric Corporation, located in Piketon, Ohio, an entity in which LG&E owns a 5.63% interest and KU owns a 2.50% interest, which are recorded at cost. OVEC owns and operates two coal-fired power plants, the Kyger Creek plant in Ohio and the Clifty Creek plant in Indiana, with combined capacities of 2,120 MW.

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

Forward-looking Information

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in each Registrant's 2020 Form 10-K and in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially and adversely from the forward-looking statements:

•strategic acquisitions, dispositions, or similar transactions, including the expected acquisition of Narragansett Electric, and our ability to consummate these business transactions or realize expected benefits from them;
•the COVID-19 pandemic and its continuing impact on economic conditions and financial markets;
•other pandemic health events or other catastrophic events such as fires, earthquakes, explosions, floods, droughts, tornadoes, hurricanes, and other extreme weather-related events (including events potentially caused or exacerbated by climate change);
•the outcome of rate cases or other cost recovery or revenue proceedings;
•changes in U.S. state or federal tax laws or regulations;
•the direct or indirect effects on PPL or its subsidiaries or business systems of cyber-based intrusion or the threat of cyberattacks;
•significant decreases in demand for electricity in the U.S.;
•expansion of alternative and distributed sources of electricity generation and storage;
•the effectiveness of our risk management programs, including interest rate hedging;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues	$1,288	$1,263	$2,786	$2,703

Operating Expenses
Operation
Fuel	159	138	336	301
Energy purchases	137	133	357	334
Other operation and maintenance	404	353	771	708
Depreciation	269	255	536	505
Taxes, other than income	49	37	101	84
Total Operating Expenses	1,018	916	2,101	1,932

Operating Income	270	347	685	771

Other Income (Expense) - net	13	10	13	5

Interest Expense	474	164	627	318

Income (Loss) from Continuing Operations Before Income Taxes	(191)	193	71	458

Income Taxes	345	40	404	101

Income (Loss) from Continuing Operations After Income Taxes	(536)	153	(333)	357

Income (Loss) from Discontinued Operations (net of income taxes) (Note 9)	555	191	(1,488)	541

Net Income (Loss)	$19	$344	$(1,821)	$898

Earnings Per Share of Common Stock:
Basic and Diluted
Income (Loss) from Continuing Operations After Income Taxes	$(0.69)	$0.20	$(0.44)	$0.47
Income (Loss) from Discontinued Operations (net of income taxes)	0.72	0.25	(1.93)	0.70
Net Income (Loss) Available to PPL Common Shareowners	$0.03	$0.45	$(2.37)	$1.17

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	769,466	768,768	769,313	768,358
Diluted	769,466	769,408	769,313	769,073
 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$19	$344	$(1,821)	$898

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of ($43), $1, ($123), $1	69	(291)	372	(352)
Qualifying derivatives, net of tax of ($5), ($6), $11, ($8)	(9)	28	(39)	36
Defined benefit plans:
Net actuarial gain (loss), net of tax of $2, $1, $2, $1	(6)	(1)	(6)	(1)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of $10, $4, ($4), $4	(1)	(20)	24	(23)
Defined benefit plans:
Prior service costs, net of tax of $2, $0, $2, $0	(7)	1	(7)	2
Net actuarial (gain) loss, net of tax of ($4), ($11), ($26), ($23)	67	47	107	94
Reclassifications from AOCI due to sale of the U.K. utility business - (gains) losses, net of tax expense (benefit):
Foreign currency translation adjustments, net of tax of $140, $0, $140, $0	786	—	786	—
Qualifying derivatives, net of tax of $0, $0, $0, $0	15	—	15	—
Defined benefit plans:
Prior service costs, net of tax of ($2), $0, ($2), $0	8	—	8	—
Net actuarial (gain) loss, net of tax of ($798), $0, ($798), $0	2,769	—	2,769	—
Total other comprehensive income (loss)	3,691	(236)	4,029	(244)

Comprehensive income (loss)	$3,710	$108	$2,208	$654

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(1,821)	$898
Loss (income) from discontinued operations (net of income taxes)	1,488	(541)
Income from continuing operations (net of income taxes)	(333)	357
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	536	505
Amortization	40	22
Deferred income taxes and investment tax credits	29	113
Impairment of solar panels	37	—
Loss on extinguishment of debt	322	—
Other	(9)	22
Change in current assets and current liabilities
Accounts payable	(26)	(81)
Unbilled revenues	53	61
Prepayments	(62)	(67)
Taxes payable	192	(34)
Regulatory assets and liabilities, net	39	(47)
Other	59	76
Other operating activities
Defined benefit plans - funding	(36)	(56)
Other assets	(70)	27
Other liabilities	24	(32)
Net cash provided by operating activities - continuing operations	795	866
Net cash provided by operating activities - discontinued operations	726	433
Net cash provided by operating activities	1,521	1,299
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(969)	(1,158)
Proceeds from sale of discontinued operations, net of cash divested	10,560	—
Other investing activities	(8)	9
Net cash provided by (used in) investing activities - continuing operations	9,583	(1,149)
Net cash provided by (used in) investing activities - discontinued operations	(607)	(424)
Net cash provided by (used in) investing activities	8,976	(1,573)
Cash Flows from Financing Activities
Issuance of long-term debt	650	1,598
Retirement of long-term debt	(2,379)	—
Proceeds from project financing	5	96
Issuance of common stock	—	33
Payment of common stock dividends	(640)	(636)
Issuance of term loan	—	300
Retirement of term loan	(300)	—
Retirement of commercial paper	(73)	—
Net increase (decrease) in short-term debt	(795)	(638)
Other financing activities	(24)	(23)
Net cash provided by (used in) financing activities - continuing operations	(3,556)	730
Net cash provided by (used in) financing activities - discontinued operations	(411)	(23)
Contributions (to) from discontinued operations	365	38
Net cash provided by (used in) financing activities	(3,602)	745
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash included in Discontinued Operations	8	(6)
Net (Increase) Decrease in Cash, Cash Equivalents and Restricted Cash included in Discontinued Operations	284	20
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	7,187	485
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	443	660
Cash, Cash Equivalents and Restricted Cash at End of Period	$7,630	$1,145

Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$222	$250

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2021	December 31, 2020
Assets

Current Assets
Cash and cash equivalents	$7,629	$442
Accounts receivable (less reserve: 2021, $66; 2020, $71)
Customer	569	603
Other	89	86
Unbilled revenues (less reserve: 2021, $3; 2020, $4)	247	301
Fuel, materials and supplies	265	302
Prepayments	119	53
Other current assets	100	130
Current assets held for sale (Note 9)	—	18,983
Total Current Assets	9,018	20,900

Property, Plant and Equipment
Regulated utility plant	29,757	29,040
Less: accumulated depreciation - regulated utility plant	6,314	6,008
Regulated utility plant, net	23,443	23,032
Non-regulated property, plant and equipment	246	237
Less: accumulated depreciation - non-regulated property, plant and equipment	40	37
Non-regulated property, plant and equipment, net	206	200
Construction work in progress	1,296	1,268
Property, Plant and Equipment, net	24,945	24,500

Other Noncurrent Assets
Regulatory assets	1,281	1,262
Goodwill	716	716
Other intangibles	347	351
Pension benefit asset	67	24
Other noncurrent assets (less reserve for accounts receivable: 2021, $5; 2020 $0)	385	363
Total Other Noncurrent Assets	2,796	2,716

Total Assets	$36,759	$48,116

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2021	December 31, 2020
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$1,168
Long-term debt due within one year	2,200	1,074
Accounts payable	683	745
Taxes	261	69
Interest	96	113
Dividends	320	319
Regulatory liabilities	198	79
Other current liabilities	414	465
Current liabilities held for sale (Note 9)	—	11,023
Total Current Liabilities	4,172	15,055

Long-term Debt	11,095	13,615

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,079	2,536
Investment tax credits	120	122
Accrued pension obligations	189	189
Asset retirement obligations	140	132
Regulatory liabilities	2,468	2,530
Other deferred credits and noncurrent liabilities	544	564
Total Deferred Credits and Other Noncurrent Liabilities	6,540	6,073

Commitments and Contingent Liabilities (Notes 7 and 11)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,281	12,270
Earnings reinvested	2,854	5,315
Accumulated other comprehensive loss	(191)	(4,220)
Total Equity	14,952	13,373

Total Liabilities and Equity	$36,759	$48,116

(a)1,560,000 shares authorized; 769,564 and 768,907 shares issued and outstanding at June 30, 2021 and December 31, 2020.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
March 31, 2021	769,427	$8	$12,273	$3,155	$(3,882)	$11,554
Common stock issued	137		4			4
Stock-based compensation			4			4
Net income (loss)				19		19
Dividends and dividend equivalents (b)				(320)		(320)
Other comprehensive income (loss)					3,691	3,691
June 30, 2021	769,564	$8	$12,281	$2,854	$(191)	$14,952

December 31, 2020	768,907	$8	$12,270	$5,315	$(4,220)	$13,373
Common stock issued	657		20			20
Stock-based compensation			(9)			(9)
Net income (loss)				(1,821)		(1,821)
Dividends and dividend equivalents (b)				(640)		(640)
Other comprehensive income (loss)					4,029	4,029
June 30, 2021	769,564	$8	$12,281	$2,854	$(191)	$14,952

March 31, 2020	768,266	$8	$12,239	$5,360	$(4,366)	$13,241
Common stock issued	517		13			13
Stock-based compensation			3			3
Net income (loss)				344		344
Dividends and dividend equivalents (b)				(321)		(321)
Other comprehensive income (loss)					(236)	(236)
June 30, 2020	768,783	$8	$12,255	$5,383	$(4,602)	$13,044

December 31, 2019	767,233	$8	$12,214	$5,127	$(4,358)	$12,991
Common stock issued	1,550		47			47
Stock-based compensation			(6)			(6)
Net income (loss)				898		898
Dividends and dividend equivalents (b)				(640)		(640)
Other comprehensive income (loss)					(244)	(244)
Adoption of financial instrument credit losses guidance cumulative effect adjustment				(2)		(2)
June 30, 2020	768,783	$8	$12,255	$5,383	$(4,602)	$13,044

(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock were $0.415 and $0.830 for the three and six months ended June 30, 2021 and June 30, 2020.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues	$537	$554	$1,142	$1,162

Operating Expenses
Operation
Energy purchases	110	111	259	255
Other operation and maintenance	125	129	253	266
Depreciation	109	101	217	199
Taxes, other than income	26	18	58	48
Total Operating Expenses	370	359	787	768

Operating Income	167	195	355	394

Other Income (Expense) - net	5	5	10	8

Interest Income from Affiliate	—	—	—	1

Interest Expense	42	42	85	86

Income Before Income Taxes	130	158	280	317

Income Taxes	34	40	71	81

Net Income (a)	$96	$118	$209	$236

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$209	$236
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	217	199
Amortization	10	13
Defined benefit plans - expense (income)	(5)	—
Deferred income taxes and investment tax credits	74	61
Other	(9)	4
Change in current assets and current liabilities
Accounts receivable	(74)	(19)
Accounts payable	(62)	(37)
Unbilled revenues	35	44
Materials and supplies	3	(15)
Prepayments	(56)	(59)
Regulatory assets and liabilities, net	61	(32)
Taxes payable	(9)	(11)
Other	(1)	(10)
Other operating activities
Defined benefit plans - funding	(21)	(21)
Other assets	(10)	5
Other liabilities	(8)	2
Net cash provided by operating activities	354	360

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(458)	(556)
Increase in notes receivable from affiliate	(1,075)	—
Other investing activities	—	(2)
Net cash used in investing activities	(1,533)	(558)

Cash Flows from Financing Activities
Issuance of long-term debt	650	—
Contributions from parent	750	255
Return of capital to parent	—	(260)
Payment of common stock dividends to parent	(201)	(246)
Net increase in short-term debt	—	200
Other financing activities	(2)	—
Net cash provided by (used in) financing activities	1,197	(51)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	18	(249)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	40	264
Cash, Cash Equivalents and Restricted Cash at End of Period	$58	$15

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$138	$158

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2021	December 31, 2020
Assets

Current Assets
Cash and cash equivalents	$58	$40
Accounts receivable (less reserve: 2021, $36; 2020, $41)
Customer	304	311
Other	67	17
Accounts receivable from affiliates	10	10
Notes receivable from affiliate	1,075	—
Unbilled revenues (less reserve: 2021, $1; 2020, $2)	86	121
Materials and supplies	61	59
Prepayments	65	9
Regulatory assets	45	40
Other current assets	14	13
Total Current Assets	1,785	620

Property, Plant and Equipment
Regulated utility plant	13,860	13,514
Less: accumulated depreciation - regulated utility plant	3,392	3,297
Regulated utility plant, net	10,468	10,217
Construction work in progress	577	592
Property, Plant and Equipment, net	11,045	10,809

Other Noncurrent Assets
Regulatory assets	522	541
Intangibles	269	268
Pension benefit asset	40	12
Other noncurrent assets (less reserve for accounts receivable: 2021, $5; 2020, $0 )	123	74
Total Other Noncurrent Assets	954	895

Total Assets	$13,784	$12,324

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2021	December 31, 2020
Liabilities and Equity

Current Liabilities
Long-term debt due within one year	$400	$400
Accounts payable	352	428
Accounts payable to affiliates	36	39
Taxes	8	17
Interest	39	39
Regulatory liabilities	138	68
Other current liabilities	105	105
Total Current Liabilities	1,078	1,096

Long-term Debt	4,485	3,836

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,646	1,559
Accrued pension obligations	8	8
Regulatory liabilities	568	578
Other deferred credits and noncurrent liabilities	117	123
Total Deferred Credits and Other Noncurrent Liabilities	2,339	2,268

Commitments and Contingent Liabilities (Notes 7 and 11)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	4,503	3,753
Earnings reinvested	1,015	1,007
Total Equity	5,882	5,124

Total Liabilities and Equity	$13,784	$12,324

(a)170,000 shares authorized; 66,368 shares issued and outstanding at June 30, 2021 and December 31, 2020.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2021	66,368	$364	$3,753	$1,005	$5,122
Net income				96	96
Capital contributions from parent			750		750
Dividends declared on common stock				(86)	(86)
June 30, 2021	66,368	$364	$4,503	$1,015	$5,882

December 31, 2020	66,368	$364	$3,753	$1,007	$5,124
Net income				209	209
Capital contributions from parent			750		750
Dividends declared on common stock				(201)	(201)
June 30, 2021	66,368	$364	$4,503	$1,015	$5,882

March 31, 2020	66,368	$364	$3,558	$863	$4,785
Net income				118	118
Capital contributions from parent			255		255
Return of capital to parent			(260)		(260)
Dividends declared on common stock				(81)	(81)
June 30, 2020	66,368	$364	$3,553	$900	$4,817

December 31, 2019	66,368	$364	$3,558	$910	$4,832
Net income				236	236
Capital contributions from PPL			255		255
Return of capital to parent			(260)		(260)
Dividends declared on common stock				(246)	(246)
June 30, 2020	66,368	$364	$3,553	$900	$4,817

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues
Retail and wholesale	$333	$320	$754	$713
Electric revenue from affiliate	9	2	16	16
Total Operating Revenues	342	322	770	729

Operating Expenses
Operation
Fuel	66	50	133	124
Energy purchases	23	18	89	70
Energy purchases from affiliate	3	8	8	8
Other operation and maintenance	97	92	193	184
Depreciation	68	65	134	129
Taxes, other than income	11	9	22	19
Total Operating Expenses	268	242	579	534

Operating Income	74	80	191	195

Other Income (Expense) - net	3	1	1	—

Interest Expense	20	22	41	44

Income Before Income Taxes	57	59	151	151

Income Taxes	12	12	31	31

Net Income (a)	$45	$47	$120	$120

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$120	$120
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	134	129
Amortization	4	4
Defined benefit plans - expense	—	1
Deferred income taxes and investment tax credits	5	2
Change in current assets and current liabilities
Accounts receivable	10	18
Accounts receivable from affiliates	—	2
Accounts payable	8	(25)
Accounts payable to affiliates	(11)	(9)
Unbilled revenues	13	8
Fuel, materials and supplies	25	20
Regulatory assets and liabilities, net	(12)	4
Taxes payable	(7)	21
Accrued interest	1	—
Other	(17)	(9)
Other operating activities
Defined benefit plans - funding	(2)	(5)
Expenditures for asset retirement obligations	(15)	(8)
Other assets	(1)	(2)
Other liabilities	3	4
Net cash provided by operating activities	258	275
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(215)	(214)
Net cash used in investing activities	(215)	(214)
Cash Flows from Financing Activities
Net increase in notes payable to affiliates	282	190
Net decrease in short-term debt	(221)	(238)
Retirement of commercial paper	(41)	—
Payment of common stock dividends to parent	(109)	(76)
Contributions from parent	44	53
Other financing activities	(1)	—
Net cash used in financing activities	(46)	(71)
Net Decrease in Cash and Cash Equivalents	(3)	(10)
Cash and Cash Equivalents at Beginning of Period	7	15
Cash and Cash Equivalents at End of Period	$4	$5

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$44	$49

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2021	December 31, 2020
Assets

Current Assets
Cash and cash equivalents	$4	$7
Accounts receivable (less reserve: 2021, $1; 2020, $2)
Customer	112	127
Other	40	35
Unbilled revenues (less reserve: 2021, $1; 2020, $1)	66	79
Accounts receivable from affiliates	16	16
Fuel, materials and supplies	94	119
Prepayments	17	14
Regulatory assets	21	23
Other current assets	1	1
Total Current Assets	371	421

Property, Plant and Equipment
Regulated utility plant	6,907	6,735
Less: accumulated depreciation - regulated utility plant	1,102	1,020
Regulated utility plant, net	5,805	5,715
Construction work in progress	307	320
Property, Plant and Equipment, net	6,112	6,035

Other Noncurrent Assets
Regulatory assets	354	351
Goodwill	389	389
Other intangibles	33	35
Other noncurrent assets	121	114
Total Other Noncurrent Assets	897	889

Total Assets	$7,380	$7,345

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2021	December 31, 2020
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$262
Long-term debt due within one year	28	292
Notes payable to affiliates	282	—
Accounts payable	144	153
Accounts payable to affiliates	21	31
Customer deposits	31	32
Taxes	25	32
Price risk management liabilities	2	2
Regulatory liabilities	41	—
Interest	15	15
Asset retirement obligations	9	10
Other current liabilities	39	50
Total Current Liabilities	637	879

Long-term Debt	1,978	1,715

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	729	716
Investment tax credits	32	33
Price risk management liabilities	18	21
Asset retirement obligations	51	57
Regulatory liabilities	840	882
Other deferred credits and noncurrent liabilities	92	94
Total Deferred Credits and Other Noncurrent Liabilities	1,762	1,803

Commitments and Contingent Liabilities (Notes 7 and 11)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,967	1,923
Earnings reinvested	612	601
Total Equity	3,003	2,948

Total Liabilities and Equity	$7,380	$7,345

(a)75,000 shares authorized; 21,294 shares issued and outstanding at June 30, 2021 and December 31, 2020.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2021	21,294	$424	$1,923	$616	$2,963
Net income				45	45
Capital contributions from parent			44		44
Cash dividends declared on common stock				(49)	(49)
June 30, 2021	21,294	$424	$1,967	$612	$3,003

December 31, 2020	21,294	$424	$1,923	$601	$2,948
Net income				120	120
Capital contributions from parent			44		44
Cash dividends declared on common stock				(109)	(109)
June 30, 2021	21,294	$424	$1,967	$612	$3,003

March 31, 2020	21,294	$424	$1,845	$562	$2,831
Net income				47	47
Capital contributions from parent			28		28
Cash dividends declared on common stock				(47)	(47)
June 30, 2020	21,294	$424	$1,873	$562	$2,859

December 31, 2019	21,294	$424	$1,820	$518	$2,762
Net income				120	120
Capital contributions from parent			53		53
Cash dividends declared on common stock				(76)	(76)
June 30, 2020	21,294	$424	$1,873	$562	$2,859

(a)Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues
Retail and wholesale	$408	$380	$872	$812
Electric revenue from affiliate	3	8	8	8
Total Operating Revenues	411	388	880	820

Operating Expenses
Operation
Fuel	93	88	203	177
Energy purchases	4	4	9	9
Energy purchases from affiliate	9	2	16	16
Other operation and maintenance	111	107	226	211
Depreciation	90	86	179	170
Taxes, other than income	11	8	21	17
Total Operating Expenses	318	295	654	600

Operating Income	93	93	226	220

Other Income (Expense) - net	3	—	4	1

Interest Expense	27	29	54	57

Income Before Income Taxes	69	64	176	164

Income Taxes	13	11	34	31

Net Income (a)	$56	$53	$142	$133

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$142	$133
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	179	170
Amortization	3	4
Defined benefit plans - expense	(2)	—
Deferred income taxes and investment tax credits	—	5
Other	(1)	(1)
Change in current assets and current liabilities
Accounts receivable	5	15
Accounts receivable from affiliates	1	—
Accounts payable	(15)	(7)
Accounts payable to affiliates	(5)	(15)
Unbilled revenues	8	7
Fuel, materials and supplies	13	4
Regulatory assets and liabilities, net	(11)	(19)
Taxes payable	(7)	24
Accrued interest	—	1
Other	(19)	(12)
Other operating activities
Defined benefit plans - funding	(1)	(1)
Expenditures for asset retirement obligations	(18)	(23)
Other liabilities	8	8
Net cash provided by operating activities	280	293
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(270)	(264)
Net increase in notes receivable with affiliates	—	(190)
Other investing activities	4	3
Net cash used in investing activities	(266)	(451)
Cash Flows from Financing Activities
Net increase in notes payable to affiliates	226	—
Issuance of long-term debt	—	498
Net decrease in short-term debt	(171)	(150)
Retirement of commercial paper	(32)	—
Payment of common stock dividends to parent	(111)	(89)
Contributions from parent	60	37
Other financing activities	(1)	(5)
Net cash provided by (used in) financing activities	(29)	291
Net Increase (Decrease) in Cash and Cash Equivalents	(15)	133
Cash and Cash Equivalents at Beginning of Period	22	12
Cash and Cash Equivalents at End of Period	$7	$145

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$40	$41

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2021	December 31, 2020
Assets

Current Assets
Cash and cash equivalents	$7	$22
Accounts receivable (less reserve: 2021, $1; 2020, $1)
Customer	148	156
Other	31	30
Unbilled revenues (less reserve: 2021, $1; 2020, $1)	89	97
Accounts receivable from affiliates	—	1
Fuel, materials and supplies	111	123
Prepayments	17	15
Regulatory assets	3	36
Other current assets	—	1
Total Current Assets	406	481

Property, Plant and Equipment
Regulated utility plant	9,006	8,808
Less: accumulated depreciation - regulated utility plant	1,820	1,690
Regulated utility plant, net	7,186	7,118
Construction work in progress	362	321
Property, Plant and Equipment, net	7,548	7,439

Other Noncurrent Assets
Regulatory assets	405	370
Goodwill	607	607
Other intangibles	24	26
Other noncurrent assets	158	149
Total Other Noncurrent Assets	1,194	1,152

Total Assets	$9,148	$9,072

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2021	December 31, 2020
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$203
Long-term debt due within one year	—	132
Notes payable to affiliates	226	—
Accounts payable	105	121
Accounts payable to affiliates	39	43
Customer deposits	32	32
Taxes	22	29
Regulatory liabilities	19	11
Interest	18	19
Asset retirement obligations	23	40
Other current liabilities	45	59
Total Current Liabilities	529	689

Long-term Debt	2,618	2,486

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	846	835
Investment tax credits	87	88
Asset retirement obligations	89	75
Regulatory liabilities	1,060	1,070
Other deferred credits and noncurrent liabilities	46	47
Total Deferred Credits and Other Noncurrent Liabilities	2,128	2,115

Commitments and Contingent Liabilities (Notes 7 and 11)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,917	2,857
Earnings reinvested	648	617
Total Equity	3,873	3,782

Total Liabilities and Equity	$9,148	$9,072

(a)80,000 shares authorized; 37,818 shares issued and outstanding at June 30, 2021 and December 31, 2020.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2021	37,818	$308	$2,857	$647	$3,812
Net income				56	56
Capital contributions from parent			60		60
Cash dividends declared on common stock				(55)	(55)
June 30, 2021	37,818	$308	$2,917	$648	$3,873

December 31, 2020	37,818	$308	$2,857	$617	$3,782
Net income				142	142
Capital contributions from parent			60		60
Cash dividends declared on common stock				(111)	(111)
June 30, 2021	37,818	$308	$2,917	$648	$3,873

March 31, 2020	37,818	$308	$2,766	$580	$3,654
Net income				53	53
Cash dividends declared on common stock				(52)	(52)
June 30, 2020	37,818	$308	$2,766	$581	$3,655

December 31, 2019	37,818	$308	$2,729	$537	$3,574
Net income				133	133
Capital contributions from parent			37		37
Cash dividends declared on common stock				(89)	(89)
June 30, 2020	37,818	$308	$2,766	$581	$3,655

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

Combined Notes to Condensed Financial Statements (Unaudited)

Index to Combined Notes to Condensed Financial Statements

The notes to the condensed financial statements that follow are a combined presentation. The following list indicates the Registrants to which the notes apply:

Registrant
	PPL	PPL Electric	LG&E	KU
1. Interim Financial Statements	x	x	x	x
2. Summary of Significant Accounting Policies	x	x	x	x
3. Segment and Related Information	x	x	x	x
4. Revenue from Contracts with Customers	x	x	x	x
5. Earnings Per Share	x
6. Income Taxes	x	x	x	x
7. Utility Rate Regulation	x	x	x	x
8. Financing Activities	x	x	x	x
9. Acquisitions, Development and Divestitures	x
10. Defined Benefits	x	x	x	x
11. Commitments and Contingencies	x	x	x	x
12. Related Party Transactions		x	x	x
13. Other Income (Expense) - net	x
14. Fair Value Measurements	x	x	x	x
15. Derivative Instruments and Hedging Activities	x	x	x	x
16. Asset Retirement Obligations	x		x	x
17. Accumulated Other Comprehensive Income (Loss)	x

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2020 is derived from that Registrant's 2020 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2020 Form 10-K. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

(PPL)

On March 17, 2021, PPL WPD Limited entered into a share purchase agreement to sell PPL's U.K. utility business, which substantially represented PPL's U.K. Regulated segment, to a subsidiary of National Grid plc. The sale was completed on
June 14, 2021. The results of operations of the U.K. utility business are classified as Discontinued Operations on PPL's Statements of Income. Historically, PPL consolidated the U.K. utility business on a one-month lag. The results of operations of the U.K. utility business for the period June 1, 2021 through June 13, 2021 have been unlagged and included in "Income (Loss) from Discontinued Operations (net of incomes taxes)" on the Statements of Income for the three and six-month periods ended June 30, 2021. The assets and liabilities of the U.K. utility business as of December 31, 2020 have been classified as assets and liabilities held for sale on PPL's Balance Sheets. PPL has elected to separately report the cash flows of continuing and discontinued operations on the Statements of Cash Flows. Unless otherwise noted, the notes to these financial statements exclude amounts related to discontinued operations and assets and liabilities held for sale for all periods presented. See Note 9 for additional information.

On July 1, 2021, LKE redeemed, at par, its $250 million 4.375% Senior Notes due 2021 and on July 9, 2021, LKE filed a Form 15 with the SEC to suspend its duty to file reports under sections 13 and 15(d) of the Securities Exchange Act of 1934. As a result, beginning with this Form 10-Q, LKE is no longer reported as a Registrant.

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

Restricted Cash and Cash Equivalents (PPL)

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the Balance Sheets that sum to the total of the same amounts shown on the Statements of Cash Flows:

	PPL
	June 30, 2021	December 31, 2020
Cash and cash equivalents	$7,629	$442
Restricted cash - current (a)	1	1
Total Cash, Cash Equivalents and Restricted Cash	$7,630	$443

(a)Bank deposits and other cash equivalents that are restricted by agreement or that have been clearly designated for a specific purpose are classified as restricted cash. On the Balance Sheets, the current portion of restricted cash is included in "Other current assets."

Current Expected Credit Losses

(All Registrants)

The following table shows changes in the allowance for credit losses for the six months ended June 30, 2021:

	Balance at Beginning of Period	Charged to Income	Deductions (a)	Balance at End of Period
PPL
Accounts Receivable - Customer and Unbilled Revenue (c)	$44	$2	$4	$42
Other (b)	28	1	—	29

PPL Electric
Accounts Receivable - Customer and Unbilled Revenue (c)	$39	$1	$2	$38
Other	1	—	—	1

LG&E
Accounts Receivable - Customer and Unbilled Revenue	$3	$—	$1	$2

KU
Accounts Receivable - Customer and Unbilled Revenue	$2	$1	$1	$2

(a)Primarily related to uncollectible accounts receivable written off.
(b)Primarily related to receivables at WKE, which are fully reserved.

(c)Includes $5 million related to Noncurrent Accounts Receivable – Customer included in “Other noncurrent assets” on the PPL and PPL Electric Balance Sheets at June 30, 2021.

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

In light of the disposition of PPL's U.K. utility business, indefinite reinvestment is no longer relevant. As such, PPL realized the outside book-tax basis difference in those assets. Accordingly, a current tax liability was recorded reflecting the estimated tax cost associated with the realization of that basis difference.

See Note 6 for additional discussion regarding income taxes.

Asset Impairment (Excluding Investments)

(PPL)

During the three month-period ended June 30, 2021, Safari Energy determined that the carrying value of its solar panel inventory would not be fully recoverable due to a decrease in the net realizable value of the modules. The decrease was due primarily to the combination of the three following factors: (1) a continued decrease in the fair value of the modules on hand due to more efficient modules being available on the market, (2) the federal government's extension of certain investment tax credits which make modules on the open market eligible for those credits at higher levels of credits and (3) an increase in commodity prices for materials used in various types of solar projects, all of which place pressure on the economics of those projects, making the cost of Safari's solar panels uncompetitive. As a result, Safari Energy recorded a loss of $37 million ($28 million after-tax) during the three-month period ended June 30, 2021 to record the solar panels at fair value. The loss was recorded to "Other operation and maintenance" expense on the Statements of Income. The remaining solar panel balance of $49 million is included in "Other noncurrent assets" on PPL's Balance Sheet at June 30, 2021.

During the three-month period ended June 30, 2021, PPL considered whether the events and circumstances that led to the impairment of Safari Energy's solar panels would more likely than not reduce the fair value of PPL's Distributed Energy Resources reporting unit below its carrying amount. Based on PPL's assessment, a quantitative impairment test was not required, however, a goodwill impairment charge could occur in future periods if there is a degradation of expected future cash flows or unfavorable movements in discount rates or market multiples used in determining fair value.
3. Segment and Related Information

(PPL)

See Note 2 in PPL's 2020 Form 10-K for a discussion of reportable segments and related information.

On March 17, 2021, PPL WPD Limited entered into a share purchase agreement to sell PPL's U.K. utility business, which substantially represented PPL's U.K. Regulated segment. As a result, PPL determined segment information for the U.K. Regulated segment would no longer be provided. The sale of the U.K. utility business was completed on June 14, 2021. See Note 9 for additional information.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the periods ended June 30 are as follows:

	Three Months		Six Months
	2021	2020	2021	2020
Operating Revenues from external customers
Kentucky Regulated	$741	$700	$1,626	$1,525
Pennsylvania Regulated	537	554	1,142	1,162
Corporate and Other	10	9	18	16
Total	$1,288	$1,263	$2,786	$2,703

Net Income
Kentucky Regulated (a)	$84	$74	$230	$201
Pennsylvania Regulated (a)	96	118	209	236
Corporate and Other (a)(c)(d)	(716)	(39)	(772)	(80)
Discontinued Operations (b)	555	191	(1,488)	541
Total	$19	$344	$(1,821)	$898

(a)Beginning in 2021, corporate level financing costs are no longer allocated to the reportable segments and are being reported in Corporate and Other. For the three and six months ended June 30, 2020, corporate level financing costs of $10 million, net of $2 million of income taxes, and $21 million, net of $4 million of income taxes were allocated to the Kentucky Regulated segment. For the three and six months ended June 30, 2020, an immaterial amount of financing costs were allocated to the Pennsylvania Regulated segment.
(b)Includes unrealized gains and losses from hedging foreign currency economic activity. See Note 9 for additional information.
(c)2021 includes losses from the extinguishment of PPL Capital Funding debt. See Note 8 for additional information.
(d)The amounts for the periods ended June 30, 2020 have been adjusted for certain costs that were previously included in the U.K. Regulated segment.

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated Balance Sheets as of:

	June 30, 2021	December 31, 2020
Assets
Kentucky Regulated	$16,282	$15,943
Pennsylvania Regulated	13,814	12,347
Corporate and Other (a)	6,663	843
Assets Held for Sale (b)	—	18,983
Total	$36,759	$48,116

(a)Primarily consists of unallocated items, including cash, PP&E, goodwill, the elimination of inter-segment transactions as well as the assets of Safari Energy.
(b)See Note 9 for additional information.

(PPL Electric, LG&E and KU)

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

	2021 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$1,288	$537	$342	$411
Revenues derived from:
Alternative revenue programs (b)	19	24	(1)	(4)
Other (c)	(5)	—	(2)	(3)
Revenues from Contracts with Customers	$1,302	$561	$339	$404

	2020 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$1,263	$554	$322	$388
Revenues derived from:
Alternative revenue programs (b)	(8)	(1)	(1)	(6)
Other (c)	(5)	(1)	(1)	(3)
Revenues from Contracts with Customers	$1,250	$552	$320	$379

	2021 Six Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$2,786	$1,142	$770	$880
Revenues derived from:
Alternative revenue programs (b)	43	46	(1)	(2)
Other (c)	(11)	—	(5)	(6)
Revenues from Contracts with Customers	$2,818	$1,188	$764	$872

	2020 Six Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$2,703	$1,162	$729	$820
Revenues derived from:
Alternative revenue programs (b)	(11)	(1)	(4)	(6)
Other (c)	(13)	(3)	(4)	(6)
Revenues from Contracts with Customers	$2,679	$1,158	$721	$808

(a)PPL Electric represents revenues from external customers reported by the Pennsylvania Regulated segment and LG&E and KU, net of intercompany power sales and transmission revenues, represent revenues from external customers reported by the Kentucky Regulated segment. Kentucky Regulated segment revenues from contracts with customers were $731 million and $1,612 million for the three and six month periods ended June 30, 2021 and $689 million and $1,505 million for the three and six month periods ended June 30, 2020. See Note 3 for additional information.
(b)Alternative revenue programs include the transmission formula rate for PPL Electric, the ECR and DSM programs for LG&E and KU, the GLT program and gas supply clause incentive mechanism for LG&E, and the generation formula rate for KU. For PPL Electric, the three months and six months ended June 30, 2021 include a $24 million and $51 million reserve recorded as a result of a challenge to the transmission formula rate return on equity. See Note 7 for further information. This line item shows the over/under collection of these rate mechanisms with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts.
(c)Represents additional revenues outside the scope of revenues from contracts with customers, such as lease and other miscellaneous revenues.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended June 30.

	2021 Three Months
	PPL	PPL Electric	LG&E	KU
Residential	$567	$279	$144	$144
Commercial	297	83	107	107
Industrial	154	13	43	98
Other (a)	93	13	31	39
Wholesale - municipality	5	—	—	5
Wholesale - other (b)	13	—	14	11
Transmission	173	173	—	—
Revenues from Contracts with Customers	$1,302	$561	$339	$404

	2020 Three Months
	PPL	PPL Electric	LG&E	KU
Residential	$583	$290	$149	$144
Commercial	274	74	100	100
Industrial	134	12	38	84
Other (a)	83	12	28	34
Wholesale - municipality	3	—	—	3
Wholesale - other (b)	9	—	5	14
Transmission	164	164	—	—
Revenues from Contracts with Customers	$1,250	$552	$320	$379

	2021 Six Months
	PPL	PPL Electric	LG&E	KU
Residential	$1,341	$640	$349	$352
Commercial	610	165	228	217
Industrial	306	25	89	192
Other (a)	184	25	65	76
Wholesale - municipality	11	—	—	11
Wholesale - other (b)	33	—	33	24
Transmission	333	333	—	—
Revenues from Contracts with Customers	$2,818	$1,188	$764	$872

	2020 Six Months
	PPL	PPL Electric	LG&E	KU
Residential	$1,297	$634	$336	$327
Commercial	586	155	224	207
Industrial	278	20	83	175
Other (a)	170	26	56	72
Wholesale - municipality	8	—	—	8
Wholesale - other (b)	17	—	22	19
Transmission	323	323	—	—
Revenues from Contracts with Customers	$2,679	$1,158	$721	$808

(a)Primarily includes revenues from pole attachments, street lighting, other public authorities and other non-core businesses.
(b)Includes wholesale power and transmission revenues. LG&E and KU amounts include intercompany power sales and transmission revenues, which are eliminated upon consolidation at the Kentucky Regulated segment.

As discussed in Note 2 in PPL's 2020 Form 10-K, PPL segments its business by geographic location. Revenues from external customers for each segment/geographic location are reconciled to revenues from contracts with customers in the footnotes to the tables above.

Contract receivables from customers are primarily included in "Accounts receivable - Customer", "Unbilled revenues", and "Other noncurrent assets" on the Balance Sheets.

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the periods ended June 30.

	Three Months		Six Months
	2021	2020	2021	2020
PPL	$—	$6	$2	$12
PPL Electric	—	5	1	9
LG&E	—	—	—	1
KU	—	1	1	2

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers.

	PPL	PPL Electric	LG&E	KU
Contract liabilities at December 31, 2020	$40	$23	$5	$6
Contract liabilities at June 30, 2021	31	16	5	5
Revenue recognized during the six months ended June 30, 2021 that was included in the contract liability balance at December 31, 2020	24	11	5	6

Contract liabilities at December 31, 2019	$37	$21	$5	$4
Contract liabilities at June 30, 2020	30	16	4	5
Revenue recognized during the six months ended June 30, 2020 that was included in the contract liability balance at December 31, 2019	21	9	5	4

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

At June 30, 2021, PPL had $48 million of performance obligations attributable to Corporate and Other that have not been satisfied. Of this amount, PPL expects to recognize approximately $42 million within the next 12 months.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended June 30 used in the EPS calculation are:

	Three Months		Six Months
	2021	2020	2021	2020
Income (Numerator)
Income (loss) from continuing operations after income taxes available to PPL common shareowners - Basic and Diluted	$(536)	$153	$(333)	$357

Income (loss) from discontinued operations (net of income taxes) available to PPL common shareowners - Basic and Diluted	$555	$191	$(1,488)	$541

Net income (loss) available to PPL common shareowners - Basic and Diluted	$19	$344	$(1,821)	$898

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	769,466	768,768	769,313	768,358
Add: Dilutive share-based payment awards (a)	—	640	—	715
Weighted-average shares - Diluted EPS	769,466	769,408	769,313	769,073

Basic and Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$(0.69)	$0.20	$(0.44)	$0.47
Income (loss) from discontinued operations (net of income taxes)	0.72	0.25	(1.93)	0.70
Net Income (Loss) available to PPL common shareowners	$0.03	$0.45	$(2.37)	$1.17
(a)    All share-based payment awards were excluded from dilutive shares under the Treasury Stock Method for the three and six months ended June 30, 2021, as their effect would have been anti-dilutive due to the loss from continuing operations.

For the periods ended June 30, PPL issued common stock related to stock-based compensation plans and the DRIP as follows (in thousands):

	Three Months		Six Months
	2021	2020	2021	2020
Stock-based compensation plans	137	9	657	607
DRIP	—	509	—	943

For the periods ended June 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Six Months
	2021	2020	2021	2020
Stock-based compensation awards	3,443	1,170	1,838	710

6. Income Taxes

Reconciliations of income tax expense (benefit) for the periods ended June 30 are as follows.

(PPL)
	Three Months		Six Months
	2021	2020	2021	2020
Federal income tax on Income from Continuing Operations Before Income Taxes at statutory tax rate - 21%	$(40)	$41	$15	$96
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	(18)	11	(5)	24
Valuation allowance adjustments (a)	26	6	34	12
Impact of the U.K. Finance Acts on deferred tax balances (b)	383	(2)	383	(3)
Depreciation and other items not normalized	(2)	(2)	(4)	(4)
Amortization of excess deferred federal and state income taxes	(8)	(12)	(20)	(23)
Other	4	(2)	1	(1)
Total increase (decrease)	385	(1)	389	5
Total income tax expense (benefit)	$345	$40	$404	$101
(a)    In June 2021, PPL recorded a $25 million state deferred tax benefit on a net operating loss and an offsetting valuation allowance in connection with the loss on extinguishment associated with a tender offer to purchase and retire PPL Capital Funding's outstanding Senior Notes. See Note 8 for additional information on the tender offer.
(b)The U.K. Finance Act 2021, formally enacted on June 10, 2021, increased the U.K. corporation tax rate from 19% to 25%, effective April 1, 2023. The primary impact of the corporation tax rate increase was an increase in deferred tax liabilities of the U.K. utility business, which was sold on June 14, 2021, and a corresponding deferred tax expense of $383 million, which was recognized in continuing operations.

(PPL Electric)
	Three Months		Six Months
	2021	2020	2021	2020
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$27	$33	$59	$67
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	10	12	22	25
Depreciation and other items not normalized	(2)	(2)	(4)	(4)
Amortization of excess deferred federal and state income taxes	(3)	(5)	(6)	(8)
Other	2	2	—	1
Total increase (decrease)	7	7	12	14
Total income tax expense (benefit)	$34	$40	$71	$81

(LG&E)
	Three Months		Six Months
	2021	2020	2021	2020
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$12	$12	$32	$32
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2	2	6	6
Amortization of excess deferred federal and state income taxes	(3)	(2)	(6)	(5)
Other	1	—	(1)	(2)
Total increase (decrease)	—	—	(1)	(1)
Total income tax expense (benefit)	$12	$12	$31	$31

(KU)
	Three Months		Six Months
	2021	2020	2021	2020
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$15	$13	$37	$34
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	3	7	6
Amortization of excess deferred federal and state income taxes	(4)	(4)	(8)	(8)
Other	(1)	(1)	(2)	(1)
Total increase (decrease)	(2)	(2)	(3)	(3)
Total income tax expense (benefit)	$13	$11	$34	$31

Other

Net Operating Loss and Tax Credit Carryforwards (All Registrants)

PPL utilized its remaining federal net operating losses of $1,111 million and tax credit carryforwards of $272 million in June 2021 as a result of the completion of the sale of the U.K. utility business on June 14, 2021. The related deferred tax assets decreased by approximately $506 million, with a corresponding reduction in current income taxes.

7. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Current Regulatory Assets:
Plant outage costs	$—	$46	$—	$—
Gas supply clause	11	4	—	—
Smart meter rider	20	17	20	17
Transmission formula rate	21	15	21	15
Gas line tracker	7	4	—	—
Storm costs	4	7	4	7
Generation formula rate	3	2	—	—
Other	3	4	—	1
Total current regulatory assets	$69	$99	$45	$40

Noncurrent Regulatory Assets:
Defined benefit plans	$550	$570	$283	$290
Storm costs	12	17	—	—
Unamortized loss on debt	26	30	5	8
Interest rate swaps	20	23	—	—
Terminated interest rate swaps	73	75	—	—
Accumulated cost of removal of utility plant	234	240	234	240
AROs	307	300	—	—
Plant outage costs	57	—	—	—
Other	2	7	—	3
Total noncurrent regulatory assets	$1,281	$1,262	$522	$541

	PPL		PPL Electric
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Current Regulatory Liabilities:
Generation supply charge	$17	$21	$17	$21
Transmission service charge	27	1	27	1
Environmental cost recovery	4	4	—	—
Universal service rider	15	22	15	22
Fuel adjustment clause	5	5	—	—
TCJA customer refund	17	11	17	11
Storm damage expense rider	6	6	6	6
Act 129 compliance rider	5	7	5	7
Economic relief billing credit (b)	50	—	—	—
Challenge to transmission formula rate return on equity reserve (a)	51	—	51	—
Other	1	2	—	—
Total current regulatory liabilities	$198	$79	$138	$68

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$671	$653	$—	$—
Power purchase agreement - OVEC	39	43	—	—
Net deferred taxes	1,624	1,690	545	560
Defined benefit plans	68	60	23	18
Terminated interest rate swaps	64	66	—	—
Other	2	18	—	—
Total noncurrent regulatory liabilities	$2,468	$2,530	$568	$578

	LG&E		KU
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Current Regulatory Assets:
Gas supply clause	$11	$4	$—	$—
Gas line tracker	7	4	—	—
Plant outage costs	—	12	—	34
Generation formula rate	—	—	3	2
Other	3	3	—	—
Total current regulatory assets	$21	$23	$3	$36

Noncurrent Regulatory Assets:
Defined benefit plans	$167	$174	$100	$106
Storm costs	8	11	4	6
Unamortized loss on debt	13	13	8	9
Interest rate swaps	20	23	—	—
Terminated interest rate swaps	43	44	30	31
AROs	86	85	221	215
Plant outage costs	16	—	41	—
Other	1	1	1	3
Total noncurrent regulatory assets	$354	$351	$405	$370

	LG&E		KU
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Current Regulatory Liabilities:
Environmental cost recovery	$1	$—	$3	$4
Fuel adjustment clause	1	—	4	5
Economic relief billing credit (b)	39	—	11	—
Other	—	—	1	2
Total current regulatory liabilities	$41	$—	$19	$11

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$282	$274	$389	$379
Power purchase agreement - OVEC	27	30	12	13
Net deferred taxes	498	528	581	602
Defined benefit plans	1	—	45	42
Terminated interest rate swaps	32	33	32	33
Other	—	17	1	1
Total noncurrent regulatory liabilities	$840	$882	$1,060	$1,070

(a)See “Regulatory Matters - Federal Matters - Challenge to PPL Electric Transmission Formula Rate Return on Equity” below for further information.
(b)Represents regulatory liabilities to be returned to customers through June 30, 2022, as agreed to in the Kentucky rate case, in recognition of the economic impact of COVID-19. See "Rate Case Proceedings" below for additional information.

Regulatory Matters

Kentucky Activities (PPL, LG&E and KU)

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

On April 19, 2021, LG&E and KU entered into an agreement with all intervening parties to the proceedings resolving all matters in their applications, with the explicit exception of LG&E's and KU's net metering proposals. The agreement proposed increases in annual revenues of $217 million ($77 million and $116 million in electricity revenues at LG&E and KU and $24 million in gas revenues at LG&E) based on an authorized return on equity of 9.55%. The proposal included an authorized 9.35% return on equity for the ECR and GLT mechanisms. The agreement did not modify the requested one-year billing credit. The agreement proposed that the KPSC should grant LG&E’s and KU’s request for a CPCN to deploy Advanced Metering Infrastructure and proposed the establishment of a Retired Asset Recovery rider (RAR) to provide for recovery of and return on the remaining investment in certain electric generating units upon their retirement over a ten-year period following retirement. In respect of the RAR rider, the agreement proposed that LG&E and KU will continue to use currently approved depreciation rates for Mill Creek Units 1 and 2 and Brown Unit 3. The agreement also proposed a four-year "stay-out" commitment from LG&E and KU to refrain from effective base rate increases before July 1, 2025, subject to certain exceptions.

On June 30, 2021, the KPSC issued orders approving the proposed agreement filed in April 2021, with certain modifications. The orders provide for increases in annual revenues of $199 million ($73 million and $106 million in electricity revenues at LG&E and KU and $20 million in gas revenues at LG&E) based on an authorized return on equity of 9.425%. The order grants the requested authorized 9.35% return on equity for the ECR and GLT mechanisms and does not modify the requested one-year billing credit. The orders approve the CPCN to deploy Advanced Metering Infrastructure and provide regulatory asset treatment for the remaining net book value of legacy meters upon full implementation of the Advanced Metering Infrastructure program. The orders also approve the establishment of the RAR rider and accepted the four-year "stay-out". The orders, however, disallowed certain legal costs that were included in the settlement. An order on the remaining net metering issues is expected by the end of September 2021. On July 23, 2021, LG&E and KU filed motions for partial rehearing and clarification of the return on equity, the disallowed legal costs and certain other matters related to the KPSC's orders. PPL, LG&E and KU cannot predict the outcome of the motions for partial rehearing and clarification or the remaining net metering issues.

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

Federal Matters

Challenge to PPL Electric Transmission Formula Rate Return on Equity (PPL and PPL Electric)

On May 21, 2020, PP&L Industrial Customer Alliance (PPLICA) filed a complaint with the FERC alleging that PPL Electric's base return on equity (ROE) of 11.18% used to determine PPL Electric's formula transmission rate is unjust and unreasonable, and proposing an alternative ROE of 8.0% based on its interpretation of FERC Opinion No. 569. However, also on May 21, 2020, the FERC issued Opinion No. 569-A in response to numerous requests for rehearing of Opinion No. 569, which revised the method for analyzing base ROE. On June 10, 2020, PPLICA filed a Motion to Supplement the May 21, 2020 complaint in which PPLICA continued to allege that PPL Electric’s base ROE is unjust and unreasonable, but revised its analysis of PPL Electric's base ROE to reflect the guidance provided in Opinion No. 569-A. The amended complaint proposed an updated alternative ROE of 8.5% and also requested that the FERC preserve the original refund effective date as established by the filing of the original complaint on May 21, 2020. Several parties filed motions to intervene, including one party who filed Comments in Support of the original complaint.

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

In the three and six months ended June 30, 2021, PPL Electric recorded a revenue reserve of $17 million and $36 million after-tax representing revenue subject to refund for the period May 21, 2020 through June 30, 2021. Of these amounts, $7 million for the three months ended June 30, 2021 and $20 million for the six months ended June 30, 2021, relates to the period from May 21, 2020 to December 31, 2020.

FERC Transmission Rate Filing (PPL, LG&E and KU)

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

Other

Purchase of Receivables Program (PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During the three and six months ended June 30, 2021, PPL Electric purchased $250 million and $574 million of accounts receivable from alternative suppliers. During the three and six months ended June 30, 2020, PPL Electric purchased $240 million and $551 million of accounts receivable from alternative suppliers.

8. Financing Activities

Credit Arrangements and Short-term Debt

(All Registrants)

The Registrants maintain credit facilities to enhance liquidity, provide credit support and act as a backstop to commercial paper programs. For reporting purposes, on a consolidated basis, PPL's arrangements listed below include the credit facilities and commercial paper programs of PPL Electric, LG&E and KU. The amounts listed in the borrowed column below are recorded as "Short-term debt" on the Balance Sheets except for borrowings under PPL Capital Funding’s term loan agreement due March 2022, which are reflected in “Long-term debt” at December 31, 2020. The following credit facilities were in place at:

	June 30, 2021					December 31, 2020
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
PPL Capital Funding
Syndicated Credit Facility	Jan. 2024	$1,450	$—	$—	$1,450	$—	$402
Bilateral Credit Facility	Mar. 2022	50	—	—	50	—	—
Bilateral Credit Facility	Mar. 2022	50	—	15	35	—	15
Term Loan Credit Facility	Mar. 2022	—	—	—	—	100	—
Term Loan Credit Facility	Mar. 2021	—	—	—	—	100	—
Term Loan Credit Facility	Mar. 2021	—	—	—	—	200	—
Total PPL Capital Funding Credit Facilities		$1,550	$—	$15	$1,535	$400	$417

PPL Electric
Syndicated Credit Facility	Jan. 2024	$650	$—	$1	$649	$—	$1

LG&E
Syndicated Credit Facility	Jan. 2024	$500	$—	$—	$500	$—	$262

KU
Syndicated Credit Facility	Jan. 2024	$400	$—	$—	$400	$—	$203

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	June 30, 2021				December 31, 2020
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding		$1,500	$—	$1,500	0.25%	$402
PPL Electric		650	—	650		—
LG&E (a)		425	—	425	0.28%	262
KU		350	—	350	0.28%	203
Total		$2,925	$—	$2,925		$867

(a)In March 2021, the capacity for the LG&E commercial paper program was increased from $350 million to $425 million.

(PPL Electric, LG&E, and KU)

See Note 12 for discussion of intercompany borrowings.

Long-term Debt

(PPL)

In April 2021, PPL Capital Funding repaid its $100 million term loan expiring in March 2022.

In June 2021, PPL Capital Funding commenced a tender offer to purchase for cash and retire (1) any and all of its outstanding 4.20% Senior Notes due 2022, 3.50% Senior Notes due 2022, 3.40% Senior Notes due 2023 and 3.95% Senior Notes due 2024 and (2) up to $1 billion aggregate purchase price of its outstanding 4.70% Senior Notes due 2043, 5.00% Senior Notes due 2044, 4.00% Senior Notes due 2047, 4.125% Senior Notes due 2030 and 3.10% Senior Notes due 2026.

In June 2021, in connection with the tender offer, PPL Capital Funding retired $1,962 million combined aggregate principal amount of its outstanding Senior Notes for $2,293 million aggregate cash purchase price that included the tender premium and accrued interest. These Senior Notes had a weighted average interest rate of 4.14%. The loss on extinguishment associated with the transaction was $322 million, which included the tender premium, bank fees and unamortized fees, hedges and discounts. This loss on extinguishment was recorded to "Interest Expense" on the Statements of Income.

In July 2021, PPL Capital Funding redeemed the remaining $1,072 million combined aggregate principal amount of its outstanding 4.20% Senior Notes due 2022, 3.50% Senior Notes due 2022, 3.40% Senior Notes due 2023 and 3.95% Senior Notes due 2024 that had not been validly tendered for an aggregate cash purchase price of $1,133 million, which included make-whole premiums and accrued interest. These Senior Notes had a weighted average interest rate of 3.71%. The loss on extinguishment associated with the transaction was $58 million, which included make-whole premiums, unamortized fees, hedges and discounts. PPL Capital Funding also redeemed its $450 million of 5.90% Junior Subordinated Notes due in 2073 at par. There was no loss on the redemption of these notes.

In July 2021, LKE redeemed at par the $250 million 4.375% Senior Notes due 2021.

(PPL and LG&E)

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

In June 2021, LG&E converted the $31 million of Louisville/Jefferson County Metro Government of Kentucky Environmental Facilities Revenue Refunding Bonds, 2007 Series A issued on its behalf to a weekly interest rate, as permitted under loan documents. The bonds mature on June 1, 2033.

In June 2021, LG&E converted the $35 million of Louisville/Jefferson County Metro Government, of Kentucky Environmental Facilities Revenue Refunding Bonds, 2007 Series B issued on its behalf to a weekly interest rate, as permitted under loan documents. The bonds mature on June 1, 2033.

(PPL and KU)

In June 2021, the County of Carroll, Kentucky remarketed $54 million of Environmental Facilities Revenue Refunding Bonds, 2006 Series B due 2034 previously issued on behalf of KU. The bonds were remarketed at a long-term rate and will bear interest at 2.125% though their maturity date of October 1, 2034.

In June 2021, the County of Carroll, Kentucky remarketed $78 million of Environmental Facilities Revenue Bonds 2008 Series A due 2032 previously issued on behalf of KU. The bonds were remarketed at a long-term rate and will bear interest at 2.00% through their maturity date of February 1, 2032.

(PPL and PPL Electric)

In June 2021, PPL Electric issued $650 million of First Mortgage Bonds, Floating Rate Series due 2024. PPL Electric received proceeds of $647 million, net of underwriting fees, which were used to redeem its $400 million outstanding First Mortgage Bonds, 3% Series due 2021 in July 2021 and for general corporate purposes.

(PPL)

Equity Securities

ATM Program

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program, including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the six months ended June 30, 2021. The ATM program expired in February 2021.

Distributions

In May 2021, PPL declared a quarterly common stock dividend, payable July 1, 2021, of 41.5 cents per share (equivalent to $1.66 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

9. Acquisitions, Development and Divestitures

(PPL)

Discontinued Operations

Share Purchase Agreement to Sell U.K. Utility Business

On March 17, 2021, PPL WPD Limited (WPD Limited) entered into a share purchase agreement (the WPD SPA) to sell PPL's U.K. utility business to National Grid Holdings One plc (National Grid U.K.), a subsidiary of National Grid plc. Pursuant to the WPD SPA, National Grid U.K. would acquire 100% of the issued share capital of PPL WPD Investments Limited (WPD Investments) for £7.8 billion in cash. WPD Limited would also receive an additional amount of £548,000 for each day during the period from January 1, 2021 to the closing date if the dividends usually declared by WPD Investments to WPD Limited are not paid for that period.

On June 14, 2021, the sale of the U.K. utility business was completed. The transaction resulted in cash proceeds of $10.7 billion inclusive of foreign currency hedges executed by PPL. PPL received net proceeds, after taxes and fees, of $10.4 billion.

WPD Limited and National Grid U.K. each made customary representations and warranties in the WPD SPA. National Grid U.K., at its expense, purchased warranty and indemnity insurance. WPD Limited agreed to indemnify National Grid U.K. for certain tax related matters. See Note 11 for additional information. PPL will not have any significant involvement with the U.K. utility business after completion of the sale.

Loss on Sale

The following table summarizes the pre-tax loss recorded upon completion of the sale.

Six Months
2021
Sales proceeds, net of realized foreign currency hedge losses (a)	$10,732
Unrealized foreign currency hedge losses recognized in 2020	125
Less: Costs to sell (b)	69
Less: Carrying value (c)	12,397
Loss on sale	$(1,609)

(a)Includes the fixed and additional consideration of £7,881 million specified in the WPD SPA, converted at a spot rate of $1.4107 per GBP, offset by $386 million of realized foreign currency hedge losses to hedge the proceeds from the sale.
(b)Includes bank advisory, legal and accounting fees to facilitate the transaction.
(c)Represents the carrying value of the U.K. utility business at the time of sale and includes the realization of AOCI of $3.6 billion, which arose primarily from currency translation adjustments and defined benefit plans associated with the U.K. utility business.

Summarized Results of Discontinued Operations

The operations of the U.K. utility business are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income. Following are the components of discontinued operations in the Statements of Income for the periods ended June 30:

	Three Months		Six Months
	2021	2020	2021	2020
Operating Revenues	$710	$476	$1,344	$1,090
Operating Expenses	214	228	466	449
Other Income (Expense) - net	136	66	202	196
Interest Expense (a)	116	89	209	183
Income before income taxes	516	225	871	654
Gain (Loss) on sale	38	—	(1,609)	—
Income tax expense (b)	(1)	34	750	113
Income (Loss) from Discontinued Operations (net of income taxes)	$555	$191	$(1,488)	$541

(a)No interest from corporate level debt was allocated to discontinued operations.

(b)The six month period ended June 30, 2021 primarily includes a federal tax expense of $647 million for the recognition of the tax cost associated with the realization of the book-tax outside basis difference in PPL's investment in the U.K. utility business and foreign tax expense of $166 million on current year operations.

Summarized Assets and Liabilities Held for Sale

The following major classes of assets and liabilities of the U.K. utility business were reclassified on PPL's Balance Sheet to "Current assets held for sale" and "Current liabilities held for sale" as of December 31, 2020:

Held for Sale at December 31, 2020
Cash and cash equivalents	$266
Accounts receivable and unbilled revenues	389
Price risk management assets	146
Property, plant and equipment, net (a)	14,392
Goodwill	2,558
Other intangibles	413
Pension benefit asset	682
Other assets	137
Total Assets	$18,983

Short-term debt and long-term debt due within one year	$994
Accounts payable	220
Customer deposits	217
Accrued interest	190
Long-term debt	7,938
Total deferred income taxes	1,032
Price risk management liabilities	137
Other deferred credits and liabilities	295
Total Liabilities	$11,023

Net assets (b)	$7,960

(a)Depreciation of fixed assets ceased upon classification as held for sale in the first quarter of 2021.
(b)The net assets and liabilities held for sale exclude $4.0 billion of AOCI related to the U.K. utility business that are required to be included in the carrying value of an entity classified as held for sale when assessing impairment and determining the gain or loss on sale. Prior to the sale, AOCI related to the U.K. utility business were reported as a component of PPL’s equity.

Acquisitions

Share Purchase Agreement to Acquire Narragansett Electric

On March 17, 2021, PPL and its subsidiary, PPL Energy Holdings, entered into a share purchase agreement (Narragansett SPA) with National Grid USA (National Grid U.S.), a subsidiary of National Grid plc to acquire 100% of the outstanding shares of common stock of Narragansett Electric for approximately $3.8 billion in cash. On May 3, 2021, an Assignment and Assumption Agreement was entered into by PPL, PPL Energy Holdings, PPL Rhode Island Holdings and National Grid U.S. whereby certain interests of PPL Energy Holdings in the Narragansett SPA were assigned to and assumed by PPL Rhode Island Holdings. Pursuant to that Assignment and Assumption Agreement, PPL Rhode Island Holdings became the purchasing entity under the Narragansett SPA. The acquisition is expected to be funded with proceeds from the sale of the U.K. utility business. PPL has agreed to guarantee all obligations of PPL Energy Holdings and PPL Rhode Island Holdings under the Narragansett SPA and the related Assignment and Assumption Agreement.

The closing of the acquisition, which is currently expected to occur by March 2022, is subject to the receipt of certain U.S. regulatory approvals or waivers, including, among others, authorizations or waivers from the Rhode Island Division of Public Utilities and Carriers, the Massachusetts Department of Public Utilities, the Federal Communications Commission, and the FERC, as well as review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary conditions to closing, including the execution and delivery of certain related transaction documents. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the acquisition, expired on June 2, 2021. On July 14, 2021, the FCC consented to the Transfer of Control Application for the transfer of control of certain communications licenses held by Narragansett Electric from National Grid U.S. to PPL. The Massachusetts Department of Public Utilities granted a waiver of jurisdiction with respect to the acquisition on July 16, 2021. The regulatory approvals and waiver remain subject to any applicable appeal periods.

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

In connection with the acquisition, National Grid U.S. and one or more of its subsidiaries and Narragansett Electric will enter into a transition services agreement, pursuant to which National Grid U.S. and/or one or more of its affiliates will agree to provide certain transition services to Narragansett Electric and its affiliates to facilitate the operation of Narragansett Electric following the consummation of the acquisition and the transition of operations to PPL, as agreed upon in the Narragansett SPA.

10. Defined Benefits

(PPL)

Certain net periodic defined benefit costs are applied to accounts that are further distributed among capital, expense, regulatory assets and regulatory liabilities, including certain costs allocated to applicable subsidiaries for plans sponsored by PPL Services and LKE. Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL and its subsidiaries for the periods ended June 30:

	Pension Benefits
	Three Months				Six Months
	U.S.		U.K. (a)		U.S.		U.K. (a)
	2021	2020	2021	2020	2021	2020	2021	2020
PPL
Service cost	$15	$15	$31	$21	$28	$28	$56	$44
Interest cost	29	36	33	35	61	74	62	71
Expected return on plan assets	(66)	(63)	(207)	(151)	(127)	(123)	(384)	(309)
Amortization of:
Prior service cost	2	2	—	—	4	4	—	—
Actuarial loss	24	24	62	52	49	44	116	106
Net periodic defined benefit costs (credits)	$4	$14	$(81)	$(43)	$15	$27	$(150)	$(88)

(a)    U.K. amounts are reflected in discontinued operations as the sale of the U.K. utility business was completed on June 14, 2021. See Note 9 for additional information on the sale of the U.K. utility business.

	Other Postretirement Benefits
	Three Months		Six Months
	2021	2020	2021	2020
PPL
Service cost	$1	$1	$3	$3
Interest cost	4	5	8	10
Expected return on plan assets	(7)	(6)	(12)	(11)
Amortization of:
Prior service cost	1	1	1	1
Net periodic defined benefit costs	$(1)	$1	$—	$3

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

	Three Months		Six Months
	2021	2020	2021	2020
PPL Electric	$2	$3	$2	$6
LG&E	(2)	2	1	5
KU	(2)	—	(1)	1

(All Registrants)

The non-service cost components of net periodic defined benefit costs (credits) (interest cost, expected return on plan assets, amortization of prior service cost and amortization of actuarial gain and loss) are presented in "Other Income (Expense) - net" on the Statements of Income. See Note 13 for additional information.

Expected Cash Flows - U.K. Pension Plans (PPL)

The pension plans of WPD are subject to formal actuarial valuations every three years, which are used to determine funding requirements. Contribution requirements were evaluated in accordance with the valuation performed as of March 31, 2019. Prior to the sale of the U.K. utility business, which was completed on June 14, 2021, WPD made contributions to its pension plans of $124 million in 2021. See Note 9 for additional information on the sale. WPD is currently permitted to recover in current revenues approximately 78% of its pension funding requirements for its primary pension plans.

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

PPL Corporation et al. vs. Riverstone Holdings LLC, Talen Energy Corporation et al.

On November 30, 2018, PPL, certain PPL affiliates, and certain current and former officers and directors (PPL plaintiffs) filed a complaint in the Court of Chancery of the State of Delaware seeking various forms of relief against Riverstone, Talen Energy and certain of their affiliates (Delaware Action), in response to and as part of the defense strategy for an action filed by Talen Montana, LLC (the Talen Direct Action, since dismissed) and the Talen Putative Class Action described above (together, the Montana Actions) originally filed in Montana state court in October 2018. In the complaint, the PPL plaintiffs ask the Delaware Court of Chancery for declaratory and injunctive relief. This includes a declaratory judgment that, under the separation agreement governing the spinoff of PPL Energy Supply, all related claims that arise must be heard in Delaware; that the statute of limitations in Delaware and the spinoff agreement bar these claims at this time; that PPL is not liable for the claims in either the Talen Direct Action or the Talen Putative Class Action as PPL Montana was solvent at all relevant times; and that the separation agreement requires that Talen Energy indemnify PPL for all losses arising from the debts of Talen Montana, among other things. PPL's complaint also seeks damages against Riverstone for interfering with the separation agreement and against Riverstone affiliates for breach of the implied covenant of good faith and fair dealing. The complaint was subsequently amended on January 11, 2019 and March 20, 2019, to include, among other things, claims related to indemnification with respect to the Montana Actions, request a declaration that the Montana Actions are time-barred under the spinoff agreements, and allege additional facts to support the tortious interference claim. In April 2019, the defendants filed motions to dismiss the amended complaint. In July 2019, the Court heard oral arguments from the parties regarding the motions to dismiss, and in October 2019, the Delaware Court of Chancery issued an opinion sustaining all of the PPL plaintiffs' claims except for the claim for breach of implied covenant of good faith and fair dealing. As a result of the dismissal of the Talen Direct Action in December 2019, in January 2020, Talen Energy filed a new motion to dismiss five of the remaining eight claims in the amended complaint. The Court heard oral argument on Talen's motion to dismiss on May 28, 2020, and on June 22, 2020, issued an opinion denying the motion in its entirety. Discovery is proceeding, and a trial has been scheduled for February 2022.

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

PPL believes that it has meritorious defenses to the claims made in the Talen Putative Class Action and intends to continue to vigorously defend against this action. The Talen Putative Class Action was stayed at an early stage of litigation. While the Delaware Action is progressing, at this time PPL cannot predict the outcome of either of these matters or estimate the range of possible losses, if any, that PPL might incur as a result of the claims, although they could be material.

(PPL and LG&E)

Cane Run Environmental Claims

In December 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky (U.S. District Court) alleging violations of the Clean Air Act, RCRA, and common law claims of nuisance, trespass and negligence. In July 2014, the U.S. District Court dismissed the RCRA claims and all but one Clean Air Act claim, but declined to dismiss the common law tort claims. In February 2017, the U.S. District Court dismissed PPL as a defendant and dismissed the final federal claim against LG&E, and in April 2017, issued an Order declining to exercise supplemental jurisdiction on the state law claims dismissing the case in its entirety. In June 2017, the plaintiffs filed a class action complaint in Jefferson County, Kentucky Circuit Court, against LG&E alleging state law nuisance, negligence and trespass tort claims. The plaintiffs seek compensatory and punitive damages for alleged property damage due to purported plant emissions on behalf of a class of residents within one to three miles of the plant. On January 8, 2020, the Jefferson Circuit Court issued an order denying the plaintiffs’ request for class certification. On January 14, 2020, the plaintiffs filed a notice of appeal in the Kentucky Court of Appeals. On December 11, 2020, the Court of Appeals issued an order affirming the lower court’s denial of class certification. In December 2020, plaintiffs filed a petition for discretionary review with the Kentucky Supreme Court. On April 20, 2021, the Kentucky Supreme Court denied further review of the lower court order. The case will be remanded to the Jefferson Circuit Court for the claims of the three remaining petitioners to be heard on an individual basis. PPL and LG&E cannot predict the ultimate outcome of the remaining proceedings, but do not anticipate this matter will have a significant impact on operations or financial condition.

(PPL and KU)

E.W. Brown Environmental Claims

In July 2017, the Kentucky Waterways Alliance and the Sierra Club filed a citizen suit complaint against KU in the U.S. District Court for the Eastern District of Kentucky (U.S. District Court) alleging discharges at the E.W. Brown plant in violation of the Clean Water Act and the plant's water discharge permit and alleging contamination that may present an imminent and substantial endangerment in violation of the RCRA. The plaintiffs' suit relates to prior notices of intent to file a citizen suit submitted in October and November 2015 and October 2016. These plaintiffs sought injunctive relief ordering KU to take all actions necessary to comply with the Clean Water Act and RCRA, including ceasing the discharges in question, abating effects associated with prior discharges and eliminating the alleged imminent and substantial endangerment. These plaintiffs also sought assessment of civil penalties and an award of litigation costs and attorney fees. In December 2017, the U.S. District Court issued an Order dismissing the Clean Water Act and RCRA complaints against KU in their entirety. In January 2018, the plaintiffs appealed the dismissal Order to the U.S. Court of Appeals for the Sixth Circuit. In September 2018, the U.S. Court of Appeals for the Sixth Circuit issued its ruling affirming the lower court's decision to dismiss the Clean Water Act claims but reversing its dismissal of the RCRA claims against KU and remanding the latter to the U.S. District Court. In November 2018, the U.S. Court of Appeals for the Sixth Circuit denied KU's petition for rehearing regarding the RCRA claims. In January 2019, KU filed an answer to plaintiffs’ complaint in the U.S. District Court. Discovery is complete and the parties' filed motions for partial summary judgment. In December 2020, the U.S. District Court delayed the trial scheduled for February 2, 2021 indefinitely due to pandemic considerations. In May 2021, the U.S. District Court issued an order granting KU's motion for summary judgment and dismissed the case. In June 2021, the plaintiffs appealed the district court's order to the U.S. Court of Appeals for the Sixth Circuit. The parties are conducting certain settlement discussions. PPL and KU cannot predict the outcome of these matters and an estimate or range of possible losses cannot be determined.

KU is undertaking extensive remedial measures at the E.W. Brown plant including closure of the former ash pond, implementation of a groundwater remedial action plan and performance of a corrective action plan including aquatic study of adjacent surface waters and risk assessment. The aquatic study and risk assessment are being undertaken pursuant to a 2017 agreed Order with the Kentucky Energy and Environment Cabinet (KEEC). KU conducted sampling of Herrington Lake in 2017 and 2018. In June 2019, KU submitted to the KEEC the required aquatic study and risk assessment, conducted by an independent third-party consultant, finding that discharges from the E.W. Brown plant have not had any significant impact on Herrington Lake and that the water in the lake is safe for recreational use and meets safe drinking water standards. On May 31, 2021, the KEEC approved the report and released a response to public comments. PPL and KU are currently performing an evaluation addressing whether additional remedial measures will be required at the E.W. Brown plant.

Air

Sulfuric Acid Mist Emissions (PPL and LG&E)

In June 2016, the EPA issued a notice of violation under the Clean Air Act alleging that LG&E violated applicable rules relating to sulfuric acid mist emissions at its Mill Creek plant. The notice alleges failure to install proper controls, failure to operate the facility consistent with good air pollution control practice, and causing emissions exceeding applicable requirements or constituting a nuisance or endangerment. LG&E believes it has complied with applicable regulations during the relevant time period. On July 31, 2020, the U.S. Department of Justice and Louisville Metro Air Pollution Control District filed a complaint in the U.S. District Court for the Western District of Kentucky alleging violations specified in the EPA notice of violation and seeking civil penalties and injunctive relief. In October 2020, LG&E filed a motion to dismiss the complaint. In December 2020, the U.S. Department of Justice and the Louisville Metro Air Pollution Control District filed an amended complaint. In February 2021, LG&E filed a renewed motion to dismiss regarding the amended complaint. In June 2021, the U.S. District Court approved the parties' request for a three-month stay in connection with settlement discussions occurring among the parties. PPL and LG&E are unable to predict the outcome of this matter but do not believe the matter will have a significant impact on LG&E's operations or financial condition.

Water/Waste

(PPL, LG&E and KU)

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

CCRs

In 2015, the EPA issued a final rule governing management of CCRs which include fly ash, bottom ash and sulfur dioxide scrubber wastes. The CCR Rule imposes extensive new requirements for certain CCR impoundments and landfills, including public notifications, location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements, and specifies restrictions relating to the beneficial use of CCRs. In July 2018, the EPA issued a final rule extending the deadline for closure of certain impoundments and adopting other substantive changes. In August 2018, the D.C. Circuit Court of Appeals vacated and remanded portions of the CCR Rule. In December 2019, the EPA addressed the deficiencies identified by the court and proposed amendments to change the closure deadline. In August 2020, the EPA published a final rule extending the deadline to initiate closure to April 11, 2021, while providing for certain extensions. The EPA is conducting ongoing rulemaking actions regarding various other amendments to the rule. Certain ongoing legal challenges to various provisions of the CCR Rule have been held in abeyance pending review by the EPA pursuant to the President's executive order. PPL, LG&E and KU are unable to predict the outcome of the ongoing litigation and rulemaking or potential impacts on current LG&E and KU compliance plans. The Registrants are currently finalizing closure plans and schedules.

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

As of June 30, 2021 and December 31, 2020, PPL Electric had a recorded liability of $10 million representing its best estimate of the probable loss incurred to remediate the sites identified above. Depending on the outcome of investigations at identified sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred. PPL Electric, LG&E and KU lack sufficient information about such additional sites to estimate any potential liability or range of reasonably possible losses, if any, related to these sites. Such costs, however, are not currently expected to be significant.

The EPA is evaluating the risks associated with polycyclic aromatic hydrocarbons and naphthalene, chemical by-products of coal gas manufacturing. As a result, individual states may establish stricter standards for water quality and soil cleanup, that could require several PPL subsidiaries to take more extensive assessment and remedial actions at former coal gas manufacturing plants. The Registrants cannot estimate a range of possible losses, if any, related to these matters.

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

Gas - Security Directives (PPL and LG&E)

In May and July of 2021, the Department of Homeland Security’s (DHS) Transportation Security Administration (TSA) released two security directives applicable to certain notified owners and operators of natural gas pipeline facilities (including local distribution companies) that TSA has determined to be critical. The first security directive required notified owners/operators to implement cybersecurity incident reporting to the DHS, designate a cybersecurity coordinator, and perform a gap assessment of current entity cybersecurity practices against certain voluntary TSA security guidelines and report relevant results and proposed mitigation to applicable DHS agencies. The second security directive requires notified entities to implement a significant number of specified cyber security controls and processes. PPL and LG&E are currently evaluating the impact of the security directives. The impact on operations or an estimate or range of possible costs cannot be determined.

Other

Labor Union Agreements

(PPL and PPL Electric)

For PPL and PPL Electric, labor agreement negotiations with the IBEW are expected to commence in the second half of 2021. The current five-year agreement expires in May 2022.

(KU)

KU has 70 employees that are represented by the IBEW labor union. On August 1, 2021, KU and the IBEW ratified a three-year labor agreement through August 2024. The terms of the new labor agreement are not expected to have a significant impact on the financial results of KU.

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

(PPL)

PPL fully and unconditionally guarantees all of the debt securities and loan obligations of PPL Capital Funding.

(All Registrants)

The table below details guarantees provided as of June 30, 2021. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote. For reporting purposes, amounts for PPL on a consolidated basis include guarantees of PPL Electric, LG&E and KU.

	Exposure at June 30, 2021		Expiration Date
PPL
Indemnifications related to the sale of the U.K. utility business	£7,881	(a)	2021
Indemnifications related to certain tax liabilities related to the sale of the U.K. utility business	£50	(b)	2028
LKE indemnification of WKE lease termination and other divestitures	$200	(c)	2021
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(d)

(a)PPL WPD Limited agreed to provide a standard indemnity regarding “leakage” amounts, which includes amounts taken out of the sold assets through dividends, return of capital, bonuses or similar method, received or waived by WPD (or its affiliates defined as members of the Sellers Group in the SPA) during the period from April 1, 2020 through June 14, 2021, except such amounts permitted under the WPD SPA. The amount of the cap on this indemnity is the amount paid to PPL WPD Limited at closing.

(b)PPL WPD Limited entered into a Tax Deed dated June 9, 2021 in which it agreed to a tax indemnity regarding certain potential tax liabilities of the entities sold with respect to periods prior to the completion of the sale, subject to customary exclusions and limitations. Because National Grid Holdings One plc, the buyer, agreed to purchase indemnity insurance, the amount of the cap on the indemnity for these liabilities is £1, except with respect to certain surrenders of tax losses, for which the amount of the cap on the indemnity is £50 million.
(c)LKE provides certain indemnifications covering the due and punctual payment, performance and discharge by each party of its respective obligations. The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under a 2009 Transaction Termination Agreement. This guarantee has a term of 12 years ending July 2021, and a maximum exposure of $200 million exclusive of certain items such as qualifying open claims, if any, or government fines and penalties that may survive the expiration or exceed the maximum, respectively. Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates. The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum. LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party. PPL cannot predict the ultimate outcomes of the various indemnification scenarios, but does not expect such outcomes to result in significant losses.
(d)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. PPL's proportionate share of OVEC's outstanding debt was $97 million at June 30, 2021, consisting of LG&E's share of $67 million and KU's share of $30 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 11 in PPL's, LG&E's and KU's 2020 Form 10-K for additional information on the OVEC power purchase contract.

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

Risks and Uncertainties (All Registrants)

The COVID-19 pandemic has disrupted the U.S. and global economies and continues to present challenges to businesses, communities, workforces and markets. In the U.S. and throughout the world, governmental authorities have taken actions to contain the spread of the virus and mitigate known or foreseeable impacts. In the Registrants’ service territories, mitigation measures included quarantines, stay-at-home orders, travel restrictions, reduced operations or closures of businesses, schools and governmental agencies, and legislative or regulatory actions to address health or other pandemic-related concerns. Many restrictions that had been imposed are in the process of being lifted but may be reenacted if there is a resurgence of infections. These actions have the potential to adversely impact the Registrants' business and operations, especially if these measures remain in effect for a prolonged period of time.

To date, there has been no material impact on the Registrants’ operations, financial condition, liquidity or on their supply chain as a result of COVID-19; however, the duration and severity of the outbreak and its ultimate effects on the global economy, the financial markets, or the Registrants’ workforce, customers and suppliers are uncertain. A protracted slowdown of broad sectors of the economy, prolonged or pervasive restrictions on businesses and their workforces, or significant changes in legislation or regulatory policy to address the COVID-19 pandemic all present significant risks to the Registrants. These or other unpredictable events resulting from the pandemic could reduce customer demand for electricity and gas, impact the Registrants’ employees and supply chains, result in an increase in certain costs, delay payments or increase bad debts, or result in changes in the fair value of their assets and liabilities, which could materially and adversely affect the Registrants’ business, results of operations, financial condition or liquidity.

12. Related Party Transactions

Support Costs (PPL Electric, LG&E and KU)

PPL Services, PPL EU Services and LKS provide the Registrants, their respective subsidiaries and each other with administrative, management and support services. For all services companies, the costs of directly assignable and attributable services are charged to the respective recipients as direct support costs. General costs that cannot be directly attributed to a specific entity are allocated and charged to the respective recipients as indirect support costs. PPL Services and PPL EU

Services use a three-factor methodology that includes the applicable recipients' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs. PPL Services may also use a ratio of overall direct and indirect costs or a weighted average cost ratio. LKS bases its indirect allocations on the subsidiaries' number of employees, total assets, revenues, number of customers and/or other statistical information. PPL Services, PPL EU Services and LKS charged the following amounts for the periods ended June 30, including amounts applied to accounts that are further distributed between capital and expense on the books of the recipients, based on methods that are believed to be reasonable.

	Three Months		Six Months
	2021	2020	2021	2020
PPL Electric from PPL Services	$11	$14	$21	$26
PPL Electric from PPL EU Services	49	41	99	82
LG&E from LKS	44	44	86	82
KU from LKS	45	46	89	87

In addition to the charges for services noted above, LKS makes payments on behalf of LG&E and KU for fuel purchases and other costs for products or services provided by third parties. LG&E and KU also provide services to each other and to LKS. Billings between LG&E and KU relate to labor and overheads associated with union and hourly employees performing work for the other company, charges related to jointly-owned generating units and other miscellaneous charges. Tax settlements between PPL and LG&E and KU are reimbursed through LKS.

Intercompany Borrowings

(PPL Electric)

PPL Energy Funding maintains a $1,200 million revolving line of credit with a PPL Electric subsidiary. At June 30, 2021, PPL Energy Funding had borrowings outstanding in the amount of $1,075 million. This balance is reflected in "Notes receivable from affiliate" on the PPL Electric balance sheet. No balance was outstanding at December 31, 2020. The interest rates on borrowings are equal to one-month LIBOR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the Income Statements.

(LG&E and KU)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to the difference between LG&E's FERC borrowing limit and LG&E's commercial paper limit at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on LIBOR. LG&E's money pool borrowing limit is $325 million. At June 30, 2021, LG&E had borrowings outstanding from LKE in the amount of $282 million. This balance is reflected in "Notes payable to affiliates" on the LG&E balance sheets. No balances were outstanding December 31, 2020.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to the difference between KU's FERC borrowing limit and KU's commercial paper limit at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on LIBOR. KU's money pool borrowing limit is $300 million. At June 30, 2021, KU had borrowings outstanding from LKE in the amount of $226 million. This balance is reflected in "Notes payable to affiliates" on the KU balance sheets. No balances were outstanding at December 31, 2020.

VEBA Funds Receivable (PPL Electric)

In May 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay medical claims of active bargaining unit employees. Based on PPL Electric's participation in PPL’s Other Postretirement Benefit plan, PPL Electric was allocated a portion of the excess funds from PPL Services. These funds have been recorded as an intercompany receivable on PPL Electric's Balance Sheets. The receivable balance decreases as PPL Electric pays incurred medical claims and is reimbursed by PPL Services. The intercompany receivable balance associated with these funds was $17 million as of June 30, 2021, of which $10 million was reflected in "Accounts receivable from affiliates" and $7 million was reflected in "Other noncurrent assets" on the PPL Electric Balance Sheet. The intercompany receivable balance associated with these funds was $22 million as of December 31, 2020, of which $10 million was reflected in "Accounts receivable from affiliates" and $12 million was reflected in "Other noncurrent assets" on the PPL Electric balance sheets.

Other (PPL Electric, LG&E and KU)

See Note 10 for discussions regarding intercompany allocations associated with defined benefits.

13. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended June 30, were:

	Three Months		Six Months
	2021	2020	2021	2020
Other Income
Defined benefit plans - non-service credits (Note 10)	$8	$2	$12	$3
Interest Income	4	1	4	1
AFUDC - equity component	5	5	9	8
Miscellaneous	5	1	5	2
Total Other Income	22	9	30	14
Other Expense
Charitable contributions	1	1	2	2
Miscellaneous	8	(2)	15	7
Total Other Expense	9	(1)	17	9
Other Income (Expense) - net	$13	$10	$13	$5

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	June 30, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$7,629	$7,629	$—	$—	$442	$442	$—	$—
Restricted cash and cash equivalents (a)	1	1	—	—	1	1	—	—

	June 30, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Special use funds (a):
Money market fund	1	1	—	—	—	—	—	—
Commingled debt fund measured at NAV (b)	24	—	—	—	26	—	—	—
Commingled equity fund measured at NAV (b)	24	—	—	—	25	—	—	—
Total special use funds	49	1	—	—	51	—	—	—
Total assets	$7,679	$7,631	$—	$—	$494	$443	$—	$—

Liabilities
Price risk management liabilities (c):
Interest rate swaps	$20	$—	$20	$—	$23	$—	$23	$—
Total price risk management liabilities	$20	$—	$20	$—	$23	$—	$23	$—

PPL Electric
Assets
Cash and cash equivalents	$58	$58	$—	$—	$40	$40	$—	$—
Total assets	$58	$58	$—	$—	$40	$40	$—	$—

LG&E
Assets
Cash and cash equivalents	$4	$4	$—	$—	$7	$7	$—	$—
Total assets	$4	$4	$—	$—	$7	$7	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$20	$—	$20	$—	$23	$—	$23	$—
Total price risk management liabilities	$20	$—	$20	$—	$23	$—	$23	$—

KU
Assets
Cash and cash equivalents	$7	$7	$—	$—	$22	$22	$—	$—
Total assets	$7	$7	$—	$—	$22	$22	$—	$—

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

Price Risk Management Assets/Liabilities - Interest Rate Swaps/Foreign Currency Contracts/Cross-Currency Swaps

(PPL, LG&E and KU)

To manage interest rate risk, PPL, LG&E and KU use interest rate contracts such as forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps. To manage foreign currency exchange risk, PPL used foreign currency contracts such as forwards, options and cross-currency swaps that contain characteristics of both interest rate and foreign currency contracts. An income approach is used to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR and government security rates) and forward foreign currency exchange rates (e.g., GBP), as well as inputs that may not be observable, such as credit valuation adjustments. In certain cases, market information cannot practicably be obtained to value credit risk and therefore internal models are relied upon. These models use projected probabilities of default and estimated recovery rates based on historical observances. When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.

Financial Instruments Not Recorded at Fair Value (All Registrants)

The carrying amounts of long-term debt on the Balance Sheets and their estimated fair values are set forth below. Long-term debt is classified as Level 2. The effect of third-party credit enhancements is not included in the fair value measurement.

	June 30, 2021		December 31, 2020
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$13,295	$15,393	$14,689	$17,774
PPL Electric	4,885	5,732	4,236	5,338
LG&E	2,006	2,394	2,007	2,499
KU	2,618	3,160	2,618	3,334

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

Interest Rate Risk

•PPL and its subsidiaries are exposed to interest rate risk associated with forecasted fixed-rate and existing floating-rate debt issuances. Until the sale of the U.K. utility business on June 14, 2021, PPL and WPD held over-the-counter cross currency swaps to limit exposure to market fluctuations on interest and principal payments from changes in foreign currency exchange rates and interest rates. PPL and LG&E utilize over-the-counter interest rate swaps to limit exposure to market fluctuations on floating-rate debt. PPL, LG&E and KU utilize forward starting interest rate swaps to hedge changes in benchmark interest rates, when appropriate, in connection with future debt issuances.
•PPL and its subsidiaries are exposed to interest rate risk associated with debt securities and derivatives held by defined benefit plans. This risk is significantly mitigated to the extent that the plans are sponsored at, or sponsored on behalf of, the regulated domestic utilities and, prior to the sale of the U.K. utility business on June 14, 2021, for certain plans at WPD due to the recovery methods in place.

Foreign Currency Risk (PPL)

•Prior to the sale of the U.K. utility business on June 14, 2021, PPL was exposed to foreign currency exchange risk primarily associated with its investments in and earnings of U.K. affiliates.

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

•Prior to the sale of the U.K. utility business on June 14, 2021, WPD was exposed to volumetric risk which was significantly mitigated as a result of the method of regulation in the U.K. Under the RIIO-ED1 price control regulations, recovery of such exposure occurs on a two year lag. See Note 1 in PPL's 2020 Form 10-K for additional information on revenue recognition under RIIO-ED1.
•PPL Electric, LG&E and KU are exposed to volumetric risk on retail sales, mainly due to weather and other economic conditions for which there is limited mitigation between rate cases.

Equity Securities Price Risk

•PPL and its subsidiaries are exposed to equity securities price risk associated with the fair value of the defined benefit plans' assets. This risk is significantly mitigated at the regulated domestic utilities and, prior to the sale of the U.K. utility business on June 14, 2021, for certain plans at WPD due to the recovery methods in place.
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

Master Netting Arrangements (PPL, LG&E and KU)

Net derivative positions on the balance sheets are not offset against the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

PPL had no obligation and an immaterial obligation to return cash collateral under master netting arrangements at June 30, 2021 and December 31, 2020.

PPL had no obligation to post cash collateral under master netting arrangements at June 30, 2021 and December 31, 2020.

LG&E and KU had no obligation to return cash collateral under master netting arrangements at June 30, 2021 and December 31, 2020.

LG&E and KU had no obligation to post cash collateral under master netting arrangements at June 30, 2021 and December 31, 2020.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL had no such contracts at June 30, 2021.

As of June 30, 2021, PPL had no aggregate notional value in cross-currency interest rate swap contracts. In March 2021, $500 million of WPD's U.S. dollar-denominated senior notes were repaid prior to maturity and $500 million notional value of cross-currency interest rate swap contracts matured.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three and six months ended June 30, 2021 and 2020, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At June 30, 2021, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At June 30, 2021, LG&E held contracts with a notional amount of $64 million that mature in 2033.

Foreign Currency Risk (PPL)

Prior to the sale of the U.K. utility business on June 14, 2021, PPL was exposed to foreign currency risk, primarily through investments in and earnings of U.K. affiliates. PPL had adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions, including the sale of its U.K. utility business and net investments. In addition, PPL entered into financial instruments to protect against foreign currency translation risk of expected GBP earnings.

Net Investment Hedges

Prior to the sale of the U.K. utility business on June 14, 2021, PPL entered into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. There were no contracts outstanding at June 30, 2021.

At December 31, 2020, PPL had $33 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI. The remaining balance was transferred out of AOCI and realized in discontinued operations as a result of the sale of the U.K. utility business.

Economic Activity

Prior to the sale of the U.K. utility business on June 14, 2021, PPL entered into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings and anticipated transactions, including the sale of its U.K. utility business.
Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts include certain full requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 7 for amounts recorded in regulatory assets and regulatory liabilities at June 30, 2021 and December 31, 2020.

See Note 1 in each Registrant's 2020 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	June 30, 2021				December 31, 2020
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps (a) (b)	$—	$—	$—	$2	$—	$—	$—	$2
Cross-currency swaps (c)	—	—	—	—	94	—	—	—
Foreign currency contracts (c)	—	—	—	—	—	—	—	137
Total current	—	—	—	2	94	—	—	139
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps (a) (b)	—	—	—	18	—	—	—	21
Cross-currency swaps (c)	—	—	—	—	52	—	—	—
Total noncurrent	—	—	—	18	52	—	—	21
Total derivatives	$—	$—	$—	$20	$146	$—	$—	$160

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

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended June 30, 2021.

	Three Months	Six Months		Three Months	Six Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$—	$—	Interest expense	$14	$13
			Income (Loss) from Discontinued Operations (net of taxes)	(1)	(2)
Cross-currency swaps	(4)	(50)	Income (Loss) from Discontinued Operations (net of taxes)	(2)	(39)
Total	$(4)	$(50)		$11	$(28)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Six Months
Foreign currency contracts	Income (Loss) from Discontinued Operations (net of taxes)	$(241)	$(266)
Interest rate swaps	Interest expense	(1)	(2)
	Total	$(242)	$(268)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$(3)	$3

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended June 30, 2020.

	Three Months	Six Months		Three Months	Six Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$(5)	$(10)	Interest expense	$(2)	$(4)
			Income (Loss) from Discontinued Operations (net of taxes)	—	(1)
Cross-currency swaps	39	54	Income (Loss) from Discontinued Operations (net of taxes)	26	32
Total	$34	$44		$24	$27

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Six Months
Foreign currency contracts	Income (Loss) from Discontinued operations (net of taxes)	$1	$63
Interest rate swaps	Interest expense	(2)	(3)
	Total	$(1)	$60
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$1	$(7)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended June 30, 2021.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months		Six Months
	Interest Expense	Income (Loss) from Discontinued Operations (net of income taxes)	Interest Expense	Income (Loss) from Discontinued Operations (net of income taxes)
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$474	$555	$627	$(1,488)
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	14	(1)	13	(2)
Cross-currency swaps:
Hedged items	—	2	—	39
Amount of gain (loss) reclassified from AOCI to Income	—	(2)	—	(39)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended June 30, 2020.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months		Six Months
	Interest Expense	Income (Loss) from Discontinued Operations (net of taxes)	Interest Expense	Income (Loss) from Discontinued Operations (net of taxes)
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$164	$191	$318	$541
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(2)	—	(4)	(1)
Cross-currency swaps:
Hedged items	—	(26)	—	(32)
Amount of gain (loss) reclassified from AOCI to Income	—	26	—	32

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	June 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$2	$—	$2
Total current	—	2	—	2
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	18	—	21
Total noncurrent	—	18	—	21
Total derivatives	$—	$20	$—	$23

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended June 30, 2021.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Six Months
Interest rate swaps	Interest expense	$(1)	$(2)
	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$(3)	$3

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

(PPL, LG&E and KU)

Offsetting Derivative Instruments

PPL, LG&E and KU or certain of their subsidiaries have master netting arrangements in place and also enter into agreements pursuant to which they purchase or sell certain energy and other products. Under the agreements, upon termination of the agreement as a result of a default or other termination event, the non-defaulting party typically would have a right to set off amounts owed under the agreement against any other obligations arising between the two parties (whether under the agreement or not), whether matured or contingent and irrespective of the currency, place of payment or place of booking of the obligation.

PPL, LG&E and KU have elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivatives agreements. The table below summarizes the derivative positions presented in the balance sheets where a right of setoff exists under these arrangements and related cash collateral received or pledged.

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
June 30, 2021
Treasury Derivatives
PPL	$—	$—	$—	$—	$20	$—	$—	$20
LG&E	—	—	—	—	20	—	—	20

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2020
Treasury Derivatives
PPL	$146	$34	$—	$112	$160	$34	$—	$126
LG&E	—	—	—	—	23	—	—	23

Credit Risk-Related Contingent Features

Certain derivative contracts contain credit risk-related contingent features which, when in a net liability position, would permit the counterparties to require the transfer of additional collateral upon a decrease in the credit ratings of PPL, LG&E and KU or certain of their subsidiaries. Most of these features would require the transfer of additional collateral or permit the counterparty to terminate the contract if the applicable credit rating were to fall below investment grade. Some of these features also would allow the counterparty to require additional collateral upon each downgrade in credit rating at levels that remain above investment grade. In either case, if the applicable credit rating were to fall below investment grade, and assuming no assignment to an investment grade affiliate were allowed, most of these credit contingent features require either immediate payment of the net liability as a termination payment or immediate and ongoing full collateralization on derivative instruments in net liability positions.

Additionally, certain derivative contracts contain credit risk-related contingent features that require adequate assurance of performance be provided if the other party has reasonable concerns regarding the performance of PPL's, LG&E's and KU's obligations under the contracts. A counterparty demanding adequate assurance could require a transfer of additional collateral or other security, including letters of credit, cash and guarantees from a creditworthy entity. This would typically involve negotiations among the parties. However, amounts disclosed below represent assumed immediate payment or immediate and ongoing full collateralization for derivative instruments in net liability positions with "adequate assurance" features.

(PPL)

At June 30, 2021, there were no derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade.

16. Asset Retirement Obligations

(PPL, LG&E and KU)

PPL's, LG&E's and KU's ARO liabilities are primarily related to CCR closure costs. See Note 11 for information on the CCR rule. LG&E also has AROs related to natural gas mains and wells. LG&E's and KU's transmission and distribution lines largely operate under perpetual property easement agreements, which do not generally require restoration upon removal of the property. Therefore, no material AROs are recorded for transmission and distribution assets. For LG&E and KU, all ARO accretion and depreciation expenses are reclassified as a regulatory asset. ARO regulatory assets associated with certain CCR projects are amortized to expense in accordance with regulatory approvals. For other AROs, at the time of retirement, the related ARO regulatory asset is offset against the associated cost of removal regulatory liability, PP&E and ARO liability.

The changes in the carrying amounts of AROs were as follows.

	PPL	LG&E	KU
Balance at December 31, 2020	$182	$67	$115
Accretion	8	3	5
Changes in estimated timing or cost	15	5	10
Obligations settled	(33)	(15)	(18)
Balance at June 30, 2021	$172	$60	$112

17. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended June 30 were as follows.

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives	Defined benefit plans
			Prior service costs	Actuarial gain (loss)	Total
PPL
March 31, 2021	$(855)	$(5)	$(16)	$(3,006)	$(3,882)
Amounts arising during the period	69	(9)	—	(6)	54
Reclassifications from AOCI	—	(1)	(7)	67	59
Reclassifications from AOCI due to the sale of the U.K. utility business (Note 9)	786	15	8	2,769	3,578
Net OCI during the period	855	5	1	2,830	3,691
June 30, 2021	$—	$—	$(15)	$(176)	$(191)

December 31, 2020	$(1,158)	$—	$(16)	$(3,046)	$(4,220)
Amounts arising during the period	372	(39)	—	(6)	327
Reclassifications from AOCI	—	24	(7)	107	124
Reclassifications from AOCI due to the sale of the U.K. utility business (Note 9)	786	15	8	2,769	3,578
Net OCI during the period	1,158	—	1	2,870	4,029
June 30, 2021	$—	$—	$(15)	$(176)	$(191)

March 31, 2020	$(1,486)	$—	$(17)	$(2,863)	$(4,366)
Amounts arising during the period	(291)	28	—	(1)	(264)
Reclassifications from AOCI	—	(20)	1	47	28
Net OCI during the period	(291)	8	1	46	(236)
June 30, 2020	$(1,777)	$8	$(16)	$(2,817)	$(4,602)

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives	Defined benefit plans
			Prior service costs	Actuarial gain (loss)	Total
December 31, 2019	$(1,425)	$(5)	$(18)	$(2,910)	$(4,358)
Amounts arising during the period	(352)	36	—	(1)	(317)
Reclassifications from AOCI	—	(23)	2	94	73
Net OCI during the period	(352)	13	2	93	(244)
June 30, 2020	$(1,777)	$8	$(16)	$(2,817)	$(4,602)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the periods ended June 30.

	Three Months		Six Months		Affected Line Item on the
Details about AOCI	2021	2020	2021	2020	Statements of Income
Qualifying derivatives
Interest rate swaps	$14	$(2)	$13	$(4)	Interest Expense
	(1)	—	(2)	(1)	Income (Loss) from Discontinued Operations (net of income taxes)
Cross-currency swaps	(2)	26	(39)	32	Income (Loss) from Discontinued Operations (net of income taxes)
Total Pre-tax	11	24	(28)	27
Income Taxes	(10)	(4)	4	(4)
Total After-tax	1	20	(24)	23

Defined benefit plans
Prior service costs (a)	9	(1)	9	(2)
Net actuarial loss (a)	(71)	(58)	(133)	(117)
Total Pre-tax	(62)	(59)	(124)	(119)
Income Taxes	2	11	24	23
Total After-tax	(60)	(48)	(100)	(96)

Sale of the U.K. utility business (Note 9)
Foreign currency translation adjustments	(646)	—	(646)	—	Income (Loss) from Discontinued Operations (net of income taxes)
Qualifying derivatives	(15)	—	(15)	—	Income (Loss) from Discontinued Operations (net of income taxes)
Defined benefit plans	(3,577)	—	(3,577)	—	Income (Loss) from Discontinued Operations (net of income taxes)
Total Pre-tax	(4,238)	—	(4,238)	—
Income Taxes	660	—	660	—
Total After-tax	(3,578)	—	(3,578)	—
Total reclassifications during the period	$(3,637)	$(28)	$(3,702)	$(73)

(a)    These AOCI components are included in the computation of net periodic defined benefit cost. See Note 10 for additional information.

Item 2. Combined Management's Discussion and Analysis of Financial Condition and
Results of Operations

(All Registrants)

This "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" is separately filed by PPL, PPL Electric, LG&E and KU. Information contained herein relating to any individual Registrant is filed by such Registrant solely on its own behalf, and no Registrant makes any representation as to information relating to any other Registrant. The specific Registrant to which disclosures are applicable is identified in parenthetical headings in italics above the applicable disclosure or within the applicable disclosure for each Registrant's related activities and disclosures. Within combined disclosures, amounts are disclosed for individual Registrants when significant.

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

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2021 with the same periods in 2020. The PPL "Results of Operations" also includes "Segment Earnings" and "Adjusted Gross Margins," which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure.

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

Overview

Introduction

(PPL)

PPL, headquartered in Allentown, Pennsylvania, is a utility holding company. PPL, through its regulated utility subsidiaries, delivers electricity to customers in Pennsylvania, Kentucky and Virginia; delivers natural gas to customers in Kentucky; and generates electricity from power plants in Kentucky.

PPL's principal subsidiaries are shown below (* denotes a Registrant).

PPL Corporation*

PPL Electric* Engages in the regulated transmission and distribution of electricity in Pennsylvania	LKE A holding company that owns regulated utility operations through its subsidiaries, LG&E and KU.	PPL Capital Funding Provides financing for the operations of PPL and certain subsidiaries

LG&E* Engages in the regulated generation, transmission, distribution and sale of electricity and regulated distribution and sale of natural gas in Kentucky	KU* Engages in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky

Pennsylvania Regulated Segment	Kentucky Regulated Segment

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

In March 2021, PPL entered into definitive agreements that strategically reposition the company as a U.S.-based energy company focused on building the utilities of the future. PPL WPD Limited entered into a share purchase agreement to sell PPL's U.K. utility business to National Grid Holdings One plc, a subsidiary of National Grid plc. On June 14, 2021, PPL completed the sale of its U.K. utility business. PPL and its subsidiary, PPL Energy Holdings, also entered into a separate share purchase agreement to acquire Narragansett Electric from a different subsidiary of National Grid plc, to be financed with a portion of the proceeds from the sale of the U.K. utility business. On May 3, 2021, an Assignment and Assumption Agreement was entered into by PPL, PPL Energy Holdings, PPL Rhode Island Holdings and National Grid U.S. whereby certain interests of PPL Energy Holdings in the Narragansett SPA were assigned to and assumed by PPL Rhode Island Holdings. These transactions are intended to strengthen PPL’s credit metrics, enhance long-term earnings growth and predictability, and provide the company with greater financial flexibility to invest in sustainable energy solutions. See Note 9 to the Financial Statements, and the discussions in "Financial and Operating Developments" below, for additional information on these transactions.

Financial and Operational Developments

(PPL)

Share Purchase Agreement to Sell U.K. Utility Business

On March 17, 2021, PPL WPD Limited (WPD Limited) entered into a share purchase agreement (the WPD SPA) to sell PPL's U.K. utility business to National Grid Holdings One plc (National Grid U.K.), a subsidiary of National Grid plc. Pursuant to the WPD SPA, National Grid U.K. would acquire 100% of the issued share capital of PPL WPD Investments Limited (WPD Investments) for £7.8 billion in cash. WPD Limited would also receive an additional amount of £548,000 for each day during the period from January 1, 2021 to the closing date if the dividends usually declared by WPD Investments to WPD Limited are not paid for that period.

On June 14, 2021, the sale of the U.K. utility business was completed. The transaction resulted in cash proceeds of $10.7 billion inclusive of foreign currency hedges executed by PPL. PPL received net proceeds, after taxes and fees, of $10.4 billion, resulting in a pre-tax loss on sale of $1,609 million.

WPD Limited and National Grid U.K. each made customary representations and warranties in the WPD SPA. National Grid U.K., at its expense, purchased warranty and indemnity insurance. WPD Limited agreed to indemnify National Grid U.K. for certain tax related matters. See Note 11 to the Financial Statements for additional information. PPL will not have any significant involvement with the U.K. utility business after completion of the sale.

See Note 9 to the Financial Statements for additional information on the sale of the U.K. utility business.

Share Purchase Agreement to Acquire Narragansett Electric

On March 17, 2021, PPL and its subsidiary, PPL Energy Holdings, entered into a share purchase agreement (Narragansett SPA) with National Grid USA (National Grid U.S.), a subsidiary of National Grid plc to acquire 100% of the outstanding shares of common stock of Narragansett Electric for approximately $3.8 billion in cash. On May 3, 2021, an Assignment and Assumption Agreement was entered into by PPL, PPL Energy Holdings, PPL Rhode Island Holdings and National Grid U.S. whereby certain interests of PPL Energy Holdings in the Narragansett SPA were assigned to and assumed by PPL Rhode Island Holdings. Pursuant to that Assignment and Assumption Agreement, PPL Rhode Island Holdings became the purchasing entity under the Narragansett SPA. The acquisition is expected to be funded with proceeds from the sale of the U.K. utility business. PPL has agreed to guarantee all obligations of PPL Energy Holdings and PPL Rhode Island Holdings under the Narragansett SPA and the related Assignment and Assumption Agreement.

The closing of the acquisition, which is currently expected to occur by March 2022, is subject to the receipt of certain U.S. regulatory approvals or waivers, and other customary conditions to closing. The consummation of the transaction is not subject to a financing condition.

See Note 9 to the Financial Statements for additional information on the Narragansett SPA.

Use of Proceeds from the Sale of the U.K. Utility Business (All Registrants)

PPL announced its intent to use the proceeds from the sale of the U.K. utility business to acquire Narragansett Electric to further strengthen its balance sheet and enhance opportunities for growth. The announcement included plans to reduce outstanding debt by approximately $3 billion to $3.5 billion. PPL will continue to evaluate the best use of the remaining proceeds to maximize shareowner value. This includes potentially investing incremental capital at PPL's utilities or in renewables, and repurchasing shares.

Long Term Debt

In connection with the company’s strategic repositioning, PPL Capital Funding tendered and/or redeemed an aggregate total of $3,484 million of outstanding debt during June and July 2021. The extinguished debt consisted of a series of $3,034 million of Senior Notes and $450 million of Junior Subordinated notes.

The total cash purchase price for the retired Senior Notes was $3,426 million, which resulted in a loss on extinguishment of debt of $322 million and $58 million being recorded in the second and third quarters of 2021 related primarily to premiums paid.

PPL Capital Funding also redeemed its $450 million of 5.90% Junior Subordinated Notes due in 2073 at par. There was no loss on the redemption of these notes.

See Note 8 to the Financial Statements for additional information related to the companies’ financing activities.

Capital Expenditures

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions. In connection with PPL’s announced strategic repositioning, the company is reevaluating its capital expenditure plan, which may result in an increase to its previously disclosed capital expenditure projections for PPL’s domestic utilities included in “Item 7. Combined Management’s Discussion and Analysis of Financial Condition and Result of Operations - Financial Condition – Liquidity and Capital Resources – Forecasted Uses of Cash – Capital Expenditures” in PPL’s 2020 Form 10-K.

Share Repurchase

In July of 2021, PPL's Board of Directors authorized share repurchases of up to $3 billion of PPL common shares. PPL currently expects to repurchase $500 million by the end of 2021. The actual amount repurchased will depend on various factors, including PPL’s share price, market conditions, and the determination of other uses for the proceeds from the sale of the U.K. utility business, including for incremental capital expenditures.

(PPL)

LKE Debt Redemption

On July 1, 2021, LKE redeemed, at par, its $250 million 4.375% Senior Notes due 2021 and on July 9, 2021, LKE filed a Form 15 with the SEC to suspend its duty to file reports under sections 13 and 15(d) of the Securities Exchange Act of 1934. As a result, beginning with this Form 10-Q, LKE is no longer reported as a Registrant. PPL has no intention to issue debt from the LKE subsidiary in the future.

U.K. Corporation Tax Rate Change

The U.K. Finance Act 2021, formally enacted on June 10, 2021, increased the U.K. corporation tax rate from 19% to 25%, effective April 1, 2023. The primary impact of the corporation tax rate increase was an increase in deferred tax liabilities of the U.K. utility business, which was sold on June 14, 2021, and a corresponding deferred tax expense of $383 million, which was recognized in continuing operations.

Regulatory Requirements

(All Registrants)

The Registrants cannot predict the impact that future regulatory requirements may have on their financial condition or results of operations.

(PPL, LG&E and KU)

The businesses of LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, and ELGs. See Notes 7, 11 and 16 to the Financial Statements for a discussion of these significant environmental matters. These and other environmental requirements led PPL, LG&E and KU to retire approximately 1,200 MW of coal-fired generating plants in Kentucky since 2010. As part of the long-term generation planning process, LG&E and KU evaluate a range of factors including the impact of potential stricter environmental regulations, fuel price scenarios, the cost of replacement generation, continued operations and major maintenance costs and the risk of major equipment failures in determining when to retire generation assets. As a result of environmental requirements and aging infrastructure, LG&E anticipates retiring two older coal-fired units at the Mill Creek Plant and KU anticipates retiring one coal-fired unit at the E.W. Brown plant. Mill Creek Unit 1 has 300 MW of capacity and is expected to be retired in 2024. Mill Creek Unit 2 and E.W. Brown Unit 3 have capacities of 297 MW and 412 MW and are expected to be retired in 2028. LG&E and KU anticipate earning recovery of and return on any remaining net book value of these assets through the Retired Asset Recovery (RAR) rider. See Note 7 to the Financial Statements for additional information related to the RAR rider.

Challenge to PPL Electric Transmission Formula Rate Return on Equity (PPL and PPL Electric)

On May 21, 2020, PP&L Industrial Customer Alliance (PPLICA) filed a complaint with the FERC alleging that PPL Electric's base return on equity (ROE) of 11.18% used to determine PPL Electric's formula transmission rate is unjust and unreasonable, and proposing an alternative ROE of 8.0% based on its interpretation of FERC Opinion No. 569. However, also on May 21, 2020, the FERC issued Opinion No. 569-A in response to numerous requests for rehearing of Opinion No. 569, which revised the method for analyzing base ROE. On June 10, 2020, PPLICA filed a Motion to Supplement the May 21, 2020 complaint in which PPLICA continued to allege that PPL Electric’s base ROE is unjust and unreasonable, but revised its analysis of PPL Electric's base ROE to reflect the guidance provided in Opinion No. 569-A. The amended complaint proposed an updated alternative ROE of 8.5% and also requested that the FERC preserve the original refund effective date as established by the filing of the original complaint on May 21, 2020. Several parties filed motions to intervene, including one party who filed Comments in Support of the original complaint.

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

In the three and six months ended June 30, 2021, PPL Electric recorded a revenue reserve of $17 million and $36 million after-tax representing revenue subject to refund for the period May 21, 2020 through June 30, 2021. Of these amounts, $7 million for the three months ended June 30, 2021 and $20 million for the six months ended June 30, 2021, relates to the period from May 21, 2020 to December 31, 2020.

FERC Transmission Rate Filing (PPL, LG&E and KU)

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

(PPL, LG&E and KU)

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

On April 19, 2021, LG&E and KU entered into an agreement with all intervening parties to the proceedings resolving all matters in their applications, with the explicit exception of LG&E's and KU's net metering proposals. The agreement proposed increases in annual revenues of $217 million ($77 million and $116 million in electricity revenues at LG&E and KU and

$24 million in gas revenues at LG&E) based on an authorized return on equity of 9.55%. The proposal included an authorized 9.35% return on equity for the ECR and GLT mechanisms. The agreement did not modify the requested one-year billing credit. The agreement proposed that the KPSC should grant LG&E’s and KU’s request for a CPCN to deploy Advanced Metering Infrastructure and proposed the establishment of a Retired Asset Recovery rider (RAR) to provide for recovery of and return on the remaining investment in certain electric generating units upon their retirement over a ten-year period following retirement. In respect of the RAR rider, the agreement proposed that LG&E and KU will continue to use currently approved depreciation rates for Mill Creek Units 1 and 2 and Brown Unit 3. The agreement also proposed a four-year "stay-out" commitment from LG&E and KU to refrain from effective base rate increases before July 1, 2025, subject to certain exceptions.

On June 30, 2021, the KPSC issued orders approving the proposed agreement filed in April 2021, with certain modifications. The orders provide for increases in annual revenues of $199 million ($73 million and $106 million in electricity revenues at LG&E and KU and $20 million in gas revenues at LG&E) based on an authorized return on equity of 9.425%. The order grants the requested authorized 9.35% return on equity for the ECR and GLT mechanisms and does not modify the requested one-year billing credit. The orders approve the CPCN to deploy Advanced Metering Infrastructure and provide regulatory asset treatment for the remaining net book value of legacy meters upon full implementation of the Advanced Metering Infrastructure program. The orders also approve the establishment of the RAR rider and accepted the four-year "stay-out". The orders, however, disallowed certain legal costs that were included in the settlement. An order on the remaining net metering issues is expected by the end of September 2021. On July 23, 2021, LG&E and KU filed motions for partial rehearing and clarification of the return on equity, the disallowed legal costs and certain other matters related to the KPSC's orders. PPL, LG&E and KU cannot predict the outcome of the motions for partial rehearing and clarification or the remaining net metering issues.

(KU)

On June 30, 2021, KU filed a notice of intent with the VSCC to file an application for proposed adjustments of general electricity rates on or after August 31, 2021. KU cannot predict the outcome of this proceeding.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2021 with the same periods in 2020. The "Segment Earnings" and "Adjusted Gross Margins" discussions provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure.

(PPL Electric, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2021 with the same periods in 2020.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis, Segment Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2021	2020	$ Change	2021	2020	$ Change
Operating Revenues	$1,288	$1,263	$25	$2,786	$2,703	$83
Operating Expenses
Operation
Fuel	159	138	21	336	301	35
Energy purchases	137	133	4	357	334	23
Other operation and maintenance	404	353	51	771	708	63
Depreciation	269	255	14	536	505	31
Taxes, other than income	49	37	12	101	84	17
Total Operating Expenses	1,018	916	102	2,101	1,932	169
Other Income (Expense) - net	13	10	3	13	5	8
Interest Expense	474	164	310	627	318	309
Income (Loss) from Continuing Operations Before Income Taxes	(191)	193	(384)	71	458	(387)
Income Taxes	345	40	305	404	101	303
Income (Loss) from Continuing Operations After Income Taxes	(536)	153	(689)	(333)	357	(690)
Income (Loss) from Discontinued Operations (net of income taxes) (Note 9)	555	191	364	(1,488)	541	(2,029)
Net Income (Loss)	$19	$344	$(325)	$(1,821)	$898	$(2,719)

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
PPL Electric distribution price (a)	$(5)	$(7)
PPL Electric distribution volume (b)	2	19
PPL Electric PLR (c)	—	6
PPL Electric transmission formula rate (d)	(14)	(36)
LG&E volumes (e)	4	24
LG&E fuel and other energy prices (f)	6	16
LG&E demand	2	1
KU volumes (e)	11	34
KU fuel and other energy prices (f)	7	12
KU demand	5	6
Other	7	8
Total	$25	$83

(a)The decreases were primarily due to lower distribution rider prices.
(b)The increase for the six months ended June 30, 2021 was primarily due to favorable weather.
(c)The increase for the six months ended June 30, 2021 was due to favorable volumes, partially offset by lower prices and higher customer shopping.
(d)The decreases were primarily due to a reserve recorded due to a challenge to the transmission formula rate return on equity and a lower PPL zonal peak load billing factor, partially offset by returns on additional transmission capital investments and return of related depreciation expense. See Note 7 to the Financial Statements for additional information on the transmission formula rate return on equity challenge.
(e)The increases were primarily due to favorable weather.
(f)The increases were primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs and higher off-system sales prices.

Fuel

Fuel increased $21 million for the three months ended June 30, 2021 compared with 2020, primarily due to a $16 million increase in volumes driven by weather and the timing of generation maintenance outages at LG&E and a $5 million increase in commodity costs at KU.

Fuel increased $35 million for the six months ended June 30, 2021 compared with 2020, primarily due to a $9 million increase in volumes driven by weather and the timing of generation maintenance outages at LG&E and due to a $17 million increase in volumes driven by weather and the timing of generation maintenance outages and an $8 million increase in commodity costs at KU.

Energy Purchases

Energy purchases increased $4 million for the three months ended June 30, 2021 compared with 2020, due to a $5 million increase in commodity costs at LG&E.

Energy purchases increased $23 million for the six months ended June 30, 2021 compared with 2020, due to a $9 million increase in gas volumes driven by weather and a $9 million increase in commodity costs at LG&E as well as higher PLR volumes of $19 million, partially offset by lower PLR prices of $16 million at PPL Electric.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Six Months
PPL Electric canceled projects	$—	$(11)
PPL Electric bad debts	(6)	(9)
PPL Electric storm costs	(2)	4
LG&E plant operations and maintenance	2	5
LG&E gas distribution operations and maintenance	2	2
KU plant operations and maintenance	3	8
KU distribution operations and maintenance	—	4
KU transmission operations and maintenance	—	3
Solar panel impairment (Note 2)	37	37
Charges related to the sale of the U.K. utility business	8	8
Other	7	12
Total	$51	$63

Depreciation

The increase in depreciation was due to:

	Three Months	Six Months
Additions to PP&E, net	$12	$26
Other	2	5
Total	$14	$31

Taxes, Other Than Income

The increase (decrease) in taxes, other than income was due to:

	Three Months	Six Months
State gross receipts tax (a)	$8	$10
Domestic property tax expense	4	6
Other	—	1
Total	$12	$17

(a)     The increases were primarily due to a favorable settlement of 2008-2010 gross receipts tax assessments in 2020.

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net was due to:

	Three Months	Six Months
Defined benefit plans - non-service credits (Note 10)	$6	$9
Other	(3)	(1)
Total	$3	$8

Interest Expense

The increase (decrease) in interest expense was due to:

	Three Months	Six Months
Loss on extinguishment of debt (Note 8)	$322	$322
Long-term debt	(10)	(6)
Other	(2)	(7)
Total	$310	$309

Income Taxes

The increase (decrease) in income taxes was due to:

	Three Months	Six Months
Change in pre-tax income	$(109)	$(110)
Valuation allowance adjustments (a)	20	22
Impact of the U.K. Finance Acts on deferred tax balances (b)	385	386
Amortization of excess deferred federal and state income taxes	4	3
Other	5	2
Total	$305	$303

(a)    In June 2021, PPL recorded a $25 million state deferred tax benefit on a net operating loss and an offsetting valuation allowance in connection with the loss on extinguishment associated with a tender offer to purchase and retire PPL Capital Funding's outstanding Senior Notes. See Note 8 to the Financial Statements for additional information on the tender offer.
(b)The U.K. Finance Act 2021, formally enacted on June 10, 2021, increased the U.K. corporation tax rate from 19% to 25%, effective April 1, 2023. The primary impact of the corporation tax rate increase was an increase in deferred tax liabilities of the U.K. utility business, which was sold on June 14, 2021, and a corresponding deferred tax expense of $383 million, which was recognized in continuing operations.

Income (Loss) from Discontinued Operations (net of income taxes)

Income from discontinued operations (net of income taxes) increased $364 million for the three months ended June 30, 2021 compared with 2020. The increase was attributable primarily to an increase in operating revenues.

Loss from discontinued operations (net of income taxes) increased $2,029 million for the six months ended June 30, 2021 compared with 2020. The decrease was attributable primarily to a loss on sale of $1,609 million and an increase in income tax expense of $637 million in 2021, offset by an increase in income before income taxes of $217 million. The increase in income tax expense includes federal tax expense of $647 million for the recognition of the tax cost associated with the realization of the book-tax outside basis difference in PPL's investment in the U.K. utility business.

See "Discontinued Operations" in Note 9 to the Financial Statements for summarized results of the operations of the U.K. utility business.

Segment Earnings

PPL's Net Income by reportable segment for the periods ended June 30 was as follows:

	Three Months			Six Months
	2021	2020	$ Change	2021	2020	$ Change
Kentucky Regulated	$84	$74	$10	$230	$201	$29
Pennsylvania Regulated	96	118	(22)	209	236	(27)
Corporate and Other (a)(b)	(716)	(39)	(677)	(772)	(80)	(692)
Discontinued Operations (c)	555	191	364	(1,488)	541	(2,029)
Net Income	$19	$344	$(325)	$(1,821)	$898	$(2,719)

(a)Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results.
(b)The amounts for the periods ended June 30, 2020 have been adjusted for certain costs that were previously included in the U.K. Regulated segment.
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
• Significant losses on early extinguishment of debt.
• Other charges or credits that are, in management's view, non-recurring or otherwise not reflective of the company's ongoing operations.

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended June 30 were as follows:

	Three Months			Six Months
	2021	2020	$ Change	2021	2020	$ Change
Kentucky Regulated	$84	$78	$6	$226	$205	$21
Pennsylvania Regulated	103	118	(15)	229	236	(7)
Corporate and Other (a)	(40)	(37)	(3)	(89)	(76)	(13)
Earnings from Ongoing Operations	$147	$159	$(12)	$366	$365	$1

(a)The amounts for the periods ended June 30, 2020 have been adjusted for certain costs that were previously included in the U.K. Regulated segment.

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of the regulated electricity generation, transmission and distribution operations conducted by LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2021	2020	$ Change	2021	2020	$ Change
Operating revenues	$741	$700	$41	$1,626	$1,525	$101
Fuel	159	138	21	336	301	35
Energy purchases	27	22	5	98	79	19
Other operation and maintenance	215	207	8	435	411	24
Depreciation	158	151	7	314	300	14
Taxes, other than income	22	18	4	43	36	7
Total operating expenses	581	536	45	1,226	1,127	99
Other Income (Expense) - net	6	2	4	6	2	4
Interest Expense	62	77	(15)	126	152	(26)
Income Taxes	20	15	5	50	47	3
Net Income	84	74	10	230	201	29
Less: Special Items	—	(4)	4	4	(4)	8
Earnings from Ongoing Operations	$84	$78	$6	$226	$205	$21

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2021	2020	2021	2020
Valuation allowance adjustment (a)	Income Taxes	$—	$—	$4	$—
COVID-19 impact, net of tax of $0, $1, $0, $1 (b)	Other operation and maintenance	—	(4)	—	(4)
Total Special Items		$—	$(4)	$4	$(4)

(a)Adjustment of valuation allowances related to certain tax credits recorded in 2017 as a result of the TCJA.
(b)Incremental costs for outside services, customer payment processing, personal protective equipment and other safety related actions associated with the COVID-19 pandemic.

The changes in the components of the Kentucky Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Kentucky Adjusted Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line items.

	Three Months	Six Months
Kentucky Adjusted Gross Margins	$10	$33
Other operation and maintenance	(9)	(21)
Depreciation	(4)	(8)
Taxes, other than income	(6)	(7)
Other Income (Expense) - net	4	4
Interest Expense	15	26
Income Taxes	(4)	(6)
Earnings from Ongoing Operations	6	21
Special items, after-tax	4	8
Net Income	$10	$29

•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Kentucky Adjusted Gross Margins.

•Higher other operation and maintenance expense for the three month period primarily due to a $4 million increase in plant operations and maintenance and a $2 million increase in administrative and general expenses.

•Higher other operation and maintenance expense for the six month period primarily due to an $11 million increase in plant operations and maintenance, a $5 million increase in distribution operations and maintenance and a $3 million increase in administrative and general expenses.

•Higher depreciation expense for the three and six month periods primarily due to additional assets placed into service, net of retirements.

•Higher taxes, other than income for the three month period primarily due to higher property taxes driven by increased property tax rates and additional assets placed into service.

•Lower interest expense for the three and six month periods primarily due to interest costs allocated to the Kentucky Regulated segment in 2020 that were not allocated in 2021.

•Higher income taxes for the three month period primarily due to higher pre-tax income.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2021	2020	$ Change	2021	2020	$ Change
Operating revenues	$537	$554	$(17)	$1,142	$1,162	$(20)
Energy purchases	110	111	(1)	259	255	4
Other operation and maintenance	125	129	(4)	253	266	(13)
Depreciation	109	101	8	217	199	18
Taxes, other than income	26	18	8	58	48	10
Total operating expenses	370	359	11	787	768	19
Other Income (Expense) - net	5	5	—	10	9	1
Interest Expense	42	42	—	85	86	(1)
Income Taxes	34	40	(6)	71	81	(10)
Net Income	96	118	(22)	209	236	(27)
Less: Special Item	(7)	—	(7)	(20)	—	(20)
Earnings from Ongoing Operations	$103	$118	$(15)	$229	$236	$(7)

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2021	2020	2021	2020
Challenge to transmission formula rate return on equity reserve, net of tax of $2, $0, $8, $0 (a)	Operating revenues	$(7)	$—	$(20)	$—
Total Special Items		$(7)	$—	$(20)	$—

(a) Represents the portion of the reserve recognized in the June 30, 2021 Statements of Income related to the period from May 21, 2020 through December 31, 2020. See Note 7 to the Financial Statements for additional information.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Pennsylvania Adjusted Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line items.

	Three Months	Six Months
Pennsylvania Adjusted Gross Margins	$(13)	$(11)
Other operation and maintenance	6	17
Depreciation	(6)	(11)
Taxes, other than income	(7)	(7)
Other Income (Expense) - net	—	1
Interest Expense	—	1
Income Taxes	5	3
Earnings from Ongoing Operations	(15)	(7)
Special Item, after tax	(7)	(20)
Net Income	$(22)	$(27)

•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Pennsylvania Adjusted Gross Margins.

•Lower other operation and maintenance expense for the three month period primarily due to lower bad debt expense.

•Lower other operation and maintenance expense for the six month period primarily due to lower canceled project write-offs of $11 million and lower bad debt expense of $9 million.

•Higher depreciation expense for the three month period primarily due to higher cost of removal and salvage amortization of $3 million and additional assets placed in service, net of retirements of $2 million.

•Higher depreciation expense for the six month period primarily due to higher cost of removal and salvage amortization of $6 million and additional assets placed in service, net of retirements of $6 million.

•Higher taxes, other than income for the three and six month periods primarily due to a favorable settlement of 2008-2010 gross receipts tax assessments in 2020.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended June 30.

	2021 Three Months
	KY Regulated	PA Regulated	Corporate and Other	Discontinued Operations (a)	Total
Net Income	$84	$96	$(716)	$555	$19
Less: Special Item (expense) benefit:
Income (Loss) from Discontinued Operations (a)	—	—	—	555	555
Talen litigation costs, net of tax of $1 (b)	—	—	(6)	—	(6)
Strategic corporate initiatives, net of tax of $1 (c)	—	—	(2)	—	(2)
Challenge to transmission formula rate return on equity reserve, net of tax of $2	—	(7)	—	—	(7)
Acquisition integration, net of tax of $1 (e)	—	—	(2)	—	(2)
U.K. tax rate change (f)	—	—	(383)	—	(383)
Solar panel impairment, net of tax of $9 (g)	—	—	(28)	—	(28)
Loss on early extinguishment of debt, net of tax of $67 (h)	—	—	(255)	—	(255)
Total Special Items	—	(7)	(676)	555	(128)
Earnings from Ongoing Operations	$84	$103	$(40)	$—	$147

	2020 Three Months
	KY Regulated	PA Regulated	Corporate and Other (i)	Discontinued Operations (a)	Total
Net Income	$74	$118	$(39)	$191	$344
Less: Special Item (expense) benefit:
Income (Loss) from Discontinued Operations (a)	—	—	—	191	191
Talen litigation costs, net of tax of $0 (b)	—	—	(2)	—	(2)
COVID-19 impact, net of tax of $1	(4)	—	—	—	(4)
Total Special Items	(4)	—	(2)	191	185
Earnings from Ongoing Operations	$78	$118	$(37)	$—	$159

	2021 Six Months
	KY Regulated	PA Regulated	Corporate and Other	Discontinued Operations (a)	Total
Net Income	$230	$209	$(772)	$(1,488)	$(1,821)
Less: Special Items (expense) benefit:
Income (Loss) from Discontinued Operations (a)	—	—	—	(1,492)	(1,492)
Talen litigation costs, net of tax of $2 (b)	—	—	(9)	—	(9)
Strategic corporate initiatives, net of tax of $1 (c)	—	—	(2)	—	(2)
Valuation allowance adjustment (d)	4	—	(4)	4	4
Challenge to transmission formula rate return on equity reserve, net of tax of $8	—	(20)	—	—	(20)
Acquisition integration, net of tax of $1 (e)	—	—	(2)	—	(2)
U.K. tax rate change (f)	—	—	(383)	—	(383)
Solar panel impairment, net of tax of $9 (g)	—	—	(28)	—	(28)
Loss on early extinguishment of debt, net of tax of $67 (h)	—	—	(255)	—	(255)
Total Special Items	4	(20)	(683)	(1,488)	(2,187)
Earnings from Ongoing Operations	$226	$229	$(89)	$—	$366

	2020 Six Months
	KY Regulated	PA Regulated	Corporate and Other (i)	Discontinued Operations (a)	Total
Net Income	$201	$236	$(80)	$541	$898
Less: Special Items (expense) benefit:
Income (Loss) from Discontinued Operations (a)	—	—	—	541	541
Talen litigation costs, net of tax of $1 (b)	—	—	(4)	—	(4)
COVID-19 impact, net of tax of $1	(4)	—	—	—	(4)
Total Special Items	(4)	—	(4)	541	533
Earnings from Ongoing Operations	$205	$236	$(76)	$—	$365

(a)See Note 9 to the Financial Statements for additional information.
(b)PPL incurred legal expenses related to litigation with its former affiliate, Talen Montana. See Note 11 to the Financial Statements for additional information.
(c)Costs related to the process to sell the U.K. utility business.
(d)Adjustment of valuation allowances related to certain tax credits recorded in 2017 as a result of the TCJA.
(e)Costs related to the integration of Narragansett Electric. See Note 9 to the Financial Statements for additional information.
(f)The U.K. Finance Act 2021 was formally enacted on June 10, 2021, increasing the U.K. corporate income tax rate from 19% to 25% effective April 1, 2023. This reflects the deferred tax expense. See Note 6 to the Financial Statements for additional information.
(g)See Note 2 to the Financial Statements for additional information.
(h)See Note 8 to the Financial Statements for additional information.
(i)The amounts for the periods ended June 30, 2020 have been adjusted for certain costs that were previously included in the U.K. Regulated segment.

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

Changes in Adjusted Gross Margins

The following table shows Adjusted Gross Margins by PPL's reportable segment and by component, as applicable for the periods ended June 30 as well as the change between periods. The factors that gave rise to the changes are described following the table.

	Three Months			Six Months
	2021	2020	$ Change	2021	2020	$ Change
Kentucky Regulated
Kentucky Adjusted Gross Margins	$489	$479	$10	$1,059	$1,026	$33

Pennsylvania Regulated
Pennsylvania Adjusted Gross Margins
Distribution	$211	$218	$(7)	$458	$460	$(2)
Transmission	159	165	(6)	315	324	(9)
Total Pennsylvania Adjusted Gross Margins	$370	$383	$(13)	$773	$784	$(11)

Kentucky Adjusted Gross Margins

Kentucky Adjusted Gross Margins increased for the three months ended June 30, 2021 compared with 2020, primarily due to $7 million of higher commercial and industrial demand revenue primarily due to the impacts of COVID-19 in 2020 and $2 million of higher sales volumes primarily due to weather.

Kentucky Adjusted Gross Margins increased for the six months ended June 30, 2021 compared with 2020, primarily due to $25 million of higher sales volumes primarily due to weather and $7 million of higher commercial and industrial demand primarily due to the impacts of COVID-19 in 2020.

Pennsylvania Adjusted Gross Margins

Distribution

Distribution Adjusted Gross Margins decreased for the three months ended June 30, 2021 compared with 2020, primarily due to an $8 million favorable adjustment related to TCJA customer refunds in 2020.

Distribution Adjusted Gross Margins decreased for the six months ended June 30, 2021 compared with 2020, primarily due to $8 million of lower returns on distribution system improvement capital investments and an $8 million favorable adjustment related to TCJA customer refunds in 2020, partially offset by $15 million of higher sales volumes primarily due to weather.

Transmission

Transmission Adjusted Gross Margins decreased for the three months ended June 30, 2021 compared with 2020, primarily due to an $11 million decrease as a result of a lower PPL zonal peak load billing factor and a $15 million decrease due to a reserve recorded as a result of a challenge to the transmission formula rate return on equity. Partially offsetting these unfavorable items was $16 million of returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability and $5 million return of related depreciation expense. See Note 7 to the Financial Statements for additional information on the transmission formula rate return on equity challenge.

Transmission Adjusted Gross Margins decreased for the six months ended June 30, 2021 compared with 2020, primarily due to a $28 million decrease as a result of a lower PPL zonal peak load billing factor and a $23 million decrease due to a reserve recorded as a result of a challenge to the transmission formula rate return on equity. Partially offsetting these unfavorable items was $34 million of returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability and $10 million return of related depreciation expense. See Note 7 to the Financial Statements for additional information on the transmission formula rate return on equity challenge.

Reconciliation of Adjusted Gross Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended June 30.

	2021 Three Months
	Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$741	$545	$2	$1,288
Operating Expenses
Fuel	159	—	—	159
Energy purchases	27	110	—	137
Energy purchases from affiliate	—		—	—
Other operation and maintenance	24	26	354	404
Depreciation	41	15	213	269
Taxes, other than income	1	24	24	49
Total Operating Expenses	252	175	591	1,018
Total	$489	$370	$(589)	$270

	2020 Three Months
	Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$700	$554	$9	$1,263
Operating Expenses
Fuel	138	—	—	138
Energy purchases	22	111	—	133
Energy purchases from affiliate	—	—	—	—
Other operation and maintenance	20	23	310	353
Depreciation	38	13	204	255
Taxes, other than income	3	24	10	37
Total Operating Expenses	221	171	524	916
Total	$479	$383	$(515)	$347

	2021 Six Months
	Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,626	$1,169	$(9)	$2,786
Operating Expenses
Fuel	336	—	—	336
Energy purchases	98	259	—	357
Other operation and maintenance	49	51	671	771
Depreciation	81	32	423	536
Taxes, other than income	3	54	44	101
Total Operating Expenses	567	396	1,138	2,101
Total	$1,059	$773	$(1,147)	$685

	2020 Six Months
	Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,525	$1,162	$16	$2,703
Operating Expenses
Fuel	301	—	—	301
Energy purchases	79	255	—	334
Other operation and maintenance	41	46	621	708
Depreciation	75	25	405	505
Taxes, other than income	3	52	29	84
Total Operating Expenses	499	378	1,055	1,932
Total	$1,026	$784	$(1,039)	$771

(a)Represents amounts excluded from Adjusted Gross Margins.
(b)As reported on the Statements of Income.

PPL Electric: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2021	2020	$ Change	2021	2020	$ Change
Operating Revenues	$537	$554	$(17)	$1,142	$1,162	$(20)
Operating Expenses
Operation
Energy purchases	110	111	(1)	259	255	4
Other operation and maintenance	125	129	(4)	253	266	(13)
Depreciation	109	101	8	217	199	18
Taxes, other than income	26	18	8	58	48	10
Total Operating Expenses	370	359	11	787	768	19
Other Income (Expense) - net	5	5	—	10	8	2
Interest Income from Affiliate	—	—	—	—	1	(1)
Interest Expense	42	42	—	85	86	(1)
Income Taxes	34	40	(6)	71	81	(10)
Net Income	$96	$118	$(22)	$209	$236	$(27)

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
Distribution price (a)	$(5)	$(7)
Distribution volume (b)	2	19
PLR (c)	—	6
Transmission Formula Rate (d)	(14)	(36)
Other	—	(2)
Total	$(17)	$(20)

(a)The decreases were primarily due to lower distribution rider prices.
(b)The increase for the six months ended June 30, 2021 was primarily due to favorable weather.
(c)The increase for the six months ended June 30, 2021 was due to favorable volumes, partially offset by lower prices and higher customer shopping.
(d)The decreases were primarily due to a reserve recorded due to a challenge to the transmission formula rate return on equity and a lower PPL zonal peak load billing factor, partially offset by returns on additional transmission capital investments and return of related depreciation expense. See Note 7 to the Financial Statements for additional information on the transmission formula rate return on equity challenge.

Energy Purchases

Energy purchases increased $4 million for the six months ended June 30, 2021 compared with 2020, primarily due to higher PLR volumes of $19 million, partially offset by lower PLR prices of $16 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Six Months
Canceled projects	$—	$(11)
Bad debts	(6)	(9)
Storm costs	(2)	4
Other	4	3
Total	$(4)	$(13)

Depreciation

The increase in depreciation was due to:

	Three Months	Six Months
Additions of PP&E, net	$5	$12
Cost of removal and salvage amortization	3	6
Total	$8	$18

Taxes, Other Than Income

Taxes, other than income increased by $8 million and $10 million for the three and six months ended June 30, 2021 compared with 2020, primarily due to a favorable settlement of 2008-2010 gross receipts tax assessments in 2020.

Income Taxes

Income taxes decreased $6 million and $10 million for the three and six months ended June 30, 2021 compared with 2020, primarily due to a change in pre-tax income.

LG&E: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2021	2020	$ Change	2021	2020	$ Change
Operating Revenues
Retail and wholesale	$333	$320	$13	$754	$713	$41
Electric revenue from affiliate	9	2	7	16	16	—
Total Operating Revenues	342	322	20	770	729	41
Operating Expenses
Operation
Fuel	66	50	16	133	124	9
Energy purchases	23	18	5	89	70	19
Energy purchases from affiliate	3	8	(5)	8	8	—
Other operation and maintenance	97	92	5	193	184	9
Depreciation	68	65	3	134	129	5
Taxes, other than income	11	9	2	22	19	3
Total Operating Expenses	268	242	26	579	534	45
Other Income (Expense) - net	3	1	2	1	—	1
Interest Expense	20	22	(2)	41	44	(3)
Income Taxes	12	12	—	31	31	—
Net Income	$45	$47	$(2)	$120	$120	$—

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
Volumes (a)	$10	$23
Fuel and other energy prices (b)	6	16
Demand	2	1
Other	2	1
Total	$20	$41

(a)The increases were primarily due to favorable weather.
(b)The increases were primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs and higher off-system sales prices.

Fuel

Fuel increased $16 million and $9 million for the three and six months ended June 30, 2021 compared with 2020, primarily due to increased volumes driven by weather and the timing of generation maintenance outages.

Energy Purchases

Energy purchases increased $5 million for the three months ended June 30, 2021 compared with 2020, primarily due to an increase in commodity costs.

Energy purchases increased $19 million for the six months ended June 30, 2021 compared with 2020, primarily due to a $9 million increase in gas volumes driven by weather and a $9 million increase in commodity costs.

Energy Purchases from affiliate

Energy purchases from affiliate decreased $5 million for the three months ended June 30, 2021 compared with 2020, primarily due to the timing of generation maintenance outages.

Other Operation and Maintenance

The increase in other operation and maintenance was due to:

	Three Months	Six Months
Plant operations and maintenance	$2	$5
Gas distribution operations and maintenance	2	2
Other	1	2
Total	$5	$9

Depreciation

Depreciation increased $3 million for the three months ended June 30, 2021 compared with 2020, primarily due to additional assets placed into service, net of retirements.

Taxes, other than income

Taxes, other than income increased $2 million for the three months ended June 30, 2021 compared with 2020, primarily due to increased property tax expense in 2021 due to increases in tax rates and additional assets placed into service.

Interest expense

Interest expense decreased $2 million for the three months ended June 30, 2021 compared with 2020, primarily due to lower interest rates.

KU: Statement of Income Analysis

Statement of Income Analysis
Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2021	2020	$ Change	2021	2020	$ Change
Operating Revenues
Retail and wholesale	$408	$380	$28	$872	$812	$60
Electric revenue from affiliate	3	8	(5)	8	8	—
Total Operating Revenues	411	388	23	880	820	60
Operating Expenses
Operation
Fuel	93	88	5	203	177	26
Energy purchases	4	4	—	9	9	—
Energy purchases from affiliate	9	2	7	16	16	—
Other operation and maintenance	111	107	4	226	211	15
Depreciation	90	86	4	179	170	9
Taxes, other than income	11	8	3	21	17	4
Total Operating Expenses	318	295	23	654	600	54
Other Income (Expense) - net	3	—	3	4	1	3
Interest Expense	27	29	(2)	54	57	(3)
Income Taxes	13	11	2	34	31	3
Net Income	$56	$53	$3	$142	$133	$9

Operating Revenues

The increase in operating revenues was due to:

	Three Months	Six Months
Volumes (a)	$6	$32
Fuel and other energy prices (b)	7	12
Demand	5	6
Other	5	10
Total	$23	$60

(a)The increases were primarily due to favorable weather.
(b)The increases were primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs and higher off-system sales prices.

Fuel

Fuel increased $5 million for the three months ended June 30, 2021 compared with 2020, primarily due to an increase in commodity costs.

Fuel increased $26 million for the six months ended June 30, 2021 compared with 2020, primarily due to a $17 million increase in volumes driven by weather and the timing of generation maintenance outages and an $8 million increase in commodity costs.

Energy Purchases from affiliate

Energy purchases from affiliate increased $7 million for the three months ended June 30, 2021 compared with 2020, primarily due to the timing of generation maintenance outages.

Other Operation and Maintenance

The increase in other operation and maintenance was due to:

	Three Months	Six Months
Plant operations and maintenance	$3	$8
Distribution operations and maintenance	—	4
Transmission operations and maintenance	—	3
Other	1	—
Total	$4	$15

Depreciation

Depreciation increased $4 million and $9 million for the three and six months ended June 30, 2021 compared with 2020, primarily due to additional assets placed into service, net of retirements.

Taxes, other than income

Taxes, other than income increased $3 million for the three months ended June 30, 2021 compared with 2020, primarily due to increased property tax expense in 2021 due to increases in tax rates and additional assets placed into service.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL	PPL Electric	LG&E	KU
June 30, 2021
Cash and cash equivalents	$7,629	$58	$4	$7
Short-term debt	—	—	—	—
Long-term debt due within one year	2,200	400	28	—
Notes payable to affiliates		—	282	226

December 31, 2020
Cash and cash equivalents	$442	$40	$7	$22
Short-term debt	1,168	—	262	203
Long-term debt due within one year	1,074	400	292	132
Notes payable to affiliates		—	—	—

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

	PPL	PPL Electric	LG&E	KU
2021
Operating activities	$795	$354	$258	$280
Investing activities	9,583	(1,533)	(215)	(266)
Financing activities	(3,556)	1,197	(46)	(29)
2020
Operating activities	$866	$360	$275	$293
Investing activities	(1,149)	(558)	(214)	(451)
Financing activities	730	(51)	(71)	291
Change - Cash Provided (Used)
Operating activities	$(71)	$(6)	$(17)	$(13)
Investing activities	10,732	(975)	(1)	185
Financing activities	(4,286)	1,248	25	(320)

Operating Activities

The components of the change in cash provided by (used in) operating activities for the six months ended June 30, 2021 compared with 2020 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Net income	$(690)	$(27)	$—	$9
Non-cash components	293	10	7	1
Working capital	347	36	(20)	(28)
Defined benefit plan funding	20	—	3	—
Other operating activities	(41)	(25)	(7)	5
Total	$(71)	$(6)	$(17)	$(13)

(PPL)

PPL's cash provided by operating activities in 2021 decreased $71 million compared with 2020.
•Net income decreased $690 million between the periods and included an increase in non-cash charges of $293 million. The increase in non-cash charges was primarily due to the loss on extinguishment of debt and the impairment of solar panels.

•The $347 million increase in cash from changes in working capital was primarily due to an increase in taxes payable, an increase in accounts payable (primarily due to timing of payments) and an increase in regulatory liabilities (primarily due to the challenge to PPL Electric's transmission formula rate return on equity reserve and the timing of rate recovery mechanisms).

(PPL Electric)

PPL Electric's cash provided by operating activities in 2021 decreased $6 million compared with 2020.
•Net income decreased $27 million between the periods and included an increase in non-cash components of $10 million. The increase in non-cash components was primarily due to an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements and increased cost of removal and salvage amortization) and an increase in deferred income taxes and investment tax credits (primarily due to the utilization of net operating losses partially offset by the tax impact of the transmission formula rate return on equity reserve), partially offset by a decrease in other expenses (primarily due to a decrease in canceled projects).

•The $36 million increase in cash from changes in working capital was primarily due to an increase in regulatory liabilities (primarily due to the challenge to transmission formula rate return on equity reserve and the timing of rate recovery mechanisms) and a decrease in materials and supplies (primarily due to a decrease in transmission capital projects material), partially offset by an increase in accounts receivable (primarily due to the impact of COVID-19) and a decrease in accounts payable (primarily due to timing of payments).

•The $25 million decrease in cash provided by other operating activities was driven primarily by an increase in noncurrent assets (primarily related to prepayments) and an increase in noncurrent regulatory assets (primarily related to energy conservation programs).

(LG&E)

LG&E's cash provided by operating activities in 2021 decreased $17 million compared with 2020.
•Net income was consistent between the periods and included an increase in non-cash components of $7 million. The increase in non-cash components was driven by an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements).

•The decrease in cash from changes in working capital was due to an increase in tax payments (primarily due to timing of payments), an increase in net regulatory assets (primarily due to the timing of rate recovery mechanisms) and a decrease in other current liabilities (primarily due to timing of payments), partially offset by an increase in accounts payable (primarily due to timing of payments).

•The decrease in cash provided by other operating activities was driven primarily by an increase in ARO expenditures.

(KU)

KU's cash provided by operating activities in 2021 decreased $13 million compared with 2020.
•Net income increased $9 million between the periods and included an increase in non-cash components of $1 million. The increase in non-cash components was driven by an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements).

•The decrease in cash from changes in working capital was primarily due to an increase in tax payments (primarily due to timing of payments), an increase in accounts receivable (primarily due to weather and the impacts of COVID-19), a decrease in accounts payable (primarily due to timing of payments) and a decrease in other current liabilities (primarily due to timing of payments), partially offset by an increase in accounts payable to affiliates (primarily due to timing of payments), a decrease in fuel inventory (primarily due to higher generation due to weather) and a decrease in net regulatory assets (primarily due to the timing of rate recovery mechanisms).

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities for the six months ended June 30, 2021 compared with 2020 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Expenditures for PP&E	$189	$98	$(1)	$(6)
Proceeds from sale of discontinued operations, net of cash divested	10,560	—	—	—
Notes receivable from affiliate	—	(1,075)	—	190
Other investing activities	(17)	2	—	1
Total	$10,732	$(975)	$(1)	$185

For PPL, the decrease in expenditures for PP&E was due to lower project expenditures at Safari Energy and PPL Electric. The decrease in expenditures at Safari Energy was primarily due to timing differences on capital spending projects. The decrease in expenditures at PPL Electric was primarily due to timing differences on capital spending projects related to the ongoing efforts to improve reliability and replace aging infrastructure.

Other Significant Changes in Components of Investing Activities (PPL and PPL Electric)

For PPL, on June 14, 2021, the sale of the U.K. utility business was completed. The transaction resulted in cash proceeds of $10,732 million inclusive of foreign currency hedges executed by PPL. See Note 9 to the Financial Statements for additional information.

For PPL Electric, the changes in "Notes receivable from affiliate" activity resulted from the funding of $1,075 million to an affiliate for general corporate purposes. See Note 12 to the Financial Statements for further discussion of intercompany borrowings.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the six months ended June 30, 2021 compared with 2020 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$(3,327)	$650	$—	$(498)
Proceeds from project financing	(91)	$—	—	—
Stock issuances/redemptions, net	(33)	—	—	—
Dividends	(4)	45	(33)	(22)
Capital contributions/distributions, net	—	755	(9)	23
Issuance of term loan	(300)	—	—	—
Retirement of term loan	(300)	—	—	—
Change in short-term debt, net	(157)	(200)	17	(21)
Retirement of commercial paper	(73)	—	(41)	(32)
Net increase in notes payable with affiliate	—	—	92	226
Other financing activities	(1)	(2)	(1)	4
Total	$(4,286)	$1,248	$25	$(320)

See Note 8 to the Financial Statements in this Form 10-Q for information on 2021 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 8 to the Financial Statements in the Registrants' 2020 Form 10-K for information on 2020 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At June 30, 2021, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,550	$—	$15	$1,535
PPL Electric Credit Facility	650	—	1	649
LG&E Credit Facilities	500	—	—	500
KU Credit Facilities	400	—	—	400
Total Credit Facilities (a)	$3,100	$—	$16	$3,084

(a)The commitments under the credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 7%, PPL Electric - 6%, LG&E - 7% and KU - 7%.

See Note 8 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LG&E and KU)

	Committed Capacity	Borrowed	Commercial Paper Program Capacity	Unused Capacity
LG&E Money Pool (a)	$750	$282	$425	$43
KU Money Pool (a)	650	226	350	74

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

Commercial Paper (All Registrants)

The Registrants maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facility. The following commercial paper programs were in place at June 30, 2021:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,500	$—	$1,500
PPL Electric	650	—	650
LG&E (a)	425	—	425
KU	350	—	350
Total PPL	$2,925	$—	$2,925

(a)In March 2021, the capacity for the LG&E commercial paper program was increased from $350 million to $425 million.

Long-term Debt (All Registrants)

See Note 8 to the Financial Statements for information regarding the Registrants’ long-term debt activities.

(PPL)

Equity Securities Activities

ATM

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program, including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the six months ended June 30, 2021. The ATM program expired in February 2021.

Common Stock Dividends

In May 2021, PPL declared a quarterly common stock dividend, payable July 1, 2021, of 41.5 cents per share (equivalent to $1.66 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

In June 2021, Moody’s and S&P assigned ratings of A1 and A to PPL Electric’s $650 million First Mortgage Bonds, Floating Rate Series, due 2024. The bonds were issued on June 24, 2021.

(PPL and LG&E)

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

In May 2021, Moody’s and S&P assigned ratings of A1/P-2 and A/A-2 to the Louisville/Jefferson County Metro Government, Kentucky’s $31 million Environmental Facilities Revenue Refunding Bonds, 2007 Series A, due 2033, previously issued on behalf of LG&E. The bonds were remarketed June 1, 2021.

In May 2021, Moody’s and S&P assigned ratings of A1/P-2 and A/A-2 to Louisville/Jefferson County Metro Government, Kentucky’s $35 million Environmental Facilities Revenue Refunding Bonds, 2007 Series B, due 2033, previously issued on behalf of LG&E. The bonds were remarketed June 1, 2021.

(PPL and KU)

In May 2021, Moody's and S&P assigned ratings of A1 and A to the County of Carroll, Kentucky's $78 million 2.00% Environmental Facilities Revenue Bonds, 2008 Series A, due 2032, previously issued on behalf of KU. The bonds were remarketed June 1, 2021.

In May 2021, Moody's and S&P assigned ratings of A1 and A to County of Carroll, Kentucky's $54 million 2.125% Environmental Facilities Revenue Bonds, 2006 Series B, due 2034, previously issued on behalf of KU. The bonds were remarketed June 1, 2021.

Ratings Triggers

(PPL, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 15 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL and LG&E for derivative contracts in a net liability position at June 30, 2021.

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

The following interest rate hedges were outstanding at June 30, 2021.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL
Economic hedges
Interest rate swaps (c)	$64	$(20)	$(1)	2033
LG&E
Economic hedges
Interest rate swaps (c)	64	(20)	(1)	2033

(a)Includes accrued interest, if applicable.
(b)Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability. Sensitivities represent a 10% adverse movement in interest rates, except for cross-currency swaps which also includes a 10% adverse movement in foreign currency exchange rates.
(c)Realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in the fair value of these derivatives are included in regulatory assets or regulatory liabilities.

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at June 30, 2021 was insignificant for PPL, PPL Electric, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at June 30, 2021 is shown below.

10% Adverse Movement in Rates
PPL	$468
PPL Electric	178
LG&E	79
KU	124

Foreign Currency Risk (PPL)

Prior to the sale of the U.K. utility business on June 14, 2021, PPL was exposed to foreign currency risk, primarily through investments in and earnings of U.K. affiliates. PPL had adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions, including the sale of its U.K. utility business and net investments. In addition, PPL entered into financial instruments to protect against foreign currency translation risk of expected GBP earnings.

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

•Prior to the sale of the U.K. utility business on June 14, 2021, WPD was exposed to volumetric risk which was significantly mitigated as a result of the method of regulation in the U.K. Under the RIIO-ED1 price control regulations, recovery of such exposure occurs on a two year lag. See Note 1 in PPL's 2020 Form 10-K for additional information on revenue recognition under RIIO-ED1.
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

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. The impact of foreign currency translation is recorded in AOCI. Changes in this exchange rate resulted in a pre-tax foreign currency translation gain of $495 million for the six months ended June 30, 2021, which primarily reflected a $856 million increase to PP&E, a $151 million increase to goodwill and a $36 million increase to other net assets, partially offset by a $467 million increase to long-term debt, a $61 million increase to deferred income taxes and a $20 million increase to long term debt due within one year. Changes in this exchange rate resulted in a pre-tax foreign currency translation loss of $353 million for the six months ended June 30, 2020, which primarily reflected a $605 million decrease to PP&E, a $112 million decrease to goodwill, partially offset by a $357 million decrease to long-term debt and a $7 million decrease to other net liabilities.

As a result of the sale of the U.K. utility business on June 14, 2021, accumulated foreign currency translation losses of $786 million were removed from PPL’s Balance Sheets and realized as a component of “Income (Loss) from Discontinued Operations (net of income taxes)” on PPL’s Statements of Income (Loss) for the six months ended June 30, 2021. See Note 9 to the Financial Statements for additional information.

Related Party Transactions (All Registrants)

The Registrants are not aware of any material ownership interests or operating responsibility by senior management in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with the Registrants. See Note 12 to the Financial Statements for additional information on related party transactions for PPL Electric, LG&E and KU.

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

Environmental Matters (All Registrants)

Extensive federal, state and local environmental laws and regulations are applicable to the Registrants air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of the Registrants' businesses. The costs of compliance or alleged non-compliance cannot be predicted with certainty but could be significant. In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed. Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions. Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the costs for their products or their demand for the Registrants' services. Increased capital and operating costs are subject to rate recovery. The Registrants can provide no assurances as to the ultimate outcome of future environmental or rate proceedings before regulatory authorities.

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

NAAQS (PPL, LG&E and KU)

In March 2021, the EPA released final revisions to the Cross-State Air Pollution Rule (CSAPR) providing for reductions in ozone season nitrogen oxide emissions for 2021 and subsequent years from sources in 12 states, including Kentucky. Additionally, the EPA reversed its previous approval of the Kentucky State Implementation Plan with respect to these requirements. The CSAPR revisions are aimed at ensuring compliance with the 2008 ozone NAAQS, so additional nitrogen oxide emission reductions could potentially be required for compliance with the revised 2015 ozone NAAQS. PPL, LG&E and KU are currently assessing the potential impact of the CSAPR revisions on operations, but such impact is not expected to be material. Pursuant to the President’s executive order, the EPA is currently reviewing its previous determinations made in December 2020 to retain the existing NAAQS for ozone and particulate matter without change.

PPL, LG&E, and KU are unable to predict future emission reductions that may be required by future federal rules or state implementation actions. Compliance with the NAAQS, CSAPR and related requirements may require installation of additional pollution controls or other compliance actions, the costs of which PPL, LG&E and KU believe would be subject to rate recovery.

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

New Accounting Guidance (All Registrants)

There has been no new accounting guidance adopted in 2021 and there is no new significant accounting guidance pending adoption as of June 30, 2021.

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

PPL
	PPL	Electric	LG&E	KU

Defined Benefits	X	X	X	X
Income Taxes	X	X	X	X
Regulatory Assets and Liabilities	X	X	X	X
Price Risk Management	X
Asset Impairment (Excluding Investments)	X		X	X
AROs	X		X	X
Revenue Recognition - Unbilled Revenue			X	X

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

In light of the sale of PPL's U.K. utility business, indefinite reinvestment is no longer relevant. As such, PPL realized the outside book-tax basis difference in those assets. Accordingly, a current tax liability has been recorded reflecting the estimated tax cost associated with the realization of that basis difference.

See Note 6 to the Financial Statements for income tax disclosures.

PPL Corporation
PPL Electric Utilities Corporation
Louisville Gas and Electric Company
Kentucky Utilities Company

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management" in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4. Controls and Procedures

Although the COVID-19 pandemic prompted the Registrants to make certain procedural adjustments to accommodate an increased remote workforce, PPL’s accounting and reporting systems and functions were well prepared to perform necessary accounting and reporting activities as of June 30, 2021 and to maintain the effectiveness of its disclosure controls and procedures and internal control over financial reporting.

(a) Evaluation of disclosure controls and procedures.

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2021, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the second quarter of 2021 see:

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

2(a)	-	Tax Deed, dated as of June 9, 2021, by and among PPL WPD Limited, National Grid Holdings One plc (Exhibit 2.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2021)
4(a)	-	Supplemental Indenture No. 23, dated as of June 15, 2020, to Indenture, dated as of August 1, 2001, among PPL Electric Utilities Corporation and the Bank of New York Mellon, as Trustee (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 24, 2021)

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2021, filed by the following officers for the following companies:

*31(a)	-	PPL Corporation's principal executive officer
*31(b)	-	PPL Corporation's principal financial officer
*31(c)	-	PPL Electric Utilities Corporation's principal executive officer
*31(d)	-	PPL Electric Utilities Corporation's principal financial officer
*31(e)	-	Louisville Gas and Electric Company's principal executive officer
*31(f)	-	Louisville Gas and Electric Company's principal financial officer
*31(g)	-	Kentucky Utilities Company's principal executive officer
*31(h)	-	Kentucky Utilities Company's principal financial officer

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2021, furnished by the following officers for the following companies:

*32(a)	-	PPL Corporation's principal executive officer and principal financial officer
*32(b)	-	PPL Electric Utilities Corporation's principal executive officer and principal financial officer
*32(c)	-	Louisville Gas and Electric Company's principal executive officer and principal financial officer
*32(d)	-	Kentucky Utilities Company's principal executive officer and principal financial officer

101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	-	XBRL Taxonomy Extension Schema
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase
101.LAB	-	XBRL Taxonomy Extension Label Linkbase
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase
104	-	The Cover Page Interactive Data File is formatted as Inline XBRL and contained in Exhibits 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

PPL Corporation
(Registrant)

Date:	August 5, 2021	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	August 5, 2021	/s/ Stephen K. Breininger
Stephen K. Breininger Vice President-Finance and Regulatory Affairs and Controller
(Principal Financial Officer and Principal Accounting Officer)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	August 5, 2021	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)