Form 10-Q
period 2021-09-30
PPL Corp; PPL ELECTRIC UTILITIES CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2021-11-04
CIK 922224, 317187, 55387, 60549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2021
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

PPL Corporation    Common stock, $0.01 par value, 750,715,902 shares outstanding at October 31, 2021.
PPL Electric Utilities Corporation    Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at October 31, 2021.
Louisville Gas and Electric Company    Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at October 31, 2021.
Kentucky Utilities Company    Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at October 31, 2021.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, other information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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
•changes in state or federal tax laws or regulations;
•the direct or indirect effects on PPL or its subsidiaries or business systems of cyber-based intrusion or the threat of cyberattacks;
•significant decreases in demand for electricity;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues	$1,512	$1,400	$4,298	$4,103

Operating Expenses
Operation
Fuel	195	177	531	478
Energy purchases	167	136	524	470
Other operation and maintenance	393	346	1,164	1,054
Depreciation	274	257	810	762
Taxes, other than income	52	47	153	131
Total Operating Expenses	1,081	963	3,182	2,895

Operating Income	431	437	1,116	1,208

Other Income (Expense) - net	12	6	25	11

Interest Expense	183	161	810	479

Income (Loss) from Continuing Operations Before Income Taxes	260	282	331	740

Income Taxes	51	165	455	266

Income (Loss) from Continuing Operations After Income Taxes	209	117	(124)	474

Income (Loss) from Discontinued Operations (net of income taxes) (Note 9)	(2)	164	(1,490)	705

Net Income (Loss)	$207	$281	$(1,614)	$1,179

Earnings Per Share of Common Stock:
Basic and Diluted
Income (Loss) from Continuing Operations After Income Taxes	$0.27	$0.15	$(0.16)	$0.62
Income (Loss) from Discontinued Operations (net of income taxes)	—	0.22	(1.94)	0.91
Net Income (Loss) Available to PPL Common Shareowners	$0.27	$0.37	$(2.10)	$1.53

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	767,733	768,786	768,781	768,502
Diluted	769,849	769,660	768,781	769,270
 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$207	$281	$(1,614)	$1,179

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $0, $0, ($123), $1	—	643	372	291
Qualifying derivatives, net of tax of $0, $12, $11, $4	—	(52)	(39)	(16)
Defined benefit plans:
Net actuarial gain (loss), net of tax of $4, $5, $6, $6	(12)	(16)	(18)	(17)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of $0, ($12), ($4), ($8)	1	48	25	25
Defined benefit plans:
Prior service costs, net of tax of ($3), ($1), ($1), ($1)	9	—	2	2
Net actuarial (gain) loss, net of tax of ($4), ($12), ($30), ($35)	10	52	117	146
Reclassifications from AOCI due to sale of the U.K. utility business - (gains) losses, net of tax expense (benefit):
Foreign currency translation adjustments, net of tax of $0, $0, $140, $0	—	—	786	—
Qualifying derivatives, net of tax of $0, $0, $0, $0	—	—	15	—
Defined benefit plans:
Prior service costs, net of tax of $0, $0, ($2), $0	—	—	8	—
Net actuarial (gain) loss, net of tax of $0, $0, ($798), $0	—	—	2,769	—
Total other comprehensive income (loss)	8	675	4,037	431

Comprehensive income (loss)	$215	$956	$2,423	$1,610

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(1,614)	$1,179
Loss (income) from discontinued operations (net of income taxes)	1,490	(705)
Income from continuing operations (net of income taxes)	(124)	474
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	810	762
Amortization	30	40
Deferred income taxes and investment tax credits	51	164
Impairment of solar panels	37	—
Loss on extinguishment of debt	395	—
Other	7	33
Change in current assets and current liabilities
Accounts payable	(32)	(33)
Unbilled revenues	67	93
Prepayments	(33)	(43)
Taxes payable	75	94
Regulatory assets and liabilities, net	50	(44)
Other	46	147
Other operating activities
Defined benefit plans - funding	(41)	(61)
Other assets	(105)	(7)
Other liabilities	19	(40)
Net cash provided by operating activities - continuing operations	1,252	1,579
Net cash provided by operating activities - discontinued operations	726	668
Net cash provided by operating activities	1,978	2,247
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,460)	(1,690)
Proceeds from sale of discontinued operations, net of cash divested	10,560	—
Other investing activities	(22)	—
Net cash provided by (used in) investing activities - continuing operations	9,078	(1,690)
Net cash provided by (used in) investing activities - discontinued operations	(607)	(668)
Net cash provided by (used in) investing activities	8,471	(2,358)
Cash Flows from Financing Activities
Issuance of long-term debt	650	1,598
Retirement of long-term debt	(4,606)	(975)
Proceeds from project financing	21	152
Issuance of common stock	5	32
Payment of common stock dividends	(961)	(956)
Purchase of treasury stock	(282)	—
Issuance of term loan	—	300
Retirement of term loan	(300)	—
Retirement of commercial paper	(73)	—
Net increase (decrease) in short-term debt	(795)	(213)
Other financing activities	(29)	(21)
Net cash provided by (used in) financing activities - continuing operations	(6,370)	(83)
Net cash provided by (used in) financing activities - discontinued operations	(411)	78
Contributions (to) from discontinued operations	365	38
Net cash provided by (used in) financing activities	(6,416)	33
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash included in Discontinued Operations	8	(6)
Net (Increase) Decrease in Cash, Cash Equivalents and Restricted Cash included in Discontinued Operations	284	(72)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	4,325	(156)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	443	660
Cash, Cash Equivalents and Restricted Cash at End of Period	$4,768	$504
Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$214	$228

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2021	December 31, 2020
Assets

Current Assets
Cash and cash equivalents	$4,767	$442
Accounts receivable (less reserve: 2021, $61; 2020, $71)
Customer	578	603
Other	73	86
Unbilled revenues (less reserve: 2021, $2; 2020, $4)	233	301
Fuel, materials and supplies	304	302
Prepayments	90	53
Other current assets	92	130
Current assets held for sale (Note 9)	—	18,983
Total Current Assets	6,137	20,900

Property, Plant and Equipment
Regulated utility plant	30,056	29,040
Less: accumulated depreciation - regulated utility plant	6,434	6,008
Regulated utility plant, net	23,622	23,032
Non-regulated property, plant and equipment	269	237
Less: accumulated depreciation - non-regulated property, plant and equipment	41	37
Non-regulated property, plant and equipment, net	228	200
Construction work in progress	1,356	1,268
Property, Plant and Equipment, net	25,206	24,500

Other Noncurrent Assets
Regulatory assets	1,286	1,262
Goodwill	716	716
Other intangibles	344	351
Other noncurrent assets (less reserve for accounts receivable: 2021, $5; 2020 $0)	482	387
Total Other Noncurrent Assets	2,828	2,716

Total Assets	$34,171	$48,116

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2021	December 31, 2020
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$1,168
Long-term debt due within one year	474	1,074
Accounts payable	635	745
Taxes	144	69
Interest	138	113
Dividends	318	319
Regulatory liabilities	187	79
Other current liabilities	447	465
Current liabilities held for sale (Note 9)	—	11,023
Total Current Liabilities	2,343	15,055

Long-term Debt	10,665	13,615

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,108	2,536
Investment tax credits	120	122
Accrued pension obligations	195	189
Asset retirement obligations	160	132
Regulatory liabilities	2,452	2,530
Other deferred credits and noncurrent liabilities	552	564
Total Deferred Credits and Other Noncurrent Liabilities	6,587	6,073

Commitments and Contingent Liabilities (Notes 7 and 11)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,290	12,270
Treasury stock	(282)	—
Earnings reinvested	2,743	5,315
Accumulated other comprehensive loss	(183)	(4,220)
Total Equity	14,576	13,373

Total Liabilities and Equity	$34,171	$48,116

(a)1,560,000 shares authorized, 769,723 shares issued and 760,109 shares outstanding at September 30, 2021. 1,560,000 shares authorized; 768,907 shares issued and outstanding at December 31, 2020.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Treasury stock	Earnings reinvested	Accumulated other comprehensive loss	Total
June 30, 2021	769,564	$8	$12,281	$—	$2,854	$(191)	$14,952
Common stock issued	159		4				4
Treasury stock acquired	(9,614)			(282)			(282)
Stock-based compensation			5				5
Net income (loss)					207		207
Dividends and dividend equivalents (b)					(318)		(318)
Other comprehensive income (loss)						8	8
September 30, 2021	760,109	$8	$12,290	$(282)	$2,743	$(183)	$14,576

December 31, 2020	768,907	$8	12,270	$—	$5,315	$(4,220)	$13,373
Common stock issued	816		24				24
Treasury stock acquired	(9,614)			(282)			(282)
Stock-based compensation			(4)				(4)
Net income (loss)					(1,614)		(1,614)
Dividends and dividend equivalents (b)					(958)		(958)
Other comprehensive income (loss)						4,037	4,037
September 30, 2021	760,109	$8	$12,290	$(282)	$2,743	$(183)	$14,576

June 30, 2020	768,783	$8	12,255	$—	$5,383	$(4,602)	$13,044
Common stock issued	14		1				1
Stock-based compensation			4				4
Net income (loss)					281		281
Dividends and dividend equivalents (b)					(319)		(319)
Other comprehensive income (loss)						675	675
September 30, 2020	768,797	$8	$12,260	$—	$5,345	$(3,927)	$13,686

December 31, 2019	767,233	$8	12,214	$—	$5,127	$(4,358)	$12,991
Common stock issued	1,564		48				48
Stock-based compensation			(2)				(2)
Net income (loss)					1,179		1,179
Dividends and dividend equivalents (b)					(959)		(959)
Other comprehensive income (loss)						431	431
Adoption of financial instrument credit losses guidance cumulative effect adjustment					(2)		(2)
September 30, 2020	768,797	$8	$12,260	$—	$5,345	$(3,927)	$13,686
(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock were $0.415 and $1.245 for the three and nine months ended September 30, 2021 and September 30, 2020.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues	$627	$586	$1,769	$1,748

Operating Expenses
Operation
Energy purchases	143	118	402	373
Other operation and maintenance	147	122	400	388
Depreciation	105	102	322	301
Taxes, other than income	30	30	88	78
Total Operating Expenses	425	372	1,212	1,140

Operating Income	202	214	557	608

Other Income (Expense) - net	6	7	16	15

Interest Income from Affiliate	2	1	2	2

Interest Expense	39	44	124	130

Income Before Income Taxes	171	178	451	495

Income Taxes	45	44	116	125

Net Income (a)	$126	$134	$335	$370

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$335	$370
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	322	301
Amortization	14	21
Defined benefit plans - expense (income)	(7)	(1)
Deferred income taxes and investment tax credits	75	68
Other	(15)	—
Change in current assets and current liabilities
Accounts receivable	(24)	(35)
Accounts payable	(39)	(7)
Unbilled revenues	37	54
Materials and supplies	3	(23)
Prepayments	(32)	(30)
Regulatory assets and liabilities, net	81	(31)
Other	5	1
Other operating activities
Defined benefit plans - funding	(21)	(21)
Other assets	(18)	(20)
Other liabilities	(12)	9
Net cash provided by operating activities	704	656

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(680)	(840)
Increase in notes receivable from affiliate	(575)	—
Other investing activities	(1)	(4)
Net cash used in investing activities	(1,256)	(844)

Cash Flows from Financing Activities
Issuance of long-term debt	650	—
Retirement of long-term debt	(400)	—
Contributions from parent	1,075	740
Return of capital to parent	(500)	(745)
Payment of common stock dividends to parent	(251)	(323)
Net increase in short-term debt	—	280
Other financing activities	(3)	—
Net cash provided by (used in) financing activities	571	(48)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	19	(236)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	40	264
Cash, Cash Equivalents and Restricted Cash at End of Period	$59	$28

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$131	$150

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2021	December 31, 2020
Assets

Current Assets
Cash and cash equivalents	$59	$40
Accounts receivable (less reserve: 2021, $30; 2020, $41)
Customer	295	311
Other	27	17
Accounts receivable from affiliates	11	10
Notes receivable from affiliate	575	—
Unbilled revenues (less reserve: 2021, $1; 2020, $2)	84	121
Materials and supplies	59	59
Prepayments	41	9
Regulatory assets	32	40
Other current assets	16	13
Total Current Assets	1,199	620

Property, Plant and Equipment
Regulated utility plant	13,927	13,514
Less: accumulated depreciation - regulated utility plant	3,387	3,297
Regulated utility plant, net	10,540	10,217
Construction work in progress	629	592
Property, Plant and Equipment, net	11,169	10,809

Other Noncurrent Assets
Regulatory assets	510	541
Intangibles	269	268
Pension benefit asset	49	12
Other noncurrent assets (less reserve for accounts receivable: 2021, $5; 2020, $0)	124	74
Total Other Noncurrent Assets	952	895

Total Assets	$13,320	$12,324

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2021	December 31, 2020
Liabilities and Equity

Current Liabilities
Long-term debt due within one year	$474	$400
Accounts payable	351	428
Accounts payable to affiliates	44	39
Taxes	16	17
Interest	45	39
Regulatory liabilities	146	68
Other current liabilities	103	105
Total Current Liabilities	1,179	1,096

Long-term Debt	4,009	3,836

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,656	1,559
Accrued pension obligations	8	8
Regulatory liabilities	565	578
Other deferred credits and noncurrent liabilities	120	123
Total Deferred Credits and Other Noncurrent Liabilities	2,349	2,268

Commitments and Contingent Liabilities (Notes 7 and 11)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	4,328	3,753
Earnings reinvested	1,091	1,007
Total Equity	5,783	5,124

Total Liabilities and Equity	$13,320	$12,324

(a)170,000 shares authorized; 66,368 shares issued and outstanding at September 30, 2021 and December 31, 2020.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
June 30, 2021	66,368	$364	$4,503	$1,015	$5,882
Net income				126	126
Capital contributions from parent			325		325
Return of capital to parent			(500)		(500)
Dividends declared on common stock				(50)	(50)
September 30, 2021	66,368	$364	$4,328	$1,091	$5,783

December 31, 2020	66,368	$364	$3,753	$1,007	$5,124
Net income				335	335
Capital contributions from parent			1,075		1,075
Return of capital to parent			(500)		(500)
Dividends declared on common stock				(251)	(251)
September 30, 2021	66,368	$364	$4,328	$1,091	$5,783

June 30, 2020	66,368	$364	$3,553	$900	$4,817
Net income				134	134
Capital contributions from parent			485		485
Return of capital to parent			(485)		(485)
Dividends declared on common stock				(77)	(77)
September 30, 2020	66,368	$364	$3,553	$957	$4,874

December 31, 2019	66,368	$364	$3,558	$910	$4,832
Net income				370	370
Capital contributions from PPL			740		740
Return of capital to parent			(745)		(745)
Dividends declared on common stock				(323)	(323)
September 30, 2020	66,368	$364	$3,553	$957	$4,874

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues
Retail and wholesale	$393	$362	$1,147	$1,075
Electric revenue from affiliate	2	1	18	17
Total Operating Revenues	395	363	1,165	1,092

Operating Expenses
Operation
Fuel	70	64	203	188
Energy purchases	19	13	108	83
Energy purchases from affiliate	8	8	16	16
Other operation and maintenance	97	93	290	277
Depreciation	72	64	206	193
Taxes, other than income	12	11	34	30
Total Operating Expenses	278	253	857	787

Operating Income	117	110	308	305

Other Income (Expense) - net	2	(1)	3	(1)

Interest Expense	20	22	61	66

Income Before Income Taxes	99	87	250	238

Income Taxes	17	16	48	47

Net Income (a)	$82	$71	$202	$191

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$202	$191
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	206	193
Amortization	1	6
Defined benefit plans - expense	—	2
Deferred income taxes and investment tax credits	4	1
Change in current assets and current liabilities
Accounts receivable	4	6
Accounts receivable from affiliates	(2)	7
Accounts payable	19	(23)
Accounts payable to affiliates	(13)	(8)
Unbilled revenues	19	22
Fuel, materials and supplies	(7)	9
Regulatory assets and liabilities, net	(14)	5
Taxes payable	5	(1)
Accrued interest	17	18
Other	(8)	(13)
Other operating activities
Defined benefit plans - funding	(3)	(6)
Expenditures for asset retirement obligations	(19)	(12)
Other assets	(3)	(1)
Other liabilities	4	23
Net cash provided by operating activities	412	419
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(339)	(329)
Net cash used in investing activities	(339)	(329)
Cash Flows from Financing Activities
Net increase in notes payable to affiliates	284	—
Net decrease in short-term debt	(221)	(32)
Retirement of commercial paper	(41)	—
Payment of common stock dividends to parent	(139)	(115)
Contributions from parent	44	53
Other financing activities	(2)	(1)
Net cash used in financing activities	(75)	(95)
Net Decrease in Cash and Cash Equivalents	(2)	(5)
Cash and Cash Equivalents at Beginning of Period	7	15
Cash and Cash Equivalents at End of Period	$5	$10

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$40	$43

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2021	December 31, 2020
Assets

Current Assets
Cash and cash equivalents	$5	$7
Accounts receivable (less reserve: 2021, $2; 2020, $2)
Customer	121	127
Other	35	35
Unbilled revenues (less reserve: 2021, $1; 2020, $1)	60	79
Accounts receivable from affiliates	19	16
Fuel, materials and supplies	126	119
Prepayments	16	14
Regulatory assets	24	23
Other current assets	—	1
Total Current Assets	406	421

Property, Plant and Equipment
Regulated utility plant	7,053	6,735
Less: accumulated depreciation - regulated utility plant	1,155	1,020
Regulated utility plant, net	5,898	5,715
Construction work in progress	290	320
Property, Plant and Equipment, net	6,188	6,035

Other Noncurrent Assets
Regulatory assets	362	351
Goodwill	389	389
Other intangibles	31	35
Other noncurrent assets	115	114
Total Other Noncurrent Assets	897	889

Total Assets	$7,491	$7,345

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2021	December 31, 2020
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$262
Long-term debt due within one year	—	292
Notes payable to affiliates	284	—
Accounts payable	148	153
Accounts payable to affiliates	22	31
Customer deposits	31	32
Taxes	37	32
Price risk management liabilities	2	2
Regulatory liabilities	30	—
Interest	32	15
Asset retirement obligations	12	10
Other current liabilities	48	50
Total Current Liabilities	646	879

Long-term Debt	2,006	1,715

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	737	716
Investment tax credits	32	33
Price risk management liabilities	17	21
Asset retirement obligations	77	57
Regulatory liabilities	830	882
Other deferred credits and noncurrent liabilities	91	94
Total Deferred Credits and Other Noncurrent Liabilities	1,784	1,803

Commitments and Contingent Liabilities (Notes 7 and 11)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,967	1,923
Earnings reinvested	664	601
Total Equity	3,055	2,948

Total Liabilities and Equity	$7,491	$7,345

(a)75,000 shares authorized; 21,294 shares issued and outstanding at September 30, 2021 and December 31, 2020.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
June 30, 2021	21,294	$424	$1,967	$612	$3,003
Net income				82	82
Cash dividends declared on common stock				(30)	(30)
September 30, 2021	21,294	$424	$1,967	$664	$3,055

December 31, 2020	21,294	$424	$1,923	$601	$2,948
Net income				202	202
Capital contributions from parent			44		44
Cash dividends declared on common stock				(139)	(139)
September 30, 2021	21,294	$424	$1,967	$664	$3,055

June 30, 2020	21,294	$424	$1,873	$562	$2,859
Net income				71	71
Cash dividends declared on common stock				(39)	(39)
September 30, 2020	21,294	$424	$1,873	$594	$2,891

December 31, 2019	21,294	$424	$1,820	$518	$2,762
Net income				191	191
Capital contributions from parent			53		53
Cash dividends declared on common stock				(115)	(115)
September 30, 2020	21,294	$424	$1,873	$594	$2,891

(a)Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues
Retail and wholesale	$486	$444	$1,358	$1,256
Electric revenue from affiliate	8	8	16	16
Total Operating Revenues	494	452	1,374	1,272

Operating Expenses
Operation
Fuel	125	113	328	290
Energy purchases	5	5	14	14
Energy purchases from affiliate	2	1	18	17
Other operation and maintenance	110	105	336	316
Depreciation	94	88	273	258
Taxes, other than income	10	10	31	27
Total Operating Expenses	346	322	1,000	922

Operating Income	148	130	374	350

Other Income (Expense) - net	1	1	5	2

Interest Expense	27	28	81	85

Income Before Income Taxes	122	103	298	267

Income Taxes	23	19	57	50

Net Income (a)	$99	$84	$241	$217

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$241	$217
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	273	258
Amortization	5	6
Defined benefit plans - expense	(2)	—
Deferred income taxes and investment tax credits	—	20
Other	(1)	(1)
Change in current assets and current liabilities
Accounts receivable	(6)	(22)
Accounts receivable from affiliates	1	—
Accounts payable	(4)	7
Accounts payable to affiliates	(4)	(18)
Unbilled revenues	17	15
Fuel, materials and supplies	4	12
Regulatory assets and liabilities, net	(16)	(20)
Taxes payable	9	1
Accrued interest	25	23
Other	(17)	(15)
Other operating activities
Defined benefit plans - funding	(1)	(1)
Expenditures for asset retirement obligations	(27)	(47)
Other assets	2	—
Other liabilities	5	11
Net cash provided by operating activities	504	446
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(400)	(381)
Other investing activities	4	3
Net cash used in investing activities	(396)	(378)
Cash Flows from Financing Activities
Net increase in notes payable to affiliates	208	—
Issuance of long-term debt	—	498
Retirement of long-term debt	—	(500)
Net decrease in short-term debt	(171)	(11)
Retirement of commercial paper	(32)	—
Payment of common stock dividends to parent	(186)	(145)
Contributions from parent	60	98
Other financing activities	(1)	(5)
Net cash used in financing activities	(122)	(65)
Net Increase (Decrease) in Cash and Cash Equivalents	(14)	3
Cash and Cash Equivalents at Beginning of Period	22	12
Cash and Cash Equivalents at End of Period	$8	$15

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$43	$35

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2021	December 31, 2020
Assets

Current Assets
Cash and cash equivalents	$8	$22
Accounts receivable (less reserve: 2021, $1; 2020, $1)
Customer	158	156
Other	7	30
Unbilled revenues (less reserve: 2021, $1; 2020, $1)	80	97
Accounts receivable from affiliates	—	1
Fuel, materials and supplies	120	123
Prepayments	18	15
Regulatory assets	4	36
Other current assets	—	1
Total Current Assets	395	481

Property, Plant and Equipment
Regulated utility plant	9,093	8,808
Less: accumulated depreciation - regulated utility plant	1,892	1,690
Regulated utility plant, net	7,201	7,118
Construction work in progress	393	321
Property, Plant and Equipment, net	7,594	7,439

Other Noncurrent Assets
Regulatory assets	414	370
Goodwill	607	607
Other intangibles	23	26
Other noncurrent assets	155	149
Total Other Noncurrent Assets	1,199	1,152

Total Assets	$9,188	$9,072

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2021	December 31, 2020
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$203
Long-term debt due within one year	—	132
Notes payable to affiliates	208	—
Accounts payable	92	121
Accounts payable to affiliates	44	43
Customer deposits	32	32
Taxes	38	29
Regulatory liabilities	11	11
Interest	44	19
Asset retirement obligations	29	40
Other current liabilities	48	59
Total Current Liabilities	546	689

Long-term Debt	2,618	2,486

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	856	835
Investment tax credits	87	88
Asset retirement obligations	83	75
Regulatory liabilities	1,057	1,070
Other deferred credits and noncurrent liabilities	44	47
Total Deferred Credits and Other Noncurrent Liabilities	2,127	2,115

Commitments and Contingent Liabilities (Notes 7 and 11)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,917	2,857
Earnings reinvested	672	617
Total Equity	3,897	3,782

Total Liabilities and Equity	$9,188	$9,072

(a)80,000 shares authorized; 37,818 shares issued and outstanding at September 30, 2021 and December 31, 2020.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
June 30, 2021	37,818	$308	$2,917	$648	$3,873
Net income				99	99
Cash dividends declared on common stock				(75)	(75)
September 30, 2021	37,818	$308	$2,917	$672	$3,897

December 31, 2020	37,818	$308	$2,857	$617	$3,782
Net income				241	241
Capital contributions from parent			60		60
Cash dividends declared on common stock				(186)	(186)
September 30, 2021	37,818	$308	$2,917	$672	$3,897

June 30, 2020	37,818	$308	$2,766	$581	$3,655
Net income				84	84
Capital contributions from parent			61		61
Cash dividends declared on common stock				(56)	(56)
September 30, 2020	37,818	$308	$2,827	$609	$3,744

December 31, 2019	37,818	$308	$2,729	$537	$3,574
Net income				217	217
Capital contributions from parent			98		98
Cash dividends declared on common stock				(145)	(145)
September 30, 2020	37,818	$308	$2,827	$609	$3,744

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2020 is derived from that Registrant's 2020 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2020 Form 10-K. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

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

On July 1, 2021, LKE redeemed, at par, its $250 million 4.375% Senior Notes due 2021 and on July 9, 2021, LKE filed a Form 15 with the SEC to suspend its duty to file reports under sections 13 and 15(d) of the Securities Exchange Act of 1934. As a result, beginning with the June 30, 2021 Form 10-Q, LKE was no longer reported as a Registrant.

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

Restricted Cash and Cash Equivalents (PPL)

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the Balance Sheets that sum to the total of the same amounts shown on the Statements of Cash Flows:

	PPL
	September 30, 2021	December 31, 2020
Cash and cash equivalents	$4,767	$442
Restricted cash - current (a)	1	1
Total Cash, Cash Equivalents and Restricted Cash	$4,768	$443

(a)Bank deposits and other cash equivalents that are restricted by agreement or that have been clearly designated for a specific purpose are classified as restricted cash. On the Balance Sheets, the current portion of restricted cash is included in "Other current assets."

Current Expected Credit Losses

(All Registrants)

The following table shows changes in the allowance for credit losses for the nine months ended September 30, 2021:

	Balance at Beginning of Period	Charged to Income	Deductions (a)	Balance at End of Period
PPL
Accounts Receivable - Customer and Unbilled Revenue (c)	$44	$9	$17	$36
Other (b)	28	1	—	29

PPL Electric
Accounts Receivable - Customer and Unbilled Revenue (c)	$39	$4	$11	$32
Other	1	—	—	1

LG&E
Accounts Receivable - Customer and Unbilled Revenue	$3	$1	$2	$2
Other	—	1	—	1

KU
Accounts Receivable - Customer and Unbilled Revenue	$2	$4	$4	$2

(a)Primarily related to uncollectible accounts receivable written off.
(b)Primarily related to receivables at Western Kentucky Energy Corp., a subsidiary of LKE, which are fully reserved.
(c)Includes $5 million related to Noncurrent Accounts Receivable – Customer included in “Other noncurrent assets” on the PPL and PPL Electric Balance Sheets at September 30, 2021.

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

In light of the disposition of PPL's U.K. utility business, indefinite reinvestment is no longer relevant. As such, PPL realized the outside book-tax basis difference in those assets. Accordingly, in June 2021, a current tax liability was recorded to reflect the estimated tax cost associated with the realization of that basis difference.

See Note 6 for additional discussion regarding income taxes.

Asset Impairment (Excluding Investments)

(PPL)

During the three month-period ended June 30, 2021, Safari Energy determined that the carrying value of its solar panel inventory would not be fully recoverable due to a decrease in the net realizable value of the modules. The decrease was due primarily to the combination of the three following factors: (1) a continued decrease in the fair value of the modules on hand due to more efficient modules being available on the market, (2) the federal government's extension of certain investment tax credits which make modules on the open market eligible for those credits at higher levels of credits and (3) an increase in commodity prices for materials used in various types of solar projects, all of which place pressure on the economics of those projects, making the cost of Safari's solar panels uncompetitive. As a result, Safari Energy recorded a loss of $37 million ($28 million after-tax) in June 2021 to record the solar panels at fair value. The loss was recorded to "Other operation and maintenance" expense on the Statement of Income. Solar panel inventories of $49 million are included in "Other noncurrent assets" on PPL's Balance Sheet at September 30, 2021.

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

On March 17, 2021, PPL WPD Limited entered into a share purchase agreement to sell PPL's U.K. utility business, which substantially represented PPL's U.K. Regulated segment. As a result, PPL determined segment information for the U.K. Regulated segment would no longer be provided beginning with the March 31, 2021 Form 10-Q. The sale of the U.K. utility business was completed on June 14, 2021. See Note 9 for additional information.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the periods ended September 30 are as follows:

	Three Months		Nine Months
	2021	2020	2021	2020
Operating Revenues from external customers
Kentucky Regulated	$879	$806	$2,505	$2,331
Pennsylvania Regulated	627	586	1,769	1,748
Corporate and Other	6	8	24	24
Total	$1,512	$1,400	$4,298	$4,103

Net Income
Kentucky Regulated (a)	$159	$129	$389	$330
Pennsylvania Regulated (a)	126	135	335	371
Corporate and Other (a)(b)(c)	(76)	(147)	(848)	(227)
Discontinued Operations (d)	(2)	164	(1,490)	705
Total	$207	$281	$(1,614)	$1,179

(a)Beginning in 2021, corporate level financing costs are no longer allocated to the reportable segments and are being reported in Corporate and Other. For the three and nine months ended September 30, 2020, corporate level financing costs of $8 million, net of $2 million of income taxes, and $25 million, net of $6 million of income taxes, were allocated to the Kentucky Regulated segment. For the three and nine months ended September 30, 2020, an immaterial amount of financing costs were allocated to the Pennsylvania Regulated segment.
(b)The amounts for the periods ended September 30, 2020 have been adjusted for certain costs that were previously included in the U.K. Regulated segment.
(c)2021 includes losses from the extinguishment of PPL Capital Funding debt. See Note 8 for additional information.
(d)See Note 9 for additional information.

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated Balance Sheets as of:

	September 30, 2021	December 31, 2020
Assets
Kentucky Regulated	$16,250	$15,943
Pennsylvania Regulated	13,350	12,347
Corporate and Other (a)	4,571	843
Assets Held for Sale (b)	—	18,983
Total	$34,171	$48,116

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

4. Revenue from Contracts with Customers

(All Registrants)

See Note 3 in the Registrants' 2020 Form 10-K for a discussion of the principal activities from which the Registrants and PPL’s segments generate their revenues.

The following tables reconcile "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the periods ended September 30.

	2021 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$1,512	$627	$395	$494
Revenues derived from:
Alternative revenue programs (b)	19	22	(1)	(2)
Other (c)	(4)	—	(2)	(2)
Revenues from Contracts with Customers	$1,527	$649	$392	$490

	2020 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$1,400	$586	$363	$452
Revenues derived from:
Alternative revenue programs (b)	(1)	(5)	2	2
Other (c)	(4)	—	(2)	(2)
Revenues from Contracts with Customers	$1,395	$581	$363	$452

	2021 Nine Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$4,298	$1,769	$1,165	$1,374
Revenues derived from:
Alternative revenue programs (b)	62	68	(2)	(4)
Other (c)	(15)	—	(7)	(8)
Revenues from Contracts with Customers	$4,345	$1,837	$1,156	$1,362

	2020 Nine Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$4,103	$1,748	$1,092	$1,272
Revenues derived from:
Alternative revenue programs (b)	(12)	(6)	(2)	(4)
Other (c)	(17)	(3)	(6)	(8)
Revenues from Contracts with Customers	$4,074	$1,739	$1,084	$1,260

(a)PPL Electric represents revenues from external customers reported by the Pennsylvania Regulated segment and LG&E and KU, net of intercompany power sales and transmission revenues, represent revenues from external customers reported by the Kentucky Regulated segment. Kentucky Regulated segment revenues from contracts with customers were $872 million and $2,484 million for the three and nine month periods ended September 30, 2021 and $806 million and $2,311 million for the three and nine month periods ended September 30, 2020. See Note 3 for additional information.
(b)Alternative revenue programs include the transmission formula rate for PPL Electric, the ECR and DSM programs for LG&E and KU, the GLT program and gas supply clause incentive mechanism for LG&E, and the generation formula rate for KU. For PPL Electric, the three months and nine months ended September 30, 2021 include a $13 million and $64 million reserve recorded for a reduction in the transmission formula rate return on equity. See Note 7 for additional information. This line item shows the over/under collection of these rate mechanisms with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts.
(c)Represents additional revenues outside the scope of revenues from contracts with customers, such as lease and other miscellaneous revenues.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended September 30.

	2021 Three Months
	PPL	PPL Electric	LG&E	KU
Residential	$684	$324	$180	$180
Commercial	345	95	123	127
Industrial	168	14	46	108
Other (a)	100	13	37	44
Wholesale - municipality	7	—	—	7
Wholesale - other (b)	20	—	6	24
Transmission	203	203	—	—
Revenues from Contracts with Customers	$1,527	$649	$392	$490

	2020 Three Months
	PPL	PPL Electric	LG&E	KU
Residential	$651	$303	$173	$175
Commercial	310	79	112	119
Industrial	156	13	47	96
Other (a)	86	12	28	38
Wholesale - municipality	7	—	—	7
Wholesale - other (b)	11	—	3	17
Transmission	174	174	—	—
Revenues from Contracts with Customers	$1,395	$581	$363	$452

	2021 Nine Months
	PPL	PPL Electric	LG&E	KU
Residential	$2,025	$964	$529	$532
Commercial	955	260	351	344
Industrial	474	39	135	300
Other (a)	284	38	102	120
Wholesale - municipality	18	—	—	18
Wholesale - other (b)	53	—	39	48
Transmission	536	536	—	—
Revenues from Contracts with Customers	$4,345	$1,837	$1,156	$1,362

	2020 Nine Months
	PPL	PPL Electric	LG&E	KU
Residential	$1,948	$937	$509	$502
Commercial	896	234	336	326
Industrial	434	33	130	271
Other (a)	256	38	84	110
Wholesale - municipality	15	—	—	15
Wholesale - other (b)	28	—	25	36
Transmission	497	497	—	—
Revenues from Contracts with Customers	$4,074	$1,739	$1,084	$1,260

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

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the periods ended September 30.

	Three Months		Nine Months
	2021	2020	2021	2020
PPL	$7	$7	$9	$19
PPL Electric	3	3	4	12
LG&E	1	3	1	4
KU	3	1	4	3

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers.

	PPL	PPL Electric	LG&E	KU
Contract liabilities at December 31, 2020	$40	$23	$5	$6
Contract liabilities at September 30, 2021	37	21	6	6
Revenue recognized during the nine months ended September 30, 2021 that was included in the contract liability balance at December 31, 2020	24	11	5	6

Contract liabilities at December 31, 2019	$37	$21	$5	$4
Contract liabilities at September 30, 2020	32	18	5	4
Revenue recognized during the nine months ended September 30, 2020 that was included in the contract liability balance at December 31, 2019	21	9	5	4

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

At September 30, 2021, PPL had $48 million of performance obligations attributable to Corporate and Other that have not been satisfied. Of this amount, PPL expects to recognize approximately $42 million within the next 12 months.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended September 30 used in the EPS calculation are:

	Three Months		Nine Months
	2021	2020	2021	2020
Income (Numerator)
Income (loss) from continuing operations after income taxes available to PPL common shareowners - Basic and Diluted	$209	$117	$(124)	$474

Income (loss) from discontinued operations (net of income taxes) available to PPL common shareowners - Basic and Diluted	$(2)	$164	$(1,490)	$705

Net income (loss) available to PPL common shareowners - Basic and Diluted	$207	$281	$(1,614)	$1,179

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	767,733	768,786	768,781	768,502
Add: Dilutive share-based payment awards (a)	2,116	874	—	768
Weighted-average shares - Diluted EPS	769,849	769,660	768,781	769,270

Basic and Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.27	$0.15	$(0.16)	$0.62
Income (loss) from discontinued operations (net of income taxes)	—	0.22	(1.94)	0.91
Net Income (Loss) available to PPL common shareowners	$0.27	$0.37	$(2.10)	$1.53
(a)    All share-based payment awards were excluded from dilutive shares under the Treasury Stock Method for the nine months ended September 30, 2021, as their effect would have been anti-dilutive due to the loss from continuing operations.

For the periods ended September 30, PPL issued common stock related to stock-based compensation plans and the DRIP as follows (in thousands):

	Three Months		Nine Months
	2021	2020	2021	2020
Stock-based compensation plans	158	14	816	621
DRIP	—	—	—	943

See Note 8 for common stock repurchased under an authorized share repurchase program.

For the periods ended September 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Nine Months
	2021	2020	2021	2020
Stock-based compensation awards	135	364	2,339	595

6. Income Taxes

Reconciliations of income tax expense (benefit) for the periods ended September 30 are as follows.

(PPL)
	Three Months		Nine Months
	2021	2020	2021	2020
Federal income tax on Income from Continuing Operations Before Income Taxes at statutory tax rate - 21%	$55	$59	$70	$155
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	17	15	12	39
Valuation allowance adjustments (a)	5	7	39	19
Impact of the U.K. Finance Acts on deferred tax balances (b)	—	104	383	101
Amortization of excess deferred federal and state income taxes	(18)	(11)	(38)	(34)
Federal and state income tax return adjustments	(4)	(9)	(4)	(9)
Other	(4)	—	(7)	(5)
Total increase (decrease)	(4)	106	385	111
Total income tax expense (benefit)	$51	$165	$455	$266

(a)    In 2021, PPL recorded a $31 million state deferred tax benefit on a net operating loss and an offsetting valuation allowance in connection with the loss on extinguishment associated with a tender offer to purchase and retire PPL Capital Funding's outstanding Senior Notes. See Note 8 for additional information on the tender offer.

(b)The U.K. Finance Act 2020, formally enacted on July 22, 2020, cancelled the U.K. corporation tax rate reduction to 17%, thereby maintaining the corporation tax rate at 19% for financial years 2020 and 2021. The primary impact of the cancellation of the corporate tax rate reduction was an increase in deferred tax liabilities and a corresponding deferred tax expense of $102 million in the third quarter of 2020.

The U.K. Finance Act 2021, formally enacted on June 10, 2021, increased the U.K. corporation tax rate from 19% to 25%, effective April 1, 2023. The primary impact of the corporation tax rate increase was an increase in deferred tax liabilities of the U.K. utility business, which was sold on June 14, 2021, and a corresponding deferred tax expense of $383 million, which was recognized in continuing operations in the second quarter of 2021.

(PPL Electric)
	Three Months		Nine Months
	2021	2020	2021	2020
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$36	$37	$95	$104
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	13	14	36	39
Federal and state income tax return adjustments	—	(4)	—	(4)
Depreciation and other items not normalized	—	—	(4)	(4)
Amortization of excess deferred federal and state income taxes	(5)	(4)	(11)	(12)
Other	1	1	—	2
Total increase (decrease)	9	7	21	21
Total income tax expense (benefit)	$45	$44	$116	$125

(LG&E)
	Three Months		Nine Months
	2021	2020	2021	2020
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$21	$18	$53	$50
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	3	10	9
Amortization of excess deferred federal and state income taxes	(7)	(3)	(13)	(8)
Federal and state income tax return adjustments	—	(2)	—	(2)
Other	(1)	—	(2)	(2)
Total increase (decrease)	(4)	(2)	(5)	(3)
Total income tax expense (benefit)	$17	$16	$48	$47

(KU)
	Three Months		Nine Months
	2021	2020	2021	2020
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$26	$22	$63	$56
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5	4	12	11
Amortization of excess deferred federal and state income taxes	(6)	(4)	(14)	(12)
Federal and state income tax return adjustments	(1)	(3)	(1)	(3)
Other	(1)	—	(3)	(2)
Total increase (decrease)	(3)	(3)	(6)	(6)
Total income tax expense (benefit)	$23	$19	$57	$50

Other

Net Operating Loss and Tax Credit Carryforwards (All Registrants)

PPL utilized federal net operating losses of $1,111 million and tax credit carryforwards of $272 million in June 2021 as a result of the completion of the sale of the U.K. utility business on June 14, 2021. The related deferred tax assets decreased by approximately $506 million, with a corresponding reduction in current income taxes.

7. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Current Regulatory Assets:
Plant outage costs	$—	$46	$—	$—
Gas supply clause	12	4	—	—
Smart meter rider	15	17	15	17
Storm damage expense rider	4	—	4	—
Transmission formula rate	11	15	11	15
Gas line tracker	7	4	—	—
Storm costs	2	7	2	7
Generation formula rate	3	2	—	—
Other	6	4	—	1
Total current regulatory assets	$60	$99	$32	$40

Noncurrent Regulatory Assets:
Defined benefit plans	$555	$570	$274	$290
Storm costs	12	17	—	—
Unamortized loss on debt	25	30	4	8
Interest rate swaps	19	23	—	—
Terminated interest rate swaps	71	75	—	—
Accumulated cost of removal of utility plant	232	240	232	240
AROs	312	300	—	—
Plant outage costs	55	—	—	—
Other	5	7	—	3
Total noncurrent regulatory assets	$1,286	$1,262	$510	$541

	PPL		PPL Electric
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Current Regulatory Liabilities:
Generation supply charge	$11	$21	$11	$21
Transmission service charge	26	1	26	1
Environmental cost recovery	—	4	—	—
Universal service rider	16	22	16	22
Fuel adjustment clause	—	5	—	—
TCJA customer refund	22	11	22	11
Storm damage expense rider	—	6	—	6
Act 129 compliance rider	7	7	7	7
Transmission formula rate return on equity reserve (a)	64	—	64	—
Economic relief billing credit (b)	38	—	—	—
Other	3	2	—	—
Total current regulatory liabilities	$187	$79	$146	$68

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$669	$653	$—	$—
Power purchase agreement - OVEC	36	43	—	—
Net deferred taxes	1,609	1,690	539	560
Defined benefit plans	74	60	26	18
Terminated interest rate swaps	64	66	—	—
Other	—	18	—	—
Total noncurrent regulatory liabilities	$2,452	$2,530	$565	$578

	LG&E		KU
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Current Regulatory Assets:
Gas supply clause	$12	$4	$—	$—
Gas line tracker	7	4	—	—
Plant outage costs	—	12	—	34
Generation formula rate	—	—	3	2
Other	5	3	1	—
Total current regulatory assets	$24	$23	$4	$36

Noncurrent Regulatory Assets:
Defined benefit plans	$175	$174	$106	$106
Storm costs	8	11	4	6
Unamortized loss on debt	13	13	8	9
Interest rate swaps	19	23	—	—
Terminated interest rate swaps	42	44	29	31
AROs	87	85	225	215
Plant outage costs	15	—	40	—
Other	3	1	2	3
Total noncurrent regulatory assets	$362	$351	$414	$370

	LG&E		KU
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Current Regulatory Liabilities:
Environmental cost recovery	$—	$—	$—	$4
Fuel adjustment clause	—	—	—	5
Economic relief billing credit (b)	29	—	9	—
Other	1	—	2	2
Total current regulatory liabilities	$30	$—	$11	$11

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$277	$274	$392	$379
Power purchase agreement - OVEC	25	30	11	13
Net deferred taxes	495	528	575	602
Defined benefit plans	1	—	47	42
Terminated interest rate swaps	32	33	32	33
Other	—	17	—	1
Total noncurrent regulatory liabilities	$830	$882	$1,057	$1,070

(a)See “Regulatory Matters - Federal Matters - PPL Electric Transmission Formula Rate Return on Equity” below for additional information.
(b)Represents regulatory liabilities to be returned to customers through June 30, 2022, as agreed to in the Kentucky rate case, in recognition of the economic impact of COVID-19. See "Regulatory Matters – Kentucky Activities – Rate Case Proceedings" below for additional information.

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

On June 30, 2021, the KPSC issued orders approving the proposed agreement filed in April 2021, with certain modifications. The orders provide for increases in annual revenues of $199 million ($73 million and $106 million in electricity revenues at LG&E and KU and $20 million in gas revenues at LG&E) based on an authorized return on equity of 9.425%. The order grants the requested authorized 9.35% return on equity for the ECR and GLT mechanisms and does not modify the requested one-year billing credit. The orders approve the CPCN to deploy Advanced Metering Infrastructure and provide regulatory asset treatment for the remaining net book value of legacy meters upon full implementation of the Advanced Metering Infrastructure program. The orders also approve the establishment of the RAR rider and accepted the four-year "stay-out". The orders, however, disallowed certain legal costs that were included in the settlement. On July 23, 2021, LG&E and KU filed motions for partial rehearing and clarification of the return on equity, the disallowed legal costs and certain other matters related to the KPSC's orders. On August 12, 2021, the KPSC granted rehearing and clarification of the disallowed legal costs and certain other matters and denied rehearing and clarification of the return on equity. On September 24, 2021, the KPSC issued orders providing adjustments to previous net metering proposals. These adjustments did not impact the previously ordered annual revenue increases. PPL, LG&E and KU cannot predict the outcome of the remaining issues subject to partial rehearing and clarification.

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

Federal Matters

PPL Electric Transmission Formula Rate Return on Equity (PPL and PPL Electric)

On May 21, 2020, PP&L Industrial Customer Alliance (PPLICA) filed a complaint with the FERC alleging that PPL Electric's base return on equity (ROE) of 11.18% used to determine PPL Electric's formula transmission rate was unjust and unreasonable.

On August 20, 2021, PPL Electric entered into a settlement agreement (the "Settlement") with PPLICA and all other parties, including intervenors, with respect to the complaint filed by PPLICA on May 21, 2020.

The key aspects of the Settlement include:
•changes to PPL Electric’s base ROE:
◦beginning as of May 21, 2020 and continuing through May 31, 2022, the ROE shall be 9.90%;
◦beginning on June 1, 2022 and continuing through May 31, 2023, the ROE shall be 9.95%;
◦beginning on June 1, 2023, the ROE shall be 10.00%, which shall continue in effect unless and until changed as permitted by the terms of the Settlement;
•changes the equity component of PPL Electric’s capital structure to be the lower of (i) PPL Electric’s actual equity component, calculated in accordance with the formula rate template, or (ii) 56.00%;
•allows modification of the current rate year of June 1 to May 31 to a calendar year of January 1 to December 31; and
•allows modification of the current formula rate based on a historic test year to a projected test year.

Refunds will be paid by PPL Electric based on the difference between charges that were calculated using the ROE in effect at the time and reduced charges calculated using the ROE provided for in the Settlement, plus interest at the FERC interest rate. In the three and nine months ended September 30, 2021, PPL Electric recorded a revenue reserve of $13 million ($10 million after-tax) and $64 million ($46 million after-tax) representing revenue subject to refund for the period May 21, 2020 through September 30, 2021. The reserve recorded in the nine months ended September 30, 2021, includes $28 million ($20 million after-tax) related to the period from May 21, 2020 to December 31, 2020.

The Settlement is subject to review and action by the FERC, including approval, denial or modification. PPL Electric cannot predict the outcome of the FERC’s review of the Settlement.

While the FERC's review of the settlement is pending, on October 15, 2021, PPL Electric filed a request to the FERC Chief Administrative Law Judge for authorization to implement interim rates to reflect the agreed-to base ROE in the Settlement effective December 1, 2021. The requested interim settlement rates were accepted on October 20, 2021.

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

Other

Purchase of Receivables Program (PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During the three and nine months ended September 30, 2021, PPL Electric purchased $309 million and $883 million of accounts receivable from alternative suppliers. During the three and nine months ended September 30, 2020, PPL Electric purchased $303 million and $854 million of accounts receivable from alternative suppliers.

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

	September 30, 2021					December 31, 2020
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
PPL Capital Funding
Syndicated Credit Facility	Jan. 2024	$1,450	$—	$—	$1,450	$—	$402
Bilateral Credit Facility	Mar. 2022	50	—	—	50	—	—
Bilateral Credit Facility	Mar. 2022	50	—	15	35	—	15
Term Loan Credit Facility	Mar. 2022	—	—	—	—	100	—
Term Loan Credit Facility	Mar. 2021	—	—	—	—	100	—
Term Loan Credit Facility	Mar. 2021	—	—	—	—	200	—
Total PPL Capital Funding Credit Facilities		$1,550	$—	$15	$1,535	$400	$417

PPL Electric
Syndicated Credit Facility	Jan. 2024	$650	$—	$1	$649	$—	$1

LG&E
Syndicated Credit Facility	Jan. 2024	$500	$—	$—	$500	$—	$262

KU
Syndicated Credit Facility	Jan. 2024	$400	$—	$—	$400	$—	$203

PPL Capital Funding, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	September 30, 2021				December 31, 2020
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding		$1,500	$—	$1,500	0.25%	$402
PPL Electric		650	—	650		—
LG&E (a)		425	—	425	0.28%	262
KU		350	—	350	0.28%	203
Total		$2,925	$—	$2,925		$867

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

In July 2021, PPL Capital Funding redeemed the remaining $1,072 million combined aggregate principal amount of its outstanding 4.20% Senior Notes due 2022, 3.50% Senior Notes due 2022, 3.40% Senior Notes due 2023 and 3.95% Senior Notes due 2024 that had not been validly tendered for an aggregate cash purchase price of $1,133 million, which included make-whole premiums and accrued interest. These Senior Notes had a weighted average interest rate of 3.71%. The loss on extinguishment associated with the transaction was $58 million, which included make-whole premiums, unamortized fees, hedges and discounts. PPL Capital Funding also redeemed its $450 million of 5.90% Junior Subordinated Notes due in 2073 at par. The loss on extinguishment associated with this transaction was $15 million, which included unamortized fees.

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

In September 2021, the County of Trimble, Kentucky remarketed $28 million of Pollution Control Revenue Bonds, 2001 Series A due 2026, previously issued on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 0.625% through their maturity date of September 1, 2026.

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

(PPL)

Equity Securities

Share Repurchase

In August 2021, PPL's Board of Directors authorized share repurchases of up to $3 billion of PPL common shares. PPL currently expects to repurchase approximately $1 billion by the end of 2021. The actual amount repurchased will depend on various factors, including PPL’s share price, market conditions, and the determination of other uses for the proceeds from the sale of the U.K. utility business, including for incremental capital expenditures. PPL may purchase shares on each trading day subject to market conditions and principles of best execution.

During the three and nine months ended September 30, 2021, PPL repurchased 9.6 million shares at a cost of $282 million.

From October 1 to October 31, 2021, PPL repurchased an additional 9.4 million shares at a cost of $269 million.

Commission fees incurred, which have been included in the cost of repurchases above, were insignificant through October 31, 2021.

ATM Program

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program, including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the nine months ended September 30, 2021. The ATM program expired in February 2021.

Distributions

In August 2021, PPL declared a quarterly common stock dividend, payable October 1, 2021, of 41.5 cents per share (equivalent to $1.66 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

9. Acquisitions, Development and Divestitures

(PPL)

Discontinued Operations

Sale of the U.K. Utility Business

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

WPD Limited and National Grid U.K. each made customary representations and warranties in the WPD SPA. National Grid U.K., at its expense, purchased warranty and indemnity insurance. WPD Limited agreed to indemnify National Grid U.K. for certain tax related matters. See Note 11 for additional information. PPL has not had and will not have any significant involvement with the U.K. utility business after completion of the sale.

Loss on Sale

The following table summarizes the pre-tax loss recorded upon completion of the sale.

Loss on sale for the nine month period ended September 30, 2021
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

Summarized Results of Discontinued Operations

The operations of the U.K. utility business are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income. Following are the components of discontinued operations in the Statements of Income for the periods ended September 30:

	Three Months		Nine Months
	2021	2020	2021	2020
Operating Revenues	$—	$485	$1,344	$1,575
Operating Expenses	—	235	466	684
Other Income (Expense) - net	—	46	202	242
Interest Expense (a)	—	88	209	271
Income before income taxes	—	208	871	862
Gain (Loss) on sale	—	—	(1,609)	—
Income taxes	2	44	752	157
Income (Loss) from Discontinued Operations (net of income taxes)	$(2)	$164	$(1,490)	$705

(a)No interest from corporate level debt was allocated to discontinued operations.

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
(b)The net assets and liabilities held for sale exclude $4.0 billion of AOCI related to the U.K. utility business that are required to be included in the carrying value of an entity classified as held for sale when assessing impairment and determining the gain or loss on sale. Prior to the sale, AOCI related to the U.K. utility business was reported as a component of PPL’s equity.

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

The closing of the acquisition, which is currently expected to occur by March 2022, is subject to the receipt of certain U.S. regulatory approvals or waivers, including, among others, authorizations or waivers from the Rhode Island Division of Public Utilities and Carriers, the Massachusetts Department of Public Utilities, the Federal Communications Commission (FCC), and the FERC, as well as review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary conditions to closing, including the execution and delivery of certain related transaction documents. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the acquisition, expired on June 2, 2021. On July 14, 2021, the FCC consented to the Transfer of Control Application for the transfer of control of certain communications licenses held by Narragansett Electric from National Grid U.S. to PPL. The Massachusetts Department of Public Utilities granted a waiver of jurisdiction with respect to the acquisition on July 16, 2021. On September 23, 2021, the FERC issued an order authorizing, as consistent with the public interest, the disposition of jurisdictional facilities that will result in PPL Rhode Island Holdings, LLC, acquiring 100% of the outstanding shares of common stock of Narragansett Electric. The regulatory approvals and waiver remain subject to any applicable appeal periods. The remaining required regulatory approval from the Rhode Island Division of Public Utilities and Carriers is proceeding as expected.

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

10. Defined Benefits

(PPL)

Certain net periodic defined benefit costs are applied to accounts that are further distributed among capital, expense, regulatory assets and regulatory liabilities, including certain costs allocated to applicable subsidiaries for plans sponsored by PPL Services and LKE. Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL and its subsidiaries for the periods ended September 30:

	Pension Benefits
	Three Months		Nine Months
	2021	2020	2021	2020
PPL
Service cost	$14	$14	$42	$42
Interest cost	30	35	91	109
Expected return on plan assets	(64)	(62)	(191)	(185)
Amortization of:
Prior service cost	2	3	6	7
Actuarial loss	21	23	70	67
Net periodic defined benefit costs (credits) before settlements	3	13	18	40
Settlements (a)	14	13	14	13
Net periodic defined benefit costs (credits)	$17	$26	$32	$53

(a)    Settlement charges were incurred due to the amount of lump sum payment distributions from the LKE qualified pension plan. In accordance with existing regulatory accounting treatment, LG&E and KU have primarily maintained the settlement charge in regulatory assets to be amortized over fifteen years.

	Other Postretirement Benefits
	Three Months		Nine Months
	2021	2020	2021	2020
PPL
Service cost	$2	$2	$5	$5
Interest cost	4	4	12	14
Expected return on plan assets	(6)	(5)	(18)	(16)
Amortization of:
Prior service cost	—	—	1	1
Actuarial loss	(1)	—	(1)	—
Net periodic defined benefit costs	$(1)	$1	$(1)	$4

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

	Three Months		Nine Months
	2021	2020	2021	2020
PPL Electric	$—	$3	$2	$9
LG&E	6	9	7	14
KU	1	4	—	5

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

(PPL and LG&E)

Cane Run Environmental Claims

In December 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky (U.S. District Court) alleging violations of the Clean Air Act, RCRA, and common law claims of nuisance, trespass and negligence. In July 2014, the U.S. District Court dismissed the RCRA claims and all but one Clean Air Act claim, but declined to dismiss the common law tort claims. In February 2017, the U.S. District Court dismissed PPL as a defendant and dismissed the final federal claim against LG&E, and in April 2017, issued an Order declining to exercise supplemental jurisdiction on the state law claims dismissing the case in its entirety. In June 2017, the plaintiffs filed a class action complaint in Jefferson County, Kentucky Circuit Court, against LG&E alleging state law nuisance, negligence and trespass tort claims. The plaintiffs seek compensatory and punitive damages for alleged property damage due to purported plant emissions on behalf of a class of residents within one to three miles of the plant. On January 8, 2020, the Jefferson Circuit Court issued an order denying the plaintiffs’ request for class certification. On January 14, 2020, the plaintiffs filed a notice of appeal in the Kentucky Court of Appeals. On December 11, 2020, the Court of Appeals issued an order affirming the lower court’s denial of class certification. In December 2020, plaintiffs filed a petition for discretionary review with the Kentucky Supreme Court. On April 20, 2021, the Kentucky Supreme Court denied further review of the lower court order. The case was remanded to the Jefferson Circuit Court for the claims of the three remaining petitioners. LG&E has agreed to a settlement with each of the three remaining petitioners for an amount that will not have a significant impact on LG&E's operations or financial condition.

(PPL and KU)

E.W. Brown Environmental Claims

In July 2017, the Kentucky Waterways Alliance and the Sierra Club filed a citizen suit complaint against KU in the U.S. District Court for the Eastern District of Kentucky (U.S. District Court) alleging discharges at the E.W. Brown plant in violation of the Clean Water Act and the plant's water discharge permit and alleging contamination that may present an imminent and substantial endangerment in violation of the RCRA. The plaintiffs' suit relates to prior notices of intent to file a citizen suit submitted in October and November 2015 and October 2016. These plaintiffs sought injunctive relief ordering KU to take all actions necessary to comply with the Clean Water Act and RCRA, including ceasing the discharges in question, abating effects associated with prior discharges and eliminating the alleged imminent and substantial endangerment. These plaintiffs also sought assessment of civil penalties and an award of litigation costs and attorney fees. In December 2017, the U.S. District Court issued an Order dismissing the Clean Water Act and RCRA complaints against KU in their entirety. In January 2018, the plaintiffs appealed the dismissal Order to the U.S. Court of Appeals for the Sixth Circuit. In September 2018, the U.S. Court of Appeals for the Sixth Circuit issued its ruling affirming the lower court's decision to dismiss the Clean Water Act claims but reversing its dismissal of the RCRA claims against KU and remanding the latter to the U.S. District Court. In January 2019, KU filed an answer to plaintiffs’ complaint in the U.S. District Court. In May 2021, the U.S. District Court issued an order granting KU's motion for summary judgment and dismissed the case. In June 2021, the plaintiffs appealed the district court's order to the U.S. Court of Appeals for the Sixth Circuit. In September 2021, the parties entered into a settlement agreement, providing for dismissal of the appellate proceedings and release of other claims.

KU is undertaking extensive remedial measures at the E.W. Brown plant including closure of the former ash pond, implementation of a groundwater remedial action plan and performance of a corrective action plan including aquatic study of adjacent surface waters and risk assessment. The aquatic study and risk assessment are being undertaken pursuant to a 2017 agreed Order with the Kentucky Energy and Environment Cabinet (KEEC). KU conducted sampling of Herrington Lake in 2017 and 2018. In June 2019, KU submitted to the KEEC the required aquatic study and risk assessment, conducted by an independent third-party consultant, finding that discharges from the E.W. Brown plant have not had any significant impact on Herrington Lake and that the water in the lake is safe for recreational use and meets safe drinking water standards. On May 31, 2021, the KEEC approved the report and released a response to public comments. On August 6, 2021, KU submitted a Supplemental Remedial Alternatives Analysis (SRAA) report to the KEEC that outlines proposed additional fish, water, and sediment testing. The KEEC will review the submitted SRAA report.

Air

Sulfuric Acid Mist Emissions (PPL and LG&E)

In June 2016, the EPA issued a notice of violation under the Clean Air Act alleging that LG&E violated applicable rules relating to sulfuric acid mist emissions at its Mill Creek plant. The notice alleges failure to install proper controls, failure to operate the facility consistent with good air pollution control practice and causing emissions exceeding applicable requirements or constituting a nuisance or endangerment. LG&E believes it has complied with applicable regulations during the relevant time period. On July 31, 2020, the U.S. Department of Justice and Louisville Metro Air Pollution Control District filed a complaint in the U.S. District Court for the Western District of Kentucky alleging violations specified in the EPA notice of violation and seeking civil penalties and injunctive relief. In October 2020, LG&E filed a motion to dismiss the complaint. In December 2020, the U.S. Department of Justice and the Louisville Metro Air Pollution Control District filed an amended complaint. In February 2021, LG&E filed a renewed motion to dismiss regarding the amended complaint. In June 2021, the U.S. District Court approved the parties' request for a three-month stay in connection with settlement discussions occurring among the parties. In September 2021, the parties reached a tentative agreement providing for dismissal of the court action, the payment by LG&E of a penalty amount and performance of a supplemental environmental project (SEP). The parties are currently in the process of obtaining required approvals from the U.S. Department of Justice, the U.S. District Court, the EPA and Louisville Metro Air Pollution Control District for the resulting consent decree. PPL and LG&E are unable to predict the final outcome of this matter but do not believe the matter, including the agreed penalty and SEP, will have a significant impact on LG&E's operations or financial condition.

Water/Waste

(PPL, LG&E and KU)

ELGs

In 2015, the EPA finalized ELGs for wastewater discharge permits for new and existing steam electricity generating facilities. These guidelines require deployment of additional control technologies providing physical, chemical and biological treatment and mandate operational changes including "no discharge" requirements for certain wastewaters. The implementation date for individual generating stations was to be determined by the states on a case-by-case basis according to criteria provided by the EPA. Legal challenges to the final rule were consolidated before the U.S. Court of Appeals for the Fifth Circuit. In April 2017, the EPA announced that it would grant petitions for reconsideration of the rule. In September 2017, the EPA issued a rule to postpone the compliance date for certain requirements. On October 13, 2020, the EPA published final revisions to its best available technology standards for certain wastewaters and potential extensions to compliance dates (the Reconsideration Rule).

The rule is expected to be implemented by the states or applicable permitting authorities in the course of their normal permitting activities. LG&E and KU are currently implementing responsive compliance strategies and schedules. Certain aspects of these compliance plans and estimates relate to developments in state water quality standards, which are separate from the ELG rule or its implementation. Certain costs are included in the Registrants' capital plans and expected to be recovered from customers through rate recovery mechanisms, but additional costs and recovery will depend on further regulatory developments at the state level. In August 2021, the EPA published a notice of rulemaking initiative announcing that it will propose revisions to the Reconsideration Rule and determine "whether more stringent limitations and standards are appropriate." Compliance with the Reconsideration Rule is required during the pendency of the rulemaking process.

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

As of September 30, 2021 and December 31, 2020, PPL Electric had a recorded liability of $10 million representing its best estimate of the probable loss incurred to remediate the sites identified above. Depending on the outcome of investigations at identified sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred. PPL Electric, LG&E and KU lack sufficient information about such additional sites to estimate any potential liability or range of reasonably possible losses, if any, related to these sites. Such costs, however, are not currently expected to be significant.

The EPA is evaluating the risks associated with polycyclic aromatic hydrocarbons and naphthalene, chemical by-products of coal gas manufacturing. As a result, individual states may establish stricter standards for water quality and soil cleanup, that could require several PPL subsidiaries to take more extensive assessment and remedial actions at former coal gas manufacturing plants. The Registrants cannot reasonably estimate a range of possible losses, if any, related to these matters.

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

Gas - Security Directives (PPL and LG&E)

In May and July of 2021, the Department of Homeland Security’s (DHS) Transportation Security Administration (TSA) released two security directives applicable to certain notified owners and operators of natural gas pipeline facilities (including local distribution companies) that TSA has determined to be critical. The first security directive required notified owners/operators to implement cybersecurity incident reporting to the DHS, designate a cybersecurity coordinator, and perform a gap assessment of current entity cybersecurity practices against certain voluntary TSA security guidelines and report relevant results and proposed mitigation to applicable DHS agencies. The second security directive requires notified entities to implement a significant number of specified cyber security controls and processes. LG&E does not believe the security directives will have a significant impact on LG&E’s operations or financial condition.

Other

Labor Union Agreements

(PPL and PPL Electric)

For PPL and PPL Electric, labor agreement negotiations with the IBEW are expected to commence in the first quarter of 2022. The current five-year agreement expires in May 2022.

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

(All Registrants)

The table below details guarantees provided as of September 30, 2021. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote. For reporting purposes, on a consolidated basis, the guarantees of PPL include the guarantees of its subsidiary Registrants.

	Exposure at September 30, 2021		Expiration Date
PPL
Indemnifications related to the sale of the U.K. utility business	£7,881	(a)	2021
Indemnifications related to certain tax liabilities related to the sale of the U.K. utility business	£50	(b)	2028
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(c)

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
(c)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. PPL's proportionate share of OVEC's outstanding debt was $94 million at September 30, 2021, consisting of LG&E's share of $65 million and KU's share of $29 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 14 in PPL's, LG&E's and KU's 2020 Form 10-K for additional information on the OVEC power purchase contract.

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

Risks and Uncertainties (All Registrants)

The COVID-19 pandemic has disrupted the U.S. and global economies and continues to present challenges to businesses, communities, workforces and markets. In the U.S. and throughout the world, governmental authorities have taken actions to contain the spread of the virus and mitigate known or foreseeable impacts. In the Registrants’ service territories, mitigation measures included quarantines, stay-at-home orders, travel restrictions, reduced operations or closures of businesses, schools and governmental agencies, and legislative or regulatory actions to address health or other pandemic-related concerns. Many restrictions that had been imposed are in the process of being lifted but may be reenacted in the future. These actions have the potential to adversely impact the Registrants' business and operations, especially if these measures remain in effect for a prolonged period of time.

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

	Three Months		Nine Months
	2021	2020	2021	2020
PPL Electric from PPL Services	$15	$11	$36	$37
PPL Electric from PPL EU Services	48	44	147	126
LG&E from LKS	40	43	126	125
KU from LKS	43	45	132	132

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

Intercompany Borrowings

(PPL Electric)

PPL Energy Funding maintains a $1,200 million revolving line of credit with a PPL Electric subsidiary. At September 30, 2021, PPL Energy Funding had borrowings outstanding in the amount of $575 million. This balance is reflected in "Notes receivable from affiliate" on the PPL Electric balance sheet. No balance was outstanding at December 31, 2020. The interest rates on borrowings are equal to one-month LIBOR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the Income Statements.

(LG&E and KU)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to the difference between LG&E's FERC borrowing limit and LG&E's commercial paper limit at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on LIBOR. LG&E's money pool borrowing limit is $325 million. At September 30, 2021, LG&E had borrowings outstanding from LKE in the amount of $284 million. This balance is reflected in "Notes payable to affiliates" on the LG&E balance sheets. No balances were outstanding at December 31, 2020.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to the difference between KU's FERC borrowing limit and KU's commercial paper limit at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on LIBOR. KU's money pool borrowing limit is $300 million. At September 30, 2021, KU had borrowings outstanding from LKE in the amount of $208 million. This balance is reflected in "Notes payable to affiliates" on the KU balance sheets. No balances were outstanding at December 31, 2020.

VEBA Funds Receivable (PPL Electric)

In May 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay medical claims of active bargaining unit employees. Based on PPL Electric's participation in PPL’s Other Postretirement Benefit plan, PPL Electric was allocated a portion of the excess funds from PPL Services. These funds have been recorded as an intercompany receivable on PPL Electric's Balance Sheets. The receivable balance decreases as PPL Electric pays incurred medical claims and is reimbursed by PPL Services. The intercompany receivable balance associated with these funds was $14 million as of September 30, 2021, of which $10 million was reflected in "Accounts receivable from affiliates" and $4 million was reflected in "Other noncurrent assets" on the PPL Electric Balance Sheet. The intercompany receivable balance associated with these funds was $22 million as of December 31, 2020, of which $10 million was reflected in "Accounts receivable from affiliates" and $12 million was reflected in "Other noncurrent assets" on the PPL Electric balance sheets.

Other (PPL Electric, LG&E and KU)

See Note 10 for discussions regarding intercompany allocations associated with defined benefits.

13. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended September 30, were:

	Three Months		Nine Months
	2021	2020	2021	2020
Other Income
Defined benefit plans - non-service credits (Note 10)	$6	$1	$18	$4
Interest Income	6	—	10	1
AFUDC - equity component	4	7	13	15
Miscellaneous	2	1	7	3
Total Other Income	18	9	48	23
Other Expense
Charitable contributions	—	—	2	2
Miscellaneous	6	3	21	10
Total Other Expense	6	3	23	12
Other Income (Expense) - net	$12	$6	$25	$11

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	September 30, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$4,767	$4,767	$—	$—	$442	$442	$—	$—
Restricted cash and cash equivalents (a)	1	1	—	—	1	1	—	—
Special use funds (a):
Money market fund	3	3	—	—	—	—	—	—
Commingled debt fund measured at NAV (b)	23	—	—	—	26	—	—	—
Commingled equity fund measured at NAV (b)	20	—	—	—	25	—	—	—
Total special use funds	46	3	—	—	51	—	—	—
Total assets	$4,814	$4,771	$—	$—	$494	$443	$—	$—

Liabilities
Price risk management liabilities (c):
Interest rate swaps	$19	$—	$19	$—	$23	$—	$23	$—
Total price risk management liabilities	$19	$—	$19	$—	$23	$—	$23	$—

	September 30, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL Electric
Assets
Cash and cash equivalents	$59	$59	$—	$—	$40	$40	$—	$—
Total assets	$59	$59	$—	$—	$40	$40	$—	$—

LG&E
Assets
Cash and cash equivalents	$5	$5	$—	$—	$7	$7	$—	$—
Total assets	$5	$5	$—	$—	$7	$7	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$19	$—	$19	$—	$23	$—	$23	$—
Total price risk management liabilities	$19	$—	$19	$—	$23	$—	$23	$—

KU
Assets
Cash and cash equivalents	$8	$8	$—	$—	$22	$22	$—	$—
Total assets	$8	$8	$—	$—	$22	$22	$—	$—

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

	September 30, 2021		December 31, 2020
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$11,139	$13,091	$14,689	$17,774
PPL Electric	4,483	5,296	4,236	5,338
LG&E	2,006	2,387	2,007	2,499
KU	2,618	3,157	2,618	3,334

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

PPL had no obligation and an immaterial obligation to return cash collateral under master netting arrangements at September 30, 2021 and December 31, 2020.

PPL had no obligation to post cash collateral under master netting arrangements at September 30, 2021 and December 31, 2020.

LG&E and KU had no obligation to return cash collateral under master netting arrangements at September 30, 2021 and December 31, 2020.

LG&E and KU had no obligation to post cash collateral under master netting arrangements at September 30, 2021 and December 31, 2020.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL had no such contracts at September 30, 2021.

As of September 30, 2021, PPL had no aggregate notional value in cross-currency interest rate swap contracts. In March 2021, $500 million of WPD's U.S. dollar-denominated senior notes were repaid prior to maturity and $500 million notional value of cross-currency interest rate swap contracts matured.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three and nine months ended September 30, 2021 and 2020, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At September 30, 2021, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At September 30, 2021, LG&E held contracts with a notional amount of $64 million that mature in 2033.

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

Net Investment Hedges

Prior to the sale of the U.K. utility business on June 14, 2021, PPL entered into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. There were no contracts outstanding at September 30, 2021.

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

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts include certain full requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 7 for amounts recorded in regulatory assets and regulatory liabilities at September 30, 2021 and December 31, 2020.

See Note 1 in each Registrant's 2020 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	September 30, 2021				December 31, 2020
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps (a) (b)	$—	$—	$—	$2	$—	$—	$—	$2
Cross-currency swaps (c)	—	—	—	—	94	—	—	—
Foreign currency contracts (c)	—	—	—	—	—	—	—	137
Total current	—	—	—	2	94	—	—	139
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps (a) (b)	—	—	—	17	—	—	—	21
Cross-currency swaps (c)	—	—	—	—	52	—	—	—
Total noncurrent	—	—	—	17	52	—	—	21
Total derivatives	$—	$—	$—	$19	$146	$—	$—	$160

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

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended September 30, 2021.

	Three Months	Nine Months		Three Months	Nine Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$—	$—	Interest expense	$(1)	$12
			Income (Loss) from Discontinued Operations (net of taxes)	—	(2)
Cross-currency swaps	—	(50)	Income (Loss) from Discontinued Operations (net of taxes)	—	(39)
Total	$—	$(50)		$(1)	$(29)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Nine Months
Foreign currency contracts	Income (Loss) from Discontinued Operations (net of taxes)	$—	$(266)
Interest rate swaps	Interest expense	—	(2)
	Total	$—	$(268)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$1	$4

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended September 30, 2020.

	Three Months	Nine Months		Three Months	Nine Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$3	$(7)	Interest expense	$(3)	$(7)
			Income (Loss) from Discontinued Operations (net of taxes)	(1)	(2)
Cross-currency swaps	(67)	(13)	Income (Loss) from Discontinued Operations (net of taxes)	(56)	(24)
Total	$(64)	$(20)		$(60)	$(33)
Net Investment Hedges:
Foreign currency contracts in discontinued operations	$—	$1

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Nine Months
Foreign currency contracts	Income (Loss) from Discontinued operations (net of taxes)	$(19)	$44
Interest rate swaps	Interest expense	(1)	(4)
	Total	$(20)	$40
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$2	$(5)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended September 30, 2021.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months		Nine Months
	Interest Expense	Income (Loss) from Discontinued Operations (net of income taxes)	Interest Expense	Income (Loss) from Discontinued Operations (net of income taxes)
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$183	$(2)	$810	$(1,490)
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(1)	—	12	(2)
Cross-currency swaps:
Hedged items	—	—	—	39
Amount of gain (loss) reclassified from AOCI to Income	—	—	—	(39)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended September 30, 2020.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months		Nine Months
	Interest Expense	Income (Loss) from Discontinued Operations (net of taxes)	Interest Expense	Income (Loss) from Discontinued Operations (net of taxes)
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$161	$164	$479	$705
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(3)	(1)	(7)	(2)
Cross-currency swaps:
Hedged items	—	56	—	24
Amount of gain (loss) reclassified from AOCI to Income	—	(56)	—	(24)

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	September 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$2	$—	$2
Total current	—	2	—	2
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	17	—	21
Total noncurrent	—	17	—	21
Total derivatives	$—	$19	$—	$23

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended September 30, 2021.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Nine Months
Interest rate swaps	Interest expense	$—	$(2)
	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$1	$4

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
September 30, 2021
Treasury Derivatives
PPL	$—	$—	$—	$—	$19	$—	$—	$19
LG&E	—	—	—	—	19	—	—	19

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2020
Treasury Derivatives
PPL	$146	$34	$—	$112	$160	$34	$—	$126
LG&E	—	—	—	—	23	—	—	23

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

(PPL)

At September 30, 2021, there were no derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade.

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

The changes in the carrying amounts of AROs were as follows.

	PPL	LG&E	KU
Balance at December 31, 2020	$182	$67	$115
Accretion	12	4	8
Changes in estimated timing or cost	50	34	16
Obligations settled	(43)	(16)	(27)
Balance at September 30, 2021	$201	$89	$112

17. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended September 30 were as follows.

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives	Defined benefit plans
			Prior service costs	Actuarial gain (loss)	Total
PPL
June 30, 2021	$—	$—	$(15)	$(176)	$(191)
Amounts arising during the period	—	—	—	(12)	(12)
Reclassifications from AOCI	—	1	9	10	20
Net OCI during the period	—	1	9	(2)	8
September 30, 2021	$—	$1	$(6)	$(178)	$(183)

December 31, 2020	$(1,158)	$—	$(16)	$(3,046)	$(4,220)
Amounts arising during the period	372	(39)	—	(18)	315
Reclassifications from AOCI	—	25	2	117	144
Reclassifications from AOCI due to the sale of the U.K. utility business (Note 9)	786	15	8	2,769	3,578
Net OCI during the period	1,158	1	10	2,868	4,037
September 30, 2021	$—	$1	$(6)	$(178)	$(183)

June 30, 2020	$(1,777)	$8	$(16)	$(2,817)	$(4,602)
Amounts arising during the period	643	(52)	—	(16)	575
Reclassifications from AOCI	—	48	—	52	100
Net OCI during the period	643	(4)	—	36	675
September 30, 2020	$(1,134)	$4	$(16)	$(2,781)	$(3,927)

December 31, 2019	$(1,425)	$(5)	$(18)	$(2,910)	$(4,358)
Amounts arising during the period	291	(16)	—	(17)	258
Reclassifications from AOCI	—	25	2	146	173
Net OCI during the period	291	9	2	129	431
September 30, 2020	$(1,134)	$4	$(16)	$(2,781)	$(3,927)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the periods ended September 30.

	Three Months		Nine Months		Affected Line Item on the
Details about AOCI	2021	2020	2021	2020	Statements of Income
Qualifying derivatives
Interest rate swaps	$(1)	$(3)	$12	$(7)	Interest Expense
	—	(1)	(2)	(2)	Income (Loss) from Discontinued Operations (net of income taxes)
Cross-currency swaps	—	(56)	(39)	(24)	Income (Loss) from Discontinued Operations (net of income taxes)
Total Pre-tax	(1)	(60)	(29)	(33)
Income Taxes	—	12	4	8
Total After-tax	(1)	(48)	(25)	(25)

Defined benefit plans
Prior service costs (a)	(12)	(1)	(3)	(3)
Net actuarial loss (a)	(14)	(64)	(147)	(181)
Total Pre-tax	(26)	(65)	(150)	(184)
Income Taxes	7	13	31	36
Total After-tax	(19)	(52)	(119)	(148)

Sale of the U.K. utility business (Note 9)
Foreign currency translation adjustments	—	—	(646)	—	Income (Loss) from Discontinued Operations (net of income taxes)
Qualifying derivatives	—	—	(15)	—	Income (Loss) from Discontinued Operations (net of income taxes)
Defined benefit plans	—	—	(3,577)	—	Income (Loss) from Discontinued Operations (net of income taxes)
Total Pre-tax	—	—	(4,238)	—
Income Taxes	—	—	660	—
Total After-tax	—	—	(3,578)	—
Total reclassifications during the period	$(20)	$(100)	$(3,722)	$(173)

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

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2021 with the same periods in 2020. The PPL "Results of Operations" also includes "Segment Earnings" and "Adjusted Gross Margins," which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure.

•"Financial Condition - Liquidity and Capital Resources" provides an analysis of the Registrants' liquidity positions and credit profiles. This section also includes a discussion of rating agency actions.

•"Financial Condition - Risk Management" provides an explanation of the Registrants' risk management programs relating to market and credit risk.

•"Application of Critical Accounting Policies" provides an update to PPL's critical accounting policies disclosed in PPL's 2020 Form 10-K.

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

In March 2021, PPL entered into definitive agreements that strategically reposition the company as a U.S.-based energy company focused on building the utilities of the future. These transactions are intended to strengthen PPL’s credit metrics, enhance long-term earnings growth and predictability, and provide the company with greater financial flexibility to invest in sustainable energy solutions. See Note 9 to the Financial Statements, and the "Sale of the U.K. Utility Business," "Share Purchase Agreement to Acquire Narragansett Electric" and "Use of Proceeds from the Sale of the U.K. Utility Business" discussions in "Financial and Operational Developments" below for additional information.

Financial and Operational Developments

(PPL)

Sale of the U.K. Utility Business

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

On June 14, 2021, the sale of the U.K. utility business was completed. The transaction resulted in cash proceeds of $10.7 billion inclusive of foreign currency hedges executed by PPL. PPL received net proceeds, after taxes and fees, of $10.4 billion, resulting in a pre-tax loss on sale of $1.6 billion. See Note 9 to the Financial Statements for additional information on the sale of the U.K. utility business.

WPD Limited and National Grid U.K. each made customary representations and warranties in the WPD SPA. National Grid U.K., at its expense, purchased warranty and indemnity insurance. WPD Limited agreed to indemnify National Grid U.K. for certain tax related matters. See Note 11 to the Financial Statements for additional information. PPL has not had and will not have any significant involvement with the U.K. utility business after completion of the sale.

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

The closing of the acquisition, which is currently expected to occur by March 2022, is subject to the receipt of certain U.S. regulatory approvals or waivers, and other customary conditions to closing. To date, four of the five required regulatory approvals or waivers have been received. The regulatory approvals and waiver remain subject to any applicable appeal periods. The remaining required regulatory approval from the Rhode Island Division of Public Utilities and Carriers is proceeding as expected. The consummation of the transaction is not subject to a financing condition.

See Note 9 to the Financial Statements for additional information on the Narragansett SPA.

Use of Proceeds from the Sale of the U.K. Utility Business (All Registrants)

PPL announced its intent to use the proceeds from the sale of the U.K. utility business to acquire Narragansett Electric, as discussed above, further strengthen its balance sheet and enhance opportunities for growth. The announcement included plans to reduce outstanding debt, to repurchase shares and invest in incremental capital at PPL's utilities or in renewables.

To date, the following actions have been taken:

•PPL Capital Funding paid $3.876 billion to tender and/or redeem an aggregate total of $3.484 billion of outstanding debt during June and July of 2021, resulting in a loss on extinguishment of $73 million and $395 million for the three and nine months ended September 30, 2021. See "Long Term Debt" in Note 8 to the Financial Statements for additional information.
•PPL's Board of Directors authorized share repurchases of up to $3 billion of PPL common shares. PPL currently expects to repurchase $1 billion of shares by the end of 2021. During the three and nine months ended September 30, 2021, PPL repurchased 9.6 million shares at a cost of $282 million. From October 1 to October 31, 2021, PPL repurchased an additional 9.4 million shares at a cost of $269 million. See "Equity Securities" in Note 8 to the Financial Statements for additional information.
•PPL continues to develop its capital expenditure plans and currently is considering plans to invest at least $1 billion in additional regulated utility capital expenditures through 2025 needed to maintain and improve reliability and resiliency, to support modernization and to advance a sustainable energy future. Capital expenditure plans must be reviewed and approved by the Board of Directors, therefore, the amounts and dates noted are subject to change.

PPL will continue to evaluate the best use of proceeds to maximize shareowner value.

(PPL)

LKE Debt Redemption

On July 1, 2021, LKE redeemed, at par, its $250 million 4.375% Senior Notes due 2021 and on July 9, 2021, LKE filed a Form 15 with the SEC to suspend its duty to file reports under sections 13 and 15(d) of the Securities Exchange Act of 1934. As a result, beginning with the June 30, 2021 Form 10-Q, LKE was no longer reported as a Registrant.

U.K. Corporation Tax Rate Change

The U.K. Finance Act 2021, formally enacted on June 10, 2021, increased the U.K. corporation tax rate from 19% to 25%, effective April 1, 2023. The primary impact of the corporation tax rate increase was an increase in deferred tax liabilities of the U.K. utility business, which was sold on June 14, 2021, and a corresponding deferred tax expense of $383 million, which was recognized in continuing operations in the second quarter of 2021.

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

PPL Electric Transmission Formula Rate Return on Equity (PPL and PPL Electric)

On May 21, 2020, PP&L Industrial Customer Alliance (PPLICA) filed a complaint with the FERC alleging that PPL Electric's base return on equity (ROE) of 11.18% used to determine PPL Electric's formula transmission rate was unjust and unreasonable.
On August 20, 2021, PPL Electric entered into a settlement agreement (the "Settlement") with PPLICA and all other parties, including intervenors, with respect to the complaint filed by PPLICA on May 21, 2020.

The key aspects of the Settlement include:
•changes to PPL Electric’s base ROE:
◦beginning as of May 21, 2020 and continuing through May 31, 2022, the ROE shall be 9.90%;
◦beginning on June 1, 2022 and continuing through May 31, 2023, the ROE shall be 9.95%;
◦beginning on June 1, 2023, the ROE shall be 10.00%, which shall continue in effect unless and until changed as permitted by the terms of the Settlement;
•changes the equity component of PPL Electric’s capital structure to be the lower of (i) PPL Electric’s actual equity component, calculated in accordance with the formula rate template, or (ii) 56.00%;
•allows modification of the current rate year of June 1 to May 31 to a calendar year of January 1 to December 31; and
•allows modification of the current formula rate based on a historic test year to a projected test year.

Refunds will be paid by PPL Electric based on the difference between charges that were calculated using the ROE in effect at the time and reduced charges calculated using the ROE provided for in the Settlement, plus interest at the FERC interest rate. In the three and nine months ended September 30, 2021, PPL Electric recorded a revenue reserve of $13 million ($10 million after-tax) and $64 million ($46 million after-tax) representing revenue subject to refund for the period May 21, 2020 through September 30, 2021. The reserve recorded for the nine months ended September 30, 2021, includes $28 million ($20 million after-tax) related to the period from May 21, 2020 to December 31, 2020.

The impact of the lower ROE and formula rate modifications included in the Settlement, once fully-enacted beginning on June 1, 2023, is expected to reduce net income by $25 - $30 million on an annual basis. The Settlement is subject to review and action by the FERC, including approval, denial or modification. PPL Electric cannot predict the outcome of the FERC’s review of the Settlement.

While the FERC's review of the settlement is pending, on October 15, 2021, PPL Electric filed a request to the FERC Chief Administrative Law Judge for authorization to implement interim rates to reflect the agreed-to base ROE in the Settlement effective December 1, 2021. The requested interim settlement rates were accepted on October 20, 2021.

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

On June 30, 2021, the KPSC issued orders approving the proposed agreement filed in April 2021, with certain modifications. The orders provide for increases in annual revenues of $199 million ($73 million and $106 million in electricity revenues at LG&E and KU and $20 million in gas revenues at LG&E) based on an authorized return on equity of 9.425%. The order grants the requested authorized 9.35% return on equity for the ECR and GLT mechanisms and does not modify the requested one-year billing credit. The orders approve the CPCN to deploy Advanced Metering Infrastructure and provide regulatory asset treatment for the remaining net book value of legacy meters upon full implementation of the Advanced Metering Infrastructure program. The orders also approve the establishment of the RAR rider and accepted the four-year "stay-out". The orders, however, disallowed certain legal costs that were included in the settlement. On July 23, 2021, LG&E and KU filed motions for partial rehearing and clarification of the return on equity, the disallowed legal costs and certain other matters related to the KPSC's orders. On August 12, 2021, the KPSC granted rehearing and clarification of the disallowed legal costs and certain other matters and denied rehearing and clarification of the return on equity. On September 24, 2021, the KPSC issued orders providing adjustments to previous net metering proposals. These adjustments did not impact the previously ordered annual revenue increases. PPL, LG&E and KU cannot predict the outcome of the remaining issues subject to partial rehearing and clarification.

(KU)

On August 31, 2021, KU filed a request with the VSCC for an annual increase in Virginia base electricity rates of approximately $12 million. KU's request is based on an authorized 10.4% return on equity. Subject to regulatory review and approval, new rates would become effective June 1, 2022.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2021 with the same periods in 2020. The "Segment Earnings" and "Adjusted Gross Margins" discussions provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure.

(PPL Electric, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2021 with the same periods in 2020.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis, Segment Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2021	2020	$ Change	2021	2020	$ Change
Operating Revenues	$1,512	$1,400	$112	$4,298	$4,103	$195
Operating Expenses
Operation
Fuel	195	177	18	531	478	53
Energy purchases	167	136	31	524	470	54
Other operation and maintenance	393	346	47	1,164	1,054	110
Depreciation	274	257	17	810	762	48
Taxes, other than income	52	47	5	153	131	22
Total Operating Expenses	1,081	963	118	3,182	2,895	287
Other Income (Expense) - net	12	6	6	25	11	14
Interest Expense	183	161	22	810	479	331
Income (Loss) from Continuing Operations Before Income Taxes	260	282	(22)	331	740	(409)
Income Taxes	51	165	(114)	455	266	189
Income (Loss) from Continuing Operations After Income Taxes	209	117	92	(124)	474	(598)
Income (Loss) from Discontinued Operations (net of income taxes) (Note 9)	(2)	164	(166)	(1,490)	705	(2,195)
Net Income (Loss)	$207	$281	$(74)	$(1,614)	$1,179	$(2,793)

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
PPL Electric distribution price (a)	$13	$6
PPL Electric distribution volume (b)	—	19
PPL Electric PLR (c)	27	33
PPL Electric transmission formula rate (d)	1	(35)
LG&E retail rates (e)	22	22
LG&E volumes (f)	7	31
LG&E fuel and other energy prices (g)	7	23
LG&E economic relief billing credit, net of amortization of $6, $6	(6)	(6)
KU retail rates (e)	27	27
KU volumes (f)	4	38
KU fuel and other energy prices (g)	12	24
KU demand	2	8
KU economic relief billing credit, net of amortization of $0, $0	(3)	(3)
Other	(1)	8
Total	$112	$195

(a)The increases were primarily due to higher distribution rider prices.
(b)The increase for the nine months ended September 30, 2021 was primarily due to favorable customer usage.
(c)The increase for the three months ended September 30, 2021 was due to higher prices and favorable customer volumes, partially offset by unfavorable weather. The increase for the nine months ended September 30, 2021 was primarily due to favorable volumes, partially offset by higher customer shopping.
(d)The increase for the three months ended September 30, 2021 was primarily due to additional transmission capital investments and return of related depreciation expense, partially offset by a reserve recorded for a reduction in the transmission formula rate return on equity. The decrease for the nine months ended September 30, 2021 was primarily due to a reserve recorded for a reduction in the transmission formula rate return on equity and a lower PPL zonal peak load billing factor, partially offset by returns on additional transmission capital investments and return of related depreciation expense. See Note 7 to the Financial Statements for additional information on the transmission formula rate return on equity reserve.
(e)The increases were due to new base rates approved by the KPSC effective July 1, 2021.
(f)The increases were primarily due to favorable weather.

(g)The increases were primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs.

Fuel

Fuel increased $18 million for the three months ended September 30, 2021 compared with 2020, primarily due to a $3 million increase in commodity costs and a $2 million increase in volumes driven by higher off-system sales at LG&E and a $12 million increase in commodity costs at KU.

Fuel increased $53 million for the nine months ended September 30, 2021 compared with 2020, primarily due to an $11 million increase in volumes driven by weather and a $3 million increase in commodity costs at LG&E and a $20 million increase in commodity costs and an $18 million increase in volumes driven by weather at KU.

Energy Purchases

Energy purchases increased $31 million for the three months ended September 30, 2021 compared with 2020, primarily due to $19 million in higher PLR prices at PPL Electric and a $6 million increase at LG&E primarily due to an increase in commodity costs.

Energy purchases increased $54 million for the nine months ended September 30, 2021 compared with 2020, primarily due to higher PLR volumes of $20 million at PPL Electric, a $13 million increase in commodity costs and a $9 million increase in gas volumes driven by weather at LG&E.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Nine Months
PPL Electric canceled projects	$—	$(11)
PPL Electric bad debts	1	(8)
PPL Electric storm costs	14	18
PPL Electric universal service programs	5	9
PPL Electric inventory adjustments	1	6
LG&E plant operations and maintenance	—	4
LG&E gas distribution operations and maintenance	—	2
LG&E plant outages	2	2
KU plant operations and maintenance	—	8
KU distribution operations and maintenance	—	4
KU transmission operations and maintenance	1	4
KU plant outages	2	2
Solar panel impairment (Note 2)	—	37
Charges related to the sale of the U.K. utility business	—	8
Charges related to the acquisition of Narragansett Electric	11	14
Payroll-related	4	6
Other	6	5
Total	$47	$110

Depreciation

The increase in depreciation was due to:

	Three Months	Nine Months
Additions to PP&E, net	$7	$32
Depreciation rate change effective July 2021	5	5
Cost of removal and salvage amortization	3	9
Other	2	2
Total	$17	$48

Taxes, Other Than Income

The increase (decrease) in taxes, other than income was due to:

	Three Months	Nine Months
State gross receipts tax (a)	$—	$10
Domestic property tax expense	2	8
Other	3	4
Total	$5	$22

(a)     The increase was primarily due to a favorable settlement of 2008-2010 gross receipts tax assessments in 2020.

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net was due to:

	Three Months	Nine Months
Defined benefit plans - non-service credits (Note 10)	$5	$14
Interest income	6	9
Other	(5)	(9)
Total	$6	$14

Interest Expense

The increase (decrease) in interest expense was due to:

	Three Months	Nine Months
Loss on extinguishment of debt (Note 8)	$73	$395
Long-term debt	(44)	(50)
Other	(7)	(14)
Total	$22	$331

Income Taxes

The increase (decrease) in income taxes was due to:

	Three Months	Nine Months
Change in pre-tax income	$(3)	$(113)
Valuation allowance adjustments (a)	(2)	20
Impact of the U.K. Finance Acts on deferred tax balances (b)	(104)	282
Other	(5)	—
Total	$(114)	$189

(a)    In 2021, PPL recorded a $31 million state deferred tax benefit on a net operating loss and an offsetting valuation allowance in connection with the loss on extinguishment associated with a tender offer to purchase and retire PPL Capital Funding's outstanding Senior Notes. See Note 8 to the Financial Statements for additional information on the tender offer.
(b)The U.K. Finance Act 2020, formally enacted on July 22, 2020, cancelled the U.K. corporation tax rate reduction to 17%, thereby maintaining the corporation tax rate at 19% for financial years 2020 and 2021. The primary impact of the cancellation of the corporate tax rate reduction was an increase in deferred tax liabilities and a corresponding deferred tax expense of $102 million in the third quarter of 2020.

The U.K. Finance Act 2021, formally enacted on June 10, 2021, increased the U.K. corporation tax rate from 19% to 25%, effective April 1, 2023. The primary impact of the corporation tax rate increase was an increase in deferred tax liabilities of the U.K. utility business, which was sold on June 14, 2021, and a corresponding deferred tax expense of $383 million, which was recognized in continuing operations in the second quarter of 2021.

Income (Loss) from Discontinued Operations (net of income taxes)

Income (Loss) from discontinued operations (net of income taxes) decreased $166 million for the three months ended September 30, 2021 compared with 2020. The decrease was due to the completion of the sale of the U.K. utility business in the second quarter of 2021.

Income (Loss) from discontinued operations (net of income taxes) decreased $2,195 million for the nine months ended September 30, 2021 compared with 2020. The decrease was attributable primarily to a loss on sale of $1,609 million and an increase in income tax expense of $595 million in 2021.

See "Discontinued Operations" in Note 9 to the Financial Statements for summarized results of the operations of the U.K. utility business.

Segment Earnings

PPL's Net Income by reportable segment for the periods ended September 30 was as follows:

	Three Months			Nine Months
	2021	2020	$ Change	2021	2020	$ Change
Kentucky Regulated	$159	$129	$30	$389	$330	$59
Pennsylvania Regulated	126	135	(9)	335	371	(36)
Corporate and Other (a)(b)	(76)	(147)	71	(848)	(227)	(621)
Discontinued Operations (c)	(2)	164	(166)	(1,490)	705	(2,195)
Net Income	$207	$281	$(74)	$(1,614)	$1,179	$(2,793)

(a)Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results.
(b)The amounts for the periods ended September 30, 2020 have been adjusted for certain costs that were previously included in the U.K. Regulated segment.
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
• Significant losses on early extinguishment of debt.
• Other charges or credits that are, in management's view, non-recurring or otherwise not reflective of the company's ongoing operations.

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended September 30 were as follows:

	Three Months			Nine Months
	2021	2020	$ Change	2021	2020	$ Change
Kentucky Regulated	$159	$129	$30	$385	$334	$51
Pennsylvania Regulated	126	136	(10)	355	372	(17)
Corporate and Other (a)	(8)	(37)	29	(97)	(113)	16
Earnings from Ongoing Operations	$277	$228	$49	$643	$593	$50

(a)The amounts for the periods ended September 30, 2020 have been adjusted for certain costs that were previously included in the U.K. Regulated segment.

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of the regulated electricity generation, transmission and distribution operations conducted by LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results.

	Three Months			Nine Months
	2021	2020	$ Change	2021	2020	$ Change
Operating revenues	$879	$806	$73	$2,505	$2,331	$174
Fuel	195	177	18	531	478	53
Energy purchases	24	18	6	122	97	25
Other operation and maintenance	219	205	14	654	616	38
Depreciation	166	152	14	480	452	28
Taxes, other than income	22	21	1	65	57	8
Total operating expenses	626	573	53	1,852	1,700	152
Other Income (Expense) - net	1	1	—	7	3	4
Interest Expense	48	56	(8)	149	172	(23)
Interest Expense with Affiliate (a)	14	20	(6)	39	56	(17)
Income Taxes	33	29	4	83	76	7
Net Income	159	129	30	389	330	59
Less: Special Items	—	—	—	4	(4)	8
Earnings from Ongoing Operations	$159	$129	$30	$385	$334	$51

(a)Borrowings between LKE and PPL were $2,015 million and $1,451 million as of September 30, 2021 and December 31, 2020.

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2021	2020	2021	2020
Valuation allowance adjustment (a)	Income Taxes	$—	$—	$4	$—
COVID-19 impact, net of tax of $0, $0, $0, $1 (b)	Other operation and maintenance	—	—	—	(4)
Total Special Items		$—	$—	$4	$(4)

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

	Three Months	Nine Months
Kentucky Adjusted Gross Margins	$79	$112
Other operation and maintenance	(17)	(38)
Depreciation	(41)	(49)
Taxes, other than income	(1)	(8)
Other Income (Expense) - net	—	4
Interest Expense	8	23
Interest Expense with Affiliate	6	17
Income Taxes	(4)	(10)
Earnings from Ongoing Operations	30	51
Special items, after-tax	—	8
Net Income	$30	$59

•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Kentucky Adjusted Gross Margins.

•Higher other operation and maintenance expense for the three month period primarily due to a $4 million increase in plant outage expenses and a $3 million increase due to certain ECR expenses transferred to base rates as a result of the 2020 Kentucky rate case and various support costs and other items that were not individually significant.

•Higher other operation and maintenance expense for the nine month period primarily due to a $13 million increase in administrative and general expenses, an $8 million increase in plant operations and maintenance, a $4 million increase in plant outage expenses, a $3 million increase due to certain ECR and GLT expenses transferred to base rates as a result of the 2020 Kentucky rate case and various support costs and other items that were not individually significant.

•Higher depreciation expense for the three month period due to a $30 million increase related to certain ECR and GLT depreciation expenses transferred to base rates as a result of the 2020 Kentucky rate case, a $7 million increase due to additional assets placed into service, net of retirements and a $4 million increase due to higher depreciation rates, effective July 1, 2021.

•Higher depreciation expense for the nine month period due to a $30 million increase related to certain ECR and GLT depreciation expenses transferred to base rates as a result of the 2020 Kentucky rate case, a $15 million increase due to additional assets placed into service, net of retirements and a $4 million increase due to higher depreciation rates, effective July 1, 2021.

•Lower interest expense, inclusive of affiliate interest, for the three month period primarily due to interest costs allocated to the Kentucky Regulated segment in 2020 that were not allocated in 2021.

•Lower interest expense, inclusive of affiliate interest, for the nine month period primarily due to $31 million of interest costs allocated to the Kentucky regulated segment in 2020 that were not allocated in 2021 and a $7 million decrease due to lower interest rates.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results.

	Three Months			Nine Months
	2021	2020	$ Change	2021	2020	$ Change
Operating revenues	$627	$586	$41	$1,769	$1,748	$21
Energy purchases	143	118	25	402	373	29
Other operation and maintenance	147	122	25	400	388	12
Depreciation	105	102	3	322	301	21
Taxes, other than income	30	30	—	88	78	10
Total operating expenses	425	372	53	1,212	1,140	72
Other Income (Expense) - net	8	8	—	18	17	1
Interest Expense	39	44	(5)	124	130	(6)
Income Taxes	45	43	2	116	124	(8)
Net Income	126	135	(9)	335	371	(36)
Less: Special Item	—	(1)	1	(20)	(1)	(19)
Earnings from Ongoing Operations	$126	$136	$(10)	$355	$372	$(17)

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2021	2020	2021	2020
Transmission formula rate return on equity reserve, net of tax of $0, $0, $8, $0 (a)	Operating revenues	$—	$—	$(20)	$—
COVID impact, net of tax of $0, $0, $0, $0 (b)	Other operation and maintenance	—	(1)	—	(1)
Total Special Items		$—	$(1)	$(20)	$(1)

(a) Represents the portion of the reserve recognized in the September 30, 2021 Statements of Income related to the period from May 21, 2020 through December 31, 2020. See Note 7 to the Financial Statements for additional information.
(b) Incremental costs for outside services, personal protective equipment and other safety related actions associated with the COVID-19 pandemic.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Pennsylvania Adjusted Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line items.

	Three Months	Nine Months
Pennsylvania Adjusted Gross Margins	$4	$(7)
Other operation and maintenance	(13)	4
Depreciation	(4)	(15)
Taxes, other than income	1	(6)
Other Income (Expense) - net	—	1
Interest Expense	5	6
Income Taxes	(3)	—
Earnings from Ongoing Operations	(10)	(17)
Special Item, after tax	1	(19)
Net Income	$(9)	$(36)

•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Pennsylvania Adjusted Gross Margins.

•Higher other operation and maintenance expense for the three month period primarily due to higher Corporate support costs of $7 million and higher nonrecoverable storm costs of $5 million.

•Lower other operation and maintenance expense for the nine month period primarily due to lower canceled project write-offs of $11 million and lower bad debt expense of $8 million, partially offset by higher nonrecoverable storm costs of $6 million and higher inventory adjustments of $6 million.

•Higher depreciation expense for the nine month period primarily due to higher cost of removal and salvage amortization of $9 million and additional assets placed in service, net of retirements of $7 million.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended September 30.

	2021 Three Months
	KY Regulated	PA Regulated	Corporate and Other	Discontinued Operations (a)	Total
Net Income	$159	$126	$(76)	$(2)	$207
Less: Special Item (expense) benefit:
Income (loss) from Discontinued Operations (a)	—	—	—	(2)	(2)
Talen litigation costs, net of tax of $1 (b)	—	—	(1)	—	(1)
Strategic corporate initiatives, net of tax of $0 (c)	—	—	(1)	—	(1)
Acquisition integration, net of tax of $3 (e)	—	—	(9)	—	(9)
Loss on early extinguishment of debt, net of tax of $16 (h)	—	—	(57)	—	(57)
Total Special Items	—	—	(68)	(2)	(70)
Earnings from Ongoing Operations	$159	$126	$(8)	$—	$277

	2020 Three Months
	KY Regulated	PA Regulated	Corporate and Other (i)	Discontinued Operations (a)	Total
Net Income	$129	$135	$(147)	$164	$281
Less: Special Item (expense) benefit:
Income (loss) from Discontinued Operations (a)	—	—	—	164	164
Talen litigation costs, net of tax of $1 (b)	—	—	(2)	—	(2)
COVID-19 impact, net of tax of $0, $0, $0	—	(1)	(1)	—	(2)
Strategic corporate initiatives, net of tax of $2 (c)	—	—	(5)	—	(5)
U.K. tax rate change (f)	—	—	(102)	—	(102)
Total Special Items	—	(1)	(110)	164	53
Earnings from Ongoing Operations	$129	$136	$(37)	$—	$228

	2021 Nine Months
	KY Regulated	PA Regulated	Corporate and Other	Discontinued Operations (a)	Total
Net Income	$389	$335	$(848)	$(1,490)	$(1,614)
Less: Special Items (expense) benefit:
Income (loss) from Discontinued Operations (a)	—	—	—	(1,494)	(1,494)
Talen litigation costs, net of tax of $3 (b)	—	—	(10)	—	(10)
Strategic corporate initiatives, net of tax of $1 (c)	—	—	(3)	—	(3)
Valuation allowance adjustment (d)	4	—	(4)	4	4
Transmission formula rate return on equity reserve, net of tax of $8	—	(20)	—	—	(20)
Acquisition integration, net of tax of $4 (e)	—	—	(11)	—	(11)
U.K. tax rate change (f)	—	—	(383)	—	(383)
Solar panel impairment, net of tax of $9 (g)	—	—	(28)	—	(28)
Loss on early extinguishment of debt, net of tax of $83 (h)	—	—	(312)	—	(312)
Total Special Items	4	(20)	(751)	(1,490)	(2,257)
Earnings from Ongoing Operations	$385	$355	$(97)	$—	$643

	2020 Nine Months
	KY Regulated	PA Regulated	Corporate and Other (i)	Discontinued Operations (a)	Total
Net Income	$330	$371	$(227)	$705	$1,179
Less: Special Items (expense) benefit:
Income (loss) from Discontinued Operations (a)	—	—	—	705	705
Talen litigation costs, net of tax of $2 (b)	—	—	(6)	—	(6)
COVID-19 impact, net of tax of $1, $0, $0	(4)	(1)	(1)	—	(6)
Strategic corporate initiatives, net of tax of $2 (c)	—	—	(5)	—	(5)
U.K. tax rate change (f)	—	—	(102)	—	(102)
Total Special Items	(4)	(1)	(114)	705	586
Earnings from Ongoing Operations	$334	$372	$(113)	$—	$593

(a)See Note 9 to the Financial Statements for additional information.
(b)PPL incurred legal expenses related to litigation with its former affiliate, Talen Montana. See Note 11 to the Financial Statements for additional information.
(c)Costs related to the sale of the U.K. utility business.
(d)Adjustment of valuation allowances related to certain tax credits recorded in 2017 as a result of the TCJA.
(e)Costs related to the integration of Narragansett Electric. See Note 9 to the Financial Statements for additional information.
(f)Impact of the U.K. Finance Acts on deferred federal and state income taxes. See Note 6 to the Financial Statements for additional information.
(g)See Note 2 to the Financial Statements for additional information.
(h)See Note 8 to the Financial Statements for additional information.
(i)The amounts for the periods ended September 30, 2020 have been adjusted for certain costs that were previously included in the U.K. Regulated segment.

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

Changes in Adjusted Gross Margins

The following table shows Adjusted Gross Margins by PPL's reportable segment and by component, as applicable for the periods ended September 30 as well as the change between periods. The factors that gave rise to the changes are described following the table.

	Three Months			Nine Months
	2021	2020	$ Change	2021	2020	$ Change
Kentucky Regulated
Kentucky Adjusted Gross Margins	$625	$546	$79	$1,684	$1,572	$112

Pennsylvania Regulated
Pennsylvania Adjusted Gross Margins
Distribution	$228	$225	$3	$686	$685	$1
Transmission	180	179	1	495	503	(8)
Total Pennsylvania Adjusted Gross Margins	$408	$404	$4	$1,181	$1,188	$(7)

Kentucky Adjusted Gross Margins

Kentucky Adjusted Gross Margins increased for the three months ended September 30, 2021 compared with 2020, primarily due to higher base rates of $49 million and environmental and gas cost recoveries added to base rates of $33 million, partially offset by $9 million of lower adjusted gross margins as a result of the economic relief billing credit.

Kentucky Adjusted Gross Margins increased for the nine months ended September 30, 2021 compared with 2020, primarily due to higher base rates of $49 million, environmental and gas cost recoveries added to base rates of $33 million, $26 million of higher sales volumes primarily due to weather, and $9 million of higher commercial and industrial demand primarily due to the impacts of COVID-19 in 2020, partially offset by $9 million of lower adjusted gross margins as a result of the economic relief billing credit.

The increase in base rates was the result of new rates approved by the KPSC effective July 1, 2021. The environmental and gas cost recoveries added to base rates were the result of the transfer of certain ECR and GLT expenses into base rates as a result of the 2020 Kentucky rate case. This transfer results in depreciation and other operation and maintenance expenses associated with the ECR and GLT programs being excluded from margins in the second half of 2021, while the recovery of such costs remain in Kentucky Gross Margins through base rates.

Pennsylvania Adjusted Gross Margins

Distribution

Distribution Adjusted Gross Margins increased for the three months ended September 30, 2021 compared with 2020. Higher sales volumes of $8 million were partially offset by unfavorable weather of $7 million.

Distribution Adjusted Gross Margins increased for the nine months ended September 30, 2021 compared with 2020, primarily due to $13 million of higher sales volumes, partially offset by $8 million of lower returns on distribution system improvement capital investments.

Transmission

Transmission Adjusted Gross Margins increased for the three months ended September 30, 2021 compared with 2020, primarily due to $5 million of returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability and $5 million return of related depreciation expense. Offsetting these favorable items was a $13 million decrease due to a reserve recorded for a reduction in the transmission formula rate return on equity. See Note 7 to the Financial Statements for additional information on the transmission formula rate return on equity reserve.

Transmission Adjusted Gross Margins decreased for the nine months ended September 30, 2021 compared with 2020, primarily due to a $28 million decrease as a result of a lower PPL zonal peak load billing factor and a $36 million decrease due to a reserve recorded for a reduction in the transmission formula rate return on equity. Partially offsetting these unfavorable items was $39 million of returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability and $15 million return of related depreciation expense. See Note 7 to the Financial Statements for additional information on the transmission formula rate return on equity reserve.

Reconciliation of Adjusted Gross Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended September 30.

	2021 Three Months
	Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$879	$628	$5	$1,512
Operating Expenses
Fuel	195	—	—	195
Energy purchases	24	143	—	167
Other operation and maintenance	22	35	336	393
Depreciation	12	12	250	274
Taxes, other than income	1	30	21	52
Total Operating Expenses	254	220	607	1,081
Total	$625	$408	$(602)	$431

	2020 Three Months
	Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$806	$586	$8	$1,400
Operating Expenses
Fuel	177	—	—	177
Energy purchases	18	118	—	136
Other operation and maintenance	25	23	298	346
Depreciation	39	13	205	257
Taxes, other than income	1	28	18	47
Total Operating Expenses	260	182	521	963
Total	$546	$404	$(513)	$437

	2021 Nine Months
	Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$2,505	$1,797	$(4)	$4,298
Operating Expenses
Fuel	531	—	—	531
Energy purchases	122	402	—	524
Other operation and maintenance	71	86	1,007	1,164
Depreciation	93	44	673	810
Taxes, other than income	4	84	65	153
Total Operating Expenses	821	616	1,745	3,182
Total	$1,684	$1,181	$(1,749)	$1,116

	2020 Nine Months
	Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$2,331	$1,748	$24	$4,103
Operating Expenses
Fuel	478	—	—	478
Energy purchases	97	373	—	470
Other operation and maintenance	66	69	919	1,054
Depreciation	114	38	610	762
Taxes, other than income	4	80	47	131
Total Operating Expenses	759	560	1,576	2,895
Total	$1,572	$1,188	$(1,552)	$1,208

(a)Represents amounts excluded from Adjusted Gross Margins.
(b)As reported on the Statements of Income.

PPL Electric: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2021	2020	$ Change	2021	2020	$ Change
Operating Revenues	$627	$586	$41	$1,769	$1,748	$21
Operating Expenses
Operation
Energy purchases	143	118	25	402	373	29
Other operation and maintenance	147	122	25	400	388	12
Depreciation	105	102	3	322	301	21
Taxes, other than income	30	30	—	88	78	10
Total Operating Expenses	425	372	53	1,212	1,140	72
Other Income (Expense) - net	6	7	(1)	16	15	1
Interest Income from Affiliate	2	1	1	2	2	—
Interest Expense	39	44	(5)	124	130	(6)
Income Taxes	45	44	1	116	125	(9)
Net Income	$126	$134	$(8)	$335	$370	$(35)

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
Distribution price (a)	$13	$6
Distribution volume (b)	—	19
PLR (c)	27	33
Transmission formula rate (d)	1	(35)
Other	—	(2)
Total	$41	$21

(a)The increases were primarily due to higher distribution rider prices.
(b)The increase for the nine months ended September 30, 2021 was primarily due to favorable customer usage.
(c)The increase for the three months ended September 30, 2021 was due to higher prices and favorable customer volumes, partially offset by unfavorable weather. The increase for the nine months ended September 30, 2021 was primarily due to favorable volumes, partially offset by higher customer shopping.
(d)The increase for the three months ended September 30, 2021 was primarily due to additional transmission capital investments and return of related depreciation expense, partially offset by a reserve recorded for a reduction in the transmission formula rate return on equity. The decrease for the nine months ended September 30, 2021 was primarily due to a reserve recorded for a reduction in the transmission formula rate return on equity and a lower

PPL zonal peak load billing factor, partially offset by returns on additional transmission capital investments and return of related depreciation expense. See Note 7 to the Financial Statements for additional information on the transmission formula rate return on equity reserve.

Energy Purchases

Energy purchases increased $25 million for the three months ended September 30, 2021 compared with 2020, primarily due to higher PLR prices of $19 million.

Energy purchases increased $29 million for the nine months ended September 30, 2021 compared with 2020, primarily due to higher PLR volumes of $20 million and higher PLR prices of $4 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Nine Months
Storm costs	$14	$18
Universal service programs	5	9
Inventory adjustments	1	6
Support costs	7	2
Bad debts	1	(8)
Canceled projects	—	(11)
Other	(3)	(4)
Total	$25	$12

Depreciation

The increase in depreciation was due to:

	Three Months	Nine Months
Additions of PP&E, net	$—	$12
Cost of removal and salvage amortization	3	9
Total	$3	$21

LG&E: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2021	2020	$ Change	2021	2020	$ Change
Operating Revenues
Retail and wholesale	$393	$362	$31	$1,147	$1,075	$72
Electric revenue from affiliate	2	1	1	18	17	1
Total Operating Revenues	395	363	32	1,165	1,092	73
Operating Expenses
Operation
Fuel	70	64	6	203	188	15
Energy purchases	19	13	6	108	83	25
Energy purchases from affiliate	8	8	—	16	16	—
Other operation and maintenance	97	93	4	290	277	13
Depreciation	72	64	8	206	193	13
Taxes, other than income	12	11	1	34	30	4
Total Operating Expenses	278	253	25	857	787	70
Other Income (Expense) - net	2	(1)	3	3	(1)	4
Interest Expense	20	22	(2)	61	66	(5)
Income Taxes	17	16	1	48	47	1
Net Income	$82	$71	$11	$202	$191	$11

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
Volumes (a)	$7	$30
Fuel and other energy prices (b)	7	23
Retail rates (c)	22	22
Economic relief billing credit, net of amortization of $6, $6	(6)	(6)
Other	2	4
Total	$32	$73

(a) The increases were primarily due to favorable weather.
(b) The increases were primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs.
(c) The increases were due to new base rates approved by the KPSC effective July 1, 2021.

Fuel

Fuel increased $6 million for the three months ended September 30, 2021 compared with 2020, primarily due to a $3 million increase in commodity costs and a $2 million increase in volumes driven by higher off-system sales.

Fuel increased $15 million for the nine months ended September 30, 2021 compared with 2020, primarily due to an $11 million increase in volumes driven by weather and a $3 million increase in commodity costs.

Energy Purchases

Energy purchases increased $6 million for the three months ended September 30, 2021 compared with 2020, primarily due to an increase in commodity costs.

Energy purchases increased $25 million for the nine months ended September 30, 2021 compared with 2020, primarily due to a $13 million increase in commodity costs and a $9 million increase in gas volumes driven by weather.

Other Operation and Maintenance

The increase in other operation and maintenance was due to:

	Three Months	Nine Months
Plant operations and maintenance	$—	$4
Gas distribution operations and maintenance	—	2
Plant outages	2	2
Other	2	5
Total	$4	$13

Depreciation

Depreciation increased $8 million for the three months ended September 30, 2021 compared with 2020, primarily due to a $4 million increase driven by additional assets placed into service, net of retirements, and a $3 million increase driven by higher depreciation rates effective July 1, 2021.

Depreciation increased $13 million for the nine months ended September 30, 2021 compared with 2020, primarily due to a $9 million increase driven by additional assets placed into service, net of retirements, and a $3 million increase driven by higher depreciation rates effective July 1, 2021.

KU: Statement of Income Analysis

Statement of Income Analysis
Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2021	2020	$ Change	2021	2020	$ Change
Operating Revenues
Retail and wholesale	$486	$444	$42	$1,358	$1,256	$102
Electric revenue from affiliate	8	8	—	16	16	—
Total Operating Revenues	494	452	42	1,374	1,272	102
Operating Expenses
Operation
Fuel	125	113	12	328	290	38
Energy purchases	5	5	—	14	14	—
Energy purchases from affiliate	2	1	1	18	17	1
Other operation and maintenance	110	105	5	336	316	20
Depreciation	94	88	6	273	258	15
Taxes, other than income	10	10	—	31	27	4
Total Operating Expenses	346	322	24	1,000	922	78
Other Income (Expense) - net	1	1	—	5	2	3
Interest Expense	27	28	(1)	81	85	(4)
Income Taxes	23	19	4	57	50	7
Net Income	$99	$84	$15	$241	$217	$24

Operating Revenues

The increase in operating revenues was due to:

	Three Months	Nine Months
Volumes (a)	$4	$36
Retail rates (b)	27	27
Fuel and other energy prices (c)	12	24
Demand	2	8
Economic relief billing credit, net of amortization of $0, $0	(3)	(3)
Other	—	10
Total	$42	$102

(a)The increases were primarily due to favorable weather.
(b)The increases were due to new base rates approved by the KPSC effective July 1, 2021.
(c)The increases were primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs.

Fuel

Fuel increased $12 million for the three months ended September 30, 2021 compared with 2020, primarily due to an increase in commodity costs.

Fuel increased $38 million for the nine months ended September 30, 2021 compared with 2020, primarily due to a $20 million increase in commodity costs and an $18 million increase in volumes driven by weather.

Other Operation and Maintenance

The increase in other operation and maintenance was due to:

	Three Months	Nine Months
Plant operations and maintenance	$—	$8
Distribution operations and maintenance	—	4
Transmission operations and maintenance	1	4
Plant outages	2	2
Other	2	2
Total	$5	$20

Depreciation

Depreciation increased $6 million for the three months ended September 30, 2021 compared with 2020, primarily due to a $3 million increase driven by additional assets placed into service, net of retirements, and a $2 million increase driven by higher depreciation rates effective July 1, 2021.

Depreciation increased $15 million for the nine months ended September 30, 2021 compared with 2020, primarily due to an $11 million increase driven by additional assets placed into service, net of retirements, and a $2 million increase driven by higher depreciation rates effective July 1, 2021.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL	PPL Electric	LG&E	KU
September 30, 2021
Cash and cash equivalents	$4,767	$59	$5	$8
Short-term debt	—	—	—	—
Long-term debt due within one year	474	474	—	—
Notes payable to affiliates		—	284	208

December 31, 2020
Cash and cash equivalents	$442	$40	$7	$22
Short-term debt	1,168	—	262	203
Long-term debt due within one year	1,074	400	292	132
Notes payable to affiliates		—	—	—

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

	PPL	PPL Electric	LG&E	KU
2021
Operating activities	$1,252	$704	$412	$504
Investing activities	9,078	(1,256)	(339)	(396)
Financing activities	(6,370)	571	(75)	(122)
2020
Operating activities	$1,579	$656	$419	$446
Investing activities	(1,690)	(844)	(329)	(378)
Financing activities	(83)	(48)	(95)	(65)
Change - Cash Provided (Used)
Operating activities	$(327)	$48	$(7)	$58
Investing activities	10,768	(412)	(10)	(18)
Financing activities	(6,287)	619	20	(57)

Operating Activities

The components of the change in cash provided by (used in) operating activities for the nine months ended September 30, 2021 compared with 2020 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Net income	$(598)	$(35)	$11	$24
Non-cash components	331	—	9	(8)
Working capital	(41)	102	(2)	26
Defined benefit plan funding	20	—	3	—
Other operating activities	(39)	(19)	(28)	16
Total	$(327)	$48	$(7)	$58

(PPL)

PPL's cash provided by operating activities in 2021 decreased $327 million compared with 2020.
•Net income decreased $598 million between the periods and included an increase in non-cash charges of $331 million. The increase in non-cash charges was primarily due to the loss on extinguishment of debt and the impairment of solar panels, partially offset by a decrease in deferred income taxes and investment tax credits.

•The $41 million decrease in cash from changes in working capital was primarily due to a decrease in unbilled revenues, a decrease in taxes payable, and a decrease in accrued interest, partially offset by an increase in regulatory liabilities (primarily due to PPL Electric's transmission formula rate return on equity reserve and the timing of rate recovery mechanisms).

(PPL Electric)

PPL Electric's cash provided by operating activities in 2021 increased $48 million compared with 2020.
•Net income decreased $35 million between the periods.

•The $102 million increase in cash from changes in working capital was primarily due to an increase in regulatory liabilities (primarily due to the transmission formula rate return on equity reserve and the timing of rate recovery mechanisms) and a decrease in materials and supplies (primarily due to a decrease in transmission capital projects material), partially offset by a decrease in accounts payable (primarily due to timing of payments).

•The $19 million decrease in cash provided by other operating activities was driven primarily by a decrease in accrued pension obligations.

(LG&E)

LG&E's cash provided by operating activities in 2021 decreased $7 million compared with 2020.
•Net income increased $11 million between the periods and included an increase in non-cash components of $9 million. The increase in non-cash components was driven by an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements and higher depreciation rates effective July 1, 2021).

•The decrease in cash from changes in working capital was due to an increase in net regulatory assets (primarily due to the timing of rate recovery mechanisms), an increase in fuels, materials and supplies (primarily due to higher commodity costs) and an increase in accounts receivable from affiliates (primarily due to timing of payments), partially offset by an increase in accounts payable (primarily due to timing of payments).

•The decrease in cash provided by other operating activities was driven by a decrease in other liabilities (primarily related to regulatory liabilities).

(KU)

KU's cash provided by operating activities in 2021 increased $58 million compared with 2020.
•Net income increased $24 million between the periods and included a decrease in non-cash components of $8 million. The decrease in non-cash components was driven by a decrease in deferred income tax expense (primarily related to book versus tax plant timing differences), partially offset by an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements and higher depreciation rates effective July 1, 2021).

•The increase in cash from changes in working capital was primarily due to a decrease in accounts receivable (primarily due to the impacts of COVID-19) and an increase in accounts payable to affiliates (primarily due to timing of payments).

•The increase in cash provided by other operating activities was driven primarily by a decrease in ARO expenditures.

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities for the nine months ended September 30, 2021 compared with 2020 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Expenditures for PP&E	$230	$160	$(10)	$(19)
Proceeds from sale of discontinued operations, net of cash divested	10,560	—	—	—
Notes receivable from affiliate	—	(575)	—	—
Other investing activities	(22)	3	—	1
Total	$10,768	$(412)	$(10)	$(18)

For PPL, the decrease in expenditures for PP&E was due to lower project expenditures at PPL Electric and Safari Energy, partially offset by an increase in expenditures at LG&E and KU. The decrease in expenditures at PPL Electric was primarily due to timing differences on capital spending projects related to the ongoing efforts to improve reliability and replace aging infrastructure. The decrease in expenditures at Safari Energy was primarily due to timing differences on capital spending projects. The increase in expenditures at LG&E and KU was primarily due to higher spending on ELG projects.

For PPL, on June 14, 2021, the sale of the U.K. utility business was completed. The transaction resulted in cash proceeds of $10,732 million inclusive of foreign currency hedges executed by PPL. See Note 9 to the Financial Statements for additional information.

For PPL Electric, the changes in "Notes receivable from affiliate" activity resulted from the funding of $575 million to an affiliate for general corporate purposes. See Note 12 to the Financial Statements for further discussion of intercompany borrowings.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the nine months ended September 30, 2021 compared with 2020 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$(4,579)	$250	$—	$2
Proceeds from project financing	(131)	—	—	—
Stock issuances/redemptions, net	(27)	—	—	—
Dividends	(5)	72	(24)	(41)
Purchase of treasury stock	(282)	—	—	—
Capital contributions/distributions, net	—	580	(9)	(38)
Issuance of term loan	(300)	—	—	—
Retirement of term loan	(300)	—	—	—
Change in short-term debt, net	(582)	(280)	(189)	(160)
Retirement of commercial paper	(73)	—	(41)	(32)
Net increase in notes payable with affiliate	—	—	284	208
Other financing activities	(8)	(3)	(1)	4
Total	$(6,287)	$619	$20	$(57)

See Note 8 to the Financial Statements in this Form 10-Q for information on 2021 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 8 to the Financial Statements in the Registrants' 2020 Form 10-K for information on 2020 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At September 30, 2021, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

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

See Note 8 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LG&E and KU)

	Committed Capacity	Borrowed	Commercial Paper Program Capacity	Unused Capacity
LG&E Money Pool (a)	$750	$284	$425	$41
KU Money Pool (a)	650	208	350	92

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

Commercial Paper (All Registrants)

The Registrants maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facility. The following commercial paper programs were in place at September 30, 2021:

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

(PPL)

Equity Securities Activities

Share Repurchase

In August 2021, PPL's Board of Directors authorized share repurchases of up to $3 billion of PPL common shares. PPL currently expects to repurchase approximately $1 billion by the end of 2021. The actual amount repurchased will depend on various factors, including PPL’s share price, market conditions, and the determination of other uses for the proceeds from the sale of the U.K. utility business, including for incremental capital expenditures. PPL may purchase shares on each trading day subject to market conditions and principles of best execution.

During the three and nine months ended September 30, 2021, PPL repurchased 9.6 million shares at a cost of $282 million.

From October 1 to October 31, 2021, PPL repurchased an additional 9.4 million shares at a cost of $269 million.

Commission fees incurred, which have been included in the cost of repurchases above, were insignificant through October 31, 2021.

See Note 8 to the Financial Statements for information regarding the Registrants’ equity securities activities.

ATM

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program, including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the nine months ended September 30, 2021. The ATM program expired in February 2021.

Common Stock Dividends

In August 2021, PPL declared a quarterly common stock dividend, payable October 1, 2021, of 41.5 cents per share (equivalent to $1.66 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

In August 2021, Moody's and S&P assigned ratings of A1 and A to the County of Trimble, Kentucky's $28 million 0.625% Pollution Control Revenue Bonds, 2001 Series A, due 2026, previously issued on behalf of LG&E. The bonds were remarketed September 1, 2021.

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

Ratings Triggers

(PPL, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, and interest rate instruments, contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 15 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL and LG&E for derivative contracts in a net liability position at September 30, 2021.

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

The following interest rate hedges were outstanding at September 30, 2021.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL
Economic hedges
Interest rate swaps (c)	$64	$(19)	$(1)	2033
LG&E
Economic hedges
Interest rate swaps (c)	64	(19)	(1)	2033

(a)Includes accrued interest, if applicable.
(b)Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability. Sensitivities represent a 10% adverse movement in interest rates.
(c)Realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in the fair value of these derivatives are included in regulatory assets or regulatory liabilities.

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at September 30, 2021 was insignificant for PPL, PPL Electric, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at September 30, 2021 is shown below.

10% Adverse Movement in Rates
PPL	$390
PPL Electric	164
LG&E	73
KU	113

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

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. The impact of foreign currency translation is recorded in AOCI. Changes in this exchange rate resulted in a pre-tax foreign currency translation gain of $495 million for the nine months ended September 30, 2021, which primarily reflected a $856 million increase to PP&E, a $151 million increase to goodwill and a $36 million increase to other net assets, partially offset by a $467 million increase to long-term debt, a $61 million increase to deferred income taxes and a $20 million increase to long term debt due within one year. Changes in this exchange rate resulted in a pre-tax foreign currency translation gain of $292 million for the nine months ended September 30, 2020, which primarily reflected a $477 million increase to PP&E, a $85 million increase to goodwill a $46 million increase to other net assets, partially offset by a $229 million increase to long-term debt and a $48 million increase to long term debt due within one year, and a $39 million increase to deferred income taxes.

As a result of the sale of the U.K. utility business on June 14, 2021, accumulated foreign currency translation losses of $786 million were removed from PPL’s Balance Sheets and realized as a component of “Income (Loss) from Discontinued Operations (net of income taxes)” on PPL’s Statements of Income (Loss) for the nine months ended June 30, 2021. See Note 9 to the Financial Statements for additional information.

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

PPL, LG&E, and KU are unable to predict future emission reductions that may be required by future federal rules or state implementation actions. Compliance with the NAAQS, CSAPR and related requirements may require installation of additional pollution controls or other compliance actions, inclusive of retirements, the costs of which PPL, LG&E and KU believe would be subject to rate recovery.

Climate Change (All Registrants)

The Biden administration is undertaking wide-ranging efforts to address climate change. Recent government actions and policy developments, including the President’s announced goal of a carbon free electricity sector by 2035, could have far-reaching impacts on PPL’s business operations, products, and services. All of these developments, including the Build Back Better Agenda with a green power incentive and penalty structure, are preliminary or ongoing in nature and the Registrants cannot predict their final outcome or ultimate impact on operations.

New Accounting Guidance (All Registrants)

There has been no new accounting guidance adopted in 2021 and there is no new significant accounting guidance pending adoption as of September 30, 2021.

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

Income Taxes (PPL)

Significant management judgment is required in developing the Registrants' provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken on tax returns, valuation allowances on deferred tax assets, as well as whether the undistributed earnings of WPD were considered indefinitely reinvested.

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

In light of the sale of PPL's U.K. utility business, indefinite reinvestment is no longer relevant. As such, PPL realized the outside book-tax basis difference in those assets. Accordingly, in June 2021, a current tax liability was recorded reflecting the estimated tax cost associated with the realization of that basis difference.

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
Louisville Gas and Electric Company
Kentucky Utilities Company

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management" in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4. Controls and Procedures

Although the COVID-19 pandemic prompted the Registrants to make certain procedural adjustments to accommodate an increased remote workforce, PPL’s accounting and reporting systems and functions were well prepared to perform necessary accounting and reporting activities as of September 30, 2021 and to maintain the effectiveness of its disclosure controls and procedures and internal control over financial reporting.

(a) Evaluation of disclosure controls and procedures.

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2021, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the third quarter of 2021 see:

•"Item 3. Legal Proceedings" in each Registrant's 2020 Form 10-K; and
•Notes 6, 7 and 11 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the Registrants' 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of PPL Corporation Equity Securities by the Issuer and Affiliated Purchasers (PPL)

The following table provides information about PPL's purchases of equity securities that are registered by PPL Corporation pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended September 30, 2021:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (a)
July 1 to July 31, 2021	—	$—	—	$—
August 1 to August 31, 2021	2,710,711	29.22	2,710,711	2,920,781,525
September 1 to September 30, 2021	8,046,246	29.16	8,046,246	2,686,179,221
Total (b)	10,756,957	$29.17	10,756,957	$2,686,179,221

(a)PPL Corporation's Board of Directors approved a share repurchase plan in August 2021. See "Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial and Operational Developments - Use of Proceeds from the Sale of the U.K. Utility Business - Share Repurchase" for additional information.
(b)Includes 1,142,890 shares purchased by a third party on behalf of PPL in September 2021. The shares were settled and transferred to PPL in October 2021.

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

*[_]10(a)	-	Transition and Retirement Agreement dated August 12, 2021, by and among Paul W. Thompson, LG&E and KU Services Company, and PPL Corporation

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2021, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2021, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	November 4, 2021	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	November 4, 2021	/s/ Stephen K. Breininger
Stephen K. Breininger Vice President-Finance and Regulatory Affairs and Controller
(Principal Financial Officer and Principal Accounting Officer)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	November 4, 2021	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)