Form 10-K
period 2021-12-31
PPL Corp; PPL ELECTRIC UTILITIES CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2022-02-18
CIK 922224, 317187, 55387, 60549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) Pennsylvania Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192
1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) Pennsylvania Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590
1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) Kentucky 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150
1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) Kentucky and Virginia One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s):	Name of each exchange on which registered
Common Stock of PPL Corporation	PPL	New York Stock Exchange

Junior Subordinated Notes of PPL Capital Funding, Inc.
2007 Series A due 2067	PPL/67	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock of PPL Electric Utilities Corporation

Indicate by check mark if the registrants are a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

PPL Corporation	Yes	☒	No	☐
PPL Electric Utilities Corporation	Yes	☒	No	☐
Louisville Gas and Electric Company	Yes	☐	No	☒
Kentucky Utilities Company	Yes	☐	No	☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PPL Corporation	Yes	☐	No	☒
PPL Electric Utilities Corporation	Yes	☐	No	☒
Louisville Gas and Electric Company	Yes	☐	No	☒
Kentucky Utilities Company	Yes	☐	No	☒

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

Indicate by check mark whether each registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

PPL Corporation	☒
PPL Electric Utilities Corporation	☐
Louisville Gas and Electric Company	☐
Kentucky Utilities Company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	☐	No	☒
PPL Electric Utilities Corporation	Yes	☐	No	☒
Louisville Gas and Electric Company	Yes	☐	No	☒
Kentucky Utilities Company	Yes	☐	No	☒

As of June 30, 2021, PPL Corporation had 769,564,404 shares of its $0.01 par value Common Stock outstanding. The aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $21,524,716,380. As of January 31, 2022, PPL Corporation had 735,361,885 shares of its $0.01 par value Common Stock outstanding.

As of January 31, 2022, PPL Corporation held all 66,368,056 outstanding common shares, no par value, of PPL Electric Utilities Corporation.

As of January 31, 2022, LG&E and KU Energy LLC held all 21,294,223 outstanding common shares, no par value, of Louisville Gas and Electric Company.

As of January 31, 2022, LG&E and KU Energy LLC held all 37,817,878 outstanding common shares, no par value, of Kentucky Utilities Company.

PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

PPL Corporation has incorporated herein by reference certain sections of PPL Corporation's 2022 Notice of Annual Meeting and Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021 and which will provide the information required by Part III of this Report.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2021

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

LKS - LG&E and KU Services Company, a subsidiary of LKE that provides administrative, management and support services primarily to LG&E and KU, as well as to LKE and its other subsidiaries.

PPL - PPL Corporation, the ultimate parent holding company of PPL Electric, PPL Energy Funding, PPL Capital Funding, LKE and other subsidiaries.

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

PPL Energy Holdings - PPL Energy Holdings, LLC, a subsidiary of PPL and the parent holding company of PPL Energy Funding, LKE and other subsidiaries. As of January 1, 2022, PPL Energy Holdings became the parent holding company of PPL Electric and PPL Services.

PPL EU Services - PPL EU Services Corporation, a subsidiary of PPL that provided administrative, management and support services primarily to PPL Electric. On December 31, 2021, PPL EU Services merged into PPL Services.

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

Safari Energy - Safari Energy, LLC, a subsidiary of PPL that provides solar energy solutions for commercial customers in the U.S.

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

GAAP - Generally Accepted Accounting Principles in the U.S.

GBP - British pound sterling.

GHG(s) - greenhouse gas(es).

GLT - gas line tracker. The KPSC approved mechanism for LG&E's recovery of costs associated with gas transmission lines, gas service lines and leak mitigation.

Green Tariff - a KPSC approved rate schedule, permitting customers to contract with LG&E or KU for the purchase of renewable energy certificates, construction of solar generation and use of the energy produced, or the purchase of energy from a renewable energy generator.

GWh - gigawatt-hour, one million kilowatt hours.

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

PEDFA - Pennsylvania Economic Development Financing Authority.

Performance unit - stock-based compensation award that represents a variable number of shares of PPL common stock that a recipient may receive based on PPL's attainment of (i) relative total shareowner return (TSR) over a three-year performance period as compared to companies in the PHLX Utility Sector Index; or (ii) corporate return on equity (ROE) based on the average of the annual ROE for each year of the three-year performance period. In light of the transformational nature of the potential sale of the U.K. utility business in 2021, PPL's ROE-based performance units issued for 2021 were based on a one-year performance period from January 1, 2021 to December 31, 2021; however, these units retained the three year vesting schedule and other characteristics.

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

PPL WPD Investments Limited - PPL WPD Investments Limited, which was, prior to the sale of the U.K. utility business on June 14, 2021, a subsidiary of PPL WPD Limited and parent to WPD plc. PPL WPD Investments Limited was included in the sale of the U.K. utility business on June 14, 2021.

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

SIP - PPL Corporation's Amended and Restated 2012 Stock Incentive Plan.

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

Talen Energy Marketing - Talen Energy Marketing, LLC, the successor name of PPL EnergyPlus, after the spinoff of PPL Energy Supply that marketed and traded wholesale and retail electricity and gas, and supplied energy and energy services in competitive markets, after the June 1, 2015 spinoff of PPL Energy Supply.

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

U.K. utility business - PPL WPD Investments Limited and its subsidiaries, including, notably, WPD plc and the four DNOs, which substantially represented PPL's U.K. Regulated segment. The U.K. utility business was sold on June 14, 2021.

VEBA - Voluntary Employee Beneficiary Association. A tax-exempt trust under the Internal Revenue Code Section 501 (c)(9) used by employers to fund and pay eligible medical, life and similar benefits.

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

(THIS PAGE LEFT BLANK INTENTIONALLY.)

Forward-looking Information

Statements contained in this Annual Report concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in "Item 1A. Risk Factors" and in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report, the following are among the important factors that could cause actual results to differ materially and adversely from the forward-looking statements:

•strategic acquisitions, dispositions, or similar transactions, including the pending acquisition of Narragansett Electric, and our ability to consummate these business transactions or realize expected benefits from them;
•the COVID-19 pandemic and its continuing impact on economic conditions, financial markets and supply chains;
•other pandemic health events or other catastrophic events such as fires, earthquakes, explosions, floods, droughts, tornadoes, hurricanes and other extreme weather-related events (including events potentially caused or exacerbated by climate change);
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
•capital market conditions, including the availability of capital, credit or insurance, changes in interest rates and certain economic indices, and decisions regarding capital structure;
•a material decline in the market value of PPL's equity;
•significant decreases in the fair value of debt and equity securities and their impact on the value of assets in defined benefit plans, and related potential cash funding requirements if the fair value of those assets decline;
•interest rates and their effect on pension and retiree medical liabilities, ARO liabilities and interest payable on certain debt securities;
•volatility in or the impact of other changes in financial markets and economic conditions, including inflation;
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
•changes in state or federal tax laws or regulations;
•changes in state, federal or foreign legislation or regulatory developments;
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

PART I

ITEM 1. BUSINESS

General

(All Registrants)

PPL, headquartered in Allentown, Pennsylvania, is a utility holding company, incorporated in 1994, in connection with the deregulation of electricity generation in Pennsylvania, to serve as the parent company to the regulated utility, PPL Electric, and to generation and other unregulated business activities. PPL, through its regulated utility subsidiaries, delivers electricity to customers in Pennsylvania, Kentucky and Virginia; delivers natural gas to customers in Kentucky; and generates electricity from power plants in Kentucky.

PPL's principal subsidiaries at December 31, 2021 are shown below (* denotes a Registrant).

PPL Corporation*

PPL Electric* Engages in the regulated transmission and distribution of electricity in Pennsylvania	LKE A holding company that owns regulated utility operations through its subsidiaries, LG&E and KU	PPL Capital Funding Provides financing for the operations of PPL and certain subsidiaries

LG&E* Engages in the regulated generation, transmission, distribution and sale of electricity and regulated distribution and sale of natural gas in Kentucky	KU* Engages in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky

Pennsylvania Regulated Segment	Kentucky Regulated Segment

In addition to PPL, the other Registrants included in this filing are as follows.

PPL Electric, headquartered in Allentown, Pennsylvania, is a wholly owned subsidiary of PPL and a regulated public utility that is an electricity transmission and distribution service provider in eastern and central Pennsylvania. PPL Electric is subject to regulation as a public utility by the PUC, and certain of its transmission activities are subject to the jurisdiction of the FERC under the Federal Power Act. PPL Electric delivers electricity in its Pennsylvania service area and provides electricity supply to retail customers in that area as a PLR under the Customer Choice Act. PPL Electric was organized in 1920 as Pennsylvania Power & Light Company.

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

Segment Information

(PPL)

PPL is organized into two reportable segments as depicted in the chart above: Kentucky Regulated, which primarily represents the results of LG&E and KU, and Pennsylvania Regulated, which primarily represents the results of PPL Electric. "Corporate and Other" primarily includes financing costs incurred at the corporate level that have not been allocated or assigned to the segments.

A comparison of PPL's Regulated segments is shown below.

	Kentucky	Pennsylvania
	Regulated	Regulated
For the year ended December 31, 2021:
Operating Revenues (in billions)	$3.3	$2.4
Net Income (in millions)	$468	$445
Electricity delivered (GWh)	30,317	37,005
At December 31, 2021:
Regulatory Asset Base (in billions) (a)	$11.3	$8.9
Service area (in square miles)	9,400	10,000
End-users (in millions)	1.3	1.4

(a)Represents capitalization for Kentucky Regulated and rate base for Pennsylvania Regulated.

See Note 2 to the Financial Statements for additional financial information by segment. The sale of the U.K. utility business, which substantially represented PPL’s U.K. Regulated segment as reported in prior years, was completed on June 14, 2021, pursuant to a share purchase agreement entered into on March 17, 2021. As a result, PPL determined segment information for the U.K. Regulated segment would no longer be provided beginning with the Form 10-Q for the quarter ended March 31, 2021. See Note 9 to the Financial Statements for additional information.

(PPL Electric, LG&E and KU)

PPL Electric has two operating segments, distribution and transmission, which are aggregated into a single reportable segment. LG&E and KU are individually single operating and reportable segments.

Kentucky Regulated Segment (PPL)

The Kentucky Regulated segment consists primarily of the regulated electricity generation, transmission and distribution operations conducted by LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, the Kentucky Regulated segment includes certain financing and other costs at LKE.

(PPL, LG&E and KU)

LG&E and KU are engaged in the regulated generation, transmission, distribution and sale of electricity in Kentucky and, in KU's case, also Virginia. LG&E also engages in the distribution and sale of natural gas in Kentucky. LG&E provides electricity service to approximately 429,000 customers in Louisville and adjacent areas in Kentucky, covering approximately 700 square miles in nine counties and provides natural gas service to approximately 333,000 customers in its electricity service area and eight additional counties in Kentucky. KU provides electric service to approximately 538,000 customers in 77 counties in central, southeastern and western Kentucky and approximately 28,000 customers in five counties in southwestern Virginia, covering approximately 4,800 non-contiguous square miles. KU also sells wholesale electricity to two municipalities in Kentucky under load following contracts. See Note 3 to the Financial Statements for revenue information.

Franchises and Licenses

LG&E and KU provide electricity delivery service, and LG&E provides natural gas distribution service, in their respective service territories pursuant to certain franchises, licenses, statutory service areas, easements and other rights or permissions granted by state legislatures, cities or municipalities or other entities.

Competition

There are currently no other electric public utilities operating within the electricity service areas of LG&E and KU. From time to time, bills are introduced into the Kentucky General Assembly which seek to authorize, promote or mandate increased distributed generation, customer choice or other developments. Neither the Kentucky General Assembly nor the KPSC has adopted or approved a plan or timetable for retail electric industry competition in Kentucky. The nature or timing of legislative or regulatory actions, if any, regarding industry restructuring and their impact on LG&E and KU, which may be significant, cannot currently be predicted. Virginia, formerly a deregulated jurisdiction, has enacted legislation that implemented a hybrid model of cost-based regulation. KU's operations in Virginia have been and remain regulated.

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

Power Supply

At December 31, 2021, LG&E owned generating capacity of 2,760 MW and KU owned generating capacity of 4,775 MW. See "Item 2. Properties - Kentucky Regulated Segment" for a complete list of generating facilities.

The system capacity of LG&E's and KU's owned generation is based upon several factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changes in circumstances.

During 2021, LG&E's and KU's power plants generated the following amounts of electricity:

	GWh
Fuel Source	LG&E	KU
Coal	10,297	14,718
Gas	1,395	4,382
Hydro	263	89
Solar	7	12
Total (a)	11,962	19,201

(a)This generation represents increases for LG&E and KU of 4% and 5% from 2020 output.

The majority of LG&E's and KU's generated electricity was used to supply their retail customer bases.

LG&E and KU jointly dispatch their generation units with the lowest cost generation used to serve their customers. When LG&E has excess generation capacity after serving its own customers and its generation cost is lower than that of KU, KU purchases electricity from LG&E and vice versa.

Due to environmental requirements and energy efficiency measures, as of December 31, 2021, LG&E and KU have retired approximately 1,200 MW of coal-fired generation plants since 2010.

LG&E and KU received approval from the KPSC to develop a 4 MW Solar Share facility to service a Solar Share program. The Solar Share program is a voluntary program that allows customers to subscribe capacity in the Solar Share facility. Construction commences, in 500-kilowatt phases, when subscription is complete. Construction of four 500-kilowatt phases was completed as of December 31, 2021. The subscription for the fifth 500-kilowatt phase was completed with construction expected to be completed in 2022. LG&E and KU continue to market the program and have started receiving subscriptions for the sixth 500-kilowatt phase.

On January 23, 2020, LG&E and KU applied to the KPSC for approval of arrangements relating to the purchase of 100 MW of solar power in connection with the Green Tariff option established in the 2018 Kentucky base rate cases. Pursuant to the agreements, LG&E and KU would purchase the initial 20 years of output of a proposed third-party solar generation facility and resell the bulk of the power as renewable energy to two large industrial customers and use the remaining power for other customers. The generation facility is currently expected to be operational in the second quarter of 2023. On May 8, 2020, the KPSC issued an order approving LG&E’s and KU’s applications with certain modifications. LG&E and KU requested reconsideration of limited portions of the KPSC's Order and on December 16, 2020, the KPSC amended their original order.

PPL, LG&E and KU do not anticipate that these arrangements will have a significant impact on their results of operations or financial condition.

On October 6, 2021, LG&E and KU entered into an agreement to purchase the initial 20 years of output of a proposed 125 MW third-party solar generation facility in connection with the Green Tariff option established in the 2018 Kentucky base rate cases. Pursuant to the agreements, LG&E and KU would purchase output of the facility and resell power as renewable energy to certain large customers. The generation facility is currently expected to be operational in the fourth quarter of 2024. PPL, LG&E and KU do not anticipate that this agreement will have a significant impact on their results of operations or financial condition.

Fuel Supply

Coal and natural gas are expected to be the predominant fuels used by LG&E and KU for generation for the foreseeable future. Natural gas used for generation is primarily purchased using contractual arrangements separate from LG&E's natural gas distribution operations. Natural gas and oil are also used for intermediate and peaking capacity and flame stabilization in coal-fired boilers.

Fuel inventory is maintained at levels estimated to be necessary to avoid operational disruptions at coal-fired generating units. Reliability of coal deliveries can be affected from time to time by several factors including fluctuations in demand, coal mine production issues, high or low river level events, lock outages and other supplier or transporter operating or financial difficulties.

LG&E and KU have entered into coal supply agreements with various suppliers for coal deliveries through 2026 and augment their coal supply agreements with spot market purchases, as needed.

For their existing units, LG&E and KU expect, for the foreseeable future, to purchase most of their coal from western Kentucky, southern Indiana, southern Illinois, northern West Virginia and western Pennsylvania. LG&E and KU continue to purchase certain quantities of ultra-low sulfur content coal from Wyoming for blending at Trimble County Unit 2. Coal is delivered to the generating plants primarily by barge and rail.

To enhance the reliability of natural gas supply, LG&E and KU have secured firm long-term pipeline transport capacity services with contracts of various durations through 2024 on the interstate pipeline serving Cane Run Unit 7. This pipeline also serves the six simple cycle combustion turbine units located at the Trimble County site as well as two other simple cycle units at the Paddy's Run site. For the seven simple cycle combustion turbines at the E.W. Brown facility, no firm long-term pipeline transport capacity has been purchased due to the facility's connection to two interstate pipelines and some of the units having dual fuel capability.

LG&E and KU have firm contracts for a portion of the natural gas fuel for Cane Run Unit 7 through October 2024. The bulk of the natural gas fuel remains purchased on the spot market.

(PPL and LG&E)

Natural Gas Distribution Supply

Five underground natural gas storage fields, with a current working natural gas capacity of approximately 15 billion cubic feet (Bcf), are used to provide natural gas service to LG&E's firm sales customers. Natural gas is stored during the summer season for withdrawal during the following winter heating season. Without this storage capacity, LG&E would need to purchase additional natural gas and pipeline transportation services during winter months when customer demand increases and the prices for natural gas supply and transportation services are expected to be higher. At December 31, 2021, LG&E had 12 Bcf of natural gas stored underground with a carrying value of $54 million.

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

LG&E purchases natural gas supply transportation services from two pipelines. LG&E has contracts with one pipeline that are subject to termination by LG&E between 2023 and 2026. Total winter season capacity under these contracts is 184,900 MMBtu/day and summer season capacity is 60,000 MMBtu/day. With this same pipeline, LG&E also has another contract for pipeline capacity through 2026 for 60,000 MMBtu/day during both the winter and summer seasons. LG&E has a single contract with a second pipeline with a total capacity of 20,000 MMBtu/day during both the winter and summer seasons that expires in 2023.

LG&E expects to purchase natural gas supplies for its gas distribution operations from onshore producing regions in South Texas, East Texas, North Louisiana and Arkansas, as well as gas originating in the Marcellus and Utica production areas.

(PPL, LG&E and KU)

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

KU's Virginia base rates are calculated based on a return on rate base (net utility plant plus working capital less accumulated deferred income taxes and miscellaneous deductions). As all regulatory assets and liabilities, except for regulatory assets and liabilities related to the levelized fuel factor, accumulated deferred income taxes, pension and postretirement benefits, and AROs related to certain CCR impoundments, are excluded from the return on rate base utilized in the calculation of Virginia base rates, no return is earned on the related assets.

KU's rates to municipal customers for wholesale power requirements are calculated based on annual updates to a formula rate that utilizes a return on rate base (net utility plant plus working capital less accumulated deferred income taxes and miscellaneous deductions). As all regulatory assets and liabilities, except accumulated deferred income taxes, are excluded from the return on rate base utilized in the development of municipal rates, no return is earned on the related assets. In April 2014, certain municipalities submitted notices of termination to cease taking power under the wholesale requirements contracts. KU's service to eight municipalities terminated effective April 30, 2019. KU continues to provide service to two municipalities.

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

See "Financial and Operational Developments" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the Financial Statements for additional information on rate mechanisms and regulatory matters.

Distribution

PPL Electric's distribution base rates are calculated based on a return on rate base (net utility plant plus a cash working capital allowance less plant-related deferred taxes and other miscellaneous additions and deductions). All regulatory assets and liabilities, except accumulated deferred income taxes, are excluded from the return on rate base. Therefore, no return is earned on the related assets unless specifically provided for by the PUC. Currently, PPL Electric's Smart Meter rider and the DSIC are the only riders authorized to earn a return. Certain operating expenses are also included in PPL Electric's distribution base rates including wages and benefits, other operation and maintenance expenses, depreciation and taxes.

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

See Note 7 to the Financial Statements for additional information on rate mechanisms and legislative and regulatory matters.

PLR

The Customer Choice Act requires electric distribution companies, including PPL Electric, or an alternative supplier approved by the PUC, to act as a PLR of electricity supply for customers who do not choose to shop for supply with a competitive supplier and provides that electricity supply costs will be recovered by the PLR pursuant to PUC regulations. In 2021, the following average percentages of PPL Electric's customer load were provided by competitive suppliers: 39% of residential, 79% of small commercial and industrial and 98% of large commercial and industrial customers. The PUC continues to favor expanding the competitive market for electricity.

PPL Electric’s electricity generation costs are established based upon the results of a competitive solicitation process. On December 17, 2020, the PUC approved PPL Electric’s default service plan for the period June 1, 2021 through May 31, 2025, which includes a total of eight solicitations for electricity supply held semiannually in April and October. The first two auctions of the plan were completed in 2021. This plan also includes eight solicitations for alternative energy credits held semiannually in January and July. Through January 2022, two alternative energy credit solicitations have been completed. All contracts from previous default service plans concluded on or before November 30, 2021.

Pursuant to the plans, PPL Electric contracts for all of the electricity supply for residential, commercial and industrial customers who elect to take default service from PPL Electric. These solicitations contain a mix of products including 5-year block energy contracts for residential customers, 6- and 12-month fixed-price load-following contracts for residential and small commercial and industrial customers, 12-month real-time pricing contracts for large commercial and industrial customers, and alternative energy credit contracts for residential, commercial and industrial customers. These contracts fulfill PPL Electric's obligation to provide customer electricity supply as a PLR.

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

PPL Capital Funding provides financing for the operations of PPL and certain subsidiaries. PPL's growth in rate-regulated businesses provides the organization with an enhanced corporate level financing alternative, through PPL Capital Funding, that enables PPL to cost effectively support targeted credit profiles across all of PPL's rated companies. As a result, PPL utilizes PPL Capital Funding as a source of capital in financings, in addition to continued direct financing by certain operating subsidiaries.

Unlike PPL Services, PPL Capital Funding's costs are not generally charged to PPL subsidiaries. Costs are charged directly to PPL. However, PPL Capital Funding participated significantly in the financing for the acquisition of LKE and certain associated financing costs were allocated to the Kentucky Regulated Segment. Prior to 2021, the associated financing costs, as well as the financing costs associated with prior issuances of certain other PPL Capital Funding securities, were assigned to the appropriate segments for purposes of PPL management's assessment of segment performance. In 2021, corporate level financing costs are no longer allocated to the reportable segments. The financing costs associated primarily with PPL Capital Funding's securities issuances, with certain exceptions, have not been directly assigned or allocated to any segment.

The financial results of Safari Energy are also reported within Corporate and Other.

ENVIRONMENTAL MATTERS

(All Registrants)

The Registrants are subject to certain existing and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters, and may be subject to different and more stringent such laws and regulations enacted in the future. The EPA and other federal agencies with jurisdiction over environmental matters have issued numerous environmental regulations relating to air, water and waste that directly affect the electric power industry. Due to these environmental issues, it may be necessary for the Registrants to modify or cease certain operations or operation of certain facilities to comply with statutes, regulations and other requirements of regulatory bodies or courts. In addition, legal challenges to environmental permits or rules add uncertainty to estimating future costs of complying with such permits and rules. The Biden administration is currently undertaking changes in a wide range of environmental programs.

See “Legal Matters” in Note 14 to the Financial Statements for a discussion of environmental commitments and contingencies. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on projected environmental capital expenditures for 2022 through 2024.

LG&E and KU are entitled to recover, through the ECR mechanism, certain costs of complying with the Clean Air Act, as amended, and other federal, state and local environmental requirements applicable to coal combustion wastes and by-products from coal-fired generating facilities upon KPSC review. Costs not covered by the ECR mechanism for LG&E and KU and all such costs for PPL Electric are subject to rate recovery at the discretion of the companies' respective state regulatory authorities, or the FERC, if applicable. Because PPL Electric does not own any generating plants, it has less exposure to related environmental compliance costs. The Registrants can provide no assurances as to the ultimate outcome of future proceedings before regulatory authorities.

Air

NAAQS (PPL, LG&E and KU)

The Clean Air Act has a significant impact on the operation of fossil fuel generation plants. The Clean Air Act requires the EPA periodically to establish and review National Ambient Air Quality Standards, known as NAAQS, for six pollutants: carbon monoxide, lead, nitrogen dioxide, ozone (contributed to by nitrogen oxide emissions), particulate matter and sulfur dioxide. In December 2020, the EPA released final actions keeping the existing NAAQS standard for particulate matter and ozone without change, but the EPA is currently reconsidering those decisions. PPL, LG&E, and KU are unable to predict the outcome of future evaluations by the EPA and the states with respect to the NAAQS standards.

Applicable regulations require each state to identify areas within its boundaries that fail to meet the NAAQS, (known as nonattainment areas), and develop a state implementation plan to achieve and maintain compliance. States that are found to contribute significantly to another state's nonattainment with ozone standards are required to establish "good neighbor" state implementation plans. In addition, for attainment of ozone and fine particulates standards, certain states, including Kentucky, are subject to a regional EPA program known as the Cross-State Air Pollution Rule (CSAPR).

In January 2018, the EPA designated Jefferson County, Kentucky (Louisville) as being in nonattainment with the existing 2015 ozone standard. In 2020 and 2021, LG&E entered into agreements with the Louisville Metro Air Pollution Control District for temporary nitrogen oxide emission limits at LG&E's Mill Creek Station during those years to facilitate compliance with the ozone standard. If Jefferson County is unable to demonstrate attainment within the specified timeframes, it may be “bumped up” to the moderate nonattainment classification and thus subject to additional requirements including requirements for installation of reasonably available control technology on coal-fired generating units. Compliance with such requirements may require installation of additional pollution controls or other compliance actions. LG&E is unable to determine the impact on operations until certain compliance determinations are made by the EPA and Kentucky.

In April 2021, the EPA published final revisions to the CSAPR providing for reductions in ozone season nitrogen oxide emissions for 2021 and subsequent years from sources in 12 states, including Kentucky. Additionally, the EPA reversed its previous approval of the Kentucky State Implementation Plan with respect to these requirements. The CSAPR revisions are aimed at ensuring compliance with the 2008 ozone NAAQS, so additional nitrogen oxide emission reductions could potentially be required for compliance with the revised 2015 ozone NAAQS. PPL, LG&E and KU do not currently expect the impact of the CSAPR revisions on operations to be material. Pursuant to the President’s executive order, the EPA is currently reconsidering its previous determinations made in December 2020 to retain the existing NAAQS for ozone and particulate matter without change, with final determinations by the EPA expected in 2022 for particulate matter and 2023 for ozone.

PPL, LG&E, and KU are unable to predict future emission reductions that may be required by future federal rules or state implementation actions. Compliance with the NAAQS, CSAPR and related requirements may require installation of additional pollution controls or other compliance actions, inclusive of retirements, the costs of which PPL, LG&E and KU believe would be subject to rate recovery.

Climate Change (All Registrants)

There is continuing world-wide attention focused on issues related to climate change. In 2015, 195 nations, including the U.S., signed the Paris Agreement on Climate, establishing non-binding targets to reduce GHG emissions from both developed and developing nations. In 2017, President Trump announced a U.S. withdrawal from the Paris Agreement, effective November 2020. In January 2021, the Biden presidential administration initiated the process to rejoin the Paris Agreement, which was completed in February 2021. The Biden administration also issued executive orders directing agencies to conduct a general review of regulations and executive actions relating to the environment and reestablished a framework for considering the social cost of carbon as part of certain agency cost-benefit analyses for new regulations. The Biden administration is exploring wide-ranging efforts to address climate change. Recent government actions and policy developments, including the President’s announced goal of a carbon free electricity sector by 2035, and targeting net-zero emissions for the federal government by 2050, could have significant impacts on PPL’s business operations, products, and services. Certain of the efforts announced by the Biden administration are preliminary or ongoing in nature. Additionally, there are ongoing efforts by various state and local governments to assess potential changes to legislation, rules, policies, directives, and other requirements applicable to greenhouse gas emissions. PPL, LG&E and KU cannot predict the outcome of ongoing developments.

PPL has adopted a goal of net-zero carbon emissions by 2050, which includes continuing to retire coal-fired generation and investing in research and innovation that will help to achieve this goal, while maintaining reliable and affordable energy in our service territories. The net-zero goal relates to direct and indirect carbon emissions consistent with Greenhouse Gas Protocol guidance and referenced by the EPA Center for Corporate Climate Leadership. Through 2020, PPL has reduced carbon emissions nearly 60% from 2010 levels and is targeting a 70% reduction from 2010 levels by 2035 and an 80% reduction by 2040.

PPL is also aware of the various risks associated with climate change, including increased frequency and severity of severe weather. To address these risks, PPL continues to work to advance the grid and improve the Company's equipment to help mitigate the impacts of extreme weather events and improve reliability.

The EPA's Affordable Clean Energy Rule (PPL, LG&E and KU)

In July 2019, the EPA repealed the Clean Power Plan and finalized the Affordable Clean Energy (ACE) Rule which gives states broad latitude to establish emission guidelines providing for plant-specific efficiency upgrades or "heat-rate improvements" to reduce GHG emissions per unit of electricity generated. Various entities filed petitions for review and petitions for reconsideration. On January 19, 2021, the D.C. Circuit Court issued an opinion finding that the EPA had erroneously repealed the Clean Power Plan. The D.C Circuit Court's opinion also vacated and remanded the ACE Rule to the EPA. On October 29, 2021, the U.S. Supreme Court granted review of the D.C. Circuit Court’s ruling. PPL, LG&E, and KU cannot predict the outcome of the pending litigation and regulatory proceedings or changes that may be pursued by the Biden administration, but believe that the costs would be subject to rate recovery.

Water/Waste

(PPL, LG&E and KU)

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

Clean Water Act Jurisdiction

Environmental groups and others have claimed that discharges to groundwater from leaking CCR impoundments at power plants are subject to Clean Water Act permitting. On April 12, 2019, the EPA released regulatory clarification finding that Clean Water Act jurisdiction does not cover such discharges to groundwater. On January 23, 2020, the EPA announced a final rule modifying the jurisdictional scope of the Clean Water Act. The announced rule revises the definition of the "Waters of the United States," including a revision to exclude groundwater from the definition. In April 2020, the U.S. Supreme Court issued a ruling that Clean Water Act jurisdiction may apply to certain discharges to groundwater that result in the functional equivalent of a direct discharge to navigable waters. PPL, LG&E, and KU are unaware of any unpermitted releases from their facilities that are subject to Clean Water Act jurisdiction, but future regulatory developments and judicial rulings could potentially subject certain releases from CCR impoundments and landfills to additional permitting and remediation requirements, which could impose substantial costs. Any associated costs are expected to be subject to rate recovery. PPL, LG&E and KU are unable to predict the outcome or financial impact of future regulatory proceedings and litigation.

Waters of the United States

PPL, LG&E, and KU are subject to permitting and mitigation requirements for certain construction activities that impact “Waters of the United States.” On April 21, 2020, the EPA and U.S. Army Corps of Engineers published a final rule revising the definition of “Waters of the United Status” to exclude jurisdiction over certain surface waters. On August 30, 2021, a U.S. District Court in Arizona vacated and remanded the rule. On December 7, 2021, the EPA and U.S. Army Corps of Engineers proposed to repeal the rule and restore the definition of “Waters of the United States” that was in place prior to 2015. On January 24, 2022, the U.S. Supreme Court granted review of a case raising the issue of the appropriate scope of the definition of “Waters of the United States” under the Clean Water Act. PPL, LG&E and KU are unable to predict the outcome of current or future litigation or regulatory proceedings, but do not expect a material impact on operations.

Superfund and Other Remediation

(All Registrants)

From time to time, PPL's subsidiaries undertake testing, monitoring or remedial action in response to spills or other releases at various on-site and off-site locations, negotiate with the EPA and state and local agencies regarding actions necessary to comply with applicable requirements, negotiate with property owners and other third parties alleging impacts from PPL's operations and undertake similar actions necessary to resolve environmental matters that arise in the course of normal operations. Based on analyses to date, resolution of these environmental matters is not expected to have a significant adverse impact on the operations of PPL Electric, LG&E and KU.

Future cleanup or remediation work at sites not yet identified may result in significant additional costs for the Registrants. Insurance policies maintained by LG&E and KU may be available to cover certain of the costs or other obligations related to these matters, but the amount of insurance coverage or reimbursement cannot be estimated or assured.

See “Legal Matters” in Note 14 to the Financial Statements for additional information.

(All Registrants)

SEASONALITY

The demand for and market prices of electricity and natural gas are affected by weather. As a result, the Registrants' operating results in the future may fluctuate substantially on a seasonal basis, especially when unpredictable weather conditions make such fluctuations more pronounced. The pattern of this fluctuation may change depending on the type and location of the facilities owned. See "Item 1. Business - Environmental Matters - Air - Climate Change" for additional information.

FINANCIAL CONDITION

See "Financial Condition" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for this information.

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning projected capital expenditure requirements for 2022 through 2024. See "Item 1. Business - Environmental Matters" for additional information concerning the potential impact on capital expenditures from environmental matters.

HUMAN CAPITAL

PPL, together with its subsidiaries, is committed to fostering an exceptional workplace for employees. PPL pledges to enable the success of its current and future workforce by cultivating a diverse, equitable and inclusive culture, fostering professional development, encouraging employee engagement, and ensuring a safe and healthy work environment. Matters related to these priorities and corporate culture are overseen by PPL's senior management, which provides updates to the PPL Board of Directors (the Board). Pursuant to its charter, the Compensation Committee of the Board of Directors also periodically reviews and assesses the Company’s strategy for human capital management. PPL's investment in the success of our workforce is embodied in the following areas with dedicated leadership and Board oversight:

•Diversity, equity and inclusion (DEI) – Foster an inclusive, respectful and diverse workplace through a comprehensive DEI strategy and commitments. Senior management reviews demographic metrics, DEI objectives and associated programs semi-annually. The Board also receives periodic updates from senior management on PPL's DEI strategy and initiatives.
•Employee engagement – Create a workplace that fosters an engaged, high-quality workforce. PPL's operating companies regularly conduct assessments related to employee engagement, safety and culture. Senior management reviews corporate culture with the Board annually.
•Professional development –Invest in our current and future workforce through training and development, succession planning and creation of a pipeline for internal advancement. Senior management reviews succession planning with the Compensation Committee of the Board on an annual basis.
•Comprehensive benefits - In addition to challenging careers and competitive salaries, PPL offers competitive benefits programs to attract and retain talent and support employees' well-being. PPL offers competitive vacation time, expanded leave for new parents, retirement programs, and internal and external development opportunities, including tuition reimbursement offerings for undergraduate and certain graduate degrees. Senior management conduct annual benchmarking of employee compensation and benefits.
•Safety and Compliance - PPL is also committed to maintaining an ethical and safe workplace culture. Additional steps to ensure Board oversight in these areas include:

•Safety – PPL carries out programs focused on health and safety, including emergency preparedness, vehicle safety and accident prevention. Employees receive safety training and are encouraged to share, implement, and follow best practices. Senior management receives monthly safety data updates to determine whether additional safety measures should be implemented. The Board annually reviews the company's safety programs and results. The Board is also immediately engaged in the event of a fatality.
•Compliance – The Corporate Compliance Committee, including senior executives, meets quarterly to discuss metrics and other matters related to the compliance and ethics culture. Among the items discussed are statistics regarding Ethics Helpline reports and employee concerns. This information is also reviewed with the Audit Committee of the Board quarterly.

PPL will continue to engage with employees and to assess these priorities as we work to best position individuals and the company for future success. PPL had a turnover rate of 10.6% for the year ended December 31, 2021. Looking forward, we will maintain our strong focus on workforce planning to address future talent needs.

At December 31, 2021, PPL and its subsidiaries had the following full-time employees and employees represented by labor unions:

	Total Full-Time Employees	Number of Union Employees	Percentage of Total Workforce
PPL	5,607	1,744	31%
PPL Electric	1,596	932	58%
LG&E	1,001	627	63%
KU	873	115	13%

(PPL and PPL Electric)

For PPL and PPL Electric, labor agreement negotiations with the IBEW commenced in February 2022. The current five-year agreement expires in May 2022.

CYBERSECURITY MANAGEMENT

The Registrants and their subsidiaries are subject to risks from cyber-attacks that have the potential to cause significant interruptions to the operation of their businesses. The frequency of these attempted intrusions has increased in recent years and the sources, motivations and techniques of attack continue to evolve and change rapidly. PPL has adopted a variety of measures to monitor and address cyber-related risks and continues to implement and explore additional cybersecurity measures. Cybersecurity and the effectiveness of PPL's cybersecurity strategy are regular topics of discussion at Board of Directors meetings. PPL's strategy for managing cyber-related risks is risk-based and, where appropriate, integrated within PPL's enterprise risk management processes. PPL's Chief Information Security Officer (CISO), who reports directly to the Chief Operating Officer, leads a dedicated cybersecurity team and is responsible for the design, implementation, and execution of cyber-risk management strategy. In addition, among other things, the CISO and the cybersecurity team actively monitor the Registrants' systems, regularly review policies, compliance, regulations and best practices, perform penetration testing, conduct incident response exercises and internal ethical phishing campaigns, and provide training and communication across the organization to strengthen secure behavior and foster a culture of security. The cybersecurity team also routinely participates in industry-wide programs to further information sharing, intelligence gathering, and unity of effort in responding to potential or actual attacks. In addition, PPL has a formal internal policy and procedures for communicating cybersecurity incidents on an enterprise-wide basis.

In addition to these enterprise-wide initiatives, PPL's Kentucky and Pennsylvania operations are subject to extensive and rigorous mandatory cybersecurity requirements that are developed and enforced by NERC and approved by the FERC to protect grid security and reliability. LG&E is also subject to certain security directives related to cybersecurity issued by the Department of Homeland Security’s Transportation Security Administration in 2021. See Note 14 to the Financial Statements for additional information on these directives. Finally, PPL purchases insurance to protect against a wide range of costs that could be incurred in connection with cyber-related incidents. There can be no assurance, however, that these efforts will be effective to prevent interruption of services or other damage to the Registrants' businesses or operations or that PPL's insurance coverage will cover all costs incurred in connection with any cyber-related incident.

AVAILABLE INFORMATION

PPL's Internet website is www.pplweb.com. Under the Investors heading of that website, PPL provides access to SEC filings of the Registrants (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d)) free of charge, as soon as reasonably practicable after filing with the SEC. The information contained on, or available through, PPL's Internet website is not, and shall not be deemed to be, incorporated by reference into this report. Additionally, the Registrants' filings are available at the SEC's website (www.sec.gov).

ITEM 1A. RISK FACTORS

The Registrants face various risks associated with their businesses. Our businesses, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. In addition, this report also contains forward-looking and other statements about our businesses that are subject to numerous risks and uncertainties. See "Forward-Looking Information," "Item 1. Business," "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 to the Financial Statements for additional information concerning the risks described below and for other risks, uncertainties and factors that could impact our businesses and financial results.

As used in this Item 1A., the terms "we," "our" and "us" generally refer to PPL and its consolidated subsidiaries taken as a whole, or PPL Electric and its consolidated subsidiaries taken as a whole within the Pennsylvania Regulated segment discussion and its consolidated subsidiaries taken as a whole within the Kentucky Regulated segment discussion.

Order of Subsection Presentation

A.Risks Related to Registrant Holding Company
B.Risks Related to Regulated Utility Operations
C.Risks Specific to Kentucky Regulated Segment
D.Risks Specific to Pennsylvania Regulated Segment
E.Risks Related to All Segments

(PPL)

A. Risk Related to Registrant Holding Company

PPL is a holding company and its cash flows and ability to meet its obligations with respect to indebtedness and under guarantees, and its ability to pay dividends, largely depends on the financial performance of its respective subsidiaries and, as a result, is effectively subordinated to all existing and future liabilities of those subsidiaries.

PPL is a holding company and conducts its operations primarily through subsidiaries. Substantially all of the consolidated assets of PPL are held by its subsidiaries. Accordingly, PPL's cash flows and ability to meet debt and guaranty obligations, as well as PPL's ability to pay dividends, are largely dependent upon the earnings of those subsidiaries and the distribution or other payment of such earnings in the form of dividends, distributions, loans, advances or repayment of loans and advances. The subsidiaries are separate legal entities and have no obligation to pay dividends or distributions to their parents or to make funds available for such a payment. The ability of PPL's subsidiaries to pay dividends or distributions in the future will depend on the subsidiaries' future earnings and cash flows and the needs of their businesses, and may be restricted by their obligations to holders of their outstanding debt and other creditors, as well as any contractual or legal restrictions in effect at such time, including the requirements of state corporate law applicable to payment of dividends and distributions, and regulatory requirements, including restrictions on the ability of PPL Electric, LG&E and KU to pay dividends under Section 305(a) of the Federal Power Act.

Because PPL is a holding company, its debt and guaranty obligations are effectively subordinated to all existing and future liabilities of its subsidiaries. Although certain agreements to which certain subsidiaries are parties limit their ability to incur additional indebtedness, PPL and its subsidiaries retain the ability to incur substantial additional indebtedness and other liabilities. Therefore, PPL's rights and the rights of its creditors, including rights of debt holders, to participate in the assets of any of its subsidiaries, in the event that such a subsidiary is liquidated or reorganized, will be subject to the prior claims of such subsidiary's creditors.

(All Registrants)

B. Risks Related to Regulated Utility Operations

Our regulated utility businesses face many of the same risks, in addition to those risks that are unique to each of the Kentucky Regulated and Pennsylvania Regulated segments. Set forth below are risk factors common to both domestic regulated segments, followed by sections identifying separately the risks specific to each of these segments.

Our profitability is highly dependent on our ability to recover the costs of providing energy and utility services to our customers and earn an adequate return on our capital investments. Regulators may not approve the rates we request and existing rates may be challenged.

The rates we charge our utility customers must be approved by one or more federal or state regulatory commissions, including the FERC, KPSC, VSCC and PUC. Although rate regulation is generally premised on the recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that regulatory authorities will consider all of our costs to have been prudently incurred or that the regulatory process by which rates are determined will always result in rates that achieve full or timely recovery of our costs or an adequate return on our capital investments. Federal or state agencies, intervenors and other permitted parties may challenge our current or future rate requests, structures or mechanisms, and ultimately reduce, alter or limit the rates we receive. Although our rates are generally regulated based on an analysis of our costs incurred in a base year or on future projected costs, the rates we are allowed to charge may or may not match our costs at any given time. Our regulated utility businesses are subject to substantial capital expenditure requirements over the next several years, which may require rate increase requests to the regulators in the future. If our costs are not adequately recovered through rates, it could have an adverse effect on our business, results of operations, cash flows and financial condition.

Our utility businesses are subject to significant and complex governmental regulation.

In addition to regulating the rates we charge, various federal and state regulatory authorities regulate many aspects of our domestic utility operations, including:

•the terms and conditions of our service and operations;
•financial and capital structure matters;
•siting, construction and operation of facilities;
•mandatory reliability and safety standards under the Energy Policy Act of 2005 and other standards of conduct;
•accounting, depreciation and cost allocation methodologies;
•tax matters;
•affiliate transactions;
•acquisition and disposal of utility assets and issuance of securities; and
•various other matters, including energy efficiency.

Such regulations or changes thereto may subject us to higher operating costs or increased capital expenditures and failure to comply could result in sanctions or possible penalties which may not be recoverable from customers.

Our regulated businesses undertake significant capital projects and these activities are subject to unforeseen costs, delays or failures, as well as risk of inadequate recovery of resulting costs.

The regulated utility businesses are capital intensive and require significant investments in energy generation (in the case of LG&E and KU) and transmission, distribution and other infrastructure projects, such as projects for environmental compliance and system reliability. The completion of these projects without delays or cost overruns is subject to risks in many areas, including:

•approval, licensing and permitting;
•land acquisition and the availability of suitable land;
•skilled labor or equipment shortages;
•construction problems or delays, including disputes with third-party intervenors;
•increases in commodity prices or labor rates;
•potential supply chain disruptions or delays; and
•contractor performance.

Failure to complete our capital projects on schedule or on budget, or at all, could adversely affect our financial performance, operations and future growth if such expenditures are not granted rate recovery by our regulators.

We are or may be subject to costs of remediation of environmental contamination at facilities owned or operated by our former subsidiaries.

We may be subject to liability for the costs of environmental remediation of property now or formerly owned by us with respect to substances that we may have generated regardless of whether the liabilities arose before, during or after the time we owned or operated the facilities. We also have current or previous ownership interests in sites associated with the production of manufactured gas for which we may be liable for additional costs related to investigation, remediation and monitoring of these sites. Remediation activities associated with our former manufactured gas plant operations are one source of such costs. Citizen groups or others may bring litigation regarding environmental issues including claims of various types, such as property damage, personal injury and citizen challenges to compliance decisions on the enforcement of environmental requirements, which could subject us to penalties, injunctive relief and the cost of litigation. We cannot predict the amount and timing of future expenditures (including the potential or magnitude of fines or penalties) related to such environmental matters, although they could be material.

C. Risks Specific to Kentucky Regulated Segment

(PPL, LG&E and KU)

We are subject to financial, operational, regulatory and other risks related to requirements, developments and uncertainties in environmental regulation, including those affecting coal-fired generation facilities.

Extensive federal, state and local environmental laws and regulations are applicable to LG&E's and KU's generation supply, including its air emissions, water discharges (ELGs) and the management of hazardous and solid wastes (CCRs), among other business-related activities, and the costs of compliance or alleged non-compliance cannot be predicted and could be material. In addition, our costs may increase significantly if the requirements or scope of environmental laws, regulations or similar rules are expanded or changed as the environmental standards governing LG&E’s and KU’s businesses, particularly as applicable to coal-fired generation and related activities, continue to be subject to uncertainties due to rulemaking and other regulatory developments, legislative activities and litigation, administrative and permit challenges. The Biden administration is considering a wide range of potential policies, executive orders, rules, legislation and other initiatives in connection with climate change that may affect these costs. Depending on the extent, frequency and timing of such changes, the companies may face higher risks of unsuccessful implementation of environmental-related business plans, noncompliance with applicable environmental rules, delayed or incomplete rate recovery or increased costs of implementation. Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or forfeitures, operational changes, permit limitations or other restrictions. At some of our older generating facilities it may be uneconomic for us to install necessary pollution control equipment, which could cause us to retire those units. Market prices for energy and capacity also affect this cost-effectiveness analysis. Many of these environmental law considerations are also applicable to the operations of our key suppliers or customers, such as coal producers, power producers and industrial power users, and may impact the costs of their products and demand for our services.

(PPL and LG&E)

We are subject to operational, regulatory and other risks regarding natural gas supply infrastructure.

A natural gas pipeline explosion or associated incident could have a significant impact on LG&E’s natural gas operations or result in significant damages and penalties that could have an adverse impact on LG&E’s financial position and results of operations. The Pipeline and Hazardous Materials Safety Administration enforces regulations that govern the design, construction, operation and maintenance of pipeline facilities. Failure to comply with these regulations could result in the assessment of fines or penalties against LG&E. These regulations require, among other things, that pipeline operators take certain measures with respect to pipeline integrity. Depending on the results of integrity tests and other integrity program activities, we could incur significant and unexpected costs to perform remedial activities on our natural gas infrastructure to ensure our continued safe and reliable operation. Recent pipeline incidents in the U.S. have also led to the introduction of proposed rules and possible federal legislative actions which could impose restrictions on LG&E’s operations or require more stringent testing to ensure pipeline integrity. Implementation of these regulations could increase our costs to comply with pipeline integrity and safety regulations.

D. Risks Specific to Pennsylvania Regulated Segment

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

E. Risks Related to All Segments

(All Registrants)

The COVID-19 pandemic and resultant impact on business and economic conditions could negatively affect our business.

The COVID-19 pandemic has disrupted the U.S. and global economies and continues to present challenges to businesses, communities, workforces, markets and increasingly to supply chains. In the U.S. and throughout the world, governmental authorities have taken actions to contain the spread of the virus and mitigate known or foreseeable impacts. In the Registrants’ service territories, mitigation measures have included quarantines, stay-at-home orders, travel restrictions, reduced operations or closures of businesses, schools and governmental agencies, and executive, legislative or regulatory actions to address health or other pandemic-related concerns. The Delta and Omicron variants of the virus have extended and exacerbated the risks arising from the pandemic and have led to the extension of many of these remediation strategies. The responses to these variants may continue to affect risks and related remediation efforts going forward, perhaps substantially, and future variants may have similar effects.

Until the COVID-19 virus is contained, it poses significant risks to the health and welfare of the Registrants’ customers, employees, contractors and suppliers, and to the conduct of their business. Mandates to stay at home, shelter in place, or quarantine and resulting lock-down or closures of non-essential businesses could reduce demand for electricity and gas, and continue to cause shifts in demand between residential, commercial and industrial customers that could negatively impact the Registrants’ financial condition. Customers experiencing financial strain from unemployment, furloughs, or reduced work hours may not be able to pay their bills on a timely basis, which could negatively impact our liquidity. New or changing legislation or regulatory orders may unfavorably impact the Registrants or the utility industry generally.

The COVID-19 pandemic is also subjecting the Registrants to growing shortages that are creating risks of potential equipment and fuel supply chain disruptions. If issues in the supply chains continue, Registrants may be forced to rely on a larger pool of suppliers, which could pose operational risks. Such suppliers may fail to follow established health, safety and other regulatory standards. Additionally, suppliers may need to engage subcontractors that have not been previously vetted, which could result in contractual and regulatory risks. This could also create an inability to effectively monitor a supplier’s work or the need to depend on limited contractors, resulting in higher costs and potential financial and reputational risks.

All of these factors have the potential to materially and adversely affect the Registrants’ business and operations, especially if they remain in effect for a prolonged period of time. At this time, the Registrants’ cannot predict the extent to which these or other pandemic-related factors may affect their business, earnings or other financial results, as it depends on the duration and scope of the outbreak, the measures undertaken in response and other future developments, all of which are highly uncertain and continue to evolve in response to additional variants. In addition to the factors discussed above, investors should be aware that other COVID-19-related risks may emerge in the future and may prove to be significant, including potentially the cost of ongoing remediation efforts, such as testing, and the potential for increased effects on global markets and supply chains. Investors should carefully consider the discussion of COVID-19 related items presented in this Annual Report on Form 10-K, especially to the extent that the COVID-19 pandemic may exacerbate or increase those risks.

Our business operations are continually subject to cyber-based security and data integrity risks from vulnerabilities related to our IT systems, operational technology infrastructure and supply chain relationships.

Numerous functions affecting the efficient operation of our businesses are dependent on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems. The operation of our transmission and distribution systems, including gas distribution systems, as well as our generation plants, are all reliant on cyber-based technologies and, therefore, subject to the risk that these systems could be the target of disruptive actions by terrorists, nation state actors or criminals or otherwise be compromised by unintentional events. Attacks may come through ransomware, software updates or patches, use of opensource software, firmware that hackers can manipulate to include malicious codes for exploitation at a later date, or the compromising of hardware by bad actors, creating serious risks to our security, the security of our customers' information, and potentially to our ability to provide power. As a result, operations could be interrupted, property could be damaged and sensitive customer information lost or stolen, causing us to incur significant losses of revenues, other substantial liabilities and damages, costs to replace or repair damaged equipment and damage to our reputation. Threats to our systems and operations continue to emerge as new ways to compromise components of our systems or networks are developed. Additionally, cybersecurity risks also threaten our supply chains, including aspects that are not under our control, such as the incorporation of opensource software in systems or software that we use, that despite our efforts do not meet our current security standards.

In addition, under the Energy Policy Act of 2005, users, owners and operators of the bulk power transmission system, including PPL Electric, LG&E and KU, are subject to mandatory reliability standards promulgated by NERC and enforced by the FERC. As an operator of natural gas distribution systems, LG&E is also subject to mandatory reliability standards of the U.S. Department of Transportation and is also subject to certain security directives related to cybersecurity issued by the Department of Homeland Security (DHS) Transportation Security Administration (TSA) in 2021. Failure to comply with these standards could result in the imposition of fines or civil penalties, and potential exposure to third party claims for alleged violations of the standards.

We are subject to risks associated with federal and state tax laws and regulations.

Changes in tax law as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact our results of operations and cash flows. We are required to make judgments in order to estimate our obligations to taxing authorities. These tax obligations include income, property, gross receipts, franchise, sales and use, employment-related and other taxes. We also estimate our ability to utilize deferred tax assets and tax credits. Dependent upon the revenue needs of the jurisdictions in which our businesses operate, various tax and fee increases may be proposed or considered. We cannot predict changes in tax law or regulation or the effect of any such changes on our businesses. Any such changes could increase tax expense and could have a significant negative impact on our results of operations and cash flows. The effects of the TCJA have been reflected in our financial statements, and we continue to evaluate the application of the law in calculating income tax expense.

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

Our operating revenues could fluctuate on a seasonal basis, especially as a result of extreme weather conditions, including conditions caused or exacerbated by climate change.

Our businesses are subject to seasonal demand cycles. For example, in some markets demand for, and market prices of, electricity peak during hot summer months, while in other markets such peaks occur in cold winter months. As a result, our overall operating results may fluctuate substantially on a seasonal basis if weather conditions diverge adversely from seasonal norms. The effects of climate change may accelerate or magnify fluctuations in our operating results.

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

Climate change may produce changes in weather or other environmental conditions, including temperature or precipitation levels, and thus may impact consumer demand for electricity. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods, and other climatic events, could disrupt our operations and cause us to incur significant costs to prepare for or respond to these effects. These or other meteorological changes could lead to increased operating costs, capital expenses or power purchase costs. Greenhouse gas regulation could increase the cost of electricity, particularly power generated by fossil fuels, and such increases could have a depressive effect on regional economies. Reduced economic and consumer activity in our service areas -- both generally and specific to certain industries and consumers accustomed to previously lower cost power -- could reduce demand for the power we generate, market and deliver. Also, demand for our energy-related services could be similarly lowered by consumers' preferences or market factors favoring energy efficiency, low-carbon power sources or reduced electricity usage. The Registrants' responses to such climate-related risks include compliance with evolving governmental policy and developing and implementing strategies designed to meet net zero carbon emissions goals, which may affect our financial condition, results of operations or cash flows.

We cannot predict the outcome of legal proceedings or investigations related to our businesses in which we are periodically involved. An unfavorable outcome or determination in any of these matters could have a material adverse effect on our financial condition, results of operations or cash flows.

We are involved in legal proceedings, claims and litigation and periodically are subject to state and federal investigations arising out of our business operations, the most significant of which are summarized in Item 1. Business and "Regulatory Matters" in Note 7 to the Financial Statements and in "Legal Matters" and "Regulatory Issues" in Note 14 to the Financial Statements. We cannot predict the ultimate outcome of these matters, nor can we reasonably estimate the costs or liabilities that could potentially result from a negative outcome in each case.

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

We may incur liabilities in connection with divestitures.

In connection with various divestitures, and certain other transactions, we have indemnified or guaranteed parties against certain liabilities. These indemnities and guarantees relate, among other things, to liabilities which may arise with respect to the period during which we or our subsidiaries operated a divested business, and to certain ongoing contractual relationships and entitlements with respect to which we or our subsidiaries made commitments in connection with the divestiture. See "Guarantees and Other Assurances" in Note 14 to the Financial Statements.

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

War, terrorist attacks and unrest have caused and may continue to cause instability in the world's financial and commercial markets. In addition, unrest could lead to acts of terrorism in the United States or elsewhere, and acts of terrorism could be directed against companies such as ours. Armed conflicts and terrorism and their effects on us or our markets may significantly affect our business and results of operations in the future. In addition, we may incur increased costs for security, including additional physical plant security and security personnel or increased capability following a terrorist incident.

We are subject to counterparty performance, credit or other risk in the provision of goods or services to us, which could adversely affect our ability to operate our facilities or conduct business activities.

We purchase from a variety of suppliers energy, capacity, fuel, natural gas, transmission service and certain commodities used in the physical operation of our businesses, as well as goods or services, including information technology rights and services, used in the administration of our businesses. Delivery of these goods and services is dependent on the continuing operational performance and financial viability of our contractual counterparties and also the markets, infrastructure or third parties they use to provide such goods and services to us. As a result, we are subject to risks of disruptions, curtailments or increased costs in the operation of our businesses if such goods or services are unavailable or become subject to price spikes or if a counterparty fails to perform. Such disruptions could adversely affect our ability to operate our facilities or deliver services and collect revenues, which could result in lower sales and/or higher costs and thereby adversely affect our results of operations. The performance of coal markets and producers may be the subject of increased counterparty risk to LG&E and KU currently due to weaknesses in such markets and suppliers. The coal industry is subject to increasing competitive pressures from natural gas markets, political pressures and new or more stringent environmental regulation, including regulation of combustion byproducts and water inputs or discharges.

We are subject to the risk that our workforce and its knowledge base may become depleted in coming years.

We experience attrition due primarily to retiring employees, with the risk that critical knowledge will be lost and that it may be difficult to replace departed personnel, and to attract and retain new personnel, with appropriate skills and experience.

ITEM 1B. UNRESOLVED STAFF COMMENTS

PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

ITEM 2. PROPERTIES

Kentucky Regulated Segment (PPL, LG&E and KU)

LG&E's and KU's properties consist primarily of regulated generation facilities, electricity transmission and distribution assets and natural gas transmission and distribution assets in Kentucky. The capacity of generation units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances. The electricity generating capacity at December 31, 2021 was:

		LG&E		KU
Primary Fuel/Plant	Total MW Capacity Summer	% Ownership or Other Interest	Ownership or Other Interest in MW	% Ownership or Other Interest	Ownership or Other Interest in MW
Coal
Ghent - Units 1- 4	1,919			100.00	1,919
Mill Creek - Units 1- 4	1,465	100.00	1,465
E.W. Brown - Unit 3	412			100.00	412
Trimble County - Unit 1 (a)	493	75.00	370
Trimble County - Unit 2 (a)	732	14.25	104	60.75	445
	5,021		1,939		2,776
Natural Gas/Oil
E.W. Brown Unit 5 (b)	130	53.00	69	47.00	61
E.W. Brown Units 6 - 7	292	38.00	111	62.00	181
E.W. Brown Units 8 - 11 (b)	484			100.00	484
Trimble County Units 5 - 6	318	29.00	92	71.00	226
Trimble County Units 7 - 10	636	37.00	235	63.00	401
Paddy's Run Unit 12	23	100.00	23
Paddy's Run Unit 13	147	53.00	78	47.00	69
Haefling - Units 1 - 2	24			100.00	24
Cane Run Unit 7	662	22.00	146	78.00	516
	2,716		754		1,962
Hydro
Ohio Falls - Units 1-8	64	100.00	64
Dix Dam - Units 1-3	32			100.00	32
	96		64		32
Solar
E.W. Brown Solar (c)	8	39.00	3	61.00	5

Total	7,841		2,760		4,775

(a)Trimble County Unit 1 and Trimble County Unit 2 are jointly owned with Illinois Municipal Electric Agency and Indiana Municipal Power Agency. Each owner is entitled to its proportionate share of the units' total output and funds its proportionate share of capital, fuel and other operating costs. See Note 13 to the Financial Statements for additional information.
(b)There is an inlet air cooling system attributable to these units. This inlet air cooling system is not jointly owned; however, it is used to increase production on the units to which it relates, resulting in an additional 12 MW of capacity for LG&E and an additional 86 MW of capacity for KU.
(c)This unit is a 10 MW facility and achieves such production. The 8 MW solar facility summer capacity rating is reflective of an average expected output across the peak hours during the summer period based on average weather conditions at the solar facility.

For a description of LG&E's and KU's service areas, see "Item 1. Business - General - Segment Information - Kentucky Regulated Segment." At December 31, 2021, LG&E's and KU's electricity transmission and distribution systems and LG&E's natural gas transmission and distribution systems were:

	LG&E		KU
	Distribution	Transmission	Distribution	Transmission
Electricity System
Substations (a)	96	77	460	211
Capacity (in millions of kVA)	5	8	8	15
Overhead lines (circuit miles)	3,883	669	14,046	4,056
Underground lines (circuit miles)	2,753	—	2,699	—

Natural Gas System
Distribution mains (miles)	4,418	—	—	—
Transmission pipeline (miles)	—	233	—	—
Transmission storage lines (miles)	—	118	—	—
Combustion turbine lines (miles)	—	19	—	12
Storage fields	—	5	—	—
Storage field capacity (Bcf)	—	15	—	—

(a)191 substations (61 at LG&E and 130 at KU) are shared between the distribution and transmission systems.

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

Pennsylvania Regulated Segment (PPL and PPL Electric)

For a description of PPL Electric's service area, see "Item 1. Business - General - Segment Information - Pennsylvania Regulated Segment." PPL Electric has electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners. At December 31, 2021, PPL Electric's transmission system includes 51 substations with a total capacity of 31 million kVA and 5,400 circuit miles in service. PPL Electric's distribution system includes 352 substations with a total capacity of 14 million kVA, 36,488 circuit miles of overhead lines and 8,714 underground circuit miles. All of PPL Electric's facilities are located in Pennsylvania. Substantially all of PPL Electric's distribution properties and certain transmission properties are subject to the lien of the PPL Electric 2001 Mortgage Indenture. See Note 8 to the Financial Statements for additional information.

ITEM 3. LEGAL PROCEEDINGS

See Notes 6, 7, 9 and 14 to the Financial Statements for information regarding legal, tax and regulatory matters and proceedings.

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

PPL Corporation

Additional information for this item is set forth in the sections entitled "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Shareowner and Investor Information" of this report. At January 31, 2022 there were 48,597 common stock shareowners of record.

The following table provides information about PPL's purchases of equity securities that are registered by PPL Corporation pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended December 31, 2021:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (a)
October 1 to October 31, 2021	8,257,699	$28.60	8,257,699	$2,450,000,033
November 1 to November 30, 2021	11,453,324	28.65	11,453,324	2,121,807,982
December 1 to December 31, 2021	4,309,556	28.76	4,309,556	1,997,876,503
Total	24,020,579	$28.65	24,020,579	$1,997,876,503

(a)PPL Corporation's Board of Directors approved a share repurchase plan in August 2021. See "Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial and Operational Developments - Share Repurchases" for additional information.

PPL Electric Utilities Corporation

There is no established public trading market for PPL Electric's common stock, as PPL owns 100% of the outstanding common shares. Dividends paid to PPL on those common shares are determined by PPL Electric's Board of Directors. PPL Electric paid common stock dividends to PPL of $334 million in 2021 and $400 million in 2020.

Louisville Gas and Electric Company

There is no established public trading market for LG&E's common stock, as LKE owns 100% of the outstanding common shares. Dividends paid to LKE on those common shares are determined by LG&E's Board of Directors. LG&E paid common stock dividends to LKE of $192 million in 2021 and $161 million in 2020.

Kentucky Utilities Company

There is no established public trading market for KU's common stock, as LKE owns 100% of the outstanding common shares. Dividends paid to LKE on those common shares are determined by KU's Board of Directors. KU paid common stock dividends to LKE of $250 million in 2021 and $200 million in 2020.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

[Reserved]

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

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing 2021 with 2020. For PPL, "Results of Operations" also includes "Segment Earnings" and "Adjusted Gross Margins," which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure.

•"Financial Condition - Liquidity and Capital Resources" provides an analysis of the Registrants' liquidity positions and credit profiles. This section also includes a discussion of forecasted sources and uses of cash and rating agency actions.

•"Financial Condition - Risk Management" provides an explanation of the Registrants' risk management programs relating to market and credit risk.

•"Application of Critical Accounting Policies" provides an overview of the accounting policies that are particularly important to the results of operations and financial condition of the Registrants and that require their management to make significant estimates, assumptions and other judgments of inherently uncertain matters.

For comparison of the Registrants’ results of operations and cash flows for the years ended December 31, 2020 to December 31, 2019, refer to “Item 7. Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2020 Form 10-K, filed with the SEC on February 18, 2021.

Overview

For a description of the Registrants and their businesses, see "Item 1. Business."

Business Strategy

(All Registrants)

PPL operates three fully regulated high-performing utilities. These utilities are located in Pennsylvania and Kentucky, constructive regulatory jurisdictions with distinct regulatory structures and customer classes.

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

Central to PPL's and the other Registrants' strategy is recovering capital project costs efficiently through various rate-making mechanisms, including periodic base rate case proceedings using forward test years, annual FERC formula rate mechanisms and other regulatory agency-approved recovery mechanisms designed to limit regulatory lag. In Kentucky, the KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, and gas supply clause) and recovery on construction work-in-progress that reduce regulatory lag and provide timely recovery of and return on, as appropriate, prudently incurred costs. In Pennsylvania, the FERC transmission formula rate, DSIC mechanism, Smart Meter Rider and other recovery mechanisms operate to reduce regulatory lag and provide for timely recovery of and a return on, as appropriate, prudently incurred costs.

In March 2021, PPL entered into definitive agreements that strategically reposition the company as a U.S.-based energy company focused on building the utilities of the future. These transactions are intended to strengthen PPL’s credit metrics, enhance long-term earnings growth and predictability, and provide the company with greater financial flexibility to invest in sustainable energy solutions. See Note 9 to the Financial Statements, and the "Sale of the U.K. Utility Business" and "Share Purchase Agreement to Acquire Narragansett Electric" discussions in "Financial and Operational Developments" below for additional information.

Financial and Operational Developments

(PPL)

Sale of the U.K. Utility Business

On March 17, 2021, PPL WPD Limited (WPD Limited) entered into a share purchase agreement (WPD SPA) to sell PPL's U.K. utility business to National Grid Holdings One plc (National Grid U.K.), a subsidiary of National Grid plc. Pursuant to the WPD SPA, National Grid U.K. would acquire 100% of the issued share capital of PPL WPD Investments Limited (WPD Investments) for £7.8 billion in cash. WPD Limited would also receive an additional amount of £548,000 for each day during the period from January 1, 2021 to the closing date if the dividends usually declared by WPD Investments to WPD Limited were not paid for that period.

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

Share Purchase Agreement to Acquire Narragansett Electric

On March 17, 2021, PPL and its subsidiary, PPL Energy Holdings, entered into a share purchase agreement (Narragansett SPA) with National Grid USA (National Grid U.S.), a subsidiary of National Grid plc, to acquire 100% of the outstanding shares of common stock of Narragansett Electric for approximately $3.8 billion in cash. On May 3, 2021, an Assignment and Assumption Agreement was entered into by PPL, PPL Energy Holdings, PPL Rhode Island Holdings and National Grid U.S. whereby certain interests of PPL Energy Holdings in the Narragansett SPA were assigned to and assumed by PPL Rhode Island Holdings. Pursuant to that Assignment and Assumption Agreement, PPL Rhode Island Holdings became the purchasing entity under the Narragansett SPA. The acquisition is expected to be funded with proceeds from the sale of the U.K. utility business. PPL has agreed to guarantee all obligations of PPL Energy Holdings and PPL Rhode Island Holdings under the Narragansett SPA and the related Assignment and Assumption Agreement.

The closing of the acquisition is subject to the receipt of certain U.S. regulatory approvals or waivers, and other customary conditions to closing. To date, several required regulatory approvals or waivers have been received, though the order granting the waiver by the Massachusetts Department of Public Utilities is subject to a pending appeal. See Note 9 to the Financial Statements for additional information regarding the current status of this appeal. PPL anticipates receiving a final order from the Rhode Island Division of Public Utilities and Carriers with respect to the acquisition by March 2022. The regulatory approvals remain subject to any applicable appeal periods. The consummation of the transaction is not subject to a financing condition.

See Note 9 to the Financial Statements for additional information on the Narragansett SPA.

Debt Redemption

PPL Capital Funding paid $3.883 billion to tender and/or redeem an aggregate total of $3.484 billion of outstanding debt during 2021, resulting in a loss on extinguishment of $395 million for the year ended December 31, 2021. See "Long Term Debt" in Note 8 to the Financial Statements for additional information.

Share Repurchases

PPL's Board of Directors authorized share repurchases of up to $3 billion of PPL common shares. During 2021, PPL repurchased 34.8 million shares at a cost of $1.0 billion. See "Equity Securities" in Note 8 to the Financial Statements for additional information.

LKE Debt Redemption

On July 1, 2021, LKE redeemed, at par, its $250 million 4.375% Senior Notes due 2021 and on July 9, 2021, LKE filed a Form 15 with the SEC to suspend its duty to file reports under sections 13 and 15(d) of the Securities Exchange Act of 1934. As a result, beginning with the June 30, 2021 Form 10-Q, LKE was no longer reported as a Registrant.

U.K. Corporation Tax Rate Change

In 2021, the U.K. Finance Act 2021 increased the U.K. corporation tax rate from 19% to 25%, effective April 1, 2023. The primary impact of the corporation tax rate increase was an increase in deferred tax liabilities of the U.K. utility business, which was sold on June 14, 2021, and a corresponding deferred tax expense of $383 million, which was recognized in continuing operations in the second quarter of 2021.

Regulatory Requirements

(All Registrants)

The Registrants cannot predict the impact that future regulatory requirements may have on their financial condition or results of operations.

Environmental Considerations for Coal-Fired Generation (PPL, LG&E and KU)

The businesses of LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, and ELGs. See Notes 7, 14 and 20 to the Financial Statements for a discussion of these significant environmental matters. These and other environmental requirements led PPL, LG&E and KU to retire approximately 1,200 MW of coal-fired generating plants in Kentucky since 2010. As part of the long-term generation planning process, LG&E and KU evaluate a range of factors including the impact of potential stricter environmental regulations, fuel price scenarios, the cost of replacement generation, continued operations and major maintenance costs and the risk of major equipment failures in determining when to retire generation assets. As a result of environmental requirements and aging infrastructure, LG&E anticipates retiring two older coal-fired units at the Mill Creek Plant and KU anticipates retiring one coal-fired unit at the E.W. Brown plant. Mill Creek Unit 1 has 300 MW of capacity and is expected to be retired in 2024. Mill Creek Unit 2 and E.W. Brown Unit 3 have capacities of 297 MW and 412 MW and are expected to be retired in 2028. LG&E and KU anticipate earning recovery of and return on any remaining net book value of these assets through the Retired Asset Recovery (RAR) rider. See Note 7 to the Financial Statements for additional information related to the RAR rider.

PPL Electric Transmission Formula Rate Return on Equity (PPL and PPL Electric)

On May 21, 2020, PP&L Industrial Customer Alliance (PPLICA) filed a complaint with the FERC alleging that PPL Electric's base return on equity (ROE) of 11.18% used to determine PPL Electric's formula transmission rate was unjust and unreasonable.

On August 20, 2021, PPL Electric entered into a settlement agreement (the Settlement) with PPLICA and all other parties, including intervenors, with respect to the complaint filed by PPLICA on May 21, 2020.

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

In 2021, PPL Electric recorded a revenue reduction of $78 million ($55 million after-tax), of which $73 million ($52 million after-tax) represents revenue subject to refund for the period May 21, 2020 through November 30, 2021. The reduction recorded includes $28 million ($20 million after-tax) related to the period from May 21, 2020 to December 31, 2020. The $73 million of revenue to be refunded will be returned to customers from January 1, 2022 through May 31, 2022 and is based on the difference between charges that were calculated using the ROE in effect at the time and charges calculated using the revised ROE provided for the Settlement, plus interest at the FERC interest rate.

The FERC approved the Settlement on November 5, 2021. Interim rates reflecting the agreed-to-base ROE in the Settlement were effective December 1, 2021.

FERC Transmission Rate Filing (PPL, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the D.C. Circuit Court of Appeals regarding FERC's orders on the elimination of the mitigation and required transition mechanism. Oral arguments in the appellate proceeding occurred on February 14, 2022. LG&E and KU cannot predict the outcome of the respective appellate and FERC proceedings. LG&E and KU currently receive recovery of the waivers and credits provided through other rate mechanisms and such rate recovery would be anticipated to be adjusted consistent with potential changes or terminations of the waivers and credits, as such become effective.

Rate Case Proceedings

(PPL, LG&E and KU)

On November 25, 2020, LG&E and KU filed requests with the KPSC for an increase in annual electricity and gas revenues of approximately $331 million ($131 million and $170 million in electricity revenues at LG&E and KU and $30 million in gas revenues at LG&E). The revenue increases represented an increase of 11.6% and 10.4% in electricity revenues at LG&E and KU, and an increase of 8.3% in gas revenues at LG&E. In recognition of the economic impact of COVID-19, LG&E and KU requested approval of a one-year billing credit which will credit customers approximately $53 million ($41 million at LG&E and $12 million at KU). The billing credit represents the return to customers of certain regulatory liabilities on LG&E’s and KU’s Balance Sheets and serves to partially mitigate the rate increases during the first year in which the new rates are in effect.

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

On June 30, 2021 and December 6, 2021, the KPSC issued orders approving the proposed agreement filed in April 2021, with certain modifications. The orders provided for increases in annual revenues of $207 million ($74 million and $110 million in electricity revenues at LG&E and KU and $23 million in gas revenues at LG&E) based on an authorized return on equity of

9.425%. The orders grant an authorized 9.35% return on equity for the ECR and GLT mechanisms and do not modify the requested one-year billing credit. The orders approved the CPCN to deploy Advanced Metering Infrastructure and provide regulatory asset treatment for the remaining net book value of legacy meters upon full implementation of the Advanced Metering Infrastructure program. The orders also approved the establishment of a Retired Asset Recovery (RAR) rider to provide for recovery of and return on the remaining investment in certain electric generating units upon their retirement over a ten-year period following retirement. In respect of the RAR rider, LG&E and KU continue to use currently approved depreciation rates for Mill Creek Units 1 and 2 and Brown Unit 3. The orders also approved a four-year "stay out" commitment from LG&E and KU to refrain from effective base rate increases before July 1, 2025, subject to certain exceptions. On September 24, 2021, the KPSC issued orders providing adjustments to previous net metering proposals. These adjustments did not impact the annual revenue increases.

(KU)

On August 31, 2021, KU filed a request with the VSCC for an annual increase in Virginia base electricity rates of approximately $12 million. KU's request is based on an authorized 10.4% return on equity. A hearing on the matter is scheduled for March 17, 2022. Subject to regulatory review and approval, new rates would become effective June 1, 2022.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on PPL's Statements of Income, comparing 2021 with 2020. The "Segment Earnings" and "Adjusted Gross Margins" discussions for PPL provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure.

(PPL Electric, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing 2021 with 2020. The results of operations section for PPL Electric, LG&E and KU is presented in a reduced disclosure format in accordance with General Instructions (I)(2)(a) of Form 10-K.

PPL: Statement of Income Analysis, Segment Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2021	2020	2021 vs. 2020
Operating Revenues	$5,783	$5,474	$309
Operating Expenses
Operation
Fuel	710	632	78
Energy purchases	752	634	118
Other operation and maintenance	1,608	1,420	188
Depreciation	1,082	1,022	60
Taxes, other than income	207	180	27
Total Operating Expenses	4,359	3,888	471
Other Income (Expense) - net	15	2	13
Interest Expense	918	634	284
Income (Loss) from Continuing Operations Before Income Taxes	521	954	(433)
Income Taxes	503	314	189
Income (Loss) from Continuing Operations After Income Taxes	18	640	(622)
Income (Loss) from Discontinued Operations (net of income taxes) (Note 9)	(1,498)	829	(2,327)
Net Income (Loss)	$(1,480)	$1,469	$(2,949)

Operating Revenues

The increase (decrease) in operating revenues was due to:

2021 vs. 2020
PPL Electric distribution volume	$19
PPL Electric PLR (a)	83
PPL Electric transmission formula rate (b)	(35)
LG&E fuel and other energy prices (c)	53
LG&E volumes (d)	25
LG&E retail rates (e)	46
LG&E Economic relief billing credit, net of amortization of $9	(12)
KU fuel and other energy prices (c)	43
KU volumes (d)	27
KU retail rates (e)	53
Other	7
Total	$309

(a)    The increase was primarily the result of higher energy prices and higher customer usage, partially offset by higher volumes of shopping customers.
(b)    The decrease was primarily due to a reduction in the transmission formula rate return on equity and a lower PPL zonal peak load billing factor, partially offset by returns on additional transmission capital investments and return of related depreciation expense. See Note 7 to the Financial Statements for additional information on the transmission formula rate return on equity reduction.
(c)    The increases were primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs.
(d)    The increases were primarily due to favorable weather.
(e)    The increases were due to new base rates approved by the KPSC effective July 1, 2021.

Fuel

Fuel increased $78 million in 2021 compared with 2020, primarily due to a $59 million increase at KU due to a $39 million increase in commodity costs and a $19 million increase in volumes driven by weather as well a $19 million increase at LG&E due to a $10 million increase in volumes driven by weather and an $8 million increase in commodity costs.

Energy Purchases

Energy purchases increased $118 million in 2021 compared with 2020, primarily due to a $75 million increase at PPL Electric due to higher PLR prices of $40 million and higher PLR volumes of $28 million, and a $42 million increase at LG&E primarily due to a $35 million increase in commodity costs and a $6 million increase in gas volumes driven by weather.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

2021 vs. 2020
PPL Electric storm costs	$20
PPL Electric inventory adjustments	9
PPL Electric universal service programs	13
LG&E plant operations and maintenance	10
KU plant outages	8
KU plant operations and maintenance	6
KU distribution operations and maintenance	5
KU transmission operations and maintenance	6
Solar panel impairment (Note 1)	37
Charges related to the acquisition of Narragansett Electric	26
Charges related to the sale of the U. K. utility business	8
Stock compensation expense	6
Payroll-related	6
Other	28
Total	$188

Depreciation

The increase (decrease) in depreciation was due to:

2021 vs. 2020
Additions to PP&E, net	$36
Depreciation rate change effective July 2021	11
Cost of removal and salvage amortization	12
Other	1
Total	$60

Taxes, Other Than Income

The increase (decrease) in taxes, other than income was due to:

2021 vs. 2020
State gross receipts tax (a)	$13
Domestic property tax expense	10
Other	4
Total	$27

(a)The increase was primarily due to a favorable settlement of 2008 - 2010 gross receipts tax assessments in 2020.

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net was due to:

2021 vs. 2020
Defined benefit plans - non-service credits (Note 12)	$23
Charitable contributions	(11)
Other	1
Total	$13

Interest Expense

The increase (decrease) in interest expense was due to:

2021 vs. 2020
Loss on extinguishment of debt (Note 8)	$395
Long-term debt interest	(93)
Other	(18)
Total	$284

Income Taxes

The increase (decrease) in income taxes was due to:

2021 vs. 2020
Change in pre-tax income	$(116)
Valuation allowance adjustments (a)	24
Federal and state income tax return adjustments	6
Impact of the U.K. Finance Acts on deferred tax balances (b)	282
Amortization of excess deferred federal and state income taxes	(11)
Other	4
Total	$189

(a)In 2021, PPL recorded a $31 million state deferred tax benefit on a net operating loss and an offsetting valuation allowance in connection with the loss on extinguishment associated with a tender offer to purchase and retire PPL Capital Funding's outstanding Senior Notes. See Note 8 for additional information on the tender offer.
(b)The U.K. corporation tax rate was scheduled to be reduced from 19% to 17%, effective April 1, 2020. In 2020, the U.K. Finance Act 2020 cancelled the tax rate reduction to 17%, thereby maintaining the corporation tax rate at 19% for financial years 2020 and 2021. The primary impact of the cancellation of the corporation tax rate reduction was an increase in deferred tax liabilities and a corresponding deferred tax expense of $106 million. In 2021, the U.K. Finance Act 2021 increased the U.K. corporation tax rate from 19% to 25%, effective April 1, 2023. The primary impact of the corporation tax rate increase was an increase in deferred tax liabilities of the U.K. utility business, which was sold on June 14, 2021, and a corresponding deferred tax expense of $383 million.

See Note 6 to the Financial Statements for additional information on income taxes.

Income (Loss) from Discontinued Operations (net of income taxes)

Income (loss) from discontinued operations (net of income taxes) decreased $2,327 million in 2021 compared with 2020. The decrease was attributable primarily to the 2021 loss on sale of the U.K. utility business of $1,609 million and an increase in income tax expense of $571 million. See "Discontinued Operations" in Note 9 to the Financial Statements for summarized results of the operations of the U.K. utility business.

Segment Earnings

PPL's Net Income by reportable segments was as follows:

			Change
	2021	2020	2021 vs. 2020
Kentucky Regulated	$468	$418	$50
Pennsylvania Regulated	445	497	(52)
Corporate and Other (a)(b)	(895)	(275)	(620)
Discontinued Operations (c)	(1,498)	829	(2,327)
Net Income	$(1,480)	$1,469	$(2,949)

(a)Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results.
(b)The amount for 2020 has been adjusted for certain costs that were previously included in the U.K. Regulated segment.
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
•    Other charges or credits that are, in management's view, non-recurring or otherwise not reflective of the company's ongoing operations.

PPL's Earnings from Ongoing Operations by reportable segment were as follows:

			Change
	2021	2020	2021 vs. 2020
Kentucky Regulated	$465	$423	$42
Pennsylvania Regulated	465	498	(33)
Corporate and Other (a)	(124)	(147)	23
Earnings from Ongoing Operations	$806	$774	$32

(a)The amount for 2020 has been adjusted for certain costs that were previously included in the U.K. Regulated segment.

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LG&E's and KU's regulated electricity generation, transmission and distribution operations, as well as LG&E's regulated distribution and sale of natural gas.

Net Income and Earnings from Ongoing Operations include the following results:

			Change
	2021	2020	2021 vs. 2020
Operating revenues	$3,348	$3,106	$242
Fuel	710	632	78
Energy purchases	186	143	43
Other operation and maintenance	905	834	71
Depreciation	647	606	41
Taxes, other than income	87	77	10
Total operating expenses	2,535	2,292	243
Other Income (Expense) - net	(2)	2	(4)
Interest Expense	196	223	(27)
Interest Expense with Affiliate (a)	53	77	(24)
Income Taxes	94	98	(4)
Net Income	468	418	50
Less: Special Items	3	(5)	8
Earnings from Ongoing Operations	$465	$423	$42

(a)Borrowings between LKE and PPL were $2,166 million and $1,451 million as of December 31, 2021 and 2020.

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations:

	Income Statement Line Item	2021	2020
Valuation allowance adjustment (a)	Income taxes	$4	$—
Strategic corporate initiatives, net of tax of $0, $0 (b)	Other Income (Expense)	(1)	—
COVID-19 impact, net of tax of $0, $2 (c)	Other operation and maintenance	—	(5)
Total		$3	$(5)

(a)Adjustment of valuation allowances related to certain tax credits recorded in 2017 as a result of the TCJA.
(b)Costs incurred related to PPL's strategic repositioning.
(c)Incremental costs for outside services, customer payment processing, personal protective equipment and other safety related actions associated with the COVID-19 pandemic.

The changes in the components of the Kentucky Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Kentucky Adjusted Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line item.

2021 vs. 2020
Kentucky Adjusted Gross Margins	$174
Other operation and maintenance	(81)
Depreciation	(90)
Taxes, other than income	(11)
Other Income (Expense) - net	(3)
Interest Expense	27
Interest Expense with Affiliate	24
Income Taxes	2
Earnings from Ongoing Operations	42
Special Items, after-tax	8
Net Income	$50

•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Kentucky Adjusted Gross Margins.

•Higher other operation and maintenance expense in 2021 compared to 2020, primarily due to a $24 million increase in administrative and general expenses, an $18 million increase in plant operations and maintenance, an $8 million increase in electric distribution operations and maintenance, a $7 million increase in plant outage expenses, a $6 million increase in electric transmission operations and maintenance, a $6 million increase due to certain ECR and GLT expenses transferred to base rates as a result of the 2020 Kentucky rate case and various support costs and other items that were not individually significant.

•Higher depreciation expense in 2021 compared to 2020, primarily due to a $60 million increase related to certain ECR and GLT depreciation expenses transferred to base rates as a result of the 2020 Kentucky rate case, a $21 million increase due to additional assets placed into service, net of retirements and a $9 million increase due to higher depreciation rates, effective July 1, 2021.

•Lower interest expense, inclusive of affiliate interest, in 2021 compared to 2020, primarily due to $40 million of interest costs allocated to the Kentucky regulated segment in 2020 that were not allocated in 2021 and a $7 million decrease due to lower interest rates.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

Net Income and Earnings from Ongoing Operations include the following results:

			Change
	2021	2020	2021 vs. 2020
Operating revenues	$2,402	$2,330	$72
Energy purchases	566	491	75
Other operation and maintenance	557	513	44
Depreciation	424	403	21
Taxes, other than income	120	107	13
Total operating expenses	1,667	1,514	153
Other Income (Expense) - net	26	20	6
Interest Expense	162	172	(10)
Income Taxes	154	167	(13)
Net Income	445	497	(52)
Less: Special Items	(20)	(1)	(19)
Earnings from Ongoing Operations	$465	$498	$(33)

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations:

	Income Statement Line Item	2021	2020
Transmission formula rate return on equity settlement, net of tax of $8, $0 (a)	Operating revenues	$(20)	$—
COVID-19 impact, net of tax of $0, $0 (b)	Other operation and maintenance	—	(1)
Total		$(20)	$(1)

(a)Represents the portion of the revenue reduction recognized in the December 31, 2021, Statement of Income related to the period from May 21, 2020 through December 31, 2020. See Note 7 to the Financial Statements for additional information.
(b)Incremental costs for outside services, personal protective equipment and other safety related actions associated with the COVID-19 pandemic.

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Pennsylvania Adjusted Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line items.

2021 vs. 2020
Pennsylvania Adjusted Gross Margins	$—
Other operation and maintenance	(24)
Depreciation	(22)
Taxes, other than income	(8)
Other Income (Expense) - net	6
Interest Expense	10
Income Taxes	5
Earnings from Ongoing Operations	(33)
Special Items, after-tax	(19)
Net Income	$(52)

•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Pennsylvania Adjusted Gross Margins.

•Higher other operation and maintenance expense in 2021 compared with 2020 primarily due to an increase in Corporate support costs.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations, and a reconciliation to PPL's "Net Income" for the years ended December 31:

	2021
	KY Regulated	PA Regulated	Corporate and Other	Discontinued Operations (a)	Total
Net Income	$468	$445	$(895)	$(1,498)	$(1,480)
Less: Special Items (expense) benefit:
Income (loss) from Discontinued Operations (a)	—	—	—	(1,502)	(1,502)
Talen litigation costs, net of tax of $4 (b)	—	—	(16)	—	(16)
Strategic corporate initiatives, net of tax of $0, $0, $2 (c)	(1)	—	(8)	—	(9)
Valuation allowance adjustment (d)	4	—	(4)	4	4
Transmission formula rate return on equity settlement, net of tax of $8	—	(20)	—	—	(20)
Acquisition integration, net of tax of $6 (e)	—	—	(22)	—	(22)
U.K. tax rate change (f)	—	—	(383)	—	(383)
Solar panel impairment, net of tax of $9 (g)	—	—	(26)	—	(26)
Loss on early extinguishment of debt, net of tax of $83 (h)	—	—	(312)	—	(312)
Total Special Items	3	(20)	(771)	(1,498)	(2,286)
Earnings from Ongoing Operations	$465	$465	$(124)	$—	$806

	2020
	KY Regulated	PA Regulated	Corporate and Other (j)	Discontinued Operations (a)	Total
Net Income	$418	$497	$(275)	829	$1,469
Less: Special Items (expense) benefit:
Income (loss) from Discontinued Operations (a)	—	—	—	829	829
Talen litigation costs, net of tax of $3 (b)	—	—	(13)	—	(13)
COVID-19 impact, net of tax of $2, $0, $0	(5)	(1)	(1)	—	(7)
U.K. tax rate change (f)	—	—	(102)	—	(102)
Strategic corporate initiatives, net of tax of $2 (c)	—	—	(6)	—	(6)
Executive retirement benefits, net of tax of $2 (i)	—	—	(6)	—	(6)
Total Special Items	(5)	(1)	(128)	829	695
Earnings from Ongoing Operations	$423	$498	$(147)	$—	$774

(a)See Note 9 to the Financial Statements for additional information.
(b)PPL incurred legal expenses related to litigation with its former affiliate, Talen Montana. See Note 14 to the Financial Statements for additional information.

(c)Costs incurred for 2021 are related to the sale of the U.K. utility business and PPL’s strategic repositioning. Costs incurred for 2020 are related to the process to sell the U.K. utility business.
(d)Adjustment of valuation allowances related to certain tax credits recorded in 2017 as a result of the TCJA.
(e)Costs related to the integration of Narragansett Electric. See Note 9 to the Financial Statements for additional information.
(f)Impact of the U.K. Finance Acts on deferred tax balances. See Note 6 to the Financial Statements for additional information.
(g)See Note 1 to the Financial Statements for additional information.
(h)See Note 8 to the Financial Statements for additional information.
(i)Settlement charge from the remeasurement of the projected benefit obligation for the PPL Supplemental Executive Retirement Plan related to a lump-sum payment made to a former PPL executive.
(j)The amounts for 2020 have been adjusted for certain costs that were previously included in the U.K. Regulated segment.

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

Changes in Adjusted Gross Margins

The following table shows Adjusted Gross Margins by PPL's reportable segment and by component, as applicable, for the year ended December 31 as well as the changes between periods. The factors that gave rise to the changes are described following the table.

			Change
	2021	2020	2021 vs. 2020
Kentucky Regulated
Kentucky Adjusted Gross Margins	$2,255	$2,081	$174

Pennsylvania Regulated
Pennsylvania Adjusted Gross Margins
Distribution	$915	$907	$8
Transmission	674	682	(8)
Total Pennsylvania Adjusted Gross Margins	$1,589	$1,589	$—

Kentucky Adjusted Gross Margins

Kentucky Adjusted Gross Margins increased in 2021 compared with 2020, primarily due to higher base rates of $99 million, environmental and gas cost recoveries added to base rates of $66 million, $15 million of higher sales volumes primarily due to weather, and $9 million of higher commercial and industrial demand primarily due to the impacts of COVID-19 in 2020, partially offset by $17 million of lower adjusted gross margins as a result of the economic relief billing credit, net of amortization.

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

Pennsylvania Adjusted Gross Margins

Distribution

Distribution Adjusted Gross Margins increased in 2021 compared with 2020. Higher sales volumes of $13 million were partially offset by $8 million of lower returns on distribution system improvement capital investments.

Transmission

Transmission Adjusted Gross Margins decreased in 2021 compared with 2020, primarily due to a $28 million decrease as a result of a lower PPL zonal peak load billing factor and a $50 million decrease due to a reduction in the transmission formula rate return on equity. Partially offsetting these unfavorable items was $48 million of returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability and $20 million return of related depreciation expense. See Note 7 to the Financial Statements for additional information on the transmission formula rate return on equity reduction.

Reconciliation of Adjusted Gross Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the years ended December 31:

	2021
	Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$3,348	$2,430	$5	$5,783
Operating Expenses
Fuel	710	—	—	710
Energy purchases	186	566	—	752
Other operation and maintenance	88	111	1,409	1,608
Depreciation	105	52	925	1,082
Taxes, other than income	4	112	91	207
Total Operating Expenses	1,093	841	2,425	4,359
Total	$2,255	$1,589	$(2,420)	$1,424

	2020
	Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$3,106	$2,331	$37	$5,474
Operating Expenses
Fuel	632	—	—	632
Energy purchases	143	491	—	634
Other operation and maintenance	91	91	1,238	1,420
Depreciation	154	53	815	1,022
Taxes, other than income	5	107	68	180
Total Operating Expenses	1,025	742	2,121	3,888
Total	$2,081	$1,589	$(2,084)	$1,586

(a)Represents amounts excluded from Adjusted Gross Margins.
(b)As reported on the Statements of Income.

PPL Electric: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2021	2020	2021 vs. 2020
Operating Revenues	$2,402	$2,331	$71
Operating Expenses
Operation
Energy purchases	566	491	75
Other operation and maintenance	557	513	44
Depreciation	424	403	21
Taxes, other than income	120	107	13
Total Operating Expenses	1,667	1,514	153
Other Income (Expense) - net	21	18	3
Interest Income from Affiliate	5	2	3
Interest Expense	162	173	(11)
Income Taxes	154	167	(13)
Net Income	$445	$497	$(52)

Operating Revenues

The increase (decrease) in operating revenues was due to:

2021 vs. 2020
Distribution price (a)	$5
Distribution volume	19
PLR (b)	83
Transmission Formula Rate (c)	(35)
Other	(1)
Total	$71

(a)    Distribution price variance was primarily due to reconcilable cost recovery mechanisms approved by the PUC.
(b)    The increase was primarily the result of higher energy prices and higher customer usage, partially offset by higher volumes of shopping customers.
(c)    The decrease was primarily due to a reduction in the transmission formula rate return on equity and a lower PPL zonal peak load billing factor, partially offset by returns on additional transmission capital investments and return of related depreciation expense. See Note 7 to the Financial Statements for additional information on the transmission formula rate return on equity reduction.

Energy Purchases

Energy purchases increased $75 million in 2021 compared with 2020. This increase was primarily due to higher PLR prices of $40 million and higher PLR volumes of $28 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

2021 vs. 2020
Storm costs	$20
Support costs	20
Universal service programs	13
Inventory adjustments	9
Bad debts	(6)
Canceled projects	(10)
Other	(2)
Total	$44

LG&E: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2021	2020	2021 vs. 2020
Operating Revenues
Retail and wholesale	$1,545	$1,435	$110
Electric revenue from affiliate	24	21	3
Total Operating Revenues	1,569	1,456	113
Operating Expenses
Operation
Fuel	265	246	19
Energy purchases	167	125	42
Energy purchases from affiliates	23	19	4
Other operation and maintenance	400	373	27
Depreciation	279	259	20
Taxes, other than income	46	40	6
Total Operating Expenses	1,180	1,062	118
Other Income (Expense) - net	(5)	(1)	(4)
Interest Expense	81	87	(6)
Income Taxes	54	62	(8)
Net Income	$249	$244	$5
Operating Revenues

The increase (decrease) in operating revenues was due to:

2021 vs. 2020
Fuel and other energy prices (a)	$54
Retail rates (b)	46
Volumes (c)	27
Economic relief billing credit, net of amortization of $9	(12)
ECR	(6)
Other	4
Total	$113

(a)The increases were primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs.

(b)The increases were due to new base rates approved by the KPSC effective July 1, 2021.
(c)The increases were primarily due to favorable weather.

Fuel

Fuel increased $19 million in 2021 compared with 2020, primarily due to a $10 million increase in volumes driven by weather and an $8 million increase in commodity costs.

Energy Purchases

Energy purchases increased $42 million in 2021 compared with 2020, primarily due to a $35 million increase in commodity costs and a $6 million increase in gas volumes driven by weather.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

2021 vs. 2020
Plant operations and maintenance	$10
Administrative and general	10
Other	7
Total	$27

Depreciation

Depreciation increased $20 million in 2021 compared with 2020, primarily due to a $13 million increase related to additional assets placed into service, net of retirements and a $7 million increase related to higher depreciation rates effective July 1, 2021.

KU: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2021	2020	2021 vs. 2020
Operating Revenues
Retail and wholesale	$1,803	$1,671	$132
Electric revenue from affiliate	23	19	4
Total Operating Revenues	1,826	1,690	136
Operating Expenses
Operation
Fuel	445	386	59
Energy purchases	19	18	1
Energy purchases from affiliates	24	21	3
Other operation and maintenance	463	429	34
Depreciation	366	346	20
Taxes, other than income	41	37	4
Total Operating Expenses	1,358	1,237	121
Other Income (Expense) - net	4	3	1
Interest Expense	109	113	(4)
Income Taxes	67	63	4
Net Income	$296	$280	$16

Operating Revenue

The increase (decrease) in operating revenue was due to:

2021 vs. 2020
Retail rates (a)	$53
Fuel and other energy prices (b)	44
Volumes (c)	29
Demand	7
ECR	3
Economic relief billing credit, net of amortization of $1	(5)
Other	5
Total	$136

(a)The increases were due to new base rates approved by the KPSC effective July 1, 2021.
(b)The increases were primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs.
(c)The increases were primarily due to favorable weather.

Fuel

Fuel increased $59 million in 2021 compared with 2020, primarily due to a $39 million increase in commodity costs and a $19 million increase in volumes driven by weather.

Other Operation and Maintenance

The increase in other operation and maintenance was due to:

2021 vs. 2020
Plant outages	$8
Plant operations and maintenance	6
Transmission operations and maintenance	6
Distribution operations and maintenance	5
Bad debts	4
Administrative and general	2
Other	3
Total	$34

Depreciation

Depreciation increased $20 million in 2021 compared with 2020, primarily due to a $14 million increase related to additional assets placed into service, net of retirements and a $4 million increase related to higher depreciation rates effective July 1, 2021.

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

The Registrants had the following at:

	PPL	PPL Electric	LG&E	KU
December 31, 2021
Cash and cash equivalents	$3,571	$21	$9	$13
Short-term debt	69	—	69	—
Long-term debt due within one year	474	474	—	—
Notes payable with affiliates		—	324	294

December 31, 2020
Cash and cash equivalents	$442	$40	$7	$22
Short-term debt	1,168	—	262	203
Long-term debt due within one year	1,074	400	292	132
Notes payable with affiliates		—	—	—

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the years ended December 31 and the changes between periods were as follows:

	PPL	PPL Electric	LG&E	KU
2021
Operating activities	$1,544	$969	$458	$608
Investing activities	8,564	(1,400)	(466)	(556)
Financing activities	(7,344)	412	10	(61)

2020
Operating activities	$1,872	$884	$483	$543
Investing activities	(2,266)	(1,151)	(456)	(507)
Financing activities	99	43	(35)	(26)

2021 vs. 2020 Change
Operating activities	$(328)	$85	$(25)	$65
Investing activities	10,830	(249)	(10)	(49)
Financing activities	(7,443)	369	45	(35)

Operating Activities

The components of the change in cash provided by (used in) operating activities were as follows:

	PPL	PPL Electric	LG&E	KU
2021 vs. 2020
Change - Cash Provided (Used):
Net income	$(622)	$(52)	$5	$16
Non-cash components	344	(13)	16	—
Working capital	(93)	160	(28)	20
Defined benefit plan funding	66	—	8	2
Other operating activities	(23)	(10)	(26)	27
Total	$(328)	$85	$(25)	$65

(PPL)

PPL cash provided by operating activities in 2020 decreased $328 million compared with 2019.
•Net income decreased $622 million between periods and included an increase in net non-cash charges of $344 million. The increase in non-cash charges was primarily due to the loss on extinguishment of debt and the impairment of solar panels, partially offset by a decrease in deferred income taxes and investment tax credits.

•The $93 million decrease in cash from changes in working capital was primarily due to a decrease in taxes payable and a decrease in other current assets and liabilities, partially offset by an increase in regulatory liabilities (primarily due to PPL Electric’s transmission formula rate return on equity reduction and the timing of rate recovery mechanisms).

•The $23 million decrease in cash provided by other operating activities was driven by a decrease in other non-current assets (primarily related to a decrease in pension plan assets, partially offset by an increase in non-current regulatory assets) and an increase in non-current liabilities (primarily related to an increase in ARO expenditures and accrued pension obligations, partially offset by a decrease in non-current regulatory liabilities).

(PPL Electric)

PPL Electric's cash provided by operating activities in 2021 increased $85 million compared with 2020.
•Net income decreased $52 million between the periods and included a decrease in non-cash components of $13 million. The decrease in non-cash components was primarily due to a decrease in other expenses (primarily due to a decrease in canceled projects).

•The $160 million increase in cash from changes in working capital was primarily due to an increase in regulatory liabilities (primarily due to a transmission formula rate return on equity reduction and the timing of rate recovery mechanisms).

•The $10 million decrease in cash provided by other operating activities was driven primarily by a decrease in accrued pension obligations.

(LG&E)

LG&E's cash provided by operating activities in 2021 decreased $25 million compared with 2020.
•Net income increased $5 million between the periods and included an increase in non-cash components of $16 million. The increase in non-cash components was primarily driven by an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements and higher depreciation rates effective July 1, 2021), partially offset by a decrease in amortization expense (primarily due to amortization of the economic relief billing credit regulatory liability).

•Cash from changes in working capital decreased by $28 million. The decrease was primarily due to an increase in regulatory assets and liabilities, net (primarily due to the timing of rate recovery mechanisms), an increase in fuel, materials and supplies (primarily due to higher commodity costs), an increase in accounts receivable from affiliates (primarily due to timing of payments) and a decrease in other current liabilities (primarily due to timing of payments), partially offset by an increase in accounts payable (primarily due to timing of payments).

•The decrease in cash provided by other operating activities was driven primarily by a decrease in other liabilities (primarily related to noncurrent regulatory liabilities).

(KU)

KU's cash provided by operating activities in 2021 increased $65 million compared with 2020.
•Net income increased $16 million between the periods and included no change in non-cash components. Non-cash components were primarily driven by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences), offset by an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements and higher depreciation rates effective July 1, 2021).

•Cash from changes in working capital increased $20 million. The increase was primarily due to an increase in accounts payable to affiliates (primarily due to timing of payments), a decrease in accounts receivable (primarily due to weather and the impacts of COVID-19) and a decrease in unbilled revenues (primarily due to weather), partially offset by a decrease in accounts payable (primarily due to timing of payments), a decrease in other current liabilities (primarily due to timing of payments) and decrease in taxes payable (primarily due to timing of payments).

•The increase in cash provided by other operating activities was driven primarily by a decrease in ARO expenditures.

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities were as follows:

	PPL	PPL Electric	LG&E	KU
2021 vs. 2020
Change - Cash Provided (Used):
Expenditures for PP&E	$297	$247	$(10)	$(50)
Proceeds from sale of discontinued operations, net of cash divested	10,560	—	—	—
Notes receivable from affiliate		(499)	—	—
Other investing activities	(27)	3	—	1
Total	$10,830	$(249)	$(10)	$(49)

For PPL, in 2021 compared with 2020, the decrease in expenditures was due to lower project expenditures at and PPL Electric and Safari Energy, partially offset by an increase in expenditures at LG&E and KU. The decrease in expenditures for PPL Electric was primarily due to a planned reduction in capital spending projects related to ongoing efforts to improve reliability and replace aging infrastructure. The increase in expenditures at LG&E and KU was primarily due to higher spending on ELG projects and other projects that are not individually significant.

See "Forecasted Uses of Cash" for detail regarding projected capital expenditures for the years 2022 through 2024.

For PPL Electric, the changes in "Notes receivable from affiliate" activity resulted from the funding of $499 million to an affiliate for general corporate purposes. See Note 15 to the Financial Statements for further discussion of intercompany borrowings.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities were as follows:

	PPL	PPL Electric	LG&E	KU
2021 vs. 2020
Change - Cash Provided (Used):
Long-term debt issuance/retirement, net	$(4,829)	$—	$—	$2
Long-term debt issuance/retirement, affiliate		—	—	—
Proceeds from project financing	(154)	—	—	—
Stock issuances/redemptions, net	(25)	—	—	—
Dividends	(4)	66	(31)	(50)
Purchase of treasury stock	(1,003)	—	—	—
Capital contributions/distributions, net	—	306	(29)	(28)
Issuance of term loan	(300)	—	—	—
Issuance of commercial paper	(73)	—	(41)	(32)
Retirement of term loan	(300)	—	—	—
Retirement of commercial paper	(73)	—	(41)	(32)
Changes in net short-term debt	(683)	—	(135)	(192)
Note payable with affiliate		—	324	294
Other financing activities	1	(3)	(2)	3
Total	$(7,443)	$369	$45	$(35)

(All Registrants)

See Note 8 to the Financial Statements in this Form 10-K for information on 2021 activity.

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

Long-term Debt and Equity Securities

Long-term debt and equity securities activity for 2021 included:

	Debt		Stock
	Issuances (a)	Retirements	Issuances	Repurchases
Cash Flow Impact:
PPL	$650	$4,606	$9	$1,003
PPL Electric	650	400	—	—
LG&E	—	—	—	—
KU	—	—	—	—

(a)Issuances are net of pricing discounts, where applicable, and exclude the impact of debt issuance costs. Includes debt issuances with affiliates.

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

During the year ended December 31, 2021, PPL repurchased 34.8 million shares at a cost of $1.0 billion. Commission fees incurred, which have been included in the cost of repurchases above, were insignificant through December 31, 2021.

See Note 8 to the Financial Statements for additional information.

ATM Program

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program, including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the twelve months ended December 31, 2021 and 2020. The ATM program expired in February 2021.

Forecasted Sources of Cash

(All Registrants)

The Registrants expect to continue to have adequate liquidity available from operating cash flows, cash and cash equivalents, credit facilities and commercial paper issuances to meet their requirements with respect to their contractual obligations and anticipated capital expenditures. Additionally, subject to market conditions, the Registrants and their subsidiaries may access the capital markets, and PPL Electric, LG&E and KU anticipate receiving equity contributions from their parent or member in 2022.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At December 31, 2021, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,300	$—	$—	$1,300
PPL Electric Credit Facility	650	—	1	649
LG&E Credit Facilities	500	—	69	431
KU Credit Facilities	400	—	—	400
Total Credit Facilities (a) (b)	$2,850	$—	$70	$2,780

(a)The syndicated credit facilities and PPL Capital Funding's bilateral facility, each contain a financial covenant requiring debt to total capitalization not to exceed 70% for PPL Capital Funding, PPL Electric, LG&E and KU, as calculated in accordance with the facility, and other customary covenants.

The commitments under the credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 7%, PPL Electric - 7%, LG&E - 7% and KU - 7%.
(b)Each company pays customary fees under its respective syndicated credit facility. Borrowings generally bear interest at LIBOR-based rates plus an applicable margin.

In addition to the financial covenants noted in the table above, the credit agreements governing the above credit facilities contain various other covenants. Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements. The Registrants monitor compliance with the covenants on a regular basis. At December 31, 2021, the Registrants were in compliance with these covenants. At this time, the Registrants believe that these covenants and other borrowing conditions will not limit access to these funding sources.

See Note 8 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LG&E and KU)

	Committed Capacity	Borrowed	Commercial Paper Program Capacity	Unused Capacity
LG&E Money Pool (a)	$750	$324	$425	$1
KU Money Pool (a)	650	294	350	6

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

See Note 15 to the Financial Statements for further discussion of intercompany credit facilities.

Commercial Paper (All Registrants)

The Registrants maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	December 31, 2021
	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,500	$—	$1,500
PPL Electric	650	—	650
LG&E (a)	425	69	356
KU	350	—	350
Total PPL	$2,925	$69	$2,856

(a)In March 2021, the capacity for the LG&E commercial paper program was increased from $350 million to $425 million.

Long-term Debt and Equity Securities

(PPL)

PPL and its subsidiaries are authorized to issue, at the discretion of management and subject to market conditions, up to $2.45 billion of long-term debt and equity securities, the proceeds of which would be used to fund capital expenditures and for general corporate purposes.

(PPL Electric)

PPL Electric is authorized to issue, at the discretion of management and subject to market conditions and regulatory approvals, up to $650 million of long-term debt securities, the proceeds of which would be used to fund capital expenditures and for general corporate purposes.

(LG&E and KU)

LG&E is authorized to issue, at the discretion of management and subject to market conditions and regulatory approvals, up to $400 million of long-term debt securities, the proceeds of which would be used to repay short-term debt incurred to fund capital expenditures and for general corporate purposes.

KU is authorized to issue, at the discretion of management and subject to market conditions and regulatory approvals, up to $300 million of long-term debt securities, the proceeds of which would be used to repay short-term debt incurred to fund capital expenditures and for general corporate purposes.

Contributions from Parent (PPL Electric, LG&E and KU)

From time to time, the parents of PPL Electric, LG&E and KU make capital contributions to subsidiaries. The proceeds from these contributions are used to fund capital expenditures and for other general corporate purposes.

Forecasted Uses of Cash

(All Registrants)

In addition to expenditures required for normal operating activities, such as purchased power, payroll, fuel and taxes, the Registrants currently expect to incur future cash outflows for capital expenditures, various contractual obligations, payment of dividends on its common stock, and possibly the purchase or redemption of a portion of debt securities.

Capital Expenditures

PPL currently expects that capital expenditures for 2022 for its current businesses will be approximately $2.0 billion, including approximately $1.0 billion at PPL Electric, approximately $0.4 billion each at KU and LG&E (including approximately $95 million at KU and $47 million at LG&E expected to be covered by ECR plans), and the remainder in corporate and other, including investments in renewables, subject to market conditions. For the period 2023 through 2024, PPL currently anticipates capital expenditures of approximately $3.7 to $4.2 billion, with approximately $1.7 to $1.9 billion at PPL Electric Utilities, approximately $0.85 to $0.95 billion each at KU and LG&E (including approximately $73 million at KU and $46 million at LG&E expected to be covered by ECR plans), and the remainder in corporate and other, including investments in renewables, subject to market conditions. These later investments are anticipated to be spread approximately evenly over the two years in the period.

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions. The capital expenditure plans discussed in this section do not include anticipated capital expenditures with respect to Narragansett Electric. PPL expects to update its capital expenditure plans to include Narragansett Electric upon completion of the acquisition. See Note 9 to the Financial Statements for additional information on the pending Narragansett Electric acquisition.

Contractual Obligations

The Registrants have assumed various financial obligations and commitments in the ordinary course of conducting business. At December 31, 2021, estimated contractual cash obligations were as follows:

	Total	2022	2023-2024	2025-2026	After 2026
PPL
Long-term Debt (a)	$11,251	$474	$1,003	$1,454	$8,320
Interest on Long-term Debt (b)	8,322	408	807	771	6,336
Operating Leases (c)	74	23	35	11	5
Purchase Obligations (d)	2,711	921	1,011	436	343
Total Contractual Cash Obligations	$22,358	$1,826	$2,856	$2,672	$15,004

PPL Electric
Long-term Debt (a)	$4,539	$474	$990	$—	$3,075
Interest on Long-term Debt (b)	3,118	154	287	278	2,399
Unconditional Power Purchase Obligations	135	29	57	49	—
Total Contractual Cash Obligations	$7,792	$657	$1,334	$327	$5,474

LG&E
Long-term Debt (a)	$2,024	$—	$—	$390	$1,634
Interest on Long-term Debt (b)	1,413	75	150	141	1,047
Operating Leases (c)	20	6	9	4	1
Coal and Natural Gas Purchase Obligations (e)	777	317	390	70	—
Unconditional Power Purchase Obligations (f)	330	23	45	44	218
Construction Obligations (g)	176	79	66	26	5
Other Obligations	87	29	6	45	7
Total Contractual Cash Obligations	$4,827	$529	$666	$720	$2,912

KU
Long-term Debt (a)	$2,642	$—	$13	$414	$2,215
Interest on Long-term Debt (b)	2,117	105	210	201	1,601
Operating Leases (c)	30	10	14	5	1
Coal and Natural Gas Purchase Obligations (e)	794	323	350	119	2
Unconditional Power Purchase Obligations (f)	146	10	20	20	96
Construction Obligations (g)	156	76	53	22	5
Other Obligations	103	33	22	40	8
Total Contractual Cash Obligations	$5,988	$557	$682	$821	$3,928

(a)Reflects principal maturities based on stated maturity or earlier put dates. See Note 8 to the Financial Statements for a discussion of variable-rate remarketable bonds issued on behalf of LG&E and KU. The Registrants do not have any significant finance lease obligations.
(b)Assumes interest payments through stated maturity or earlier put dates. The payments herein are subject to change, as payments for debt that is or becomes variable-rate debt have been estimated.
(c)See Note 10 to the Financial Statements for additional information.
(d)The amounts include agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Primarily includes, as applicable, the purchase obligations of electricity, coal, natural gas and limestone, as well as certain construction expenditures, which are also included in the Capital Expenditures discussion above.
(e)Represents contracts to purchase coal, natural gas and natural gas transportation. See Note 14 to the Financial Statements for additional information.
(f)Represents future minimum payments under OVEC power purchase agreements through June 2040. See Note 14 to the Financial Statements for additional information.
(g)Represents construction commitments, which are also reflected in the Capital Expenditures table presented above.

Dividends/Distributions

(PPL)

PPL views dividends as an integral component of shareowner return and expects to continue to pay dividends in amounts intended to maintain a capitalization structure that supports investment grade credit ratings. In November 2021, PPL declared its quarterly common stock dividend, payable January 3, 2022, at 41.50 cents per share (equivalent to $1.66 per annum). On February 18, 2022, PPL announced a quarterly common stock dividend of 20.00 cents per share, payable April 1, 2022, to shareowners of record as of March 10, 2022. Future dividends will be declared at the discretion of the Board of Directors and will depend upon future earnings, cash flows, financial and legal requirements and other factors.

Subject to certain exceptions, PPL may not declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067. At December 31, 2021, no interest payments were deferred.

(PPL Electric, LG&E and KU)

From time to time, as determined by their respective Board of Directors, the Registrants pay dividends, distributions or return capital, as applicable, to their respective shareholders or members. Certain of the credit facilities of PPL Electric, LG&E and KU include minimum debt covenant ratios that could effectively restrict the payment of dividends or distributions.

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

The following table sets forth the Registrants' and their subsidiaries' credit ratings for outstanding debt securities or commercial paper programs as of December 31, 2021.

	Senior Unsecured		Senior Secured		Commercial Paper
Issuer	Moody's	S&P	Moody's	S&P	Moody's	S&P
PPL
PPL Capital Funding	Baa2	BBB+			P-2	A-2

PPL and PPL Electric
PPL Electric			A1	A	P-2	A-2

PPL, LG&E and KU
LG&E			A1	A	P-2	A-2
KU			A1	A	P-2	A-2

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

In May 2021, Moody’s and S&P assigned ratings of A1/P-2 and A/A-2 to the Louisville/Jefferson County Metro Government, Kentucky’s $35 million Environmental Facilities Revenue Refunding Bonds, 2007 Series B, due 2033, previously issued on behalf of LG&E. The bonds were remarketed June 1, 2021.

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

In May 2021, Moody's and S&P assigned ratings of A1 and A to the County of Carroll, Kentucky's $54 million 2.125% Environmental Facilities Revenue Bonds, 2006 Series B, due 2034, previously issued on behalf of KU. The bonds were remarketed June 1, 2021.

Ratings Triggers (PPL, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, and interest rate instruments, contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 18 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL and LG&E for derivative contracts in a net liability position at December 31, 2021.

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

Other Contingent Obligations (All Registrants)

The Registrants have entered into certain agreements that may contingently require payment to a guaranteed or indemnified party. See Note 14 to the Financial Statements for a discussion of these agreements.

Risk Management

Market Risk

(All Registrants)

See Notes 1, 17 and 18 to the Financial Statements for information about the Registrants' risk management objectives, valuation techniques and accounting designations.

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

The following interest rate hedges were outstanding at December 31:

	2021				2020
	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)
PPL and LG&E
Economic hedges
Interest rate swaps (c)	$64	$(19)	$(1)	2033	$64	$(24)	$—

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at December 31, 2021 and 2020 was insignificant for PPL, PPL Electric, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at December 31 is shown below.

	10% Adverse Movement in Rates
	2021	2020
PPL	$394	$582
PPL Electric	164	175
LG&E	74	74
KU	115	118

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

(PPL and PPL Electric)

In January 2017, the PUC issued a Final Order approving PPL Electric’s default service plan for the period June 2017 through May 2021, which included a total of eight semi-annual solicitations for electricity supply. Additionally, on December 17, 2020, the PUC approved PPL Electric’s default service plan for the period of June 2021 through May 2025, which includes a total of eight solicitations for electricity supply held semiannually in April and October. The new plan also includes eight solicitations for alternative energy credits held semiannually in January and July with the first solicitation being in July 2021 and the final solicitation being in January 2025.

Under the standard Supply Master Agreement (the Agreement) for the competitive solicitation process, PPL Electric requires all suppliers to post collateral if their credit exposure exceeds an established credit limit. In the event a supplier defaults on its obligation, PPL Electric would be required to seek replacement power in the market. All incremental costs incurred by PPL Electric would be recoverable from customers in future rates. At December 31, 2021, most of the successful bidders under all of the solicitations had an investment grade credit rating from S&P and were not required to post collateral under the Agreement. A small portion of bidders were required to post an insignificant amount of collateral under the Agreement. There is no instance under the Agreement in which PPL Electric is required to post collateral to its suppliers.

See Note 18 to the Financial Statements for additional information on credit risk.

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. In 2021, changes in this exchange rate resulted in a foreign currency translation gain of $495 million, which primarily reflected an $856 million increase to PP&E, a $151 million increase to goodwill and a $36 million increase to other net assets, partially offset by a $467 million increase to long-term debt, a $61 million increase to deferred income taxes and a $20 million increase to long-term debt due within one year. In 2020, changes in this exchange rate resulted in a foreign currency translation gain of $267 million, which reflected a $433 million increase to PP&E and a $76 million increase to goodwill partially offset by a $214 million increase to long-term debt and a $28 million increase to other net liabilities. In 2019, changes in this exchange rate resulted in a foreign currency translation gain of $106 million, which reflected a $181 million increase to PP&E, $34 million increase to goodwill and $12 million decrease to other net liabilities partially offset by a $121 million increase to long-term debt.

As a result of the sale of the U.K. utility business on June 14, 2021, accumulated foreign currency translation losses of $786 million were removed from PPL’s Balance Sheets and realized as a component of “Income (Loss) from Discontinued Operations (net of income taxes)” on PPL’s Statements of Income (Loss) for the year ended December 31, 2021. See Note 9 to the Financial Statements for additional information.

(All Registrants)

Related Party Transactions

The Registrants are not aware of any material ownership interests or operating responsibility by senior management in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with the Registrants. See Note 15 to the Financial Statements for additional information on related party transactions for PPL Electric, LG&E and KU.

Acquisitions, Development and Divestitures

The Registrants from time to time evaluate opportunities for potential acquisitions, divestitures, and development projects. Development projects are reexamined based on market conditions and other factors to determine whether to proceed with, modify or terminate the projects. Any resulting transactions may impact future financial results. See Note 9 to the Financial Statements for additional information on the sale of the U.K. utility business and the share purchase agreement to acquire Narragansett Electric.

(All Registrants)

Environmental Matters

Extensive federal, state and local environmental laws and regulations are applicable to the Registrants' air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of the Registrants' businesses. The costs of compliance or alleged non-compliance cannot be predicted with certainty but could be significant. In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed. Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions. Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the costs for their products or their demand for the Registrants' services. Increased capital and operating costs are expected to be subject to rate recovery. The Registrants can provide no assurances as to the ultimate outcome of future environmental or rate proceedings before regulatory authorities.

See "Legal Matters" in Note 14 to the Financial Statements for a discussion of the more significant environmental claims. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on projected environmental capital expenditures for 2022 through 2024. See Note 20 to the Financial Statements for information related to the impacts of CCRs on AROs. See "Item 1. Business - Environmental Matters" for additional information.

Sustainability

Increasing attention has been focused on a broad range of corporate activities under the heading of “sustainability”, which has resulted in a significant increase in the number of requests from interested parties for information on sustainability topics. These parties range from investor groups focused on environmental, social, governance and other matters to non-investors concerned with a variety of public policy matters. Often the scope of the information sought is very broad and not necessarily relevant to an issuer’s business or industry. As a result, a number of private groups have proposed to standardize the subject matter constituting sustainability, either generally or by industry. Those efforts remain ongoing. In addition, certain of these private groups have advocated that the SEC promulgate regulations requiring specific sustainability reporting under the Securities Exchange Act of 1934, as amended (the ’34 Act), or that issuers voluntarily include certain sustainability disclosure in their ’34 Act reports. To date, no new reporting requirements have been adopted or proposed by the SEC.

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

New Accounting Guidance

There has been no new accounting guidance adopted in 2021 and there is no new significant accounting guidance pending adoption as of December 31, 2021.
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

Defined Benefits

(All Registrants)

Certain of the Registrants and/or their subsidiaries sponsor or participate in certain qualified funded and non-qualified unfunded defined benefit pension plans and both funded and unfunded other postretirement benefit plans. See Notes 1, 7 and 12 to the Financial Statements for additional information about the plans and the accounting for defined benefits.

A summary of plan sponsors by Registrant and whether a Registrant or its subsidiaries sponsor (S) or participate in and receives allocations (P) from those plans is shown in the table below.

Plan Sponsor	PPL	PPL Electric	LG&E	KU
PPL Services	S	P
LKE			P	P

Management makes certain assumptions regarding the valuation of benefit obligations and the performance of plan assets. As such, annual net periodic defined benefit costs are recorded in current earnings or regulatory assets and liabilities based on estimated results. Any differences between actual and estimated results are recorded in AOCI or, in the case of PPL Electric, LG&E and KU, regulatory assets and liabilities for amounts that are expected to be recovered through regulated customer rates. These amounts in AOCI or regulatory assets and liabilities are amortized to income over future periods. The significant assumptions are:

•Discount Rate - In selecting the discount rates for defined benefit plans, the plan sponsors start with a cash flow analysis of the expected benefit payment stream for their plans. The plan-specific cash flows are matched against the coupons and expected maturity values of Aa-rated non-callable (or callable with make-whole provisions) bonds that could be purchased for a hypothetical settlement portfolio. The plan sponsors then use the single discount rate derived from matching the discounted benefit payment stream to the market value of the selected bond portfolio.

•Expected Return on Plan Assets - The expected long-term rates of return for pension and other postretirement benefits are based on management's projections using a best-estimate of expected returns, volatilities and correlations for each asset class. Each plan's specific current and expected asset allocations are also considered in developing a reasonable return assumption.

•Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement. In selecting a rate of compensation increase, plan sponsors consider past experience, the potential impact of movements in inflation rates and expectations of ongoing compensation practices.

See Note 12 to the Financial Statements for details of the assumptions selected for pension and other postretirement benefits. A variance in the assumptions could significantly impact accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and AOCI or regulatory assets and liabilities.

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

Increase (Decrease)
Actuarial assumption
Discount Rate	(0.25%)
Expected Return on Plan Assets	(0.25%)
Rate of Compensation Increase	0.25%

	Increase (Decrease)	Increase (Decrease)	(Increase) Decrease	Increase (Decrease)	Increase (Decrease)
Actuarial assumption	Defined Benefit Asset	Defined Benefit Liabilities	AOCI (pre-tax)	Net Regulatory Assets	Defined Benefit Costs
PPL
Discount rates	$(128)	$13	$52	$89	$16
Expected return on plan assets	n/a	n/a	n/a	n/a	9
Rate of compensation increase	(11)	—	4	7	3

PPL Electric
Discount rates	(50)	6	—	56	5
Expected return on plan assets	n/a	n/a	—	n/a	4
Rate of compensation increase	(4)	—	—	4	1

LG&E
Discount rates	(16)	2	n/a	17	3
Expected return on plan assets	n/a	n/a	n/a	n/a	1
Rate of compensation increase	(1)	—	n/a	1	1

KU
Discount rates	(14)	2	n/a	16	2
Expected return on plan assets	n/a	n/a	n/a	n/a	1
Rate of compensation increase	(1)	—	n/a	1	—

Income Taxes (All Registrants)

Significant management judgment is required in developing the Registrants' provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken on tax returns and valuation allowances on deferred tax assets.

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

The TCJA included new provisions requiring that certain income, referred to as global intangible low-taxed income (GILTI), earned by certain foreign subsidiaries be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election regarding the timing of inclusion of GILTI in an entity’s financial statements. The election may be either to record deferred taxes for expected GILTI in future periods or record such taxes as a current-period expense when incurred. PPL has elected to record the tax effect of expected GILTI inclusions and thus, records deferred taxes relating to such inclusions. PPL does not expect to generate GILTI income following the disposition of U.K. utilities business.

See Note 6 to the Financial Statements for income tax disclosures.

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

See Note 7 to the Financial Statements for regulatory assets and regulatory liabilities recorded at December 31, 2021 and 2020, as well as additional information on those regulatory assets and liabilities. All regulatory assets are either currently being recovered under specific rate orders, represent amounts that are expected to be recovered in future rates or benefit future periods based upon established regulatory practices.

Goodwill Impairment

(PPL, LG&E and KU)

Goodwill is tested for impairment at the reporting unit level. The reporting units of PPL include the Kentucky Regulated segment reporting unit and the LKE reporting unit. LG&E and KU are individually single operating and reportable segments and each are single reporting units. A goodwill impairment test is performed annually or more frequently if events or changes in circumstances indicate that the carrying amount of the reporting unit may be greater than the reporting unit's fair value. Additionally, goodwill is tested for impairment after a portion of goodwill has been allocated to a business to be disposed of.

The fair value of a reporting unit is compared with the carrying value and an impairment charge is recognized if the carrying amount exceeds the fair value of the reporting unit.

PPL, for its Kentucky Regulated segment and LKE reporting units, and individually LG&E and KU may elect either to initially make a qualitative evaluation about the likelihood of an impairment of goodwill or to bypass the qualitative evaluation and test goodwill for impairment using a quantitative test. See "Long-Lived and Intangible Assets - Asset Impairment (Excluding Investments)" in Note 1 to the Financial Statements for further discussion of goodwill impairment tests. See Note 19 to the Financial Statements for information on goodwill balances at December 31, 2021.

In the fourth quarter of 2021, PPL, for its Kentucky Regulated segment and LKE reporting units, and individually, LG&E and KU, elected to perform qualitative step zero evaluations for their annual goodwill impairment tests, as of October 1, 2021.

Based on these evaluations, management concluded it was not "more likely than not" that the fair value of these reporting units was less than their carrying values. As such, quantitative impairment tests were not performed.

(PPL)

In the fourth quarter of 2021, PPL elected to perform a quantitative goodwill impairment test in conjunction with the annual goodwill impairment assessment for the Distributed Energy Resources reporting unit, which has a goodwill balance of $53 million at December 31, 2021. The test did not indicate impairment of the reporting unit. See Note 1 to the Financial Statements for additional information.

Management used both discounted cash flows and market multiples, which required significant assumptions, to estimate the fair value of the reporting unit. Significant assumptions used in the discounted cash flows include discount and growth rates and projected operating and capital cash flows. Projected operating and capital cash flows are based on internal business plans, which assume the occurrence of certain future events. Significant assumptions used in the market multiples include sector market performance and comparable transactions. A high degree of judgment is required to develop estimates related to fair value conclusions. A decrease in the forecasted cash flows of 10%, an increase in the discount rate of 10%, or a 10% decrease in the market multiples would not have resulted in an impairment of goodwill for the Distributed Energy Resources reporting unit as of October 1, 2021, however, it is possible that an impairment charge could occur in future periods if any of the assumptions used in determining fair value of the reporting unit are negatively impacted.

Asset Retirement Obligations (LG&E and KU)

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

See “Long-Lived and Intangible Assets - Asset Retirement Obligations” in Note 1, Note 7 and Note 20 to the Financial Statements for additional information on AROs.

At December 31, 2021, the total recorded balances and information on the most significant recorded AROs were as follows.

		Most Significant AROs
	Total ARO Recorded	Amount Recorded	% of Total	Description
LG&E	$84	$66	79	Ponds, landfills and natural gas mains
KU	105	80	76	Ponds and landfills

The most significant assumptions surrounding AROs are the forecasted retirement costs (including settlement dates and the timing of cash flows), discount and inflation rates. At December 31, 2021, a 10% increase to retirement cost would increase these ARO liabilities by $13 million at LG&E and $23 million at KU. A 0.25% decrease in the discount rate would increase these ARO liabilities by $4 million at LG&E and $1 million at KU and a 0.25% increase in the inflation rate would increase these ARO liabilities by $4 million at LG&E. There would be no significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability as a result of these changes in assumptions.

Revenue Recognition - Unbilled Revenues (LG&E and KU)

Revenues related to the sale of energy are recorded when service is rendered or when energy is delivered to customers. Because customers are billed on cycles which vary based on the timing of actual meter reads taken throughout the month, estimates are recorded for unbilled revenues at the end of each reporting period. For LG&E and KU, such unbilled revenue amounts reflect estimates of deliveries to customers since the date of the last reading of their meters. The unbilled revenue estimates reflect consideration of factors including daily load models, estimated usage for each customer class, the effect of current and different rate schedules, the meter read schedule, the billing schedule, actual weather data, and, where applicable, the impact of weather normalization or other regulatory provisions of rate structures. See "Unbilled revenues" on the Registrants' Balance Sheets for balances at December 31, 2021 and 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of PPL Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PPL Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Assets and Liabilities – Impact of Rate Regulation on Various Account Balances and Disclosures – Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
As discussed in Note 1 to the financial statements, PPL Corporation owns and operates three cost-based rate-regulated utilities for which rates are set by the Federal Energy Regulatory Commission (FERC), the Kentucky Public Service Commission (KPSC), the Virginia State Corporation Commission (VSCC), and the Pennsylvania Public Utility Commission (PUC) to enable the regulated utilities to recover the costs of providing electric or gas services, as applicable, and to provide a reasonable return to shareholders. Base rates are generally established based on a future test period. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by generally accepted accounting principles and reflect the effects of regulatory actions. Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event as prescribed by the FERC, KPSC, VSCC, and PUC. The accounting for the economics of rate-regulation also impacts other financial statement line items, including regulated utility plant, operating revenues, depreciation, and income taxes and impacts multiple note disclosures. As of December 31, 2021, PPL Corporation had a recorded regulatory assets balance of $1,300 million and regulatory liabilities balance of $2,604 million.

PPL Corporation’s regulated utilities’ rates are subject to cost-based rate-setting processes and annual earnings oversight. Rates are established based on an analysis of the costs incurred and the regulated utility’s capital structure and must be approved by one or more federal or state regulatory commissions, including the FERC, KPSC, VSCC, and PUC. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital, and the timing and amount of assets to be recovered by rates. The FERC, KPSC, VSCC, and PUC regulation of rates is premised on the full recovery of prudently incurred costs and an adequate return on capital investments. Decisions to be made by the FERC, KPSC, VSCC, and PUC in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While PPL Corporation’s utilities have indicated that they expect to recover costs from customers through regulated rates, there is a risk that the FERC, KPSC, VSCC, or PUC will not approve full recovery of such costs or approve recovery on a timely basis in future regulatory decisions.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in continually assessing whether the regulatory assets are probable of future recovery by considering factors, such as changes in the applicable regulatory and political environments, the ability to recover costs through regulated rates, recent rate orders, and the status of any pending legislation. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate-setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the FERC, KPSC, VSCC, and PUC included the following, among others:

•We tested the effectiveness of management’s internal controls over evaluating the likelihood of recovery in future rates of costs deferred as regulatory assets. We tested the effectiveness of management’s controls over the recognition of amounts as regulated utility plant, regulatory assets or liabilities, operating revenues, depreciation, income taxes, and note disclosures. We tested the effectiveness of management’s internal controls over the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We obtained and read relevant regulatory orders issued by the FERC, KPSC, VSCC, and PUC for PPL Corporation’s regulated utilities and other public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.

•We inquired of management about regulated utility plant that may be abandoned. We inspected minutes of the Board of Directors, other public information, regulatory orders, and other filings with the commissions to identify any evidence that could indicate utility plant may be abandoned.

•We evaluated PPL Corporation’s disclosures related to the impacts of rate-regulation, including the balances recorded and regulatory developments, in the financial statements.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 18, 2022

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and the Board of Directors of PPL Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of PPL Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 18, 2022, expressed an unqualified opinion on those financial statements.
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
February 18, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowner and the Board of Directors of PPL Electric Utilities Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PPL Electric Utilities Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Regulatory Assets and Liabilities – Impact of Rate Regulation on Various Account Balances and Disclosures – Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description

As discussed in Note 1 to the financial statements, PPL Electric Utilities Corporation (PPL Electric) is a cost-based rate-regulated utility for which rates are set by the Federal Energy Regulatory Commission (FERC) and the Pennsylvania Public Utility Commission (PUC) to enable the regulated utility to recover the costs of providing electric service and to provide a reasonable return to shareholders. Base rates are generally established based on a future test period. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by generally accepted accounting principles and reflect the effects of regulatory actions. Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event as prescribed by the FERC and PUC. The accounting for the economics of rate-regulation also impacts other financial statement line items, including regulated utility plant, operating revenues, depreciation, and income taxes, and impacts multiple note disclosures. As of December 31, 2021, PPL Electric had a recorded regulatory assets balance of $510 million and regulatory liabilities balance of $712 million.

PPL Electric’s regulated utility’s rates are subject to cost-based rate-setting processes and annual earnings oversight. Rates are established based on an analysis of the costs incurred and the regulated utility’s capital structure and must be approved by one or more federal or state regulatory commissions, including the FERC and PUC. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital, and the timing and amount of assets to be recovered by rates. The FERC and PUC regulation of rates is premised on the full recovery of prudently incurred costs and an adequate return on capital investments. Decisions to be made by the FERC and PUC in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While PPL Electric has indicated that it expects to recover costs from customers through regulated rates, there is a risk that the FERC or PUC will not approve full recovery of such costs or approve recovery on a timely basis in future regulatory decisions.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in continually assessing whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory and political environments, the ability to recover costs through regulated rates, recent rate orders, and the status of any pending legislation. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate-setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the FERC and PUC included the following, among others:

•We tested the effectiveness of management’s internal controls over evaluating the likelihood of recovery in future rates of costs deferred as regulatory assets. We tested the effectiveness of management’s controls over the recognition of amounts as regulated utility plant, regulatory assets or liabilities, operating revenues, depreciation, income taxes, and note disclosures. We tested the effectiveness of management’s internal controls over the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We obtained and read relevant regulatory orders issued by the FERC and PUC for PPL Electric and other public utilities in Pennsylvania, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.

•We inquired of management about regulated utility plant that may be abandoned. We inspected minutes of the Board of Directors, other public information, regulatory orders and other filings with the commissions to identify any evidence that may contradict management’s assertion regarding probability of an abandonment.

•We evaluated PPL Electric’s disclosures related to the impacts of rate-regulation, including the balances recorded and regulatory developments, in the financial statements.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 18, 2022

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of Louisville Gas and Electric Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Louisville Gas and Electric Company (the “Company”) as of December 31, 2021 and 2020, the related statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Assets and Liabilities– Impact of Rate-Regulation on Various Account Balances and Disclosures – Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

As discussed in Note 1 to the financial statements, Louisville Gas and Electric Company (LG&E) is a cost-based rate-regulated utility for which rates are set by the Kentucky Public Service Commission (KPSC) and the Federal Energy Regulatory Commission (FERC) to enable the regulated utility to recover the costs of providing electric or gas services, as applicable, and to provide a reasonable return to shareholders. Base rates are generally established based on a future test period. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by generally accepted accounting principles and reflect the effects of regulatory actions. Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event as prescribed by the KPSC and FERC. The accounting for the economics of rate-regulation also impacts other financial statement line items, including regulated utility plant, operating revenues, depreciation, and income taxes, and impacts multiple note disclosures. As of December 31, 2021, LG&E had a recorded regulatory assets balance of $370 million and regulatory liabilities balance of $839 million.

LG&E’s regulated utility’s rates are subject to cost-based rate-setting processes and annual earnings oversight. Rates are established based on an analysis of the costs incurred and the regulated utility’s capital structure and must be approved by one or more federal or state regulatory commissions, including the KPSC and FERC. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. The KPSC and FERC regulation of rates is premised on the full recovery of prudently incurred costs and an adequate return on capital investments. Decisions to be made by the KPSC and FERC in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While LG&E has indicated that it expects to recover costs from customers through regulated rates, there is a risk that the KPSC or FERC will not approve full recovery of such costs or approve recovery on a timely basis in future regulatory decisions.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in continually assessing whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory and political environments, the ability to recover costs through regulated rates, recent rate orders, and the status of any pending legislation. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate-setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the KPSC and FERC included the following, among others:

•We tested the effectiveness of management’s internal controls over evaluating the likelihood of recovery in future rates of costs deferred as regulatory assets. We tested the effectiveness of management’s controls over the recognition of amounts as regulated utility plant, regulatory assets or liabilities, operating revenues, depreciation, income taxes, and note disclosures. We tested the effectiveness of management’s internal controls over the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We obtained and read relevant regulatory orders issued by the KPSC and FERC for LG&E and other public utilities in Kentucky, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.

•We inquired of management about regulated utility plant that may be abandoned. We inspected minutes of the Board of Directors, other public information, regulatory orders and other filings with the commissions to identify any evidence that could indicate utility plant may be abandoned.

•We evaluated LG&E’s disclosures related to the impacts of rate-regulation, including the balances recorded and regulatory developments, in the financial statements.

/s/ Deloitte & Touche LLP

Louisville, Kentucky
February 18, 2022

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of Kentucky Utilities Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kentucky Utilities Company (the “Company”) as of December 31, 2021 and 2020, the related statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Assets and Liabilities – Impact of Rate-Regulation on Various Account Balances and Disclosures – Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

As discussed in Note 1 to the financial statements, Kentucky Utilities Company (KU) is a cost-based rate-regulated utility for which rates are set by the Kentucky Public Service Commission (KPSC), the Virginia State Corporation Commission (VSCC), and the Federal Energy Regulatory Commission (FERC) to enable the regulated utility to recover the costs of providing electric service and to provide a reasonable return to shareholders. Base rates are generally established based on a future test period. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by generally accepted accounting principles and reflect the effects of regulatory actions. Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event as prescribed by the KPSC, VSCC, and FERC. The accounting for the economics of rate-regulation also impacts other financial statement line items, including regulated utility plant, operating revenues, depreciation, and income taxes, and impacts multiple note disclosures. As of December 31, 2021, KU had a recorded regulatory assets balance of $420 million and regulatory liabilities balance of $1,053 million.

KU’s regulated utility’s rates are subject to cost-based rate-setting processes and annual earnings oversight. Rates are established based on an analysis of the costs incurred and the regulated utility’s capital structure and must be approved by one or more federal or state regulatory commissions, including the KPSC, VSCC, and FERC. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. The KPSC, VSCC, and FERC regulation of rates is premised on the full recovery of prudently incurred costs and an adequate return on capital investments. Decisions to be made by the KPSC, VSCC, and FERC in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. While KU has indicated that it expects to recover costs from customers through regulated rates, there is a risk that the KPSC, VSCC, or FERC will not approve full recovery of such costs or approve recovery on a timely basis in future regulatory decisions.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in continually assessing whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory and political environments, the ability to recover costs through regulated rates, recent rate orders, and the status of any pending legislation. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate-setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the KPSC, VSCC, and FERC included the following, among others:

•We tested the effectiveness of management’s internal controls over evaluating the likelihood of recovery in future rates of costs deferred as regulatory assets. We tested the effectiveness of management’s controls over the recognition of amounts as regulated utility plant, regulatory assets or liabilities, operating revenues, depreciation, income taxes, and note disclosures. We tested the effectiveness of management’s internal controls over the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We obtained and read relevant regulatory orders issued by the KPSC, VSCC, and FERC for KU and other public utilities in Kentucky and Virginia, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.

•We inquired of management about regulated utility plant that may be abandoned. We inspected minutes of the Board of Directors, other public information, regulatory orders and other filings with the commissions to identify any evidence that could indicate utility plant may be abandoned.

•We evaluated KU’s disclosures related to the impacts of rate-regulation, including the balances recorded and regulatory developments, in the financial statements.

/s/ Deloitte & Touche LLP

Louisville, Kentucky
February 18, 2022

We have served as the Company’s auditor since 2015.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except share data)

	2021	2020	2019
Operating Revenues	$5,783	$5,474	$5,602

Operating Expenses
Operation
Fuel	710	632	709
Energy purchases	752	634	723
Other operation and maintenance	1,608	1,420	1,509
Depreciation	1,082	1,022	949
Taxes, other than income	207	180	186
Total Operating Expenses	4,359	3,888	4,076

Operating Income	1,424	1,586	1,526

Other Income (Expense) - net	15	2	14

Interest Expense	918	634	621

Income (Loss) from Continuing Operations Before Income Taxes	521	954	919

Income Taxes	503	314	183

Income (Loss) from Continuing Operations After Income Taxes	18	640	736

Income (Loss) from Discontinued Operations (net of income taxes) (Note 9)	(1,498)	829	1,010

Net Income (Loss)	$(1,480)	$1,469	$1,746

Earnings Per Share of Common Stock:
Basic
Income (Loss) from Continuing Operations After Income Taxes	$0.03	$0.83	$1.01
Income (Loss) from Discontinued Operations (net of income taxes)	(1.96)	1.08	1.38
Net Income (Loss) Available to PPL Common Shareowners	$(1.93)	$1.91	$2.39

Diluted
Income (Loss) from Continuing Operations After Income Taxes	$0.03	$0.83	$1.00
Income (Loss) from Discontinued Operations (net of income taxes)	(1.96)	1.08	1.37
Net Income (Loss) Available to PPL Common Shareowners	$(1.93)	$1.91	$2.37

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	762,902	768,590	728,512
Diluted	764,819	769,384	736,754

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2021	2020	2019
Net income (loss)	$(1,480)	$1,469	$1,746

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of ($123), $0, $0	372	267	108
Qualifying derivatives, net of tax of $11, $5, $2	(39)	(19)	(11)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0	—	(1)	(1)
Net actuarial gain (loss), net of tax of $1, $74, $119	(1)	(341)	(592)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of ($5), ($8), ($5)	25	24	13
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1), ($1)	2	3	2
Net actuarial (gain) loss, net of tax of ($33), ($51), ($22)	126	205	87
Reclassifications from AOCI due to sale of the U.K. utility business - (gains) losses, net of tax expense (benefit):
Foreign currency translation adjustments, net of tax of $140, $0, $0	786	—	—
Qualifying derivatives, net of tax of $0, $0, $0	15	—	—
Defined benefit plans:
Prior service costs, net of tax of ($2), $0, $0	8	—	—
Net actuarial (gain) loss, net of tax of ($798), $0, $0	2,769	—	—
Total other comprehensive income (loss)	4,063	138	(394)

Comprehensive income	$2,583	$1,607	$1,352

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2021	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(1,480)	$1,469	$1,746
Loss (income) from discontinued operations (net of income taxes)	1,498	(829)	(1,010)
Income from continuing operations (net of income taxes)	18	640	736
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,082	1,022	949
Amortization	39	58	58
Deferred income taxes and investment tax credits	87	169	169
Impairment of solar panels	37	—	—
Loss on extinguishment of debt	395	—	—
Other	20	67	69
Change in current assets and current liabilities
Accounts receivable	(14)	(70)	(3)
Accounts payable	24	(1)	(66)
Taxes payable	27	131	9
Regulatory assets and liabilities, net	52	(63)	(88)
Other	(67)	118	(29)
Other operating activities
Defined benefit plans - funding	(53)	(119)	(73)
Other assets	(111)	(59)	(100)
Other liabilities	8	(21)	(24)
Net cash provided by operating activities - continuing operations	1,544	1,872	1,607
Net cash provided by operating activities - discontinued operations	726	874	820
Net cash provided by operating activities	2,270	2,746	2,427
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,973)	(2,270)	(2,243)
Proceeds from sale of discontinued operations, net of cash divested	10,560	—	—
Other investing activities	(23)	4	10
Net cash provided by (used in) investing activities - continuing operations	8,564	(2,266)	(2,233)
Net cash provided by (used in) investing activities - discontinued operations	(607)	(992)	(847)
Net cash provided by (used in) investing activities	7,957	(3,258)	(3,080)
Cash Flows from Financing Activities
Issuance of long-term debt	650	1,848	1,099
Retirement of long-term debt	(4,606)	(975)	(300)
Issuance of common stock	9	34	1,167
Proceeds from project financing	19	173	—
Payment of common stock dividends	(1,279)	(1,275)	(1,192)
Purchase of treasury stock	(1,003)	—	—
Issuance of term loan	—	300	—
Issuance of commercial paper	—	73	—
Retirement of term loan	(300)	—	—
Retirement of commercial paper	(73)	—	—
Net increase (decrease) in short-term debt	(726)	(43)	(341)
Other financing activities	(35)	(36)	(25)
Net cash provided by (used in) financing activities - continuing operations	(7,344)	99	408
Net cash provided by (used in) financing activities - discontinued operations	(411)	209	171
Contributions from discontinued operations	365	78	257
Net cash provided by (used in) financing activities	(7,390)	386	836
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash included in Discontinued Operations	8	17	10
Net (Increase) Decrease in Cash, Cash Equivalents and Restricted Cash included in Discontinued Operations	284	(108)	(154)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3,129	(217)	39
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	443	660	621
Cash, Cash Equivalents and Restricted Cash at End of Period	$3,572	$443	$660

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$191	$586	$552
Income taxes - net	$284	$4	$(12)
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$245	$257	$292

 The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2021	2020
Assets
Current Assets
Cash and cash equivalents	$3,571	$442
Accounts receivable (less reserve: 2021, $65; 2020, $71)
Customer	583	603
Other	58	86
Unbilled revenues (less reserve: 2021, $2; 2020, $4)	307	301
Fuel, materials and supplies	322	302
Prepayments	60	53
Other current assets	106	130
Current assets held for sale (Note 9)	—	18,983
Total Current Assets	5,007	20,900

Property, Plant and Equipment
Regulated utility plant	30,477	29,040
Less: accumulated depreciation - regulated utility plant	6,488	6,008
Regulated utility plant, net	23,989	23,032
Non-regulated property, plant and equipment	266	237
Less: accumulated depreciation - non-regulated property, plant and equipment	41	37
Non-regulated property, plant and equipment, net	225	200
Construction work in progress	1,256	1,268
Property, Plant and Equipment, net	25,470	24,500

Other Noncurrent Assets
Regulatory assets	1,236	1,262
Goodwill	716	716
Other intangibles	343	351
Other noncurrent assets (less reserve for accounts receivable: 2021, $2; 2020, $0)	451	387
Total Other Noncurrent Assets	2,746	2,716

Total Assets	$33,223	$48,116

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2021	2020
Liabilities and Equity
Current Liabilities
Short-term debt	$69	$1,168
Long-term debt due within one year	474	1,074
Accounts payable	679	745
Taxes	96	69
Interest	81	113
Dividends	305	319
Regulatory liabilities	182	79
Other current liabilities	437	465
Current liabilities held for sale (Note 9)	—	11,023
Total Current Liabilities	2,323	15,055

Long-term Debt	10,666	13,615

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,151	2,536
Investment tax credits	119	122
Accrued pension obligations	183	189
Asset retirement obligations	157	132
Regulatory liabilities	2,422	2,530
Other deferred credits and noncurrent liabilities	479	564
Total Deferred Credits and Other Noncurrent Liabilities	6,511	6,073

Commitments and Contingent Liabilities (Notes 7 and 14)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,303	12,270
Treasury stock	(1,003)	—
Earnings reinvested	2,572	5,315
Accumulated other comprehensive loss	(157)	(4,220)
Total Equity	13,723	13,373

Total Liabilities and Equity	$33,223	$48,116

(a)1,560,000 shares authorized; 769,890 shares issued and 735,112 shares outstanding at December 31, 2021. 1,560,000 shares authorized; 768,907 shares issued and outstanding at December 31, 2020.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Millions of Dollars)

	PPL Shareowners
	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Treasury Stock	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2018	720,323	$7	$11,021	$—	$4,593	$(3,964)	$11,657
Common stock issued	46,910	1	1,184				1,185
Stock-based compensation			9				9
Net income (loss)					1,746		1,746
Dividends and dividend equivalents (b)					(1,212)		(1,212)
Other comprehensive income (loss)						(394)	(394)
December 31, 2019	767,233	$8	$12,214	$—	$5,127	$(4,358)	$12,991

Common stock issued	1,674		51				51
Stock-based compensation			5				5
Net income (loss)					1,469		1,469
Dividends and dividend equivalents (b)					(1,279)		(1,279)
Other comprehensive income (loss)						138	138
Adoption of financial instrument credit losses guidance cumulative effect adjustment (Note 1)					(2)		(2)
December 31, 2020	768,907	$8	$12,270	$—	$5,315	$(4,220)	$13,373

Common stock issued	983		29				29
Treasury stock	(34,778)			(1,003)			(1,003)
Stock-based compensation			4				4
Net income (loss)					(1,480)		(1,480)
Dividends and dividend equivalents (b)					(1,263)		(1,263)
Other comprehensive income (loss)						4,063	4,063
December 31, 2021	735,112	$8	$12,303	$(1,003)	$2,572	$(157)	$13,723

(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock at December 31, 2021, 2020 and 2019 were: $1.66, $1.66 and $1.65.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2021	2020	2019
Operating Revenues	$2,402	$2,331	$2,358

Operating Expenses
Operation
Energy purchases	566	491	549
Other operation and maintenance	557	513	566
Depreciation	424	403	386
Taxes, other than income	120	107	112
Total Operating Expenses	1,667	1,514	1,613

Operating Income	735	817	745

Other Income (Expense) - net	21	18	25

Interest Income from Affiliate	5	2	6

Interest Expense	162	173	170

Income Before Income Taxes	599	664	606

Income Taxes	154	167	149

Net Income (a)	$445	$497	$457

(a)Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2021	2020	2019
Cash Flows from Operating Activities
Net income	$445	$497	$457
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	424	403	386
Amortization	19	26	24
Defined benefit plans expense (income)	(10)	(1)	—
Deferred income taxes and investment tax credits	79	83	90
Other	(19)	(5)	(19)
Change in current assets and current liabilities
Accounts receivable	(9)	(47)	33
Accounts payable	(3)	21	5
Unbilled revenues	(8)	13	(14)
Materials and supplies	(5)	(18)	(8)
Prepayments	(4)	(3)	(1)
Regulatory assets and liabilities, net	96	(40)	(43)
Taxes payable	14	4	1
Other	(1)	(10)	(3)
Other operating activities
Defined benefit plans - funding	(21)	(21)	(21)
Other assets	(12)	(28)	15
Other liabilities	(16)	10	11
Net cash provided by operating activities	969	884	913

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(898)	(1,145)	(1,114)
Expenditures for intangible assets	(6)	(9)	(7)
Increase in notes receivable from affiliate	(499)	—	—
Other investing activities	3	3	4
Net cash used in investing activities	(1,400)	(1,151)	(1,117)

Cash Flows from Financing Activities
Issuance of long-term debt	650	250	393
Retirement of long-term debt	(400)	—	(100)
Contributions from parent	1,075	940	400
Payment of common stock dividends to parent	(334)	(400)	(486)
Return of capital to parent	(574)	(745)	—
Other financing activities	(5)	(2)	(8)
Net cash provided by financing activities	412	43	199

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(19)	(224)	(5)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	40	264	269
Cash, Cash Equivalents and Restricted Cash at End of Period	$21	$40	$264

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest - net of amount capitalized	$156	$158	$154
Income taxes - net	$64	$67	$32
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$118	$156	$180

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2021	2020
Assets
Current Assets
Cash and cash equivalents	$21	$40
Accounts receivable (less reserve: 2021, $31; 2020, $41)
Customer	305	311
Other	22	17
Accounts receivable from affiliates	11	10
Notes receivable from affiliate	499	—
Unbilled revenues (less reserve: 2021, $2; 2020, $2)	129	121
Materials and supplies	61	59
Prepayments	13	9
Regulatory assets	22	40
Other current assets	21	13
Total Current Assets	1,104	620

Property, Plant and Equipment
Regulated utility plant	14,082	13,514
Less: accumulated depreciation - regulated utility plant	3,386	3,297
Regulated utility plant, net	10,696	10,217
Construction work in progress	581	592
Property, Plant and Equipment, net	11,277	10,809

Other Noncurrent Assets
Regulatory assets	488	541
Intangibles	270	268
Pension benefit asset	50	12
Other noncurrent assets (less reserve for accounts receivable: 2021, $2; 2020, $0)	113	74
Total Other Noncurrent Assets	921	895

Total Assets	$13,302	$12,324

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2021	2020
Liabilities and Equity
Current Liabilities
Long-term debt due within one year	$474	$400
Accounts payable	367	428
Accounts payable to affiliates	56	39
Taxes	31	17
Interest	35	39
Regulatory liabilities	153	68
Other current liabilities	108	105
Total Current Liabilities	1,224	1,096

Long-term Debt	4,010	3,836

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,668	1,559
Accrued pension obligations	8	8
Regulatory liabilities	559	578
Other deferred credits and noncurrent liabilities	97	123
Total Deferred Credits and Other Noncurrent Liabilities	2,332	2,268

Commitments and Contingent Liabilities (Notes 7 and 14)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	4,254	3,753
Earnings reinvested	1,118	1,007
Total Equity	5,736	5,124

Total Liabilities and Equity	$13,302	$12,324

(a)170,000 shares authorized; 66,368 shares issued and outstanding at December 31, 2021 and December 31, 2020.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2018	66,368	$364	$3,158	$939	$4,461
Net income				457	457
Capital contributions from parent			400		400
Dividends declared on common stock				(486)	(486)
December 31, 2019	66,368	$364	$3,558	$910	$4,832

Net income				497	497
Capital contributions from parent			940		940
Return of capital to parent			(745)		(745)
Dividends declared on common stock				(400)	(400)
December 31, 2020	66,368	$364	$3,753	$1,007	$5,124

Net income				445	445
Capital contributions from parent			1,075		1,075
Return of capital to parent			(574)		(574)
Dividends declared on common stock				(334)	(334)
December 31, 2021	66,368	$364	$4,254	$1,118	$5,736

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)

	2021	2020	2019
Operating Revenues
Retail and wholesale	$1,545	$1,435	$1,473
Electric revenue from affiliate	24	21	27
Total Operating Revenues	1,569	1,456	1,500

Operating Expenses
Operation
Fuel	265	246	289
Energy purchases	167	125	154
Energy purchases from affiliate	23	19	7
Other operation and maintenance	400	373	387
Depreciation	279	259	231
Taxes, other than income	46	40	39
Total Operating Expenses	1,180	1,062	1,107

Operating Income	389	394	393

Other Income (Expense) – net	(5)	(1)	(11)

Interest Expense	81	87	87

Income Before Income Taxes	303	306	295

Income Taxes	54	62	63

Net Income (a)	$249	$244	$232

(a)Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)

	2021	2020	2019
Cash Flows from Operating Activities
Net income	$249	$244	$232
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	279	259	231
Amortization	2	9	15
Defined benefit plans - expense	1	3	3
Deferred income taxes and investment tax credits	8	3	56
Change in current assets and current liabilities
Accounts receivable	(11)	(3)	(9)
Accounts receivable from affiliates	(13)	4	6
Accounts payable	32	(18)	(10)
Accounts payable to affiliates	(4)	(5)	5
Unbilled revenues	(1)	(3)	1
Fuel, materials and supplies	(17)	4	5
Regulatory assets and liabilities, net	(23)	—	(19)
Taxes payable	2	(1)	7
Other	(18)	(3)	(5)
Other operating activities
Defined benefit plans - funding	(3)	(11)	(6)
Expenditures for asset retirement obligations	(27)	(20)	(30)
Other assets	2	(2)	(1)
Other liabilities	—	23	11
Net cash provided by operating activities	458	483	492
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(466)	(456)	(482)
Net cash used in investing activities	(466)	(456)	(482)
Cash Flows from Financing Activities
Net increase in notes payable with affiliates	324	—	—
Issuance of long-term debt	—	—	399
Retirement of long-term debt	—	—	(200)
Acquisition of outstanding bonds	—	—	(40)
Remarketing of reacquired bonds	—	—	40
Payment of common stock dividends to parent	(192)	(161)	(182)
Contributions from parent	74	103	25
Issuance of commercial paper	—	41	—
Retirement of commercial paper	(41)	—	—
Net decrease in short-term debt	(152)	(17)	(41)
Other financing activities	(3)	(1)	(6)
Net cash provided by (used in) financing activities	10	(35)	(5)
Net Increase (Decrease) in Cash and Cash Equivalents	2	(8)	5
Cash and Cash Equivalents at Beginning of Period	7	15	10
Cash and Cash Equivalents at End of Period	$9	$7	$15

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest - net of amount capitalized	$77	$82	$77
Income taxes - net	$52	$63	$2
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$60	$60	$59

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)

	2021	2020
Assets
Current Assets
Cash and cash equivalents	$9	$7
Accounts receivable (less reserve: 2021, $3; 2020, $2)
Customer	130	127
Other	25	35
Unbilled revenues (less reserve: 2021, $0; 2020, $1)	80	79
Accounts receivable from affiliates	31	16
Fuel, materials and supplies	137	119
Prepayments	14	14
Regulatory assets	33	23
Other current assets	2	1
Total Current Assets	461	421

Property, Plant and Equipment
Regulated utility plant	7,192	6,735
Less: accumulated depreciation - regulated utility plant	1,172	1,020
Regulated utility plant, net	6,020	5,715
Construction work in progress	242	320
Property, Plant and Equipment, net	6,262	6,035

Other Noncurrent Assets
Regulatory assets	337	351
Goodwill	389	389
Other intangibles	30	35
Other noncurrent assets	113	114
Total Other Noncurrent Assets	869	889

Total Assets	$7,592	$7,345

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)

	2021	2020
Liabilities and Equity
Current Liabilities
Short-term debt	$69	$262
Notes payable with affiliates	324	—
Long-term debt due within one year	—	292
Accounts payable	163	153
Accounts payable to affiliates	31	31
Customer deposits	32	32
Taxes	34	32
Price risk management liabilities	1	2
Regulatory liabilities	21	—
Interest	15	15
Asset retirement obligations	10	10
Other current liabilities	37	50
Total Current Liabilities	737	879

Long-term Debt	2,006	1,715

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	751	716
Investment tax credits	32	33
Price risk management liabilities	17	21
Asset retirement obligations	74	57
Regulatory liabilities	818	882
Other deferred credits and noncurrent liabilities	78	94
Total Deferred Credits and Other Noncurrent Liabilities	1,770	1,803

Commitments and Contingent Liabilities (Notes 7 and 14)

Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,997	1,923
Earnings reinvested	658	601
Total Equity	3,079	2,948

Total Liabilities and Equity	$7,592	$7,345

(a)75,000 shares authorized; 21,294 shares issued and outstanding at December 31, 2021 and December 31, 2020.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2018	21,294	$424	$1,795	$468	$2,687
Net income				232	232
Capital contributions from LKE			25		25
Cash dividends declared on common stock				(182)	(182)
December 31, 2019	21,294	$424	$1,820	$518	$2,762

Net income				244	244
Capital contributions from LKE			103		103
Cash dividends declared on common stock				(161)	(161)
December 31, 2020	21,294	$424	$1,923	$601	$2,948

Net income				249	249
Capital contributions from LKE			74		74
Cash dividends declared on common stock				(192)	(192)
December 31, 2021	21,294	$424	$1,997	$658	$3,079

(a) Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)

	2021	2020	2019
Operating Revenues
Retail and wholesale	$1,803	$1,671	$1,733
Electric revenue from affiliate	23	19	7
Total Operating Revenues	1,826	1,690	1,740

Operating Expenses
Operation
Fuel	445	386	420
Energy purchases	19	18	20
Energy purchases from affiliate	24	21	27
Other operation and maintenance	463	429	438
Depreciation	366	346	315
Taxes, other than income	41	37	35
Total Operating Expenses	1,358	1,237	1,255

Operating Income	468	453	485

Other Income (Expense) – net	4	3	(4)

Interest Expense	109	113	109

Income Before Income Taxes	363	343	372

Income Taxes	67	63	79

Net Income (a)	$296	$280	$293

(a)Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)

	2021	2020	2019
Cash Flows from Operating Activities
Net income	$296	$280	$293
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	366	346	315
Amortization	12	8	10
Defined benefit plans - expense (credit)	(3)	—	(1)
Deferred income taxes and investment tax credits	1	20	39
Other	(3)	(1)	(3)
Change in current assets and current liabilities
Accounts receivable	6	(13)	(3)
Accounts receivable from affiliates	1	(1)	—
Accounts payable	(12)	9	(15)
Accounts payable to affiliates	15	(16)	(2)
Unbilled revenues	6	(9)	4
Fuel, materials and supplies	1	6	(6)
Regulatory assets and liabilities, net	(22)	(26)	(26)
Taxes payable	(10)	2	2
Other	(18)	(5)	(6)
Other operating activities
Defined benefit plans - funding	(1)	(3)	(3)
Expenditures for asset retirement obligations	(36)	(64)	(59)
Other assets	9	(2)	(2)
Other liabilities	—	12	16
Net cash provided by operating activities	608	543	553
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(560)	(510)	(610)
Other investing activities	4	3	—
Net cash used in investing activities	(556)	(507)	(610)
Cash Flows from Financing Activities
Net increase in notes payable with affiliates	294	—	—
Issuance of long-term debt	—	498	306
Retirement of long-term debt	—	(500)	—
Payment of common stock dividends to parent	(250)	(200)	(229)
Contributions from parent	100	128	68
Issuance of commercial paper	—	32	—
Retirement of commercial paper	(32)	—	—
Net increase (decrease) in short-term debt	(171)	21	(85)
Other financing activities	(2)	(5)	(5)
Net cash provided by (used in) financing activities	(61)	(26)	55
Net Increase (Decrease) in Cash and Cash Equivalents	(9)	10	(2)
Cash and Cash Equivalents at Beginning of Period	22	12	14
Cash and Cash Equivalents at End of Period	$13	$22	$12

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest - net of amount capitalized	$105	$109	$101
Income taxes - net	$72	$44	$39
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$67	$40	$54

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)

	2021	2020
Assets
Current Assets
Cash and cash equivalents	$13	$22
Accounts receivable (less reserve: 2021, $3; 2020, $1)
Customer	144	156
Other	12	30
Unbilled revenues (less reserve: 2021, $0; 2020, $1)	91	97
Accounts receivable from affiliates	—	1
Fuel, materials and supplies	124	123
Prepayments	15	15
Regulatory assets	9	36
Other current assets	2	1
Total Current Assets	410	481

Property, Plant and Equipment
Regulated utility plant	9,219	8,808
Less: accumulated depreciation - regulated utility plant	1,929	1,690
Regulated utility plant, net	7,290	7,118
Construction work in progress	378	321
Property, Plant and Equipment, net	7,668	7,439

Other Noncurrent Assets
Regulatory assets	411	370
Goodwill	607	607
Other intangibles	23	26
Other noncurrent assets	153	149
Total Other Noncurrent Assets	1,194	1,152

Total Assets	$9,272	$9,072

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)

	2021	2020
Liabilities and Equity
Current Liabilities
Short-term debt	$—	$203
Notes payable with affiliates	294	—
Long-term debt due within one year	—	132
Accounts payable	108	121
Accounts payable to affiliates	64	43
Customer deposits	32	32
Taxes	19	29
Regulatory liabilities	8	11
Interest	18	19
Asset retirement obligations	22	40
Other current liabilities	47	59
Total Current Liabilities	612	689

Long-term Debt	2,618	2,486

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	865	835
Investment tax credits	87	88
Asset retirement obligations	83	75
Regulatory liabilities	1,045	1,070
Other deferred credits and noncurrent liabilities	34	47
Total Deferred Credits and Other Noncurrent Liabilities	2,114	2,115

Commitments and Contingent Liabilities (Notes 7 and 14)

Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,957	2,857
Earnings reinvested	663	617
Total Equity	3,928	3,782

Total Liabilities and Equity	$9,272	$9,072

(a)     80,000 shares authorized; 37,818 shares issued and outstanding at December 31, 2021 and December 31, 2020.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Kentucky Utilities Company
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive income (loss)	Total
December 31, 2018	37,818	$308	$2,661	$473	$—	$3,442
Net income				293		293
Capital contributions from LKE			68			68
Cash dividends declared on common stock				(229)		(229)
December 31, 2019	37,818	$308	$2,729	$537	$—	$3,574

Net income				280		280
Capital contributions from LKE			128			128
Cash dividends declared on common stock				(200)		(200)
December 31, 2020	37,818	$308	$2,857	$617	$—	$3,782

Net income				296		296
Capital contributions from LKE			100			100
Cash dividends declared on common stock				(250)		(250)
December 31, 2021	37,818	$308	$2,957	$663	$—	$3,928

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

COMBINED NOTES TO FINANCIAL STATEMENTS

Index to Combined Notes to Consolidated Financial Statements

The notes to the consolidated financial statements that follow are a combined presentation. The following list indicates the Registrants to which the footnotes apply:

Registrant
	PPL	PPL Electric	LG&E	KU
1. Summary of Significant Accounting Policies	x	x	x	x
2. Segment and Related Information	x	x	x	x
3. Revenue from Contracts with Customers	x	x	x	x
4. Preferred Securities	x	x	x	x
5. Earnings Per Share	x
6. Income and Other Taxes	x	x	x	x
7. Utility Rate Regulation	x	x	x	x
8. Financing Activities	x	x	x	x
9. Acquisitions, Development and Divestitures	x
10. Leases	x	x	x	x
11. Stock-Based Compensation	x	x
12. Retirement and Postemployment Benefits	x	x	x	x
13. Jointly Owned Facilities	x		x	x
14. Commitments and Contingencies	x	x	x	x
15. Related Party Transactions		x	x	x
16. Other Income (Expense) - net	x	x
17. Fair Value Measurements	x	x	x	x
18. Derivative Instruments and Hedging Activities	x	x	x	x
19. Goodwill and Other Intangible Assets	x	x	x	x
20. Asset Retirement Obligations	x	x	x	x
21. Accumulated Other Comprehensive Income (Loss)	x

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

Business and Consolidation

(PPL)

PPL is a utility holding company that, through its regulated subsidiaries, is primarily engaged in: 1) the generation, transmission, distribution and sale of electricity and the distribution and sale of natural gas, primarily in Kentucky; and 2) the transmission, distribution and sale of electricity in Pennsylvania. Headquartered in Allentown, PA, PPL's principal subsidiaries are LKE (including its principal subsidiaries, LG&E and KU) and PPL Electric. PPL's corporate level financing subsidiary is PPL Capital Funding.

On March 17, 2021, PPL WPD Limited entered into a share purchase agreement to sell PPL's U.K. utility business, which substantially represented PPL's U.K. Regulated segment, to a subsidiary of National Grid plc. The sale was completed on June 14, 2021. The results of operations of the U.K. utility business are classified as Discontinued Operations on PPL's Statements of Income. The assets and liabilities of the U.K. utility business as of December 31, 2020 are classified as assets and liabilities held for sale on PPL's Balance Sheets. PPL has elected to separately report the cash flows of continuing and discontinued operations on the Statements of Cash Flows. Unless otherwise noted, the notes to these financial statements exclude amounts related to discontinued operations and assets and liabilities held for sale for all periods presented. See Note 9 for additional information.

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

(PPL, LG&E and KU)

LG&E and KU are engaged in the generation, transmission, distribution and sale of electricity. LG&E also engages in the distribution and sale of natural gas. LG&E and KU maintain their separate identities and serve customers in Kentucky under their respective names. KU also serves customers in Virginia under the Old Dominion Power name.

(All Registrants)

The financial statements of the Registrants include each company's own accounts as well as the accounts of all entities in which the company has a controlling financial interest. Entities for which a controlling financial interest is not demonstrated through voting interests are evaluated based on accounting guidance for Variable Interest Entities (VIEs). The Registrants consolidate a VIE when they are determined to have a controlling interest in the VIE and, as a result, are the primary beneficiary of the entity. Amounts consolidated under the VIE guidance are not material to the Registrants.

All significant intercompany transactions have been eliminated.

The financial statements of PPL, LG&E and KU include their share of any undivided interests in jointly owned facilities, as well as their share of the related operating costs of those facilities. See Note 13 for additional information.

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

Price Risk Management

(All Registrants)

Interest rate contracts are used to hedge exposure to changes in the fair value of debt instruments and to hedge exposure to variability in expected cash flows associated with existing floating-rate debt instruments or forecasted fixed-rate issuances of debt. Foreign currency exchange contracts are used to hedge foreign currency exposures. Similar derivatives may receive different accounting treatment, depending on management's intended use and documentation.

Certain contracts may not meet the definition of a derivative because they lack a notional amount or a net settlement provision. In cases where there is no net settlement provision, markets are periodically assessed to determine whether market mechanisms have evolved to facilitate net settlement. Certain derivative contracts may be excluded from the requirements of derivative accounting treatment because the NPNS has been elected. These contracts are accounted for using accrual accounting. Contracts that have been classified as derivative contracts are reflected on the balance sheets at fair value. The portion of derivative positions that deliver within a year are included in "Current Assets" and "Current Liabilities," while the portion of derivative positions that deliver beyond a year are recorded in "Other Noncurrent Assets" and "Deferred Credits and Other Noncurrent Liabilities."

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

(PPL)

Processes exist that allow for subsequent review and validation of contract information as it relates to interest rate derivatives and foreign currency derivatives. The accounting department provides the treasury department with guidelines on appropriate accounting classifications for various contract types and strategies. Examples of accounting guidelines provided to the treasury department staff include, but are not limited to:

•Transactions to lock in an interest rate prior to a debt issuance can be designated as cash flow hedges, to the extent the forecasted debt issuances remain probable of occurring.

•Cross-currency transactions to hedge interest and principal repayments can be designated as cash flow hedges.

•Transactions to hedge fluctuations in the fair value of existing debt can be designated as fair value hedges.

•Transactions to hedge the value of a net investment of foreign operations can be designated as net investment hedges.

•Derivative transactions that do not qualify for cash flow or net investment hedge treatment are marked to fair value through earnings. As such, these transactions reduce earnings volatility due solely to changes in foreign currency exchange rates. PPL also hedges anticipated transactions, including the previously completed sale of its U.K utility business and net investments.

(All Registrants)

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

See Notes 17 and 18 for additional information on derivatives.

Revenue (All Registrants)

Operating revenues are primarily recorded based on energy deliveries through the end of each calendar month. Unbilled retail revenues result because customers' bills are rendered throughout the month, rather than bills being rendered at the end of the month. For LG&E and KU, unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh or Mcf by the estimated average cents per kWh or Mcf. Any difference between estimated and actual revenues is adjusted the following month when the previous unbilled estimate is reversed and actual billings occur. For PPL Electric, unbilled revenues for a month are calculated by multiplying the actual unbilled volumes by the price per tariff.

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

Financing and Other Receivables

(All Registrants)

Accounts receivable are reported on the Balance Sheets at the gross outstanding amount adjusted for an allowance for doubtful accounts. Financing receivables include accounts receivable, with the exception of those items within accounts receivable that are not subject to the credit loss model.

Financing receivable collectibility is evaluated using a current expected credit loss model, consisting of a combination of factors, including past due status based on contractual terms, trends in write-offs and the age of the receivable. Specific events, such as bankruptcies, are also considered when applicable. Adjustments to the allowance for doubtful accounts are made when necessary based on the results of analysis, the aging of receivables and historical and industry trends. The Registrants periodically evaluate the impact of observable external factors on the collectibility of the financing receivables to determine if adjustments to the allowance for doubtful accounts should be made based on current conditions or reasonable and supportable forecasts. Accounts receivable are written off in the period in which the receivable is deemed uncollectible.

(PPL and PPL Electric)

PPL Electric has identified one class of financing receivables, “accounts receivable - customer”, which includes financing receivables for all billed and unbilled sales with residential and non-residential customers. All other financing receivables are classified as other. Within the credit loss model for the residential customer accounts receivables, customers are disaggregated based on their projected propensity to pay, which is derived from historical trends and the current activity of the individual customer accounts. Conversely, the non-residential customer accounts receivables are not further segmented due to the varying nature of the individual customers, which lack readily identifiable risk characteristics for disaggregation.

(PPL, LG&E and KU)

LG&E and KU have identified one class of financing receivables, “accounts receivable - customer”, which includes financing receivables for all billed and unbilled sales with customers. All other financing receivables are classified as other.

(All Registrants)

The changes in the allowance for doubtful accounts are included in the following table. Amounts relate to financing receivables, except as noted.

			Additions
	Balance at Beginning of Period		Charged to Income	Charged to Other Accounts	Deductions (b)	Balance at End of Period
PPL
2021	$73		$26	$—	$30	$69	(d)
2020 (a)	58	(a)	28	—	13	73	(d)
2019	54		34	3	35	56

PPL Electric
2021	$41		$13	$—	$19	$35	(c)
2020	30	(a)	19	—	8	41	(c)
2019	27		26	—	25	28

LG&E
2021	$3		$4	$—	$4	$3
2020	1		4	—	2	3
2019	1		2	2	4	1

KU
2021	$2		$8	$—	$7	$3
2020	1		4	—	3	2
2019	2		4	1	6	1

(a)Adjusted for $2 million cumulative-effect adjustment upon adoption of current expected credit loss guidance.
(b)Primarily related to uncollectible accounts written off.
(c)Includes $3 million related to other accounts receivables at December 31, 2021 and 2020.
(d)Includes $32 million and $30 million related to other accounts receivables at December 31, 2021 and 2020.

Cash

(All Registrants)

Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

(PPL)

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

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the Balance Sheets to the amounts shown on the Statements of Cash Flows:

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$3,571	$442
Restricted cash - current	1	1
Total Cash, Cash Equivalents and Restricted Cash	$3,572	$443

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

The Registrants classify fair value measurements within one of three levels in the fair value hierarchy. The level assigned to a fair value measurement is based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

•Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•Level 2 - inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for substantially the full term of the asset or liability.

•Level 3 - unobservable inputs that management believes are predicated on the assumptions market participants would use to measure the asset or liability at fair value.

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

Investments in entities in which a company has the ability to exercise significant influence but does not have a controlling financial interest are accounted for under the equity method. All other investments are carried at cost or fair value. These investments are included in "Other noncurrent assets" on the Balance Sheets. Earnings from these investments are recorded in "Other Income (Expense) - net" on the Statements of Income.

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

(PPL and PPL Electric)

PPL and PPL Electric capitalize interest costs as part of construction costs. Capitalized interest, including the debt component of AFUDC, for the years ended December 31 is as follows:

	2021	2020	2019
PPL	$6	$7	$9
PPL Electric	6	7	8

Depreciation (All Registrants)

Depreciation is recorded over the estimated useful lives of property using various methods including the straight-line, composite and group methods. When a component of PP&E that was depreciated under the composite or group method is retired, the original cost is charged to accumulated depreciation. When all or a significant portion of an operating unit that was depreciated under the composite or group method is retired or sold, the property and the related accumulated depreciation account is reduced and any gain or loss is included in income, unless otherwise required by regulators. LG&E and KU accrue costs of removal net of estimated salvage value through depreciation, which is included in the calculation of customer rates over the assets' depreciable lives in accordance with regulatory practices. Cost of removal amounts accrued through depreciation rates are accumulated as a regulatory liability until the removal costs are incurred. For LG&E and KU, all ARO depreciation expenses are reclassified to a regulatory asset or regulatory liability. See "Asset Retirement Obligations" below and Note 7 for additional information. PPL Electric records net costs of removal when incurred as a regulatory asset. The regulatory asset is subsequently amortized through depreciation over a five-year period, which is recoverable in customer rates in accordance with regulatory practices.

Following are the weighted-average annual rates of depreciation, for regulated utility plant, for the years ended December 31:

	2021	2020	2019
PPL	3.61%	3.53%	3.54%
PPL Electric	3.05%	2.99%	3.05%
LG&E	3.99%	4.00%	3.87%
KU	4.17%	4.00%	4.02%

Goodwill and Other Intangible Assets (All Registrants)

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

When determining the useful life of an intangible asset, including intangible assets that are renewed or extended, PPL and its subsidiaries consider:

•the expected use of the asset;
•the expected useful life of other assets to which the useful life of the intangible asset may relate;
•legal, regulatory, or contractual provisions that may limit the useful life;
•the company's historical experience as evidence of its ability to support renewal or extension;
•the effects of obsolescence, demand, competition, and other economic factors; and,
•the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

Asset Impairment (Excluding Investments)

(All Registrants)

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

PPL, LG&E and KU review goodwill for impairment at the reporting unit level annually or more frequently when events or circumstances indicate that the carrying amount of a reporting unit may be greater than the unit's fair value. Additionally, goodwill must be tested for impairment in circumstances when a portion of goodwill has been allocated to a business to be disposed. PPL's, LG&E's and KU's reporting units are primarily at the operating segment level.

PPL, for its Kentucky Regulated segment and LKE reporting units, and individually LG&E and KU may elect either to initially make a qualitative evaluation about the likelihood of an impairment of goodwill or to bypass the qualitative evaluation and test goodwill for impairment using a quantitative test. If the qualitative evaluation (referred to as step zero) is elected and the assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, the quantitative impairment test is not necessary. However, the quantitative impairment test is required if management concludes it is more likely than not that the fair value of a reporting unit is less than the carrying amount based on the step zero assessment. If the carrying amount of the reporting unit, including goodwill, exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

In the fourth quarter of 2021, PPL, for its Kentucky Regulated segment and LKE reporting units, and individually, LG&E and KU, elected to perform qualitative step zero evaluations for their annual goodwill impairment tests, as of October 1, 2021. Based on these evaluations, management concluded it was not "more likely than not" that the fair value of these reporting units was less than their carrying values. As such, quantitative impairment tests were not performed.

(PPL)

During the three month-period ended June 30, 2021, Safari Energy determined that the carrying value of its solar panel inventory would not be fully recoverable due to a decrease in the net realizable value of the modules. The decrease was due primarily to the combination of the three following factors: (1) a continued decrease in the fair value of the modules on hand due to more efficient modules being available on the market, (2) the federal government's extension of certain investment tax credits which make modules on the open market eligible for those credits at higher levels of credits and (3) an increase in commodity prices for materials used in various types of solar projects, all of which place pressure on the economics of those projects, making the cost of Safari's solar panels uncompetitive. As a result, Safari Energy recorded a loss of $37 million ($28 million after-tax) in June 2021 to record the solar panels at fair value. The loss was recorded to "Other operation and maintenance" expense on the Statement of Income. Solar panel inventories of $32 million are included in "Other noncurrent assets" on PPL's Balance Sheet at December 31, 2021.

PPL considered whether the events and circumstances that led to the impairment of Safari Energy's solar panels would more likely than not reduce the fair value of PPL's Distributed Energy Resources reporting unit below its carrying amount. Based on PPL's assessment, a quantitative impairment test was not required as of June 30, 2021.

In the fourth quarter of 2021, PPL elected to perform a quantitative goodwill impairment test in conjunction with the annual goodwill impairment assessment for the Distributed Energy Resources reporting unit. The test did not indicate impairment of the reporting unit , however, it is possible that an impairment charge could occur in future periods if any of the assumptions used in determining fair value of the reporting unit are negatively impacted.

(PPL, LG&E and KU)

Asset Retirement Obligations

PPL and its subsidiaries record liabilities to reflect various legal obligations associated with the retirement of long-lived assets. Initially, this obligation is measured at fair value and offset with an increase in the value of the capitalized asset, which is depreciated over the asset's useful life. Until the obligation is settled, the liability is increased through the recognition of accretion expense classified within "Other operation and maintenance" on the Statements of Income to reflect changes in the obligation due to the passage of time. For LG&E and KU, all ARO accretion and depreciation expenses are reclassified as a regulatory asset or regulatory liability. ARO regulatory assets associated with certain CCR projects are amortized to expense in accordance with regulatory approvals. For other AROs, deferred accretion and depreciation expense is recovered through cost of removal.

Estimated ARO costs and settlement dates, which affect the carrying value of the ARO and the related capitalized asset, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the ARO. Any change to the capitalized asset, positive or negative, is generally amortized over the remaining life of the associated long-lived asset. See Note 7 and Note 20 for additional information on AROs.

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

See Note 7 for a discussion of the regulatory treatment of defined benefit costs and Note 12 for a discussion of defined benefits.

Stock-Based Compensation (PPL and PPL Electric)

PPL has several stock-based compensation plans for purposes of granting stock options, restricted stock, restricted stock units and performance units to certain employees as well as stock units and restricted stock units to directors. PPL grants most stock-based awards in the first quarter of each year. PPL and its subsidiaries recognize compensation expense for stock-based awards based on the fair value method. Forfeitures of awards are recognized when they occur. See Note 11 for a discussion of stock-based compensation. All awards are recorded as equity or a liability on the Balance Sheets. Stock-based compensation is primarily included in "Other operation and maintenance" on the Statements of Income. Stock-based compensation expense for PPL Electric includes an allocation of PPL Services' expense.

Taxes

Income Taxes

(All Registrants)

PPL and its domestic subsidiaries file a consolidated U.S. federal income tax return.

Significant management judgment is required in developing the Registrants' provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken on tax returns and valuation allowances on deferred tax assets.

The Registrants use a two-step process to evaluate tax positions. The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained. This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position. The second step requires an entity to recognize in its financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion. The benefit recognized is measured at the largest amount of benefit that has a likelihood of realization upon settlement that exceeds 50%. Unrecognized tax benefits are classified as current to the extent management expects to settle the uncertain tax position by payment or receipt of cash within one year of the reporting date. The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements of the Registrants in future periods. At December 31, 2021, no significant changes in unrecognized tax benefits were projected over the next 12 months.

Deferred income taxes reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes, as well as the tax effects of net operating losses and tax credit carryforwards.

The Registrants record valuation allowances to reduce deferred income tax assets to the amounts that are more-likely-than-not to be realized. The need for valuation allowances requires significant management judgment. If the Registrants determine that they are able to realize deferred tax assets in the future in excess of recorded net deferred tax assets, adjustments to the valuation allowances increase income by reducing tax expense in the period that such determination is made. Likewise, if the Registrants determine that they are not able to realize all or part of net deferred tax assets in the future, adjustments to the valuation allowances would decrease income by increasing tax expense in the period that such determination is made. The amount of deferred tax assets ultimately realized may differ materially from the estimates utilized in the computation of valuation allowances and may materially impact the financial statements in the future.

The Registrants defer investment tax credits when the credits are generated and amortize the deferred amounts over the average lives of the related assets.

The Registrants recognize tax-related interest and penalties in "Income Taxes" on their Statements of Income.

The Registrants use the portfolio approach method of accounting for deferred taxes related to pre-tax OCI transactions. The portfolio approach involves a strict period-by-period cumulative incremental allocation of income taxes to the change in income and losses reflected in OCI. Under this approach, the net cumulative tax effect is ignored. The net change in unrealized gains and losses recorded in AOCI under this approach would be eliminated only on the date the investment portfolio is classified as held for sale or is liquidated.

See Note 6 to the Financial Statements for income tax disclosures.

The provision for the Registrants' deferred income taxes related to regulatory assets and liabilities is based upon the ratemaking principles reflected in rates established by relevant regulators. The difference in the provision for deferred income taxes for regulatory assets and liabilities and the amount that otherwise would be recorded under GAAP is deferred and included on the Balance Sheets in noncurrent "Regulatory assets" or "Regulatory liabilities."

(PPL Electric, LG&E and KU)

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

At December 31, the following intercompany tax receivables (payables) were recorded:

	2021	2020
PPL Electric	$(4)	$(9)
LG&E	4	(1)
KU	1	(5)

Taxes, Other Than Income (All Registrants)

The Registrants present sales taxes in "Other current liabilities" on the Balance Sheets. These taxes are not reflected on the Statements of Income. See Note 6 for details of taxes included in "Taxes, other than income" on the Statements of Income.

Other

(All Registrants)

Leases

The Registrants evaluate whether arrangements entered into contain leases for accounting purposes. See Note 10 for additional information.

Fuel, Materials and Supplies

Fuel, natural gas stored underground and materials and supplies are valued using the average cost method. Fuel costs for electricity generation are charged to expense as used. For LG&E, natural gas supply costs are charged to expense as delivered to the distribution system. See Note 7 for further discussion of the fuel adjustment clauses and gas supply clause.

"Fuel, materials and supplies" on the Balance Sheets consisted of the following at December 31:

	2021
	PPL	PPL Electric	LG&E	KU
Fuel	$90	$—	$32	$58
Natural gas stored underground	54	—	54	—
Materials and supplies	178	61	51	66
Total	$322	$61	$137	$124

	2020
	PPL	PPL Electric	LG&E	KU
Fuel	$95	$—	$38	$57
Natural gas stored underground	30	—	30	—
Materials and supplies	177	59	51	66
Total	$302	$59	$119	$123

Guarantees

Generally, the initial measurement of a guarantee liability is the fair value of the guarantee at its inception. However, there are certain guarantees excluded from the scope of accounting guidance and other guarantees that are not subject to the initial recognition and measurement provisions of accounting guidance that only require disclosure. See Note 14 for further discussion of recorded and unrecorded guarantees.

(PPL)

Treasury Stock

PPL generally restores all shares of common stock acquired to authorized but unissued shares of common stock upon or soon after acquisition. In connection with its recent share repurchases in the third and fourth quarter of 2021, PPL has not yet returned these shares to authorized but unissued shares, as it is determining if it will retain some portion of these shares as Treasury stock to use in connection with certain compensation plans.

Foreign Currency Translation and Transactions

Adjustments resulting from foreign currency translation are recorded in AOCI and reclassified to income when the related foreign entity is sold. See Note 21 for additional information.

2. Segment and Related Information

(PPL)

PPL is organized into two segments: Kentucky Regulated and Pennsylvania Regulated. PPL's segments are segmented by geographic location.

The Kentucky Regulated segment consists primarily of LG&E's and KU's regulated electricity generation, transmission and distribution operations, as well as LG&E's regulated distribution and sale of natural gas.

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

"Corporate and Other" primarily includes financing costs incurred at the corporate level that have not been allocated or assigned to the segments, certain other unallocated costs, as well as the financial results of Safari Energy, which is presented to reconcile segment information to PPL's consolidated results. For the periods ended December 31, 2020 and 2019, these amounts have been adjusted for certain costs that were previously included in the U.K. Regulated segment.

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

Income Statement data for the segments and reconciliation to PPL's consolidated results for the years ended December 31 are as follows:

	2021	2020	2019
Operating Revenues from external customers (a)
Kentucky Regulated	$3,348	$3,106	$3,206
Pennsylvania Regulated	2,402	2,330	2,358
Corporate and Other	33	38	38
Total	$5,783	$5,474	$5,602

	2021	2020	2019

Depreciation
Kentucky Regulated	$647	$606	$547
Pennsylvania Regulated	424	403	386
Corporate and Other	11	13	16
Total	$1,082	$1,022	$949

Amortization (b)
Kentucky Regulated	$15	$19	$27
Pennsylvania Regulated	19	26	24
Corporate and Other	5	13	7
Total	$39	$58	$58

Interest Expense (c)
Kentucky Regulated	$249	$300	$298
Pennsylvania Regulated	162	172	169
Corporate and Other (d)	507	162	154
Total	$918	$634	$621

Income Before Income Taxes
Kentucky Regulated	$562	$516	$530
Pennsylvania Regulated	599	664	607
Corporate and Other	(640)	(226)	(218)
Total	$521	$954	$919

Income Taxes (e)
Kentucky Regulated	$94	$98	$94
Pennsylvania Regulated	154	167	149
Corporate and Other	255	49	(60)
Total	$503	$314	$183

Deferred income taxes and investment tax credits (f)
Kentucky Regulated	$272	$64	$82
Pennsylvania Regulated	79	82	90
Corporate and Other	(264)	23	(3)
Total	$87	$169	$169

Net Income
Kentucky Regulated	$468	$418	$436
Pennsylvania Regulated	445	497	458
Corporate and Other (d)	(895)	(275)	(158)
Discontinued Operations	(1,498)	829	1,010
Total	$(1,480)	$1,469	$1,746

(a)See Note 1 and Note 3 for additional information on Operating Revenues.
(b)Represents non-cash expense items that include amortization of operating lease right-of-use assets, regulatory assets and liabilities, debt discounts and premiums and debt issuance costs.
(c)Beginning in 2021, corporate level financing costs are no longer allocated to the reportable segments and are being reported in Corporate and Other. For the years ended December 31, 2020 and 2019, corporate level financing costs of $32 million, net of $8 million of income taxes, and $32 million, net of $9 million of income taxes, were allocated to the Kentucky Regulated segment. For the years ended December 31, 2020 and 2019, an immaterial amount of financing costs were allocated to the Pennsylvania Regulated segment.
(d)2021 includes losses from the extinguishment of PPL Capital Funding debt. See Note 8 for additional information.
(e)Represents both current and deferred income taxes, including investment tax credits.
(f)Represents a non-cash expense item that is also included in "Income Taxes."

Cash Flow data for the segments and reconciliation to PPL's consolidated results for the years ended December 31 are as follows:

	2021	2020	2019
Expenditures for long-lived assets
Kentucky Regulated	$1,026	$966	$1,097
Pennsylvania Regulated	904	1,154	1,121
Corporate and Other	49	158	32
Total	$1,979	$2,278	$2,250

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated results as of:

	As of December 31,
	2021	2020
Total Assets
Kentucky Regulated	$16,360	$15,943
Pennsylvania Regulated	13,336	12,347
Corporate and Other (a)	3,527	843
Assets held for sale (b)	—	18,983
Total	$33,223	$48,116

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

Distribution Revenue

PPL Electric provides distribution services to residential, commercial, industrial, municipal and governmental end users of energy. PPL Electric satisfies its performance obligation to its distribution customers and revenue is recognized over-time as electricity is delivered and simultaneously consumed by the customer. The amount of revenue recognized is the volume of electricity delivered during the period multiplied by the price per tariff, plus a monthly fixed charge. This method of recognition fairly presents PPL Electric's transfer of electric service to the customer as the calculation is based on actual volumes, and the price per tariff and the monthly fixed charge are set by the PUC. Customers are typically billed monthly and outstanding amounts are normally due within 21 days of the date of the bill.

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

(PPL, LG&E and KU)

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

(All Registrants)

The following table reconciles "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the years ended December 31:

	2021
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$5,783	$2,402	$1,569	$1,826
Revenues derived from:
Alternative revenue programs (b)	77	83	(3)	(3)
Other (c)	(22)	(3)	(8)	(9)
Revenues from Contracts with Customers	$5,838	$2,482	$1,558	$1,814

	2020
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$5,474	$2,331	$1,456	$1,690
Revenues derived from:
Alternative revenue programs (b)	(24)	(12)	(8)	(4)
Other (c)	(21)	(3)	(7)	(10)
Revenues from Contracts with Customers	$5,429	$2,316	$1,441	$1,676

	2019
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$5,602	$2,358	$1,500	$1,740
Revenues derived from:
Alternative revenue programs (b)	(30)	(6)	(10)	(14)
Other (c)	(31)	(10)	(9)	(12)
Revenues from Contracts with Customers	$5,541	$2,342	$1,481	$1,714

(a)Amounts for PPL Electric represent revenues from external customers reported by the Pennsylvania Regulated segment and amounts for LG&E and KU, net of intercompany power sales and transmission revenues, represent revenues from external customers reported by the Kentucky Regulated segment. See Note 2 for additional information.
(b)Alternative revenue programs include the transmission formula rate for PPL Electric, the ECR and DSM programs for LG&E and KU, the GLT and GSC programs for LG&E, and the generation formula rate for KU. For PPL Electric, revenue in 2021 was reduced by $78 million for a reduction in the transmission formula rate return on equity. See Note 7 for additional information. This line item shows the over/under collection of these rate mechanisms with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts.
(c)Represents additional revenues outside the scope of revenues from contracts with customers such as leases and other miscellaneous revenues.

The following table shows revenues from contracts with customers disaggregated by customer class for the years ended December 31:

	2021
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
PA Regulated	$1,299	$350	$53	$50	$—	$—	$730	$2,482
KY Regulated	1,416	928	586	305	24	66	—	3,325
Corp and Other	—	—	—	31	—	—	—	31
Total PPL	$2,715	$1,278	$639	$386	$24	$66	$730	$5,838

PPL Electric	$1,299	$350	$53	$50	$—	$—	$730	$2,482

LG&E	$711	$473	$180	$145	$—	$49	$—	$1,558

KU	$705	$455	$406	$160	$24	$64	$—	$1,814

	2020
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
PA Regulated	$1,238	$314	$44	$50	$—	$—	$670	$2,316
KY Regulated	1,347	871	538	261	20	40	—	3,077
Corp and Other	—	—	—	36	—	—	—	36
Total PPL	$2,585	$1,185	$582	$347	$20	$40	$670	$5,429

PPL Electric	$1,238	$314	$44	$50	$—	$—	$670	$2,316

LG&E	$676	$444	$173	$114	$—	$34	$—	$1,441

KU	$671	$427	$365	$147	$20	$46	$—	$1,676

	2019
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
PA Regulated	$1,288	$349	$59	$52	$—	$—	$594	$2,342
KY Regulated	1,322	908	562	277	43	49	—	3,161
Corp and Other	—	—	—	38	—	—	—	38
Total PPL	$2,610	$1,257	$621	$367	$43	$49	$594	$5,541

PPL Electric	$1,288	$349	$59	$52	$—	$—	$594	$2,342

LG&E	$668	$466	$180	$121	$—	$46	$—	$1,481

KU	$654	$442	$382	$156	$43	$37	$—	$1,714

(a)Primarily includes revenues from pole attachments, street lighting, other public authorities and other non-core businesses.
(b)Includes wholesale power and transmission revenues. LG&E and KU amounts include intercompany power sales and transmission revenues, which are eliminated upon consolidation at PPL.

As discussed in Note 2, PPL segments its business by geographic location. Revenues from external customers for each segment/geographic location are reconciled to revenues from contracts with customers in the footnotes to the tables above. PPL Electric's revenues from contracts with customers are further disaggregated by distribution and transmission as indicated in the above tables.

Contract receivables from customers are primarily included in "Accounts receivable - Customer" and "Unbilled revenues" on the Balance Sheets.

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the year ended December 31:

	2021	2020	2019
PPL	$22	$25	$27
PPL Electric	10	17	21
LG&E	4	4	2
KU	8	4	4

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers:

	PPL	PPL Electric	LG&E	KU
Contract liabilities as of December 31, 2021	$42	$25	$6	$6
Contract liabilities as of December 31, 2020	40	23	5	6
Revenue recognized during the year ended December 31, 2021 that was included in the contract liability balance at December 31, 2020	24	11	5	6

Contract liabilities as of December 31, 2020	$40	$23	$5	$6
Contract liabilities as of December 31, 2019	37	21	5	4
Revenue recognized during the year ended December 31, 2020 that was included in the contract liability balance at December 31, 2019	22	9	5	4

Contract liabilities as of December 31, 2019	$37	$21	$5	$4
Contract liabilities as of December 31, 2018	40	23	5	4
Revenue recognized during the year ended December 31, 2019 that was included in the contract liability balance at December 31, 2018	25	11	5	4

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

At December 31, 2021, PPL had $46 million of performance obligations attributable to Corporate and Other that have not been satisfied. Of this amount, PPL expects to recognize approximately $41 million within the next 12 months.

4. Preferred Securities

(PPL)

PPL is authorized to issue up to 10 million shares of preferred stock. No PPL preferred stock was issued or outstanding in 2021, 2020 or 2019.

(PPL Electric)

PPL Electric is authorized to issue up to 20,629,936 shares of preferred stock. No PPL Electric preferred stock was issued or outstanding in 2021, 2020 or 2019.

(LG&E)

LG&E is authorized to issue up to 1,720,000 shares of preferred stock at a $25 par value and 6,750,000 shares of preferred stock without par value. LG&E had no preferred stock issued or outstanding in 2021, 2020 or 2019.

(KU)

KU is authorized to issue up to 5,300,000 shares of preferred stock and 2,000,000 shares of preference stock without par value. KU had no preferred or preference stock issued or outstanding in 2021, 2020 or 2019.

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

These securities also included the remaining shares of PPL common stock forward sale agreements, which were settled in 2019. The forward sale agreements were dilutive under the Treasury Stock Method to the extent the average stock price of PPL's common shares exceeded the forward sale price prescribed in the agreements.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended December 31, used in the EPS calculation are:

	2021	2020	2019
Income (Numerator)
Income from continuing operations after income taxes	$18	$640	$736
Less amounts allocated to participating securities	—	1	1
Income from continuing operations after income taxes available to PPL common shareowners - Basic and Diluted	$18	$639	$735

Income (loss) from discontinued operations (net of income taxes) available to PPL common shareowners - Basic and Diluted	$(1,498)	$829	$1,010

Net income (loss) attributable to PPL	$(1,480)	$1,469	1,746
Less amounts allocated to participating securities	—	1	1
Net income (loss) available to PPL common shareowners - Basic and Diluted	$(1,480)	$1,468	$1,745

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	762,902	768,590	728,512
Add incremental non-participating securities:
Add: Dilutive share-based payment awards (a)	1,917	794	1,101
Add: Forward sale agreements	—	—	7,141
Weighted-average shares - Diluted EPS	764,819	769,384	736,754

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.03	$0.83	$1.01
Income (loss) from discontinued operations (net of income taxes)	(1.96)	1.08	1.38
Net Income (Loss) available to PPL common shareowners	$(1.93)	$1.91	$2.39

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.03	$0.83	$1.00
Income (loss) from discontinued operations (net of income taxes)	(1.96)	1.08	1.37
Net Income (Loss) available to PPL common shareowners	$(1.93)	$1.91	$2.37

(a)The Treasury Stock Method was applied to non-participating share-based payment awards.

For the years ended December 31, PPL issued common stock related to stock-based compensation plans and DRIP as follows (in thousands):

	2021	2020
Stock-based compensation plans (a)	983	731
DRIP	—	943

(a)Includes stock options exercised, vesting of performance units, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

For the years ended December 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive:

	2021	2020	2019
Stock-based compensation awards	1,783	452	8

6. Income and Other Taxes

(PPL)

"Income (Loss) from Continuing Operations Before Income Taxes" is from domestic operations.

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

Net deferred tax assets have been recognized based on management's estimates of future taxable income.

Significant components of PPL's deferred income tax assets and liabilities were as follows:

	2021	2020
Deferred Tax Assets
Deferred investment tax credits	$30	$30
Regulatory liabilities	94	68
Income taxes due to customers	422	444
Accrued pension and postretirement costs	75	106
Federal loss carryforwards (a)	—	234
State loss carryforwards	483	448
Federal and state tax credit carryforwards (a)	15	401
Leases	67	68
Contributions in aid of construction	120	115
Other	84	68
Valuation allowances	(462)	(536)
Total deferred tax assets	928	1,446

Deferred Tax Liabilities
Plant - net	3,812	3,700
Regulatory assets	180	195
Other	75	70
Total deferred tax liabilities	4,067	3,965
Net deferred tax liability	$3,139	$2,519

(a)PPL utilized federal net operating losses of $1,115 million and tax credit carryforwards of $272 million in June 2021 as a result of the completion of the sale of the U.K. utility business on June 14, 2021. The related deferred tax assets decreased by approximately $506 million, with a corresponding reduction in current income taxes.

State deferred taxes are determined by entity and by jurisdiction. As a result, $12 million and $17 million of net deferred tax assets are shown as "Other noncurrent assets" on the Balance Sheets for 2021 and 2020.

At December 31, 2021, PPL had the following loss and tax credit carryforwards, related deferred tax assets and valuation allowances recorded against the deferred tax assets:

	Gross	Deferred Tax Asset	Valuation Allowance	Expiration
Loss and other carryforwards
State net operating losses	$6,468	$483	$(459)	2022-2041

Credit carryforwards
State recycling credit	14	—	2028
State - other	1	—	Indefinite

Valuation allowances have been established for the amount that, more likely than not, will not be realized. The changes in deferred tax valuation allowances were as follows:

		Additions
	Balance at Beginning of Period	Charged to Income		Charged to Other Accounts	Deductions		Balance at End of Period
2021	$536	$48	(a)	$—	$122	(b)	$462
2020	514	26		—	4		536
2019	495	24		—	5		514

(a)In 2021, PPL recorded a $31 million increase in a valuation allowance on a state net operating loss carryforward in connection with the loss on extinguishment associated with a tender offer to purchase and retire PPL Capital Funding's outstanding Senior Notes. See Note 8 for additional information on the tender offer.
(b)In light of the disposition of PPL's U.K. utility business, there was a decrease in the valuation allowance of approximately $113 million.

A U.S. based company with foreign subsidiaries may be required to record deferred taxes associated with the differences in the outside book-tax basis of those subsidiaries. The primary component of such outside basis differences is ordinarily accumulated unremitted earnings. In anticipation of the WPD sale, indefinite reinvestment of accumulated unremitted earnings of WPD was no longer relevant and, in the first quarter of 2021, PPL recorded a deferred tax liability reflecting the expected tax cost associated with the realization of the outside book-tax basis difference in the investment in WPD. In the second quarter of 2021, following completion of the WPD sale, that deferred tax was recorded to current tax expense.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows:

	2021	2020	2019
Income Tax Expense (Benefit)
Current - Federal	$(1)	$(8)	$(10)
Current - State	36	24	19
Current - Foreign	(1)	(2)	—
Total Current Expense (Benefit)	34	14	9
Deferred - Federal	28	135	141
Deferred - State	105	94	76
Deferred - Foreign (a)	383	101	(14)
Total Deferred Expense (Benefit), excluding operating loss carryforwards	516	330	203

Amortization of investment tax credit	(3)	(3)	(3)
Tax expense (benefit) of operating loss carryforwards
Deferred - Federal	12	6	7
Deferred - State	(56)	(33)	(33)
Total Tax Expense (Benefit) of Operating Loss Carryforwards	(44)	(27)	(26)
Total income tax expense (benefit)	$503	$314	$183

Total income tax expense (benefit) - Federal	$36	$130	$135
Total income tax expense (benefit) - State	85	85	62
Total income tax expense (benefit) - Foreign	382	99	(14)
Total income tax expense (benefit)	$503	$314	$183

(a)In 2021, the U.K. Finance Act 2021 increased the U.K. corporation tax rate from 19% to 25%, effective April 1, 2023. The primary impact of the corporation tax rate increase was an increase in deferred tax liabilities of the U.K. utility business, which was sold on June 14, 2021, and a corresponding deferred tax expense of $383 million, which was recognized in continuing operations in the second quarter of 2021.
In 2020, the U.K. Finance Act 2020 cancelled the tax rate reduction from 19% to 17%. The primary impact of the cancellation of the corporation tax rate reduction was an increase in deferred tax liabilities and a corresponding deferred tax expense of $106 million.

In the table above, the following income tax expense (benefit) are excluded from income taxes:

	2021	2020	2019
Discontinued operations - PPL U.K. utility business	$759	$188	$226
Reclassification from AOCI due to sale of UK utility business	660	—	—
Other comprehensive income	150	(19)	(93)
Total	$1,569	$169	$133

	2021	2020	2019
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$109	$200	$193

State income taxes, net of federal income tax benefit	23	48	45
Valuation allowance adjustments (a)	48	24	22
Federal and state income tax return adjustments	(3)	(9)	1
Impact of the U.K. Finance Acts on deferred tax balances (b)	383	101	(14)
Depreciation and other items not normalized	(5)	(5)	(10)
Amortization of excess deferred federal and state income taxes	(54)	(43)	(40)
Non-deductible officer's salary	6	7	4
Kentucky recycling credit, net of federal income tax expense (c)	—	—	(18)
Other	(4)	(9)	—
Total increase (decrease)	394	114	(10)
Total income tax expense (benefit)	$503	$314	$183
Effective income tax rate	96.5%	32.9%	19.9%

(a)In 2021, PPL recorded a $31 million state deferred tax benefit on a net operating loss and an offsetting valuation allowance in connection with the loss on extinguishment associated with a tender offer to purchase and retire PPL Capital Funding's outstanding Senior Notes. See Note 8 for additional information on the tender offer.

In 2021, 2020, and 2019, PPL recorded deferred income tax expense of $15 million, $24 million and $25 million for valuation allowances primarily related to increased Pennsylvania net operating loss carryforwards expected to be unutilized.
(b)In 2020, the U.K. Finance Act 2020 cancelled the tax rate reduction to 17%, thereby maintaining the corporation tax rate at 19% for financial years 2020 and 2021. The primary impact of the cancellation of the corporation tax rate reduction was an increase in deferred tax liabilities and a corresponding deferred tax expense of $106 million.

In 2021, the U.K. Finance Act 2021 increased the U.K. corporation tax rate from 19% to 25%, effective April 1, 2023. The primary impact of the corporation tax rate increase was an increase in deferred tax liabilities of the U.K. utility business, which was sold on June 14, 2021, and a corresponding deferred tax expense of $383 million, which was recognized in continuing operations in the second quarter of 2021.
(c)In 2019, LG&E recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky.

	2021	2020	2019
Taxes, other than income
State gross receipts	$113	$100	$107
Domestic - other	94	80	79
Total	$207	$180	$186

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

Significant components of PPL Electric's deferred income tax assets and liabilities were as follows:

	2021	2020
Deferred Tax Assets
Accrued pension and postretirement costs	$14	$25
Contributions in aid of construction	95	91
Regulatory liabilities	52	24
Income taxes due to customers	154	162
Federal loss carryforwards (a)	—	52
Other	21	29
Total deferred tax assets	336	383

Deferred Tax Liabilities
Electric utility plant - net	1,891	1,826
Regulatory assets	74	86
Other	39	30
Total deferred tax liabilities	2,004	1,942
Net deferred tax liability	$1,668	$1,559

(a)PPL Electric utilized their remaining federal net operating losses and recorded the related deferred tax assets to current expense in June 2021 as a result of the completion of the sale of the U.K. utility business on June 14, 2021.

PPL Electric expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows:

	2021	2020	2019
Income Tax Expense (Benefit)
Current - Federal	$40	$61	$44
Current - State	35	23	15
Total Current Expense (Benefit)	75	84	59
Deferred - Federal	59	45	51
Deferred - State	20	38	39
Total Deferred Expense (Benefit), excluding operating loss carryforwards	79	83	90

Total income tax expense (benefit)	$154	$167	$149

Total income tax expense (benefit) - Federal	$99	$106	$95
Total income tax expense (benefit) - State	55	61	54
Total income tax expense (benefit)	$154	$167	$149

	2021	2020	2019
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$126	$139	$127
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	46	52	47
Federal and state income tax return adjustments	—	(4)	1
Depreciation and other items not normalized	(5)	(5)	(10)
Amortization of excess deferred federal income taxes (a)	(14)	(16)	(18)
Other	1	1	2
Total increase (decrease)	28	28	22
Total income tax expense (benefit)	$154	$167	$149
Effective income tax rate	25.7%	25.2%	24.6%

(a)In 2021, 2020 and 2019, PPL Electric recorded lower income tax expense for the amortization of excess deferred taxes that primarily resulted from the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA. This amortization represents each year's refund amount, prior to a tax gross-up, to be paid to customers for previously collected deferred taxes at higher income tax rates.

	2021	2020	2019
Taxes, other than income
State gross receipts	$113	$100	$107
Property and other	7	7	5
Total	$120	$107	$112

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

Significant components of LG&E's deferred income tax assets and liabilities were as follows:

	2021	2020
Deferred Tax Assets
Contributions in aid of construction	$15	$15
Regulatory liabilities	18	20
Deferred investment tax credits	8	8
Income taxes due to customers	125	132
State tax credit carryforwards	11	12
Lease liabilities	4	5
Valuation allowances	(11)	(12)
Other	11	11
Total deferred tax assets	181	191

Deferred Tax Liabilities
Plant - net	854	833
Regulatory assets	65	66
Lease right-of-use assets	4	4
Other	9	4
Total deferred tax liabilities	932	907
Net deferred tax liability	$751	$716

At December 31, 2021 LG&E had $11 million of state credit carryforwards that expire in 2028 and an $11 million valuation allowance related to state credit carryforwards due to insufficient projected Kentucky taxable income.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2021	2020	2019
Income Tax Expense (Benefit)
Current - Federal	$41	$53	$4
Current - State	5	7	4
Total Current Expense (Benefit)	46	60	8
Deferred - Federal	1	(4)	46
Deferred - State	8	7	10
Total Deferred Expense (Benefit)	9	3	56
Amortization of investment tax credit - Federal	(1)	(1)	(1)
Total income tax expense (benefit)	$54	$62	$63

Total income tax expense (benefit) - Federal	$41	$48	$49
Total income tax expense (benefit) - State	13	14	14
Total income tax expense (benefit)	$54	$62	$63

	2021	2020	2019
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$64	$64	$62
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	12	12	12
Amortization of excess deferred federal and state income taxes	(20)	(11)	(10)
Kentucky recycling credit, net of federal income tax expense (a)	—	—	(14)
Valuation allowance adjustments (a)	—	—	14
Other	(2)	(3)	(1)
Total increase (decrease)	(10)	(2)	1
Total income tax expense (benefit)	$54	$62	$63
Effective income tax rate	17.8%	20.3%	21.4%

(a)In 2019, LG&E recorded a deferred income tax benefit associated with two projects placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky. This amount has been reserved due to insufficient Kentucky taxable income projected at LG&E.

	2021	2020	2019
Taxes, other than income
Property and other	$46	$40	$39
Total	$46	$40	$39

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

Significant components of KU's deferred income tax assets and liabilities were as follows:

	2021	2020
Deferred Tax Assets
Contributions in aid of construction	$9	$8
Regulatory liabilities	23	23
Deferred investment tax credits	22	22
Income taxes due to customers	143	150
State tax credit carryforwards	4	5
Lease liabilities	7	8
Valuation allowances	(3)	(4)
Other	4	4
Total deferred tax assets	209	216

Deferred Tax Liabilities
Plant - net	1,012	992
Regulatory assets	41	43
Pension and postretirement costs	13	8
Lease right-of-use assets	6	7
Other	2	1
Total deferred tax liabilities	1,074	1,051
Net deferred tax liability	$865	$835

At December 31, 2021 KU had $4 million of state credit carryforwards of which $3 million will expire in 2028 and $1 million that has an indefinite carryforward period. At December 31, 2021 KU had a $3 million valuation allowance related to state credit carryforwards due to insufficient projected Kentucky taxable income.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2021	2020	2019
Income Tax Expense (Benefit)
Current - Federal	$58	$40	$35
Current - State	8	3	5
Total Current Expense (Benefit)	66	43	40
Deferred - Federal	(4)	11	28
Deferred - State	7	11	13
Total Deferred Expense (Benefit)	3	22	41
Amortization of investment tax credit - Federal	(2)	(2)	(2)
Total income tax expense (benefit)	$67	$63	$79

Total income tax expense (benefit) - Federal	$52	$49	$61
Total income tax expense (benefit) - State	15	14	18
Total income tax expense (benefit)	$67	$63	$79

	2021	2020	2019
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$76	$72	$78
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	14	14	15
Amortization of investment tax credit	(2)	(2)	(2)
Amortization of excess deferred federal and state income taxes	(20)	(17)	(13)
Kentucky recycling credit, net of federal income tax expense (a)	—	—	(4)
Valuation allowance adjustments (a)	—	—	4
Other	(1)	(4)	1
Total increase (decrease)	(9)	(9)	1
Total income tax expense (benefit)	$67	$63	$79
Effective income tax rate	18.4%	18.4%	21.2%

(a)In 2019, KU recorded a deferred income tax benefit associated with a project placed into service that prepare a generation waste material for reuse and, as a result, qualify for a Kentucky recycling credit. The applicable credit provides tax benefits for a portion of the equipment costs for major recycling projects in Kentucky. This amount has been reserved due to insufficient Kentucky taxable income projected at KU.

	2021	2020	2019
Taxes, other than income
Property and other	$41	$37	$35
Total	$41	$37	$35

(All Registrants)

Unrecognized Tax Benefits

PPL or its subsidiaries file tax returns in four major tax jurisdictions. The income tax provisions for PPL Electric, LG&E and KU are calculated in accordance with an intercompany tax sharing agreement, which provides that taxable income be calculated as if each domestic subsidiary filed a separate consolidated return. PPL Electric or its subsidiaries indirectly or directly file tax returns in two major tax jurisdictions, and LG&E and KU indirectly or directly file tax returns in two major tax jurisdictions. With few exceptions, at December 31, 2021, these jurisdictions, as well as the tax years that are no longer subject to examination, were as follows.

	PPL	PPL Electric	LG&E	KU
U.S. (federal)	2017 and prior	2017 and prior	2017 and prior	2017 and prior
Pennsylvania (state)	2017 and prior	2017 and prior
Kentucky (state)	2014 and prior		2014 and prior	2014 and prior
U.K. (foreign)	2019 and prior

7. Utility Rate Regulation

Regulatory Assets and Liabilities

(All Registrants)

PPL, PPL Electric, LG&E and KU reflect the effects of regulatory actions in the financial statements for their cost-based rate-regulated utility operations. Regulatory assets and liabilities are classified as current if, upon initial recognition, the entire amount related to an item will be recovered or refunded within a year of the balance sheet date.

(PPL, LG&E and KU)

LG&E is subject to the jurisdiction of the KPSC and FERC, and KU is subject to the jurisdiction of the KPSC, FERC and VSCC.

LG&E's and KU's Kentucky base rates are calculated based on recovery of costs as well as a return on capitalization (common equity, long-term debt and short-term debt) including adjustments for certain net investments and costs recovered separately through other means. As such, LG&E and KU generally earn a return on regulatory assets.

(PPL and KU)

KU's Virginia base rates are calculated based on recovery of costs as well as a return on rate base (net utility plant plus working capital less accumulated deferred income taxes and miscellaneous deductions). As all regulatory assets and liabilities, except for regulatory assets and liabilities related to the levelized fuel factor, accumulated deferred income taxes, pension and postretirement benefits, and AROs related to certain CCR impoundments, are excluded from the return on rate base utilized in the calculation of Virginia base rates, no return is earned on the related assets.

KU's rates to municipal customers for wholesale power requirements are calculated based on annual updates to a formula rate that utilizes a return on rate base (net utility plant plus working capital less accumulated deferred income taxes and miscellaneous deductions). As all regulatory assets and liabilities, except accumulated deferred income taxes, are excluded from the return on rate base utilized in the development of municipal rates, no return is earned on the related assets.

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

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations at December 31:

	PPL		PPL Electric
	2021	2020	2021	2020
Current Regulatory Assets:
Plant outage costs	$—	$46	$—	$—
Gas supply clause	21	4	—	—
Smart meter rider	11	17	11	17
Transmission formula rate	6	15	6	15
Storm costs	—	7	—	7
Fuel adjustment clause	11	—	—	—
Other	15	10	5	1
Total current regulatory assets (a)	$64	$99	$22	$40

Noncurrent Regulatory Assets:
Defined benefit plans	$523	$570	$256	$290
Plant outage cost	54	—	—	—
Storm costs	11	17	—	—
Unamortized loss on debt	24	30	4	8
Interest rate swaps	18	23	—	—
Terminated interest rate swaps	70	75	—	—
Accumulated cost of removal of utility plant	228	240	228	240
AROs	302	300	—	—
Other	6	7	—	3
Total noncurrent regulatory assets	$1,236	$1,262	$488	$541

	PPL		PPL Electric
	2021	2020	2021	2020
Current Regulatory Liabilities:
Generation supply charge	$10	$21	$10	$21
Transmission service charge	21	1	21	1
Universal service rider	17	22	17	22
TCJA customer refund	22	11	22	11
Act 129 compliance rider	10	7	10	7
Transmission formula rate return on equity (b)	73	—	73	—
Economic relief billing rate	27	—	—	—
Other	2	17	—	6
Total current regulatory liabilities	$182	$79	$153	$68

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$639	$653	$—	$—
Power purchase agreement - OVEC	35	43	—	—
Net deferred taxes	1,591	1,690	531	560
Defined benefit plans	95	60	28	18
Terminated interest rate swaps	62	66	—	—
Other	—	18	—	—
Total noncurrent regulatory liabilities	$2,422	$2,530	$559	$578

	LG&E		KU
	2021	2020	2021	2020
Current Regulatory Assets:
Gas supply clause	$21	$4	$—	$—
Fuel adjustment clause	4	—	7	—
Gas line tracker	3	4	—	—
Generation formula rate	—	—	2	2
Plant outage costs	—	12	—	34
Other	5	3	—	—
Total current regulatory assets	$33	$23	$9	$36

Noncurrent Regulatory Assets:
Defined benefit plans	$164	$174	$103	$106
Storm costs	8	11	3	6
Unamortized loss on debt	12	13	8	9
Interest rate swaps	18	23	—	—
Terminated interest rate swaps	41	44	29	31
AROs	75	85	227	215
Plant outage costs	15	—	39	—
Other	4	1	2	3
Total noncurrent regulatory assets	$337	$351	$411	$370

	LG&E		KU
	2021	2020	2021	2020
Current Regulatory Liabilities:
Economic relief billing credit	$21	$—	$6	$—
Fuel adjustment clauses	—	—	—	5
Environmental cost recovery	—	—	—	4
Other	—	—	2	2
Total current regulatory liabilities	$21	$—	$8	$11

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$262	$274	$377	$379
Power purchase agreement - OVEC	24	30	11	13
Net deferred taxes	491	528	569	602
Defined benefit plans	10	—	57	42
Terminated interest rate swaps	31	33	31	33
Other	—	17	—	1
Total noncurrent regulatory liabilities	$818	$882	$1,045	$1,070

(a)For PPL, these amounts are included in "Other current assets" on the Balance Sheets.
(b)See “Regulatory Matters - Federal Matters - PPL Electric Transmission Formula Rate Return on Equity” below for additional information.

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

(PPL, LG&E and KU)

As a result of previous rate case settlements and orders, the difference between pension cost calculated in accordance with LG&E's and KU's pension accounting policy and pension cost calculated using a 15-year amortization period for actuarial gains and losses and settlements are recorded as a regulatory asset. As of December 31, 2021, the balances were $98 million for PPL, $54 million for LG&E and $44 million for KU. As of December 31, 2020, the balances were $79 million for PPL, $44 million for LG&E and $35 million for KU.

(All Registrants)

Storm Costs

PPL Electric, LG&E and KU have the ability to request from the PUC, KPSC and VSCC, as applicable, the authority to treat expenses related to specific extraordinary storms as a regulatory asset and defer such costs for regulatory accounting and reporting purposes. Once such authority is granted, LG&E and KU can request recovery of those expenses in a base rate case and begin amortizing the costs when recovery starts. PPL Electric can recover qualifying expenses caused by major storm events, as defined in its retail tariff, over three years through the Storm Damage Expense Rider commencing in the application year after the storm occurred. Storm costs incurred in PPL Electric's territory from a March 2018 storm were amortized through 2021. LG&E's and KU's regulatory assets for storm costs are being amortized through various dates ending in 2031.

Unamortized Loss on Debt

Unamortized loss on reacquired debt represents losses on long-term debt refinanced, reacquired or redeemed that have been deferred and will be amortized and recovered over either the original life of the extinguished debt or the life of the replacement debt (in the case of refinancing). Such costs are being amortized through 2029 for PPL Electric, through 2042 for KU, and through 2044 for LG&E.

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

(PPL and PPL Electric)

Generation Supply Charge (GSC)

The GSC is a cost recovery mechanism that permits PPL Electric to recover costs incurred to provide generation supply to PLR customers who receive basic generation supply service. The recovery includes charges for generation supply, as well as administration of the acquisition process. In addition, the GSC contains a reconciliation mechanism whereby any over- or under-recovery from prior periods is refunded to, or recovered from, customers through the adjustment factor determined for the subsequent rate filing period.

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

Storm Damage Expense Rider (SDER)

The SDER is a reconcilable automatic adjustment clause under which PPL Electric annually will compare actual storm costs to storm costs allowed in base rates and refund or recover any differences from customers. In the 2015 rate case settlement approved by the PUC in November 2015, it was determined that reportable storm damage expenses to be recovered annually through base rates will be set at $20 million. The SDER will recover from or refund to customers the applicable expenses from reportable storms as compared to the $20 million recovered annually through base rates.

Act 129 Compliance Rider

In compliance with Pennsylvania's Act 129 of 2008 and implementing regulations, PPL Electric is currently in Phase IV of the energy efficiency and conservation plan which was approved in March 2021. Phase IV allows PPL Electric to recover the maximum $313 million over the five-year period, June 1, 2021 through May 31, 2026. The plan includes programs intended to reduce electricity consumption. The recoverable costs include direct and indirect charges, including design and development costs, general and administrative costs and applicable state evaluator costs. The rates are applied to customers who receive distribution service through the Act 129 Compliance Rider. The actual Phase IV program costs are reconcilable after each 12 month period, and any over- or under-recovery from customers will be refunded or recovered over the next rate filing period. PPL Electric's Act 129 Phase III plan ended May 31, 2021 and any over-or under-recovery from customers related to Phase III will be refunded or recovered over the next rate filing period.

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

TCJA Customer Refund

As a result of the reduced U.S federal corporate income tax rate as enacted by the TCJA, the PUC ruled that these tax benefits should be refunded to customers. Timing differences between the recognition of these tax benefits and the refund of the benefit to the customer creates a regulatory liability. PPL Electric's liability is being credited back to distribution customers through a temporary negative surcharge and remains in place until PPL Electric files and the PUC approves new base rates. The TCJA is reconcilable, and any over- or under-recovery from customers will be refunded or recovered annually in the subsequent year.

(PPL, LG&E and KU)

Environmental Cost Recovery

Kentucky law permits LG&E and KU to recover the costs, including a return of operating expenses and a return of and on capital invested, of complying with the Clean Air Act and those federal, state or local environmental requirements, which apply to coal combustion wastes and by-products from coal-fired electricity generating facilities. The KPSC requires reviews of the past operations of the environmental surcharge for six-month and two-year billing periods to evaluate the related charges, credits and rates of return, as well as to provide for the roll-in of ECR amounts to base rates each two-year period. The KPSC has authorized return on equity of 9.35% for existing approved ECR projects. The ECR regulatory asset or liability represents the amount that has been under- or over-recovered due to timing or adjustments to the mechanism and is typically recovered or refunded within 12 months.

Fuel Adjustment Clauses

LG&E's and KU's retail electric rates contain a fuel adjustment clause, whereby variances in power purchases and the cost of fuel to generate electricity, including transportation costs, from the costs embedded in base rates are adjusted in LG&E's and KU's rates. The KPSC requires formal reviews at six-month intervals to examine past fuel adjustments and at two-year intervals to review past operations of the fuel adjustment clause and, to the extent appropriate, may conduct public hearings and reestablish the fuel charge included in base rates. The regulatory assets or liabilities represent the amounts that have been under- or over-recovered due to timing or adjustments to the mechanism and are typically recovered within 12 months.

KU also employs a levelized fuel factor mechanism for Virginia customers using an average fuel cost factor based primarily on projected fuel costs and load for the fuel year (12 months ending March 31). The Virginia levelized fuel factor allows fuel recovery based on projected fuel costs for the fuel year plus an adjustment for any under- or over-recovery of fuel expenses from the prior fuel year. The regulatory assets or liabilities represent the amounts that have been under- or over-recovered due to timing or adjustments to the mechanism and are typically recovered or refunded within 12 months.

Economic Relief Billing Credit

The Economic Relief Billing Credit represents regulatory liabilities to be returned to customers through June 30, 2022, as agreed to in the Kentucky rate case in recognition of the economic impact of COVID-19. See "Regulatory Matters - Kentucky Activities - Rate Case Proceedings" below for additional information.

AROs

As discussed in Note 1, for LG&E and KU, all ARO accretion and depreciation expenses are reclassified as a regulatory asset or regulatory liability. ARO regulatory assets associated with certain CCR projects are amortized to expense in accordance with regulatory approvals. For other AROs, deferred accretion and depreciation expense is recovered through cost of removal.

Power Purchase Agreement - OVEC

As a result of purchase accounting associated with PPL's acquisition of LG&E and KU, the fair values of the OVEC power purchase agreement were recorded on the balance sheets of LG&E and KU with offsets to regulatory liabilities. The regulatory liabilities are being amortized using the units-of-production method until March 2026, the expiration date of the agreement at the date of the acquisition. LG&E's and KU's customer rates continue to reflect the original contracts. See Notes 14 and 19 for additional discussion of the power purchase agreement.

Interest Rate Swaps

LG&E's unrealized gains and losses are recorded as regulatory assets or regulatory liabilities until they are realized as interest expense. Interest expense from existing swaps is realized and recovered over the terms of the associated debt, which matures in 2033.

Terminated Interest Rate Swaps

Net realized gains and losses on all interest rate swaps are recovered through regulated rates. As such, any gains and losses on these derivatives are included in regulatory assets or liabilities and are primarily recognized in "Interest Expense" on the Statements of Income over the life of the associated debt.

Plant Outage Costs

From July 1, 2017 through June 30, 2021, plant outage costs in Kentucky were normalized for ratemaking purposes based on an average level of expenses. Plant outage expenses that were greater or less than the average will be collected from or returned to customers, through future base rates. Effective July 1, 2021 under-recovered plant outage costs are being amortized through 2029 for LG&E and KU.

Gas Supply Clause (PPL and LG&E)

LG&E's natural gas rates contain a gas supply clause, whereby the expected cost of natural gas supply and variances between actual and expected costs and customer usage from prior periods are adjusted quarterly in LG&E's rates, subject to approval by the KPSC. The gas supply clause also includes a separate natural gas procurement incentive mechanism, which allows LG&E's rates to be adjusted annually to share savings between the actual cost of gas purchases and market indices, with the shareholders and the customers during each performance-based rate year (12 months ending October 31). The regulatory assets or liabilities represent the total amounts that have been under- or over-recovered due to timing or adjustments to the mechanisms and are typically recovered or refunded within 18 months.

Regulatory Matters

Kentucky Activities (PPL, LG&E and KU)

Rate Case Proceedings

On November 25, 2020, LG&E and KU filed requests with the KPSC for an increase in annual electricity and gas revenues of approximately $331 million ($131 million and $170 million in electricity revenues at LG&E and KU and $30 million in gas revenues at LG&E). The revenue increases represented an increase of 11.6% and 10.4% in electricity revenues at LG&E and KU, and an increase of 8.3% in gas revenues at LG&E. In recognition of the economic impact of COVID-19, LG&E and KU requested approval of a one-year billing credit which will credit customers approximately $53 million ($41 million at LG&E and $12 million at KU). The billing credit represents the return to customers of certain regulatory liabilities on LG&E’s and KU’s Balance Sheets and serves to partially mitigate the rate increases during the first year in which the new rates are in effect.

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

On June 30, 2021 and December 6, 2021, the KPSC issued orders approving the proposed agreement filed in April 2021, with certain modifications. The orders provided for increases in annual revenues of $207 million ($74 million and $110 million in electricity revenues at LG&E and KU and $23 million in gas revenues at LG&E) based on an authorized return on equity of 9.425%. The orders grant an authorized 9.35% return on equity for the ECR and GLT mechanisms and do not modify the requested one-year billing credit. The orders approved the CPCN to deploy Advanced Metering Infrastructure and provide regulatory asset treatment for the remaining net book value of legacy meters upon full implementation of the Advanced Metering Infrastructure program. The orders also approved the establishment of a Retired Asset Recovery (RAR) rider to provide for recovery of and return on the remaining investment in certain electric generating units upon their retirement over a ten-year period following retirement. In respect of the RAR rider, LG&E and KU continue to use currently approved depreciation rates for Mill Creek Units 1 and 2 and Brown Unit 3. The orders also approved a four-year "stay out" commitment from LG&E and KU to refrain from effective base rate increases before July 1, 2025, subject to certain exceptions. On September 24, 2021, the KPSC issued orders providing adjustments to previous net metering proposals. These adjustments did not impact the annual revenue increases.

Pennsylvania Activities (PPL and PPL Electric)

Act 129

Act 129 requires Pennsylvania Electric Distribution Companies (EDCs) to meet, by specified dates, specified goals for reduction in customer electricity usage and peak demand. EDCs not meeting the requirements of Act 129 are subject to significant penalties. PPL Electric filed with the PUC its Act 129 Phase IV Energy Efficiency and Conservation Plan on November 30, 2020, for the five-year period starting June 1, 2021 and ending on May 31, 2026. PPL Electric's Phase IV Act 129 Plan was approved by the PUC at its March 25, 2021, public meeting.

Act 129 also requires EDCs to act as a default service provider (DSP), which provides electricity generation supply service to customers pursuant to a PUC-approved default service procurement plan. A DSP is able to recover the costs associated with its default service procurement plan.

Federal Matters

PPL Electric Transmission Formula Rate Return on Equity (PPL and PPL Electric)

On May 21, 2020, PP&L Industrial Customer Alliance (PPLICA) filed a complaint with the FERC alleging that PPL Electric's base return on equity (ROE) of 11.18% used to determine PPL Electric's formula transmission rate was unjust and unreasonable.

On August 20, 2021, PPL Electric entered into a settlement agreement (the Settlement) with PPLICA and all other parties, including intervenors, with respect to the complaint filed by PPLICA on May 21, 2020.

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

In 2021, PPL Electric recorded a revenue reduction of $78 million ($55 million after-tax), of which $73 million ($52 million after-tax) represents revenue subject to refund for the period May 21, 2020 through November 30, 2021. The reduction recorded includes $28 million ($20 million after-tax) related to the period from May 21, 2020 to December 31, 2020. The $73 million of revenue to be refunded will be returned to customers from January 1, 2022 through May 31, 2022 and is based on the difference between charges that were calculated using the ROE in effect at the time and charges calculated using the revised ROE provided for the Settlement, plus interest at the FERC interest rate.

The FERC approved the Settlement on November 5, 2021. Interim rates reflecting the agreed-to-base ROE in the Settlement were effective December 1, 2021.

(PPL, LG&E and KU)

FERC Transmission Rate Filing

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the D.C. Circuit Court of Appeals regarding FERC's orders on the elimination of the mitigation and required transition mechanism. Oral arguments in the appellate proceeding occurred on February 14, 2022. LG&E and KU cannot predict the outcome of the respective appellate and FERC proceedings. LG&E and KU currently receive recovery of the waivers and credits provided through other rate mechanisms and such rate recovery would be anticipated to be adjusted consistent with potential changes or terminations of the waivers and credits, as such become effective.

Other

Purchase of Receivables Program

(PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During 2021, 2020 and 2019, PPL Electric purchased $1.2 billion, $1.1 billion and $1.2 billion of accounts receivable from alternative suppliers.

8. Financing Activities

Credit Arrangements and Short-term Debt

(All Registrants)

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. For reporting purposes, on a consolidated basis, the credit facilities and commercial paper programs of PPL Electric, LG&E and KU also apply to PPL. The amounts listed in the borrowed column below are recorded as "Short-term debt" on the Balance Sheets except for borrowings under PPL Capital Funding's term loan agreement due March 2022, which are reflected in "Long-term debt" at December 31, 2020. The following credit facilities were in place at:

	December 31, 2021					December 31, 2020
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
PPL Capital Funding
Syndicated Credit Facility (a) (b)	Dec 2026	$1,250	$—	$—	$1,250	$—	$402
Bilateral Credit Facility (a) (b)	Mar 2022	50	—	—	50	—	—
Bilateral Credit Facility (a) (b)	Mar 2022	50	—	15	35	—	15
Term Loan Credit Facility (a) (b)	Mar 2021	—	—	—	—	200	—
Term Loan Credit Facility (a) (b)	Mar 2021	—	—	—	—	100	—
Term Loan Credit Facility (a) (b)	Mar 2022	—	—	—	—	100	—
Total PPL Capital Funding Credit Facilities		$1,350	$—	$15	$1,335	$400	$417
PPL Electric
Syndicated Credit Facility (a) (b)	Dec 2026	$650	$—	$1	$649	$—	$1
LG&E
Syndicated Credit Facility (a) (b)	Dec 2026	$500	$—	$69	$431	$—	$262
KU
Syndicated Credit Facility (a) (b)	Dec 2026	$400	$—	$—	$400	$—	$203

(a)Each company pays customary fees under its respective facility and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.
(b)The facilities contain a financial covenant requiring debt to total capitalization not to exceed 70% for PPL Capital Funding, PPL Electric, LG&E and KU, as calculated in accordance with the facilities and other customary covenants. Additionally, subject to certain conditions, PPL Capital Funding may request that the capacity of one of its bilateral credit facilities expiring in March 2022 be increased by up to $30 million and PPL Capital Funding, PPL Electric, LG&E and KU may each request up to a $250 million increase in its syndicated credit facility's capacity. Participation in any such increase is at the sole discretion of each lender.

(PPL)

In December 2021, PPL Capital Funding amended and restated its existing $1.450 billion revolving credit facility to extend the termination date from January 26, 2024 to December 6, 2026, to decrease the borrowing capacity to $1.250 billion and to provide for the option to add Narragansett Electric as an additional borrower upon acquisition by PPL Rhode Island Holdings, LLC.

(PPL and PPL Electric)

In December 2021, PPL Electric Utilities Corporation amended and restated its existing $650 million revolving credit facility to extend the termination date from January 26, 2024 to December 6, 2026.

(PPL and LG&E)

In December 2021, LG&E amended and restated its existing $500 million revolving credit facility to extend the termination date from January 26, 2024 to December 6, 2026.

(PPL and KU)

In December 2021, KU amended and restated its existing $400 million revolving credit facility to extend the termination date from January 26, 2024 to December 6, 2026.

(All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	December 31, 2021				December 31, 2020
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding		$1,500	$—	$1,500	0.25%	$402
PPL Electric		650	—	650		—
LG&E (a)	0.31%	425	69	356	0.28%	262
KU		350	—	350	0.28%	203
Total		$2,925	$69	$2,856		$867

(a)In March 2021, the capacity for the LG&E commercial paper program was increased from $350 million to $425 million.

(PPL Electric, LG&E and KU)

See Note 15 for a discussion of intercompany borrowings.

Long-term Debt (All Registrants)

			December 31,
	Weighted-Average Rate (d)	Maturities (d)	2021	2020
PPL
Senior Unsecured Notes	3.81%	2026 - 2047	$1,566	$4,850
Senior Secured Notes/First Mortgage Bonds (a) (b) (c)	3.59%	2022 - 2050	9,205	8,955
Junior Subordinated Notes	2.89%	2067	480	930
Term Loan Credit Facility			—	100
Total Long-term Debt before adjustments			11,251	14,835

Unamortized premium and (discount), net			(34)	(40)
Unamortized debt issuance costs			(77)	(106)
Total Long-term Debt			11,140	14,689
Less current portion of Long-term Debt			474	1,074
Total Long-term Debt, noncurrent			$10,666	$13,615

			December 31,
	Weighted-Average Rate (d)	Maturities (d)	2021	2020
PPL Electric
Senior Secured Notes/First Mortgage Bonds (a) (b)	3.37%	2022 - 2049	$4,539	$4,289
Total Long-term Debt Before Adjustments			4,539	4,289

Unamortized discount			(22)	(23)
Unamortized debt issuance costs			(33)	(30)
Total Long-term Debt			4,484	4,236
Less current portion of Long-term Debt			474	400
Total Long-term Debt, noncurrent			$4,010	$3,836

LG&E
First Mortgage Bonds (a) (c)	3.59%	2025 - 2049	$2,024	$2,024
Total Long-term Debt Before Adjustments			2,024	2,024

Unamortized discount			(4)	(4)
Unamortized debt issuance costs			(14)	(13)
Total Long-term Debt			2,006	2,007
Less current portion of Long-term Debt			—	292
Total Long-term Debt, noncurrent			$2,006	$1,715

KU
First Mortgage Bonds (a) (c)	3.97%	2023 - 2050	$2,642	$2,642
Total Long-term Debt Before Adjustments			2,642	2,642

Unamortized premium			5	5
Unamortized discount			(9)	(9)
Unamortized debt issuance costs			(20)	(20)
Total Long-term Debt			2,618	2,618
Less current portion of Long-term Debt			—	132
Total Long-term Debt, noncurrent			$2,618	$2,486

(a)Includes PPL Electric's senior secured and first mortgage bonds that are secured by the lien of PPL Electric's 2001 Mortgage Indenture, which covers substantially all of PPL Electric’s tangible distribution properties and certain of its tangible transmission properties located in Pennsylvania, subject to certain exceptions and exclusions. The carrying value of PPL Electric's property, plant and equipment was approximately $11.3 billion and $10.8 billion at December 31, 2021 and 2020.

Includes LG&E's first mortgage bonds that are secured by the lien of the LG&E 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of LG&E's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity and the storage and distribution of natural gas. The aggregate carrying value of the property subject to the lien was $5.7 billion and $5.5 billion at December 31, 2021 and 2020.

Includes KU's first mortgage bonds that are secured by the lien of the KU 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of KU's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity. The aggregate carrying value of the property subject to the lien was $6.9 billion and $6.7 billion at December 31, 2021 and 2020.
(b)Includes PPL Electric's series of senior secured bonds that secure its obligations to make payments with respect to each series of Pollution Control Bonds that were issued by the LCIDA and the PEDFA on behalf of PPL Electric. These senior secured bonds were issued in the same principal amount, contain payment and redemption provisions that correspond to and bear the same interest rate as such Pollution Control Bonds. These senior secured bonds were issued under PPL Electric's 2001 Mortgage Indenture and are secured as noted in (a) above. This amount includes $224 million of which PPL Electric is allowed to convert the interest rate mode on the bonds from time to time to a commercial paper rate, daily rate, weekly rate, or term rate of at least one year and $90 million which is subject to mandatory redemption upon determination that the interest rate on the bonds would be included in the holders' gross income for federal tax purposes.

Includes $250 million of notes that may be called on or after September 28, 2021 and $650 million of notes that may be called on or after June 24, 2022, at a redemption price equal to 100% of the principal amount of the bonds, plus accrued and unpaid interest to, but excluding, such redemption date.
(c)Includes LG&E's and KU's series of first mortgage bonds that were issued to the respective trustees of tax-exempt revenue bonds to secure its respective obligations to make payments with respect to each series of bonds. The first mortgage bonds were issued in the same principal amounts, contain payment and redemption provisions that correspond to and bear the same interest rate as such tax-exempt revenue bonds. These first mortgage bonds were issued under the LG&E 2010 Mortgage Indenture and the KU 2010 Mortgage Indenture and are secured as noted in (a) above. The related tax-exempt revenue bonds were issued by various governmental entities, principally counties in Kentucky, on behalf of LG&E and KU. The related revenue bond documents allow LG&E and KU to convert the interest rate mode on the bonds from time to time to a commercial paper rate, daily rate, weekly rate, term rate of at least one year or, in some cases, an auction rate or a LIBOR index rate.

At December 31, 2021, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a term rate mode totaled $782 million for PPL, comprised of $473 million and $309 million for LG&E and KU. At December 31, 2021, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a variable rate mode totaled $66 million and $33 million for LG&E and KU. These variable rate tax-exempt revenue bonds are subject to tender for purchase by LG&E and KU at the option of the holder and to mandatory tender for purchase by LG&E and KU upon the occurrence of certain events.
(d)The table reflects principal maturities only, based on stated maturities or earlier put dates, and the weighted-average rates as of December 31, 2021.

None of the outstanding debt securities noted above have sinking fund requirements. The aggregate maturities of long-term debt, based on stated maturities or earlier put dates, for the periods 2022 through 2026 and thereafter are as follows:

	PPL	PPL Electric	LG&E	KU
2022	$474	$474	$—	$—
2023	353	340	—	13
2024	650	650	—	—
2025	550	—	300	250
2026	904	—	90	164
Thereafter	8,320	3,075	1,634	2,215
Total	$11,251	$4,539	$2,024	$2,642

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

In June 2021, LG&E converted the $31 million of Louisville/Jefferson County Metro Government of Kentucky Environmental Facilities Revenue Refunding Bonds, 2007 Series A issued on its behalf to a weekly interest rate. The bonds mature on June 1, 2033.

In June 2021, LG&E converted the $35 million of Louisville/Jefferson County Metro Government, of Kentucky Environmental Facilities Revenue Refunding Bonds, 2007 Series B issued on its behalf to a weekly interest rate. The bonds mature on June 1, 2033.

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

See Note 15 for additional information related to intercompany borrowings.

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

Similarly, the subsidiaries of PPL Electric are each separate legal entities. These subsidiaries are not liable for the debts of PPL Electric. Accordingly, creditors of PPL Electric may not satisfy its debts from the assets of its subsidiaries absent a specific contractual undertaking by a subsidiary to pay the creditors or as required by applicable law or regulation. Similarly, PPL Electric is not liable for the debts of its subsidiaries, nor are its subsidiaries liable for the debts of one another. Accordingly, creditors of these subsidiaries may not satisfy their debts from the assets of PPL Electric (or its other subsidiaries) absent a specific contractual undertaking by PPL Electric or any such other subsidiary to pay such creditors or as required by applicable law or regulation.

(PPL)

Equity Securities

Share Repurchases

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

During the year ended December 31, 2021, PPL repurchased 34.8 million shares at a cost of $1.0 billion. Commission fees incurred, which have been included in the cost of repurchases above, were insignificant through December 31, 2021.

ATM Program

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program, including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the twelve months ended December 31, 2021 and 2020. The ATM program expired in February 2021.

Distributions and Related Restrictions

In November 2021, PPL declared its quarterly common stock dividend, payable January 3, 2022, at 41.50 cents per share (equivalent to $1.66 per annum). On February 18, 2022, PPL announced a quarterly common stock dividend of 20.00 cents per share, payable April 1, 2022, to shareowners of record as of March 10, 2022. Future dividends will be declared at the discretion of the Board of Directors and will depend upon future earnings, cash flows, financial and legal requirements and other factors.

Neither PPL Capital Funding nor PPL may declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067. At December 31, 2021, no interest payments were deferred.

(All Registrants)

PPL relies on dividends or loans from its subsidiaries to fund PPL's dividends to its common shareholders. The net assets of certain PPL subsidiaries are subject to legal restrictions. LG&E, KU and PPL Electric are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for a public utility to make or pay a dividend from any funds "properly included in capital account." The meaning of this limitation has never been clarified under the Federal Power Act. LG&E, KU and PPL Electric believe, however, that this statutory restriction, as applied to their circumstances, would not be construed or applied by the FERC to prohibit the payment from retained earnings of dividends that are not excessive and are for lawful and legitimate business purposes. In February 2012, LG&E and KU petitioned the FERC requesting authorization to pay dividends in the future based on retained earnings balances calculated without giving effect to the impact of purchase accounting adjustments for PPL's 2010 acquisition of LG&E and KU. In May 2012, the FERC approved the petitions with the further condition that each utility may not pay dividends if such payment would cause its adjusted equity ratio to fall below 30% of total capitalization. Accordingly, at December 31, 2021, net assets of $1.4 billion for LG&E and $1.9 billion for KU were restricted for purposes of paying dividends to LKE, and net assets of $1.7 billion for LG&E and $2.0 billion for KU were available for payment of dividends to LKE. LG&E and KU believe they will not be required to change their current dividend practices as a result of the foregoing requirement. In addition, under Virginia law, KU is prohibited from making loans to affiliates without the prior approval of the VSCC. There are no comparable statutes under Kentucky law applicable to LG&E and KU, or under Pennsylvania law applicable to PPL Electric. However, orders from the KPSC require LG&E and KU to obtain prior consent or approval before lending amounts to PPL.

9. Acquisitions, Development and Divestitures

(PPL)

Discontinued Operations

Sale of the U.K. Utility Business

On March 17, 2021, PPL WPD Limited (WPD Limited) entered into a share purchase agreement (WPD SPA) to sell PPL's U.K. utility business to National Grid Holdings One plc (National Grid U.K.), a subsidiary of National Grid plc. Pursuant to the WPD SPA, National Grid U.K. would acquire 100% of the issued share capital of PPL WPD Investments Limited (WPD Investments) for £7.8 billion in cash. WPD Limited would also receive an additional amount of £548,000 for each day during the period from January 1, 2021 to the closing date if the dividends usually declared by WPD Investments to WPD Limited were not paid for that period.

On June 14, 2021, the sale of the U.K. utility business was completed. The transaction resulted in cash proceeds of $10.7 billion inclusive of foreign currency hedges executed by PPL. PPL received net proceeds, after taxes and fees, of $10.4 billion.

WPD Limited and National Grid U.K. each made customary representations and warranties in the WPD SPA. National Grid U.K., at its expense, purchased warranty and indemnity insurance. WPD Limited agreed to indemnify National Grid U.K. for certain tax related matters. See Note 14 for additional information. PPL has not had and will not have any significant involvement with the U.K. utility business after completion of the sale.

Loss on Sale

The following table summarizes the pre-tax loss recorded upon completion of the sale.

Loss on sale for the year ended December 31, 2021
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

Summarized Results of Discontinued Operations

The operations of the U.K. utility business are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income. Following are the components of discontinued operations in the Statements of Income for the years ended December 31:

	2021	2020	2019
Operating Revenues	$1,344	$2,133	$2,167
Operating Expenses	467	916	853
Other Income (Expense) - net	202	167	295
Interest Expense (a)	209	367	373
Income before income taxes	870	1,017	1,236
Loss on sale	(1,609)	—	—
Income Taxes	759	188	226
Income (Loss) from Discontinued Operations (net of income taxes)	$(1,498)	$829	$1,010

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
(b)The net assets and liabilities held for sale exclude $4.0 billion of AOCI related to the U.K. utility business that is required to be included in the carrying value of an entity classified as held for sale when assessing impairment and determining the gain or loss on sale. Prior to the sale, AOCI related to the U.K. utility business was reported as a component of PPL’s equity.

Acquisitions

Share Purchase Agreement to Acquire Narragansett Electric

On March 17, 2021, PPL and its subsidiary, PPL Energy Holdings, entered into a share purchase agreement (Narragansett SPA) with National Grid USA (National Grid U.S.), a subsidiary of National Grid plc, to acquire 100% of the outstanding shares of common stock of Narragansett Electric for approximately $3.8 billion in cash. On May 3, 2021, an Assignment and Assumption Agreement was entered into by PPL, PPL Energy Holdings, PPL Rhode Island Holdings and National Grid U.S. whereby certain interests of PPL Energy Holdings in the Narragansett SPA were assigned to and assumed by PPL Rhode Island Holdings. Pursuant to that Assignment and Assumption Agreement, PPL Rhode Island Holdings became the purchasing entity under the Narragansett SPA. The acquisition is expected to be funded with proceeds from the sale of the U.K. utility business. PPL has agreed to guarantee all obligations of PPL Energy Holdings and PPL Rhode Island Holdings under the Narragansett SPA and the related Assignment and Assumption Agreement.

The closing of the acquisition is subject to the receipt of certain U.S. regulatory approvals or waivers, including, among others, authorizations or waivers from the Rhode Island Division of Public Utilities and Carriers, the Massachusetts Department of Public Utilities, the Federal Communications Commission (FCC), and the FERC, as well as review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary conditions to closing, including the execution and delivery of certain related transaction documents. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the acquisition, expired on June 2, 2021. On July 14, 2021, the FCC consented to the Transfer of Control Application for the transfer of control of certain communications licenses held by Narragansett Electric from National Grid U.S. to PPL. On July 16, 2021, the Massachusetts Department of Public Utilities (MDPU) granted a waiver of jurisdiction with respect to the acquisition, finding that the acquisition would not adversely impact Massachusetts ratepayers. On December 3, 2021, the MPDU denied the request by the Attorney General of Massachusetts (AG) to stay the order granting the waiver, and on December 31, 2021, the AG then moved for the Massachusetts Supreme Judicial Court (SJC) to stay the final MDPU order. That request remains pending. If a stay is issued, PPL would not be able to close the acquisition until any stay is lifted or the appeal is resolved. On September 23, 2021, the FERC issued an order authorizing, as consistent with the public interest, the disposition of jurisdictional facilities that will result in PPL Rhode Island Holdings, LLC, acquiring 100% of the outstanding shares of common stock of Narragansett Electric. The regulatory approvals remain subject to any applicable appeal periods. PPL anticipates receiving a final order from the Rhode Island Division of Public Utilities and Carriers with respect to the acquisition by March 2022, however, no assurance can be given as to ultimate outcome of that review or the timing of any final decision.

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

LG&E and KU have entered into various operating leases primarily for office space, vehicles and railcars. The leases generally have fixed payments with expiration dates ranging from 2022 to 2033, some of which have options to extend the leases from one year to ten years and some have options to terminate at LG&E's and KU's discretion.

PPL has also entered into various operating leases primarily for office and warehouse space. These leases generally have fixed payments with expiration dates ranging from 2024 through 2030.

PPL Electric also has operating leases which do not have a significant impact to its operations.

Short-term Leases

Short-term leases are leases with a term that is 12 months or less and do not include a purchase option or option to extend the initial term of the lease to greater than 12 months that the Registrants are reasonably certain to exercise. The Registrants have made an accounting policy election to not recognize the right-of-use asset and the lease liability arising from leases classified as short-term. Expenses related to short-term leases are included in the tables below.

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

(PPL, LG&E and KU)

Lessee Transactions

The following table provides the components of lease cost for the Registrants' operating leases for the years ended December 31:

	2021	2020	2019
PPL
Lease cost:
Operating lease cost	$24	$28	$30
Short-term lease cost	6	7	5
Total lease cost	$30	$35	$35

LG&E
Lease cost:
Operating lease cost	$6	$8	$12
Short-term lease cost	1	1	1
Total lease cost	$7	$9	$13

KU
Lease cost:
Operating lease cost	$10	$13	$13
Short-term lease cost	1	1	1
Total lease cost	$11	$14	$14

The following table provides other key information related to the Registrants' operating leases at December 31:

	2021	2020	2019
PPL
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23	$24	$26
Right-of-use asset obtained in exchange for new operating lease liabilities	12	17	45

LG&E
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6	$7	$9
Right-of-use asset obtained in exchange for new operating lease liabilities	4	6	5

KU
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10	$11	$11
Right-of-use asset obtained in exchange for new operating lease liabilities	7	9	11

The following table provides the total future minimum rental payments for operating leases, as well as a reconciliation of these undiscounted cash flows to the lease liabilities recognized on the Balance Sheets as of December 31, 2021.

	PPL	LG&E	KU
2022	$23	$6	$10
2023	20	5	8
2024	15	4	6
2025	8	3	4
2026	3	1	1
Thereafter	5	1	1
Total	$74	$20	$30

Weighted-average discount rate	3.38%	3.48%	3.67%
Weighted-average remaining lease term (in years)	4	4	4
Current lease liabilities (a)	$22	$6	$9
Non-current lease liabilities (a)	47	12	17
Right-of-use assets (b)	62	15	24

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
Lessor Transactions

Third parties leased land from LG&E and KU at certain generation plants to produce refined coal used to generate electricity. The leases were operating leases and expired in 2021. Payments were allocated among lease and non-lease components as stated in the agreements. Lease payments were fixed or determined based on the amount of refined coal used in electricity generation at the facility. Payments received were primarily recorded as a regulatory liability and amortized in accordance with regulatory approvals.

The following table shows the lease income recognized for the years ended December 31:

	PPL	LG&E	KU
Lease income recognized for the twelve months ended December 31, 2021	$11	$5	$5
Lease income recognized for the twelve months ended December 31, 2020	16	6	9
Lease income recognized for the twelve months ended December 31, 2019	14	5	8

11. Stock-Based Compensation

(PPL and PPL Electric)

Under the ICP, SIP and the ICPKE (together, the Plans), restricted shares of PPL common stock, restricted stock units, performance units and stock options may be granted to officers and other key employees of PPL, PPL Electric and other affiliated companies. Awards under the Plans are made by the Compensation Committee of the PPL Board of Directors, in the case of the ICP and SIP, and by the PPL Corporate Leadership Council (CLC), in the case of the ICPKE.

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

The weighted-average grant date fair value of restricted stock units granted was:

	2021	2020	2019
PPL	$28.00	$35.30	$31.95
PPL Electric	27.96	35.37	32.33

Restricted stock unit activity for 2021 was:

	Restricted Shares/Units	Weighted- Average Grant Date Fair Value Per Share
PPL
Nonvested, beginning of period	896,336	$32.56
Granted	458,610	28.00
Vested	(303,890)	30.57
Forfeited	(46,473)	30.23
Nonvested, end of period	1,004,583	31.19

PPL Electric
Nonvested, beginning of period	210,720	$32.73
Transfer between registrants	(92,596)	32.99
Granted	51,587	27.96
Vested	(32,266)	29.98
Forfeited	(6,158)	32.16
Nonvested, end of period	131,287	31.50

Substantially all restricted stock unit awards are expected to vest.

The total fair value of restricted stock units vesting for the years ended December 31 was:

	2021	2020	2019
PPL	$8	$19	$13
PPL Electric	1	3	2

Performance Units - Total Shareowner Return

Performance units based on relative Total Shareowner Return (TSR) are intended to encourage and reward future corporate performance. Performance units represent a target number of shares (Target Award) of PPL's common stock that the recipient would receive upon PPL's attainment of the applicable performance goal. Performance is determined based on TSR during a three-year performance period. At the end of the period, payout is determined by comparing PPL's performance to the TSR of the companies included in the PHLX Utility Sector Index. Awards are payable on a graduated basis based on thresholds that measure PPL's performance relative to peers that comprise the applicable index on which each year's awards are measured. Awards can be paid up to 200% of the Target Award or forfeited with no payout if performance is below a minimum established performance threshold. Dividends payable during the performance cycle accumulate and are converted into additional performance units and are payable in shares of PPL common stock upon completion of the performance period based on the Compensation Committee's determination of achievement of the performance goals. Under the plan provisions, TSR performance units are subject to forfeiture upon termination of employment other than retirement, one year or more from commencement of the performance period, disability or death of an employee.

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

The weighted-average assumptions used in the model were:

	2021	2020	2019
Expected stock volatility	27.81%	15.64%	17.57%
Expected life	3 years	3 years	3 years

The weighted-average grant date fair value of TSR performance units granted was:

	2021	2020	2019
PPL	$32.44	$37.63	$35.83
PPL Electric	32.92	38.64	35.68

TSR performance unit activity for 2021 was:

	TSR Performance Units	Weighted- Average Grant Date Fair Value Per Share
PPL
Nonvested, beginning of period	626,254	$36.98
Granted	306,009	32.44
Vested	(53,340)	34.47
Forfeited (a)	(245,150)	37.75
Nonvested, end of period	633,773	34.68

	TSR Performance Units	Weighted- Average Grant Date Fair Value Per Share

PPL Electric
Nonvested, beginning of period	61,807	$37.44
Transfer between registrants	(53,663)	37.42
Granted	10,010	32.92
Forfeited (a)	(2,800)	38.47
Nonvested, end of period	15,354	34.36

(a)Primarily related to the forfeiture of 2018 domestic performance units as performance during the period was below the minimum established performance threshold, which resulted in no payout.

For the year ended December 31, 2021, $2 million of TSR performance units vested. All awards vested were associated with the sale of the U.K. utility business. See Note 9 for additional information on the sale of the U.K. utility business. No TSR performance units vested for the years ended December 31, 2020 and 2019. Amounts for PPL Electric are insignificant.

Performance Units - Return on Equity

Beginning in 2017, PPL changed its executive compensation mix to add performance units based on achievement of a corporate Return on Equity (ROE). ROE performance units are intended to further align compensation with the company’s strategy and reward for future corporate performance.

Payout of these performance units will be based on the calculated average of the annual corporate ROE for each year of the three-year performance period for PPL Corporation. In light of the transformational nature of the potential sale of the U.K. utility business in 2021, PPL’s ROE-based performance units issued for 2021 were based on a one-year performance period from January 1, 2021 to December 31, 2021; however, these units retained the three year vesting schedule and other characteristics. ROE performance units represent a target number of shares (Target Award) of PPL's common stock that the recipient would receive upon PPL's attainment of the applicable ROE performance goal. ROE performance units can be paid up to 200% of the Target Award or forfeited with no payout if performance is below a minimum established performance threshold. Dividends payable during the performance cycle accumulate and are converted into additional performance units and are payable in shares of PPL common stock upon completion of the performance period based on the Compensation Committee's determination of achievement of the performance goals. Under the plan provisions, these performance units are subject to forfeiture upon termination of employment other than retirement, disability or death of an employee.

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

The weighted-average grant date fair value of ROE performance units granted was:

	2021	2020	2019
PPL	$30.08	$34.95	$30.89
PPL Electric	29.39	35.59	30.76

ROE performance unit activity for 2021 was:

	ROE Performance Unit	Weighted- Average Grant Date Fair Value Per Share
PPL
Nonvested, beginning of period	728,664	$32.81
Granted	572,571	30.08
Vested	(570,722)	32.02
Forfeited	(8,160)	30.44
Nonvested, end of period	722,353	31.28

PPL Electric
Nonvested, beginning of period	61,807	$33.01
Transfer between registrants	(53,663)	33.00
Granted	12,895	29.39
Vested	(5,685)	32.27
Nonvested, end of period	15,354	30.27

The total fair value of ROE performance units vesting for the years ended December 31 was:

	2021	2020
PPL	$16	$8
PPL Electric	—	1

Stock Options

PPL's Compensation, Governance and Nominating Committee, now known as the Compensation Committee, eliminated the use of stock options due to changes in its long-term incentive mix beginning in January 2014.

Under the Plans, stock options had been granted with an option exercise price per share not less than the fair value of PPL's common stock on the date of grant. Options outstanding at December 31, 2021, are fully vested. All options expire no later than 10 years from the grant date. The options become exercisable immediately in certain situations, as defined by each of the Plans.

Stock option activity for 2021 was:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Total Intrinsic Value
PPL
Outstanding at beginning of period	1,103,016	$26.22
Exercised	(337,014)	25.42
Outstanding and exercisable at end of period	766,002	26.57	1	$3

For 2021, 2020 and 2019, PPL received $10 million, $8 million and $53 million in cash from stock options exercised. The total intrinsic value of stock options exercised was insignificant in 2021 and 2020 and $11 million in 2019. The related income tax benefits realized were not significant.

Compensation Expense

Compensation expense for restricted stock, restricted stock units, performance units and stock options accounted for as equity awards, which for PPL Electric includes an allocation of PPL Services' expense, was:

	2021	2020	2019
PPL	$34	$28	$35
PPL Electric	11	10	12

The income tax benefit related to above compensation expense was as follows:

	2021	2020	2019
PPL	$10	$8	$10
PPL Electric	3	3	3

At December 31, 2021, unrecognized compensation expense related to nonvested stock awards was:

	Unrecognized Compensation Expense	Weighted- Average Period for Recognition
PPL	$19	1.7
PPL Electric	2	1.8

12. Retirement and Postemployment Benefits

(All Registrants)

Defined Benefits

Certain employees of PPL's subsidiaries are eligible for pension benefits under non-contributory defined benefit pension plans with benefits based on length of service and final average pay, as defined by the plans. Effective January 1, 2012, PPL's primary defined benefit pension plan was closed to all newly hired salaried employees. Effective July 1, 2014, PPL's primary defined benefit pension plan was closed to all newly hired bargaining unit employees. Newly hired employees are eligible to participate in the PPL Retirement Savings Plan, a 401(k) savings plan with enhanced employer contributions.

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

Certain employees of PPL's subsidiaries are eligible for certain health care and life insurance benefits upon retirement through contributory plans. Effective January 1, 2014, the PPL Postretirement Medical Plan was closed to all newly hired salaried employees. Effective July 1, 2014, the PPL Postretirement Medical Plan was closed to all newly hired bargaining unit employees. Postretirement health benefits may be paid from 401(h) accounts established as part of the PPL Retirement Plan and the LG&E and KU Pension Plan within the PPL Services Corporation Master Trust, funded VEBA trusts and company funds.

(PPL)

The following table provides the components of net periodic defined benefit costs (credits) for PPL's pension and other postretirement benefit plans for the years ended December 31.

	Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Net periodic defined benefit costs (credits):
Service cost	$56	$56	$50	$6	$6	$6
Interest cost	121	146	164	16	19	22
Expected return on plan assets	(255)	(246)	(245)	(23)	(21)	(18)
Amortization of:
Prior service cost (credit)	8	9	8	1	1	(1)
Actuarial (gain) loss	93	89	56	(1)	—	1
Net periodic defined benefit costs (credits) prior to settlements and termination benefits	23	54	33	(1)	5	10
Settlements (a)	18	23	1	—	—	—
Net periodic defined benefit costs (credits)	$41	$77	$34	$(1)	$5	$10

Other Changes in Plan Assets and Benefit Obligations Recognized in OCI and Regulatory Assets/Liabilities - Gross:
Settlement	(18)	(23)	(1)	—	—	—
Net (gain) loss	42	(221)	(121)	(53)	(6)	(18)
Prior service cost (credit)	3	1	2	—	5	—
Amortization of:
Prior service (cost) credit	(8)	(9)	(8)	(1)	(1)	1
Actuarial gain (loss)	(93)	(89)	(56)	1	—	(1)
Total recognized in OCI and regulatory assets/liabilities	(74)	(341)	(184)	(53)	(2)	(18)

Total recognized in net periodic defined benefit costs, OCI and regulatory assets/liabilities	$(33)	$(264)	$(150)	$(54)	$3	$(8)

(a)2021 and 2020 include a settlement charge for a retired PPL executive as well as a settlement charge incurred as a result of the amount of lump sum payment distributions from the LKE qualified pension plan. In accordance with existing regulatory accounting treatment, LG&E and KU have primarily maintained the settlement charge in regulatory assets to be amortized in accordance with existing regulatory practice. The portion of the settlement attributed to LKE's operations outside of the jurisdiction of the KPSC has been charged to expense.

For PPL's pension and postretirement benefits, the amounts recognized in OCI and regulatory assets/liabilities for the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
OCI	$(70)	$(428)	$(194)	$(42)	$(12)	$(13)
Regulatory assets/liabilities	(4)	87	10	(11)	10	(5)
Total recognized in OCI and regulatory assets/liabilities	$(74)	$(341)	$(184)	$(53)	$(2)	$(18)

(LG&E)

The following table provides the components of net periodic defined benefit costs for LG&E's pension benefit plan for the year ended December 31.

Pension Benefits
2019 (a)
Net periodic defined benefit costs (credits):
Service cost	$1
Interest cost	11
Expected return on plan assets	(21)
Amortization of:
Prior service cost (credit)	5
Actuarial loss (b)	9
Net periodic defined benefit costs (credits) (c)	$5

Other Changes in Plan Assets and Benefit Obligations Recognized in Regulatory Assets - Gross:
Net (gain) loss	$(19)
Amortization of:
Prior service credit	(5)
Actuarial gain	(9)
Total recognized in regulatory assets/liabilities	(33)

Total recognized in net periodic defined benefit costs and regulatory assets	$(28)

(a)The pension plans sponsored by LKE and LG&E were merged effective January 1, 2020 into the LG&E and KU Pension Plan, sponsored by LKE.
(b)As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between actuarial (gain)/loss calculated in accordance with LG&E's pension accounting policy and actuarial (gain)/loss calculated using a 15 year amortization period was $3 million in 2019.
(c)Due to the amount of lump sum payment distributions from the LG&E qualified pension plan, settlement charges of $5 million in 2019 was incurred. In accordance with existing regulatory accounting treatment, LG&E has maintained the settlement charge in regulatory assets. The amount will be amortized in accordance with existing regulatory practice.

(All Registrants)

The following net periodic defined benefit costs (credits) were charged to expense or regulatory assets, excluding amounts charged to construction and other non-expense accounts.

	Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
PPL	$12	$40	$18	$(1)	$4	$8
PPL Electric (a)	(9)	(2)	(4)	(1)	2	4
LG&E (a) (b)	(1)	4	3	2	2	2
KU (a) (b)	(3)	1	(1)	—	—	—

(a)PPL Electric and KU do not directly sponsor any defined benefit plans. PPL Electric and KU were allocated these costs of defined benefit plans sponsored by PPL Services (for PPL Electric) and by LKE (for KU), based on their participation in those plans, which management believes are reasonable. KU is also allocated costs of defined benefit plans from LKS for defined benefit plans sponsored by LKE. Effective January 1, 2020, the LKE and LG&E defined benefit pension plans were merged into a combined defined benefit pension plan, sponsored by LKE, therefore LG&E does not directly sponsor any defined benefit plans. LG&E and KU were allocated these costs of defined benefit plans sponsored by LKE, based on their participation in those plans, which management believes are reasonable. LG&E and KU are also allocated costs of defined benefit plans from LKS for defined benefit plans sponsored by LKE. See Note 15 for additional information on costs allocated to LG&E and KU from LKS.
(b)As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between net periodic defined benefit costs calculated in accordance with LG&E's and KU's pension accounting policy and the net periodic defined benefit costs calculated using a 15 year amortization period for gains and losses is recorded as a regulatory asset. Of the costs charged to Other operation and maintenance, Other Income (Expense) - net or regulatory assets, excluding amounts charged to construction and other non-expense accounts, insignificant amounts for LG&E and KU were recorded as regulatory assets in 2021, $3 million for LG&E and $1 million for KU were recorded as regulatory assets in 2020 and $2 million for LG&E and $1 million for KU were recorded as regulatory assets in 2019.

(PPL and LG&E)

PPL and LG&E use base mortality tables issued by the Society of Actuaries for all defined benefit pension and other postretirement benefit plans. In 2019, PPL and LG&E used RP-2014 base tables with collar and factor adjustments, where applicable, and the MP-2017 mortality improvement scale from 2006 on a generational basis. In 2020, PPL updated to the Pri-2012 base table and the MP-2020 projection scale with varying adjustment factors based on the underlying demographic and geographic differences and experience of the plan participants.

The following weighted-average assumptions were used in the valuation of the benefit obligations at December 31.

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
PPL
Discount rate	3.15%	2.92%	3.13%	2.84%
Rate of compensation increase	3.76%	3.76%	3.77%	3.75%

The following weighted-average assumptions were used to determine the net periodic defined benefit costs for the years ended December 31.

	Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
PPL
Discount rate	2.92%	3.64%	4.35%	2.84%	3.60%	4.31%
Rate of compensation increase	3.76%	3.79%	3.79%	3.75%	3.76%	3.76%
Expected return on plan assets	7.25%	7.25%	7.25%	6.48%	6.44%	6.46%

LG&E
Discount rate	—%	—%	4.33%
Expected return on plan assets (a)	—%	—%	7.25%

(a)The expected long-term rates of return for pension and other postretirement benefits are based on management's projections using a best-estimate of expected returns, volatilities and correlations for each asset class. Each plan's specific current and expected asset allocations are also considered in developing a reasonable return assumption.

(PPL)

The following table provides the assumed health care cost trend rates for the years ended December 31:

	2021	2020	2019
PPL
Health care cost trend rate assumed for next year
– obligations	6.25%	6.50%	6.60%
– cost	6.50%	6.60%	6.60%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
– obligations	5.00%	5.00%	5.00%
– cost	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate
– obligations	2027	2027	2024
– cost	2027	2024	2023

The funded status of PPL's plans at December 31 was as follows:

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
Change in Benefit Obligation
Benefit Obligation, beginning of period	$4,251	$4,146	$573	$557
Service cost	56	56	6	6
Interest cost	121	146	16	19
Participant contributions	—	—	14	15
Plan amendments	2	2	—	5
Actuarial (gain) loss	(88)	256	(50)	29
Settlements	(106)	(114)	—	—
Gross benefits paid	(247)	(241)	(55)	(58)
Benefit Obligation, end of period	3,989	4,251	504	573

Change in Plan Assets
Plan assets at fair value, beginning of period	4,068	3,585	367	340
Actual return on plan assets	125	723	25	56
Employer contributions	47	115	18	18
Participant contributions	—	—	11	11
Settlements	(106)	(114)	—	—
Gross benefits paid	(247)	(241)	(54)	(58)
Plan assets at fair value, end of period	3,887	4,068	367	367

Funded Status, end of period	$(102)	$(183)	$(137)	$(206)

Amounts recognized in the Balance Sheets consist of:
Noncurrent asset	$91	$24	$—	$—
Current liability	(10)	(18)	(15)	(22)
Noncurrent liability	(183)	(189)	(122)	(184)
Net amount recognized, end of period	$(102)	$(183)	$(137)	$(206)

Amounts recognized in AOCI and regulatory assets/liabilities (pre-tax) consist of:
Prior service cost (credit)	$22	$27	$12	$14
Net actuarial (gain) loss	626	695	(51)	—
Total	$648	$722	$(39)	$14

Total accumulated benefit obligation for defined benefit pension plans	$3,786	$4,024

For PPL's pension and other postretirement benefit plans, the amounts recognized in AOCI and regulatory assets/liabilities at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
AOCI	$239	$270	$(2)	$10
Regulatory assets/liabilities	409	452	(37)	4
Total	$648	$722	$(39)	$14

The actuarial gain for pension plans in 2021 was primarily related to a change in the discount rate used to measure the benefit obligations of those plans. The actuarial loss for pension plans in 2020 was related to a change in the discount rate used to measure the benefit obligations of those plans offset by gains resulting from the updated mortality assumptions noted above and other demographic assumption changes resulting from the completion of a tri-annual demographic experience study.

The following tables provide information on pension plans where the projected benefit obligation (PBO) or accumulated benefit obligation (ABO) exceed the fair value of plan assets:

	PBO in excess of plan assets
	2021	2020
Projected benefit obligation	$193	$1,875
Fair value of plan assets	—	1,668

	ABO in excess of plan assets
	2021	2020
Accumulated benefit obligation	$177	$184
Fair value of plan assets	—	—

(PPL Electric)

Although PPL Electric does not directly sponsor any defined benefit plans, it is allocated a portion of the funded status and costs of plans sponsored by PPL Services based on its participation in those plans, which management believes are reasonable. The actuarially determined obligations of current active employees and retirees are used as a basis to allocate total plan activity, including active and retiree costs and obligations. Allocations to PPL Electric resulted in assets/(liabilities) at December 31 as follows:

	2021	2020
Pension	$42	$4
Other postretirement benefits	(78)	(99)

(LG&E)

Although LG&E does not directly sponsor any defined benefit plans, it is allocated a portion of the funded status and costs of plans sponsored by LKE. LG&E is also allocated costs of defined benefits plans from LKS for defined benefit plans sponsored by LKE. See Note 15 for additional information on costs allocated to LG&E from LKS. These allocations are based on LG&E's participation in those plans, which management believes are reasonable. The actuarially determined obligations of current active employees and retired employees of LG&E are used as a basis to allocate total plan activity, including active and retiree costs and obligations. Allocations to LG&E resulted in assets/(liabilities) at December 31 as follows:

	2021	2020
Pension	$85	$78
Other postretirement benefits	(51)	(68)

(KU)

Although KU does not directly sponsor any defined benefit plans, it is allocated a portion of the funded status and costs of plans sponsored by LKE. KU is also allocated costs of defined benefit plans from LKS for defined benefit plans sponsored by LKE. See Note 15 for additional information on costs allocated to KU from LKS. These allocations are based on KU's participation in those plans, which management believes are reasonable. The actuarially determined obligations of current active employees and retired employees of KU are used as a basis to allocate total plan activity, including active and retiree costs and obligations. Allocations to KU resulted in assets/(liabilities) at December 31 as follows.

	2021	2020
Pension	$75	$62
Other postretirement benefits	(6)	(16)

Plan Assets - Pension Plans

(PPL)

PPL's primary legacy pension plan and the pension plan sponsored by LKE are invested in the PPL Services Corporation Master Trust (the Master Trust) that also includes 401(h) accounts that are restricted for certain other postretirement benefit obligations of PPL and LKE. The investment strategy for the Master Trust is to achieve a risk-adjusted return on a mix of assets that, in combination with PPL's funding policy, will ensure that sufficient assets are available to provide long-term growth and liquidity for benefit payments, while also managing the duration of the assets to complement the duration of the liabilities. The Master Trust benefits from a wide diversification of asset types, investment fund strategies and external investment fund managers, and therefore has no significant concentration of risk.

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

Target allocation ranges have been developed for each portfolio based on input from external consultants with a goal of limiting funded status volatility. The EBPB monitors the investments in each portfolio, and seeks to obtain a target portfolio that emphasizes reduction of risk of loss from market volatility. In pursuing that goal, the EBPB establishes revised guidelines from time to time. EBPB investment guidelines as of the end of 2021 are presented below.

The asset allocation for the trust and the target allocation by portfolio at December 31 are as follows:

	Percentage of trust assets		2021
	2021	2020	Target Asset Allocation
Growth Portfolio	55%	56%	55%
Equity securities	32%	34%
Debt securities (a)	13%	13%
Alternative investments	10%	9%
Immunizing Portfolio	43%	43%	43%
Debt securities (a)	35%	33%
Derivatives	8%	10%
Liquidity Portfolio	2%	1%	2%
Total	100%	100%	100%

(a)Includes commingled debt funds, which PPL treats as debt securities for asset allocation purposes.

(PPL)

The fair value of net assets in the Master Trust by asset class and level within the fair value hierarchy was:

	December 31, 2021				December 31, 2020
	Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL Services Corporation Master Trust
Cash and cash equivalents	$266	$266	$—	$—	$300	$300	$—	$—
Equity securities:
U.S. Equity	41	41	—	—	60	60	—	—
U.S. Equity fund measured at NAV (a)	754	—	—	—	742	—	—	—
International equity fund at NAV (a)	511	—	—	—	566	—	—	—
Commingled debt measured at NAV (a)	677	—	—	—	712	—	—	—

	December 31, 2021				December 31, 2020
	Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities:
U.S. Treasury and U.S. government sponsored agency	281	280	1	—	336	335	1	—
Corporate	1,039	—	1,019	20	1,045	—	1,030	15
Other	14	—	14	—	13	—	13	—
Alternative investments:
Real estate measured at NAV (a)	69	—	—	—	76	—	—	—
Private equity measured at NAV (a)	94	—	—	—	68	—	—	—
Hedge funds measured at NAV (a)	236	—	—	—	223	—	—	—
Limited Partnerships at NAV (a)	—	—	—	—	6	—	—	—
Derivatives	35	—	35	—	(37)	—	(37)	—
PPL Services Corporation Master Trust assets, at fair value	4,017	$587	$1,069	$20	4,110	$695	$1,007	$15
Receivables and payables, net (b)	25				116
401(h) accounts restricted for other postretirement benefit obligations	(155)				(158)
Total PPL Services Corporation Master Trust pension assets	$3,887				$4,068

(a)In accordance with accounting guidance certain investments that are measured at fair value using the net asset value per share (NAV), or its equivalent, practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.
(b)Receivables and payables, net represents amounts for investments sold/purchased but not yet settled along with interest and dividends earned but not yet received.

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2021 is as follows:

	Corporate debt	Total
Balance at beginning of period	$15	$15
Purchases, sales and settlements	5	5
Balance at end of period	$20	$20

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2020 is as follows:

	Corporate debt	Insurance contracts	Total
Balance at beginning of period	$20	$4	$24
Purchases, sales and settlements	(5)	(4)	(9)
Balance at end of period	$15	$—	$15

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

Investments in private equity represent interests in partnerships in multiple early-stage venture capital funds and private equity fund of funds that use a number of diverse investment strategies. The partnerships have limited lives of at least 10 years, after which liquidating distributions will be received. Prior to the end of each partnership's life, the investment cannot be redeemed with the partnership; however, the interest may be sold to other parties, subject to the general partner's approval. At December 31, 2021, the Master Trust had unfunded commitments of $111 million that may be required during the lives of the partnerships. Fair value is based on an ownership interest in partners' capital to which a proportionate share of net assets is attributed.

Investments in limited partnerships include Term Asset-Backed Securities Loan Facility (TALF) funds. The Master Trust received notice that the TALF funds are liquidating in an orderly manner and distributing capital back to the partners. Therefore, the Master Trust has no unfunded commitment related to the TALF funds. Fair value of the funds is based on an ownership interest in partners' capital to which a proportionate share of net assets is attributed.

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

In 2019, obligations underlying an investment in an immediate participation guaranteed group annuity contract, classified as Level 3, were assumed by the insurance company, with a residual amount remaining in the general account of the insurer that was paid into the master trust or distributed to participants in 2020.

Plan Assets - Other Postretirement Benefit Plans

The investment strategy with respect to other postretirement benefit obligations is to fund VEBA trusts and/or 401(h) accounts with voluntary contributions and to invest in a tax efficient manner. Excluding the 401(h) accounts included in the Master Trust, other postretirement benefit plans are invested in a mix of assets for long-term growth with an objective of earning returns that provide liquidity as required for benefit payments. These plans benefit from diversification of asset types, investment fund strategies and investment fund managers and, therefore, have no significant concentration of risk. Equity securities include investments in domestic large-cap commingled funds. Ownership interests in commingled funds that invest entirely in debt securities are classified as equity securities, but treated as debt securities for asset allocation and target allocation purposes. Ownership interests in money market funds are treated as cash and cash equivalents for asset allocation and target allocation purposes. The asset allocation for the PPL VEBA trusts and the target allocation, by asset class, at December 31 are detailed below.

	Percentage of plan assets		Target Asset Allocation
	2021	2020	2021
Asset Class
U.S. Equity securities	45%	42%	45%
Debt securities (a)	52%	55%	50%
Cash and cash equivalents (b)	3%	3%	5%
Total	100%	100%	100%
(a)Includes commingled debt funds and debt securities.
(b)Includes money market funds.

The fair value of assets in the other postretirement benefit plans by asset class and level within the fair value hierarchy was:

	December 31, 2021				December 31, 2020
	Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds	$6	$6	$—	$—	$5	$5	$—	$—
U.S. Equity securities:
Large-cap equity fund measure at NAV (a)	96	—	—	—	89	—	—	—
Commingled debt fund measured at NAV (a)	75	—	—	—	77	—	—	—
Debt securities:
Corporate bonds	38	—	38	—	37	—	37	—
U.S. Treasury and U.S. government sponsored agency	—	—	—	—	2	—	2	—
Total VEBA trust assets, at fair value	215	$6	$38	$—	210	$5	$39	$—
Receivables and payables, net (b)	(3)				(1)
401(h) account assets	155				158
Total other postretirement benefit plan assets	$367				$367

(a)In accordance with accounting guidance certain investments that are measured at fair value using the net asset value per share (NAV), or its equivalent, practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.
(b)Receivables and payables represent amounts for investments sold/purchased but not yet settled along with interest and dividends earned but not yet received.

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

Investments in U.S. Treasury and U.S. government sponsored agencies represent securities included in a portfolio of investment-grade long-duration fixed income. The fair value of debt securities are generally based on evaluations that reflect observable market information, such as actual trade information for identical securities or for similar securities, adjusted for observable differences.

Expected Cash Flows - Defined Benefit Plans (PPL)

PPL does not plan to contribute to its pension plans in 2022, as PPL's defined benefit pension plans have the option to utilize available prior year credit balances to meet current and future contribution requirements.

PPL sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets. PPL expects to make approximately $10 million of benefit payments under these plans in 2022.

PPL is not required to make contributions to its other postretirement benefit plans but has historically funded these plans in amounts equal to the postretirement benefit costs recognized. Continuation of this past practice would cause PPL to contribute $22 million to its other postretirement benefit plans in 2022.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans and the following federal subsidy payments are expected to be received by PPL.

		Other Postretirement
	Pension	Benefit Payment	Expected Federal Subsidy
2022	$207	$44	$1
2023	207	42	—
2024	204	41	—
2025	204	40	—
2026	202	38	—
2027-2030	946	176	1

Savings Plans (All Registrants)

Substantially all employees of PPL's subsidiaries are eligible to participate in deferred savings plans (401(k)s). Employer contributions to the plans were:

	2021	2020	2019
PPL	$29	$29	$30
PPL Electric	5	6	6
LG&E	7	6	6
KU	5	5	5

13. Jointly Owned Facilities

(PPL, LG&E and KU)

At December 31, 2021 and 2020, the Balance Sheets reflect the owned interests in the generating plants listed below.

	Ownership Interest	Electric Plant	Accumulated Depreciation	Construction Work in Progress
PPL
December 31, 2021
Trimble County Unit 1	75.00%	$457	$79	$—
Trimble County Unit 2	75.00%	1,360	247	121

December 31, 2020
Trimble County Unit 1	75.00%	$440	$64	$2
Trimble County Unit 2	75.00%	1,340	227	106

	Ownership Interest	Electric Plant	Accumulated Depreciation	Construction Work in Progress

LG&E
December 31, 2021
E.W. Brown Units 6-7	38.00%	$53	$24	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	51	25	—
Trimble County Unit 1	75.00%	457	79	—
Trimble County Unit 2	14.25%	379	57	64
Trimble County Units 5-6	29.00%	36	15	—
Trimble County Units 7-10	37.00%	81	34	—
Cane Run Unit 7	22.00%	125	19	—
E.W. Brown Solar Unit	39.00%	10	2	—
Solar Share	44.00%	2	—	—

December 31, 2020
E.W. Brown Units 6-7	38.00%	$46	$22	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	51	22	—
Trimble County Unit 1	75.00%	440	64	2
Trimble County Unit 2	14.25%	370	51	54
Trimble County Units 5-6	29.00%	33	14	1
Trimble County Units 7-10	37.00%	77	31	1
Cane Run Unit 7	22.00%	123	15	—
E.W. Brown Solar Unit	39.00%	10	2	—
Solar Share	44.00%	2	—	—

KU
December 31, 2021
E.W. Brown Units 6-7	62.00%	$88	$40	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	45	22	—
Trimble County Unit 2	60.75%	981	190	57
Trimble County Units 5-6	71.00%	84	36	—
Trimble County Units 7-10	63.00%	133	57	—
Cane Run Unit 7	78.00%	444	70	—
E.W. Brown Solar Unit	61.00%	16	4	—
Solar Share	56.00%	3	—	—

December 31, 2020
E.W. Brown Units 6-7	62.00%	$76	$37	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	45	20	—
Trimble County Unit 2	60.75%	970	176	52
Trimble County Units 5-6	71.00%	77	33	4
Trimble County Units 7-10	63.00%	129	53	2
Cane Run Unit 7	78.00%	443	57	2
E.W. Brown Solar Unit	61.00%	16	3	—
Solar Share	56.00%	2	—	—

Each subsidiary owning these interests provides its own funding for its share of the facility. Each receives a portion of the total output of the generating plants equal to its percentage ownership. The share of fuel and other operating costs associated with the plants is included in the corresponding operating expenses on the Statements of Income.

14. Commitments and Contingencies

Energy Purchase Commitments (PPL, LG&E and KU)

LG&E and KU enter into purchase contracts to supply the coal and natural gas requirements for generation facilities and LG&E's retail natural gas supply operations. These contracts include the following commitments:

Contract Type	Maximum Maturity Date
Natural Gas Fuel	2024
Natural Gas Retail Supply	2023
Coal	2026
Coal Transportation and Fleeting Services	2027
Natural Gas Transportation	2026

LG&E and KU have a power purchase agreement with OVEC expiring in June 2040. See footnote (c) to the table in "Guarantees and Other Assurances" below for information on the OVEC power purchase contract, including recent developments in credit or debt conditions relating to OVEC. Future obligations for power purchases from OVEC are demand payments, comprised of debt-service payments and contractually-required reimbursements of plant operating, maintenance and other expenses, and are projected as follows:

	LG&E	KU	Total
2022	$23	$10	$33
2023	23	10	33
2024	22	10	32
2025	22	10	32
2026	22	10	32
Thereafter	218	96	314
Total	$330	$146	$476

LG&E and KU had total energy purchases under the OVEC power purchase agreement for the years ended December 31 as follows:

	2021	2020	2019
LG&E	$13	$12	$15
KU	6	6	7
Total	$19	$18	$22

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

Talen Montana Retirement Plan and Talen Energy Marketing, LLC, Individually and on Behalf of All Others Similarly Situated v. PPL Corporation et al.

On October 29, 2018, Talen Montana Retirement Plan and Talen Energy Marketing filed a putative class action complaint on behalf of current and contingent creditors of Talen Montana who allegedly suffered harm or allegedly will suffer reasonably foreseeable harm as a result of the November 2014 distribution of proceeds from the sale of then-PPL Montana's hydroelectric generating facilities. The action was filed in the Sixteenth Judicial District of the State of Montana, Rosebud County, against PPL and certain of its affiliates and current and former officers and directors (Talen Putative Class Action). Plaintiff asserts claims for, among other things, fraudulent transfer, both actual and constructive; recovery against subsequent transferees; civil conspiracy; aiding and abetting tortious conduct; and unjust enrichment. Plaintiff is seeking avoidance of the purportedly fraudulent transfer, unspecified damages, including punitive damages, the imposition of a constructive trust, and other relief. In December 2018, PPL removed the Talen Putative Class Action from the Sixteenth Judicial District of the State of Montana to the United States District Court for the District of Montana, Billings Division (MT Federal Court). In January 2019, the plaintiff moved to remand the Talen Putative Class Action back to state court, and dismissed without prejudice all current and former PPL Corporation directors from the case. In September 2019, the MT Federal Court granted plaintiff's motion to remand the case back to state court. Although, the PPL defendants petitioned the Ninth Circuit Court of Appeals to grant an appeal of the remand decision, in November 2019, the Ninth Circuit Court of Appeals denied that request and in December 2019, Talen Montana Retirement Plan filed a Second Amended Complaint in the Sixteenth Judicial District of the State of Montana, Rosebud County, which removed Talen Energy Marketing as a plaintiff. In January 2020, PPL defendants filed a motion to dismiss the Second Amended Complaint or, in the alternative, to stay the proceedings pending the resolution of the below mentioned Delaware Action. The Court held a hearing on June 24, 2020 regarding the motions. On September 11, 2020, the Court granted PPL defendants' alternative Motion for a Stay of the proceedings.

PPL Corporation et al. vs. Riverstone Holdings LLC, Talen Energy Corporation et al.

On November 30, 2018, PPL, certain PPL affiliates, and certain current and former officers and directors (PPL plaintiffs) filed a complaint in the Court of Chancery of the State of Delaware seeking various forms of relief against Riverstone, Talen Energy and certain of their affiliates (Delaware Action), in response to and as part of the defense strategy for an action filed by Talen Montana, LLC (the Talen Direct Action, since dismissed) and the Talen Putative Class Action described above (together, the Montana Actions) originally filed in Montana state court in October 2018. In the complaint, the PPL plaintiffs ask the Delaware Court of Chancery for declaratory and injunctive relief. This includes a declaratory judgment that, under the separation agreement governing the spinoff of PPL Energy Supply, all related claims that arise must be heard in Delaware; that the statute of limitations in Delaware and the spinoff agreement bar these claims at this time; that PPL is not liable for the claims in either the Talen Direct Action or the Talen Putative Class Action as PPL Montana was solvent at all relevant times; and that the separation agreement requires that Talen Energy indemnify PPL for all losses arising from the debts of Talen Montana, among other things. PPL's complaint also seeks damages against Riverstone for interfering with the separation agreement and against Riverstone affiliates for breach of the implied covenant of good faith and fair dealing. The complaint was subsequently amended on January 11, 2019 and March 20, 2019, to include, among other things, claims related to indemnification with respect to the Montana Actions, request a declaration that the Montana Actions are time-barred under the spinoff agreements, and allege additional facts to support the tortious interference claim. In April 2019, the defendants filed motions to dismiss the amended complaint. In July 2019, the Court heard oral arguments from the parties regarding the motions to dismiss, and in October 2019, the Delaware Court of Chancery issued an opinion sustaining all of the PPL plaintiffs' claims except for the claim for breach of implied covenant of good faith and fair dealing. As a result of the dismissal of the Talen Direct Action in December 2019, in January 2020, Talen Energy filed a new motion to dismiss five of the remaining eight claims in the amended complaint. The Court heard oral argument on the motion to dismiss on May 28, 2020, and on June 22, 2020, issued an opinion denying the motion in its entirety. Discovery is proceeding, and the parties have filed certain motions and cross-motions for summary judgment, which are not yet scheduled for hearing. The trial was previously scheduled for February 2022, but has been rescheduled for July 2022.

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

Cane Run Environmental Claims (PPL and LG&E)

In December 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky (U.S. District Court) alleging violations of the Clean Air Act, RCRA, and common law claims of nuisance, trespass and negligence. In July 2014, the U.S. District Court dismissed the RCRA claims and all but one Clean Air Act claim, but declined to dismiss the common law tort claims. In February 2017, the U.S. District Court dismissed PPL as a defendant and dismissed the final federal claim against LG&E, and in April 2017, issued an Order declining to exercise supplemental jurisdiction on the state law claims dismissing the case in its entirety. In June 2017, the plaintiffs filed a class action complaint in Jefferson County, Kentucky Circuit Court, against LG&E alleging state law nuisance, negligence and trespass tort claims. The plaintiffs sought compensatory and punitive damages for alleged property damage due to purported plant emissions on behalf of a class of residents within one to three miles of the plant. On January 8, 2020, the Jefferson Circuit Court issued an order denying the plaintiffs’ request for class certification. On January 14, 2020, the plaintiffs filed a notice of appeal in the Kentucky Court of Appeals. On December 11, 2020, the Court of Appeals issued an order affirming the lower court’s denial of class certification. In December 2020, plaintiffs filed a petition for discretionary review with the Kentucky Supreme Court. On April 20, 2021, the Kentucky Supreme Court denied further review of the lower court order. The case was remanded to the Jefferson Circuit Court for the claims of the three remaining petitioners. Settlements with two of the three remaining petitioners were reached with none of the settlements having or expected to have a significant impact on LG&E's operations or financial condition.

E.W. Brown Environmental Claims (PPL and KU)

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

KU is undertaking extensive remedial measures at the E.W. Brown plant including closure of the former ash pond, implementation of a groundwater remedial action plan and performance of a corrective action plan including aquatic study of adjacent surface waters and risk assessment. The aquatic study and risk assessment are being undertaken pursuant to a 2017 agreed Order with the Kentucky Energy and Environment Cabinet (KEEC). KU conducted sampling of Herrington Lake in 2017 and 2018. In June 2019, KU submitted to the KEEC the required aquatic study and risk assessment, conducted by an independent third-party consultant, finding that discharges from the E.W. Brown plant have not had any significant impact on Herrington Lake and that the water in the lake is safe for recreational use and meets safe drinking water standards. On May 31, 2021, the KEEC approved the report and released a response to public comments. On August 6, 2021, KU submitted a Supplemental Remedial Alternatives Analysis (SRAA) report to the KEEC that outlines proposed additional fish, water, and sediment testing. KU has submitted a response to the KEEC's comments and expects to undertake the proposed testing in the spring of 2022.

Air (PPL and LG&E)

Sulfuric Acid Mist Emissions

In June 2016, the EPA issued a notice of violation under the Clean Air Act alleging that LG&E violated applicable rules relating to sulfuric acid mist emissions at its Mill Creek plant. The notice alleges failure to install proper controls, failure to operate the facility consistent with good air pollution control practice and causing emissions exceeding applicable requirements or constituting a nuisance or endangerment. LG&E believes it has complied with applicable regulations during the relevant time period. On July 31, 2020, the U.S. Department of Justice and Louisville Metro Air Pollution Control District filed a complaint in the U.S. District Court for the Western District of Kentucky alleging violations specified in the EPA notice of violation and seeking civil penalties and injunctive relief. In October 2020, LG&E filed a motion to dismiss the complaint. In December 2020, the U.S. Department of Justice and the Louisville Metro Air Pollution Control District filed an amended complaint. In February 2021, LG&E filed a renewed motion to dismiss regarding the amended complaint. In September 2021, the parties reached a tentative agreement providing for dismissal of the court action, the payment by LG&E of a penalty amount and performance of a supplemental environmental project (SEP). The parties have entered a Consent Decree, which is awaiting approval from the U.S. District Court for the Western District of Kentucky. PPL and LG&E are unable to predict the final outcome of this matter but do not believe the matter, including the agreed penalty and SEP, will have a significant impact on LG&E's operations or financial condition.

Water/Waste (PPL, LG&E and KU)

ELGs

In 2015, the EPA finalized ELGs for wastewater discharge permits for new and existing steam electricity generating facilities. These guidelines require deployment of additional control technologies providing physical, chemical and biological treatment and mandate operational changes including "no discharge" requirements for certain wastewaters. The implementation date for individual generating stations was to be determined by the states on a case-by-case basis according to criteria provided by the EPA. Legal challenges to the final rule were consolidated before the U.S. Court of Appeals for the Fifth Circuit. In April 2017, the EPA announced that it would grant petitions for reconsideration of the rule. In September 2017, the EPA issued a rule to postpone the compliance date for certain requirements. On October 13, 2020, the EPA published final revisions to its best available technology standards for certain wastewaters and potential extensions to compliance dates (the Reconsideration Rule). The rule is expected to be implemented by the states or applicable permitting authorities in the course of their normal permitting activities. LG&E and KU are currently implementing responsive compliance strategies and schedules. Certain aspects of these compliance plans and estimates relate to developments in state water quality standards, which are separate from the ELG rule or its implementation. Certain costs are included in the Registrants' capital plans and expected to be recovered from customers through rate recovery mechanisms, but additional costs and recovery will depend on further regulatory developments at the state level. In August 2021, the EPA published a notice of rulemaking announcing that it will propose revisions to the Reconsideration Rule and determine "whether more stringent limitations and standards are appropriate." Compliance with the Reconsideration Rule is required during the pendency of the rulemaking process.

CCRs

In 2015, the EPA issued a final rule governing management of CCRs which include fly ash, bottom ash and sulfur dioxide scrubber wastes. The CCR Rule imposes extensive new requirements for certain CCR impoundments and landfills, including public notifications, location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements, and specifies restrictions relating to the beneficial use of CCRs. In July 2018, the EPA issued a final rule extending the deadline for closure of certain impoundments and adopting other substantive changes. In August 2018, the D.C. Circuit Court of Appeals vacated and remanded portions of the CCR Rule. In December 2019, the EPA addressed the deficiencies identified by the court and proposed amendments to change the closure deadline. In August 2020, the EPA published a final rule extending the deadline to initiate closure to April 11, 2021, while providing for certain extensions. The EPA is conducting ongoing rulemaking actions regarding various other amendments to the rule. Certain ongoing legal challenges to various provisions of the CCR Rule have been held in abeyance pending review by the EPA pursuant to the President's executive order. PPL, LG&E, and KU are monitoring the EPA’s ongoing efforts to refine and implement the regulatory program under the CCR Rule. In January 2022, the EPA issued several proposed regulatory determinations, facility notifications, and public announcements which indicate increased scrutiny by the EPA to determine the adequacy of measures taken by facility owners and operators to achieve closure of CCR surface impoundments and landfills. In particular, the agency indicated that it will focus on certain practices which it views as posing a threat of continuing groundwater contamination. Future guidance, regulatory determinations, rulemakings, and other developments could potentially require revisions to current LG&E and KU compliance plans including additional monitoring and remediation at surface impoundments and landfills, the cost of which could be substantial. PPL, LG&E and KU are unable to predict the outcome of the ongoing litigation, rulemaking, and regulatory determinations or potential impacts on current LG&E and KU compliance plans. The Registrants are currently finalizing closure plans and schedules.

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

In connection with the final CCR rule, LG&E and KU recorded adjustments to existing AROs beginning in 2015 and continue to record adjustments as required. See Note 20 for additional information. Further changes to AROs, current capital plans or operating costs may be required as estimates are refined based on closure developments, groundwater monitoring results, and regulatory or legal proceedings. Costs relating to this rule are expected to be subject to rate recovery.

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

At December 31, 2021 and December 31, 2020, PPL Electric had a recorded liability of $10 million representing its best estimate of the probable loss incurred to remediate the sites identified above. Depending on the outcome of investigations at identified sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred. PPL Electric, LG&E and KU lack sufficient information about such additional sites to estimate any potential liability or range of reasonably possible losses, if any, related to these sites. Such costs, however, are not currently expected to be significant.

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

Other
Guarantees and Other Assurances

(All Registrants)

In the normal course of business, the Registrants enter into agreements that provide financial performance assurance to third parties on behalf of certain subsidiaries. Examples of such agreements include: guarantees, stand-by letters of credit issued by financial institutions and surety bonds issued by insurance companies. These agreements are entered into primarily to support or enhance the creditworthiness attributed to a subsidiary on a stand-alone basis or to facilitate the commercial activities in which these subsidiaries engage.

(PPL)

PPL fully and unconditionally guarantees all of the debt obligations of PPL Capital Funding.

(All Registrants)

The table below details guarantees provided as of December 31, 2021. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote. For reporting purposes, on a consolidated basis, the guarantees of PPL include the guarantees of its subsidiary Registrants.

	Exposure at December 31, 2021		Expiration Date
PPL
Indemnifications related to the sale of the U.K. utility business		(a)
Indemnifications related to certain tax liabilities related to the sale of the U.K. utility business	£50	(b)	2028
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(c)

(a)PPL WPD Limited agreed to provide a standard indemnity regarding “leakage” amounts, which included amounts taken out of the sold assets through dividends, return of capital, bonuses or similar method, received or waived by WPD (or its affiliates defined as members of the Sellers Group in the SPA) during the period from April 1, 2020 through June 14, 2021, except such amounts permitted under the WPD SPA. The amount of the cap on this indemnity was £7,881 million, the amount paid to PPL WPD Limited at closing. This indemnification expired in December 2021 and no claims have been made.
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
(c)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. PPL's proportionate share of OVEC's outstanding debt was $92 million at December 31, 2021, consisting of LG&E's share of $64 million and KU's share of $28 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" above for additional information on the OVEC power purchase contract.

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

Risks and Uncertainties (All Registrants)

The COVID-19 pandemic has disrupted the U.S. and global economies and continues to present challenges to businesses, communities, workforces, markets and increasingly to supply chains. In the U.S. and throughout the world, governmental authorities have taken actions to contain the spread of the virus and mitigate known or foreseeable impacts. In the Registrants’ service territories, mitigation measures have included quarantines, stay-at-home orders, travel restrictions, reduced operations or closures of businesses, schools and governmental agencies, and executive, legislative or regulatory actions to address health or other pandemic-related concerns. Many restrictions that had been imposed have been lifted but may be reenacted in the future. These actions have the potential to adversely impact the Registrants' business and operations, especially if these measures remain in effect for a prolonged period of time.

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

15. Related Party Transactions

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

Support Costs (PPL Electric, LG&E and KU)

PPL Services, PPL EU Services, prior to its merger into PPL Services as of December 31, 2021, and LKS provide the Registrants and each other with administrative, management and support services. For all services companies, the costs of directly assignable and attributable services are charged to the respective recipients as direct support costs. General costs that cannot be directly attributed to a specific entity are allocated and charged to the respective recipients as indirect support costs. PPL Services and PPL EU Services use a three-factor methodology that includes the applicable recipients' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs. PPL Services may also use a ratio of overall direct and indirect costs or a weighted average cost ratio. LKS bases its indirect allocations on the subsidiaries' number of employees, total assets, revenues, number of customers and/or other statistical information. PPL Services, PPL EU Services and LKS charged the following amounts for the years ended December 31, including amounts applied to accounts that are further distributed between capital and expense on the books of the recipients, based on methods that are believed to be reasonable.

	2021	2020	2019
PPL Electric from PPL Services	$54	$50	$59
PPL Electric from PPL EU Services	222	176	152
LG&E from LKS	169	170	160
KU from LKS	179	180	178

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

Intercompany Borrowings

(PPL Electric)

PPL Energy Funding maintains a $1,200 million revolving line of credit with a PPL Electric subsidiary. At December 31, 2021, PPL Energy Funding had borrowings outstanding in the amount of $499 million. This balance is reflected in "Notes receivable from affiliate" on the PPL Electric balance sheet. No balance was outstanding at December 31, 2020. The interest rates on borrowings are equal to one-month LIBOR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the Income Statements.

(LG&E)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to the difference between LG&E's FERC borrowing limit and LG&E's commercial paper limit at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on LIBOR. LG&E's money pool borrowing limit is $325 million. At December 31, 2021, LG&E had borrowings outstanding from LKE in the amount of $324 million. This balance is reflected in "Notes payable with affiliates" on the LG&E balance sheets. No balances were outstanding at December 31, 2020.

(KU)

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to the difference between KU's FERC borrowing limit and KU's commercial paper limit at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on LIBOR. KU's money pool borrowing limit is $300 million. At December 31, 2021, KU had borrowings outstanding from LKE in the amount of $294 million. This balance is reflected in "Notes payable with affiliates" on the KU balance sheets. No balances were outstanding at December 31, 2020.

VEBA Funds Receivable (PPL Electric)

In May 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay medical claims of active bargaining unit employees. Based on PPL Electric's participation in PPL’s Other Postretirement Benefit plan, PPL Electric was allocated a portion of the excess funds from PPL Services. These funds have been recorded as an intercompany receivable on the Balance Sheets. The receivable balance decreases as PPL Electric pays incurred medical claims and is reimbursed by PPL Services. The intercompany receivable balance associated with these funds was $11 million as of December 31, 2021, of which $10 million was reflected in "Accounts receivable from affiliates" and $1 million was reflected in "Other noncurrent assets" on the Balance Sheets. The intercompany receivable balance associated with these funds was $22 million as of December 31, 2020, of which $10 million was reflected in "Accounts receivable from affiliates" and $12 million was reflected in "Other noncurrent assets" on the Balance Sheets.

Other (PPL Electric, LG&E and KU)

See Note 1 for discussions regarding the intercompany tax sharing agreement (for PPL Electric, LG&E and KU) and intercompany allocations of stock-based compensation expense (for PPL Electric). For PPL Electric, LG&E and KU, see Note 12 for discussions regarding intercompany allocations associated with defined benefits.

16. Other Income (Expense) - net

(PPL)

The components of "Other Income (Expense) - net" for the years ended December 31, were:

	2021	2020	2019
Other Income
Defined benefit plans - non-service credits (Note 12)	$21	$(2)	$8
Interest income	12	9	15
AFUDC - equity component	18	20	23
Miscellaneous	10	7	7
Total Other Income	61	34	53
Other Expense
Charitable contributions	14	3	17
Miscellaneous	32	29	22
Total Other Expense	46	32	39
Other Income (Expense) - net	$15	$2	$14

(PPL Electric)

The components of "Other Income (Expense) - net" for the years ended December 31, were:

	2021	2020	2019
Other Income
Defined benefit plans - non-service credits (Note 12)	$9	$4	$4
Interest income	—	2	2
AFUDC - equity component	18	19	23
Total Other Income	27	25	29
Other Expense
Charitable contributions	3	3	3
Miscellaneous	3	4	1
Total Other Expense	6	7	4
Other Income (Expense) - net	$21	$18	$25

17. Fair Value Measurements

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	December 31, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$3,571	$3,571	$—	$—	$442	$442	$—	$—
Restricted cash and cash equivalents (a)	1	1	—	—	1	1	—	—
Special use funds (a):
Money market fund	2	2	—	—	—	—	—	—
Commingled debt fund measured at NAV (b)	22	—	—	—	26	—	—	—
Commingled equity fund measured at NAV (b)	21	—	—	—	25	—	—	—
Total special use funds	45	2	—	—	51	—	—	—
Total assets	$3,617	$3,574	$—	$—	$494	$443	$—	$—

Liabilities
Price risk management liabilities (c):
Interest rate swaps	$18	$—	$18	$—	$23	$—	$23	$—
Total price risk management liabilities	$18	$—	$18	$—	$23	$—	$23	$—

PPL Electric
Assets
Cash and cash equivalents	$21	$21	$—	$—	$40	$40	$—	$—
Total assets	$21	$21	$—	$—	$40	$40	$—	$—

LG&E
Assets
Cash and cash equivalents	$9	$9	$—	$—	$7	$7	$—	$—
Total assets	$9	$9	$—	$—	$7	$7	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$18	$—	$18	$—	$23	$—	$23	$—
Total price risk management liabilities	$18	$—	$18	$—	$23	$—	$23	$—

KU
Assets
Cash and cash equivalents	$13	$13	$—	$—	$22	$22	$—	$—
Total assets	$13	$13	$—	$—	$22	$22	$—	$—

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

Special Use Funds

(PPL)

The special use funds are investments restricted for paying active union employee medical costs. In 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA to be used to pay medical claims of active bargaining unit employees. The funds are invested primarily in commingled debt and equity funds measured at NAV and are classified as investments in equity securities. Changes in the fair value of the funds are recorded to the Statement of Income.

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

	December 31, 2021		December 31, 2020
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$11,140	$12,955	$14,689	$17,774
PPL Electric	4,484	5,272	4,236	5,338
LG&E	2,006	2,363	2,007	2,499
KU	2,618	3,120	2,618	3,334

(a)Amounts are net of debt issuance costs.

The carrying amounts of other current financial instruments (except for long-term debt due within one year) approximate their fair values because of their short-term nature.

18. Derivative Instruments and Hedging Activities

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

Foreign Currency Risk (PPL)

•PPL was exposed to foreign currency exchange risk primarily associated with its investments in and earnings of U.K. affiliates.

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

•WPD was exposed to volumetric risk which was significantly mitigated as a result of the method of regulation in the U.K.
•PPL Electric, LG&E and KU are exposed to volumetric risk on retail sales, mainly due to weather and other economic conditions for which there is limited mitigation between rate cases.

Equity Securities Price Risk

•PPL and its subsidiaries are exposed to equity securities price risk associated with the fair value of the defined benefit plans' assets. This risk is significantly mitigated due to the recovery methods in place.
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

PPL had no obligation and an immaterial obligation to return cash collateral under master netting arrangements at December 31, 2021 and 2020.

PPL had no obligation to post cash collateral under master netting arrangements at December 31, 2021 and 2020.

LG&E and KU had no obligation to return cash collateral under master netting arrangements at December 31, 2021 and 2020.

LG&E and KU had no cash collateral posted under master netting arrangements at December 31, 2021 and 2020.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL had no such contracts at December 31, 2021.

As of December 31, 2021, PPL had no aggregate notional value in cross-currency interest rate swap contracts. In March 2021,
$500 million of WPD's U.S. dollar-denominated senior notes were repaid prior to maturity and $500 million notional value of cross-currency interest rate swap contracts matured.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For 2021, 2020 and 2019, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At December 31, 2021, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At December 31, 2021, LG&E held contracts with a notional amount of $64 million that mature in 2033.

Foreign Currency Risk

(PPL)

PPL was exposed to foreign currency risk, primarily through investments in and earnings of U.K affiliates. PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions, including the sale of its U.K utility business and net investments. In addition, PPL entered into financial instruments to protect against foreign currency translation risk of expected GBP earnings.

Net Investment Hedges

PPL entered into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. There were no contracts outstanding at December 31, 2021.

At December 31, 2020, PPL had $33 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI. The remaining balance was transferred out of AOCI and realized in discontinued operations as a result of the sale of the U.K. utility business.

Economic Activity

PPL entered into foreign currency contracts on behalf of subsidiaries to economically hedge foreign-denominated anticipated earnings and anticipated transactions, including the sale of its U.K. utility business.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless the Normal Purchase Normal Sale scope exception (NPNS) is elected. NPNS contracts include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 7 for amounts recorded in regulatory assets and regulatory liabilities at December 31, 2021 and 2020.

See Note 1 for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets:

	December 31, 2021				December 31, 2020
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$—	$—	$—	$1	$—	$—	$—	$2
Cross-currency swaps (c)	—	—	—	—	94	—	—	—
Foreign currency contracts (c)	—	—	—	—	—	—	—	137
Total current	—	—	—	1	94	—	—	139
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	—	—	—	17	—	—	—	21
Cross-currency swaps (c)	—	—	—	—	52	—	—	—
Total noncurrent	—	—	—	17	52	—	—	21
Total derivatives	$—	$—	$—	$18	$146	$—	$—	$160

(a)Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.
(b)Excludes accrued interest, if applicable.
(c)Included in "Current assets held for sale" and "Current liabilities held for sale" on the Balance Sheet.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities:

Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income
2021
Cash Flow Hedges:
Interest rate swaps	$—	Interest Expense	$11
		Income (Loss) from Discontinued operations (net of taxes)	(2)
Cross-currency swaps	(50)	Income (Loss) from Discontinued operations (net of taxes)	(39)
Total	$(50)		$(30)
Net Investment Hedges:
Foreign currency contracts in Discontinued operations	$1

2020
Cash Flow Hedges:
Interest rate swaps	$(9)	Interest Expense	$(8)
		Income (Loss) from Discontinued operations (net of taxes)	(2)
Cross-currency swaps	(15)	Income (Loss) from Discontinued operations (net of taxes)	(22)
Total	$(24)		$(32)
Net Investment Hedges:
Foreign currency contracts in Discontinued operations	$1

2019
Cash Flow Hedges:
Interest rate swaps	$(30)	Interest Expense	$(9)
Cross-currency swaps	17	Income (Loss) from Discontinued operations (net of taxes)	(9)
Total	$(13)		$(18)
Net Investment Hedges:
Foreign currency contracts in Discontinued operations	$2

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2021	2020	2019
Foreign currency contracts	Income (Loss) from Discontinued Operations (net of taxes)	$(266)	$(98)	$(14)
Interest rate swaps	Interest Expense	(2)	(5)	(5)
	Total	$(268)	$(103)	$(19)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	2021	2020	2019
Interest rate swaps	Regulatory assets - noncurrent	$5	$(2)	$(1)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the year ended December 31, 2021:

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Interest Expense	Income (Loss) from Discontinued Operations (net of income taxes)
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$918	$(1,498)
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	11	(2)
Cross-currency swaps:
Hedged items	—	39
Amount of gain (loss) reclassified from AOCI to income	—	(39)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the year ended December 31, 2020:

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Interest Expense	Income (Loss) from Discontinued Operations (net of income taxes)
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$634	$829
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(8)	(2)
Cross-currency swaps:
Hedged items	—	22
Amount of gain (loss) reclassified from AOCI to income	—	(22)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the year ended December 31,2019:

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Interest Expense	Income (Loss) from Discontinued Operations (net of income taxes)
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$621	$1,010
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(9)	—
Cross-currency swaps:
Hedged items	—	9
Amount of gain (loss) reclassified from AOCI to income	—	(9)

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments:

	December 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$1	$—	$2
Total current	—	1	—	2
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	17	—	21
Total noncurrent	—	17	—	21
Total derivatives	$—	$18	$—	$23

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets:

Derivative Instruments	Location of Gain (Loss)	2021	2020	2019
Interest rate swaps	Interest Expense	$(2)	$(5)	$(5)

Derivative Instruments	Location of Gain (Loss)	2021	2020	2019
Interest rate swaps	Regulatory assets - noncurrent	$5	$(2)	$(1)

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2021
Treasury Derivatives
PPL	$—	$—	$—	$—	$18	$—	$—	$18
LG&E	—	—	—	—	18	—	—	18
December 31, 2020
Treasury Derivatives
PPL	$146	$34	$—	$112	$160	$34	$—	$126
LG&E	—	—	—	—	23	—	—	23

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

(PPL)

At December 31, 2021, there were no derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade.

19. Goodwill and Other Intangible Assets

Goodwill

(PPL)

Goodwill for the Kentucky Regulated segment was $662 million at December 31, 2021 and 2020. Goodwill for Corporate and Other was $53 million at December 31, 2021 and 2020. There were no accumulated impairment losses related to goodwill.

Other Intangible Assets

(PPL)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Contracts (a)	$125	$90	$125	$82
Land rights and easements	406	135	401	133
Licenses and other	20	6	21	4
Total subject to amortization	551	231	547	219

Not subject to amortization due to indefinite life:
Land rights and easements	17	—	17	—
Other	6	—	6	—
Total not subject to amortization due to indefinite life	23	—	23	—
Total	$574	$231	$570	$219

(a)Gross carrying amount in 2021 and 2020 includes the fair value at the acquisition date of the OVEC power purchase contract with terms favorable to market recognized as a result of the 2010 acquisition of LKE by PPL.

Current intangible assets are included in "Other current assets" and long-term intangible assets are included in "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:
	2021	2020	2019
Intangible assets with no regulatory offset	$9	$7	$6
Intangible assets with regulatory offset	8	8	9
Total	$17	$15	$15

Amortization expense for each of the next five years is estimated to be:

	2022	2023	2024	2025	2026
Intangible assets with no regulatory offset	$5	$5	$5	$5	$5
Intangible assets with regulatory offset	8	8	9	9	2
Total	$13	$13	$14	$14	$7

(PPL Electric)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$382	$130	$379	$129
Licenses and other	2	1	2	1
Total subject to amortization	384	131	381	130

Not subject to amortization due to indefinite life:
Land rights and easements	17	—	17	—
Total	$401	$131	$398	$130

Intangible assets are shown as "Intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2021	2020	2019
Intangible assets with no regulatory offset	$4	$4	$4

Amortization expense for each of the next five years is estimated to be:

	2022	2023	2024	2025	2026
Intangible assets with no regulatory offset	$4	$4	$4	$4	$4

(LG&E)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$7	$1	$7	$1
OVEC power purchase agreement (a)	86	62	86	57
Total subject to amortization	$93	$63	$93	$58

(a)    Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 7 for additional information.

Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2021	2020	2019
Intangible assets with regulatory offset	$5	$6	$6

Amortization expense for each of the next five years is estimated to be:

	2022	2023	2024	2025	2026
Intangible assets with regulatory offset	$6	$6	$6	$6	$1

(KU)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$16	$4	$15	$3
OVEC power purchase agreement (a)	39	28	39	25
Total subject to amortization	$55	$32	$54	$28

(a)    Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 7 for additional information.

Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2021	2020	2019
Intangible assets with no regulatory offset	$1	$—	$—
Intangible assets with regulatory offset	3	2	3

Amortization expense for each of the next five years is estimated to be:

	2022	2023	2024	2025	2026
Intangible assets with regulatory offset	$2	$2	$3	$3	$1

20. Asset Retirement Obligations

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

(PPL, LG&E and KU)

PPL's, LG&E's and KU's ARO liabilities are primarily related to CCR closure costs. See Note 14 for information on the CCR rule. LG&E also has AROs related to natural gas mains and wells. LG&E's and KU's transmission and distribution lines largely operate under perpetual property easement agreements, which do not generally require restoration upon removal of the property. Therefore, no material AROs are recorded for transmission and distribution assets. For LG&E and KU, all ARO accretion and depreciation expenses are reclassified as a regulatory asset or regulatory liability. ARO regulatory assets associated with certain CCR projects are amortized to expense in accordance with regulatory approvals. For other AROs, deferred accretion and depreciation expense is recovered through cost of removal.

The changes in the carrying amounts of AROs were as follows:

	PPL		LG&E		KU
	2021	2020	2021	2020	2021	2020
ARO at beginning of period	$182	$215	$67	$73	$115	$142
Accretion	16	15	5	5	11	10
Changes in estimated timing or cost	56	40	40	13	16	27
Obligations settled	(65)	(88)	(28)	(24)	(37)	(64)
ARO at end of period	$189	$182	$84	$67	$105	$115

21. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the years ended December 31 were as follows:

			Defined benefit plans
	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives	Prior service costs	Actuarial gain (loss)	Total
PPL
December 31, 2018	$(1,533)	$(7)	$(19)	$(2,405)	$(3,964)
Amounts arising during the year	108	(11)	(1)	(592)	(496)
Reclassifications from AOCI	—	13	2	87	102
Net OCI during the year	108	2	1	(505)	(394)
December 31, 2019	$(1,425)	$(5)	$(18)	$(2,910)	$(4,358)

Amounts arising during the year	267	(19)	(1)	(341)	(94)
Reclassifications from AOCI	—	24	3	205	232
Net OCI during the year	267	5	2	(136)	138
December 31, 2020	$(1,158)	$—	$(16)	$(3,046)	$(4,220)

			Defined benefit plans
	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives	Prior service costs	Actuarial gain (loss)	Total

Amounts arising during the year	372	(39)	—	(1)	332
Reclassifications from AOCI	—	25	2	126	153
Reclassifications from AOCI due to the sale of the U.K. utility business (Note 9)	786	15	8	2,769	3,578
Net OCI during the year	1,158	1	10	2,894	4,063
December 31, 2021	$—	$1	$(6)	$(152)	$(157)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the years ended December 31, 2021, 2020 and 2019. The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income; rather, they are included in the computation of net periodic defined benefit costs (credits) and subject to capitalization. See Note 12 for additional information.

	PPL
Details about AOCI	2021	2020	2019	Affected Line Item on the Statements of Income
Qualifying derivatives
Interest rate swaps	$11	$(8)	$(9)	Interest Expense
	(2)	(2)	—	Income (Loss) from Discontinued Operations (net of income taxes)
Cross-currency swaps	(39)	(22)	(9)	Income (Loss) from Discontinued Operations (net of income taxes)
Total Pre-tax	(30)	(32)	(18)
Income Taxes	5	8	5
Total After-tax	(25)	(24)	(13)

Defined benefit plans
Prior service costs	(3)	(4)	(3)
Net actuarial loss	(159)	(256)	(109)
Total Pre-tax	(162)	(260)	(112)
Income Taxes	34	52	23
Total After-tax	(128)	(208)	(89)

Sale of the U.K. utility business (Note 9)
Foreign currency translation adjustments	(646)	—	—	Income (Loss) from Discontinued Operations (net of income taxes)
Qualifying derivatives	(15)	—	—	Income (Loss) from Discontinued Operations (net of income taxes)
Defined benefit plans	(3,577)	—	—	Income (Loss) from Discontinued Operations (net of income taxes)
Total Pre-tax	(4,238)	—	—
Income Taxes	660	—	—
Total After-tax	(3,578)	—	—
Total reclassifications during the year	$(3,731)	$(232)	$(102)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of December 31, 2021, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this annual report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officers and principal financial officers, to allow for timely decisions regarding required disclosure.

(b)Changes in internal control over financial reporting.

PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company, and Kentucky Utilities Company

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework" (2013), our management concluded that our internal control over financial reporting was effective December 31, 2021. The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report contained on page 64.

PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

Management of PPL's non-accelerated filer companies, PPL Electric, LG&E and KU, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Each of the aforementioned companies' internal control over financial reporting is a process designed to provide reasonable assurance to management and Board of Directors of these companies regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including the principal executive officers and principal financial officers of the companies listed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework" (2013), management of these companies concluded that our internal control over financial reporting was effective as of December 31, 2021. This annual report does not include an attestation report of Deloitte & Touche LLP, the companies' independent registered public accounting firm regarding internal control over financial reporting for these non-accelerated filer companies. The effectiveness of internal control over financial reporting for the aforementioned companies was not subject to attestation by the companies' registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit these companies to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PPL Corporation

Additional information for this item will be set forth in the sections entitled "Nominees for Directors" and "Board Committees - Board Committee Membership" in PPL's 2022 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2021, and which information is incorporated herein by reference. There have been no changes to the procedures by which shareowners may recommend nominees to PPL's Board of Directors since the filing with the SEC of PPL's 2021 Notice of Annual Meeting and Proxy Statement except that on October 22, 2021, PPL's Board of Directors approved and adopted amendments to the Bylaws of the Company, which now require that, to be properly considered, nominations must be submitted to the Company during a window of 90 to 120 days before the first anniversary of the prior year's annual meeting (Article III, Section 3.16).

PPL has adopted a code of ethics entitled "Standards of Integrity" that applies to all directors, managers, trustees, officers (including the principal executive officers, principal financial officers and principal accounting officers (each, a "principal officer")), employees and agents of PPL and PPL's subsidiaries for which it has operating control (PPL Electric, LG&E and KU). The "Standards of Integrity" are posted on PPL's Internet website: www.pplweb.com/governance. A description of any amendment to the "Standards of Integrity" (other than a technical, administrative or other non-substantive amendment) will be posted on PPL's Internet website within four business days following the date of the amendment. In addition, if a waiver constituting a material departure from a provision of the "Standards of Integrity" is granted to one of the principal officers, a description of the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will be posted on PPL's Internet website within four business days following the date of the waiver.

PPL also has adopted its "Guidelines for Corporate Governance," which address, among other things, director qualification standards and director and board committee responsibilities. These guidelines, and the charters of each of the committees of PPL's Board of Directors, are posted on PPL's Internet website: www.pplweb.com/governance.

PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 10 is omitted as PPL Electric, LG&E and KU meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

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

Listed below are the executive officers at December 31, 2021.

PPL Corporation

Name	Age	Positions Held During the Past Five Years	Dates
Vincent Sorgi	50	President and Chief Executive Officer	June 2020 - present
		President and Chief Operating Officer	July 2019 - May 2020
		Executive Vice President and Chief Financial Officer	January 2019 - June 2019
		Senior Vice President and Chief Financial Officer	June 2014 - January 2019

Joseph P. Bergstein, Jr.	51	Executive Vice President and Chief Financial Officer	April 2021 - present
		Senior Vice President and Chief Financial Officer	July 2019 - April 2021
		Vice President-Investor Relations and Corporate Development & Planning	January 2018 - June 2019
		Vice President-Investor Relations and Treasurer	January 2016 - December 2017

Gregory N. Dudkin	64	Executive Vice President and Chief Operating Officer	April 2021 - present
		President-PPL Electric	March 2012 - April 2021

Angela K. Gosman (a)	53	Senior Vice President and Chief Human Resources Officer	January 2022 - present
		Vice President and Chief Human Resources Officer-PPL Services	August 2021 - December 2021
		Vice President - Human Resources-PPL EU Services	May 2020 - July 2021
		Director - Human Resources-LKE	September 2016 - May 2020

Wendy E. Stark (b)	49	Senior Vice President, General Counsel and Corporate Secretary	April 2021 - present

Stephanie R. Raymond (c)	51	President-PPL Electric	April 2021 - present
		Vice President-Distribution Operations	January 2018 - April 2021
		Vice President-Transmission and Substations	January 2014 - December 2017

John R. Crockett III (c)	57	President-LKE	October 2021 - present
		General Counsel, Chief Compliance Officer and Corporate Secretary	January 2018 - September 2021

Marlene C. Beers	50	Vice President and Controller	March 2019 - present
		Vice President-Finance and Regulatory Affairs and Controller-PPL Electric	August 2018 - February 2019
		Controller-PPL Electric	February 2016 - July 2018

Tadd J. Henninger	46	Vice President-Finance and Treasurer	July 2019 - present
		Vice President and Treasurer	January 2018 - July 2019
		Assistant Treasurer	December 2015 - December 2017

(a)Angela K. Gosman was designated as an executive officer by the Compensation Committee of the Board of Directors of PPL Corporation in December 2021 to be effective in January 2022.

(b)Effective January 1, 2022, Wendy E. Stark was elected Senior Vice President, General Counsel, Corporate Secretary and Chief Legal Officer of PPL Corporation.
(c)Designated an executive officer of PPL by virtue of their respective positions at a PPL subsidiary.

ITEM 11. EXECUTIVE COMPENSATION

PPL Corporation

Information for this item will be set forth in the sections entitled "The Board's Role in Risk Oversight," "Compensation of Directors" and "Executive Compensation" in PPL's 2022 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2021, and which information is incorporated herein by reference.

PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 11 is omitted as PPL Electric, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

PPL Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL's 2022 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2021, and which information is incorporated herein by reference. In addition, provided below in tabular format is information as of December 31, 2021, with respect to compensation plans (including individual compensation arrangements) under which equity securities of PPL are authorized for issuance.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)		Weighted-average exercise price of outstanding options, warrants and rights (3)		Number of securities remaining available for future issuance under equity compensation plans (4)
Equity compensation
plans approved by	29,624	– ICP	$25.41	– ICP	1,355,369	– DDCP
security holders (1)	55,153	– SIP	$26.59	– SIP	9,691,708	– SIP
	681,225	– ICPKE	$26.62	– ICPKE	626,110	– ICPKE
	766,002	– Total	$26.57	– Combined	11,673,187	– Total

Equity compensation
plans not approved by
security holders (2)

(1)Includes (a) the ICP, under which stock options, restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based awards were awarded to executive officers of PPL and no awards remain for issuance under this plan; (b) the ICPKE, under which stock options, restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based awards may be awarded to non-executive key employees of PPL and its subsidiaries; (c) the SIP approved by shareowners in 2017 under which stock options, restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based awards may be awarded to executive officers of PPL and its subsidiaries; and (d) the DDCP, under which stock units may be awarded to directors of PPL. See Note 11 to the Financial Statements for additional information.
(2)All of PPL's current compensation plans under which equity securities of PPL are authorized for issuance have been approved by PPL's shareowners.
(3)Relates to common stock issuable upon the exercise of stock options awarded under the ICP, SIP and ICPKE as of December 31, 2021. In addition, as of December 31, 2021, the following other securities had been awarded and are outstanding under the ICP, SIP, ICPKE and DDCP:  161,988 restricted stock units, 425,309 TSR performance awards and

508,860 ROE performance awards under the SIP; 842,595 restricted stock units 208,464 TSR performance awards and 213,493 ROE performance awards under the ICPKE; and 685,170 stock units under the DDCP.
(4)Based upon the following aggregate award limitations under the ICP, SIP, ICPKE and DDCP: (a) under the ICP, 15,769,431 awards (i.e., 5% of the total PPL common stock outstanding as of April 23, 1999) granted after April 23, 1999; (b) under the SIP, 15,000,000 awards; (c) under the ICPKE, 16,573,608 awards (i.e., 5% of the total PPL common stock outstanding as of January 1, 2003) granted after April 25, 2003, reduced by outstanding awards for which common stock was not yet issued as of such date of 2,373,812 resulting in a limit of 14,199,796; and (d) under the DDCP, the number of stock units available for issuance was reduced to 2,000,000 stock units in March 2012. In addition, each of the ICP and ICPKE includes an annual award limitation of 2% of total PPL common stock outstanding as of January 1 of each year.

PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 12 is omitted as PPL Electric, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PPL Corporation

Information for this item will be set forth in the sections entitled "Board of Directors - Independence of Directors" and "Transactions with Related Persons" in PPL's 2022 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2021 and is incorporated herein by reference.

PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 13 is omitted as PPL Electric, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PPL Corporation

Information for this item will be set forth in the section entitled "Fees to Independent Auditor for 2021 and 2020" in PPL's 2022 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2021, and which information is incorporated herein by reference.

PPL Electric Utilities Corporation

For the fiscal years ended 2021 and 2020, Deloitte & Touche LLP (Deloitte) served as PPL Electric's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to PPL Electric, for professional services rendered for the audits of PPL Electric's annual financial statements and for fees billed for other services rendered by Deloitte.

	2021	2020
	(in thousands)
Audit fees (a)	$1,345	$1,737
Audit-related fees (b)	17	16

(a)Includes estimated fees for audit of annual financial statements and review of financial statements included in PPL Electric's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.
(b)Fees for agreed-upon procedures related to annual EPA filings.

Louisville Gas and Electric Company

For the fiscal years ended 2021 and 2020, Deloitte served as LG&E's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to LG&E, for professional services rendered for the audits of LG&E's annual financial statements and for fees billed for other services rendered by Deloitte.

	2021	2020
	(in thousands)
Audit fees (a)	$952	$832
Other	—	5

(a)Includes estimated fees for audit of annual financial statements and review of financial statements included in LG&E's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

Kentucky Utilities Company

For the fiscal years ended 2021 and 2020, Deloitte served as KU's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to KU, for professional services rendered for the audits of KU's annual financial statements and for fees billed for other services rendered by Deloitte.

	2021	2020
	(in thousands)
Audit fees (a)	$928	$955
Other	—	6

(a)Includes estimated fees for audit of annual financial statements and review of financial statements included in KU's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

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

The Audit Committee of PPL approved 100% of the 2021 and 2020 services provided by Deloitte.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

(a)  The following documents are filed as part of this report:

1.Financial Statements - Refer to the "Table of Contents" for an index of the financial statements included in this report.

2.Supplementary Data and Supplemental Financial Statement Schedule - included in response to Item 8.

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

3.Exhibits

See Exhibit Index immediately following the signature pages.

SHAREOWNER AND INVESTOR INFORMATION

Annual Meeting: The 2022 annual meeting of shareowners of PPL will be held on Wednesday, May 18, 2022 in a virtual meeting format.

Proxy Statement Material: A proxy statement and notice of PPL's annual meeting will be provided to all shareowners who are holders of record as of February 28, 2022. The latest proxy statement can be accessed at www.pplweb.com/PPLCorpProxy.

PPL Annual Report: The report will be published in the beginning of April and will be provided to all shareowners who are holders of record as of February 28, 2022. The latest annual report can be accessed at www.pplweb.com/PPLCorpProxy.

Dividends: Subject to the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee, dividends are paid on the first business day of April, July, October and January. The 2022 record dates for dividends are expected to be March 10, June 10, September 9 and December 9.

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

1(a)	-	Securities Purchase and Registration Rights Agreement, dated March 5, 2014, among PPL Capital Funding, Inc., PPL Corporation, and the several purchasers named in Schedule B thereto (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

1(b)	-	Distribution Agreement, dated February 23, 2018, by and among PPL Corporation and J.P. Morgan Securities, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., JPMorgan Chase Bank, National Association, London Branch, Barclays Bank PLC and Citibank N.A. (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 23, 2018)

2(a)	-	Separation Agreement among PPL Corporation, Talen Energy Holdings, Inc., Talen Energy Corporation, PPL Energy Supply, LLC, Raven Power Holdings LLC, C/R Energy Jade, LLC and Sapphire Power Holdings LLC., dated as of June 9, 2014 (Exhibit 2.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

2(b)	-	Transaction Agreement among PPL Corporation, Talen Energy Holdings, Inc., Talen Energy Corporation, PPL Energy Supply, LLC, Talen Energy Merger Sub, Inc., C/R Energy Jade, LLC, Sapphire Power Holdings LLC. and Raven Power Holdings LLC, dated as of June 9, 2014 (Exhibit 2.2 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

2(c)	-	Share Purchase Agreement, dated as of March 17, 2021, by and among PPL WPD Limited, National Grid Holdings One plc and National Grid plc. (Exhibit 2.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 18, 2021)

2(d)-1	-	Share Purchase Agreement, dated as of March 17, 2021, by and among PPL Energy Holdings, LLC, PPL Corporation (solely as guarantor), and National Grid USA (Exhibit 2.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 18, 2021)

2(d)-2	-	Assignment and Assumption Agreement, dated as of May 3, 2021, by and among PPL Energy Holdings, LLC, PPL Corporation, National Grid USA and PPL Rhode Island Holdings, LLC (Exhibit 2(b)-2 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2021)

2(e)	-	Tax Deed, dated as of June 9, 2021, by and among PPL WPD Limited, National Grid Holdings One plc (Exhibit 2.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2021)

3(a)	-	Amended and Restated Articles of Incorporation of PPL Corporation, effective as of May 25, 2016 (Exhibit 3(i) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 26, 2016)

3(b)	-	Bylaws of PPL Corporation, effective as of October 22, 2021 (Exhibit 3(ii) to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 28, 2021)

3(c)	-	Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation, effective as of October 31, 2013 (Exhibit 3(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2013)

3(d)	-	Bylaws of PPL Electric Utilities Corporation, effective as of October 27, 2015 (Exhibit 3(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2015)

3(g)-1	-	Amended and Restated Articles of Incorporation of Louisville Gas and Electric Company, effective as of November 6, 1996 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(g)-2	-	Articles of Amendment to Articles of Incorporation of Louisville Gas and Electric Company, effective as of April 6, 2004 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(h)	-	Bylaws of Louisville Gas and Electric Company, effective as of December 16, 2003 (Exhibit 3(c) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(i)-1	-	Amended and Restated Articles of Incorporation of Kentucky Utilities Company, effective as of December 14, 1993 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173675))

3(i)-2	-	Articles of Amendment to Articles of Incorporation of Kentucky Utilities Company, effective as of April 8, 2004 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173675))

3(j)	-	Bylaws of Kentucky Utilities Company, effective as of December 16, 2003 (Exhibit 3(c) to Registration Statement filed on Form S-4 (File No. 333-173675))

4(a)-1	-	Amended and Restated Employee Stock Ownership Plan, dated December 1, 2016 (Exhibit 4(a) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2016)

4(a)-2	-	Amendment No. 1 to PPL Employee Stock Ownership Plan, dated October 2, 2017 (Exhibit 4(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2017)

4(a)-3	-	Amendment No. 2 to PPL Employee Stock Ownership Plan, dated December 1, 2018 (Exhibit 4(a)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

4(a)-4	-	Amendment No. 3 to PPL Employee Stock Ownership Plan, dated January 1, 2019 (Exhibit 4(a)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

4(b)-1	-	Indenture, dated as of November 1, 1997, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 12, 1997)

4(b)-2	-	Supplemental Indenture No. 8, dated as of June 14, 2012, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2012)

4(b)-3	-	Supplemental Indenture No. 9, dated as of October 15, 2012, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 15, 2012)

4(b)-4	-	Supplemental Indenture No. 10, dated as of May 24, 2013, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(b)-5	-	Supplemental Indenture No. 11, dated as of May 24, 2013, to said Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(b)-6	-	Supplemental Indenture No. 12, dated as of May 24, 2013, to said Indenture (Exhibit 4.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(b)-7	-	Supplemental Indenture No. 13, dated as of March 10, 2014, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

4(b)-8	-	Supplemental Indenture No. 14, dated as of March 10, 2014, to said Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

4(b)-9	-	Supplemental Indenture No. 15, dated as of May 17, 2016, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 17, 2016)

4(b)-10	-	Supplemental Indenture No. 16, dated as of September 8, 2017, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 6, 2017)

4(b)-11	-	Supplemental Indenture No. 17, dated as of April 1, 2020, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 3, 2020)

4(c)-1	-	Indenture, dated as of August 1, 2001, by PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(c)-2	-	Supplemental Indenture No. 6, dated as of December 1, 2005, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated December 22, 2005)

4(c)-3	-	Supplemental Indenture No. 7, dated as of August 1, 2007, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 14, 2007)

4(c)-4	-	Supplemental Indenture No. 9, dated as of October 1, 2008, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(c)-5	-	Supplemental Indenture No. 10, dated as of May 1, 2009, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 22, 2009)

4(c)-6	-	Supplemental Indenture No. 11, dated as of July 1, 2011, to said Indenture (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 13, 2011)

4(c)-7	-	Supplemental Indenture No. 12, dated as of July 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 18, 2011)

4(c)-8	-	Supplemental Indenture No. 13, dated as of August 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 23, 2011)

4(c)-9	-	Supplemental Indenture No. 14, dated as of August 1, 2012, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 24, 2012)

4(c)-10	-	Supplemental Indenture No. 15, dated as of July 1, 2013, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 11, 2013)

4(c)-11	-	Supplemental Indenture No. 16, dated as of June 1, 2014, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated June 5, 2014)

4(c)-12	-	Supplemental Indenture No. 17, dated as of October 1, 2015, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 1, 2015)

4(c)-13	-	Supplemental Indenture No. 18, dated as of March 1, 2016, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)

4(c)-14	-	Supplemental Indenture No. 19, dated as of May 1, 2017, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 11, 2017)

4(c)-15	-	Supplemental Indenture No. 20, dated as of June 1, 2018, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2018)

4(c)-16	-	Supplemental Indenture No. 21, dated as of September 1, 2019, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 6, 2019)

4(c)-17	-	Supplemental Indenture No. 22, dated as of September 15, 2020, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 1, 2020)

4(c)-18	-	Supplemental Indenture No. 23, dated as of June 15, 2020, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 24, 2021)

4(d)-1	-	Pollution Control Facilities Loan Agreement, dated as of October 1, 2008, between Pennsylvania Economic Development Financing Authority and PPL Electric Utilities Corporation (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(d)-2	-	Pollution Control Facilities Loan Agreement, dated as of March 1, 2016, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)

4(d)-3	-	Pollution Control Facilities Loan Agreement, dated as of March 1, 2016, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)

4(e)-1	-	Subordinated Indenture, dated as of March 1, 2007, between PPL Capital Funding, Inc., PPL Corporation and The Bank of New York, as Trustee (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

4(e)-2	-	Supplemental Indenture No. 1, dated as of March 1, 2007, to said Subordinated Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

4(e)-3	-	Supplemental Indenture No. 4, dated as of March 15, 2013, to said Subordinated Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 15, 2013)

4(f)-1	-	Indenture, dated as of October 1, 2010, between Kentucky Utilities Company and The Bank of New York Mellon, as Trustee (Exhibit 4(q)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(f)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture (Exhibit 4(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(f)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture (Exhibit 4(q)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(f)-4	-	Supplemental Indenture No. 3, dated as of November 1, 2013, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

4(f)-5	-	Supplemental Indenture No. 4, dated as of September 1, 2015, to said Indenture (Exhibit 4(b) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated September 28, 2015)

4(f)-6	-	Supplemental Indenture No. 5, dated as of August 1, 2016, to said Indenture (Exhibit 4(b) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated August 26, 2016)

4(f)-7	-	Supplemental Indenture No. 6, dated as of August 1, 2018, to said Indenture (Exhibit 4(a) to PPL Corporation 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

4(f)-8	-	Supplemental Indenture No. 7, dated as of March 1, 2019, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 1, 2019)

4(f)-9	-	Supplemental Indenture No. 8, dated as of May 15, 2020, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 3, 2020)

4(g)-1	-	Indenture, dated as of October 1, 2010, between Louisville Gas and Electric Company and The Bank of New York Mellon, as Trustee (Exhibit 4(r)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(g)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture (Exhibit 4(r)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(g)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture (Exhibit 4(r)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(g)-4	-	Supplemental Indenture No. 3, dated as of November 1, 2013, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

4(g)-5	-	Supplemental Indenture No. 4, dated as of September 1, 2015, to said Indenture (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated September 28, 2015)

4(g)-6	-	Supplemental Indenture No. 5, dated as of September 1, 2016, to said Indenture (Exhibit 4(b) to Louisville Gas and Electric Company Form 8-K (File No. 1-2893) dated September 15, 2016)

4(g)-7	-	Supplemental Indenture No. 6, dated as of May 15, 2017, to said Indenture (Exhibit 4(b) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated June 1, 2017)

4(g)-8	-	Supplemental Indenture No. 7, dated as of March 1, 2019, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 1, 2019)

4(h)-1	-	2002 Series A Carroll County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(w)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(h)-2	-	Amendment No. 1 dated as of September 1, 2010 to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(w)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(i)-1	-	2002 Series B Carroll County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(x)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(i)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(x)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(j)-1	-	2004 Series A Carroll County Loan Agreement, dated October 1, 2004 and amended and restated as of September 1, 2008, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(z)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(j)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(z)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(k)-1	-	2006 Series B Carroll County Loan Agreement, dated October 1, 2006 and amended and restated September 1, 2008, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(aa)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(k)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(aa)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(l)-1	-	2008 Series A Carroll County Loan Agreement, dated August 1, 2008 by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(cc)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(l)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(cc)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(m)	-	2016 Series A Carroll County Loan Agreement dated as of August 1, 2016 between Kentucky Utilities Company and the County of Carroll, Kentucky (Exhibit 4(a) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated August 26, 2016)

4(n)-1	-	2000 Series A Mercer County Loan Agreement, dated May 1, 2000 and amended and restated as of September 1, 2008, by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(dd)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(n)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(dd)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(o)-1	-	2002 Series A Mercer County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(o)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(ee)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(p)-1	-	2002 Series A Muhlenberg County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Muhlenberg, Kentucky (Exhibit 4(ff)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(p)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Muhlenberg, Kentucky (Exhibit 4(ff)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(q)	-	2018 Series A Carroll County Loan Agreement, dated as of August 1, 2018, by and between Kentucky Utilities Company and County of Carroll, Kentucky (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

4(r)-1	-	2001 Series A Jefferson County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(jj)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(r)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(jj)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(s)-1	-	2001 Series B Jefferson County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(kk)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(s)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(kk)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(t)-1	-	2003 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated October 1, 2003, by and between Louisville Gas and Electric Company and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(ll)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(t)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(ll)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(u)-1	-	2005 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated February 1, 2005 and amended and restated as of September 1, 2008, by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(mm)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(u)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(mm)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(v)-1	-	2007 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated as of March 1, 2007 and amended and restated as of September 1, 2008, by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(nn)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(v)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(nn)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(w)	-	2007 Series B Louisville/Jefferson County Metro Government Amended and Restated Loan Agreement, dated November 1, 2010, by and between Louisville Gas and Electric Company and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(oo) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(x)-1	-	2001 Series A Trimble County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(qq)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(x)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and the County of Trimble, Kentucky (Exhibit 4(qq)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(y)	-	2017 Series A Trimble County Loan Agreement, dated as of June 1, 2017, by and between Louisville Gas and Electric Company and the County of Trimble, Kentucky (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated June 1, 2017)

4(z)-1	-	2001 Series B Trimble County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(rr)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(z)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(rr)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(aa)	-	2016 Series A Trimble County Loan Agreement dated as of September 1, 2016 between Louisville Gas and Electric Company and the County of Trimble, Kentucky (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K (File No. 1-2893) dated September 15, 2016)

4(bb)	-	Description of PPL Corporation's common stock, par value $0.01 per share (Exhibit 4(qq) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2020)

4(cc)	-	Description of PPL Capital Funding, Inc.'s Junior Subordinated Notes 2007 Series A due 2067, as guaranteed by PPL Corporation (Exhibit 4(rr) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2019)

4(dd)	-	Description of PPL Electric Utilities Corporation's common stock, no par value per share (Exhibit 4(tt) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2019)

10(a)-1	-	$150 million Revolving Credit Agreement, dated as of March 26, 2014, among PPL Capital Funding, Inc., as Borrower, PPL Corporation, as Guarantor and The Bank of Nova Scotia, as Administrative Agent, Issuing Lender and Lender (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 1, 2014)

10(a)-2	-	First Amendment to said Revolving Credit Agreement, dated as of March 17, 2015 (Exhibit 10(c)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2015)

10(a)-3	-	Second Amendment to said Revolving Credit Agreement, dated as of March 17, 2016 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2016)

10(a)-4	-	Third Amendment to said Revolving Credit Agreement, dated as of March 17, 2017 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2017)

10(a)-5	-	Fourth Amendment to said Revolving Credit Agreement, dated as of March 16, 2018 (Exhibit 10(b)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

10(a)-6	-	Fifth Amendment to said Revolving Credit Agreement, dated as of March 8, 2019 (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 11459) dated March 8, 2019)

10(a)-7	-	Sixth Amendment to said Revolving Credit Agreement, dated as of March 12, 2020 (Exhibit 10(e) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2020)

*10(a)-8	-	Seventh Amendment to said Revolving Credit Agreement, dated as of March 9, 2021

10(b)	-	Employee Matters Agreement, among PPL Corporation, Talen Energy Corporation, C/R Energy Jade, LLC, Sapphire Power Holdings LLC. and Raven Power Holdings LLC, dated as of June 9, 2014 (Exhibit 10.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

10(c)	-	Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and JPMorgan Chase Bank, National Association, London Branch (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(d)	-	Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and Barclays Bank PLC (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(e)	-	Additional Confirmation of Forward Sale Transaction, dated May 10, 2018, between the Company and JPMorgan Chase Bank, National Association, London Branch (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(f)	-	Additional Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and Barclays Bank PLC (Exhibit 10.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(g)-1	-	$50,000,000 Revolving Credit Agreement, dated as of March 12, 2020, among PPL Capital Funding, Inc., as Borrower, PPL Corporation, as Guarantor, and The Bank of Nova Scotia, as Administrative Agent and Lender (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2020)

*10(g)-2	-	First Amendment to said Revolving Credit Agreement, dated as of March 9, 2021

10(h)	-	$1,250,000,000 Amended and Restated Revolving Credit Agreement dated as of December 6, 2021 among PPL Capital Funding, Inc., as Borrower, PPL Corporation, as Guarantor, the Lenders party thereto and Wells Fargo, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 6, 2021)

10(i)	-	$650,000,000 Amended and Restated Revolving Credit Agreement dated as of December 6, 2021 among PPL Electric Utilities Corporation, as Borrower, the Lenders party thereto and Wells Fargo, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 6, 2021)

10(j)	-
$500,000,000 Amended and Restated Revolving Credit Agreement dated as of December 6, 2021 among Louisville Gas and Electric Company, as Borrower, the Lenders party thereto and Wells Fargo, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 6, 2021)

10(k)	-	$400,000,000 Amended and Restated Revolving Credit Agreement dated as of December 6, 2021 among Kentucky Utilities Company, as Borrower, the Lenders party thereto and Wells Fargo, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 6, 2021)

[_]10(l)-1	-	Amended and Restated Directors Deferred Compensation Plan, dated June 12, 2000 (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2000)

[_]10(l)-2	-	Amendment No. 1 to said Directors Deferred Compensation Plan, dated December 18, 2002 (Exhibit 10(m)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(l)-3	-	Amendment No. 2 to said Directors Deferred Compensation Plan, dated December 4, 2003 (Exhibit 10(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(l)-4	-	Amendment No. 3 to said Directors Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(l)-5	-	Amendment No. 4 to said Directors Deferred Compensation Plan, dated as of May 1, 2008 (Exhibit 10(x)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(l)-6	-	Amendment No. 5 to said Directors Deferred Compensation Plan, dated May 28, 2010 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2010)

[_]10(l)-7	-	Amendment No. 6 to said Directors Deferred Compensation Plan, dated as of April 15, 2015 (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2015)

[_]10(m)-1	-	PPL Corporation Directors Deferred Compensation Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(m)-2	-	PPL Officers Deferred Compensation Plan, PPL Supplemental Executive Retirement Plan and PPL Supplemental Compensation Pension Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(m)-3	-	PPL Revocable Employee Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(m)-4	-	PPL Employee Change in Control Agreements Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(m)-5	-	PPL Revocable Director Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(e) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(n)-1	-	Amended and Restated Officers Deferred Compensation Plan, dated December 8, 2003 (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(n)-2	-	Amendment No. 1 to said Officers Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(n)-3	-	Amendment No. 2 to said Officers Deferred Compensation Plan, dated as of January 22, 2007 (Exhibit 10(bb)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(n)-4	-	Amendment No. 3 to said Officers Deferred Compensation Plan, dated as of June 1, 2008 (Exhibit 10(z)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(n)-5	-	Amendment No. 4 to said Officers Deferred Compensation Plan, dated as of February 15, 2012 (Exhibit 10(ff)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(n)-6	-	Amendment No. 5 to said Executive Deferred Compensation Plan, dated as of May 8, 2014 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

[_]10(n)-7	-	Amendment No. 6 to said Executive Deferred Compensation Plan, dated as of December 16, 2015 (Exhibit [_]10(q)-7 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2015)

[_]10(n)-8	-	Amendment No. 7 to said Executive Deferred Compensation Plan, dated as of January 1, 2019 (Exhibit [_]10(x)-8 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

*[_]10(n)-9	-	Amendment No. 8 to said Executive Deferred Compensation Plan, dated as of December 20, 2021

[_]10(o)-1	-	Amended and Restated Supplemental Executive Retirement Plan, dated December 8, 2003 (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(o)-2	-	Amendment No. 1 to said Supplemental Executive Retirement Plan, dated December 16, 2004 (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 17, 2004)

[_]10(o)-3	-	Amendment No. 2 to said Supplemental Executive Retirement Plan, dated as of January 1, 2005 (Exhibit 10(ff)-3 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(o)-4	-	Amendment No. 3 to said Supplemental Executive Retirement Plan, dated as of January 22, 2007 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(o)-5	-	Amendment No. 4 to said Supplemental Executive Retirement Plan, dated as of December 9, 2008 (Exhibit 10(aa)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(o)-6	-	Amendment No. 5 to said Supplemental Executive Retirement Plan, dated as of February 15, 2012 (Exhibit 10(gg)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(o)-7	-	Amendment No. 6 to the Amended and Restated Supplemental Executive Retirement Plan, dated March 23, 2018 (Exhibit 10(g) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

[_]10(p)-1	-	Amended and Restated Incentive Compensation Plan, effective January 1, 2003 (Exhibit 10(p) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(p)-2	-	Amendment No. 1 to said Incentive Compensation Plan, dated as of January 1, 2005 (Exhibit 10(gg)-2 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(p)-3	-	Amendment No. 2 to said Incentive Compensation Plan, dated as of January 26, 2007 (Exhibit 10(dd)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(p)-4	-	Amendment No. 3 to said Incentive Compensation Plan, dated as of March 21, 2007 (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(p)-5	-	Amendment No. 4 to said Incentive Compensation Plan, effective December 1, 2007 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2008)

[_]10(p)-6	-	Amendment No. 5 to said Incentive Compensation Plan, dated as of December 16, 2008 (Exhibit 10(bb)-6 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2008)

[_]10(p)-7	-	Form of Stock Option Agreement for stock option awards under the Incentive Compensation Plan (Exhibit 10(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(p)-8	-	Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Incentive Compensation Plan (Exhibit 10(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(p)-9	-	Form of Performance Unit Agreement for performance unit awards under the Incentive Compensation Plan (Exhibit 10(ss) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2007)

[_]10(q)	-	Amended and Restated Incentive Compensation Plan for Key Employees, effective October 25, 2018 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

[_]10(r)	-	Short-term Incentive Plan (Annex B to Proxy Statement of PPL Corporation, dated April 12, 2016)

[_]10(s)	-	Form of Change in Control Severance Protection Agreement entered into between PPL Corporation and Joseph P. Bergstein, Jr., John R. Crockett III, Gregory N. Dudkin, Angela K. Gosman, Stephanie R. Raymond, Vincent Sorgi, Wendy E. Stark (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2012)

[_]10(t)-1	-	PPL Corporation Amended and Restated 2012 Stock Incentive Plan, effective October 25, 2018 (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

[_]10(t)-2	-	Form of Performance Unit Agreement for performance unit awards under the Stock Incentive Plan (Exhibit 10(tt)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(t)-3	-	Form of Performance Contingent Restricted Stock Unit Agreement for restricted stock unit awards under the Stock Incentive Plan (Exhibit 10(tt)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(t)-4	-	Form of Nonqualified Stock Option Agreement for stock option awards under the Stock Incentive Plan (Exhibit 10(tt)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(t)-5	-	Form of Total Shareholder Return Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan (Exhibit 10(dd)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2017)

[_]10(t)-6	-	Form of Return on Equity Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan (Exhibit 10(dd)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2017)

[_]10(u)	-	PPL Corporation Executive Severance Plan, effective as of July 26, 2012 (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2012)

[_]10(v)	-
Form of Western Power Distribution Phantom Stock Option Award Agreement for stock option awards under the Western Power Distribution Long-Term Incentive Plan (Exhibit [_]10(bbb)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2014)

[_]10(y)	-	Form of Grant Letter dated May 29, 2015 (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 1, 2015)

[_]10(z)
Amended and Restated Personal Contract dated August 13, 2013, between Western Power Distribution (South West) plc and Philip Swift (Exhibit [_]10(kk)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

[_]10(aa)
Ill-Health Retirement Arrangement letter agreement dated March 2, 2016, between Western Power Distribution (South West) plc and Philip Swift (Exhibit [_]10(kk)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

[_]10(bb)
Pension Arrangement letter agreement dated March 2, 2016, between Western Power Distribution (South West) plc and Philip Swift (Exhibit [_]10(kk)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

[_]10(cc)	-	Transition and Retirement Agreement dated August 12, 2021, by and among Paul W. Thompson, LG&E and KU Services Company, and PPL Corporation (Exhibit [_]10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2021)

*[_]10(dd)-1	-	Transition Incentive Award letter agreement dated August 21, 2020, between PPL Corporation and Philip Swift

*[_]10(dd)-2	-	Transition Incentive Award Amendment letter agreement dated February 8, 2021, between PPL Corporation and Philip Swift

*[_]10(ee)	-	Form of Earnings Growth Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan

*[_]10(ff)	-	Form of Environmental, Social and Governance Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan

*[_]10(gg)	-	Offer Letter dated March 6, 2021, between PPL Corporation and Wendy E. Stark

*21	-	Subsidiaries of PPL Corporation

*23(a)	-	Consent of Deloitte & Touche LLP - PPL Corporation

*23(b)	-	Consent of Deloitte & Touche LLP - PPL Electric Utilities Corporation

*23(c)	-	Consent of Deloitte & Touche LLP - Louisville Gas and Electric Company

*23(d)	-	Consent of Deloitte & Touche LLP - Kentucky Utilities Company

*24	-	Power of Attorney

*31(a)	-	Certificate of PPL's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(b)	-	Certificate of PPL's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(c)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(d)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(e)	-	Certificate of LG&E's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(f)	-	Certificate of LG&E's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(g)	-	Certificate of KU's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(h)	-	Certificate of KU's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32(a)	-	Certificate of PPL's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(b)	-	Certificate of PPL Electric's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(c)	-	Certificate of LG&E's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(d)	-	Certificate of KU's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99(a)	-	PPL Corporation and Subsidiaries Long-term Debt Schedule

101.INS	-	XBRL Instance Document for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	-	XBRL Taxonomy Extension Schema for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

101.LAB	-	XBRL Taxonomy Extension Label Linkbase for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

104		The Cover Page Interactive Data File is formatted as Inline XBRL and contained in Exhibits 101.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Corporation
(Registrant)

By /s/ Vincent Sorgi
Vincent Sorgi -
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Vincent Sorgi
Vincent Sorgi -
President and Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Joseph P. Bergstein, Jr.
Joseph P. Bergstein, Jr. -
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Marlene C. Beers
Marlene C. Beers -
Vice President and Controller
(Principal Accounting Officer)

Directors:

Arthur P. Beattie	Natica von Althann
Steven G. Elliott	Keith H. Williamson
Venkata Rajamannar Madabhushi	Phoebe A. Wood
Heather B. Redman	Armando Zagalo de Lima
Craig A. Rogerson

/s/ Vincent Sorgi
Vincent Sorgi, Attorney-in-fact	February 18, 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Electric Utilities Corporation
(Registrant)

By /s/ Stephanie R. Raymond
Stephanie R. Raymond -
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Stephanie R. Raymond
Stephanie R. Raymond -
President
(Principal Executive Officer)

/s/ Stephen K. Breininger
Stephen K. Breininger -
Vice President-Finance and Regulatory Affairs and Controller (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Joseph P. Bergstein, Jr.	/s/ Vincent Sorgi
Joseph P. Bergstein, Jr.	Vincent Sorgi
/s/ Gregory N. Dudkin	/s/ Wendy E. Stark
Gregory N. Dudkin	Wendy E. Stark
/s/ Stephanie R. Raymond
Stephanie R. Raymond

Date: February 18, 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Louisville Gas and Electric Company
(Registrant)

By /s/ John R. Crockett III
John R. Crockett III -
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ John R. Crockett III
John R. Crockett III -
President
(Principal Executive Officer)

/s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Lonnie E. Bellar	/s/ John R. Crockett III
Lonnie E. Bellar	John R. Crockett III
/s/ Joseph P. Bergstein, Jr.	/s/ Gregory N. Dudkin
Joseph P. Bergstein, Jr.	Gregory N. Dudkin
/s/ Kent W. Blake
Kent W. Blake

Date: February 18, 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kentucky Utilities Company
(Registrant)

By /s/ John R. Crockett III
John R. Crockett III -
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ John R. Crockett III
John R. Crockett III -
President
(Principal Executive Officer)

/s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Lonnie E. Bellar	/s/ John R. Crockett III
Lonnie E. Bellar	John R. Crockett III
/s/ Joseph P. Bergstein, Jr.	/s/ Gregory N. Dudkin
Joseph P. Bergstein, Jr.	Gregory N. Dudkin
/s/ Kent W. Blake
Kent W. Blake

Date: February 18, 2022