Form 10-Q
period 2022-03-31
PPL Corp; PPL ELECTRIC UTILITIES CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2022-05-05
CIK 922224, 317187, 55387, 60549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2022
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

PPL Corporation    Common stock, $0.01 par value, 735,903,010 shares outstanding at April 29, 2022.
PPL Electric Utilities Corporation    Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Energy Holdings LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at April 29, 2022.
Louisville Gas and Electric Company    Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at April 29, 2022.
Kentucky Utilities Company    Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at April 29, 2022.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, other information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

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

PPL Energy Holdings - PPL Energy Holdings, LLC, a subsidiary of PPL and the parent holding company of PPL Energy Funding, LKE, PPL Electric, PPL Services and other subsidiaries.

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

i

Other terms and abbreviations

£ - British pound sterling.

2021 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2021.

Act 11 - Act 11 of 2012 that became effective in April 2012. The Pennsylvania legislation authorized the PUC to approve two specific ratemaking mechanisms: the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, a DSIC.

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

PPL EU Services - PPL EU Services Corporation, a former subsidiary of PPL that, prior to it being merged into PPL Services on December 31, 2021, provided administrative, management and support services primarily to PPL Electric.

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

U.K. utility business – PPL WPD Investments Limited and its subsidiaries, including, notably, WPD plc and the four distribution network operators, which substantially represented PPL's U.K. Regulated segment. The U.K. utility business was sold on June 14, 2021.

VEBA - Voluntary Employee Beneficiary Association. A tax-exempt trust under the Internal Revenue Code Section 501(c)(9) used by employers to fund and pay eligible medical, life and similar benefits.

VSCC - Virginia State Corporation Commission, the state agency that has jurisdiction over the regulation of Virginia corporations, including utilities.

WPD - Prior to the sale of the U.K. utility business on June 14, 2021, refers to PPL WPD Limited Investments and its subsidiaries. WPD was included in the sale of the U.K. utility business on June 14, 2021.

WPD plc - Western Power Distribution plc, prior to the sale of the U.K. utility business, a U.K. indirect subsidiary of PPL WPD Limited. Its principal indirectly owned subsidiaries are WPD (East Midlands), WPD (South Wales), WPD (South West) and WPD (West Midlands). WPD plc was included in the sale of the U.K. utility business on June 14, 2021.

v

Forward-looking Information

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in each Registrant's 2021 Form 10-K and in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially and adversely from the forward-looking statements:

•strategic acquisitions, dispositions, or similar transactions, including the pending acquisition of Narragansett Electric, and our ability to consummate these business transactions or realize expected benefits from them;
•the COVID-19 pandemic and its impact on economic conditions, financial markets and supply chains;
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
•significant decreases in the fair value of debt and equity securities and their impact on the value of assets in defined benefit plans, and the related cash funding requirements if the fair value of those assets declines;
•interest rates and their effect on pension and retiree medical liabilities, ARO liabilities, interest payable on certain debt securities, and the general economy;
•volatility in or the impact of other changes in financial markets, commodity prices and economic conditions, including inflation;
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
•war, armed conflicts, terrorist attacks, or similar disruptive events, including the war in Ukraine;
•changes in political, regulatory or economic conditions in states, regions or countries where the Registrants or their subsidiaries conduct business;
•receipt of necessary governmental permits and approvals;
•changes in state or federal tax law or regulations;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended March 31,
	2022	2021
Operating Revenues	$1,782	$1,498

Operating Expenses
Operation
Fuel	212	177
Energy purchases	352	220
Other operation and maintenance	433	367
Depreciation	271	267
Taxes, other than income	60	52
Total Operating Expenses	1,328	1,083

Operating Income	454	415

Other Income (Expense) - net (Note 12)	—	—

Interest Expense	107	153

Income from Continuing Operations Before Income Taxes	347	262

Income Taxes	74	59

Income from Continuing Operations After Income Taxes	273	203

Loss from Discontinued Operations (net of income taxes) (Note 8)	—	(2,043)

Net Income (Loss)	$273	$(1,840)

Earnings Per Share of Common Stock:
Basic and Diluted
Income from Continuing Operations After Income Taxes	$0.37	$0.26
Loss from Discontinued Operations (net of income taxes)	—	(2.65)
Net Income (Loss) Available to PPL Common Shareowners	$0.37	$(2.39)

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	735,503	769,159
Diluted	736,184	770,710
 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$273	$(1,840)

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $0, ($80)	—	303
Qualifying derivatives, net of tax of $0, $16	—	(30)
Equity investees' other comprehensive income (loss), net of tax of $0, $0	1	—
Defined benefit plans:
Prior service costs, net of tax of $0, $0	(1)	—
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of $0, ($14)	1	25
Defined benefit plans:
Prior service costs, net of tax of $0, $0	1	—
Net actuarial (gain) loss, net of tax of ($1), ($22)	3	40
Total other comprehensive income (loss)	5	338

Comprehensive income (loss)	$278	$(1,502)

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$273	$(1,840)
Loss from discontinued operations (net of income taxes)	—	2,043
Income from continuing operations (net of income taxes)	273	203
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	271	267
Amortization	7	11
Deferred income taxes and investment tax credits	39	50
Stock-based compensation expense	11	6
Other	(4)	(1)
Change in current assets and current liabilities
Accounts receivable	(38)	(60)
Accounts payable	4	(42)
Unbilled revenues	28	76
Fuel, materials and supplies	42	41
Prepayments	(75)	(76)
Taxes payable	(4)	(25)
Regulatory assets and liabilities, net	(41)	29
Accrued interest	57	69
Other	(53)	(76)
Other operating activities
Defined benefit plans - funding	(3)	(33)
Other assets	(18)	(74)
Other liabilities	6	31
Net cash provided by operating activities - continuing operations	502	396
Net cash provided by operating activities - discontinued operations	—	267
Net cash provided by operating activities	502	663
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(427)	(471)
Other investing activities	—	(1)
Net cash provided by (used in) investing activities - continuing operations	(427)	(472)
Net cash provided by (used in) investing activities - discontinued operations	—	(263)
Net cash provided by (used in) investing activities	(427)	(735)
Cash Flows from Financing Activities
Payment of common stock dividends	(306)	(320)
Retirement of term loan	—	(300)
Retirement of commercial paper	—	(73)
Net increase (decrease) in short-term debt	916	752
Other financing activities	(7)	(4)
Net cash provided by (used in) financing activities - continuing operations	603	55
Net cash provided by (used in) financing activities - discontinued operations	—	(126)
Net cash provided by (used in) financing activities	603	(71)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash included in Discontinued Operations	—	8
Net (Increase) Decrease in Cash, Cash Equivalents and Restricted Cash included in Discontinued Operations	—	114
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	678	(21)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	3,572	443
Cash, Cash Equivalents and Restricted Cash at End of Period	$4,250	$422
Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$236	$229

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2022	December 31, 2021
Assets

Current Assets
Cash and cash equivalents	$4,249	$3,571
Accounts receivable (less reserve: 2022, $66; 2021, $65)
Customer	625	583
Other	44	58
Unbilled revenues (less reserve: 2022, $2; 2021, $2)	279	307
Fuel, materials and supplies	280	322
Prepayments	135	60
Other current assets	101	106
Total Current Assets	5,713	5,007

Property, Plant and Equipment
Regulated utility plant	30,679	30,477
Less: accumulated depreciation - regulated utility plant	6,599	6,488
Regulated utility plant, net	24,080	23,989
Non-regulated property, plant and equipment	278	266
Less: accumulated depreciation - non-regulated property, plant and equipment	41	41
Non-regulated property, plant and equipment, net	237	225
Construction work in progress	1,328	1,256
Property, Plant and Equipment, net	25,645	25,470

Other Noncurrent Assets
Regulatory assets	1,219	1,236
Goodwill	716	716
Other intangibles	340	343
Other noncurrent assets (less reserve for accounts receivable: 2022, $2; 2021 $2)	474	451
Total Other Noncurrent Assets	2,749	2,746

Total Assets	$34,107	$33,223

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2022	December 31, 2021
Liabilities and Equity

Current Liabilities
Short-term debt	$985	$69
Long-term debt due within one year	474	474
Accounts payable	686	679
Taxes	92	96
Interest	138	81
Dividends	147	305
Regulatory liabilities	122	182
Other current liabilities	389	437
Total Current Liabilities	3,033	2,323

Long-term Debt	10,668	10,666

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,211	3,151
Investment tax credits	124	119
Accrued pension obligations	183	183
Asset retirement obligations	151	157
Regulatory liabilities	2,417	2,422
Other deferred credits and noncurrent liabilities	455	479
Total Deferred Credits and Other Noncurrent Liabilities	6,541	6,511

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,299	12,303
Treasury stock	(987)	(1,003)
Earnings reinvested	2,697	2,572
Accumulated other comprehensive loss	(152)	(157)
Total Equity	13,865	13,723

Total Liabilities and Equity	$34,107	$33,223

(a)1,560,000 shares authorized, 770,013 shares issued and 735,765 shares outstanding at March 31, 2022. 1,560,000 shares authorized, 769,890 shares issued and 735,112 shares outstanding at December 31, 2021.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Treasury stock	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2021	735,112	$8	12,303	$(1,003)	$2,572	$(157)	$13,723
Common stock issued	123		4				4
Treasury stock issued	530			16			16
Stock-based compensation			(8)				(8)
Net income (loss)					273		273
Dividends and dividend equivalents (b)					(148)		(148)
Other comprehensive income (loss)						5	5
March 31, 2022	735,765	$8	$12,299	$(987)	$2,697	$(152)	$13,865

December 31, 2020	768,907	$8	12,270	$—	$5,315	$(4,220)	$13,373
Common stock issued	520		16				16
Stock-based compensation			(13)				(13)
Net income (loss)					(1,840)		(1,840)
Dividends and dividend equivalents (b)					(320)		(320)
Other comprehensive income (loss)						338	338
March 31, 2021	769,427	$8	$12,273	$—	$3,155	$(3,882)	$11,554

(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock were $0.200 and $0.415 for the three months ended March 31, 2022 and March 31, 2021.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2022	2021
Operating Revenues	$775	$605

Operating Expenses
Operation
Energy purchases	256	149
Other operation and maintenance	160	128
Depreciation	98	108
Taxes, other than income	37	32
Total Operating Expenses	551	417

Operating Income	224	188

Other Income (Expense) - net (Note 12)	6	5

Interest Income from Affiliate	2	—

Interest Expense	39	43

Income Before Income Taxes	193	150

Income Taxes	50	37

Net Income (a)	$143	$113

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$143	$113
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	98	108
Amortization	3	6
Defined benefit plans - expense (income)	(6)	(3)
Deferred income taxes and investment tax credits	41	13
Other	(4)	(4)
Change in current assets and current liabilities
Accounts receivable	(52)	(37)
Accounts payable	20	(9)
Unbilled revenues	14	37
Prepayments	(72)	(78)
Regulatory assets and liabilities, net	(43)	39
Taxes payable	(15)	(7)
Other	2	(7)
Other operating activities
Defined benefit plans - funding	—	(21)
Other assets	(2)	(27)
Other liabilities	(5)	(2)
Net cash provided by operating activities	122	121

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(188)	(223)
Notes receivable from affiliates	203	—
Other investing activities	—	1
Net cash provided by (used in) investing activities	15	(222)

Cash Flows from Financing Activities
Return of capital to parent	(40)	—
Payment of common stock dividends to parent	(72)	(115)
Net increase in short-term debt	—	205
Net cash provided by (used in) financing activities	(112)	90

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	25	(11)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	21	40
Cash, Cash Equivalents and Restricted Cash at End of Period	$46	$29

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$153	$143

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2022	December 31, 2021
Assets

Current Assets
Cash and cash equivalents	$46	$21
Accounts receivable (less reserve: 2022, $33; 2021, $31)
Customer	333	305
Other	27	22
Accounts receivable from affiliates	9	11
Notes receivable from affiliate	296	499
Unbilled revenues (less reserve: 2022, $1; 2021, $2)	115	129
Materials and supplies	64	61
Prepayments	85	13
Regulatory assets	13	22
Other current assets	28	21
Total Current Assets	1,016	1,104

Property, Plant and Equipment
Regulated utility plant	14,177	14,082
Less: accumulated depreciation - regulated utility plant	3,396	3,386
Regulated utility plant, net	10,781	10,696
Construction work in progress	641	581
Property, Plant and Equipment, net	11,422	11,277

Other Noncurrent Assets
Regulatory assets	475	488
Intangibles	270	270
Pension benefit asset	67	50
Other noncurrent assets (less reserve for accounts receivable: 2022, $2; 2021, $2)	124	113
Total Other Noncurrent Assets	936	921

Total Assets	$13,374	$13,302

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2022	December 31, 2021
Liabilities and Equity

Current Liabilities
Long-term debt due within one year	$474	$474
Accounts payable	411	367
Accounts payable to affiliates	82	56
Taxes	16	31
Interest	45	35
Regulatory liabilities	101	153
Other current liabilities	108	108
Total Current Liabilities	1,237	1,224

Long-term Debt	4,011	4,010

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,716	1,668
Regulatory liabilities	555	559
Other deferred credits and noncurrent liabilities	88	105
Total Deferred Credits and Other Noncurrent Liabilities	2,359	2,332

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	4,214	4,254
Earnings reinvested	1,189	1,118
Total Equity	5,767	5,736

Total Liabilities and Equity	$13,374	$13,302

(a)170,000 shares authorized; 66,368 shares issued and outstanding at March 31, 2022 and December 31, 2021.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2021	66,368	$364	$4,254	$1,118	$5,736
Net income				143	143
Return of capital to parent			(40)		(40)
Dividends declared on common stock				(72)	(72)
March 31, 2022	66,368	$364	$4,214	$1,189	$5,767

December 31, 2020	66,368	$364	$3,753	$1,007	$5,124
Net income				113	113
Dividends declared on common stock				(115)	(115)
March 31, 2021	66,368	$364	$3,753	$1,005	$5,122

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL Energy Holdings.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2022	2021
Operating Revenues
Retail and wholesale	$481	$421
Electric revenue from affiliate	12	7
Total Operating Revenues	493	428

Operating Expenses
Operation
Fuel	81	67
Energy purchases	91	66
Energy purchases from affiliate	2	5
Other operation and maintenance	100	96
Depreciation	74	66
Taxes, other than income	12	11
Total Operating Expenses	360	311

Operating Income	133	117

Other Income (Expense) - net	(1)	(2)

Interest Expense	20	21

Income Before Income Taxes	112	94

Income Taxes	19	19

Net Income (a)	$93	$75

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$93	$75
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	74	66
Amortization	(1)	2
Defined benefit plans - expense	—	1
Deferred income taxes and investment tax credits	(4)	(1)
Other	1	—
Change in current assets and current liabilities
Accounts receivable	4	(1)
Accounts receivable from affiliates	2	(3)
Accounts payable	(1)	8
Accounts payable to affiliates	(10)	(5)
Unbilled revenues	10	19
Fuel, materials and supplies	42	28
Regulatory assets and liabilities, net	5	(10)
Taxes payable	—	4
Accrued interest	17	18
Other	(6)	(17)
Other operating activities
Defined benefit plans - funding	—	(1)
Expenditures for asset retirement obligations	(6)	(6)
Other assets	(1)	—
Other liabilities	(1)	4
Net cash provided by operating activities	218	181
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(99)	(111)
Net increase in notes receivable with affiliates	(4)	—
Net cash used in investing activities	(103)	(111)
Cash Flows from Financing Activities
Net decrease in notes payable to affiliates	(324)	—
Net increase in short-term debt	284	31
Retirement of commercial paper	—	(41)
Payment of common stock dividends to parent	(75)	(60)
Net cash used in financing activities	(115)	(70)
Net Increase (Decrease) in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	9	7
Cash and Cash Equivalents at End of Period	$9	$7

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$30	$46

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2022	December 31, 2021
Assets

Current Assets
Cash and cash equivalents	$9	$9
Accounts receivable (less reserve: 2022, $3; 2021, $3)
Customer	133	130
Other	12	25
Unbilled revenues (less reserve: 2022, $0; 2021, $0)	70	80
Accounts receivable from affiliates	29	31
Notes receivable from affiliates	4	—
Fuel, materials and supplies	95	137
Prepayments	14	14
Regulatory assets	31	33
Other current assets	—	2
Total Current Assets	397	461

Property, Plant and Equipment
Regulated utility plant	7,245	7,192
Less: accumulated depreciation - regulated utility plant	1,208	1,172
Regulated utility plant, net	6,037	6,020
Construction work in progress	226	242
Property, Plant and Equipment, net	6,263	6,262

Other Noncurrent Assets
Regulatory assets	329	337
Goodwill	389	389
Other intangibles	28	30
Other noncurrent assets	118	113
Total Other Noncurrent Assets	864	869

Total Assets	$7,524	$7,592

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2022	December 31, 2021
Liabilities and Equity

Current Liabilities
Short-term debt	$353	$69
Notes payable to affiliates	—	324
Accounts payable	127	163
Accounts payable to affiliates	21	31
Customer deposits	32	32
Taxes	34	34
Price risk management liabilities	1	1
Regulatory liabilities	14	21
Interest	32	15
Asset retirement obligations	10	10
Other current liabilities	30	37
Total Current Liabilities	654	737

Long-term Debt	2,006	2,006

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	756	751
Investment tax credits	32	32
Price risk management liabilities	13	17
Asset retirement obligations	69	74
Regulatory liabilities	820	818
Other deferred credits and noncurrent liabilities	77	78
Total Deferred Credits and Other Noncurrent Liabilities	1,767	1,770

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,997	1,997
Earnings reinvested	676	658
Total Equity	3,097	3,079

Total Liabilities and Equity	$7,524	$7,592

(a)75,000 shares authorized; 21,294 shares issued and outstanding at March 31, 2022 and December 31, 2021.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2021	21,294	$424	$1,997	$658	$3,079
Net income				93	93
Cash dividends declared on common stock				(75)	(75)
March 31, 2022	21,294	$424	$1,997	$676	$3,097

December 31, 2020	21,294	$424	$1,923	$601	$2,948
Net income				75	75
Cash dividends declared on common stock				(60)	(60)
March 31, 2021	21,294	$424	$1,923	$616	$2,963

(a)Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2022	2021
Operating Revenues
Retail and wholesale	$523	$464
Electric revenue from affiliate	2	5
Total Operating Revenues	525	469

Operating Expenses
Operation
Fuel	131	110
Energy purchases	5	5
Energy purchases from affiliate	12	7
Other operation and maintenance	113	115
Depreciation	95	89
Taxes, other than income	11	10
Total Operating Expenses	367	336

Operating Income	158	133

Other Income (Expense) - net	—	1

Interest Expense	27	27

Income Before Income Taxes	131	107

Income Taxes	24	21

Net Income (a)	$107	$86

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$107	$86
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	95	89
Amortization	4	2
Defined benefit plans - expense	(1)	—
Deferred income taxes and investment tax credits	(3)	(2)
Other	2	—
Change in current assets and current liabilities
Accounts receivable	(6)	2
Accounts receivable from affiliates	—	1
Accounts payable	—	(7)
Accounts payable to affiliates	(12)	2
Unbilled revenues	4	20
Fuel, materials and supplies	3	15
Regulatory assets and liabilities, net	(3)	—
Taxes payable	20	13
Accrued interest	26	25
Other	(5)	(17)
Other operating activities
Expenditures for asset retirement obligations	(6)	(9)
Other assets	(6)	—
Other liabilities	—	4
Net cash provided by operating activities	219	224
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(129)	(127)
Net cash used in investing activities	(129)	(127)
Cash Flows from Financing Activities
Net decrease in notes payable to affiliates	(290)	—
Net increase (decrease) in short-term debt	285	(23)
Retirement of commercial paper	—	(32)
Payment of common stock dividends to parent	(90)	(56)
Net cash used in financing activities	(95)	(111)
Net Decrease in Cash and Cash Equivalents	(5)	(14)
Cash and Cash Equivalents at Beginning of Period	13	22
Cash and Cash Equivalents at End of Period	$8	$8

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$49	$40

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2022	December 31, 2021
Assets

Current Assets
Cash and cash equivalents	$8	$13
Accounts receivable (less reserve: 2022, $2; 2021, $3)
Customer	154	144
Other	6	12
Unbilled revenues (less reserve: 2022, $0; 2021, $0)	87	91
Fuel, materials and supplies	121	124
Prepayments	15	15
Regulatory assets	14	9
Other current assets	—	2
Total Current Assets	405	410

Property, Plant and Equipment
Regulated utility plant	9,272	9,219
Less: accumulated depreciation - regulated utility plant	1,995	1,929
Regulated utility plant, net	7,277	7,290
Construction work in progress	409	378
Property, Plant and Equipment, net	7,686	7,668

Other Noncurrent Assets
Regulatory assets	415	411
Goodwill	607	607
Other intangibles	22	23
Other noncurrent assets	158	153
Total Other Noncurrent Assets	1,202	1,194

Total Assets	$9,293	$9,272

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2022	December 31, 2021
Liabilities and Equity

Current Liabilities
Short-term debt	$285	$—
Notes payable to affiliates	4	294
Accounts payable	91	108
Accounts payable to affiliates	52	64
Customer deposits	33	32
Taxes	39	19
Regulatory liabilities	7	8
Interest	44	18
Asset retirement obligations	20	22
Other current liabilities	42	47
Total Current Liabilities	617	612

Long-term Debt	2,619	2,618

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	870	865
Investment tax credits	86	87
Asset retirement obligations	82	83
Regulatory liabilities	1,042	1,045
Other deferred credits and noncurrent liabilities	32	34
Total Deferred Credits and Other Noncurrent Liabilities	2,112	2,114

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,957	2,957
Earnings reinvested	680	663
Total Equity	3,945	3,928

Total Liabilities and Equity	$9,293	$9,272

(a)80,000 shares authorized; 37,818 shares issued and outstanding at March 31, 2022 and December 31, 2021.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2021	37,818	$308	$2,957	$663	$3,928
Net income				107	107
Cash dividends declared on common stock				(90)	(90)
March 31, 2022	37,818	$308	$2,957	$680	$3,945

December 31, 2020	37,818	$308	$2,857	$617	$3,782
Net income				86	86
Cash dividends declared on common stock				(56)	(56)
March 31, 2021	37,818	$308	$2,857	$647	$3,812

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

Combined Notes to Condensed Financial Statements (Unaudited)

Index to Combined Notes to Condensed Financial Statements

The notes to the condensed financial statements that follow are a combined presentation. The following list indicates the Registrants to which the notes apply:

Registrant
	PPL	PPL Electric	LG&E	KU
1. Interim Financial Statements	x	x	x	x
2. Segment and Related Information	x	x	x	x
3. Revenue from Contracts with Customers	x	x	x	x
4. Earnings Per Share	x
5. Income Taxes	x	x	x	x
6. Utility Rate Regulation	x	x	x	x
7. Financing Activities	x	x	x	x
8. Acquisitions, Development and Divestitures	x
9. Defined Benefits	x	x	x	x
10. Commitments and Contingencies	x	x	x	x
11. Related Party Transactions		x	x	x
12. Other Income (Expense) - net	x	x
13. Fair Value Measurements	x	x	x	x
14. Derivative Instruments and Hedging Activities	x	x	x	x
15. Asset Retirement Obligations	x		x	x
16. Accumulated Other Comprehensive Income (Loss)	x

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2021 is derived from that Registrant's 2021 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2021 Form 10-K. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

(PPL)

On March 17, 2021, PPL WPD Limited entered into a share purchase agreement to sell PPL's U.K. utility business, which prior to its sale substantially represented PPL's U.K. Regulated segment, to a subsidiary of National Grid plc. The sale was completed on June 14, 2021. The results of operations of the U.K. utility business are classified as Discontinued Operations on PPL's Statements of Income for the three months ended March 31, 2021. PPL has elected to separately report the cash flows of continuing and discontinued operations on the Statements of Cash Flows for the three months ended March 31, 2021. Unless otherwise noted, the notes to these financial statements exclude amounts related to discontinued operations. See Note 8 for additional information.

2. Segment and Related Information

(PPL)

See Note 2 in PPL's 2021 Form 10-K for a discussion of reportable segments and related information.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the periods ended March 31 are as follows:

	Three Months
	2022	2021
Operating Revenues from external customers
Kentucky Regulated	$1,004	$885
Pennsylvania Regulated	775	605
Corporate and Other	3	8
Total	$1,782	$1,498

Net Income (Loss)
Kentucky Regulated	$179	$146
Pennsylvania Regulated	143	113
Corporate and Other	(49)	(56)
Discontinued Operations (a)	—	(2,043)
Total	$273	$(1,840)

(a)See Note 8 for additional information on the sale of the U.K. utility business.

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated Balance Sheets as of:

	March 31, 2022	December 31, 2021
Assets
Kentucky Regulated	$16,317	$16,360
Pennsylvania Regulated	13,374	13,336
Corporate and Other (a)	4,416	3,527
Total	$34,107	$33,223

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

3. Revenue from Contracts with Customers

(All Registrants)

See Note 3 in the Registrants' 2021 Form 10-K for a discussion of the principal activities from which the Registrants and PPL’s segments generate their revenues.

The following tables reconcile "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the periods ended March 31.

	2022 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$1,782	$775	$493	$525
Revenues derived from:
Alternative revenue programs (b)	(27)	(36)	6	3
Other (c)	(7)	(4)	(2)	(1)
Revenues from Contracts with Customers	$1,748	$735	$497	$527

	2021 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$1,498	$605	$428	$469
Revenues derived from:
Alternative revenue programs (b)	24	22	—	2
Other (c)	(6)	—	(3)	(3)
Revenues from Contracts with Customers	$1,516	$627	$425	$468

(a)PPL Electric represents revenues from external customers reported by the Pennsylvania Regulated segment and LG&E and KU, net of intercompany power sales and transmission revenues, represent revenues from external customers reported by the Kentucky Regulated segment. See Note 2 for additional information.
(b)Alternative revenue programs include the transmission formula rate for PPL Electric, the ECR and DSM programs for LG&E and KU, the GLT program and gas supply clause incentive mechanism for LG&E, and the generation formula rate for KU. This line item shows the over/under collection of these rate mechanisms with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts. For PPL Electric, the three months ended March 31, 2022, includes $44 million related to the amortization of the regulatory liability recorded in 2021 for a reduction in the transmission formula rate return on equity that is reflected in rates in 2022. The three months ended March 31, 2021, included a $27 million revenue reduction recorded as a result of the challenge to the transmission formula rate return on equity. See Note 6 for additional information.
(c)Represents additional revenues outside the scope of revenues from contracts with customers, such as lease and other miscellaneous revenues.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended March 31.

	2022 Three Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
PA Regulated	$453	$108	$15	$12	$—	$—	$147	$735
KY Regulated	478	270	154	83	6	19	—	1,010
Corp and Other	—	—	—	3	—	—	—	3
Total PPL	$931	$378	$169	$98	$6	$19	$147	$1,748

PPL Electric	$453	$108	$15	$12	$—	$—	$147	$735

LG&E	$246	$146	$45	$39	$—	$21	$—	$497

KU	$232	$124	$109	$44	$6	$12	$—	$527

	2021 Three Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
PA Regulated	$361	$82	$12	$12	$—	$—	$160	$627
KY Regulated	413	231	140	71	6	20	—	881
Corp and Other	—	—	—	8	—	—	—	8
Total PPL	$774	$313	$152	$91	$6	$20	$160	$1,516

PPL Electric	$361	$82	$12	$12	$—	$—	$160	$627

LG&E	$205	$121	$46	$34	$—	$19	$—	$425

KU	$208	$110	$94	$37	$6	$13	$—	$468

(a)Primarily includes revenues from pole attachments, street lighting, other public authorities and other non-core businesses.
(b)Includes wholesale power and transmission revenues. LG&E and KU amounts include intercompany power sales and transmission revenues, which are eliminated upon consolidation at the Kentucky Regulated segment.

As discussed in Note 2 in PPL's 2021 Form 10-K, PPL segments its business by geographic location. Revenues from external customers for each segment/geographic location are reconciled to revenues from contracts with customers in the footnotes to the tables above.

Contract receivables from customers are primarily included in "Accounts receivable - Customer", "Unbilled revenues", and "Other noncurrent assets" on the Balance Sheets.

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the periods ended March 31.

	Three Months
	2022	2021
PPL	$7	$2
PPL Electric	5	1
LG&E	1	—
KU	1	1

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers.

	PPL	PPL Electric	LG&E	KU
Contract liabilities at December 31, 2021	$42	$25	$6	$6
Contract liabilities at March 31, 2022	33	17	4	5
Revenue recognized during the three months ended March 31, 2022 that was included in the contract liability balance at December 31, 2021	22	10	6	6

Contract liabilities at December 31, 2020	$40	$23	$5	$6
Contract liabilities at March 31, 2021	33	16	5	5
Revenue recognized during the three months ended March 31, 2021 that was included in the contract liability balance at December 31, 2020	21	9	5	6

Contract liabilities result from recording contractual billings in advance for customer attachments to the Registrants' infrastructure and payments received in excess of revenues earned to date. Advanced billings for customer attachments are generally recognized as revenue ratably over the quarterly billing period. Payments received in excess of revenues earned to date are recognized as revenue as services are delivered in subsequent periods.

At March 31, 2022, PPL had $46 million of performance obligations attributable to Corporate and Other that have not been satisfied. Of this amount, PPL expects to recognize approximately $30 million within the next 12 months.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended March 31 used in the EPS calculation are:

	Three Months
	2022	2021
Income (Numerator)
Income from continuing operations after income taxes available to PPL common shareowners - Basic and Diluted	$273	$203

Loss from discontinued operations (net of income taxes) available to PPL common shareowners - Basic and Diluted	$—	$(2,043)

Net income (loss) available to PPL common shareowners - Basic and Diluted	$273	$(1,840)

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	735,503	769,159
Add: Dilutive share-based payment awards	681	1,551
Weighted-average shares - Diluted EPS	736,184	770,710

Basic and Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.37	$0.26
Loss from discontinued operations (net of income taxes)	—	(2.65)
Net Income (Loss) available to PPL common shareowners	$0.37	$(2.39)

For the periods ended March 31, PPL issued common stock related to stock-based compensation plans as follows (in thousands):

	Three Months
	2022	2021
Stock-based compensation plans	124	520

See Note 7 for common stock repurchased under an authorized share repurchase program.

For the periods ended March 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months
	2022	2021
Stock-based compensation awards	154	233

5. Income Taxes

Reconciliations of income tax expense (benefit) for the periods ended March 31 are as follows.

(PPL)
	Three Months
	2022	2021
Federal income tax on Income from Continuing Operations Before Income Taxes at statutory tax rate - 21%	$73	$55
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	21	12
Valuation allowance adjustments	3	8
Amortization of investment tax credit including deferred taxes on basis adjustment	(3)	(1)
Depreciation and other items not normalized	(3)	(2)
Amortization of excess deferred federal and state income taxes	(18)	(12)
Other	1	(1)
Total increase (decrease)	1	4
Total income tax expense (benefit)	$74	$59

(PPL Electric)
	Three Months
	2022	2021
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$41	$32
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	16	12
Depreciation and other items not normalized	(3)	(2)
Amortization of excess deferred federal income taxes	(3)	(3)
Other	(1)	(2)
Total increase (decrease)	9	5
Total income tax expense (benefit)	$50	$37

(LG&E)
	Three Months
	2022	2021
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$24	$20
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	4
Amortization of excess deferred federal and state income taxes	(7)	(3)
Other	(2)	(2)
Total increase (decrease)	(5)	(1)
Total income tax expense (benefit)	$19	$19

(KU)
	Three Months
	2022	2021
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$28	$22
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5	4
Amortization of excess deferred federal and state income taxes	(6)	(4)
Other	(3)	(1)
Total increase (decrease)	(4)	(1)
Total income tax expense (benefit)	$24	$21

6. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Current Regulatory Assets:
Gas supply clause	$22	$21	$—	$—
Smart meter rider	7	11	7	11
Fuel adjustment clause	15	11	—	—
Other	14	21	6	11
Total current regulatory assets (a)	$58	$64	$13	$22

Noncurrent Regulatory Assets:
Defined benefit plans	$509	$523	$248	$256
Plant outage costs	51	54	—	—
Storm costs	12	11	—	—
Unamortized loss on debt	23	24	3	4
Interest rate swaps	14	18	—	—
Terminated interest rate swaps	68	70	—	—
Accumulated cost of removal of utility plant	224	228	224	228
AROs	302	302	—	—
Other	16	6	—	—
Total noncurrent regulatory assets	$1,219	$1,236	$475	$488

	PPL		PPL Electric
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Current Regulatory Liabilities:
Generation supply charge	$9	$10	$9	$10
Transmission service charge	23	21	23	21
Universal service rider	4	17	4	17
TCJA customer refund	19	22	19	22
Act 129 compliance rider	15	10	15	10
Transmission formula rate return on equity (b)	30	73	30	73
Economic relief billing credit	13	27	—	—
Other	9	2	1	—
Total current regulatory liabilities	$122	$182	$101	$153

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$647	$639	$—	$—
Power purchase agreement - OVEC	33	35	—	—
Net deferred taxes	1,574	1,591	523	531
Defined benefit plans	101	95	32	28
Terminated interest rate swaps	62	62	—	—
Total noncurrent regulatory liabilities	$2,417	$2,422	$555	$559

	LG&E		KU
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Current Regulatory Assets:
Gas supply clause	$22	$21	$—	$—
Gas line tracker	—	3	—	—
Generation formula rate	—	—	1	2
Fuel adjustment clause	4	4	11	7
Other	5	5	2	—
Total current regulatory assets	$31	$33	$14	$9

Noncurrent Regulatory Assets:
Defined benefit plans	$160	$164	$101	$103
Storm costs	8	8	4	3
Unamortized loss on debt	12	12	8	8
Interest rate swaps	14	18	—	—
Terminated interest rate swaps	40	41	28	29
AROs	75	75	227	227
Plant outage costs	14	15	37	39
Other	6	4	10	2
Total noncurrent regulatory assets	$329	$337	$415	$411

	LG&E		KU
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Current Regulatory Liabilities:
Demand side management	$—	$—	$3	$—
Gas line tracker	3	—	—	—
Economic relief billing credit	10	21	3	6
Other	1	—	1	2
Total current regulatory liabilities	$14	$21	$7	$8

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$268	$262	$379	$377
Power purchase agreement - OVEC	23	24	10	11
Net deferred taxes	487	491	564	569
Defined benefit plans	11	10	58	57
Terminated interest rate swaps	31	31	31	31
Total noncurrent regulatory liabilities	$820	$818	$1,042	$1,045

(a)For PPL, these amounts are included in "Other current assets" on the Balance Sheets.
(b)See “Regulatory Matters - Federal Matters - PPL Electric Transmission Formula Rate Return on Equity” below for additional information.

Regulatory Matters

Federal Matters

PPL Electric Transmission Formula Rate Return on Equity (PPL and PPL Electric)

In May 2020, PP&L Industrial Customer Alliance (PPLICA) filed a complaint with the FERC alleging that PPL Electric’s base return on equity (ROE) used to determine PPL Electric’s formula transmission rate was unjust and unreasonable. In August 2021, PPL Electric entered into a settlement agreement (the Settlement) with PPLICA and all other parties, including intervenors. The key aspects of the Settlement include changes to PPL Electric’s base ROE, changes to the equity component of PPL Electric’s capital structure, allowing modification of the current rate year to a calendar year and allowing modification of the current formula rate based on a historic test year to a projected test year. The settlement was approved by the FERC in November 2021. The interim rates reflecting the agreed-to-base ROE in the Settlement were effective December 1, 2021.

In the first quarter of 2021, PPL and PPL Electric recorded a revenue reduction on the Statement of Income of $19 million after-tax representing an estimate of the revenue subject to refund from the date of the complaint through March 31, 2021. Of this amount, $13 million related to 2020.

As of December 31, 2021, PPL and PPL Electric had a regulatory liability on the Balance Sheet of $73 million, which represents revenue subject to refund based on the difference between charges that were calculated using the ROE in effect at the time and charges calculated using the revised ROE provided for in the Settlement, plus interest at the FERC interest rate. During the three months ended March 31, 2022, $44 million of revenue was refunded to customers. The remaining balance will be refunded to customers through May 31, 2022.

FERC Transmission Rate Filing (PPL, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the D.C. Circuit Court of Appeals regarding FERC's orders on the elimination of the mitigation and required transition mechanism. Oral arguments in the appellate proceeding occurred on February 14, 2022. LG&E and KU cannot predict the outcome of the respective appellate and FERC proceedings. LG&E and KU currently receive recovery of the waivers and credits provided through other rate mechanisms and such rate recovery would be anticipated to be adjusted in future rate proceedings consistent with potential changes or terminations of the waivers and credits, as such become effective.

Other

Purchase of Receivables Program (PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During the three months ended March 31, 2022 and 2021, PPL Electric purchased $348 million and $324 million of accounts receivable from alternative suppliers.

7. Financing Activities

Credit Arrangements and Short-term Debt

(All Registrants)

The Registrants maintain credit facilities to enhance liquidity, provide credit support and act as a backstop to commercial paper programs. For reporting purposes, on a consolidated basis, PPL's arrangements listed below include the credit facilities and commercial paper programs of PPL Electric, LG&E and KU. The amounts listed in the borrowed column below are recorded as "Short-term debt" on the Balance Sheets. The following credit facilities were in place at:

	March 31, 2022					December 31, 2021
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
PPL Capital Funding
Syndicated Credit Facility	Dec. 2026	$1,250	$—	$347	$903	$—	$—
Bilateral Credit Facility	Mar. 2023	100	—	—	100	—	—
Bilateral Credit Facility	Mar. 2023	100	—	15	85	—	15
Total PPL Capital Funding Credit Facilities		$1,450	$—	$362	$1,088	$—	$15

PPL Electric
Syndicated Credit Facility	Dec. 2026	$650	$—	$1	$649	$—	$1

LG&E
Syndicated Credit Facility	Dec. 2026	$500	$—	$353	$147	$—	$69

KU
Syndicated Credit Facility	Dec. 2026	$400	$—	$285	$115	$—	$—

(PPL)

In March 2022, PPL Capital Funding amended and restated its two existing $50 million bilateral credit facilities to extend the termination dates from March 9, 2022 to March 6, 2023 and to increase the borrowing capacity under each facility to $100 million.

(All Registrants)

PPL Capital Funding, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	March 31, 2022				December 31, 2021
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding	0.84%	$1,350	$347	$1,003		$—
PPL Electric		650	—	650		—
LG&E	0.72%	425	353	72	0.31%	69
KU	0.78%	350	285	65		—
Total		$2,775	$985	$1,790		$69

(PPL Electric, LG&E, and KU)

See Note 11 for discussion of intercompany borrowings.

(PPL)

Equity Securities

Share Repurchase

In August 2021, PPL's Board of Directors authorized share repurchases of up to $3 billion of PPL common shares. In 2021, PPL repurchased approximately $1 billion of PPL common shares. There were no share repurchases during the three months ended March 31, 2022. The actual additional amounts to be repurchased pursuant to this authority will depend on various factors, including PPL’s share price, market conditions, and the determination of other uses for the proceeds from the sale of the U.K. utility business, including for incremental capital expenditures. PPL may purchase shares on each trading day subject to market conditions and principles of best execution.

Dividends

In February 2022, PPL declared a quarterly common stock dividend, payable April 1, 2022, of 20.0 cents per share.

8. Acquisitions, Development and Divestitures

(PPL)

Discontinued Operations

Sale of the U.K. Utility Business

On June 14, 2021, PPL WPD Limited completed the sale of PPL's utility business to National Grid Holdings One plc (National Grid U.K.), a subsidiary of National Grid plc. The transaction resulted in cash proceeds of $10.7 billion inclusive of foreign currency hedges executed by PPL. PPL received net proceeds, after taxes and fees, of $10.4 billion. PPL WPD Limited agreed to indemnify National Grid U.K. for certain tax related matters. See Note 10 for additional information. PPL has not had and will not have any significant involvement with the U.K. utility business since completion of the sale.

Summarized Results of Discontinued Operations

The operations of the U.K. utility business are included in "Loss from Discontinued Operations (net of income taxes)" on the Statement of Income for the period ended March 31, 2021 as follows:

Three Months
Operating Revenues	$634
Operating Expenses	252
Other Income (Expense) - net	66
Interest Expense (a)	93
Income before income taxes	355
Loss on sale	(1,647)
Income taxes	751
Loss from Discontinued Operations (net of income taxes)	$(2,043)

(a)No interest from corporate level debt was allocated to discontinued operations.

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

The closing of the acquisition is subject to the receipt of certain U.S. regulatory approvals or waivers, including, among others, authorizations or waivers from the Rhode Island Division of Public Utilities and Carriers (RIDPU), the Massachusetts Department of Public Utilities (MDPU), the Federal Communications Commission (FCC), and the FERC, as well as review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary conditions to closing, including the execution and delivery of certain related transaction documents.

•The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (HSR) with respect to the acquisition, expired on June 2, 2021. The HSR approval expires on June 2, 2022.
•On July 14, 2021, the FCC consented to the Transfer of Control Application for the transfer of control of certain communications licenses held by Narragansett Electric from National Grid U.S. to PPL. The FCC consent was originally set to expire on January 17, 2022, but has been extended for 180 days and is currently set to expire on July 16, 2022.
•On September 23, 2021, the FERC issued an order authorizing, as consistent with the public interest, the disposition of jurisdictional facilities that will result in PPL Rhode Island Holdings, LLC, acquiring 100% of the outstanding shares of common stock of Narragansett Electric.
•On July 16, 2021, the MDPU granted a waiver of jurisdiction with respect to the acquisition, finding that the acquisition would not adversely impact Massachusetts ratepayers. On March 3, 2022, the Massachusetts Supreme Judicial Court (SJC) issued a stay of the waiver order. On March 25, 2022, National Grid and the Massachusetts Attorney General filed with the SJC a Joint Stipulation of Voluntary Dismissal of Appeal and Motion to Lift the Court's March 3, 2022 Order of Stay, and on March 29, 2022, the SJC issued an order dismissing the appeal with prejudice and vacating the stay that it had previously entered.
•On February 23, 2022, the RIDPU issued an order authorizing the disposition of jurisdictional facilities that will result in PPL Rhode Island acquiring 100% of the outstanding shares of common stock of Narragansett Electric. The Rhode Island Attorney General subsequently appealed the RIDPU order approving the transaction to the Rhode Island Superior Court and requested a stay of the RIDPU order pending resolution of the appeal. On April 1, 2022, the Rhode Island Superior Court granted a stay of the RIDPU order, and oral arguments on the appeal were held on April 26, 2022. Favorable resolution of the appeals process in Rhode Island is the final pending approval needed to close the transaction.

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

9. Defined Benefits

(PPL)

Certain net periodic defined benefit costs are applied to accounts that are further distributed among capital, expense, regulatory assets and regulatory liabilities, including certain costs allocated to applicable subsidiaries for plans sponsored by PPL Services and LKE. Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL and its subsidiaries for the periods ended March 31:

	Pension Benefits
	Three Months
	2022	2021
PPL
Service cost	$12	$13
Interest cost	32	32
Expected return on plan assets	(64)	(61)
Amortization of:
Prior service cost	2	2
Actuarial loss	12	25
Net periodic defined benefit costs (credits)	$(6)	$11

	Other Postretirement Benefits
	Three Months
	2022	2021
PPL
Service cost	$1	$2
Interest cost	4	4
Expected return on plan assets	(6)	(5)
Net periodic defined benefit costs (credits)	$(1)	$1

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

In January 2022, Vice-Chancellor Joseph R. Slights III, the judge assigned to this litigation, announced his retirement. Thereafter, this case was removed from the trial schedule and is awaiting the assignment of a new judge. The new judge will likely rule on the motions and cross-motions for summary judgment.

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

E.W. Brown Environmental Assessment (PPL and KU)

KU is undertaking extensive remedial measures at the E.W. Brown plant including closure of the former ash pond, implementation of a groundwater remedial action plan and performance of a corrective action plan including aquatic study of adjacent surface waters and risk assessment. The aquatic study and risk assessment are being undertaken pursuant to a 2017 agreed Order with the Kentucky Energy and Environment Cabinet (KEEC). KU conducted sampling of Herrington Lake in 2017 and 2018. In June 2019, KU submitted to the KEEC the required aquatic study and risk assessment, conducted by an independent third-party consultant, finding that discharges from the E.W. Brown plant have not had any significant impact on Herrington Lake and that the water in the lake is safe for recreational use and meets safe drinking water standards. On May 31, 2021, the KEEC approved the report and released a response to public comments. On August 6, 2021, KU submitted a Supplemental Remedial Alternatives Analysis (SRAA) report to the KEEC that outlines proposed additional fish, water, and sediment testing. On February 18, 2022 the KEEC provided approval to KU to proceed with the proposed sampling, which commenced in the spring of 2022.

Air (PPL and LG&E)

Sulfuric Acid Mist Emissions

In June 2016, the EPA issued a notice of violation under the Clean Air Act alleging that LG&E violated applicable rules relating to sulfuric acid mist emissions at its Mill Creek plant. The notice alleges failure to install proper controls, failure to operate the facility consistent with good air pollution control practice and causing emissions exceeding applicable requirements or constituting a nuisance or endangerment. LG&E believes it has complied with applicable regulations during the relevant time period. On July 31, 2020, the U.S. Department of Justice and Louisville Metro Air Pollution Control District filed a complaint in the U.S. District Court for the Western District of Kentucky alleging violations specified in the EPA notice of violation and seeking civil penalties and injunctive relief. In October 2020, LG&E filed a motion to dismiss the complaint. In December 2020, the U.S. Department of Justice and the Louisville Metro Air Pollution Control District filed an amended complaint. In February 2021, LG&E filed a renewed motion to dismiss regarding the amended complaint. In September 2021, the parties reached a tentative agreement providing for dismissal of the court action, the payment by LG&E of a penalty amount and performance of a supplemental environmental project (SEP). On February 23, 2022 the court entered a Consent Decree approving the agreed penalty and SEP. The agreed penalty and SEP do not have a significant impact on LG&E's operations or financial condition.

Water/Waste (LG&E and KU)

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

CCRs

In 2015, the EPA issued a final rule governing management of CCRs which include fly ash, bottom ash and sulfur dioxide scrubber wastes. The CCR Rule imposes extensive new requirements for certain CCR impoundments and landfills, including public notifications, location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements, and specifies restrictions relating to the beneficial use of CCRs. In July 2018, the EPA issued a final rule extending the deadline for closure of certain impoundments and adopting other substantive changes. In August 2018, the D.C. Circuit Court of Appeals vacated and remanded portions of the CCR Rule. In December 2019, the EPA addressed the deficiencies identified by the court and proposed amendments to change the closure deadline. In August 2020, the EPA published a final rule extending the deadline to initiate closure to April 11, 2021, while providing for certain extensions. The EPA is conducting ongoing rulemaking actions regarding various other amendments to the rule. Certain ongoing legal challenges to various provisions of the CCR Rule have been held in abeyance pending review by the EPA pursuant to the President's executive order. PPL, LG&E, and KU are monitoring the EPA’s ongoing efforts to refine and implement the regulatory program under the CCR Rule. In January 2022, the EPA issued several proposed regulatory determinations, facility notifications and public announcements which indicate increased scrutiny by the EPA to determine the adequacy of measures taken by facility owners and operators to achieve closure of CCR surface impoundments and landfills. In particular, the agency indicated that it will focus on certain practices that it views as posing a threat of continuing groundwater contamination. Future guidance, regulatory determinations, rulemakings and other developments could potentially require revisions to current LG&E and KU compliance plans including additional monitoring and remediation at surface impoundments and landfills, the cost of which could be substantial. PPL, LG&E and KU are unable to predict the outcome of the ongoing litigation, rulemaking, and regulatory determinations or potential impacts on current LG&E and KU compliance plans. The Registrants are currently finalizing closure plans and schedules.

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

LG&E and KU received KPSC approval for a compliance plan providing for the closure of impoundments at the Mill Creek, Trimble County, E.W. Brown, and Ghent stations, and construction of process water management facilities at those plants. In addition to the foregoing measures required for compliance with the federal CCR rule, KU also received KPSC approval for its plans to close impoundments at the retired Green River, Pineville and Tyrone plants to comply with applicable state law. LG&E and KU have completed planned closure measures at most of the subject impoundments and have commenced post closure groundwater monitoring as required at those facilities. LG&E and KU generally expect to complete all impoundment closures within five years of commencement, although a longer period may be required to complete closure of some facilities. Associated costs are expected to be subject to rate recovery.

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

Superfund and Other Remediation (All Registrants)

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

As of March 31, 2022 and December 31, 2021, PPL Electric had a recorded liability of $11 million and $10 million representing its best estimate of the probable loss incurred to remediate the sites identified above. Depending on the outcome of investigations at identified sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred. PPL Electric, LG&E and KU lack sufficient information about such additional sites to estimate any potential liability or range of reasonably possible losses, if any, related to these sites. Such costs, however, are not currently expected to be significant.

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

Gas - Security Directives (PPL and LG&E)

In May and July of 2021, the Department of Homeland Security’s (DHS) Transportation Security Administration (TSA) released two security directives applicable to certain notified owners and operators of natural gas pipeline facilities (including local distribution companies) that TSA has determined to be critical. The first security directive required notified owners/operators to implement cybersecurity incident reporting to the DHS, designate a cybersecurity coordinator, and perform a gap assessment of current entity cybersecurity practices against certain voluntary TSA security guidelines and report relevant results and proposed mitigation to applicable DHS agencies. The second security directive required notified entities to implement a significant number of specified cyber security controls and processes. LG&E does not believe the security directives will have a significant impact on LG&E’s operations or financial condition.

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

(All Registrants)

The table below details guarantees provided as of March 31, 2022. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote. For reporting purposes, on a consolidated basis, the guarantees of PPL include the guarantees of its subsidiary Registrants.

	Exposure at March 31, 2022		Expiration Date
PPL
Indemnifications related to certain tax liabilities related to the sale of the U.K. utility business	£50	(a)	2028
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(b)

(a)PPL WPD Limited entered into a Tax Deed dated June 9, 2021 in which it agreed to a tax indemnity regarding certain potential tax liabilities of the entities sold with respect to periods prior to the completion of the sale, subject to customary exclusions and limitations. Because National Grid Holdings One plc, the buyer, agreed to purchase indemnity insurance, the amount of the cap on the indemnity for these liabilities is £1, except with respect to certain surrenders of tax losses, for which the amount of the cap on the indemnity is £50 million.
(b)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. PPL's proportionate share of OVEC's outstanding debt was $91 million at March 31, 2022, consisting of LG&E's share of $63 million and KU's share of $28 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 14 in PPL's, LG&E's and KU's 2021 Form 10-K for additional information on the OVEC power purchase contract.

The Registrants provide other miscellaneous guarantees through contracts entered into in the normal course of business. These guarantees are primarily in the form of indemnification or warranties related to services or equipment and vary in duration. The amounts of these guarantees often are not explicitly stated, and the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated. Historically, no significant payments have been made with respect to these types of guarantees and the probability of payment/performance under these guarantees is generally remote.

PPL, on behalf of itself and certain of its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage. The coverage provides maximum aggregate coverage of $225 million. This insurance may be applicable to obligations under certain of these contractual arrangements.

11. Related Party Transactions

Support Costs (PPL Electric, LG&E and KU)

PPL Services and LKS provide and, prior to its merger into PPL Services on December 31, 2021, PPL EU Services provided the Registrants, their respective subsidiaries and each other with administrative, management and support services. For all services companies, the costs of directly assignable and attributable services are charged to the respective recipients as direct support costs. General costs that cannot be directly attributed to a specific entity are allocated and charged to the respective recipients as indirect support costs. PPL Services and PPL EU Services use a three-factor methodology that includes the applicable recipients' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs. PPL Services may also use a ratio of overall direct and indirect costs or a weighted average cost ratio. LKS bases its indirect allocations on the subsidiaries' number of employees, total assets, revenues, number of customers and/or other statistical information. PPL Services, LKS and PPL EU Services charged the following amounts for the periods ended March 31, including amounts applied to accounts that are further distributed between capital and expense on the books of the recipients, based on methods that are believed to be reasonable.

	Three Months
	2022	2021
PPL Electric from PPL Services	$61	$10
PPL Electric from PPL EU Services	—	50
LG&E from LKS	39	42
KU from LKS	44	44

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

Intercompany Borrowings

(PPL Electric)

PPL Energy Funding maintains a $1,200 million revolving line of credit with a PPL Electric subsidiary. At March 31, 2022 and December 31, 2021, PPL Energy Funding had borrowings outstanding in the amount of $296 million and $499 million. These balances are reflected in "Notes receivable from affiliate" on the PPL Electric Balance Sheets. The interest rates on borrowings are equal to one-month LIBOR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the PPL Electric Income Statements.

(LG&E and KU)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to the difference between LG&E's FERC borrowing limit and LG&E's commercial paper limit at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on LIBOR. LG&E's money pool borrowing limit is $325 million. At December 31, 2021, LG&E had borrowings outstanding from KU and/or LKE in the amount of $324 million. This balance is reflected in "Notes payable to affiliates" on the LG&E Balance Sheets. No balances were outstanding at March 31, 2022.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to the difference between KU's FERC borrowing limit and KU's commercial paper limit at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on LIBOR. KU's money pool borrowing limit is $300 million. At March 31, 2022 and December 31, 2021, KU had borrowings outstanding from LG&E and/or LKE in the amount of $4 million and $294 million. These balances are reflected in "Notes payable to affiliates" on the KU Balance Sheets.

VEBA Funds Receivable (PPL Electric)

In 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay medical claims of active bargaining unit employees. Based on PPL Electric's participation in PPL’s Other Postretirement Benefit plan, PPL Electric was allocated a portion of the excess funds from PPL Services. These funds have been recorded as an intercompany receivable on PPL Electric's Balance Sheets. The receivable balance decreases as PPL Electric pays incurred medical claims and is reimbursed by PPL Services. The intercompany receivable balance associated with these funds was $8 million as of March 31, 2022, which was reflected in "Accounts receivable from affiliates" on the PPL Electric Balance Sheets. The intercompany receivable balance associated with these funds was $11 million as of December 31, 2021, the majority of which was reflected in "Accounts receivable from affiliates" on the PPL Electric Balance Sheets.

12. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended March 31, were:

	Three Months
	2022	2021
Other Income
Defined benefit plans - non-service credits (Note 9)	$10	$4
AFUDC - equity component	4	4
Total Other Income	14	8
Other Expense
Charitable contributions	1	1
Miscellaneous	13	7
Total Other Expense	14	8
Other Income (Expense) - net	$—	$—

(PPL Electric)

The details of "Other Income (Expense) - net" for the periods ended March 31, were:

	Three Months
	2022	2021
Other Income
Defined benefit plans - non-service credits (Note 9)	$4	$2
Interest Income	1	—
AFUDC - equity component	4	4
Total Other Income	9	6
Other Expense
Charitable contributions	1	1
Miscellaneous	2	—
Total Other Expense	3	1
Other Income (Expense) - net	$6	$5

13. Fair Value Measurements

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models) and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. See Note 1 in each Registrant's 2021 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	March 31, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$4,249	$4,249	$—	$—	$3,571	$3,571	$—	$—
Restricted cash and cash equivalents (a)	1	1	—	—	1	1	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	4,250	4,250	—	—	3,572	3,572	—	—
Special use funds (a):
Money market fund	1	1	—	—	2	2	—	—
Commingled debt fund measured at NAV (c)	20	—	—	—	22	—	—	—
Commingled equity fund measured at NAV (c)	19	—	—	—	21	—	—	—
Total special use funds	40	1	—	—	45	2	—	—
Total assets	$4,290	$4,251	$—	$—	$3,617	$3,574	$—	$—

Liabilities
Price risk management liabilities (d):
Interest rate swaps	$14	$—	$14	$—	$18	$—	$18	$—
Total price risk management liabilities	$14	$—	$14	$—	$18	$—	$18	$—

PPL Electric
Assets
Cash and cash equivalents	$46	$46	$—	$—	$21	$21	$—	$—
Total assets	$46	$46	$—	$—	$21	$21	$—	$—

LG&E
Assets
Cash and cash equivalents	$9	$9	$—	$—	$9	$9	$—	$—
Total assets	$9	$9	$—	$—	$9	$9	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$14	$—	$14	$—	$18	$—	$18	$—
Total price risk management liabilities	$14	$—	$14	$—	$18	$—	$18	$—

KU
Assets
Cash and cash equivalents	$8	$8	$—	$—	$13	$13	$—	$—
Total assets	$8	$8	$—	$—	$13	$13	$—	$—

(a)Included in "Other current assets" on the Balance Sheets.
(b)Total Cash, Cash Equivalents and Restricted Cash provides a reconciliation of these items reported within the Balance Sheets to the sum shown on the Statements of Cash Flows.
(c)In accordance with accounting guidance, certain investments that are measured at fair value using net asset value per share (NAV), or its equivalent, have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Balance Sheets.
(d)Current portion is included in "Other current liabilities" and noncurrent portion is included in "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

Special Use Funds

(PPL)

The special use funds are investments restricted for paying active union employee medical costs. In 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health

Plan VEBA to a new subaccount within the VEBA to be used to pay medical claims of active bargaining unit employees. The funds are invested primarily in commingled debt and equity funds measured at NAV and are classified as investments in equity securities. Changes in the fair value of the funds are recorded to the Statements of Income.

Price Risk Management Assets/Liabilities - Interest Rate Swaps

(PPL, LG&E and KU)

To manage interest rate risk, PPL, LG&E and KU use interest rate contracts such as forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps. An income approach is used to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR and government security rates), as well as inputs that may not be observable, such as credit valuation adjustments. In certain cases, market information cannot practicably be obtained to value credit risk and therefore internal models are relied upon. These models use projected probabilities of default and estimated recovery rates based on historical observances. When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.

Financial Instruments Not Recorded at Fair Value (All Registrants)

The carrying amounts of long-term debt on the Balance Sheets and their estimated fair values are set forth below. Long-term debt is classified as Level 2. The effect of third-party credit enhancements is not included in the fair value measurement.

	March 31, 2022		December 31, 2021
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$11,142	$11,720	$11,140	$12,955
PPL Electric	4,485	4,789	4,484	5,272
LG&E	2,006	2,131	2,006	2,363
KU	2,619	2,779	2,618	3,120

(a)Amounts are net of debt issuance costs.

The carrying amounts of other current financial instruments (except for long-term debt due within one year) approximate their fair values because of their short-term nature.

14. Derivative Instruments and Hedging Activities

Risk Management Objectives

(All Registrants)

PPL has a risk management policy approved by the Board of Directors to manage market risk associated with commodities, interest rates on debt issuances (including price, liquidity and volumetric risk) and credit risk (including non-performance risk and payment default risk). The Risk Management Committee, comprised of senior management and chaired by the Senior Director-Risk Management, oversees the risk management function. Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions, verification of risk and transaction limits, value-at-risk analyses (VaR, a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level) and the coordination and reporting of the Enterprise Risk Management program.

Market Risk

Market risk includes the potential loss that may be incurred as a result of price changes associated with a particular financial or commodity instrument as well as market liquidity and volumetric risks. Forward contracts, futures contracts, options, swaps and structured transactions are utilized as part of risk management strategies to minimize unanticipated fluctuations in earnings caused by changes in commodity prices and interest rates. Many of these contracts meet the definition of a derivative. All derivatives are recognized on the Balance Sheets at their fair value, unless NPNS is elected.

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
•PPL and its subsidiaries are exposed to interest rate risk associated with debt securities and derivatives held by defined benefit plans. This risk is significantly mitigated to the extent that the plans are sponsored at, or sponsored on behalf of, the regulated domestic utilities due to the recovery methods in place.

(All Registrants)

Commodity Price Risk

PPL is exposed to commodity price risk through its subsidiaries as described below.

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

Volumetric Risk

Volumetric risk is the risk related to the changes in volume of retail sales due to weather, economic conditions or other factors. PPL is exposed to volumetric risk through its subsidiaries. PPL Electric, LG&E and KU are exposed to volumetric risk on retail sales, mainly due to weather and other economic conditions for which there is limited mitigation between rate cases.

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

PPL is exposed to credit risk from "in-the-money" transactions with counterparties as well as additional credit risk through certain of its subsidiaries, as discussed below.

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

PPL, LG&E and KU had no obligation to return or post cash collateral under master netting arrangements at March 31, 2022 and December 31, 2021.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL had no such contracts at March 31, 2022.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three months ended March 31, 2022 and 2021, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At March 31, 2022, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At March 31, 2022, LG&E held contracts with a notional amount of $64 million that mature in 2033.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts include certain full requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at March 31, 2022 and December 31, 2021.

See Note 1 in each Registrant's 2021 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	March 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps (a)	$—	$1	$—	$1
Total current	—	1	—	1
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps (a)	—	13	—	17
Total noncurrent	—	13	—	17
Total derivatives	$—	$14	$—	$18

(a)Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets. Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended March 31, 2022.

	Three Months		Three Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$—	Interest expense	$(1)
Total	$—		$(1)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months
Interest rate swaps	Interest expense	$1
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$4

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended March 31, 2021.

	Three Months		Three Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$—	Interest expense	$(1)
		Loss from Discontinued Operations (net of taxes)	(1)
Cross-currency swaps	(46)	Loss from Discontinued Operations (net of taxes)	(37)
Total	$(46)		$(39)
Net Investment Hedges:
Foreign currency contracts in discontinued operations	$1

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months
Foreign currency contracts	Loss from Discontinued operations (net of taxes)	$(25)
Interest rate swaps	Interest expense	(1)
	Total	$(26)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$6

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended March 31, 2022.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months
	Interest Expense	Other Income (Expense) - net
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$107	$—
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(1)	—
Cross-currency swaps:
Hedged items	—	—
Amount of gain (loss) reclassified from AOCI to Income	—	—

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended March 31, 2021.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months
	Interest Expense	Loss from Discontinued Operations (net of taxes)
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$153	$(2,043)
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(1)	1
Cross-currency swaps:
Hedged items	—	37
Amount of gain (loss) reclassified from AOCI to Income	—	(37)

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	March 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$1	$—	$1
Total current	—	1	—	1
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	13	—	17
Total noncurrent	—	13	—	17
Total derivatives	$—	$14	$—	$18

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended March 31, 2022.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months
Interest rate swaps	Interest expense	$1
	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$4

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
March 31, 2022
Treasury Derivatives
PPL	$—	$—	$—	$—	$14	$—	$—	$14
LG&E	—	—	—	—	14	—	—	14

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2021
Treasury Derivatives
PPL	$—	$—	$—	$—	$18	$—	$—	$18
LG&E	—	—	—	—	18	—	—	18

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

(PPL)

At March 31, 2022, there were no derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade.

15. Asset Retirement Obligations

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

The changes in the carrying amounts of AROs were as follows.

	PPL	LG&E	KU
Balance at December 31, 2021	$189	$84	$105
Accretion	4	1	3
Changes in estimated timing or cost	1	1	—
Obligations settled	(13)	(7)	(6)
Balance at March 31, 2022	$181	$79	$102

16. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended March 31 were as follows.

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
			Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
December 31, 2021	$—	$1	$—	$(6)	$(152)	$(157)
Amounts arising during the period	—	—	1	(1)	—	—
Reclassifications from AOCI	—	1	—	1	3	5
Net OCI during the period	—	1	1	—	3	5
March 31, 2022	$—	$2	$1	$(6)	$(149)	$(152)

December 31, 2020	$(1,158)	$—	$—	$(16)	$(3,046)	$(4,220)
Amounts arising during the period	303	(30)	—	—	—	273
Reclassifications from AOCI	—	25	—	—	40	65
Net OCI during the period	303	(5)	—	—	40	338
March 31, 2021	$(855)	$(5)	$—	$(16)	$(3,006)	$(3,882)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the periods ended March 31.

	Three Months		Affected Line Item on the
Details about AOCI	2022	2021	Statements of Income
Qualifying derivatives
Interest rate swaps	$(1)	$(1)	Interest Expense
	—	(1)	Loss from Discontinued Operations (net of income taxes)
Cross-currency swaps	—	(37)	Loss from Discontinued Operations (net of income taxes)
Total Pre-tax	(1)	(39)
Income Taxes	—	14
Total After-tax	(1)	(25)

Defined benefit plans
Prior service costs (a)	(1)	—
Net actuarial loss (a)	(4)	(62)
Total Pre-tax	(5)	(62)
Income Taxes	1	22
Total After-tax	(4)	(40)
Total reclassifications during the period	$(5)	$(65)

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

The following should be read in conjunction with the Registrants' Condensed Consolidated Financial Statements and the accompanying Notes and with the Registrants' 2021 Form 10-K. Capitalized terms and abbreviations are defined in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•"Overview" provides a description of each Registrant's business strategy and a discussion of important financial and operational developments.

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2022 with the same period in 2021. The PPL "Results of Operations" also includes "Segment Earnings" and "Adjusted Gross Margins," which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure.

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

PPL's reportable segments' results primarily represent the results of LKE, including its wholly-owned subsidiaries, LG&E and KU, and PPL Electric.

In addition to PPL, the other Registrants included in this filing are as follows.

(PPL Electric)

PPL Electric, headquartered in Allentown, Pennsylvania, is a wholly-owned subsidiary of PPL and a regulated public utility that is an electricity transmission and distribution service provider in eastern and central Pennsylvania. PPL Electric is subject to regulation as a public utility by the PUC, and certain of its transmission activities are subject to the jurisdiction of the FERC under the Federal Power Act. PPL Electric delivers electricity in its Pennsylvania service area and provides electricity supply to retail customers in that area as a PLR under the Customer Choice Act. PPL Electric was organized in 1920 as Pennsylvania Power & Light Company.

(LG&E)

LG&E, headquartered in Louisville, Kentucky, is a wholly-owned subsidiary of LKE and a regulated utility engaged in the generation, transmission, distribution and sale of electricity and distribution and sale of natural gas in Kentucky. LG&E is subject to regulation as a public utility by the KPSC, and certain of its transmission activities are subject to the jurisdiction of the FERC under the Federal Power Act.

(KU)

KU, headquartered in Lexington, Kentucky, is a wholly-owned subsidiary of LKE and a regulated utility engaged in the generation, transmission, distribution and sale of electricity in Kentucky and Virginia. KU is subject to regulation as a public utility by the KPSC and the VSCC, and certain of its transmission and wholesale power activities are subject to the jurisdiction of the FERC under the Federal Power Act. KU serves its Kentucky customers under the KU name and its Virginia customers under the Old Dominion Power name.

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

In March 2021, PPL entered into definitive agreements that strategically reposition the company as a U.S.-based energy company focused on building the utilities of the future. These transactions are intended to strengthen PPL’s credit metrics, enhance long-term earnings growth and predictability, and provide the company with greater financial flexibility to invest in sustainable energy solutions. See Note 9 to the Financial Statements in PPL's 2021 Form 10-K and the "Share Purchase Agreement to Acquire Narragansett Electric" discussion in "Financial and Operational Developments" below for additional information.

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

The closing of the acquisition is subject to the receipt of certain U.S. regulatory approvals or waivers, and other customary conditions to closing. To date, all required regulatory approvals or waivers have been received. However, a stay has been granted by the Rhode Island Superior Court on the Rhode Island Division of Public Utilities and Carriers order, pending resolution of the appeal. See Note 8 to the Financial Statements for additional information regarding the current status of these proceedings. The regulatory approvals remain subject to any applicable appeal periods. The consummation of the transaction is not subject to a financing condition.

See Note 8 to the Financial Statements for additional information.

Regulatory Requirements

(All Registrants)

The Registrants cannot predict the impact that future regulatory requirements may have on their financial condition or results of operations.

Environmental Considerations for Coal-Fired Generation (PPL, LG&E and KU)

The businesses of LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, and ELGs. See Notes 6, 10 and 15 to the Financial Statements for a discussion of these significant environmental matters. These and other environmental requirements led PPL, LG&E and KU to retire approximately 1,200 MW of coal-fired generating plants in Kentucky since 2010. As part of the long-term generation planning process, LG&E and KU evaluate a range of factors including the impact of potential stricter environmental regulations, fuel price scenarios, the cost of replacement generation, continued operations and major maintenance costs and the risk of major equipment failures in determining when to retire generation assets. As a result of environmental requirements and aging infrastructure, LG&E anticipates retiring two older coal-fired units at the Mill Creek Plant and KU anticipates retiring one coal-fired unit at the E.W. Brown plant. Mill Creek Unit 1 has 300 MW of capacity and is expected to be retired in 2024. Mill Creek Unit 2 and E.W. Brown Unit 3 have capacities of 297 MW and 412 MW and are expected to be retired in 2028. LG&E and KU anticipate earning recovery of and return on any remaining net book value of these assets through the Retired Asset Recovery (RAR) rider. See Note 7 to the Financial Statements in the Registrants' 2021 Form 10-K for additional information related to the RAR rider.

FERC Transmission Rate Filing (PPL, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the D.C. Circuit Court of Appeals regarding FERC's orders on the elimination of the mitigation and required transition mechanism. Oral arguments in the appellate proceeding occurred on February 14, 2022. LG&E and KU cannot predict the outcome of the respective appellate and FERC proceedings. LG&E and KU currently receive recovery of the waivers and credits provided through other rate mechanisms and such rate recovery would be anticipated to be adjusted in future rate proceedings consistent with potential changes or terminations of the waivers and credits, as such become effective.

Rate Case Proceedings (PPL and KU)

On August 31, 2021, KU filed a request with the VSCC for an annual increase in Virginia base electricity rates of approximately $12 million. KU's request is based on an authorized 10.4% return on equity. On March 11, 2022, KU and the VSCC staff reached a partial stipulation and recommendation agreement providing KU with an increase in base electricity rates of approximately $7 million based on an authorized 9.4% return on equity. A hearing on open issues occurred on March 17, 2022 and the Hearing Examiner subsequently issued a report supporting the proposed agreement as appropriate. Subject to regulatory review and approval, new rates would become effective June 1, 2022.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2022 with the same period in 2021. The "Segment Earnings" and "Adjusted Gross Margins" discussions provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure.

(PPL Electric, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2022 with the same period in 2021.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis, Segment Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results:

	Three Months
	2022	2021	$ Change
Operating Revenues	$1,782	$1,498	$284
Operating Expenses
Operation
Fuel	212	177	35
Energy purchases	352	220	132
Other operation and maintenance	433	367	66
Depreciation	271	267	4
Taxes, other than income	60	52	8
Total Operating Expenses	1,328	1,083	245
Other Income (Expense) - net	—	—	—
Interest Expense	107	153	(46)
Income from Continuing Operations Before Income Taxes	347	262	85
Income Taxes	74	59	15
Income from Continuing Operations After Income Taxes	273	203	70
Loss from Discontinued Operations (net of income taxes) (Note 8)	—	(2,043)	2,043
Net Income (Loss)	$273	$(1,840)	$2,113

Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
PPL Electric distribution volume (a)	$12
PPL Electric PLR (b)	114
PPL Electric transmission formula rate (c)	45
LG&E retail rates (d)	28
LG&E fuel and other energy prices (e)	37
KU retail rates (d)	30
KU fuel and other energy prices (e)	26
Other	(8)
Total	$284

(a)The increase was due to weather and higher customer volumes.
(b)The increase was primarily due to higher energy prices, higher customer volumes and lower volumes of shopping customers.
(c)The increase was primarily due to a $27 million revenue reduction recorded in the three months ended March 31, 2021 due to a challenge to the transmission formula rate return on equity, which was partially offset by $11 million of lower revenue in the three months ended March 31, 2022 due to the settled reduction in the return on equity, $17 million due to a higher PPL zonal peak load billing factor in 2022 and $10 million due to returns on additional transmission capital investments. See Note 6 to the Financial Statements for additional details on the transmission formula rate return on equity reduction.
(d)The increase was due to new base rates approved by the KPSC effective July 1, 2021.
(e)The increase was primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs.

Fuel

Fuel increased $35 million for the three months ended March 31, 2022 compared with 2021, primarily due to a $9 million increase in commodity costs at LG&E and a $27 million increase in commodity costs, partially offset by a $7 million decrease in volumes due to the timing of generation maintenance outages at KU.

Energy Purchases

Energy purchases increased $132 million for the three months ended March 31, 2022 compared with 2021, primarily due to higher PLR prices of $90 million and higher PLR volumes of $16 million at PPL Electric and a $25 million increase at LG&E primarily due to an increase in commodity costs.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

Three Months
PPL Electric bad debts	$5
PPL Electric storm costs	8
PPL Electric universal service programs	3
Charges related to the sale of the U.K. utility business	(7)
Charges related to the acquisition of Narragansett Electric (a)	34
Stock compensation expense	3
Other	20
Total	$66

(a)Costs related to the integration of Narragansett Electric, including approximately $12 million of IT systems implementation costs and approximately $22 million of other external consultant and internal costs. PPL does not expect to recover these costs. See Note 8 to the Financial Statements for additional information.

Depreciation

The increase in depreciation was due to:

Three Months
Additions to PP&E, net (a)	$(2)
Depreciation rate change effective July 2021	6
Total	$4

(a)The decrease was primarily due to a decrease in software and computer hardware depreciation of $12 million at PPL Electric Utilities, as a result of end-of-life retirements, partially offset by increases of $4 million at LG&E and $3 million at KU due to additional assets placed into service, net of retirements.

Taxes, Other Than Income

The increase (decrease) in taxes, other than income was due to:

Three Months
State gross receipts tax	$6
Domestic property tax expense	2
Total	$8

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net was due to:

Three Months
Defined benefit plans - non-service credits (Note 9)	$6
Other	(6)
Total	$—

Interest Expense

The increase (decrease) in interest expense was due to:

Three Months
Long-term debt (a)	$(42)
Other	(4)
Total	$(46)

(a)    The decrease was primarily due to PPL Capital Funding debt that was redeemed in June and July 2021.

Income Taxes

The increase (decrease) in income taxes was due to:

Three Months
Change in pre-tax income	$27
Valuation allowance adjustments	(5)
Amortization of investment tax credit including deferred taxes on basis difference	(2)
Amortization of excess deferred federal and state income taxes	(6)
Other	1
Total	$15
Loss from Discontinued Operations (net of income taxes)

Loss from discontinued operations (net of income taxes) decreased $2,043 million for the three months ended March 31, 2022 compared with 2021. The decrease was due to the completion of the sale of the U.K. utility business in the second quarter of 2021. See "Discontinued Operations" in Note 8 to the Financial Statements for summarized results of operations of the U.K. utility business in 2021.

Segment Earnings

PPL's Net Income by reportable segment for the periods ended March 31 was as follows:

	Three Months
	2022	2021	$ Change
Kentucky Regulated	$179	$146	$33
Pennsylvania Regulated	143	113	30
Corporate and Other (a)	(49)	(56)	7
Discontinued Operations (b)	—	(2,043)	2,043
Net Income	$273	$(1,840)	$2,113

(a)Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results.
(b)See Note 8 to the Financial Statements for additional information.

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
• Other charges or credits that are, in management's view, non-recurring or otherwise not reflective of the company's ongoing operations.

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended March 31 were as follows:

	Three Months
	2022	2021	$ Change
Kentucky Regulated	$183	$142	$41
Pennsylvania Regulated	143	126	17
Corporate and Other	(21)	(49)	28
Earnings from Ongoing Operations	$305	$219	$86

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of the regulated electricity generation, transmission and distribution operations conducted by LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results.

	Three Months
	2022	2021	$ Change
Operating revenues	$1,004	$885	$119
Fuel	212	177	35
Energy purchases	96	71	25
Other operation and maintenance	225	220	5
Depreciation	169	156	13
Taxes, other than income	23	21	2
Total operating expenses	725	645	80
Other Income (Expense) - net	(2)	—	(2)
Interest Expense	47	51	(4)
Interest Expense with Affiliate (a)	14	13	1
Income Taxes	37	30	7
Net Income	179	146	33
Less: Special Items	(4)	4	(8)
Earnings from Ongoing Operations	$183	$142	$41

(a)Borrowings between LKE and PPL were $1,456 million and $2,166 million as of March 31, 2022 and December 31, 2021.

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended March 31.

	Income Statement Line Item	Three Months
		2022	2021
Strategic corporate initiatives, net of tax of $1	Other Income (Expense)	$(4)	$—
Valuation allowance adjustment (a)	Income Taxes	—	4
Total Special Items		$(4)	$4

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

Three Months
Kentucky Adjusted Gross Margins	$89
Other operation and maintenance	(6)
Depreciation	(40)
Taxes, other than income	(4)
Other Income (Expense) - net	3
Interest Expense	4
Interest Expense with Affiliate	(1)
Income Taxes	(4)
Earnings from Ongoing Operations	41
Special items, after-tax	(8)
Net Income	$33

•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Kentucky Adjusted Gross Margins.

•Higher depreciation expense due to a $30 million increase related to certain ECR and GLT depreciation expenses transferred to base rates as a result of the 2020 Kentucky rate case, a $5 million increase due to additional assets placed into service, net of retirements and a $5 million increase due to higher depreciation rates, effective July 1, 2021.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results.

	Three Months
	2022	2021	$ Change
Operating revenues	$775	$605	$170
Energy purchases	256	149	107
Other operation and maintenance	160	128	32
Depreciation	98	108	(10)
Taxes, other than income	37	32	5
Total operating expenses	551	417	134
Other Income (Expense) - net	8	5	3
Interest Expense	39	43	(4)
Income Taxes	50	37	13
Net Income	143	113	30
Less: Special Item	—	(13)	13
Earnings from Ongoing Operations	$143	$126	$17

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended March 31.

	Income Statement Line Item	Three Months
		2022	2021
Transmission formula rate return on equity reduction, net of tax of $0, $6 (a)	Operating revenues	$—	$(13)
Total Special Items		$—	$(13)

(a) Represents the portion of the reduction recognized in the March 31, 2021 Statement of Income related to the period from May 21, 2020 through December 31, 2020. See Note 6 to the Financial Statements for additional information.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Pennsylvania Adjusted Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line items.

Three Months
Pennsylvania Adjusted Gross Margins	$45
Other operation and maintenance	(28)
Depreciation	(1)
Taxes, other than income	1
Other Income (Expense) - net	3
Interest Expense	4
Income Taxes	(7)
Earnings from Ongoing Operations	17
Special Item, after tax	13
Net Income	$30

•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Pennsylvania Adjusted Gross Margins.

•Higher other operation and maintenance expense for the three month period primarily due to higher Corporate support costs of $10 million, higher nonrecoverable storm costs of $8 million and higher bad debt expense of $5 million.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended March 31.

	2022 Three Months
	KY Regulated	PA Regulated	Corporate and Other	Discontinued Operations (a)	Total
Net Income	$179	$143	$(49)	$—	$273
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of $1 (b)	—	—	(4)	—	(4)
Strategic corporate initiatives, net of tax of $1, $0, $1	(4)	—	(4)	—	(8)
Acquisition integration, net of tax of $6 (c)	—	—	(21)	—	(21)
Solar panel impairment, net of tax of $0	—	—	1	—	1
Total Special Items	(4)	—	(28)	—	(32)
Earnings from Ongoing Operations	$183	$143	$(21)	$—	$305

	2021 Three Months
	KY Regulated	PA Regulated	Corporate and Other	Discontinued Operations (a)	Total
Net Income	$146	$113	$(56)	$(2,043)	$(1,840)
Less: Special Items (expense) benefit:
Loss from Discontinued Operations	—	—	—	(2,047)	(2,047)
Talen litigation costs, net of tax of $1 (b)	—	—	(3)	—	(3)
Valuation allowance adjustment (d)	4	—	(4)	4	4
Transmission formula rate return on equity reduction, net of tax of $6	—	(13)	—	—	(13)
Total Special Items	4	(13)	(7)	(2,043)	(2,059)
Earnings from Ongoing Operations	$142	$126	$(49)	$—	$219

(a)See Note 8 to the Financial Statements for additional information.
(b)PPL incurred legal expenses related to litigation with its former affiliate, Talen Montana. See Note 10 to the Financial Statements for additional information.
(c)Costs related to the integration of Narragansett Electric, including approximately $9 million of IT systems implementation costs and approximately $12 million primarily related to other external consultant costs. PPL does not expect to recover these costs. See Note 8 to the Financial Statements for additional information.
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

	Three Months
	2022	2021	$ Change
Kentucky Regulated
Kentucky Adjusted Gross Margins	$659	$570	$89

Pennsylvania Regulated
Pennsylvania Adjusted Gross Margins
Distribution	$265	$247	$18
Transmission	183	156	27
Total Pennsylvania Adjusted Gross Margins	$448	$403	$45

Kentucky Adjusted Gross Margins

Kentucky Adjusted Gross Margins increased for the three months ended March 31, 2022 compared with 2021, primarily due to higher base rates of $58 million and environmental and gas cost recoveries added to base rates of $33 million, partially offset by $9 million of lower adjusted gross margins as a result of the economic relief billing credit, net of amortization.

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

Pennsylvania Adjusted Gross Margins

Distribution

Distribution Adjusted Gross Margins increased for the three months ended March 31, 2022 compared with 2021 primarily due to higher sales volumes of $5 million and favorable weather of $5 million. The remaining items were not individually significant in comparison to the prior year.

Transmission

Transmission Adjusted Gross Margins increased for the three months ended March 31, 2022 compared with 2021, primarily due to $17 million as a result of a higher annual PPL zonal peak load billing factor in 2022 and $10 million of returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability.

Reconciliation of Adjusted Gross Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended March 31.

	2022 Three Months
	Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,004	$775	$3	$1,782
Operating Expenses
Fuel	212	—	—	212
Energy purchases	96	256	—	352
Other operation and maintenance	24	29	380	433
Depreciation	13	6	252	271
Taxes, other than income	—	36	24	60
Total Operating Expenses	345	327	656	1,328
Total	$659	$448	$(653)	$454

	2021 Three Months
	Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$885	$624	$(11)	$1,498
Operating Expenses
Fuel	177	—	—	177
Energy purchases	71	149	—	220
Other operation and maintenance	25	25	317	367
Depreciation	40	17	210	267
Taxes, other than income	2	30	20	52
Total Operating Expenses	315	221	547	1,083
Total	$570	$403	$(558)	$415

(a)Represents amounts excluded from Adjusted Gross Margins.
(b)As reported on the Statements of Income.

PPL Electric: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2022	2021	$ Change
Operating Revenues	$775	$605	$170
Operating Expenses
Operation
Energy purchases	256	149	107
Other operation and maintenance	160	128	32
Depreciation	98	108	(10)
Taxes, other than income	37	32	5
Total Operating Expenses	551	417	134
Other Income (Expense) - net	6	5	1
Interest Income from Affiliate	2	—	2
Interest Expense	39	43	(4)
Income Taxes	50	37	13
Net Income	$143	$113	$30

Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
Distribution price (a)	$(6)
Distribution volume (b)	12
PLR (c)	114
Transmission formula rate (d)	45
Other	5
Total	$170

(a)The decrease was primarily due to reconcilable cost recovery mechanisms approved by the PUC.
(b)The increase was due to weather and higher customer volumes.
(c)The increase was primarily due to higher energy prices, higher customer volumes and lower volumes of shopping customers.
(d)The increase was primarily due to a $27 million revenue reduction recorded in the three months ended March 31, 2021 due to a challenge to the transmission formula rate return on equity, which was partially offset by $11 million of lower revenue in the three months ended March 31, 2022 due to the settled reduction in the return on equity, $17 million due to a higher PPL zonal peak load billing factor in 2022 and $10 million due to returns on additional transmission capital investments. See Note 6 to the Financial Statements for additional details on the transmission formula rate return on equity reduction.

Energy Purchases

Energy purchases increased $107 million for the three months ended March 31, 2022 compared with 2021. This increase was primarily due to higher PLR prices of $90 million and higher PLR volumes of $16 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

Three Months
Support costs	$10
Storm costs	8
Universal service programs	3
Bad debts	5
Other	6
Total	$32

Depreciation

Depreciation decreased $10 million for the three months ended March 31, 2022 compared with 2021, primarily due to a $12 million decrease in software and computer hardware depreciation as a result of end-of-life retirements.

Income Taxes

Income taxes increased $13 million for the three months ended March 31, 2022 compared with 2021 primarily due to a change in pre-tax income.

LG&E: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2022	2021	$ Change
Operating Revenues
Retail and wholesale	$481	$421	$60
Electric revenue from affiliate	12	7	5
Total Operating Revenues	493	428	65
Operating Expenses
Operation
Fuel	81	67	14
Energy purchases	91	66	25
Energy purchases from affiliate	2	5	(3)
Other operation and maintenance	100	96	4
Depreciation	74	66	8
Taxes, other than income	12	11	1
Total Operating Expenses	360	311	49
Other Income (Expense) - net	(1)	(2)	1
Interest Expense	20	21	(1)
Income Taxes	19	19	—
Net Income	$93	$75	$18

Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
Fuel and other energy prices (a)	$37
Retail rates (b)	28
Economic relief billing credit, net of amortization of $5	(6)
Other	6
Total	$65

(a) The increase was primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs.
(b) The increase was due to new base rates approved by the KPSC effective July 1, 2021.

Fuel

Fuel increased $14 million for the three months ended March 31, 2022 compared with 2021, due to a $9 million increase in commodity costs and a $5 million increase in volumes due to higher sales to KU as a result of the timing and scope of generation maintenance outages.

Energy Purchases

Energy purchases increased $25 million for the three months ended March 31, 2022 compared with 2021, primarily due to an increase in commodity costs.

Depreciation

Depreciation increased $8 million for the three months ended March 31, 2022 compared with 2021, due to a $4 million increase driven by additional assets placed into service, net of retirements, and a $4 million increase driven by higher depreciation rates effective July 1, 2021.

KU: Statement of Income Analysis

Statement of Income Analysis
Net income for the periods ended March 31 includes the following results.

	Three Months
	2022	2021	$ Change
Operating Revenues
Retail and wholesale	$523	$464	$59
Electric revenue from affiliate	2	5	(3)
Total Operating Revenues	525	469	56
Operating Expenses
Operation
Fuel	131	110	21
Energy purchases	5	5	—
Energy purchases from affiliate	12	7	5
Other operation and maintenance	113	115	(2)
Depreciation	95	89	6
Taxes, other than income	11	10	1
Total Operating Expenses	367	336	31
Other Income (Expense) - net	—	1	(1)
Interest Expense	27	27	—
Income Taxes	24	21	3
Net Income	$107	$86	$21

Operating Revenues

The increase in operating revenues was due to:

Three Months
Retail rates (a)	$30
Fuel and other energy prices (b)	26
Economic relief billing credit, net of amortization of $0	(3)
Other	3
Total	$56

(a)The increase was due to new base rates approved by the KPSC effective July 1, 2021.
(b)The increase was primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs.

Fuel

Fuel increased $21 million for the three months ended March 31, 2022 compared with 2021, primarily due to a $27 million increase in commodity costs, partially offset by a $7 million decrease in volumes due to the timing and scope of generation maintenance outages.

Depreciation

Depreciation increased $6 million for the three months ended March 31, 2022 compared with 2021, primarily due to a $3 million increase driven by additional assets placed into service, net of retirements, and a $2 million increase driven by higher depreciation rates effective July 1, 2021.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL	PPL Electric	LG&E	KU
March 31, 2022
Cash and cash equivalents	$4,249	$46	$9	$8
Short-term debt	985	—	353	285
Long-term debt due within one year	474	474	—	—
Notes payable to affiliates		—	—	4

December 31, 2021
Cash and cash equivalents	$3,571	$21	$9	$13
Short-term debt	69	—	69	—
Long-term debt due within one year	474	474	—	—
Notes payable to affiliates		—	324	294

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

	PPL	PPL Electric	LG&E	KU
2022
Operating activities	$502	$122	$218	$219
Investing activities	(427)	15	(103)	(129)
Financing activities	603	(112)	(115)	(95)
2021
Operating activities	$396	$121	$181	$224
Investing activities	(472)	(222)	(111)	(127)
Financing activities	55	90	(70)	(111)
Change - Cash Provided (Used)
Operating activities	$106	$1	$37	$(5)
Investing activities	45	237	8	(2)
Financing activities	548	(202)	(45)	16

Operating Activities

The components of the change in cash provided by (used in) operating activities for the three months ended March 31, 2022 compared with 2021 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Net income	$70	$30	$18	$21
Non-cash components	(9)	12	2	8
Working capital	(16)	(84)	22	(27)
Defined benefit plan funding	30	21	1	—
Other operating activities	31	22	(6)	(7)
Total	$106	$1	$37	$(5)

(PPL)

PPL's cash provided by operating activities in 2022 increased $106 million compared with 2021.
•Net income increased $70 million between the periods and included a decrease in non-cash charges of $9 million. The decrease in non-cash charges was primarily due to a decrease in deferred income taxes and investment tax credits partially offset by an increase in stock-based compensation expense.

•The $16 million decrease in cash from changes in working capital was primarily due to a decrease in unbilled revenues (primarily due to weather), a decrease in regulatory liabilities (primarily due to PPL Electric's refunds to customers related to the transmission formula rate return on equity reduction and timing of rate recovery mechanisms), partially offset by an increase in accounts receivable, taxes payable and accounts payable (primarily due to timing).

•The $30 million decrease in defined benefit plan funding was primarily due to a decrease in contribution to its pension plans in 2022, as PPL's defined benefit pension plans have the option to utilize available prior year credit balances to meet current and future contribution requirements.

•The $31 million increase in cash provided by other operating activities was primarily due to an increase in pension plan assets and long-term payment agreements at PPL Electric, partially offset by a decrease in accrued pension obligations.

(PPL Electric)

PPL Electric's cash provided by operating activities in 2022 increased $1 million compared with 2021.
•Net income increased $30 million between the periods and included an increase in non-cash components of $12 million. The increase in non-cash components was primarily due to an increase in deferred income taxes and investment tax credits (primarily due to the impact of the transmission formula rate return on equity reduction) partially offset by a decrease in depreciation expense (primarily related to a decrease in software and computer hardware depreciation as a result of end-of-life retirements).

•The $84 million decrease in cash from changes in working capital was primarily due to a decrease in regulatory liabilities (primarily due to refunds to customers related to the transmission formula rate return on equity reduction and timing of rate recovery mechanisms).

•A $21 million decrease in defined benefit plan funding.

•The $22 million increase in cash provided by other operating activities was driven primarily by payments received on long-term payment agreements.

(LG&E)

LG&E's cash provided by operating activities in 2022 increased $37 million compared with 2021.
•Net income increased $18 million between the periods and included an increase in non-cash components of $2 million. The increase in non-cash components was driven by an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements and higher depreciation rates effective July 1, 2021), partially offset by a decrease in deferred income tax expense (primarily due to amortization of excess deferred income taxes).

•The increase in cash from changes in working capital was primarily due to a decrease in net regulatory assets (primarily due to the timing of rate recovery mechanisms), a decrease in fuels, materials and supplies (primarily due to higher priced natural gas withdrawn from storage), a decrease in other current assets and liabilities, accounts receivable and accounts receivable from affiliates (primarily due to timing of payments), partially offset by an increase in unbilled revenues (primarily due to weather) and a decrease in accounts payable and accounts payable to affiliates (primarily due to timing of payments).

•The decrease in cash provided by other operating activities was driven by a decrease in other liabilities (primarily due to timing of payments).

(KU)

KU's cash provided by operating activities in 2022 decreased $5 million compared with 2021.
•Net income increased $21 million between the periods and included an increase in non-cash components of $8 million. The increase in non-cash components was driven by an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements and higher depreciation rates effective July 1, 2021).

•The decrease in cash from changes in working capital was primarily due to an increase in unbilled revenues (primarily due to weather), a decrease in accounts payable to affiliates (primarily due to timing of payments), an increase in fuel, materials and supplies (primarily due to higher commodity costs) and an increase in accounts receivable (primarily due to higher commodity costs), partially offset by a decrease in other current assets and liabilities (primarily due to the timing of payments), an increase in taxes payable and accounts payable (primarily due to timing of payments).

•The decrease in cash provided by other operating activities was driven primarily by an increase in other assets (primarily related to noncurrent regulatory assets).

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities for the three months ended March 31, 2022 compared with 2021 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Expenditures for PP&E	$44	$35	$12	$(2)
Notes receivable from affiliate	—	203	(4)	—
Other investing activities	1	(1)	—	—
Total	$45	$237	$8	$(2)

For PPL, the decrease in expenditures for PP&E was due to lower project expenditures at PPL Electric and LG&E. The decrease in expenditures at PPL Electric was primarily due to a reduction in transmission capital spending projects. The decrease in expenditures at LG&E was primarily due to lower spending on various projects that are not individually significant.

For PPL Electric, the change in "Notes receivable from affiliate" activity resulted from payments received on the short-term note between affiliates in 2022, issued to support general corporate purposes. See Note 11 to the Financial Statements for further discussion of intercompany borrowings.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the three months ended March 31, 2022 compared with 2021 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Dividends	$14	$43	$(15)	$(34)
Capital contributions/distributions, net	—	(40)	—	—
Retirement of term loan	300	—	—	—
Change in short-term debt, net	164	(205)	253	308
Retirement of commercial paper	73	—	41	32
Net increase in notes payable with affiliate	—	—	(324)	(290)
Other financing activities	(3)	—	—	—
Total	$548	$(202)	$(45)	$16

See Note 7 to the Financial Statements in this Form 10-Q for information on 2022 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 8 to the Financial Statements in the Registrants' 2021 Form 10-K for information on 2021 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At March 31, 2022, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,350	$—	$347	$1,003
PPL Electric Credit Facility	650	—	1	649
LG&E Credit Facilities	500	—	353	147
KU Credit Facilities	400	—	285	115
Total Credit Facilities (a)	$2,900	$—	$986	$1,914

(a)The commitments under the credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 9%, PPL Electric - 7%, LG&E - 7% and KU - 7%.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LG&E and KU)

	Committed Capacity	Borrowed	Commercial Paper Program Capacity	Unused Capacity
LG&E Money Pool (a)	$750	$—	$425	$325
KU Money Pool (a)	650	4	350	296

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

Commercial Paper (All Registrants)

The Registrants maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facility. The following commercial paper programs were in place at March 31, 2022:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,350	$347	$1,003
PPL Electric	650	—	650
LG&E	425	353	72
KU	350	285	65
Total PPL	$2,775	$985	$1,790

Long-term Debt (All Registrants)

See Note 7 to the Financial Statements for information regarding the Registrants’ long-term debt activities.

(PPL)

Equity Securities Activities

Share Repurchase

In August 2021, PPL's Board of Directors authorized share repurchases of up to $3 billion of PPL common shares. In 2021, PPL repurchased approximately $1 billion of PPL common shares. There were no share repurchases during the three months ended March 31, 2022. The actual additional amounts to be repurchased pursuant to this authority will depend on various factors, including PPL’s share price, market conditions, and the determination of other uses for the proceeds from the sale of the U.K. utility business, including for incremental capital expenditures. PPL may purchase shares on each trading day subject to market conditions and principles of best execution.

See Note 7 to the Financial Statements for information regarding the Registrants’ equity securities activities.

Common Stock Dividends

In February 2022, PPL declared a quarterly common stock dividend, payable April 1, 2022, of 20.0 cents per share. Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors, including the timing of the closing of the acquisition of Narragansett Electric.

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

The ratings agencies did not take any actions related to the Registrants and their subsidiaries in the first quarter of 2022.

Ratings Triggers

(PPL, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, and interest rate instruments, contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL for derivative contracts in a net liability position at March 31, 2022.

(All Registrants)

For additional information on the Registrants' liquidity and capital resources, see "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Registrants' 2021 Form 10-K.

Risk Management

(All Registrants)

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

The following interest rate hedges were outstanding at March 31, 2022.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL and LG&E
Economic hedges
Interest rate swaps (c)	64	(14)	(1)	2033

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at March 31, 2022 was insignificant for PPL, PPL Electric, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at March 31, 2022 is shown below.

10% Adverse Movement in Rates
PPL	$432
PPL Electric	177
LG&E	82
KU	124

Commodity Price Risk

PPL is exposed to commodity price risk through its subsidiaries as described below.

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

Volumetric Risk

Volumetric risk is the risk related to the changes in volume of retail sales due to weather, economic conditions or other factors. PPL is exposed to volumetric risk through its subsidiaries. PPL Electric, LG&E, and KU are exposed to volumetric risk on retail sales, mainly due to weather and other economic conditions for which there is limited mitigation between rate cases.

Inflation and Supply Chain Related Risk

PPL and its subsidiaries continue to monitor the impact of inflation and supply chain disruptions. PPL and its subsidiaries monitor the cost of fuel, construction, regulatory and environmental compliance costs and other costs. Mechanisms are in place to mitigate the risk of inflationary effects and supply chain disruptions, to the extent possible, but increased costs and supply chain disruptions may directly or indirectly affect our ongoing operations. These mechanisms include pricing strategies, productivity improvements and cost reductions in order to ensure that the Registrants are able to procure the necessary materials and other resources needed to maintain services in a safe and reliable manner, and to grow infrastructure consistent with the capital expenditure plan. For additional information see "Forward-looking Information” at the beginning of this report and “Item 1A. Risk Factors" of the Registrants' 2021 Form 10-K.

Credit Risk

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Risk Management - Credit Risk" in the Registrants' 2021 Form 10-K for additional information.

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

Acquisitions, Development and Divestitures (All Registrants)

The Registrants from time to time evaluate opportunities for potential acquisitions, divestitures and development projects. Development projects are reexamined based on market conditions and other factors to determine whether to proceed with, modify or terminate the projects. Any resulting transactions may impact future financial results. See Note 8 to the Financial Statements for additional information on the share purchase agreement to acquire Narragansett Electric.

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

See "Environmental Matters" in Item 1. "Business" in the Registrants' 2021 Form 10-K for information about environmental laws and regulations affecting the Registrants' business. See "Legal Matters" in Note 10 to the Financial Statements for a discussion of the more significant environmental claims. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2021 Form 10-K for information on projected environmental capital expenditures for 2022 through 2024. See Note 15 to the Financial Statements for information related to the impacts of CCRs on AROs.

The information below represents an update to “Item 1. Business – Environmental Matters – Air – NAAQS” and "Item 1. Business – Environmental Matters – Air – Climate Change" in the Registrants' 2021 Form 10-K.

NAAQS (PPL, LG&E and KU)

In March 2021, the EPA released final revisions to the Cross-State Air Pollution Rule (CSAPR) providing for reductions in ozone season nitrogen oxide emissions for 2021 and subsequent years from sources in 12 states, including Kentucky. Additionally, the EPA reversed its previous approval of the Kentucky State Implementation Plan with respect to these requirements. The CSAPR revisions, aimed at ensuring compliance with the 2008 ozone NAAQS, are not expected to be material. In February 2022, the EPA Administrator released a proposed Federal Implementation Plan (FIP) under the Good Neighbor provisions of the CAA providing for significant additional nitrogen oxide emission reductions for compliance with the revised 2015 ozone NAAQS. PPL, LG&E and KU are currently assessing the potential impact of the Good Neighbor Plan revisions on operations. Pursuant to the President’s executive order, the EPA is currently reviewing its previous determinations made in December 2020 to retain the existing NAAQS for ozone and particulate matter without change.

PPL, LG&E, and KU are unable to predict future emission reductions that may be required by future federal rules or state implementation actions. Compliance with the NAAQS, CSAPR and related requirements may require installation of additional pollution controls or other compliance actions, inclusive of retirements, the costs of which PPL, LG&E and KU believe would be subject to rate recovery.

Climate Change (All Registrants)

The Biden administration is undertaking wide-ranging efforts to address climate change. Recent government actions and policy developments, including the President’s announced goal of a carbon free electricity sector by 2035, could have far-reaching impacts on PPL’s business operations, products, and services. The Supreme Court is currently considering legal challenges to the Affordable Clean Energy (ACE) Rule and the repeal of the Clean Power Plan (CPP). The EPA has announced that it plans on issuing a greenhouse gas replacement rule in the future. All of these developments are preliminary or ongoing in nature and the Registrants cannot predict their final outcome or ultimate impact on operations.

New Accounting Guidance (All Registrants)

There has been no new accounting guidance adopted in 2022 and there is no new significant accounting guidance pending adoption as of March 31, 2022.

Application of Critical Accounting Policies (All Registrants)

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following table summarizes the accounting policies by Registrant that are particularly important to an understanding of the reported financial condition or results of operations and require management to make estimates or other judgments of matters that are inherently uncertain. See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2021 Form 10-K for a discussion of each critical accounting policy.

PPL
	PPL	Electric	LG&E	KU

Defined Benefits	X	X	X	X
Income Taxes	X	X	X	X
Regulatory Assets and Liabilities	X	X	X	X
Goodwill Impairment	X		X	X
AROs			X	X
Revenue Recognition - Unbilled Revenue			X	X

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2022, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the first quarter of 2022 see:

•"Item 3. Legal Proceedings" in each Registrant's 2021 Form 10-K; and
•Notes 5, 6, 8 and 10 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the Registrants' 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of PPL Corporation Equity Securities by the Issuer and Affiliated Purchasers (PPL)

The following table provides information about PPL's purchases of equity securities that are registered by PPL Corporation pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended March 31, 2022:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (a)
January 1 to January 31, 2022	—	$—		—	$1,997,876,503
February 1 to February 28, 2022	—	—	—	—	$1,997,876,503
March 1 to March 31, 2022	—	—		—	$1,997,876,503
Total	—	$—		—	$1,997,876,503

(a)PPL Corporation's Board of Directors approved a share repurchase plan in August 2021. See "Equity Securities - Share Repurchase" in Note 7 to the Financial Statements for additional information.

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

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2022, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2022, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	May 5, 2022	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	May 5, 2022	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting and Financial Officer)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	May 5, 2022	/s/ Christopher M. Garrett
Christopher M. Garrett Vice President-Finance and Accounting
(Principal Accounting and Financial Officer)