Form 10-Q
period 2022-06-30
PPL Corp; PPL ELECTRIC UTILITIES CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2022-08-03
CIK 922224, 317187, 55387, 60549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2022
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

PPL Corporation    Common stock, $0.01 par value, 736,184,769 shares outstanding at July 29, 2022.
PPL Electric Utilities Corporation    Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Energy Holdings LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at July 29, 2022.
Louisville Gas and Electric Company    Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at July 29, 2022.
Kentucky Utilities Company    Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at July 29, 2022.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, other information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

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

Narragansett Electric - The Narragansett Electric Company, an entity that serves electric and natural gas customers in Rhode Island. On May 25, 2022, PPL and its subsidiary, PPL Rhode Island Holdings announced the completion of the acquisition of Narragansett Electric, which will continue to provide services under the name Rhode Island Energy.

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding, PPL Capital Funding, LKE, Rhode Island Energy and other subsidiaries.

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

PPL Energy Holdings - PPL Energy Holdings, LLC, a subsidiary of PPL and the parent holding company of PPL Energy Funding, LKE, PPL Electric, PPL Rhode Island Holdings, PPL Services and other subsidiaries.

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Funding that, prior to the sale of the U.K. utility business on June 14, 2021, primarily through its subsidiaries, owned and operated WPD, PPL's regulated electricity distribution businesses in the U.K. PPL Global was not included in the sale of the U.K. utility business on June 14, 2021.

PPL Rhode Island Holdings - PPL Rhode Island Holdings, LLC, a subsidiary of PPL formed for the purpose of acquiring Narragansett Electric to which certain interests of PPL Energy Holdings in the Narragansett SPA were assigned.

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

RIE - Rhode Island Energy – the name under which Narragansett Electric will continue to provide services subsequent to its acquisition by PPL and its subsidiary, PPL Rhode Island Holdings, LLC on May 25, 2022.

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

NEP - New England Power Company, a National Grid U.S. affiliate.

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

PAPUC - Pennsylvania Public Utility Commission, the state agency that regulates certain ratemaking, services, accounting and operations of Pennsylvania utilities.

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

RIPUC - Rhode Island Public Utilities Commission, the state agency comprising two distinct bodies: a three member quasi-judicial tribunal, known as the "Commission" and the Division of Public Utilities and Carriers. The Commission and the Division of Public Utilities and Carriers work in concert to regulate public utilities in the state of Rhode Island.

Riverstone - Riverstone Holdings LLC, a Delaware limited liability company and, as of December 6, 2016, ultimate parent company of the entities that own the competitive power generation business contributed to Talen Energy.

Rhode Island Division of Public Utilities and Carriers - the Rhode Island Division of Public Utilities and Carriers, which is headed by an Administrator who is not a Commissioner of the RIPUC, exercises the jurisdiction, supervision, power, and duties not specifically assigned to the Commission.

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

VEBA - Voluntary Employee Beneficiary Association, a tax-exempt trust under the Internal Revenue Code Section 501(c)(9) used by employers to fund and pay eligible medical, life and similar benefits.

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

Forward-looking Information

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in each Registrant's 2021 Form 10-K and in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially and adversely from the forward-looking statements:

•strategic acquisitions, dispositions, or similar transactions, including the acquisition of Narragansett Electric, and our ability to consummate these business transactions or realize expected benefits from them;
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
•significant decreases in the fair value of debt and equity securities and their impact on the value of assets in defined benefit plans, and the related cash funding requirements if the fair value of those assets decline;
•interest rates and their effect on pension and retiree medical liabilities, ARO liabilities, interest payable on certain debt securities, and the general economy;
•the potential impact of any unrecorded commitments and liabilities of the Registrants and their subsidiaries;
•new accounting requirements or new interpretations or applications of existing requirements;
•adverse changes in the corporate credit ratings or securities analyst rankings of the Registrants and their securities;
•any requirement to record impairment charges pursuant to GAAP with respect to any of our significant investments;
•laws or regulations to reduce emissions of GHGs or the physical effects of climate change;
•continuing ability to access fuel supply for LG&E and KU, as well as the ability to recover fuel costs and environmental expenditures in a timely manner at LG&E and KU and natural gas supply costs at LG&E and RIE;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues	$1,696	$1,288	$3,478	$2,786

Operating Expenses
Operation
Fuel	229	159	441	336
Energy purchases	305	137	657	357
Other operation and maintenance	560	404	993	771
Depreciation	289	269	560	536
Taxes, other than income	70	49	130	101
Total Operating Expenses	1,453	1,018	2,781	2,101

Operating Income	243	270	697	685

Other Income (Expense) - net (Note 12)	26	13	26	13

Interest Expense	118	474	225	627

Income (Loss) from Continuing Operations Before Income Taxes	151	(191)	498	71

Income Taxes	32	345	106	404

Income (Loss) from Continuing Operations After Income Taxes	119	(536)	392	(333)

Income (Loss) from Discontinued Operations (net of income taxes) (Note 8)	—	555	—	(1,488)

Net Income (Loss)	$119	$19	$392	$(1,821)

Earnings Per Share of Common Stock:
Basic and Diluted
Income (Loss) from Continuing Operations After Income Taxes	$0.16	$(0.69)	$0.53	$(0.44)
Income (Loss) from Discontinued Operations (net of income taxes)	—	0.72	—	(1.93)
Net Income (Loss) Available to PPL Common Shareowners	$0.16	$0.03	$0.53	$(2.37)

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	735,977	769,466	735,741	769,313
Diluted	736,769	769,466	736,478	769,313
 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$119	$19	$392	$(1,821)

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $0, ($43), $0, ($123)	—	69	—	372
Qualifying derivatives, net of tax of $0, ($5), $0, $11	—	(9)	—	(39)
Equity investees' other comprehensive income (loss), net of tax of $0, $0, $0, $0	1	—	2	—
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	—	—	(1)	—
Net actuarial gain (loss), net of tax of ($7), $2, ($7), $2	21	(6)	21	(6)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of ($1), $10, ($1), ($4)	—	(1)	1	24
Defined benefit plans:
Prior service costs, net of tax of $0, $2, $0, $2	—	(7)	1	(7)
Net actuarial (gain) loss, net of tax of ($2), ($4), ($3), ($26)	6	67	9	107
Reclassifications from AOCI due to sale of the U.K. utility business - (gains) losses, net of tax expense (benefit):
Foreign currency translation adjustments, net of tax of $0, $140, $0, $140	—	786	—	786
Qualifying derivatives, net of tax of $0, $0, $0, $0	—	15	—	15
Defined benefit plans:
Prior service costs, net of tax of $0, ($2), $0, ($2)	—	8	—	8
Net actuarial (gain) loss, net of tax of $0, ($798), $0, ($798)	—	2,769	—	2,769
Total other comprehensive income (loss)	28	3,691	33	4,029

Comprehensive income (loss)	$147	$3,710	$425	$2,208

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$392	$(1,821)
Loss from discontinued operations (net of income taxes)	—	1,488
Income (Loss) from continuing operations (net of income taxes)	392	(333)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	560	536
Amortization	15	40
Deferred income taxes and investment tax credits	56	29
Stock-based compensation expense	18	17
Impairment of solar panels	—	37
Loss on extinguishment of debt	—	322
Other	19	(26)
Change in current assets and current liabilities
Accounts receivable	(47)	(10)
Accounts payable	166	(26)
Unbilled revenues	22	53
Fuel, materials and supplies	23	43
Prepayments	(69)	(62)
Counterparty collateral	62	—
Taxes payable	(41)	192
Regulatory assets and liabilities, net	(211)	39
Other	36	26
Other operating activities
Defined benefit plans - funding	(7)	(36)
Other assets	(74)	(70)
Other liabilities	59	24
Net cash provided by operating activities - continuing operations	979	795
Net cash provided by operating activities - discontinued operations	—	726
Net cash provided by operating activities	979	1,521
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,009)	(969)
Acquisition of Narragansett Electric, net of cash acquired	(3,674)	—
Proceeds from sale of discontinued operations, net of cash divested	—	10,560
Other investing activities	—	(8)
Net cash provided by (used in) investing activities - continuing operations	(4,683)	9,583
Net cash provided by (used in) investing activities - discontinued operations	—	(607)
Net cash provided by (used in) investing activities	(4,683)	8,976
Cash Flows from Financing Activities
Issuance of long-term debt	—	650
Retirement of long-term debt	—	(2,379)
Payment of common stock dividends	(453)	(640)
Retirement of term loan	—	(300)
Retirement of commercial paper	—	(73)
Net increase (decrease) in short-term debt	919	(795)
Other financing activities	3	(19)
Net cash provided by (used in) financing activities - continuing operations	469	(3,556)
Net cash provided by (used in) financing activities - discontinued operations	—	(411)
Contributions from discontinued operations	—	365
Net cash provided by (used in) financing activities	469	(3,602)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash included in Discontinued Operations	—	8
Net Decrease in Cash, Cash Equivalents and Restricted Cash included in Discontinued Operations	—	284
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(3,235)	7,187
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	3,572	443
Cash, Cash Equivalents and Restricted Cash at End of Period	$337	$7,630
Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$195	$222
The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2022	December 31, 2021
Assets

Current Assets
Cash and cash equivalents	$336	$3,571
Accounts receivable (less reserve: 2022, $89; 2021, $65)
Customer	772	583
Other	95	58
Unbilled revenues (less reserve: 2022, $2; 2021, $2)	344	307
Fuel, materials and supplies	332	322
Prepayments	130	60
Regulatory assets	198	64
Other current assets	94	42
Total Current Assets	2,301	5,007

Property, Plant and Equipment
Regulated utility plant	36,017	30,477
Less: accumulated depreciation - regulated utility plant	7,981	6,488
Regulated utility plant, net	28,036	23,989
Non-regulated property, plant and equipment	317	266
Less: accumulated depreciation - non-regulated property, plant and equipment	60	41
Non-regulated property, plant and equipment, net	257	225
Construction work in progress	1,617	1,256
Property, Plant and Equipment, net	29,910	25,470

Other Noncurrent Assets
Regulatory assets	1,681	1,236
Goodwill	2,297	716
Other intangibles	337	343
Other noncurrent assets (less reserve for accounts receivable: 2022, $2; 2021 $2)	536	451
Total Other Noncurrent Assets	4,851	2,746

Total Assets	$37,062	$33,223

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2022	December 31, 2021
Liabilities and Equity

Current Liabilities
Short-term debt	$988	$69
Long-term debt due within one year	501	474
Accounts payable	985	679
Taxes	99	96
Interest	97	81
Dividends	166	305
Regulatory liabilities	241	182
Other current liabilities	649	437
Total Current Liabilities	3,726	2,323

Long-term Debt	12,153	10,666

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,226	3,151
Investment tax credits	126	119
Accrued pension obligations	183	183
Asset retirement obligations	153	157
Regulatory liabilities	3,056	2,422
Other deferred credits and noncurrent liabilities	566	479
Total Deferred Credits and Other Noncurrent Liabilities	7,310	6,511

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,313	12,303
Treasury stock	(976)	(1,003)
Earnings reinvested	2,649	2,572
Accumulated other comprehensive loss	(124)	(157)
Total Shareowners' Common Equity	13,870	13,723
Noncontrolling interests	3	—
Total Equity	13,873	13,723

Total Liabilities and Equity	$37,062	$33,223

(a)1,560,000 shares authorized, 770,013 shares issued and 736,157 shares outstanding at June 30, 2022. 1,560,000 shares authorized, 769,890 shares issued and 735,112 shares outstanding at December 31, 2021.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Treasury stock	Earnings reinvested	Accumulated other comprehensive loss	Noncontrolling interests	Total
March 31, 2022	735,765	$8	$12,299	$(987)	$2,697	$(152)	$—	$13,865
Common stock issued			8					8
Treasury stock issued	392			11				11
Stock-based compensation			6					6
Net income (loss)					119			119
Dividends and dividend equivalents (b)					(167)			(167)
Preferred stock (Note 7)							3	3
Other comprehensive income						28		28
June 30, 2022	736,157	$8	$12,313	$(976)	$2,649	$(124)	$3	$13,873

December 31, 2021	735,112	$8	$12,303	$(1,003)	$2,572	$(157)	$—	$13,723
Common stock issued	123		12					12
Treasury stock issued	922			27				27
Stock-based compensation			(2)					(2)
Net income (loss)					392			392
Dividends and dividend equivalents (b)					(315)			(315)
Preferred stock (Note 7)							3	3
Other comprehensive income						33		33
June 30, 2022	736,157	$8	$12,313	$(976)	$2,649	$(124)	$3	$13,873

March 31, 2021	769,427	$8	$12,273	$—	$3,155	$(3,882)	$—	$11,554
Common stock issued	137		4					4
Stock-based compensation			4					4
Net income (loss)					19			19
Dividends and dividend equivalents (b)					(320)			(320)
Other comprehensive income						3,691		3,691
June 30, 2021	769,564	$8	$12,281	$—	$2,854	$(191)	$—	$14,952

December 31, 2020	768,907	$8	$12,270	$—	$5,315	$(4,220)	$—	$13,373
Common stock issued	657		20					20
Stock-based compensation			(9)					(9)
Net income (loss)					(1,821)			(1,821)
Dividends and dividend equivalents (b)					(640)			(640)
Other comprehensive income						4,029		4,029
June 30, 2021	769,564	$8	$12,281	$—	$2,854	$(191)	$—	$14,952
(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock were $0.225 and $0.425 for the three and six months ended June 30, 2022 and $0.415 and $0.830 for the three and six months ended June 30, 2021.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues	$676	$537	$1,451	$1,142

Operating Expenses
Operation
Energy purchases	218	110	474	259
Other operation and maintenance	128	125	288	253
Depreciation	99	109	197	217
Taxes, other than income	32	26	69	58
Total Operating Expenses	477	370	1,028	787

Operating Income	199	167	423	355

Other Income (Expense) - net (Note 12)	7	5	13	10

Interest Income from Affiliate	2	—	4	—

Interest Expense	40	42	79	85

Income Before Income Taxes	168	130	361	280

Income Taxes	44	34	94	71

Net Income (a)	$124	$96	$267	$209

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$267	$209
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	197	217
Amortization	5	10
Defined benefit plans - expense (income)	(11)	(5)
Deferred income taxes and investment tax credits	67	74
Other	(9)	(9)
Change in current assets and current liabilities
Accounts receivable	(55)	(74)
Accounts payable	18	(62)
Unbilled revenues	8	35
Materials and supplies	(5)	3
Prepayments	(52)	(56)
Regulatory assets and liabilities, net	(73)	61
Taxes payable	(23)	(9)
Counterparty collateral	62	—
Other	(9)	(1)
Other operating activities
Defined benefit plans - funding	—	(21)
Other assets	(25)	(10)
Other liabilities	(7)	(8)
Net cash provided by operating activities	355	354

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(451)	(458)
Notes receivable from affiliates	333	(1,075)
Other investing activities	1	—
Net cash (used in) investing activities	(117)	(1,533)

Cash Flows from Financing Activities
Issuance of long-term debt	—	650
Contributions from parent	—	750
Return of capital to parent	(65)	—
Payment of common stock dividends to parent	(165)	(201)
Other financing activities	—	(2)
Net cash provided by (used in) financing activities	(230)	1,197

Net Increase in Cash, Cash Equivalents and Restricted Cash	8	18
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	21	40
Cash, Cash Equivalents and Restricted Cash at End of Period	$29	$58

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$114	$138

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2022	December 31, 2021
Assets

Current Assets
Cash and cash equivalents	$29	$21
Accounts receivable (less reserve: 2022, $32; 2021, $31)
Customer	337	305
Other	21	22
Accounts receivable from affiliates	7	11
Notes receivable from affiliate	166	499
Unbilled revenues (less reserve: 2022, $1; 2021, $2)	125	129
Materials and supplies	66	61
Prepayments	65	13
Regulatory assets	11	22
Other current assets	21	21
Total Current Assets	848	1,104

Property, Plant and Equipment
Regulated utility plant	14,407	14,082
Less: accumulated depreciation - regulated utility plant	3,440	3,386
Regulated utility plant, net	10,967	10,696
Construction work in progress	598	581
Property, Plant and Equipment, net	11,565	11,277

Other Noncurrent Assets
Regulatory assets	470	488
Intangibles	269	270
Pension benefit asset	76	50
Other noncurrent assets (less reserve for accounts receivable: 2022, $2; 2021, $2)	133	113
Total Other Noncurrent Assets	948	921

Total Assets	$13,361	$13,302

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2022	December 31, 2021
Liabilities and Equity

Current Liabilities
Long-term debt due within one year	$474	$474
Accounts payable	419	367
Accounts payable to affiliates	32	56
Taxes	8	31
Interest	35	35
Regulatory liabilities	69	153
Counterparty collateral	62	—
Other current liabilities	95	108
Total Current Liabilities	1,194	1,224

Long-term Debt	4,012	4,010

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,748	1,668
Regulatory liabilities	549	559
Other deferred credits and noncurrent liabilities	85	105
Total Deferred Credits and Other Noncurrent Liabilities	2,382	2,332

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	4,189	4,254
Earnings reinvested	1,220	1,118
Total Equity	5,773	5,736

Total Liabilities and Equity	$13,361	$13,302

(a)170,000 shares authorized; 66,368 shares issued and outstanding at June 30, 2022 and December 31, 2021.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2022	66,368	$364	$4,214	$1,189	$5,767
Net income				124	124
Return of capital to parent			(25)		(25)
Dividends declared				(93)	(93)
June 30, 2022	66,368	$364	$4,189	$1,220	$5,773

December 31, 2021	66,368	$364	$4,254	$1,118	$5,736
Net income				267	267
Return of capital to parent			(65)		(65)
Dividends declared				(165)	(165)
June 30, 2022	66,368	$364	$4,189	$1,220	$5,773

March 31, 2021	66,368	$364	$3,753	$1,005	$5,122
Net income				96	96
Capital contributions from parent			750		750
Dividends declared				(86)	(86)
June 30, 2021	66,368	$364	$4,503	$1,015	$5,882

December 31, 2020	66,368	$364	$3,753	$1,007	$5,124
Net income				209	209
Capital contributions from parent			750		750
Dividends declared				(201)	(201)
June 30, 2021	66,368	$364	$4,503	$1,015	$5,882

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL Energy Holdings.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues
Retail and wholesale	$399	$333	$880	$754
Electric revenue from affiliate	11	9	23	16
Total Operating Revenues	410	342	903	770

Operating Expenses
Operation
Fuel	90	66	171	133
Energy purchases	43	23	134	89
Energy purchases from affiliate	7	3	9	8
Other operation and maintenance	103	97	203	193
Depreciation	75	68	149	134
Taxes, other than income	12	11	24	22
Total Operating Expenses	330	268	690	579

Operating Income	80	74	213	191

Other Income (Expense) - net	4	3	3	1

Interest Expense	21	20	41	41

Income Before Income Taxes	63	57	175	151

Income Taxes	9	12	28	31

Net Income (a)	$54	$45	$147	$120

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$147	$120
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	149	134
Amortization	(3)	4
Defined benefit plans - expense	(1)	—
Deferred income taxes and investment tax credits	(9)	5
Other	2	—
Change in current assets and current liabilities
Accounts receivable	19	10
Accounts receivable from affiliates	1	—
Accounts payable	15	8
Accounts payable to affiliates	(11)	(11)
Unbilled revenues	8	13
Fuel, materials and supplies	35	25
Regulatory assets and liabilities, net	(16)	(12)
Taxes payable	(7)	(7)
Other	1	(16)
Other operating activities
Defined benefit plans - funding	(2)	(2)
Expenditures for asset retirement obligations	(8)	(15)
Other assets	(2)	(1)
Other liabilities	(1)	3
Net cash provided by operating activities	317	258
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(183)	(215)
Net cash used in investing activities	(183)	(215)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable to affiliates	(324)	282
Net increase (decrease) in short-term debt	325	(221)
Retirement of commercial paper	—	(41)
Payment of common stock dividends to parent	(136)	(109)
Contributions from parent	10	44
Other financing activities	—	(1)
Net cash used in financing activities	(125)	(46)
Net Increase (Decrease) in Cash and Cash Equivalents	9	(3)
Cash and Cash Equivalents at Beginning of Period	9	7
Cash and Cash Equivalents at End of Period	$18	$4

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$33	$44

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2022	December 31, 2021
Assets

Current Assets
Cash and cash equivalents	$18	$9
Accounts receivable (less reserve: 2022, $3; 2021, $3)
Customer	114	130
Other	18	25
Unbilled revenues (less reserve: 2022, $0; 2021, $0)	72	80
Accounts receivable from affiliates	30	31
Fuel, materials and supplies	102	137
Prepayments	16	14
Regulatory assets	52	33
Other current assets	—	2
Total Current Assets	422	461

Property, Plant and Equipment
Regulated utility plant	7,290	7,192
Less: accumulated depreciation - regulated utility plant	1,262	1,172
Regulated utility plant, net	6,028	6,020
Construction work in progress	254	242
Property, Plant and Equipment, net	6,282	6,262

Other Noncurrent Assets
Regulatory assets	355	337
Goodwill	389	389
Other intangibles	27	30
Other noncurrent assets	88	113
Total Other Noncurrent Assets	859	869

Total Assets	$7,563	$7,592

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2022	December 31, 2021
Liabilities and Equity

Current Liabilities
Short-term debt	$394	$69
Notes payable to affiliates	—	324
Accounts payable	147	163
Accounts payable to affiliates	20	31
Customer deposits	32	32
Taxes	27	34
Price risk management liabilities	1	1
Regulatory liabilities	3	21
Interest	15	15
Asset retirement obligations	9	10
Other current liabilities	41	37
Total Current Liabilities	689	737

Long-term Debt	2,007	2,006

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	762	751
Investment tax credits	32	32
Price risk management liabilities	9	17
Asset retirement obligations	70	74
Regulatory liabilities	820	818
Other deferred credits and noncurrent liabilities	74	78
Total Deferred Credits and Other Noncurrent Liabilities	1,767	1,770

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	2,007	1,997
Earnings reinvested	669	658
Total Equity	3,100	3,079

Total Liabilities and Equity	$7,563	$7,592

(a)75,000 shares authorized; 21,294 shares issued and outstanding at June 30, 2022 and December 31, 2021.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2022	21,294	$424	$1,997	$676	$3,097
Net income				54	54
Capital contributions from parent			10		10
Dividends declared				(61)	(61)
June 30, 2022	21,294	$424	$2,007	$669	$3,100

December 31, 2021	21,294	$424	$1,997	$658	$3,079
Net income				147	147
Capital contributions from parent			10		10
Dividends declared				(136)	(136)
June 30, 2022	21,294	$424	$2,007	$669	$3,100

March 31, 2021	21,294	$424	$1,923	$616	$2,963
Net income				45	45
Capital contributions from parent			44		44
Dividends declared				(49)	(49)
June 30, 2021	21,294	$424	$1,967	$612	$3,003

December 31, 2020	21,294	$424	$1,923	$601	$2,948
Net income				120	120
Capital contributions from parent			44		44
Dividends declared				(109)	(109)
June 30, 2021	21,294	$424	$1,967	$612	$3,003

(a)Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues
Retail and wholesale	$484	$408	$1,007	$872
Electric revenue from affiliate	7	3	9	8
Total Operating Revenues	491	411	1,016	880

Operating Expenses
Operation
Fuel	139	93	270	203
Energy purchases	7	4	12	9
Energy purchases from affiliate	11	9	23	16
Other operation and maintenance	120	111	233	226
Depreciation	98	90	193	179
Taxes, other than income	11	11	22	21
Total Operating Expenses	386	318	753	654

Operating Income	105	93	263	226

Other Income (Expense) - net	4	3	4	4

Interest Expense	28	27	55	54

Income Before Income Taxes	81	69	212	176

Income Taxes	15	13	39	34

Net Income (a)	$66	$56	$173	$142

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$173	$142
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	193	179
Amortization	8	3
Defined benefit plans - expense	(2)	(2)
Deferred income taxes and investment tax credits	(5)	—
Other	2	(1)
Change in current assets and current liabilities
Accounts receivable	1	5
Accounts receivable from affiliates	—	1
Accounts payable	18	(15)
Accounts payable to affiliates	(13)	(5)
Unbilled revenues	(4)	8
Fuel, materials and supplies	(5)	13
Regulatory assets and liabilities, net	(21)	(11)
Taxes payable	5	(7)
Other	(4)	(19)
Other operating activities
Defined benefit plans - funding	(1)	(1)
Expenditures for asset retirement obligations	(14)	(18)
Other assets	2	—
Other liabilities	(1)	8
Net cash provided by operating activities	332	280
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(273)	(270)
Other investing activities	—	4
Net cash used in investing activities	(273)	(266)
Cash Flows from Financing Activities
Net decrease in notes payable to affiliates	(294)	226
Net increase (decrease) in short-term debt	338	(171)
Retirement of commercial paper	—	(32)
Payment of common stock dividends to parent	(159)	(111)
Contributions from parent	60	60
Other financing activities	—	(1)
Net cash used in financing activities	(55)	(29)
Net Increase (Decrease) in Cash and Cash Equivalents	4	(15)
Cash and Cash Equivalents at Beginning of Period	13	22
Cash and Cash Equivalents at End of Period	$17	$7

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$46	$40

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2022	December 31, 2021
Assets

Current Assets
Cash and cash equivalents	$17	$13
Accounts receivable (less reserve: 2022, $2; 2021, $3)
Customer	142	144
Other	11	12
Unbilled revenues (less reserve: 2022, $0; 2021, $0)	95	91
Fuel, materials and supplies	130	124
Prepayments	16	15
Regulatory assets	33	9
Other current assets	—	2
Total Current Assets	444	410

Property, Plant and Equipment
Regulated utility plant	9,360	9,219
Less: accumulated depreciation - regulated utility plant	2,065	1,929
Regulated utility plant, net	7,295	7,290
Construction work in progress	436	378
Property, Plant and Equipment, net	7,731	7,668

Other Noncurrent Assets
Regulatory assets	430	411
Goodwill	607	607
Other intangibles	22	23
Other noncurrent assets	130	153
Total Other Noncurrent Assets	1,189	1,194

Total Assets	$9,364	$9,272

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2022	December 31, 2021
Liabilities and Equity

Current Liabilities
Short-term debt	$338	$—
Long-term debt due within one year	13	—
Notes payable to affiliates	—	294
Accounts payable	104	108
Accounts payable to affiliates	52	64
Customer deposits	33	32
Taxes	24	19
Regulatory liabilities	5	8
Interest	18	18
Asset retirement obligations	19	22
Other current liabilities	47	47
Total Current Liabilities	653	612

Long-term Debt	2,606	2,618

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	876	865
Investment tax credits	86	87
Asset retirement obligations	73	83
Regulatory liabilities	1,037	1,045
Other deferred credits and noncurrent liabilities	31	34
Total Deferred Credits and Other Noncurrent Liabilities	2,103	2,114

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	3,017	2,957
Earnings reinvested	677	663
Total Equity	4,002	3,928

Total Liabilities and Equity	$9,364	$9,272

(a)80,000 shares authorized; 37,818 shares issued and outstanding at June 30, 2022 and December 31, 2021.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2022	37,818	$308	$2,957	$680	$3,945
Net income				66	66
Capital contributions from parent			60		60
Dividends declared				(69)	(69)
June 30, 2022	37,818	$308	$3,017	$677	$4,002

December 31, 2021	37,818	$308	$2,957	$663	$3,928
Net income				173	173
Capital contributions from parent			60		60
Dividends declared				(159)	(159)
June 30, 2022	37,818	$308	$3,017	$677	$4,002

March 31, 2021	37,818	$308	$2,857	$647	$3,812
Net income				56	56
Capital contributions from parent			60		60
Dividends declared				(55)	(55)
June 30, 2021	37,818	$308	$2,917	$648	$3,873

December 31, 2020	37,818	$308	$2,857	$617	$3,782
Net income				142	142
Capital contributions from parent			60		60
Dividends declared				(111)	(111)
June 30, 2021	37,818	$308	$2,917	$648	$3,873

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2021 is derived from that Registrant's 2021 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2021 Form 10-K. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

(PPL)

On March 17, 2021, PPL WPD Limited entered into a share purchase agreement to sell PPL's U.K. utility business, which prior to its sale substantially represented PPL's U.K. Regulated segment, to a subsidiary of National Grid plc. The sale was completed on June 14, 2021. The results of operations of the U.K. utility business are classified as Discontinued Operations on PPL's Statements of Income for the three and six months ended June 30, 2021. PPL has elected to separately report the cash flows of continuing and discontinued operations on the Statements of Cash Flows for the six months ended June 30, 2021. Unless otherwise noted, the notes to these financial statements exclude amounts related to discontinued operations. See Note 8 for additional information.

On May 25, 2022, PPL Rhode Island Holdings, a subsidiary of PPL, acquired 100% of the outstanding shares of common stock of Narragansett Electric from National Grid USA (National Grid U.S.), a subsidiary of National Grid plc (the Acquisition). The results of Narragansett Electric are included in the consolidated results of PPL from the date of the Acquisition. Following the closing of the Acquisition, Narragansett Electric provides services doing business under the name Rhode Island Energy (RIE). See Note 8 for additional information.

2. Segment and Related Information

(PPL)

PPL is organized into three segments: Kentucky Regulated, Pennsylvania Regulated and Rhode Island Regulated. PPL's segments are segmented by geographic location.

The Kentucky Regulated segment consists primarily of LG&E's and KU's regulated electricity generation, transmission and distribution operations, as well as LG&E's regulated distribution and sale of natural gas.

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

The Rhode Island Regulated segment includes the regulated electricity transmission and distribution and natural gas distribution operations of RIE, which were acquired on May 25, 2022.

"Corporate and Other" primarily includes financing costs incurred at the corporate level that have not been allocated or assigned to the segments, certain other unallocated costs, certain non-recoverable costs resulting from commitments made to the Rhode Island Division of Public Utilities and Carriers and the Attorney General of the State of Rhode Island in conjunction with the acquisition of Narragansett Electric and the financial results of Safari Energy, which is presented to reconcile segment information to PPL's consolidated results.

As a result of the June 14, 2021 sale of the U.K. utility business, PPL determined segment information for the U.K.
Regulated segment would no longer be provided beginning with the March 31, 2021 Form 10-Q. See Note 8 for additional information.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the periods ended June 30 are as follows:

	Three Months		Six Months
	2022	2021	2022	2021
Operating Revenues from external customers
Kentucky Regulated	$883	$741	$1,887	$1,626
Pennsylvania Regulated	676	537	1,451	1,142
Rhode Island Regulated	128	—	128	—
Corporate and Other	9	10	12	18
Total	$1,696	$1,288	$3,478	$2,786

Net Income (Loss)
Kentucky Regulated	$102	$84	$281	$230
Pennsylvania Regulated	124	96	267	209
Rhode Island Regulated	(29)	—	(29)	—
Corporate and Other	(78)	(716)	(127)	(772)
Discontinued Operations (a)	—	555	—	(1,488)
Total	$119	$19	$392	$(1,821)

(a)See Note 8 for additional information on the sale of the U.K. utility business.

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated Balance Sheets as of:

	June 30, 2022	December 31, 2021
Assets
Kentucky Regulated	$16,454	$16,360
Pennsylvania Regulated	13,361	13,336
Rhode Island Regulated	5,819	—
Corporate and Other (a)	1,428	3,527
Total	$37,062	$33,223

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

3. Revenue from Contracts with Customers

(All Registrants)

See Note 3 in the Registrants' 2021 Form 10-K for a discussion of the principal activities from which PPL Electric, LG&E and KU and PPL’s Pennsylvania Regulated and Kentucky Regulated segments generate their revenues.

(PPL)

Rhode Island Regulated Segment Revenues

The Rhode Island Regulated segment generates substantially all of its revenues from contracts with customers from RIE’s regulated tariff-based transmission and distribution of electricity and regulated tariff-based distribution of natural gas.

Distribution Revenue

Distribution revenues are primarily from the sale of electricity, natural gas, and related services to retail customers. Distribution sales are regulated by the RIPUC, which is responsible for approving the rates and other terms of services as part of the rate making process. Natural gas and electric distribution revenues are derived from the regulated sale and distribution of electricity and natural gas to residential, commercial, and industrial customers within RIE’s service territory under the tariff rates. The performance obligation related to distribution sales is to provide electricity and natural gas to customers on demand. The performance obligation is satisfied over time because the customer simultaneously receives and consumes the electricity or natural gas as services are provided. RIE records revenues related to the distribution sales based upon the approved tariff rate and the volume delivered to the customers, which corresponds with the amount RIE has the right to invoice.

Distribution revenue also includes estimated unbilled amounts, which represent the estimated amounts due from retail customers as a result of customer's bills rendered throughout the month, rather than bills being rendered at the end of the month. Unbilled revenues are determined based on estimated unbilled sales volumes for the respective customer classes and then applying the applicable tariff rate to those volumes. Any difference between estimated and actual revenues is adjusted the following month when the previous unbilled estimate is reversed and actual billings occur. This method of recognition fairly presents RIE's transfer of electricity and natural gas to the customer as the amount recognized is based on actual and estimated volumes delivered and the tariff rate per unit of energy and any applicable fixed charges or regulatory mechanisms as approved by the respective regulatory body.

Certain customers have the option to obtain electricity or natural gas from other suppliers. In those circumstances, revenue is only recognized for providing delivery of the commodity to the customer.

Transmission Revenue

RIE’s transmission services are regulated by the FERC and coordinated with Independent System Operator (ISO) – New England (ISO-NE). Additionally, RIE makes available its transmission facilities to NEP, for operation and control pursuant to an integrated facilities agreement, Service Agreement No. 23 (Integrated Facilities Agreement or IFA). These revenues arise under tariff/rate agreements and are collected primarily from RIE’s Rhode Island distribution customers. The revenue is recognized over-time as transmission services are provided and consumed. This method of recognition fairly presents RIE’s transfer of transmission services as the daily rate is set by a FERC-approved formula-based rate.

(All Registrants)

The following tables reconcile "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the periods ended June 30.

	2022 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$1,696	$676	$410	$491
Revenues derived from:
Alternative revenue programs (b)	(40)	(23)	3	1
Other (c)	(6)	(3)	(2)	(2)
Revenues from Contracts with Customers	$1,650	$650	$411	$490

	2021 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$1,288	$537	$342	$411
Revenues derived from:
Alternative revenue programs (b)	19	24	(1)	(4)
Other (c)	(5)	—	(2)	(3)
Revenues from Contracts with Customers	$1,302	$561	$339	$404

	2022 Six Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$3,478	$1,451	$903	$1,016
Revenues derived from:
Alternative revenue programs (b)	(67)	(59)	9	4
Other (c)	(13)	(7)	(4)	(3)
Revenues from Contracts with Customers	$3,398	$1,385	$908	$1,017

	2021 Six Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$2,786	$1,142	$770	$880
Revenues derived from:
Alternative revenue programs (b)	43	46	(1)	(2)
Other (c)	(11)	—	(5)	(6)
Revenues from Contracts with Customers	$2,818	$1,188	$764	$872

(a)PPL includes $128 million for the three and six months ended June 30, 2022 of revenues from external customers reported by the Rhode Island Regulated segment. PPL Electric represents revenues from external customers reported by the Pennsylvania Regulated segment and LG&E and KU, net of intercompany power sales and transmission revenues, represent revenues from external customers reported by the Kentucky Regulated segment. See Note 2 for additional information.
(b)This line item shows the over/under collection of rate mechanisms deemed alternative revenue programs with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts. For PPL Electric, the three and six months ended June 30, 2022, include $30 million and $74 million related to the amortization of the regulatory liability primarily recorded in 2021 for a reduction in the transmission formula rate return on equity that is reflected in rates in 2022. The three and six months ended June 30, 2021, included a $24 million and $51 million revenue reduction recorded as a result of the challenge to the transmission formula rate return on equity. See Note 6 for additional information.
(c)Represents additional revenues outside the scope of revenues from contracts with customers, such as lease and other miscellaneous revenues.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended June 30.

	Three Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2022
PA Regulated	$329	$117	$30	$14	$—	$—	$160	$650
KY Regulated	339	251	167	93	8	26	—	884
RI Regulated	31	12	1	47	—	—	16	107
Corp and Other	—	—	—	9	—	—	—	9
Total PPL	$699	$380	$198	$163	$8	$26	$176	$1,650

2021
PA Regulated	$279	$83	$13	$13	$—	$—	$173	$561
KY Regulated	288	214	141	70	5	13	—	731
RI Regulated	—	—	—	—	—	—	—	—
Corp and Other	—	—	—	10	—	—	—	10
Total PPL	$567	$297	$154	$93	$5	$13	$173	$1,302

PPL Electric
2022	$329	$117	$30	$14	$—	$—	$160	$650
2021	$279	$83	$13	$13	$—	$—	$173	$561

LG&E
2022	$169	$124	$49	$47	$—	$22	$—	$411
2021	$144	$107	$43	$31	$—	$14	$—	$339

KU
2022	$170	$127	$118	$45	$8	$22	$—	$490
2021	$144	$107	$98	$39	$5	$11	$—	$404

	Six Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2022
PA Regulated	$782	$225	$45	$26	$—	$—	$307	$1,385
KY Regulated	817	521	321	176	14	45	—	1,894
RI Regulated	31	12	1	47	—	—	16	107
Corp and Other	—	—	—	12	—	—	—	12
Total PPL	$1,630	$758	$367	$261	$14	$45	$323	$3,398

2021
PA Regulated	$640	$165	$25	$25	$—	$—	$333	$1,188
KY Regulated	701	445	281	141	11	33	—	1,612
RI Regulated	—	—	—	—	—	—	—	—
Corp and Other	—	—	—	18	—	—	—	18
Total PPL	$1,341	$610	$306	$184	$11	$33	$333	$2,818

	Six Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers

PPL Electric
2022	$782	$225	$45	$26	$—	$—	$307	$1,385
2021	$640	$165	$25	$25	$—	$—	$333	$1,188

LG&E
2022	$415	$270	$94	$86	$—	$43	$—	$908
2021	$349	$228	$89	$65	$—	$33	$—	$764

KU
2022	$402	$251	$227	$89	$14	$34	$—	$1,017
2021	$352	$217	$192	$76	$11	$24	$—	$872

(a)Primarily includes revenues from pole attachments, street lighting, other public authorities and other non-core businesses. The Rhode Island Regulated segment also includes open access revenues.
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

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the periods ended June 30.

	Three Months		Six Months
	2022	2021	2022	2021
PPL	$25	$—	$33	$2
PPL Electric	—	—	5	1
LG&E	1	—	2	—
KU	1	—	2	1

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers.

	PPL	PPL Electric	LG&E	KU
Contract liabilities at December 31, 2021	$42	$25	$6	$6
Contract liabilities at June 30, 2022	33	16	6	5
Revenue recognized during the six months ended June 30, 2022 that was included in the contract liability balance at December 31, 2021	24	12	6	6

Contract liabilities at December 31, 2020	$40	$23	$5	$6
Contract liabilities at June 30, 2021	31	16	5	5
Revenue recognized during the six months ended June 30, 2021 that was included in the contract liability balance at December 31, 2020	23	11	5	6

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

At June 30, 2022, PPL had $43 million of performance obligations attributable to Corporate and Other that have not been satisfied. Of this amount, PPL expects to recognize approximately $27 million within the next 12 months.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended June 30 used in the EPS calculation are:

	Three Months		Six Months
	2022	2021	2022	2021
Income (Numerator)
Income (Loss) from continuing operations after income taxes available to PPL common shareowners - Basic and Diluted	$119	$(536)	$392	$(333)

Income (Loss) from discontinued operations (net of income taxes) available to PPL common shareowners - Basic and Diluted	$—	$555	$—	$(1,488)

Net income (loss) available to PPL common shareowners - Basic and Diluted	$119	$19	$392	$(1,821)

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	735,977	769,466	735,741	769,313
Add: Dilutive share-based payment awards	792	—	737	—
Weighted-average shares - Diluted EPS	736,769	769,466	736,478	769,313

Basic and Diluted EPS
Available to PPL common shareowners:
Income (Loss) from continuing operations after income taxes	$0.16	$(0.69)	$0.53	$(0.44)
Loss from discontinued operations (net of income taxes)	—	0.72	—	(1.93)
Net Income (Loss) available to PPL common shareowners	$0.16	$0.03	$0.53	$(2.37)

For the periods ended June 30, PPL issued shares of common stock related to stock-based compensation plans as follows (in thousands):

	Three Months		Six Months
	2022	2021	2022	2021
Stock-based compensation plans	—	137	124	657

See Note 7 for common stock repurchased under an authorized share repurchase program.

For the periods ended June 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Six Months
	2022	2021	2022	2021
Stock-based compensation awards	66	3,443	110	1,838

5. Income Taxes

Reconciliations of income tax expense (benefit) for the periods ended June 30 are as follows.

(PPL)
	Three Months		Six Months
	2022	2021	2022	2021
Federal income tax on Income from Continuing Operations Before Income Taxes at statutory tax rate - 21%	$32	$(40)	$104	$15
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	27	(18)	48	(5)
Valuation allowance adjustments (a)	7	26	10	34
Impact of the U.K. Finance Acts on deferred tax balances (b)	—	383	—	383
Amortization of investment tax credit including deferred taxes on basis adjustment	(4)	—	(7)	(1)
Depreciation and other items not normalized	(5)	(2)	(8)	(4)
Amortization of excess deferred federal and state income taxes	(22)	(8)	(40)	(20)
Other	(3)	4	(1)	2
Total increase (decrease)	—	385	2	389
Total income tax expense (benefit)	$32	$345	$106	$404

(a)In June 2021, PPL recorded a $25 million state deferred tax benefit on a net operating loss and an offsetting valuation allowance in connection with the loss on extinguishment associated with a tender offer to purchase and retire PPL Capital Funding's outstanding Senior Notes.
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

(PPL Electric)
	Three Months		Six Months
	2022	2021	2022	2021
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$35	$27	$76	$59
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	13	10	28	22
Depreciation and other items not normalized	(3)	(2)	(6)	(4)
Amortization of excess deferred federal and state income taxes	(2)	(3)	(5)	(6)
Other	1	2	1	—
Total increase (decrease)	9	7	18	12
Total income tax expense (benefit)	$44	$34	$94	$71

(LG&E)
	Three Months		Six Months
	2022	2021	2022	2021
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$13	$12	$37	$32
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2	2	7	6
Amortization of excess deferred federal and state income taxes	(7)	(3)	(14)	(6)
Other	1	1	(2)	(1)
Total increase (decrease)	(4)	—	(9)	(1)
Total income tax expense (benefit)	$9	$12	$28	$31

(KU)
	Three Months		Six Months
	2022	2021	2022	2021
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$17	$15	$45	$37
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	3	8	7
Amortization of excess deferred federal and state income taxes	(6)	(4)	(12)	(8)
Other	1	(1)	(2)	(2)
Total increase (decrease)	(2)	(2)	(6)	(3)
Total income tax expense (benefit)	$15	$13	$39	$34

Other

Narragansett Electric Acquisition (PPL)

The acquisition of Narragansett Electric was deemed an asset acquisition for federal and state income tax purposes, as a result of PPL and National Grid making a tax election under Internal Revenue Code (IRC) §338(h)(10). Accordingly, the tax basis of substantially all of the assets acquired were increased to fair market value, which equaled net book value, thereby eliminating the related deferred tax assets and liabilities. The tax goodwill will be amortized for tax purposes over 15 years.

Pennsylvania State Tax Reform (PPL and PPL Electric)

On July 8, 2022, the Governor of Pennsylvania signed into law Pennsylvania House Bill 1342 (H.B. 1342). Among other changes to the state tax code, the bill will reduce the corporate net income tax rate from 9.99% to 8.99% beginning January 1, 2023, and reduces annually by half a percentage point until the rate reaches 4.99% in 2031.

GAAP requires that deferred tax assets and liabilities be measured at the enacted tax rate expected to apply when temporary book-to-tax differences are expected to be realized or settled. Accordingly, in the third quarter of 2022, PPL expects to record the impact of the reduced tax rate as a reduction in the accumulated deferred income taxes related to regulated operations in an amount between $200 million and $300 million, with a corresponding increase in regulatory liabilities. In addition, PPL expects to recognize a deferred tax benefit of between $3 million and $7 million primarily associated with the remeasurement of accumulated deferred income tax balances related to non-regulated operations.

The foregoing numbers are estimates that will be updated quarterly to reflect revised forecast, actual activity, and orders from regulatory authorities.

6. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Current Regulatory Assets:
Gas supply clause	$44	$21	$—	$—
Rate adjustment mechanisms	77	—	—	—
Smart meter rider	6	11	6	11
Fuel adjustment clause	47	11	—	—
Other	24	21	5	11
Total current regulatory assets	$198	$64	$11	$22

Noncurrent Regulatory Assets:
Defined benefit plans	$603	$523	$241	$256
Plant outage costs	49	54	—	—
Net metering	51	—	—	—
Environmental cost recovery	102	—	—	—
Taxes recoverable through future rates	50	—	—	—
Storm costs	146	11	—	—
Unamortized loss on debt	22	24	3	4
Interest rate swaps	10	18	—	—
Terminated interest rate swaps	67	70	—	—
Accumulated cost of removal of utility plant	226	228	226	228
AROs	309	302	—	—
Other	46	6	—	—
Total noncurrent regulatory assets	$1,681	$1,236	$470	$488

	PPL		PPL Electric
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Current Regulatory Liabilities:
Generation supply charge	$12	$10	$12	$10
Transmission service charge	14	21	14	21
Universal service rider	—	17	—	17
TCJA customer refund	20	22	20	22
Act 129 compliance rider	15	10	15	10
Transmission formula rate return on equity (a)	8	73	8	73
Economic relief billing credit	—	27	—	—
Derivative instruments	55	—	—	—
Rate adjustment mechanism	74	—	—	—
Energy efficiency	23	—	—	—
Other	20	2	—	—
Total current regulatory liabilities	$241	$182	$69	$153

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$917	$639	$—	$—
Power purchase agreement - OVEC	30	35	—	—
Net deferred taxes	1,857	1,591	513	531
Defined benefit plans	106	95	36	28
Terminated interest rate swaps	62	62	—	—
Energy efficiency	35	—	—	—
Other	49	—	—	—
Total noncurrent regulatory liabilities	$3,056	$2,422	$549	$559

	LG&E		KU
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Current Regulatory Assets:
Gas supply clause	$32	$21	$—	$—
Gas line tracker	—	3	—	—
Generation formula rate	—	—	2	2
Fuel adjustment clause	17	4	30	7
Other	3	5	1	—
Total current regulatory assets	$52	$33	$33	$9

Noncurrent Regulatory Assets:
Defined benefit plans	$189	$164	$123	$103
Storm costs	8	8	3	3
Unamortized loss on debt	12	12	7	8
Interest rate swaps	10	18	—	—
Terminated interest rate swaps	39	41	28	29
AROs	75	75	222	227
Plant outage costs	13	15	36	39
Other	9	4	11	2
Total noncurrent regulatory assets	$355	$337	$430	$411

	LG&E		KU
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Current Regulatory Liabilities:
Economic relief billing credit	$—	$21	$—	$6
Other	3	—	5	2
Total current regulatory liabilities	$3	$21	$5	$8

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$274	$262	$379	$377
Power purchase agreement - OVEC	21	24	9	11
Net deferred taxes	483	491	559	569
Defined benefit plans	11	10	59	57
Terminated interest rate swaps	31	31	31	31
Total noncurrent regulatory liabilities	$820	$818	$1,037	$1,045

(a)See “Regulatory Matters - Federal Matters - PPL Electric Transmission Formula Rate Return on Equity” below for additional information.

Following is an overview of regulatory assets and liabilities detailed in the preceding tables which were recognized as a result of the acquisition of RIE. Specific developments with respect to certain of these regulatory assets and liabilities are discussed in "Regulatory Matters."

Derivative Instruments

RIE evaluates open derivative instruments for regulatory deferral by determining if they are probable of recovery from, or refund to, customers through future rates. Derivative instruments that qualify for recovery are recorded at fair value, with changes in fair value recorded as regulatory assets or regulatory liabilities in the period in which the change occurs. The balance is reconcilable, and any over- or under-recovery from customers will be refunded or recovered annually in the subsequent year.

Energy Efficiency

Represents the difference between revenue billed to customers through RIE's energy efficiency charge and the costs of the RIE’s energy efficiency programs as approved by the RIPUC.

The energy efficiency charge is designed to collect the estimated costs of the RIE’s energy efficiency plan for the upcoming calendar year plus a full reconciliation of all costs and revenues for the current year including a reconciliation of forecasted revenue and costs for months of the current year for which actual data is not available at the time of the filing. Any projected amounts included in the energy efficiency charge filing are subject to reconciliation to actual amounts and any difference will be reflected in a future energy efficiency charge filing. The final annual over/under is reconciled in the next year's energy efficiency plan filing, as part of the reconciliation factor calculation. RIE may file to change the EEP charge at any time should significant over-or under-recoveries occur.

Environmental Cost Recovery

The regulatory asset represents deferred costs associated with RIE's share of the estimated costs to investigate and perform certain remediation activities at sites with which it may be associated. RIE's rate plans provide for specific rate allowances for these costs, with variances deferred for future recovery from, or return to, customers. RIE believes future costs, beyond the expiration of current rate plans, will continue to be recovered through rates. The regulatory asset represents the excess of amounts received in rates over RIE's actual site investigation and remediation costs.

Net Metering

Net metering deferral reflects the recovery mechanism for costs associated with customer-installed on-site generation facilities, including the costs of renewable generation credits. This surcharge provides RIE with a mechanism to recover such amounts. Net metering is reconcilable annually, and any over- or under-recovery from customers will be refunded to, or recovered from, customers through the adjustment factor determined for the subsequent year.

Rate Adjustment Mechanisms

In addition to commodity costs, RIE is subject to a number of additional rate adjustment mechanisms whereby an asset or liability is recognized resulting from differences between actual revenues and the underlying cost being recovered or differences between actual revenues and targeted amounts as approved by the RIPUC. The rate adjustment mechanisms are reconcilable, and any over- or under-recovery from customers will be refunded or recovered annually in the subsequent year.

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

Regulatory Matters

Rhode Island Activities (PPL)

Rate Case proceedings

On August 24, 2018, pursuant to Report and Order No. 23823 issued May 5, 2020, the RIPUC approved the terms of an Amended Settlement Agreement (ASA), reflecting an allowed return on equity (ROE) rate of 9.275% based on a common equity ratio of approximately 51%. RIE is currently in year four of the multi-year rate plan (Rate Plan). On June 30, 2021, the Rhode Island Division of Public Utilities and Carriers consented to an open-ended extension of the term of the Rate Plan such that RIE was not required to file its next rate case in order for new rates take effect no later than September 1, 2022 as originally contemplated by the ASA. Pursuant to the settlement with the Rhode Island Office of the Attorney General in connection with the acquisition of RIE by PPL, RIE currently does not anticipate filing a new base rate case until at least three years following the closing of the acquisition. Pursuant to the open-ended extension, the Rate Year 3 level of base distribution rates under ASA will remain in effect and RIE will continue to operate under the current Rate Plan until a new Rate Plan is approved by the RIPUC.

The ASA includes additional provisions, including (i) an Electric Transportation Initiative (the ET Initiative) to facilitate the growth of Electric Vehicle (EV) adoption and scaling of the market for EV charging equipment to advance Rhode Island's zero emission vehicles and greenhouse gas emissions policy goals, which the RIPUC is continuing to review in connection with certain underspending in the ET Initiative and the timing of crediting customers the deferral balance pursuant to the ASA, (ii) two energy storage demonstration projects, which are on track for timely completion, (iii) a new incentive-only performance incentive for System Efficiency: Annual Megawatt (MW) Capacity Savings, which sunsets in 2021 and requires a tariff advice filing with the RIPUC to extend, and (iv) several additional metrics for tracking and reporting purposes only.

Advanced Metering Functionality and Grid Modernization

On January 21, 2021, RIE filed its Updated Advance Metering Functionality (AMF) Business Case and Grid Modernization Plan (GMP) with the RIPUC in accordance with the rate case settlement. The Updated AMF Business Case – a foundational component of the GMP – seeks approval to deploy smart meters throughout the service territory. Pursuant to the written order issued on July 14, 2021, the RIPUC stayed the AMF and GMP proceedings pending further consideration following the issuance of a final Order by the Rhode Island Division of Public Utilities and Carriers on the Acquisition. RIE intends to withdraw the original AMF Updated Business Case and GMP and file a new AMF Business Case in September 2022, followed by a new GMP in December 2022.

COVID-19 Deferral Filing

On April 30, 2021, RIE filed a petition for approval to recognize regulatory assets related to COVID-19 Impacts (RIPUC Docket No. 5154). In its Petition, RIE seeks the RIPUC's authorization to create regulatory assets and consideration of future cost recovery for the following COVID-19 Costs: (1) the increased cost of customer accounts receivable that RIE will be unable to collect as a result of the COVID-19 pandemic, and the executive orders and RIPUC orders restricting RIE's collection activities as a result of the pandemic, which will result in increased net charge-offs; (2) lost revenue from unassessed late payment charges; and (3) charges to RIE for other fees that RIE has waived pursuant to the RIPUC's orders in RIPUC Docket No. 5022. The RIPUC has not taken any action on the filing to date and RIE is continuing to monitor the docket. RIE intends to evaluate its request to create a regulatory asset for COVID-19-related bad debt expense to consider the impact, if any, of the proposed arrearage forgiveness sought in RIE’s Petition to Forgive Certain Arrearage Balances for Low-Income and Protected Customers in Docket No. 22-08-GE, which RIE filed with the RIPUC to fulfill its obligations under PPL's settlement with the Rhode Island Attorney General.

FY 2023 Gas Infrastructure, Safety and Reliability (ISR) Plan

At an Open Meeting on March 29, 2022, the RIPUC conditionally approved RIE’s FY 2023 Gas ISR Plan and associated revenue requirement, subject to further review regarding RIE’s Proactive Main Replacement Program and its decision to reconstruct and purchase heating and pressure regulation equipment located at RIE’s Wampanoag and Tiverton take stations. Regarding the Proactive Main Replacement Program, the Chair of the RIPUC questioned whether the new main should be deemed “used and useful” and, hence, placed into rate base before the old main is fully abandoned. Currently, the new main is deemed “in-service” once the pipe is installed and gassed in. The RIPUC held a hearing on June 1, 2022 to further review RIE’s lag in performance in replacing mains, including reasons for the lag, ratemaking implications, and the "used and useful" standard. RIE responded to several record requests following the hearing and the matter is still pending with the RIPUC. If the RIPUC rules that RIE may not include a new main in rate base until it has completed the abandonment of the old main, the RIPUC may order an adjustment to the revenue requirement through the 2023 annual reconciliation process. Such a decision could cause a 1-year decline in the annual total for Capital Additions/ Plant In-Service. RIE cannot predict the outcome of this matter and an estimate of the impact cannot be determined. Also, the RIPUC directed RIE to submit prefiled testimony on the issue of its replacement of heating and pressure regulation facilities at the Wampanoag and Tiverton take stations and to address three issues, specifically: (i) a cost-benefit analysis arising from RIE’s decision to take ownership of the reconstructed take station equipment; (ii) the potential that the benefits derived from the reconstruction and ownership transfer of the take station equipment will not be realized due to the future use of hydrogen or abandonment of the gas system; and (iii) the depreciation and accounting treatment of the reconstructed take station equipment. RIE filed this testimony with the RIPUC on May 16, 2022 and this issue is still pending before the RIPUC.

Federal Matters

PPL Electric Transmission Formula Rate Return on Equity (PPL and PPL Electric)

In May 2020, PP&L Industrial Customer Alliance (PPLICA) filed a complaint with the FERC alleging that PPL Electric's base ROE used to determine PPL Electric’s formula transmission rate was unjust and unreasonable. In August 2021, PPL Electric entered into a settlement agreement (the Settlement) with PPLICA and all other parties, including intervenors. The key aspects of the Settlement include changes to PPL Electric’s base ROE, changes to the equity component of PPL Electric’s capital structure, allowing modification of the current rate year to a calendar year and allowing modification of the current formula rate based on a historic test year to a projected test year. The settlement was approved by the FERC in November 2021. The interim rates reflecting the agreed-to-base ROE in the Settlement were effective December 1, 2021.

In the three and six months ended June 30, 2021, PPL and PPL Electric recorded a revenue reduction on the Statement of Income of $17 million and $36 million after-tax representing an estimate of the revenue subject to refund from the date of the complaint through June 30, 2021. Of these amounts, $7 million and $13 million for the three and six months ended June 30,2021, related to the period from May 21, 2020 to December 31, 2020.

As of December 31, 2021, PPL and PPL Electric had a regulatory liability on the Balance Sheet of $73 million, which represents revenue subject to refund based on the difference between charges that were calculated using the ROE in effect at the time and charges calculated using the revised ROE provided for in the Settlement, plus interest at the FERC interest rate. During the three and six months ended June 30, 2022, $30 million and $74 million of revenue was refunded to customers, respectively. The total balance at December 31, 2021, plus additional interest recorded was refunded to customers by May 31, 2022.

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

Recovery of Transmission Costs (PPL)

On an interim basis, RIE's transmission facilities continue to be operated in combination with the transmission facilities of National Grid's New England affiliates, Massachusetts Electric Company (MECO) and NEP, as a single integrated system with NEP designated as the combined operator. NEP collects the costs of the combined transmission asset pool including a return on those facilities under NEP's Tariff No. 1 from the ISO. The ISO allocates these costs among transmission customers in New England, in accordance with the ISO Open Access Transmission Tariff (ISO-NE OATT).

According to the FERC orders, RIE is compensated for its actual monthly transmission costs, with its authorized maximum ROE of 11.74% on its transmission assets. The amount remitted by NEP to RIE for the three and six months ended June 30, 2022 was $14 million.

The ROE for transmission rates under the ISO-NE OATT is the subject of four complaints that are pending before the FERC. On October 16, 2014, the FERC issued an order on the first complaint, Opinion No. 531-A, resetting the base ROE applicable to transmission assets under the ISO-NE OATT from 11.14% to 10.57% effective as of October 16, 2014 and establishing a maximum ROE of 11.74%. On April 14, 2017, this order was vacated and remanded by the District of Columbia Circuit (Court of Appeals). After the remand, the FERC issued an order on October 16, 2018 applicable to all four pending cases where it proposed a new base ROE methodology that, with subsequent input and support from the New England Transmission Owners (NETO), yielded a base ROE of 10.41%. Subsequent to the FERC's October 2018 order in the New England Transmission Owners cases, the FERC further refined its ROE methodology in another proceeding and has applied that refined methodology to transmission owners’ ROEs in other jurisdictions, and the NETOs filed further information in the New England matters to distinguishing their case. Those determinations in other jurisdictions are currently on appeal before the Court of Appeals. The proceeding and the final base rate ROE determination in the New England matters remain open, pending a final order from the FERC. PPL cannot predict the outcome of this matter, and an estimate of the impact cannot be determined.

Other

Purchase of Receivables Program (PPL and PPL Electric)

In accordance with a PAPUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During the three and six months ended June 30, 2022, PPL Electric purchased $273 million and $622 million of accounts receivable from alternative suppliers. During the three and six months ended June 30, 2021, PPL Electric purchased $250 million and $574 million of accounts receivable from alternative suppliers.

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

	June 30, 2022					December 31, 2021
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
PPL Capital Funding (a)
Syndicated Credit Facility	Dec. 2026	$1,250	$—	$256	$994	$—	$—
Bilateral Credit Facility	Mar. 2023	100	—	—	100	—	—
Bilateral Credit Facility (b)	Mar. 2023	100	—	60	40	—	15
Total PPL Capital Funding Credit Facilities		$1,450	$—	$316	$1,134	$—	$15

PPL Electric
Syndicated Credit Facility	Dec. 2026	$650	$—	$1	$649	$—	$1

LG&E
Syndicated Credit Facility	Dec. 2026	$500	$—	$394	$106	$—	$69

KU
Syndicated Credit Facility	Dec. 2026	$400	$—	$338	$62	$—	$—

(a)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(b)Includes a $45 million letter of credit on behalf of RIE.

(PPL, LG&E and KU)

In March 2022, PPL Capital Funding amended and restated its two existing $50 million bilateral credit facilities to extend the termination dates from March 9, 2022 to March 6, 2023 and to increase the borrowing capacity under each facility to $100 million.

In July 2022, LG&E entered into a $300 million term loan credit facility expiring in 2024. On July 29, 2022, LG&E borrowed $300 million under this facility at an initial interest rate of 3.23%. The per annum interest rate fluctuates based on the applicable secured overnight financing rate plus a spread. The proceeds will be used to repay short-term debt and for general corporate purposes.

In July 2022, KU entered into a $300 million term loan credit facility expiring in 2024. On July 29, 2022, KU borrowed $300 million under this facility at an initial interest rate of 3.23%. The per annum interest rate fluctuates based on the applicable secured overnight financing rate plus a spread. The proceeds will be used to repay short-term debt and for general corporate purposes.

(All Registrants)

PPL Capital Funding, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	June 30, 2022				December 31, 2021
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding (a)	1.19%	$1,350	$256	$1,094		$—
PPL Electric		650	—	650		—
LG&E	1.20%	425	394	31	0.31%	69
KU	1.21%	350	338	12		—
Total		$2,775	$988	$1,787		$69

(a)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.

(PPL Electric, LG&E, and KU)

See Note 11 for discussion of intercompany borrowings.

(PPL)

Long-term Debt

As a result of the acquisition of Narragansett Electric on May 25, 2022, PPL assumed approximately $1.5 billion of long-term debt. The following was outstanding at June 30, 2022:

	Weighted-Average Rate (a)	Maturities (a)	June 30, 2022
RIE
Senior Unsecured Notes	4.10%	2028 - 2042	$1,500
Senior Secured Notes/First Mortgage Bonds (b)	8.27%	2022 - 2025	16
Total Long-term Debt before adjustments			1,516

Unamortized debt issuance costs			(6)
Total Long-term Debt			1,510
Less current portion of Long-term Debt			14
Total Long-term Debt, noncurrent			$1,496

(a)The table reflects principal maturities only, based on stated maturities or earlier put dates, and the weighted-average rates as of June 30, 2022.
(b)Includes first mortgage bonds with an annual sinking fund requirement of $750,000 through maturity in 2025.

The aggregate maturities of long-term debt, based on stated maturities or earlier put dates, for the periods 2022 through 2026 and thereafter are as follows:

RIE
2022	$14
2023	1
2024	1
2025	1
2026	—
Thereafter	1,499
Total	$1,516

Equity Securities

Share Repurchase

In August 2021, PPL's Board of Directors authorized share repurchases of up to $3 billion of PPL common shares. In 2021, PPL repurchased approximately $1 billion of PPL common shares. There were no share repurchases during the three and six months ended June 30, 2022. The actual additional amounts to be repurchased pursuant to this authority will depend on various factors, including PPL’s share price and market conditions. PPL may purchase shares on each trading day subject to market conditions and principles of best execution.

Dividends

In June 2022, PPL declared a quarterly common stock dividend, payable July 1, 2022, of 22.5 cents per share (equivalent to 90.0 cents per annum).

Preferred Stock

RIE has $3 million of certain issues of non-participating cumulative preferred stock outstanding that can be redeemed at the option of RIE. There are no mandatory redemption provisions on the cumulative preferred stock. Dividends on the cumulative preferred stock accrue quarterly and are prior to any dividends on the common stock of RIE. Pursuant to the preferred stock arrangement, as long as any preferred stock is outstanding, certain restrictions on payment of common stock dividends would come into effect if the common stock equity of RIE was, or by reason of payment of such dividends became, less than 25% of total capitalization of RIE. RIE was current on the preferred stock dividends and was in compliance with this covenant and accordingly, was not restricted as to the payment of common stock dividends under the foregoing provisions as of June 30, 2022.

8. Acquisitions, Development and Divestitures

(PPL)

Acquisitions

Acquisition of Narragansett Electric

On May 25, 2022, PPL Rhode Island Holdings acquired 100% of the outstanding shares of common stock of Narragansett Electric from National Grid U.S., a subsidiary of National Grid plc (the Acquisition). Narragansett Electric, whose service area covers substantially all of Rhode Island, is primarily engaged in the transmission and distribution of natural gas and electricity. The Acquisition expands PPL's portfolio of regulated natural gas and electricity transmission and distribution assets and is expected to improve credit metrics and enhance long term earnings growth. Following the closing of the Acquisition, Narragansett Electric provides services doing business under the name Rhode Island Energy (RIE).

The consideration for the Acquisition consisted of approximately $3.8 billion in cash and approximately $1.5 billion of long-term debt assumed through the transaction. The fair value of the consideration paid for Narragansett Electric was as follows (in billions):

Aggregate enterprise consideration	$5.3
Less: fair value of assumed long-term debt outstanding	1.5
Total cash consideration	$3.8

The $3.8 billion total cash consideration paid was funded with proceeds from PPL's 2021 sale of its U.K. utility business.

In connection with the Acquisition, National Grid USA Service Company, Inc., National Grid U.S. and Narragansett Electric have entered into a transition services agreement (TSA), pursuant to which National Grid has agreed to provide certain transition services to Narragansett Electric to facilitate the transition of the operation of Narragansett Electric to PPL following the Acquisition, as agreed upon in the Narragansett SPA. The TSA is for an initial two-year term and is subject to extension as necessary to complete the successful transition. TSA costs of $18 million were incurred for the three and six-month periods ended June 30, 2022.

Acquisition Approval

The Acquisition required certain approvals or waivers, including, among others, approval of National Grid USA's shareholders, authorizations or waivers from the Rhode Island Division of Public Utilities and Carriers, the Massachusetts Department of Public Utilities, the Federal Communications Commission (FCC), and the FERC, as well as review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. All such approvals were received prior to closing of the Acquisition.

Commitments to the Rhode Island Division of Public Utilities and Carriers and the Attorney General of the State of Rhode Island

As a condition to the Acquisition, PPL made certain commitments to the Rhode Island Division of Public Utilities and Carriers and the Attorney General of the State of Rhode Island. As a result:

•RIE will provide a credit to all of its electric and natural gas distribution customers in the total amount of $50 million. Based on the relative number of electric distribution customers and natural gas distribution customers, RIE expects to credit $33 million to electric customers and $17 million to natural gas customers. Each electric customer will receive the same credit, and each natural gas customer will receive the same credit. On July 12, 2022, the RIPUC voted to suspend the tariff advice for bill credits for 60 days to allow more time to issue discovery on the filing. These credits will reduce revenue in future periods when the credits are issued.
•RIE will forgive approximately $44 million ($21 million net of allowance for doubtful accounts) in arrearages for low-income and protected residential customers, which represents 100% of the arrearages over 90 days for those customers as of March 31, 2022. PPL deemed these accounts uncollectible and fully reserved for them in the second quarter of 2022, resulting in an increase to "Other operations and maintenance expense" of $23 million for the three and six-month periods ended June 30, 2022.
•RIE will not file a base rate case seeking an increase in base distribution rates for natural gas and/or electric service sooner than three years from the Acquisition date, and RIE will not submit a request for a change in base rates unless and until there is at least twelve months of operating experience under PPL's exclusive leadership and after the TSA with National Grid terminates.
•RIE will forgo potential recovery of any and all transition costs which PPL estimates will be approximately $408 million through June 30, 2024 and includes (1) the installation of certain information technology systems; (2) modification and enhancements to physical facilities in Rhode Island; and (3) incurring costs related to severance payments, communications and branding changes, and other transition related costs. These costs will be expensed as incurred. These costs were $74 million and $101 million for the three and six-month periods ended June 30, 2022.
•RIE will not seek to recover any transaction costs related to the Acquisition, which were $27 million through June 30, 2022, including $16 million and $18 million for the three and six-month periods ended June 30, 2022 which were recorded in "Other operations and maintenance expense."
•RIE will not seek to recover in rates any markup charged by National Grid U.S. and/or its affiliates under the TSA. These amounts were immaterial as of June 30, 2022.
•In June 2022, RIE expensed $20 million of regulatory assets as of the Acquisition date for the Gas Business Enablement (GBE) project and for certain Cybersecurity/IT investments related to GBE. The expense was recorded to "Other operations and maintenance expense" on the income statement for the three and six months ended June 30, 2022. RIE will not seek to recover these regulatory assets from customers in any future proceedings.
•RIE will exclude all goodwill from the ratemaking capital structure.

•RIE will hold harmless Rhode Island customers from any changes to Accumulated Deferred Income Taxes (ADIT) as a result of the Acquisition. RIE reserves the right to seek rate adjustments based on future changes to ADIT that are not related to the Acquisition.
•RIE will not increase its revenue requirement to a level higher than what would exist in the absence of the Acquisition as a result of any restatement of pension and other post-retirement benefits plan assets and liabilities to fair value after the close of the Acquisition.
•Rhode Island Holdings will contribute $2.5 million to the Rhode Island Commerce Corporation's Renewable Energy Fund and not use any of the $2.5 million to meet its pre-existing renewable energy credit goals in Rhode Island or any other state. This contribution was made during the quarter ended June 30, 2022 and was recorded in "Other Income (Expense)."
•RIE will make available up to $2.5 million for the Rhode Island Attorney General to utilize as needed in evaluating PPL's report on RIE's specific decarbonization goals to support Rhode Island's 2021 Act on Climate or to assess the future of the gas distribution business in Rhode Island. This amount was accrued during the quarter ended June 30, 2022 and was recorded in "Other Income (Expense)."
•Various other operational and reporting commitments have been established.

Purchase Price Allocation

The operations of Narragansett Electric are subject to the accounting for certain types of regulation as prescribed by GAAP. The carrying value of Narragansett Electric’s assets and liabilities subject to rate-setting and cost recovery provisions provide revenues derived from costs, including a return on investment of assets and liabilities included in rate base. As such, the fair values of these assets and liabilities equal their carrying values. Accordingly, neither the assets acquired or liabilities assumed, nor the unaudited pro forma financial information presented below, reflect any adjustments related to these amounts.

The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was $1,581 million, which has been recorded as goodwill. PPL has elected to not push down the effects of purchase accounting to the financial statements of RIE or PPL's Rhode Island Regulated segment. Accordingly, the Rhode Island Regulated segment includes $725 million of legacy goodwill acquired. The remaining excess purchase price of $856 million is being included in PPL's Corporate and Other category for segment reporting purposes. The goodwill reflects the value paid for the expected continued growth of a rate-regulated business located in a defined service area with a constructive regulatory environment, the ability of PPL to leverage its assembled workforce to take advantage of those growth opportunities and the attractiveness of stable, growing cash flows. The tax goodwill will be deductible for income tax purposes, and as such, deferred taxes will be recorded related to goodwill.

The table below shows the preliminary allocation of the purchase price to the assets acquired and liabilities assumed that were recorded in PPL’s Consolidated Balance Sheet at the Acquisition date. The allocation is subject to change during the one-year measurement period as additional information is obtained about the facts and circumstances that existed at closing. The items pending finalization include, but are not limited to, final working capital adjustments and the valuation of defined benefit plans. As a result, the amount of goodwill included below may change by a material amount as PPL finalizes the allocation of the purchase price.

May 25, 2022
Assets

Current Assets
Cash and Cash Equivalents	$142
Accounts Receivable (a)	195
Unbilled Revenues	54
Price Risk Management Assets	99
Regulatory Assets	75
Other Current Assets	65
Total Current Assets	630

May 25, 2022

Noncurrent Assets
Property, Plant and Equipment, net	3,990
Regulatory Assets	437
Goodwill	1,581
Other Noncurrent Assets	134
Total Noncurrent Assets	6,142

Total Assets	$6,772

Liabilities

Current Liabilities
Long-Term Debt Due Within One Year	$14
Accounts Payable	183
Taxes Accrued	44
Regulatory Liabilities	237
Other Current Liabilities	198
Total Current Liabilities	676

Noncurrent Liabilities
Long-Term Debt	1,496
Regulatory Liabilities	628
Other Deferred Credits and Noncurrent Liabilities	150
Noncurrent Liabilities	2,274

Total Purchase Price (Balance Sheet Net Assets)	$3,822

(a) Amounts represent fair value as of May 25, 2022. The gross contractual amount is $255 million. Cash flows not expected to be collected as of May 25, 2022 are $60 million.

Pro Forma Financial Information

The actual RIE Operating Revenues and Net income attributable to PPL included in PPL's Statement of Income for the period ended June 30, 2022, and PPL's unaudited pro forma 2022 and 2021 Operating Revenues and Net Income (Loss) attributable to PPL, including RIE, as if the Acquisition had occurred on January 1, 2021 are as follows.

	Operating Revenues	Net Income (Loss)
Actual RIE results included from May 25, 2022 - June 30, 2022 (a)	$128	$(29)
PPL Pro Forma for the six months ended 2022	4,203	456
PPL Pro Forma for the six months ended 2021	3,588	(259)

(a)Net Income (Loss) includes expenses of $48 million (pre-tax) related to commitments made as a condition of the Acquisition.

The pro forma financial information presented above has been derived from the historical consolidated financial statements of PPL and Narragansett Electric. Non-recurring items included in the 2022 pro forma financial information include: (a) $18 million (pre-tax) of transaction costs related to the Acquisition, primarily for advisory, accounting and legal fees incurred, (b) $101 million (pre-tax) of Acquisition integration costs, (c) write-offs of $43 million (pre-tax) of certain accounts receivable and regulatory assets of RIE and $5 million (pre-tax) of expenses accrued in support of Rhode Island's decarbonization goals, all of which were conditions of the Acquisition, and (d) the income tax effect of these items, which was tax effected at the statutory federal income tax rate of 21%.

Non-recurring items included in the 2021 pro forma financial information include: (a) $10 million (pre-tax) of Acquisition integration costs and (b) the income tax effect of this item, which was tax effected at the statutory federal income tax rate of 21%. Losses from the discontinued operations (net of income taxes) of PPL of $1,488 million in 2021 were excluded from the pro forma amount above.

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

Summarized Results of Discontinued Operations

The operations of the U.K. utility business are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statement of Income for the periods ended June 30, 2021 as follows:

	Three Months	Six Months
Operating Revenues	$710	$1,344
Operating Expenses	214	466
Other Income (Expense) - net	136	202
Interest Expense (a)	116	209
Income before income taxes	516	871
Loss on sale	38	(1,609)
Income taxes	(1)	750
Income (Loss) from Discontinued Operations (net of income taxes)	$555	$(1,488)

(a)No interest from corporate level debt was allocated to discontinued operations

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

	Pension Benefits
	Three Months		Six Months
	2022	2021	2022	2021
PPL
Service cost	$13	$15	$25	$28
Interest cost	30	29	62	61
Expected return on plan assets	(63)	(66)	(127)	(127)
Amortization of:
Prior service cost	2	2	4	4
Actuarial loss	17	24	29	49
Net periodic defined benefit costs (credits) before settlements	(1)	4	(7)	15
Settlements (a)	12	—	12	—
Net periodic defined benefit costs (credits)	$11	$4	$5	$15

(a)Due to the amount of lump sum payment distributions from the LKE qualified pension plan, settlement charges were incurred during the three and six months ended June 30, 2022. In accordance with existing regulatory accounting treatment, LG&E and KU have primarily maintained the settlement charge in regulatory assets to be amortized over 15 years.

	Other Postretirement Benefits
	Three Months		Six Months
	2022	2021	2022	2021
PPL
Service cost	$2	$1	$3	$3
Interest cost	4	4	8	8
Expected return on plan assets	(6)	(7)	(12)	(12)
Amortization of:
Prior service cost	1	1	1	1
Actuarial loss	(2)	—	(2)
Net periodic defined benefit costs (credits)	$(1)	$(1)	$(2)	$—

(All Registrants)

The non-service cost components of net periodic defined benefit costs (credits) (interest cost, expected return on plan assets, amortization of prior service cost and amortization of actuarial gain and loss) are presented in "Other Income (Expense) - net" on the Statements of Income. See Note 12 for additional information.

10. Commitments and Contingencies

Energy Purchase Commitments (PPL)

RIE has several long-term contracts for the purchase of electric power. Substantially all of these contracts require power to be delivered before RIE is obligated to make payment. Additionally, RIE has entered into various contracts for gas delivery, storage, and supply services. Certain of these contracts require payment of annual demand charges, which are recoverable from customers. RIE is liable for these payments regardless of the level of service required from third-parties.

These contracts include the following commitments:

Contract Type	Maximum Maturity Date
Electric power	2024
Gas-related	Beyond 2027

RIE’s commitments under these long-term contracts subsequent to June 30, 2022 are summarized in the table below.

	Total	2022	2023-2024	2025-2026	After 2026

Energy Purchase Obligations	$809	$200	$216	$81	$312

Long-term Contracts for Renewable Energy (PPL)

Several of the obligations included in the table above relate to certain long-term contracts for renewable energy, including:

•the Deepwater Wind Power Purchase Agreement (PPA), involving a proposal for a small scale renewable energy generation project of up to eight offshore wind turbines with an aggregate nameplate capacity of up to 30 MW to benefit the Town of New Shoreham and an underwater cable to Block Island, which entered into service in October 2016;
•the Three-State Procurement, involving eight long-term contracts pursuant to the Rhode Island Long-Term Contracting Standard (LTCS) of which 36.75 MW is currently operational and with respect to which RIE collects 2.75% remunerations in the annual payments pursuant to the LTCS; and
•the Offshore Wind Energy Procurement, pursuant to a 20-year power purchase agreement (PPA) with DWW Rev I, LLC (Revolution Wind), with and expected capacity of 408 MW expected to be operational in 2024; this contract was approved without remuneration, but allows RIE to seek costs incurred under the agreement.

In addition, RIE is obligated under the LTCS (as amended in 2014) to annually solicit for renewable projects until 90 MW of renewable capacity has been secured. To date these solicitations, as approved by the RIPUC, have included: (i) a 15-year PPA with Orbit Energy Rhode Island, LLC for a 3.2 MW anaerobic digester biogas project located in Johnston, Rhode Island, placed in service in 2017, (ii) a 15-year PPA with Black Bear Development Holdings, LLC for a 3.9 MW run-of-river hydroelectric plant located in Orono, Maine, placed in service in 2013, (iii) a 15-year PPA with Champlain Wind, LLC for a 48 MW land-based wind project located in Carroll Plantation and Kossuth Township, Maine, placed in service in January 2017, but which was ultimately terminated and its contribution to the 90 MW total requiring replacement, (iv) a 15-year PPA with Copenhagen Wind Farm, LLC for an 80 MW land-based wind project located in Denmark, New York, placed in service in 2018, and (v) a 20 year PPA with Gravel Pit Solar II, LLC (Gravel Pit Solar) for a 49.5 MW land based bifacial solar project located in East Windsor, CT that was terminated on May 24, 2022. RIE will be required to backfill approximately 3 MW to fulfill the required 90 MW under LTCS.

In addition to the LTCS, in July 2022, Rhode Island passed an amendment to the Affordable Clean Energy Security Act (ACES) that requires RIE to issue a request for proposals (RFP) for at least 600 MW but no greater than 1,000 MW of newly developed offshore wind capacity no later than October 15, 2022. RIE must file the RFP with the RIPUC for public comment 30 days in advance. RIE must negotiate in good faith to achieve a commercially reasonable contract and must file said contract with the RIPUC for approval no later than March 15, 2024, unless RIE can show that the bids are unlikely to lead to a contract that meets all of the statutory requirements.

As approved by the RIPUC, RIE is allowed to pass through commodity-related/purchased power costs to customers and collect remuneration equal to 2.75% for long-term contracts approved pursuant to LTCS that have achieved commercial operation. For long-term contracts approved pursuant to ACES, as amended, on or after January 1, 2022, RIE is entitled to financial remuneration equal to 1.0% through December 31, 2026 for those projects that are commercially operating. For long-term contracts approved pursuant to ACES on or after January 1, 2027, RIE is not entitled to any financial remuneration, unless otherwise granted by the RIPUC. Also, the amendments to ACES added a provision, which provides that for any calendar year in which RIE’s actual return on equity exceeds the return on equity allowed by the RIPUC in the last general rate case, the RIPUC may adjust any or all remuneration to assure that such remuneration does not result in or contribute toward RIE earning above its allowed return for such calendar year.

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

Talen Montana Retirement Plan and Talen Energy Marketing, LLC, Individually and on Behalf of All Others Similarly Situated v. PPL Corporation et al.

On October 29, 2018, Talen Montana Retirement Plan and Talen Energy Marketing filed a putative class action complaint on behalf of current and contingent creditors of Talen Montana who allegedly suffered harm or allegedly will suffer reasonably foreseeable harm as a result of a November 2014 distribution of proceeds from the sale of then-PPL Montana's hydroelectric generating facilities. The action was filed in the Sixteenth Judicial District of the State of Montana, Rosebud County, against PPL and certain of its affiliates and current and former officers and directors (Talen Putative Class Action). Plaintiff asserts claims for, among other things, fraudulent transfer, both actual and constructive; recovery against subsequent transferees; civil conspiracy; aiding and abetting tortious conduct; and unjust enrichment. Plaintiff is seeking avoidance of the purportedly fraudulent transfer, unspecified damages, including punitive damages, the imposition of a constructive trust, and other relief. In December 2018, PPL removed the Talen Putative Class Action from the Sixteenth Judicial District of the State of Montana to the United States District Court for the District of Montana, Billings Division (MT Federal Court). In January 2019, the plaintiff moved to remand the Talen Putative Class Action back to state court, and dismissed without prejudice all current and former PPL Corporation directors from the case. In September 2019, the MT Federal Court granted plaintiff's motion to remand the case back to state court. Although, the PPL defendants petitioned the Ninth Circuit Court of Appeals to grant an appeal of the remand decision, in November 2019, the Ninth Circuit Court of Appeals denied that request and in December 2019, Talen Montana Retirement Plan filed a Second Amended Complaint in the Sixteenth Judicial District of the State of Montana, Rosebud County, which removed Talen Energy Marketing as a plaintiff. In January 2020, PPL defendants filed a motion to dismiss the Second Amended Complaint or, in the alternative, to stay the proceedings pending the resolution of the below mentioned Delaware Action. The Court held a hearing on June 24, 2020 regarding the motions. On September 11, 2020, the Court granted PPL defendants' alternative Motion for a Stay of the proceedings. As described below, this case will now proceed in the United States Bankruptcy Court for the Southern District of Texas (Texas Bankruptcy Court).

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

In January 2022, Vice-Chancellor Joseph R. Slights III, the judge assigned to this litigation, announced his retirement. Thereafter, this case was removed from the trial schedule and is awaiting the assignment of a new judge. As described below, this case will now proceed in the Texas Bankruptcy Court.

Talen Energy Supply, LLC et al. | Talen Montana LLC v. PPL Corp., PPL Capital Funding, Inc., PPL Electric Utilities Corp., and PPL Energy Funding (PPL and PPL Electric)

On May 9, 2022, Talen Energy Supply, LLC and 71 affiliates, including Talen Montana, LLC, filed petitions for protection under Chapter 11 of the Bankruptcy Code in the Texas Bankruptcy Court.

On May 10, 2022, Talen Montana, LLC, as debtor-in-possession, filed a complaint initiating an adversary proceeding (Adversary Proceeding) in the Texas Bankruptcy Court against PPL Corporation, PPL Capital Funding, Inc., PPL Electric Utilities Corporation, and PPL Energy Funding Corporation. Similar to the litigation in Montana, the Adversary Proceeding seeks the recovery of an allegedly fraudulent transfer relating to PPL Montana’s November 2014 sale of hydroelectric assets to Northwestern and subsequent distribution of certain proceeds of that sale, reiterating claims that the parties have already been litigating.

Also on May 10, 2022, certain Talen entities sought to remove both (1) the Montana action previously referred to as the Rosebud class action from state court to a federal district court in Montana (Montana District Court) and (2) the Delaware action to a federal district court in Delaware (Delaware District Court). Talen Montana, LLC then filed a motion to intervene and a motion to transfer the Montana case to the Texas Bankruptcy Court. Talen also filed a Motion to transfer the Delaware District Court action to the Texas Bankruptcy Court. Plaintiffs will seek to consolidate the Rosebud Class action and Delaware action in the Texas Bankruptcy Court.

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

PPL believes that it has meritorious defenses to the claims made in the Adversary Proceeding and intends to vigorously defend against this action. At this time, PPL cannot predict the outcome of the Adversary Proceeding or estimate the range of possible losses, if any, that PPL might incur as a result of the claims, although they could be material.

Narragansett Electric Litigation (PPL)

Aquidneck Island

In January 2019, Narragansett Electric suffered a significant loss of gas supply to the distribution system that serves customers on Aquidneck Island in Rhode Island, affecting approximately 7,500 customers. Following Narraganset Electric’s efforts to address customer concerns and expenses following the incident, and an investigation by the Rhode Island Division of Public Utilities and Carriers, Narragansett Electric published a long-term capacity study for energy solutions for Aquidneck Island and gathered extensive stakeholder feedback. Narraganset Electric continues to discuss this matter with the Rhode Island Division of Public Utilities and Carriers. Narragansett Electric filed a supplemental application for its long-term solution on April 1, 2022.

Narragansett Electric is facing various lawsuits related to the Aquidneck Island gas supply interruption, including two purported class actions. Narragansett Electric is actively defending against these claims. This matter is covered by excess liability insurance, which is currently reimbursing RIE for ongoing costs and claim amounts, subject to reservation of rights, and is not expected to materially affect RIE’s results of operations, financial position or cash flows.

Energy Efficiency Programs Investigation

Narragansett Electric, while under the ownership of National Grid, performed an internal investigation into conduct associated with its energy efficiency programs. Any adjustments that may be a result of the internal investigation remain subject to review and approval by the RIPUC. At this time, it is not possible to predict the final outcome or determine the total amount of any additional liabilities that may be incurred in connection with it by Narragansett Electric. This review by the RIPUC may be impacted by other investigations that are ongoing related to National Grid. Narragansett Electric does not expect this matter will have a material adverse effect on its results of operations, financial position or cash flows.

On June 27, 2022, the RIPUC opened a new docket (RIPUC Docket 22-05-EE) to investigate RIE’s actions and the actions of its National Grid employees during the time RIE was a National Grid USA affiliate being provided services by National Grid USA Service Company, Inc. relating to the manipulation of the reporting of invoices affecting the calculation of past energy efficiency shareholder incentives and the resulting impact on customers.

E.W. Brown Environmental Assessment (PPL and KU)

KU is undertaking extensive remedial measures at the E.W. Brown plant including closure of the former ash pond, implementation of a groundwater remedial action plan and performance of a corrective action plan including aquatic study of adjacent surface waters and risk assessment. The aquatic study and risk assessment are being undertaken pursuant to a 2017 agreed Order with the Kentucky Energy and Environment Cabinet (KEEC). KU conducted sampling of Herrington Lake in 2017 and 2018. In June 2019, KU submitted to the KEEC the required aquatic study and risk assessment, conducted by an independent third-party consultant, finding that discharges from the E.W. Brown plant have not had any significant impact on Herrington Lake and that the water in the lake is safe for recreational use and meets safe drinking water standards. On May 31, 2021, the KEEC approved the report and released a response to public comments. On August 6, 2021, KU submitted a Supplemental Remedial Alternatives Analysis report to the KEEC that outlines proposed additional fish, water, and sediment testing. On February 18, 2022, the KEEC provided approval to KU to proceed with the proposed sampling, which commenced in the spring of 2022.

Air (PPL and LG&E)

Sulfuric Acid Mist Emissions

In June 2016, the EPA issued a notice of violation under the Clean Air Act alleging that LG&E violated applicable rules relating to sulfuric acid mist emissions at its Mill Creek plant. The notice alleges failure to install proper controls, failure to operate the facility consistent with good air pollution control practice and causing emissions exceeding applicable requirements or constituting a nuisance or endangerment. LG&E believes it has complied with applicable regulations during the relevant time period. On July 31, 2020, the U.S. Department of Justice and Louisville Metro Air Pollution Control District filed a complaint in the U.S. District Court for the Western District of Kentucky alleging violations specified in the EPA notice of violation and seeking civil penalties and injunctive relief. In October 2020, LG&E filed a motion to dismiss the complaint. In December 2020, the U.S. Department of Justice and the Louisville Metro Air Pollution Control District filed an amended complaint. In February 2021, LG&E filed a renewed motion to dismiss regarding the amended complaint. On February 23, 2022, the court entered a Consent Decree negotiated by the parties to resolve the violations alleged in the complaint. The Consent Decree requires LG&E to pay a civil penalty and perform a supplemental environmental project (SEP). The agreed penalty and SEP do not have a significant impact on LG&E's operations or financial condition.

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

CCRs

In 2015, the EPA issued a final rule governing management of CCRs which include fly ash, bottom ash and sulfur dioxide scrubber wastes. The CCR Rule imposes extensive new requirements for certain CCR impoundments and landfills, including public notifications, location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements, and specifies restrictions relating to the beneficial use of CCRs. In July 2018, the EPA issued a final rule extending the deadline for closure of certain impoundments and adopting other substantive changes. In August 2018, the D.C. Circuit Court of Appeals vacated and remanded portions of the CCR Rule. In December 2019, the EPA addressed the deficiencies identified by the court and proposed amendments to change the closure deadline. In August 2020, the EPA published a final rule extending the deadline to initiate closure to April 11, 2021, while providing for certain extensions. The EPA is conducting ongoing rulemaking actions regarding various other amendments to the rule. Certain ongoing legal challenges to various provisions of the CCR Rule have been held in abeyance pending review by the EPA pursuant to the President's executive order. PPL, LG&E, and KU are monitoring the EPA’s ongoing efforts to refine and implement the regulatory program under the CCR Rule. The EPA has issued several recent proposed regulatory determinations, facility notifications and public announcements which indicate increased scrutiny by the EPA to determine the adequacy of measures taken by facility owners and operators to achieve closure of CCR surface impoundments and landfills. In particular, the agency indicated that it will focus on certain practices that it views as posing a threat of continuing groundwater contamination. Future guidance, regulatory determinations, rulemakings and other developments could potentially require revisions to current LG&E and KU compliance plans including additional monitoring and remediation at surface impoundments and landfills, the cost of which could be substantial. PPL, LG&E and KU are unable to predict the outcome of the ongoing litigation, rulemaking, and regulatory determinations or potential impacts on current LG&E and KU compliance plans. The Registrants are currently finalizing closure plans and schedules.

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

Superfund and Other Remediation (All Registrants)

PPL, PPL Electric, LG&E and KU are potentially responsible for investigating and remediating contamination under the federal Superfund program and similar state programs. Actions are under way at certain sites including former coal gas manufacturing plants in Pennsylvania and Kentucky previously owned or operated by, or currently owned by predecessors or affiliates of, PPL Electric, LG&E and KU. PPL Electric is potentially responsible for a share of clean-up costs at certain sites including the Columbia Gas Plant site and the Brodhead site. Cleanup actions have been or are being undertaken at these sites as requested by governmental agencies, the costs of which have not been and are not expected to be significant to PPL Electric.

As of June 30, 2022 and December 31, 2021, PPL Electric had a recorded liability of $10 million representing its best estimate of the probable loss incurred to remediate the sites identified above. Depending on the outcome of investigations at identified sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred. PPL Electric, LG&E and KU lack sufficient information about such additional sites to estimate any potential liability or range of reasonably possible losses, if any, related to these sites. Such costs, however, are not currently expected to be significant.

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

Narragansett Electric

The EPA, the Massachusetts Department of Environmental Protection (MADEP), and the Rhode Island Department of Environmental Management (DEM) have alleged that Narragansett Electric is a potentially responsible party under state or federal law for the remediation of a number of sites at which hazardous substances are alleged to have been disposed. Narragansett Electric’s most significant liabilities relate to former manufactured gas plant (MGP) facilities formerly owned by the Blackstone Valley Gas and Electric Company and the Rhode Island gas distribution assets of the New England Gas division of Southern Union Company and electric operations at certain Narragansett Electric facilities. Narragansett Electric is currently investigating and remediating, as necessary, those MGP sites and certain other properties under agreements with the EPA, DEM and MADEP. Expenditures incurred for the six months ended June 30, 2022 were $7 million.

Narragansett Electric estimated the remaining costs of environmental remediation activities were $101 million as of June 30, 2022. Narragansett Electric had a current portion of environmental remediation costs of $8 million included in current liabilities on the Balance Sheets at June 30, 2022. These undiscounted costs are expected to be incurred over approximately 30 years, and these undiscounted amounts have been recorded as estimated liabilities on the balance sheet. However, remediation costs for each site may be materially higher than estimated, depending on changing technologies and regulatory standards, selected end uses for each site, and actual environmental conditions encountered. Narragansett Electric has recovered amounts from certain insurers and potentially responsible parties, and, where appropriate, Narragansett Electric may seek additional recovery from other insurers and from other potentially responsible parties, but it is uncertain whether, and to what extent, such efforts will be successful.

The RIPUC has approved two settlement agreements that provides for rate recovery of qualified remediation costs of certain contaminated sites located in Rhode Island and Massachusetts. Rate-recoverable contributions for electric operations of approximately $3 million are added annually to the fund, along with interest and any recoveries from insurance carriers and other third-parties. In addition, Narragansett Electric recovers approximately $1 million annually for gas operations under a Distribution Adjustment Charge in which the qualified remediation costs are amortized over 10 years. See Note 6 for additional information on RIE's recorded environmental regulatory assets and liabilities.

Narragansett Electric believes that its ongoing operations and approach to addressing conditions at historical sites are in substantial compliance with all applicable environmental laws. Where Narragansett Electric has regulatory recovery, it believes that the obligations imposed on it because of the environmental laws will not have a material impact on PPL's results of operations or financial position.

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

PPL Electric, LG&E, KU, and RIE monitor their compliance with the Reliability Standards and self-report or self-log potential violations of applicable reliability requirements whenever identified, and submit accompanying mitigation plans, as required. The resolution of a small number of potential violations is pending. Penalties incurred to date have not been significant. Any Regional Reliability Entity determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.

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

Other

Guarantees and Other Assurances

(All Registrants)

In the normal course of business, the Registrants enter into agreements that provide financial performance assurance to third-parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees, stand-by letters of credit issued by financial institutions and surety bonds issued by insurance companies. These agreements are entered into primarily to support or enhance the creditworthiness attributed to a subsidiary on a stand-alone basis or to facilitate the commercial activities in which these subsidiaries engage.

(PPL)

PPL fully and unconditionally guarantees all of the debt securities and loan obligations of PPL Capital Funding.

(All Registrants)

The table below details guarantees provided as of June 30, 2022. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote. For reporting purposes, on a consolidated basis, the guarantees of PPL include the guarantees of its subsidiary Registrants.

	Exposure at June 30, 2022		Expiration Date
PPL
Indemnifications related to certain tax liabilities related to the sale of the U.K. utility business	£50	(a)	2028
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(b)

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
(b)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. PPL's proportionate share of OVEC's outstanding debt was $89 million at June 30, 2022, consisting of LG&E's share of $62 million and KU's share of $27 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 14 in PPL's, LG&E's and KU's 2021 Form 10-K for additional information on the OVEC power purchase contract.

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

11. Related Party Transactions

Support Costs (PPL Electric, LG&E and KU)

PPL Services and LKS provide and, prior to its merger into PPL Services on December 31, 2021, PPL EU Services provided the Registrants, their respective subsidiaries and each other with administrative, management and support services. For all services companies, the costs of directly assignable and attributable services are charged to the respective recipients as direct support costs. General costs that cannot be directly attributed to a specific entity are allocated and charged to the respective recipients as indirect support costs. PPL Services and PPL EU Services use a three-factor methodology that includes the applicable recipients' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs. PPL Services may also use a ratio of overall direct and indirect costs or a weighted average cost ratio. LKS bases its indirect allocations on the subsidiaries' number of employees, total assets, revenues, number of customers and/or other statistical information. PPL Services, LKS and PPL EU Services charged the following amounts for the periods ended June 30, including amounts applied to accounts that are further distributed between capital and expense on the books of the recipients, based on methods that are believed to be reasonable.

	Three Months		Six Months
	2022	2021	2022	2021
PPL Electric from PPL Services	$60	$11	$121	$21
PPL Electric from PPL EU Services	—	49	—	99
LG&E from LKS	41	44	80	86
KU from LKS	42	45	86	89

In addition to the charges for services noted above, LKS makes payments on behalf of LG&E and KU for fuel purchases and other costs for products or services provided by third-parties. LG&E and KU also provide services to each other and to LKS. Billings between LG&E and KU relate to labor and overheads associated with union and hourly employees performing work for the other company, charges related to jointly-owned generating units and other miscellaneous charges. Tax settlements between PPL and LG&E and KU are reimbursed through LKS.

Intercompany Borrowings

(PPL Electric)

PPL Energy Funding maintains a $1,200 million revolving line of credit with a PPL Electric subsidiary. At June 30, 2022 and December 31, 2021, PPL Energy Funding had borrowings outstanding in the amount of $166 million and $499 million. These balances are reflected in "Notes receivable from affiliate" on the PPL Electric Balance Sheets. The interest rates on borrowings are equal to one-month LIBOR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the PPL Electric Income Statements.

(LG&E and KU)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to the difference between LG&E's FERC borrowing limit and LG&E's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on LIBOR. LG&E's money pool borrowing limit is $356 million. At December 31, 2021, LG&E had borrowings outstanding from KU and/or LKE in the amount of $324 million. This balance is reflected in "Notes payable to affiliates" on the LG&E Balance Sheets. No balances were outstanding at June 30, 2022.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to the difference between KU's FERC borrowing limit and KU's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on LIBOR. KU's money pool borrowing limit is $312 million. At December 31, 2021, KU had borrowings outstanding from LG&E and/or LKE in the amount of $294 million. This balance is reflected in "Notes payable to affiliates" on the KU Balance Sheets. No balances were outstanding at June 30, 2022.

VEBA Funds Receivable (PPL Electric)

In 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay medical claims of active bargaining unit employees. Based on PPL Electric's participation in PPL’s Other Postretirement Benefit plan, PPL Electric was allocated a portion of the excess funds from PPL Services. These funds have been recorded as an intercompany receivable on PPL Electric's Balance Sheets. The receivable balance decreases as PPL Electric pays incurred medical claims and is reimbursed by PPL Services. The intercompany receivable balance associated with these funds was $5 million as of June 30, 2022, which was reflected in "Accounts receivable from affiliates" on the PPL Electric Balance Sheets. The intercompany receivable balance associated with these funds was $11 million as of December 31, 2021, the majority of which was reflected in "Accounts receivable from affiliates" on the PPL Electric Balance Sheets.

12. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended June 30, were:

	Three Months		Six Months
	2022	2021	2022	2021
Other Income
Defined benefit plans - non-service credits (Note 9)	$9	$8	$20	$12
Interest income	(1)	4	(2)	4
AFUDC - equity component	6	5	10	9
Miscellaneous	3	5	4	5
Total Other Income	17	22	32	30
Other Expense
Charitable contributions	1	1	2	2
Miscellaneous (a)	(10)	8	4	15
Total Other Expense	(9)	9	6	17
Other Income (Expense) - net	$26	$13	$26	$13

(a)Includes legal expenses incurred and insurance reimbursements received related to litigation with a former affiliate, Talen Montana. See Note 10 for additional information.

(PPL Electric)

The details of "Other Income (Expense) - net" for the periods ended June 30, were:

	Three Months		Six Months
	2022	2021	2022	2021
Other Income
Defined benefit plans - non-service credits (Note 9)	$4	$2	$8	$4
Interest income	—	—	1	—
AFUDC - equity component	4	4	8	9
Total Other Income	8	6	17	13
Other Expense
Charitable contributions	—	—	2	1
Miscellaneous	1	1	2	2
Total Other Expense	1	1	4	3
Other Income (Expense) - net	$7	$5	$13	$10

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	June 30, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$336	$336	$—	$—	$3,571	$3,571	$—	$—
Restricted cash and cash equivalents (a)	1	1	—	—	1	1	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	337	337	—	—	3,572	3,572	—	—
Special use funds (a):
Money market fund	—	—	—	—	2	2	—	—
Commingled debt fund measured at NAV (c)	16	—	—	—	22	—	—	—
Commingled equity fund measured at NAV (c)	16	—	—	—	21	—	—	—
Total special use funds	32	—	—	—	45	2	—	—
Price risk management assets (d):
Gas contracts	59	—	59	—	—	—	—	—
Total assets	$428	$337	$59	$—	$3,617	$3,574	$—	$—

	June 30, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Liabilities
Price risk management liabilities (d):
Interest rate swaps	$10	$—	$10	$—	$18	$—	$18	$—
Gas contracts	4	—	4	—	—	—	—	—
Total price risk management liabilities	$14	$—	$14	$—	$18	$—	$18	$—

PPL Electric
Assets
Cash and cash equivalents	$29	$29	$—	$—	$21	$21	$—	$—
Total assets	$29	$29	$—	$—	$21	$21	$—	$—

LG&E
Assets
Cash and cash equivalents	$18	$18	$—	$—	$9	$9	$—	$—
Total assets	$18	$18	$—	$—	$9	$9	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$10	$—	$10	$—	$18	$—	$18	$—
Total price risk management liabilities	$10	$—	$10	$—	$18	$—	$18	$—

KU
Assets
Cash and cash equivalents	$17	$17	$—	$—	$13	$13	$—	$—
Total assets	$17	$17	$—	$—	$13	$13	$—	$—

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
(d)Current portion is included in "Other current asset" and "Other current liabilities" and noncurrent portion is included in "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

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

Gas Contracts (PPL)

To manage gas commodity price risk associated with natural gas purchases, RIE utilizes over-the-counter (OTC) gas swaps contracts with pricing inputs obtained from the New York Mercantile Exchange (NYMEX) and the Intercontinental Exchange (ICE), except in cases where the ICE publishes seasonal averages or where there were no transactions within the last seven days. RIE may utilize discounting based on quoted interest rate curves, including consideration of non-performance risk, and may include a liquidity reserve calculated based on bid/ask spread. Substantially all of these price curves are observable in the marketplace throughout at least 95% of the remaining contractual quantity, or they could be constructed from market observable curves with correlation coefficients of 95% or higher. These contracts are classified as Level 2.

RIE also utilizes gas option and purchase and capacity transactions, which are valued based on internally developed models. Industry-standard valuation techniques, such as the Black-Scholes pricing model, are used for valuing such instruments. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivative instruments valued using indicative price quotations whose contract tenure extends into unobservable periods. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks such as liquidity, volatility, and contract duration. Such instruments are categorized in Level 3 as the model inputs generally are not observable. RIE considers non-performance risk and liquidity risk in the valuation of derivative instruments categorized in Level 2 and Level 3.

Financial Instruments Not Recorded at Fair Value (All Registrants)

Long-term debt is classified as Level 2. The effect of third-party credit enhancements is not included in the fair value measurement. The carrying amounts of long-term debt on the Balance Sheets and their estimated fair values are set forth below.

	June 30, 2022		December 31, 2021
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$12,654	$12,110	$11,140	$12,955
PPL Electric	4,486	4,436	4,484	5,272
LG&E	2,007	1,914	2,006	2,363
KU	2,619	2,458	2,618	3,120

(a)Amounts are net of debt issuance costs.

The carrying amounts of other current financial instruments (except for long-term debt due within one year) approximate their fair values because of their short-term nature.

14. Derivative Instruments and Hedging Activities

(All Registrants)

Risk Management Objectives

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

•PPL Electric is required to purchase electricity to fulfill its obligation as a PLR. Potential commodity price risk is mitigated through its PAPUC-approved cost recovery mechanism and full-requirement supply agreements to serve its PLR customers which transfer the risk to energy suppliers.
•LG&E's and KU's rates include certain mechanisms for fuel, fuel-related expenses and energy purchases. In addition, LG&E's rates include a mechanism for natural gas supply expenses. These mechanisms generally provide for timely recovery of market price fluctuations associated with these expenses.
•RIE utilizes derivative instruments pursuant to its RIPUC-approved plan to manage commodity price risk associated with its natural gas purchases. RIE's commodity risk management strategy is to reduce fluctuations in firm gas sales prices to its customers. RIE's costs associate with derivatives instruments are generally recoverable through its RIPUC- approved cost recovery mechanism. RIE is required to purchase electricity to fulfill its obligation to provide Last Resort Service (LRS). Potential commodity price risk is mitigated through its RIPUC-approved cost recovery mechanisms and full requirements service agreements to serve LRS customers, which transfer the risk to energy suppliers. RIE is required to contract through long-term agreements for clean energy supply under the Rhode Island Renewable Energy Growth program and Long-term Clean Energy Standard. Potential commodity price risk is mitigated through its RIPUC-approved cost recovery mechanisms, which true-up cost differences between contract prices and market prices.

Volumetric Risk

Volumetric risk is the risk related to the changes in volume of retail sales due to weather, economic conditions or other factors. PPL is exposed to volumetric risk through its subsidiaries as described below:

•PPL Electric, LG&E and KU are exposed to volumetric risk on retail sales, mainly due to weather and other economic conditions for which there is limited mitigation between rate cases.
•RIE is exposed to volumetric risk, which is significantly mitigated by regulatory mechanisms. RIE's electric and gas distribution rates both have a revenue decoupling mechanism, which allows for annual adjustments to RIE’s delivery rates.

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

In the event a supplier of PPL, PPL Electric, LG&E or KU defaults on its obligation, those Registrants would be required to seek replacement power or replacement fuel in the market. In general, subject to regulatory review or other processes, appropriate incremental costs incurred by these entities would be recoverable from customers through applicable rate mechanisms, thereby mitigating the financial risk for these entities.

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

PPL had a $9 million obligation and no obligation to return or post cash collateral under master netting arrangements at June 30, 2022 and December 31, 2021.

LG&E and KU had no obligation to return or post cash collateral under master netting arrangements at June 30, 2022 and December 31, 2021.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL had no such contracts at June 30, 2022.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three and six months ended June 30, 2022 and 2021, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At June 30, 2022, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At June 30, 2022, LG&E held contracts with a notional amount of $64 million that mature in 2033.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts include certain full requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps and certain RIE commodity gas contracts that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at June 30, 2022 and December 31, 2021.

See Note 1 in each Registrant's 2021 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	June 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities:
Interest rate swaps (a)	$—	$1	$—	$1
Gas contracts	46	3	—	—
Total current	46	4	—	1
Noncurrent:
Price Risk Management Assets/Liabilities:
Interest rate swaps (a)	—	9	—	17
Gas contracts	13	1	—	—
Total noncurrent	13	10	—	17
Total derivatives	$59	$14	$—	$18

(a)Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets. Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended June 30, 2022.

	Three Months	Six Months		Three Months	Six Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$—	$—	Interest expense	$(1)	$(2)
Total	$—	$—		$(1)	$(2)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Six Months
Interest rate swaps	Interest expense	$—	$1
Gas contracts	Energy purchases	9	9
	Total	$9	$10

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$4	$8

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended June 30, 2021.

	Three Months	Six Months		Three Months	Six Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$—	$—	Interest expense	$14	$13
			Loss from Discontinued Operations (net of taxes)	(1)	(2)
Cross-currency swaps	(4)	(50)	Loss from Discontinued Operations (net of taxes)	(2)	(39)
Total	$(4)	$(50)		$11	$(28)
Net Investment Hedges:
Foreign currency contracts in discontinued operations	$—	$1

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Six Months
Foreign currency contracts	Loss from Discontinued operations (net of taxes)	$(241)	$(266)
Interest rate swaps	Interest expense	(1)	(2)
	Total	$(242)	$(268)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$(3)	$3

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended June 30, 2022.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months		Six Months
	Interest Expense	Other Income (Expense) - net	Interest Expense	Other Income (Expense) - net
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$118	$26	$225	$26
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(1)	—	(2)	—

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended June 30, 2021.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months		Six Months
	Interest Expense	Income (Loss) from Discontinued Operations (net of taxes)	Interest Expense	Income (Loss) from Discontinued Operations (net of taxes)
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$474	$555	$627	$(1,488)
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	14	(1)	13	(2)
Cross-currency swaps:
Hedged items	—	2	—	39
Amount of gain (loss) reclassified from AOCI to Income	—	(2)	—	(39)

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	June 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities:
Interest rate swaps	$—	$1	$—	$1
Total current	—	1	—	1
Noncurrent:
Price Risk Management Assets/Liabilities:
Interest rate swaps	—	9	—	17
Total noncurrent	—	9	—	17
Total derivatives	$—	$10	$—	$18

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended June 30, 2022.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Six Months
Interest rate swaps	Interest expense	$—	$1
	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$4	$8

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
June 30, 2022
Treasury Derivatives
PPL	$59	$3	$9	$47	$14	$3	$—	$11
LG&E	—	—	—	—	10	—	—	10

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2021
Treasury Derivatives
PPL	$—	$—	$—	$—	$18	$—	$—	$18
LG&E	—	—	—	—	18	—	—	18

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

(PPL)

At June 30, 2022, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade was an immaterial amount.

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

The changes in the carrying amounts of AROs were as follows.

	PPL	LG&E	KU
Balance at December 31, 2021	$189	$84	$105
Acquisition of RIE (a)	10	—	—
Accretion	2	2	—
New obligations incurred	1	1	—
Changes in estimated timing or cost	2	1	1
Obligations settled	(23)	(9)	(14)
Balance at June 30, 2022	$181	$79	$92

(a)    Represents RIE's retirement obligation balance as of the date of acquisition. See note 8 for additional information.

16. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended June 30 were as follows.

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
			Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
March 31, 2022	$—	$2	$1	$(6)	$(149)	$(152)
Amounts arising during the period	—	—	1	—	21	22
Reclassifications from AOCI	—	—	—	—	6	6
Net OCI during the period	—	—	1	—	27	28
June 30, 2022	$—	$2	$2	$(6)	$(122)	$(124)

December 31, 2021	$—	$1	$—	$(6)	$(152)	$(157)
Amounts arising during the period	—	—	2	(1)	21	22
Reclassifications from AOCI	—	1	—	1	9	11
Net OCI during the period	—	1	2	—	30	33
June 30, 2022	$—	$2	$2	$(6)	$(122)	$(124)

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
			Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total

March 31, 2021	$(855)	$(5)	$—	$(16)	$(3,006)	$(3,882)
Amounts arising during the period	69	(9)	—	—	(6)	54
Reclassifications from AOCI	—	(1)	—	(7)	67	59
Reclassifications from AOCI due to the sale of the U.K. utility business (Note 8)	786	15	—	8	2,769	3,578
Net OCI during the period	855	5	—	1	2,830	3,691
June 30, 2021	$—	$—	$—	$(15)	$(176)	$(191)

December 31, 2020	$(1,158)	$—	$—	$(16)	$(3,046)	$(4,220)
Amounts arising during the period	372	(39)	—	—	(6)	327
Reclassifications from AOCI	—	24	—	(7)	107	124
Reclassifications from AOCI due to the sale of the U.K. utility business (Note 8)	786	15	—	8	2,769	3,578
Net OCI during the period	1,158	—	—	1	2,870	4,029
June 30, 2021	$—	$—	$—	$(15)	$(176)	$(191)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the periods ended June 30.

	Three Months		Six Months		Affected Line Item on the
Details about AOCI	2022	2021	2022	2021	Statements of Income
Qualifying derivatives
Interest rate swaps	$(1)	$14	$(2)	$13	Interest Expense
	—	(1)	—	(2)	Loss from Discontinued Operations (net of income taxes)
Cross-currency swaps	—	(2)	—	(39)	Loss from Discontinued Operations (net of income taxes)
Total Pre-tax	(1)	11	(2)	(28)
Income Taxes	1	(10)	1	4
Total After-tax	—	1	(1)	(24)

Defined benefit plans
Prior service costs (a)	—	9	(1)	9
Net actuarial loss (a)	(8)	(71)	(12)	(133)
Total Pre-tax	(8)	(62)	(13)	(124)
Income Taxes	2	2	3	24
Total After-tax	(6)	(60)	(10)	(100)

Sale of the U.K. utility business (Note 9)
Foreign currency translation adjustments	—	(646)	—	(646)	Loss from Discontinued Operations (net of income taxes)
Qualifying derivatives	—	(15)	—	(15)	Loss from Discontinued Operations (net of income taxes)
Defined benefit plans	—	(3,577)	—	(3,577)	Loss from Discontinued Operations (net of income taxes)
Total Pre-tax	—	(4,238)	—	(4,238)
Income Taxes	—	660	—	660
Total After-tax	—	(3,578)	—	(3,578)
Total reclassifications during the period	$(6)	$(3,637)	$(11)	$(3,702)

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

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2022 with the same period in 2021. The PPL "Results of Operations" also includes "Segment Earnings" and "Adjusted Gross Margins," which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure.

•"Financial Condition - Liquidity and Capital Resources" provides an analysis of the Registrants' liquidity positions and credit profiles. This section also includes a discussion of rating agency actions.

•"Financial Condition - Risk Management" provides an explanation of the Registrants' risk management programs relating to market and credit risk.

Overview

Introduction

(PPL)

PPL, headquartered in Allentown, Pennsylvania, is a utility holding company. PPL, through its regulated utility subsidiaries, delivers electricity to customers in Pennsylvania, Kentucky, Virginia, and Rhode Island; delivers natural gas to customers in Kentucky and Rhode Island; and generates electricity from power plants in Kentucky.

PPL's principal subsidiaries are shown below (* denotes a Registrant).

PPL Corporation*

PPL Capital Funding Provides financing for the operations of PPL and certain subsidiaries

PPL Electric* Engages in the regulated transmission and distribution of electricity in Pennsylvania	LKE A holding company that owns regulated utility operations through its subsidiaries, LG&E and KU	RIE Engages in the regulated transmission, distribution and sale of electricity and regulated distribution and sale of natural gas in Rhode Island

LG&E* Engages in the regulated generation, transmission, distribution and sale of electricity and regulated distribution and sale of natural gas in Kentucky		KU* Engages in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky

Pennsylvania Regulated Segment	Kentucky Regulated Segment	Rhode Island Regulated Segment

In addition to PPL, the other Registrants included in this filing are as follows.

(PPL Electric)

PPL Electric, headquartered in Allentown, Pennsylvania, is a wholly-owned subsidiary of PPL and a regulated public utility that is an electricity transmission and distribution service provider in eastern and central Pennsylvania. PPL Electric is subject to regulation as a public utility by the PAPUC, and certain of its transmission activities are subject to the jurisdiction of the FERC under the Federal Power Act. PPL Electric delivers electricity in its Pennsylvania service area and provides electricity supply to retail customers in that area as a PLR under the Customer Choice Act. PPL Electric was organized in 1920 as Pennsylvania Power & Light Company.

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

Segment Information (PPL)

The following segment information represents an update to “Item 1. Business” in PPL’s 2021 Form 10-K and should be read in conjunction with those disclosures.

PPL is organized into three reportable segments as depicted in the chart above: Kentucky Regulated, which primarily represents the results of LG&E and KU, Pennsylvania Regulated, which primarily represents the results of PPL Electric and Rhode Island

Regulated, which primarily represents the results of RIE. "Corporate and Other" primarily includes financing costs incurred at the corporate level that have not been allocated or assigned to the segments.

Rhode Island Regulated Segment

The Rhode Island Regulated segment consists primarily of the regulated electricity transmission and distribution operations and regulated distribution and sale of natural gas conducted by RIE.

RIE is engaged in the regulated transmission, distribution and sale of electricity and regulated distribution and sale of natural gas in Rhode Island. RIE provides electricity service to approximately 510,000 customers and natural gas service to approximately 270,000 customers in Rhode Island. RIE's service area covers substantially all of Rhode Island. See Note 3 to the Financial Statements for revenue information.

Franchises and Licenses

RIE provides electricity delivery service and natural gas distribution service in its service territory pursuant to certain franchises, licenses, statutory service areas, easements and other rights or permissions granted by state legislatures, cities or municipalities or other entities.

Competition

There are currently no other electric or gas public utilities operating within the service area of RIE.

Rates and Regulation

RIE is subject to the jurisdiction of the FERC, the RIPUC and the Rhode Island Division of Public Utilities and Carriers. RIE operates under a FERC-approved open access transmission tariff.

Distribution

RIE owns and maintains electric and natural gas distribution networks in Rhode Island. Distribution revenues are primarily from the sale of electricity, natural gas, and related services to retail customers. Distribution sales are regulated by the RIPUC, which is responsible for approving the rates and other terms of services as part of the rate making process. Natural gas and electric distribution revenues are derived from the regulated sale and distribution of electricity and natural gas to residential, commercial, and industrial customers within RIE’s service territory under the tariff rates. The tariff rates approved by the regulator are designed to recover the costs incurred by the RIE for products and services provided and along with a return on investment.

Transmission

RIE owns an electric transmission system in Rhode Island. RIE’s transmission services are regulated by the FERC and coordinated with Independent System Operator (ISO) – New England. Additionally, RIE makes available its transmission facilities to NEP, for operation and control pursuant to an integrated facilities agreement, Service Agreement No. 23 (Integrated Facilities Agreement or IFA). These revenues arise under tariff/rate agreements.

Deferral Mechanisms

RIE records revenues in accordance with accounting principles for rate-regulated operations for arrangements between the RIE and the regulator. These include various deferral mechanisms such as capital trackers, energy efficiency programs, and other programs that also qualify as Alternative Revenue Programs (ARPs). ARPs enable the RIE to adjust rates in the future, in response to past activities or completed events. RIE’s electric and gas distribution rates both have a revenue decoupling mechanism, which allows for annual adjustments to the RIE’s delivery rates, as a result of the reconciliation between allowed revenue and billed revenue. RIE also has other ARPs related to the achievement of certain objectives, demand side management initiatives, and certain other rate making mechanisms. RIE recognizes ARPs with a corresponding offset to a regulatory asset or liability account when the regulatory specified events or conditions have been met, when the amounts are determinable, and are probable of recovery (or payment) through future rate adjustments.

At June 30, 2022, all of RIE’s regulatory assets earn a rate of return except $98 million of environmental response costs, $75 million of postretirement benefits and $51 million of net metering deferral costs.

Last Resort Service

RIE is required by the RIPUC and by statute to provide Last Resort Service. Last Resort Service is available to all customers (including new customers) who have not elected to take their electric supply from a non-regulated power producer or any customer who, for any reason, has stopped receiving generation service from a non-regulated power producer.

The charge for Last Resort Service is the sum of the applicable Last Resort Service charges in addition to all appropriate Retail Delivery charges as stated in the applicable tariff. The monthly charge for Last Resort Service also includes the costs incurred by RIE to comply with the Renewable Energy Standard, established in R.I.G.L. Section 39-26-1 and the costs to comply with the RIPUC’s Rules Governing Energy Source Disclosure. The charge for Last Resort Service includes the administrative costs associated with the procurement of Last Resort Service, including an adjustment for uncollectible accounts as approved by the RIPUC.

Numerous alternative suppliers have offered to provide generation supply in RIE's service area. As the cost of generation supply is a pass-through cost for RIE, its financial results are not impacted if its customers purchase electricity supply from these alternative suppliers.

See Note 6 to the Financial Statements for additional information on rate mechanisms and regulatory matters.

Natural Gas Distribution Supply

To meet the projected annual gas supply requirements of approximately 37 Bcf, RIE has a portfolio of gas supply arrangements of varying contractual terms and durations to provide reliable and cost-effective service to its customers. These natural gas supply arrangements include contracts with natural gas producers and marketers that reflect market price signals. RIE also has firm pipeline and underground storage capacity contracts to support the delivery of natural gas supplies to its customers. Also, to manage the winter peak requirements for RIE customers, RIE contracts for liquified natural gas (LNG) service and owns and operates certain LNG storage facilities.

The RIE gas supply portfolio includes contracts for firm transportation service with eleven interstate pipeline companies and natural gas storage operators. These contracts have various termination dates with certain contracts being subject to evergreen renewal provisions affording RIE with flexibility in managing its upstream resource portfolio.

RIE expects to purchase natural gas supplies for its gas distribution operations from onshore producing regions accessed by its pipeline capacity portfolio in South Texas, East Texas, and Louisiana, as well as gas originating in the Marcellus and Utica production areas. RIE expects to purchase certain natural gas supplies that originate in Canada and from regional LNG importation terminals.

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

Central to PPL's and the other Registrants' strategy is recovering capital project costs efficiently through various rate-making mechanisms, including periodic base rate case proceedings using forward test years, annual FERC formula rate mechanisms and other regulatory agency-approved recovery mechanisms designed to limit regulatory lag. In Kentucky, the KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, and gas supply clause) and recovery on construction work-in-progress that reduce regulatory lag and provide timely recovery of and return on, as appropriate, prudently incurred costs. In Pennsylvania, the FERC transmission formula rate, DSIC mechanism, Smart Meter Rider and other recovery mechanisms operate to reduce regulatory lag and provide for timely recovery of and a return on, as appropriate, prudently incurred costs. In Rhode Island, the gas cost adjustment, net metering, infrastructure, safety and reliability (ISR) and revenue decoupling mechanisms and other rate adjustment mechanisms operate to reduce regulatory lag and provide timely recovery of and return on, as appropriate, prudently incurred costs.

Financial and Operational Developments

Acquisition of Narragansett Electric (PPL)

On May 25, 2022, PPL Rhode Island Holdings acquired 100% of the outstanding shares of common stock of Narragansett Electric from National Grid U.S. The consideration for the Acquisition consisted of approximately $3.8 billion in cash and approximately $1.5 billion of long-term debt assumed through the transaction. The $3.8 billion total cash consideration paid was funded with proceeds from PPL's 2021 sale of its U.K. utility business. The Acquisition resulted in $1.6 billion of goodwill. The results of RIE are reported in PPL’s Rhode Island Regulated segment.

The acquisition of Narragansett Electric was deemed an asset acquisition for federal and state income tax purposes, as a result of PPL and National Grid making a tax election under Internal Revenue Code (IRC) §338(h)(10). Accordingly, the tax basis of substantially all of the assets acquired were increased to fair market value, which equaled net book value, thereby eliminating the related deferred tax assets and liabilities. The tax goodwill will be amortized for tax purposes over 15 years.

See Note 8 to the Financial Statements for additional information.

Pennsylvania State Tax Reform (PPL and PPL Electric)

On July 8, 2022, the Governor of Pennsylvania signed into law Pennsylvania House Bill 1342 (H.B. 1342). Among other changes to the state tax code, the bill will reduce the corporate net income tax rate from 9.99% to 8.99% beginning January 1, 2023, and reduces annually by half a percentage point until the rate reaches 4.99% in 2031.

GAAP requires that deferred tax assets and liabilities be measured at the enacted tax rate expected to apply when temporary book-to-tax differences are expected to be realized or settled. Accordingly, in the third quarter of 2022, PPL expects to record the impact of the reduced tax rate as a reduction in the accumulated deferred income taxes related to regulated operations in an amount between $200 million and $300 million, with a corresponding increase in regulatory liabilities. In addition, PPL expects to recognize a deferred tax benefit of between $3 million and $7 million primarily associated with the remeasurement of accumulated deferred income tax balances related to non-regulated operations.

The foregoing numbers are estimates that will be updated quarterly to reflect revised forecast, actual activity, and orders from regulatory authorities.

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

Rate Case Proceedings (KU)

On August 31, 2021, KU filed a request with the VSCC for an annual increase in Virginia base electricity rates of approximately $12 million, based on an authorized 10.4% return on equity. On March 11, 2022, KU, certain intervenors and the VSCC staff reached a partial stipulation and recommendation agreement providing KU with an increase in base electricity rates of approximately $7 million based on an authorized 9.4% return on equity. A hearing on open issues occurred on March 17, 2022. On May 25, 2022, the VSCC issued an order approving the proposed agreement. New rates became effective June 1, 2022.

Labor Union Agreement (PPL and PPL Electric)

In March 2022, members of the IBEW Local 1600 ratified a new five-year labor agreement with PPL and PPL Electric. The contract covers over 1,000 employees and was effective May 16, 2022. The terms of the new labor agreement are not expected to have a significant impact on the financial results of PPL or PPL Electric.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2022 with the same periods in 2021. The "Segment Earnings" and "Adjusted Gross Margins" discussions provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure.

(PPL Electric, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2022 with the same periods in 2021.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis, Segment Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2022	2021	$ Change	2022	2021	$ Change
Operating Revenues	$1,696	$1,288	$408	$3,478	$2,786	$692
Operating Expenses
Operation
Fuel	229	159	70	441	336	105
Energy purchases	305	137	168	657	357	300
Other operation and maintenance	560	404	156	993	771	222
Depreciation	289	269	20	560	536	24
Taxes, other than income	70	49	21	130	101	29
Total Operating Expenses	1,453	1,018	435	2,781	2,101	680
Other Income (Expense) - net	26	13	13	26	13	13
Interest Expense	118	474	(356)	225	627	(402)
Income from Continuing Operations Before Income Taxes	151	(191)	342	498	71	427
Income Taxes	32	345	(313)	106	404	(298)
Income from Continuing Operations After Income Taxes	119	(536)	655	392	(333)	725
Loss from Discontinued Operations (net of income taxes) (Note 8)	—	555	(555)	—	(1,488)	1,488
Net Income (Loss)	$119	$19	$100	$392	$(1,821)	$2,213

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
PPL Electric distribution price (a)	$(11)	$(17)
PPL Electric distribution volume (b)	(2)	10
PPL Electric PLR (c)	115	229
PPL Electric transmission formula rate (d)	34	79
LG&E retail rates (e)	21	50
LG&E volumes	10	16
LG&E fuel and other energy prices (f)	43	80
LG&E economic relief billing credit, net of amortization of $4, $9	(6)	(12)
KU retail rates (e)	26	55
KU volumes	11	11
KU fuel and other energy prices (f)	48	74
KU economic relief billing credit, net of amortization of $1, $1	(2)	(5)
Rhode Island Energy	128	128
Other	(7)	(6)
Total	$408	$692

(a)The decreases were primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)The increase for the six months ended June 30, 2022 was due to weather and higher customer volumes.
(c)The increases were primarily due to higher energy prices, higher customer volumes and lower volumes of shopping customers.

(d)The increases were due to a higher PPL zonal peak load billing factor in 2022, a revenue reduction recorded due to a challenge to the transmission formula rate return on equity in 2021 and additional returns on transmission capital investments. See Note 6 to the Financial Statements for additional details on the transmission formula rate return on equity reduction.
(e)The increases were due to new base rates approved by the KPSC effective July 1, 2021.
(f)The increases were primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs.

Fuel

Fuel increased $70 million for the three months ended June 30, 2022 compared with 2021, due to a $24 million increase at LG&E and a $46 million increase at KU primarily due to higher commodity costs.

Fuel increased $105 million for the six months ended June 30, 2022 compared with 2021, due to a $38 million increase at LG&E and a $67 million increase at KU primarily due to higher commodity costs.

Energy Purchases

Energy purchases increased $168 million for the three months ended June 30, 2022 compared with 2021, primarily due to higher PLR prices of $87 million and higher PLR volumes of $18 million at PPL Electric and a $20 million increase at LG&E primarily due to an increase in commodity costs and an additional $38 million due to the operations of RIE.

Energy purchases increased $300 million for the six months ended June 30, 2022 compared with 2021, primarily due to higher PLR prices of $177 million and higher PLR volumes of $34 million at PPL Electric and a $45 million increase at LG&E primarily due to an increase in commodity costs and an additional $38 million due to the operations of RIE.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Six Months
PPL Electric bad debts	$—	$5
PPL Electric storm costs	(2)	5
PPL Electric universal service programs	—	4
LG&E storm costs	3	6
KU plant operations and maintenance	4	7
Solar panel impairment (a)	(37)	(37)
Charges related to the sale of the U.K. utility business	(8)	(15)
Rhode Island Energy (b)	168	203
Stock compensation expense	(1)	2
Other	29	42
Total	$156	$222

(a)Reflects June 2021 solar panel write-down due to extension of federal government’s solar investment tax credits, technological advances resulting in more efficient modules available on the market, and rising commodity prices for materials used in various solar projects.
(b)Includes activity associated with the operations of RIE and integration costs. See Note 8 to the Financial Statements for additional information.

Depreciation

The increase in depreciation was due to:

	Three Months	Six Months
Additions to PP&E, net (a)	$(4)	$(7)
Depreciation rate change effective July 2021	8	14
Rhode Island Energy	15	15
Other	1	2
Total	$20	$24

(a)The decreases were primarily due to decreases in software and computer hardware depreciation at PPL Electric, as a result of end-of-life retirements, partially offset by increases in additional assets placed into service, net of retirements at LG&E and KU.

Taxes, Other Than Income

The increase (decrease) in taxes, other than income was due to:

	Three Months	Six Months
State gross receipts tax	$9	$15
Domestic property tax expense	11	13
Other	1	1
Total	$21	$29

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net was due to:

	Three Months	Six Months
Defined benefit plans - non-service credits (Note 9)	$1	$8
Interest income	(5)	(6)
Other	17	11
Total	$13	$13

Interest Expense

The increase (decrease) in interest expense was due to:

	Three Months	Six Months
Loss on extinguishment of debt (a)	$(322)	$(322)
Long-term debt (b)	(33)	(75)
Other	(1)	(5)
Total	$(356)	$(402)

(a)    In June 2021, in connection with the tender offer, PPL Capital Funding retired $1,962 million combined aggregate principal amount of its outstanding Senior Notes for $2,293 million aggregate cash purchase price. The loss on extinguishment included the tender premium, bank fees and unamortized fees, hedges and discounts.
(b)    The decreases were primarily due to PPL Capital Funding debt that was redeemed in June and July 2021.

Income Taxes

The increase (decrease) in income taxes was due to:

	Three Months	Six Months
Change in pre-tax income	$117	$142
Valuation allowance adjustments (a)	(19)	(24)
Amortization of investment tax credit including deferred taxes on basis difference	(4)	(6)
Amortization of excess deferred federal and state income taxes	(14)	(20)
Depreciation and other items not normalized	(3)	(4)
Impact of U.K. Finance Acts (b)	(383)	(383)
Other	(7)	(3)
Total	$(313)	$(298)

(a)In June 2021, PPL recorded a $25 million state deferred tax benefit on a net operating loss and an offsetting valuation allowance in connection with the loss on extinguishment associated with a tender offer to purchase and retire PPL Capital Funding's outstanding Senior Notes.
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

Income (Loss) from Discontinued Operations (net of income taxes)

Income from discontinued operations (net of income taxes) decreased $555 million for the three months ended June 30, 2022 compared with 2021. The decrease was due to the completion of the sale of the U.K. utility business in the second quarter of 2021.

Loss from discontinued operations (net of income taxes) decreased $1,488 million for the six months ended June 30, 2022 compared with 2021. The decrease was due to the completion of the sale of the U.K. utility business in the second quarter of 2021.

See "Discontinued Operations" in Note 8 to the Financial Statements for summarized results of operations of the U.K. utility business in 2021.

Segment Earnings

PPL's Net Income by reportable segment for the periods ended June 30 was as follows:

	Three Months			Six Months
	2022	2021	$ Change	2022	2021	$ Change
Kentucky Regulated	$102	$84	$18	$281	$230	$51
Pennsylvania Regulated	124	96	28	267	209	58
Rhode Island Regulated (a)	(29)	—	(29)	(29)	—	(29)
Corporate and Other (b)	(78)	(716)	638	(127)	(772)	645
Income (Loss) from Discontinued Operations (a)	—	555	(555)	—	(1,488)	1,488
Net Income	$119	$19	$100	$392	$(1,821)	$2,213

(a)See Note 8 to the Financial Statements for additional information.
(b)Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results.

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
• Significant losses on early extinguishment of debt.
• Other charges or credits that are, in management's view, non-recurring or otherwise not reflective of the company's ongoing operations.

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended June 30 were as follows:

	Three Months			Six Months
	2022	2021	$ Change	2022	2021	$ Change
Kentucky Regulated	$104	$84	$20	$287	$226	$61
Pennsylvania Regulated	124	103	21	267	229	38
Rhode Island Regulated	9	—	9	9	—	9
Corporate and Other	(15)	(40)	25	(36)	(89)	53
Earnings from Ongoing Operations	$222	$147	$75	$527	$366	$161

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of the regulated electricity generation, transmission and distribution operations conducted by LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2022	2021	$ Change	2022	2021	$ Change
Operating revenues	$883	$741	$142	$1,887	$1,626	$261
Fuel	229	159	70	441	336	105
Energy purchases	50	27	23	146	98	48
Other operation and maintenance	234	215	19	459	435	24
Depreciation	173	158	15	342	314	28
Taxes, other than income	23	22	1	46	43	3
Total operating expenses	709	581	128	1,434	1,226	208
Other Income (Expense) - net	8	6	2	6	6	—
Interest Expense	49	50	(1)	96	101	(5)
Interest Expense with Affiliate (a)	13	12	1	27	25	2
Income Taxes	18	20	(2)	55	50	5
Net Income	102	84	18	281	230	51
Less: Special Items	(2)	—	(2)	(6)	4	(10)
Earnings from Ongoing Operations	$104	$84	$20	$287	$226	$61

(a)Borrowings between LKE and PPL were $1,529 million and $2,166 million as of June 30, 2022 and December 31, 2021.

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2022	2021	2022	2021
Strategic corporate initiatives, net of tax of $1, $0, $2, $0 (a)	Other operations and maintenance	$(2)	$—	$(6)	$—
Valuation allowance adjustment (b)	Income taxes	—	—	—	4
Total Special Items		$(2)	$—	$(6)	$4

(a)Costs incurred relate to PPL's corporate centralization efforts.
(b)Adjustment of valuation allowances related to certain tax credits recorded in 2017 as a result of the TCJA.

The changes in the components of the Kentucky Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Kentucky Adjusted Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line items.

	Three Months	Six Months
Kentucky Adjusted Gross Margins	$78	$167
Other operation and maintenance	(12)	(18)
Depreciation	(43)	(83)
Taxes, other than income	(1)	(5)
Other Income (Expense) - net	(3)	—
Interest Expense	1	5
Interest Expense with Affiliate	(1)	(2)
Income Taxes	1	(3)
Earnings from Ongoing Operations	20	61
Special items, after-tax	(2)	(10)
Net Income	$18	$51

•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Kentucky Adjusted Gross Margins.

•Higher other operation and maintenance expense for the three month period primarily due to a $3 million increase due to certain ECR expenses transferred to base rates as a result of the 2020 Kentucky rate case, a $3 million increase in storm restoration costs, a $3 million increase due to the timing and scope of plant maintenance outages and other items that were not individually significant.

•Higher other operation and maintenance expense for the six month period primarily due to a $6 million increase due to certain ECR expenses transferred to base rates as a result of the 2020 Kentucky rate case, a $6 million increase in storm restoration costs, a $5 million increase due to the timing and scope of plant maintenance outages and other items that were not individually significant.

•Higher depreciation expense for the three month period due to a $30 million increase related to certain ECR and GLT depreciation expenses transferred to base rates as a result of the 2020 Kentucky rate case, a $7 million increase due to additional assets placed into service, net of retirements and a $6 million increase due to higher depreciation rates, effective July 1, 2021.

•Higher depreciation expense for the six month period due to a $60 million increase related to certain ECR and GLT depreciation expenses transferred to base rates as a result of the 2020 Kentucky rate case, a $12 million increase due to additional assets placed into service, net of retirements and an $11 million increase due to higher depreciation rates, effective July 1, 2021.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2022	2021	$ Change	2022	2021	$ Change
Operating revenues	$676	$537	$139	$1,451	$1,142	$309
Energy purchases	218	110	108	474	259	215
Other operation and maintenance	128	125	3	288	253	35
Depreciation	99	109	(10)	197	217	(20)
Taxes, other than income	32	26	6	69	58	11
Total operating expenses	477	370	107	1,028	787	241
Other Income (Expense) - net	9	5	4	17	10	7
Interest Expense	40	42	(2)	79	85	(6)
Income Taxes	44	34	10	94	71	23
Net Income	124	96	28	267	209	58
Less: Special Item	—	(7)	7	—	(20)	20
Earnings from Ongoing Operations	$124	$103	$21	$267	$229	$38

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2022	2021	2022	2021
Transmission formula rate return on equity reduction, net of tax of $0, $2, $0, $8 (a)	Operating revenues	$—	$(7)	$—	$(20)
Total Special Items		$—	$(7)	$—	$(20)

(a) Represents the portion of the reduction recognized in the June 30, 2021 Statement of Income related to the period from May 21, 2020 through December 31, 2020. See Note 6 to the Financial Statements for additional information.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Pennsylvania Adjusted Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line items.

	Three Months	Six Months
Pennsylvania Adjusted Gross Margins	$26	$71
Other operation and maintenance	(2)	(30)
Depreciation	—	—
Taxes, other than income	(1)	(1)
Other Income (Expense) - net	3	6
Interest Expense	3	7
Income Taxes	(8)	(15)
Earnings from Ongoing Operations	21	38
Special Item, after tax	7	20
Net Income	$28	$58
•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Pennsylvania Adjusted Gross Margins.

•Higher other operation and maintenance expense for the six month period primarily due to higher Corporate support costs of $14 million, higher storm costs of $5 million, higher nonrecoverable bad debt expense of $5 million and other items that were not individually significant.

•Higher income taxes for the three and six month period primarily due to higher pre-tax income.

Rhode Island Regulated Segment

The Rhode Island Regulated segment consists primarily of the regulated electricity transmission and distribution operations and regulated distribution and sale of natural gas conducted by RIE.

Net Income and Earnings from Ongoing Operations for the period from acquisition through ended June 30 include the following results.

	Three Months	Six Months
	2022	2022
Operating revenues	$128	$128
Energy purchases	38	38
Other operation and maintenance	93	93
Depreciation	15	15
Taxes, other than income	14	14
Total operating expenses	160	160
Other Income (Expense) - net	2	2
Interest Expense	7	7
Income Taxes	(8)	(8)
Net Income	(29)	(29)
Less: Special Item	(38)	(38)
Earnings from Ongoing Operations	$9	$9

The following after-tax gains (losses), which management considers special items, impacted the Rhode Island Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months	Six Months
		2022	2022
Acquisition integration, net of tax of $10, $10 (a)	Other operations and maintenance	$(39)	$(39)
Acquisition integration, net of tax of $0, $0 (a)	Other income and expense	1	1
Total Special Items		$(38)	$(38)

(a) See Note 8 to the Financial Statements for additional information.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended June 30.

	2022 Three Months
	KY Regulated	PA Regulated	RI Regulated (a)	Corporate and Other	Discontinued Operations (a)	Total
Net Income	$102	$124	$(29)	$(78)	$—	$119
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of ($2) (b)	—	—	—	9	—	9
Strategic corporate initiatives, net of tax of $1, $3 (c)	(2)	—	—	(11)	—	(13)
Acquisition integration, net of tax of $10, $16 (a)	—	—	(38)	(61)	—	(99)
Total Special Items	(2)	—	(38)	(63)	—	(103)
Earnings from Ongoing Operations	$104	$124	$9	$(15)	$—	$222

	2021 Three Months
	KY Regulated	PA Regulated	RI Regulated (a)	Corporate and Other	Discontinued Operations (a)	Total
Net Income	$84	$96	$—	$(716)	$555	$19
Less: Special Items (expense) benefit:
Income (Loss) from Discontinued Operations	—	—	—	—	555	555
Talen litigation costs, net of tax of $1 (b)	—	—	—	(6)	—	(6)
Strategic corporate initiatives, net of tax of $1 (c)	—	—	—	(2)	—	(2)
Transmission formula rate return on equity reduction, net of tax of $2	—	(7)	—	—	—	(7)
Acquisition integration, net of tax of $1 (a)	—	—	—	(2)	—	(2)
U.K. tax rate change (e)	—	—	—	(383)	—	(383)
Solar panel impairment, net of tax of $9 (g)	—	—	—	(28)	—	(28)
Loss on early extinguishment of debt, net of tax of $67 (f)	—	—	—	(255)	—	(255)
Total Special Items	—	(7)	—	(676)	555	(128)
Earnings from Ongoing Operations	$84	$103	$—	$(40)	$—	$147

	2022 Six Months
	KY Regulated	PA Regulated	RI Regulated (a)	Corporate and Other	Discontinued Operations (a)	Total
Net Income	$281	$267	$(29)	$(127)	$—	$392
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of ($1) (b)	—	—	—	5	—	5
Strategic corporate initiatives, net of tax of $2, $4 (c)	(6)	—	—	(15)	—	(21)
Acquisition integration, net of tax of $10, $22 (a)	—	—	(38)	(82)	—	(120)
Solar panel impairment, net of tax of $0	—	—	—	1	—	1
Total Special Items	(6)	—	(38)	(91)	—	(135)
Earnings from Ongoing Operations	$287	$267	$9	$(36)	$—	$527

	2021 Six Months
	KY Regulated	PA Regulated	RI Regulated (a)	Corporate and Other	Discontinued Operations (a)	Total
Net Income	$230	$209	$—	$(772)	$(1,488)	$(1,821)
Less: Special Items (expense) benefit:
Income (Loss) from Discontinued Operations (a)	—	—	—	—	(1,492)	(1,492)
Talen litigation costs, net of tax of $2 (b)	—	—	—	(9)	—	(9)
Strategic corporate initiatives, net of tax of $1 (c)	—	—	—	(2)	—	(2)
Valuation allowance adjustment (d)	4	—	—	(4)	4	4
Transmission formula rate return on equity reduction, net of tax of $8	—	(20)	—	—	—	(20)
Acquisition integration, net of tax of $1 (a)	—	—	—	(2)	—	(2)
U.K. tax rate change (e)	—	—	—	(383)	—	(383)
Solar panel impairment, net of tax of $9 (g)	—	—	—	(28)	—	(28)
Loss on early extinguishment of debt, net of tax of $67 (f)	—	—	—	(255)	—	(255)
Total Special Items	4	(20)	—	(683)	(1,488)	(2,187)
Earnings from Ongoing Operations	$226	$229	$—	$(89)	$—	$366

(a)See Note 8 to the Financial Statements for additional information.
(b)PPL incurred legal expenses and received insurance reimbursement related to litigation with its former affiliate, Talen Montana. See Note 10 to the Financial Statements for additional information.
(c)Costs incurred in 2022 relate to PPL’s strategic repositioning and corporate centralization efforts. Costs incurred for 2021 are related to the sale of the U.K. utility business and PPL’s strategic repositioning.
(d)Adjustment of valuation allowances related to certain tax credits recorded in 2017 as a result of the TCJA.
(e)Impact of the U.K. Finance Acts on deferred tax balances. See Note 5 to the Financial Statements for more information.
(f)In June 2021, in connection with the tender offer, PPL Capital Funding retired $1,962 million combined aggregate principal amount of its outstanding Senior Notes for $2,293 million aggregate cash purchase price. The loss on extinguishment included the tender premium, bank fees and unamortized fees, hedges and discounts.
(g)Reflects solar panel write-down due to extension of federal government’s solar investment tax credits, technological advances resulting in more efficient modules available on the market, and rising commodity prices for materials used in various solar projects.

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

•"Rhode Island Adjusted Gross Margins" is a single financial performance measure of the electricity transmission and distribution operations of the Rhode Island Regulated segment, as well as the Rhode Island Regulated segment's distribution and sale of natural gas. In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms are offset with minimal impact on earnings. Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance" (which are primarily energy efficiency and storm cost related) and "Taxes, other than income" (which is primarily gross earnings tax) on the Statements of Income. This measure represents the net revenues from Rhode Island Regulated segment's electricity delivery operations.

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

	Three Months			Six Months
	2022	2021	$ Change	2022	2021	$ Change
Kentucky Regulated
Kentucky Adjusted Gross Margins	$567	$489	$78	$1,226	$1,059	$167

Pennsylvania Regulated
Pennsylvania Adjusted Gross Margins
Distribution	$213	$211	$2	$478	$458	$20
Transmission	183	159	24	366	315	51
Total Pennsylvania Adjusted Gross Margins	$396	$370	$26	$844	$773	$71

Rhode Island Regulated
Rhode Island Adjusted Gross Margins	$70	$—	$70	$70	$—	$70

Kentucky Adjusted Gross Margins

Kentucky Adjusted Gross Margins increased for the three months ended June 30, 2022 compared with 2021, primarily due to higher base rates of $47 million, environmental and gas cost recoveries added to base rates of $33 million, higher sales volumes primarily due to weather of $9 million, partially offset by $8 million of lower adjusted gross margins as a result of the economic relief billing credit, net of amortization.

Kentucky Adjusted Gross Margins increased for the six months ended June 30, 2022 compared with 2021, primarily due to higher base rates of $105 million, environmental and gas cost recoveries added to base rates of $66 million, higher sales volumes primarily due to weather of $14 million, partially offset by $17 million of lower adjusted gross margins as a result of the economic relief billing credit, net of amortization.

The increase in base rates was the result of new rates approved by the KPSC effective July 1, 2021. The environmental and gas cost recoveries added to base rates were the result of the transfer of certain ECR and GLT expenses into base rates as a result of the 2020 Kentucky rate case. This transfer results in depreciation and other operation and maintenance expenses associated with the ECR and GLT programs being excluded from margins in the first half of 2022, while the recovery of such costs remain in Kentucky Gross Margins through base rates.

Pennsylvania Adjusted Gross Margins

Distribution

Distribution Adjusted Gross Margins increased for the six months ended June 30, 2022 compared with 2021, primarily due to higher sales volumes of $6 million, favorable weather of $2 million and higher late payment charges of $6 million as a result of not charging late payment fees in 2021. The remaining items were not individually significant in comparison to the prior year.

Transmission

Transmission Adjusted Gross Margins increased for the three months ended June 30, 2022 compared with 2021, primarily due to $12 million as a result of a higher annual PPL zonal peak load billing factor in 2022 and $8 million of returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability.

Transmission Adjusted Gross Margins increased for the six months ended June 30, 2022 compared with 2021, primarily due to $29 million as a result of a higher annual PPL zonal peak load billing factor in 2022 and $18 million of returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability.

Rhode Island Adjusted Gross Margins

Rhode Island Adjusted Gross Margins increased for the three and six months ended June 30, 2022 compared with 2021 due to the acquisition of Narragansett Electric on May 25, 2022.

Reconciliation of Adjusted Gross Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended June 30.

	2022 Three Months
	Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Rhode Island Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$883	$676	$128	$9	$1,696
Operating Expenses
Fuel	229	—	—	—	229
Energy purchases	50	217	38	—	305
Other operation and maintenance	23	27	16	494	560
Depreciation	13	6	—	270	289
Taxes, other than income	1	30	4	35	70
Total Operating Expenses	316	280	58	799	1,453
Total	$567	$396	$70	$(790)	$243

	2021 Three Months
	Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Rhode Island Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$741	$545	—	$2	$1,288
Operating Expenses
Fuel	159	—	—	—	159
Energy purchases	27	110	—	—	137
Other operation and maintenance	24	26	—	354	404
Depreciation	41	15	—	213	269
Taxes, other than income	1	24	—	24	49
Total Operating Expenses	252	175	—	591	1,018
Total	$489	$370	$—	$(589)	$270

	2022 Six Months
	Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Rhode Island Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,887	$1,451	$128	$12	$3,478
Operating Expenses
Fuel	441	—	—	—	441
Energy purchases	146	473	38	—	657
Other operation and maintenance	47	56	16	874	993
Depreciation	26	12	—	522	560
Taxes, other than income	1	66	4	59	130
Total Operating Expenses	661	607	58	1,455	2,781
Total	$1,226	$844	$70	$(1,443)	$697

	2021 Six Months
	Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Rhode Island Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,626	$1,169	—	$(9)	$2,786
Operating Expenses
Fuel	336	—	—	—	336
Energy purchases	98	259	—	—	357
Other operation and maintenance	49	51	—	671	771
Depreciation	81	32	—	423	536
Taxes, other than income	3	54	—	44	101
Total Operating Expenses	567	396	—	1,138	2,101
Total	$1,059	$773	$—	$(1,147)	$685

(a)Represents amounts excluded from Adjusted Gross Margins.
(b)As reported on the Statements of Income.

PPL Electric: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2022	2021	$ Change	2022	2021	$ Change
Operating Revenues	$676	$537	$139	$1,451	$1,142	$309
Operating Expenses
Operation
Energy purchases	218	110	108	474	259	215
Other operation and maintenance	128	125	3	288	253	35
Depreciation	99	109	(10)	197	217	(20)
Taxes, other than income	32	26	6	69	58	11
Total Operating Expenses	477	370	107	1,028	787	241
Other Income (Expense) - net	7	5	2	13	10	3
Interest Income from Affiliate	2	—	2	4	—	4
Interest Expense	40	42	(2)	79	85	(6)
Income Taxes	44	34	10	94	71	23
Net Income	$124	$96	$28	$267	$209	$58

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
Distribution price (a)	$(11)	$(17)
Distribution volume (b)	(2)	10
PLR (c)	115	229
Transmission formula rate (d)	34	79
Other	3	8
Total	$139	$309

(a)The decreases were primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)The increase for the six months ended June 30, 2022 was due to weather and higher customer volumes.
(c)The increases were primarily due to higher energy prices, higher customer volumes and lower volumes of shopping customers.
(d)The increases were due to a higher PPL zonal peak load billing factor in 2022, a revenue reduction recorded due to a challenge to the transmission formula rate return on equity in 2021 and additional returns on transmission capital investments. See Note 6 to the Financial Statements for additional details on the transmission formula rate return on equity reduction.

Energy Purchases

Energy purchases increased $108 million for the three months ended June 30, 2022 compared with 2021. This increase was primarily due to higher PLR prices of $87 million and higher PLR volumes of $18 million.

Energy purchases increased $215 million for the six months ended June 30, 2022 compared with 2021. This increase was primarily due to higher PLR prices of $177 million and higher PLR volumes of $34 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Six Months
Support costs	$6	$14
Storm costs	(2)	5
Universal service programs	—	4
Bad debts	—	5
Other	(1)	7
Total	$3	$35

Depreciation

Depreciation decreased $10 million and $20 million for the three and six months ended June 30, 2022 compared with 2021, primarily due to decreases in software and computer hardware depreciation as a result of end-of-life retirements.

Income Taxes

Income taxes increased $10 million and $23 million for the three and six months ended June 30, 2022 compared with 2021, primarily due to an increase in pre-tax income.

LG&E: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2022	2021	$ Change	2022	2021	$ Change
Operating Revenues
Retail and wholesale	$399	$333	$66	$880	$754	$126
Electric revenue from affiliate	11	9	2	23	16	7
Total Operating Revenues	410	342	68	903	770	133
Operating Expenses
Operation
Fuel	90	66	24	171	133	38
Energy purchases	43	23	20	134	89	45
Energy purchases from affiliate	7	3	4	9	8	1
Other operation and maintenance	103	97	6	203	193	10
Depreciation	75	68	7	149	134	15
Taxes, other than income	12	11	1	24	22	2
Total Operating Expenses	330	268	62	690	579	111
Other Income (Expense) - net	4	3	1	3	1	2
Interest Expense	21	20	1	41	41	—
Income Taxes	9	12	(3)	28	31	(3)
Net Income	$54	$45	$9	$147	$120	$27

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
Fuel and other energy prices (a)	$43	$80
Retail rates (b)	21	50
Volumes	10	16
Economic relief billing credit, net of amortization of $4, $9	(6)	(12)
Other	—	(1)
Total	$68	$133

(a) The increases were primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs.
(b) The increases were due to new base rates approved by the KPSC effective July 1, 2021.

Fuel

Fuel increased $24 million and $38 million for the three and six months ended June 30, 2022 compared with 2021, primarily due to an increase in commodity costs.

Energy Purchases

Energy purchases increased $20 million and $45 million for the three and six months ended June 30, 2022 compared with 2021, primarily due to an increase in commodity costs.

Energy Purchases from affiliate

Energy purchases from affiliate increased $4 million for the three months ended June 30, 2022 compared with 2021, primarily due to an increase in commodity costs.

Other Operation and Maintenance

Other operations and maintenance increased $6 million for the three months ended June 30, 2022 compared with 2021, primarily due to a $3 million increase in storm restoration costs and a $1 million increase in bad debt expense.

Other operations and maintenance increased $10 million for the six months ended June 30, 2022 compared with 2021, primarily due to a $6 million increase in storm restoration costs and a $2 million increase in bad debt expense.

Depreciation

Depreciation increased $7 million for the three months ended June 30, 2022 compared with 2021, due to a $4 million increase driven by higher depreciation rates effective July 1, 2021 and a $3 million increase driven by additional assets placed into service, net of retirements.

Depreciation increased $15 million for the six months ended June 30, 2022 compared with 2021, due to a $8 million increase driven by higher depreciation rates effective July 1, 2021 and a $7 million increase driven by additional assets placed into service, net of retirements.

Income Taxes

Income taxes decreased $3 million for the three months ended June 30, 2022 compared with 2021, primarily due to higher amortization of unprotected excess deferred income taxes as a result of the economic relief billing credit.

KU: Statement of Income Analysis

Statement of Income Analysis
Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2022	2021	$ Change	2022	2021	$ Change
Operating Revenues
Retail and wholesale	$484	$408	$76	$1,007	$872	$135
Electric revenue from affiliate	7	3	4	9	8	1
Total Operating Revenues	491	411	80	1,016	880	136
Operating Expenses
Operation
Fuel	139	93	46	270	203	67
Energy purchases	7	4	3	12	9	3
Energy purchases from affiliate	11	9	2	23	16	7
Other operation and maintenance	120	111	9	233	226	7
Depreciation	98	90	8	193	179	14
Taxes, other than income	11	11	—	22	21	1
Total Operating Expenses	386	318	68	753	654	99
Other Income (Expense) - net	4	3	1	4	4	—
Interest Expense	28	27	1	55	54	1
Income Taxes	15	13	2	39	34	5
Net Income	$66	$56	$10	$173	$142	$31

Operating Revenues

The increase in operating revenues was due to:

	Three Months	Six Months
Retail rates (a)	$26	$55
Fuel and other energy prices (b)	48	74
Economic relief billing credit, net of amortization of $1, $1	(2)	(5)
Volumes	11	11
Other	(3)	1
Total	$80	$136

(a)The increases were due to new base rates approved by the KPSC effective July 1, 2021.
(b)The increases were primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs.

Fuel

Fuel increased $46 million and $67 million for the three and six months ended June 30, 2022 compared with 2021, primarily due to an increase in commodity costs.

Energy Purchases

Energy purchases increased $3 million for the three months ended June 30, 2022 compared with 2021, primarily due to higher volumes.

Other Operation and Maintenance

Other operation and maintenance increased $9 million for the three months ended June 30, 2022 compared with 2021, primarily due to a $4 million increase in maintenance due to the timing and scope of plant outages and a $1 million increase in bad debt expense.

Depreciation

Depreciation increased $8 million for the three months ended June 30, 2022 compared with 2021, primarily due to a $3 million increase driven by additional assets placed into service, net of retirements, and a $4 million increase driven by higher depreciation rates effective July 1, 2021.

Depreciation increased $14 million for the six months ended June 30, 2022 compared with 2021, primarily due to a $6 million increase driven by additional assets placed into service, net of retirements, and a $6 million increase driven by higher depreciation rates effective July 1, 2021.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL	PPL Electric	LG&E	KU
June 30, 2022
Cash and cash equivalents	$336	$29	$18	$17
Short-term debt	988	—	394	338
Long-term debt due within one year	501	474	—	13
Notes payable to affiliates		—	—	—

December 31, 2021
Cash and cash equivalents	$3,571	$21	$9	$13
Short-term debt	69	—	69	—
Long-term debt due within one year	474	474	—	—
Notes payable to affiliates		—	324	294

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

	PPL	PPL Electric	LG&E	KU
2022
Operating activities	$979	$355	$317	$332
Investing activities	(4,683)	(117)	(183)	(273)
Financing activities	469	(230)	(125)	(55)
2021
Operating activities	$795	$354	$258	$280
Investing activities	9,583	(1,533)	(215)	(266)
Financing activities	(3,556)	1,197	(46)	(29)
Change - Cash Provided (Used)
Operating activities	$184	$1	$59	$52
Investing activities	(14,266)	1,416	32	(7)
Financing activities	4,025	(1,427)	(79)	(26)

Operating Activities

The components of the change in cash provided by (used in) operating activities for the six months ended June 30, 2022 compared with 2021 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Net income	$725	$58	$27	$31
Non-cash components	(287)	(38)	(5)	17
Working capital	(314)	(26)	35	7
Defined benefit plan funding	29	21	—	—
Other operating activities	31	(14)	2	(3)
Total	$184	$1	$59	$52

(PPL)

PPL's cash provided by operating activities in 2022 increased $184 million compared with 2021.
•Net income increased $725 million between the periods and included a decrease in non-cash charges of $287 million. The decrease in non-cash charges was primarily due to a decrease in primarily due to the loss on extinguishment of debt and the impairment of solar panels.

•The $314 million decrease in cash from changes in working capital was primarily due to a decrease in taxes payable and a decrease in regulatory liabilities (primarily due to refunds to customers related to the transmission formula rate return on equity reduction) partially offset by an increase in accounts payable (primarily due to timing).

•The $29 million decrease in defined benefit plan funding was primarily due to a decrease in contribution to its pension plans in 2022, as PPL's defined benefit pension plans have the option to utilize available prior year credit balances to meet current and future contribution requirements.

•The $31 million increase in cash provided by other operating activities was primarily due to an increase in regulatory liabilities, a decrease in pension plan assets and an increase in asset retirement obligations partially offset by an increase in regulatory assets and a decrease in accrued pension obligations.

(PPL Electric)

PPL Electric's cash provided by operating activities in 2022 increased $1 million compared with 2021.
•Net income increased $58 million between the periods and included a decrease in non-cash components of $38 million. The decrease in non-cash components was primarily due to a decrease in depreciation expense (primarily related to a decrease in software and computer hardware depreciation as a result of end-of-life retirements).

•The $26 million decrease in cash from changes in working capital was primarily due to a decrease in regulatory liabilities (primarily due to refunds to customers related to the transmission formula rate return on equity reduction), an increase in unbilled revenues (primarily due to weather and rate recovery mechanisms), partially offset by an increase in accounts payable (primarily due to timing) and an increase in counterparty collateral (due to collateral requirements for energy pricing).

•A $21 million decrease in defined benefit plan funding was primarily due to a decrease in contributions to pension plans in 2022, as PPL Electric's defined benefit pension plans have the option to utilize available prior year credit balances to meet current and future contribution requirements.

•The $14 million increase in cash provided by other operating activities was driven primarily by a decrease in other assets (primarily related to PPE).

(LG&E)

LG&E's cash provided by operating activities in 2022 increased $59 million compared with 2021.
•Net income increased $27 million between the periods and included a decrease in non-cash components of $5 million. The decrease in non-cash components was driven by a decrease in deferred income tax expense (primarily due to amortization of excess deferred income taxes) and a decrease in amortization expense (primarily due to the amortization of the economic relief billing credit regulatory liability), partially offset by an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements and higher depreciation rates effective July 1, 2021).

•The increase in cash from changes in working capital was primarily due to an increase in other current liabilities (primarily due to timing of payments), a decrease in fuels, materials and supplies (primarily due to higher priced natural gas withdrawn from storage), a decrease in accounts receivable (primarily due collections of higher winter natural gas costs) and an increase in accounts payable (primarily due to timing of payments).

(KU)

KU's cash provided by operating activities in 2022 increased $52 million compared with 2021.
•Net income increased $31 million between the periods and included an increase in non-cash components of $17 million. The increase in non-cash components was driven by an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements and higher depreciation rates effective July 1, 2021).

•The increase in cash from changes in working capital was primarily due to an increase in accounts payable, an increase in other current liabilities and an increase in taxes payable (primarily due to timing of payments) partially offset by an increase in fuels, materials and supplies (primarily due to the accumulation of inventory for upcoming transmission and distribution projects), an increase in unbilled revenues (primarily due to weather and higher commodity costs) and an increase in net regulatory assets (primarily due to the timing of rate recovery mechanisms).

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities for the six months ended June 30, 2022 compared with 2021 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Expenditures for PP&E	$(40)	$7	$32	$(3)
Acquisition of Narragansett Electric, net of cash acquired	(3,674)	—	—	—
Proceeds from sale of discontinued operations, net of cash divested	(10,560)	—	—	—
Notes receivable from affiliate	—	1,408	—	—
Other investing activities	8	1	—	(4)
Total	$(14,266)	$1,416	$32	$(7)

For PPL, the increase in expenditures for PP&E was due to project expenditures at RIE offset by lower project expenditures at PPL Electric and LG&E. The decrease in expenditures at LG&E was primarily due to lower spending on various projects that are not individually significant.

For PPL Electric, the change in "Notes receivable from affiliate" activity resulted from payments received on the short-term note between affiliates in 2022, issued to support general corporate purposes. See Note 11 to the Financial Statements for further discussion of intercompany borrowings.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the six months ended June 30, 2022 compared with 2021 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$1,729	$(650)	$—	$—
Dividends	187	36	(27)	(48)
Capital contributions/distributions, net	—	(815)	(34)	—
Retirement of term loan	300	—	—	—
Change in short-term debt, net	1,714	—	546	509
Retirement of commercial paper	73	—	41	32
Net increase (decrease) in notes payable with affiliate	—	—	(606)	(520)
Other financing activities	22	2	1	1
Total	$4,025	$(1,427)	$(79)	$(26)

See Note 7 to the Financial Statements in this Form 10-Q for information on 2022 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 8 to the Financial Statements in the Registrants' 2021 Form 10-K for information on 2021 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At June 30, 2022, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,350	$—	$256	$1,094
PPL Electric Credit Facility	650	—	1	649
LG&E Credit Facilities	500	—	394	106
KU Credit Facilities	400	—	338	62
Total Credit Facilities (a)	$2,900	$—	$989	$1,911

(a)The commitments under the credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 9%, PPL Electric - 7%, LG&E - 7% and KU - 7%.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LG&E and KU)

	Committed Capacity	Borrowed	Commercial Paper Issued	Unused Capacity
LG&E Money Pool (a)	$750	$—	$394	$356
KU Money Pool (a)	650	—	338	312

(a)LG&E and KU participate in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E, and LKE and/or LG&E make available to KU funds up to the difference between LG&E's and KU's FERC borrowing limit and LG&E's and KU's commercial paper issued, at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on LIBOR.

See Note 11 to the Financial Statements for further discussion of intercompany credit facilities.

Commercial Paper (All Registrants)

The Registrants maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facility. The following commercial paper programs were in place at June 30, 2022:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,350	$256	$1,094
PPL Electric	650	—	650
LG&E	425	394	31
KU	350	338	12
Total PPL	$2,775	$988	$1,787

Long-term Debt (All Registrants)

See Note 7 to the Financial Statements for information regarding the Registrants’ long-term debt activities.

(PPL)

Equity Securities Activities

Share Repurchase

In August 2021, PPL's Board of Directors authorized share repurchases of up to $3 billion of PPL common shares. In 2021, PPL repurchased approximately $1 billion of PPL common shares. There were no share repurchases during the three and six months ended June 30, 2022. The actual additional amounts to be repurchased pursuant to this authority will depend on various factors, including PPL’s share price and market conditions. PPL may purchase shares on each trading day subject to market conditions and principles of best execution.

See Note 7 to the Financial Statements for information regarding the Registrants’ equity securities activities.

Forecasted Uses of Cash

(PPL)

Capital Expenditures

PPL updated its capital expenditure plan to include RIE upon completion of the acquisition. PPL currently anticipates capital expenditures for RIE of $450 million in 2022. For the period 2023 through 2024, PPL currently anticipates capital expenditures for RIE of up to approximately $1.3 billion.

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.

Contractual Obligations

PPL has assumed various financial obligations and commitments related to the acquisition of RIE. At June 30, 2022, estimated contractual cash obligations for RIE were as follows:

	Total	2022	2023-2024	2025-2026	After 2026
RIE
Long-term Debt (a)	$1,516	$14	$2	$1	$1,499
Interest on Long-term Debt (b)	771	31	123	123	494
Operating Leases	24	4	10	6	4
Unconditional Power Purchase Obligations	809	200	216	81	312
Total Contractual Cash Obligations	$3,120	$249	$351	$211	$2,309

(a)Reflects principal maturities based on stated maturity or earlier put dates. See Note 7 to the Financial Statements for more information.
(b)Assumes interest payments through stated maturity or earlier put dates.

Common Stock Dividends

In June 2022, PPL declared a quarterly common stock dividend, payable July 1, 2022, of 22.5 cents per share. Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

The rating agencies have taken the following actions related to the Registrants and their subsidiaries during 2022:

(PPL)

In June 2022, Moody’s affirmed its commercial paper rating for PPL Capital Funding and upgraded the following ratings with a stable outlook:
•the long-term issuer rating from Baa2 to Baa1 for PPL;
•the senior unsecured rating from Baa2 to Baa1 for PPL Capital Funding;
•the junior subordinated rating from Baa3 to Baa2 for PPL Capital Funding; and
•the senior unsecured bank credit facility rating from Baa2 to Baa1 for PPL Capital Funding.

In June 2022, Moody’s upgraded the following ratings with a stable outlook:
•the long-term issuer rating from Baa1 to A3 for Narragansett Electric Company;
•the senior unsecured rating from Baa1 to A3 for Narragansett Electric Company; and
•the preferred stock rating from Baa3 to Baa2 for Narragansett Electric Company.

In June 2022, S&P upgraded the following ratings with a stable outlook:
•the long-term issuer rating from BBB+ to A- for Narragansett Electric Company;

•the senior unsecured rating from BBB+ to A- for Narragansett Electric Company; and
•the preferred stock rating from BBB- to BBB for Narragansett Electric Company.

(PPL and PPL Electric)

In May 2022, S&P upgraded the following ratings with a stable outlook for PPL Electric:
•the long-term issuer credit rating from A- to A;
•the issue-level senior secured rating from A to A+; and
•the short-term and commercial paper ratings from A-2 to A-1.

Ratings Triggers

(PPL, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, and interest rate instruments, contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL for derivative contracts in a net liability position at June 30, 2022.

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

The following interest rate hedges were outstanding at June 30, 2022.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL and LG&E
Economic hedges
Interest rate swaps (c)	$64	$(10)	$(1)	2033

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at June 30, 2022 was insignificant for PPL, PPL Electric, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at June 30, 2022 is shown below.

10% Adverse Movement in Rates
PPL	$497
PPL Electric	177
LG&E	85
KU	129

Commodity Price Risk

PPL is exposed to commodity price risk through its subsidiaries as described below.

•PPL Electric is required to purchase electricity to fulfill its obligation as a PLR. Potential commodity price risk is mitigated through its PAPUC-approved cost recovery mechanism and full-requirement supply agreements to serve its PLR customers which transfer the risk to energy suppliers.
•LG&E's and KU's rates include certain mechanisms for fuel, fuel-related expenses and energy purchases. In addition, LG&E's rates include a mechanism for natural gas supply expenses. These mechanisms generally provide for timely recovery of market price fluctuations associated with these expenses.
•RIE utilizes derivative instruments pursuant to its RIPUC-approved plan to manage commodity price risk associated with its natural gas purchases. RIE's commodity risk management strategy is to reduce fluctuations in firm gas sales prices to its customers. RIE's costs associate with derivatives instruments are generally recoverable through its RIPUC- approved cost recovery mechanism. RIE is required to purchase electricity to fulfill its obligation to provide Last Resort Service (LRS). Potential commodity price risk is mitigated through its RIPUC-approved cost recovery mechanisms and full requirements service agreements to serve LRS customers, which transfer the risk to energy suppliers. RIE is required to contract through long-term agreements for clean energy supply under the Rhode Island Renewable Energy Growth program and Long-term Clean Energy Standard. Potential commodity price risk is mitigated through its RIPUC-approved cost recovery mechanisms, which true-up cost differences between contract prices and market prices.

(All Registrants)

Volumetric Risk

Volumetric risk is the risk related to the changes in volume of retail sales due to weather, economic conditions or other factors. PPL is exposed to volumetric risk through its subsidiaries as described below:

•PPL Electric, LG&E and KU are exposed to volumetric risk on retail sales, mainly due to weather and other economic conditions for which there is limited mitigation between rate cases.
•RIE is exposed to volumetric risk, which is significantly mitigated by regulatory mechanisms. RIE's electric and gas distribution rates both have a revenue decoupling mechanism, which allows for annual adjustments to RIE’s delivery rates.

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

NAAQS (PPL, LG&E and KU)

In March 2021, the EPA released final revisions to the Cross-State Air Pollution Rule (CSAPR), aimed at ensuring compliance with the 2008 ozone NAAQS and providing for reductions in ozone season nitrogen oxide emissions for 2021 and subsequent years from sources in 12 states, including Kentucky. Additionally, the EPA reversed its previous approval of the Kentucky State Implementation Plan with respect to these requirements. In February 2022, the EPA Administrator released a proposed Federal Implementation Plan under the Good Neighbor provisions of the Clean Air Act providing for significant additional nitrogen oxide emission reductions for compliance with the revised 2015 ozone NAAQS. The proposed reductions in Kentucky state-wide nitrogen oxide budgets are scheduled to commence in 2023, with the largest reductions planned for 2026, based on the installation time frame for certain selective catalytic reduction controls, subject to future specific allowance calculations. PPL, LG&E and KU are currently assessing the potential impact of the proposed Good Neighbor Plan revisions on operations. The current and proposed rules provide for reduced availability of NOx allowances that have historically permitted operational flexibility for fossil units and could potentially result in constraints that may require implementation of additional emission controls or accelerate implementation of lower emission generation technologies. Pursuant to the President’s executive order, the EPA is currently reviewing its previous determinations made in December 2020 to retain the existing NAAQS for ozone and particulate matter without change.

PPL, LG&E, and KU are unable to predict future emission reductions that may be required by future federal rules or state implementation actions. Compliance with the NAAQS, CSAPR, Good Neighbor Plan, and related requirements may require installation of additional pollution controls or other compliance actions, inclusive of retirements, the costs of which PPL, LG&E and KU believe would be subject to rate recovery.

Climate Change (All Registrants)

The Biden administration is undertaking wide-ranging efforts to address climate change. Recent government actions and policy developments, including the President’s announced goal of a carbon free electricity sector by 2035, could have far-reaching impacts on PPL’s business operations, products, and services. On June 30, 2022, the Supreme Court ruled that provisions of the EPA's Clean Power Plan, premised on generation shifting from coal-fired plants to lower emitting natural gas-fired plants and renewables, exceeded the authority granted to the EPA under the Clean Air Act. The EPA has announced that it plans on issuing new greenhouse gas rules in the future. It is uncertain how the Supreme Court ruling may impact future EPA rulemaking. All of these developments are preliminary or ongoing in nature and the Registrants cannot predict their final outcome or ultimate impact on operations.

New Accounting Guidance (All Registrants)

There has been no new accounting guidance adopted in 2022 and there is no new significant accounting guidance pending adoption as of June 30, 2022.

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

Following is an update to the critical accounting policies disclosed in PPL's 2021 Form 10-K attributable to the acquisition of RIE.

(PPL)

Price Risk Management

See "Financial Condition - Risk Management" above.

Revenue Recognition - Unbilled Revenues

For RIE, revenues related to the sale of energy are recorded when service is rendered or when energy is delivered to customers. Because customers are billed on cycles which vary based on the timing of actual meter reads taken throughout the month, estimates are recorded for unbilled revenues at the end of each reporting period. Such unbilled revenue amounts reflect estimates of deliveries to customers since the date of the last reading of their meters. The unbilled revenue estimates reflect consideration of factors including daily load models, estimated usage for each customer class, the effect of current and different rate schedules, the meter read schedule, the billing schedule, actual weather data, and, where applicable, the impact of weather normalization or other regulatory provisions of rate structures.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2022, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting.

PPL Corporation

PPL's principal executive officer and principal financial officer have concluded that there was a change in PPL’s internal controls over financial reporting (ICFR) resulting from the Narragansett Electric Company transaction during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, PPL’s ICFR. Due to the timing of deal close and Narragansett Electric Company’s heavily integrated systems and processes with National Grid, PPL will elect to exclude Narragansett Electric Company from the scope of its Sarbanes-Oxley Act of 2002 §404 ICFR assessment for the year ending December 31, 2022. On a pro forma basis, Narragansett Electric Company would have accounted for approximately 7.7% of PPL's net income for the six months ended June 30, 2022. Narragansett Electric Company represented 18.2% and 12.4% of PPL's consolidated total assets and net assets at June 30, 2022. Other than the Narragansett Electric Company acquisition, PPL’s principal executive officer and principal financial officer have concluded there were no other changes in ICFR that have materially affected, or are reasonably likely to materially affect, PPL’s ICFR.

PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

The Registrants' principal executive officers and principal financial officers have concluded that there were no changes in the Registrants' ICFR during the Registrants' second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrants' internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the second quarter of 2022 see:

•"Item 3. Legal Proceedings" in each Registrant's 2021 Form 10-K; and
•Notes 5, 6, 8 and 10 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the Registrants' 2021 Form 10-K, except the following:

(PPL)

PPL may not realize the anticipated benefits of the RIE acquisition, which could materially adversely affect PPL's business, financial condition and results of operations.

PPL may not realize the anticipated financial and operational benefits from the RIE acquisition if the business is not integrated in an efficient and effective manner or if integration takes longer than anticipated. These integration risks include potential difficulties in conversion of systems and information, difficulties in harmonizing inconsistencies in standards, controls, procedures, practices and policies, disruption from the acquisition making it more difficult to maintain relationships with customers, employees or suppliers, and diversion of management time and attention to integration and other acquisition-related issues. In addition, PPL has incurred, and will continue to incur, significant costs in connection with the integration, and additional unanticipated costs may arise. No assurance can be given that the anticipated benefits from the acquisition will be achieved or, if achieved, the timing of their achievement. These risks and their consequences could result in increased costs or decreases in the amount of expected revenues, and could have a material adverse effect on PPL's business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of PPL Corporation Equity Securities by the Issuer and Affiliated Purchasers (PPL)

The following table provides information about PPL's purchases of equity securities that are registered by PPL Corporation pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended June 30, 2022:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (a)
April 1 to April 30, 2022	—	$—	—	$1,997,876,503
May 1 to May 31, 2022	—	—	—	$1,997,876,503
June 1 to June 30, 2022	—	—	—	$1,997,876,503
Total	—	$—	—	$1,997,876,503

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

*4(a)-1	-	Indenture, dated as of March 22, 2010, by The Narragansett Electric Company and The Bank of New York Mellon as Trustee.
*4(a)-2	-	First Supplemental Indenture, dated as of March 22, 2010, to said Indenture.
*4(a)-3	-	Second Supplemental Indenture, dated as of March 22, 2010, to said Indenture.
*4(a)-4	-	Third Supplemental Indenture, dated as of December 10, 2012, to said Indenture.
*4(a)-5	-	Fourth Supplemental Indenture, dated as of July 27, 2018, to said Indenture.
*4(a)-6	-	Fifth Supplemental Indenture, dated as of April 9, 2020, to said Indenture.
10(a)	-
Transition Services Agreement, dated as of May 25, 2022, by and among National Grid USA Service Company, Inc., National Grid USA (solely with respect to Section 4.6) and The Narragansett Electric Company (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 25, 2022).

*[_]10(b)	-	Rhode Island Energy Retirement Plan, effective January 14, 2022.
*[_]10(c)	-	Rhode Island Energy Executive Supplemental Retirement Plan, effective February 24, 2022.

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2022, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2022, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	August 3, 2022	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	August 3, 2022	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting and Financial Officer)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	August 3, 2022	/s/ Christopher M. Garrett
Christopher M. Garrett Vice President-Finance and Accounting
(Principal Accounting and Financial Officer)