Form 10-K
period 2022-12-31
PPL Corp; PPL ELECTRIC UTILITIES CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2023-02-17
CIK 922224, 317187, 55387, 60549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2022
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

As of June 30, 2022, PPL Corporation had 736,157,176 shares of its $0.01 par value Common Stock outstanding. The aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $19,971,944,185. As of January 31, 2023, PPL Corporation had 736,677,854 shares of its $0.01 par value Common Stock outstanding.

As of January 31, 2023, PPL Corporation held all 66,368,056 outstanding common shares, no par value, of PPL Electric Utilities Corporation.

As of January 31, 2023, LG&E and KU Energy LLC held all 21,294,223 outstanding common shares, no par value, of Louisville Gas and Electric Company.

As of January 31, 2023, LG&E and KU Energy LLC held all 37,817,878 outstanding common shares, no par value, of Kentucky Utilities Company.

PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

PPL Corporation has incorporated herein by reference certain sections of PPL Corporation's 2023 Notice of Annual Meeting and Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022 and which will provide the information required by Part III of this Report.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2022

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

GLOSSARY OF TERMS AND ABBREVIATIONS

PPL Corporation and its subsidiaries

CEP Reserves - CEP Reserves, Inc., a cash management subsidiary of PPL that maintains cash reserves for the balance sheet management of PPL and certain subsidiaries.

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

PPL - PPL Corporation, the ultimate parent holding company of PPL Electric, PPL Energy Funding, PPL Capital Funding, LKE, RIE and other subsidiaries.

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

RIE - Rhode Island Energy, the name under which Narragansett Electric will continue to provide services subsequent to its acquisition by PPL and its subsidiary, PPL Rhode Island Holdings on May 25, 2022.
i

Other terms and abbreviations

£ - British pound sterling.

401(h) account(s) - a sub-account established within a qualified pension trust to provide for the payment of retiree medical costs.

Act 11 - Act 11 of 2012 that became effective on April 16, 2012. The Pennsylvania legislation authorized the PAPUC to approve two specific ratemaking mechanisms: the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, a DSIC.

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

Cane Run Unit 7 - a NGCC generating unit in Kentucky, jointly owned by LG&E and KU.

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

COVID-19 - the disease caused by the coronavirus identified in 2019 that caused a global pandemic.

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

GAAP - Generally Accepted Accounting Principles in the U.S.

GBP - British pound sterling.

GHG(s) - greenhouse gas(es).

GLT - gas line tracker. The KPSC approved mechanism for LG&E's recovery of certain costs associated with gas transmission lines, gas service lines, gas risers, leak mitigation, and gas main replacements.

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

MMBtu - one million British Thermal Units.

Moody's - Moody's Investors Service, Inc., a credit rating agency.

MW - megawatt, one thousand kilowatts.

MWac - megawatt, alternating current. The measure of the power output from a solar installation.

NAAQS - National Ambient Air Quality Standards periodically adopted pursuant to the Clean Air Act.

NEP - New England Power Company, a National Grid U.S. affiliate.

NERC - North American Electric Reliability Corporation.

NGCC - Natural gas combined cycle.

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

PPA(s) - power purchase agreement(s).

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

PPL EU Services - PPL EU Services Corporation, a former subsidiary of PPL that, prior to being merged into PPL Services on December 31, 2021, provided administrative, management and support services primarily to PPL Electric.

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

RAR – Retired Asset Recovery rider, established by KPSC orders in 2021 to provide for recovery of and return on the remaining investment in certain electric generating units upon their retirement over a ten-year period following retirement.

RCRA - Resource Conservation and Recovery Act of 1976.

Registrant(s) - refers to the Registrants named on the cover of this Report (each a "Registrant" and collectively, the "Registrants").

RIPUC - Rhode Island Public Utilities Commission, a three-member quasi-judicial tribunal with jurisdiction, powers, and duties to implement and enforce the standards of conduct under R.I. Gen. Laws § 39-1-27.6 and to hold investigations and hearings involving the rates, tariffs, tolls, and charges, and the sufficiency and reasonableness of facilities and accommodations of public utilities.

Riverstone - Riverstone Holdings LLC, a Delaware limited liability company and, as of December 6, 2016, ultimate parent company of the entities that own the competitive power generation business contributed to Talen Energy.

Rhode Island Division of Public Utilities and Carriers - the Rhode Island Division of Public Utilities and Carriers, which is headed by an Administrator who is not a Commissioner of the RIPUC, exercises the jurisdiction, supervision, power, and duties not specifically assigned to the RIPUC.

RTO - Regional Transmission Operator, an electric power transmission system operator that coordinates, controls and monitors a multi-state electric grid.

Safari Energy - Safari Energy, LLC, which was, prior to the sale of Safari Holdings on November 1, 2022, a subsidiary of Safari Holdings that provided solar energy solutions for commercial customers in the U.S.

Safari Holdings - Safari Holdings, LLC, which was, prior to its sale on November 1, 2022, a subsidiary of PPL and parent holding company of Safari Energy.

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

v

Smart metering technology - technology that can measure, among other things, time of electricity consumption to permit offering rate incentives for usage during lower cost or demand intervals. The use of this technology also has the potential to strengthen network reliability.

SOFR - Secured Overnight Financing Rate, a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities.

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

USW - The United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, commonly known as the United Steelworkers.

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

WPD plc - Western Power Distribution plc, prior to the sale of the U.K utility business, a U.K. indirect subsidiary of PPL WPD Limited. Its principal indirectly owned subsidiaries are WPD (East Midlands), WPD (South Wales), WPD (South West) and WPD (West Midlands). WPD plc was included in the sale of the U.K. utility business on June 14, 2021.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

Forward-looking Information

Statements contained in this Annual Report concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in "Item 1A. Risk Factors" and in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report, the following are among the important factors that could cause actual results to differ materially and adversely from the forward-looking statements:

•strategic acquisitions, dispositions, or similar transactions, including the acquisition of Narragansett Electric, and our ability to consummate these business transactions or realize expected benefits from them;
•COVID-19 or other pandemics and their impact on economic conditions, financial markets and supply chains;
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
•significant changes in the demand for electricity;
•expansion of alternative and distributed sources of electricity generation and storage;
•the effectiveness of our risk management programs, including commodity and interest rate hedging;
•defaults by counterparties or suppliers for energy, capacity, coal, natural gas or key commodities, goods or services;
•a material decline in the market value of PPL's equity;
•significant decreases in the fair value of debt and equity securities and their impact on the value of assets in defined benefit plans, and the related cash funding requirements if the fair value of those assets decline;
•interest rates and their effect on pension and retiree medical liabilities, ARO liabilities and interest payable on certain debt securities, and the general economy;
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
•the effect of changing expectations and demands of our customers, regulators, investors and stakeholders, including heightened emphasis on environmental, social and governance concerns;
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

PART I

ITEM 1. BUSINESS

General

(All Registrants)

PPL, headquartered in Allentown, Pennsylvania, is a utility holding company, incorporated in 1994 to serve as the holding company for the regulated utility that is now PPL Electric and pursue other business activities in the deregulated power sector. PPL, through its regulated utility subsidiaries, delivers electricity to customers in Pennsylvania, Kentucky, Virginia, and Rhode Island; delivers natural gas to customers in Kentucky and Rhode Island; and generates electricity from power plants in Kentucky.

PPL's principal subsidiaries at December 31, 2022 are shown below (* denotes a Registrant).

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

Segment Information

(PPL)

PPL is organized into three reportable segments as depicted in the chart above: Kentucky Regulated, which primarily represents the results of LG&E and KU, Pennsylvania Regulated, which primarily represents the results of PPL Electric, and Rhode Island Regulated, which primarily represents the results of RIE. "Corporate and Other" primarily includes financing and other costs incurred at the corporate level that have not been allocated or assigned to the segments, as well as certain non-recoverable costs resulting from commitments made to the Rhode Island Division of Public Utilities and Carriers and the Attorney General of the State of Rhode Island in conjunction with the acquisition of Narragansett Electric.

A comparison of PPL's Regulated segments is shown below.

	Kentucky	Pennsylvania	Rhode Island
	Regulated	Regulated	Regulated (a)
For the year ended December 31, 2022:
Operating Revenues (in billions)	$3.8	$3.0	$1.0
Net Income (in millions)	$507	$525	$(44)
Electricity delivered (GWh)	30,892	37,593	4,494
Natural gas delivered (Bcf)	31	—	14
At December 31, 2022:
Regulatory Asset Base (in billions) (b)	$11.7	$9.3	$3.2
Service area (in square miles)	8,000	10,000	1,200
Customers (in millions)	1.3	1.5	0.8

(a)On May 25, 2022, PPL Rhode Island Holdings acquired 100% of the outstanding shares of common stock of Narragansett Electric. The results of RIE are included in PPL’s Rhode Island Regulated segment. See Note 9 to the Financial Statements for additional information.
(b)Represents capitalization for Kentucky Regulated, rate base for Pennsylvania Regulated and Rhode Island Regulated. The amount for Rhode Island Regulated excludes acquisition-related adjustments for non-earning assets.

See Note 2 to the Financial Statements for additional financial information by segment.

Beginning on January 1, 2023, the Kentucky Regulated segment will consist primarily of the regulated electricity generation, transmission and distribution operations conducted by LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. Prior to January 1, 2023, the Kentucky Regulated segment also included the financing activities of LKE. The financing activity of LKE will be presented in Corporate and Other beginning on January 1, 2023. As a result of this change, beginning on January 1, 2023, PPL’s segments will consist of the regulated operations of Kentucky, Pennsylvania and Rhode Island and will exclude any incremental financing activities of holding companies, which Management believes is a more meaningful presentation as it provides information on the core regulated operations of PPL.

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

(PPL, LG&E and KU)

LG&E and KU are engaged in the regulated generation, transmission, distribution and sale of electricity in Kentucky and, in KU's case, also Virginia. LG&E also engages in the distribution and sale of natural gas in Kentucky. LG&E provides electric service to approximately 433,000 customers in Louisville and adjacent areas in Kentucky, covering approximately 700 square miles in nine counties and provides natural gas service to approximately 334,000 customers in its electric service area and eight additional counties in Kentucky. KU provides electric service to approximately 541,000 customers in 77 counties in central, southeastern and western Kentucky and approximately 28,000 customers in five counties in southwestern Virginia, covering approximately 4,800 non-contiguous square miles. KU also sells wholesale electricity to two municipalities in Kentucky under load following contracts. See Note 3 to the Financial Statements for revenue information.

Franchises and Licenses

LG&E and KU provide electricity delivery service, and LG&E provides natural gas distribution service, in their respective service territories pursuant to certain franchises, licenses, statutory service areas, easements and other rights or permissions granted by state legislatures, cities or municipalities or other entities.

Competition

There are currently no other electric public utilities operating within the electric service areas of LG&E and KU. From time to time, bills are introduced into the Kentucky General Assembly which seek to authorize, promote or mandate increased distributed generation, customer choice or other developments. Neither the Kentucky General Assembly nor the KPSC has adopted or approved a plan or timetable for retail electric industry competition in Kentucky. The nature or timing of legislative or regulatory actions, if any, regarding industry restructuring and their impact on LG&E and KU, which may be significant, cannot currently be predicted. Virginia, formerly a deregulated jurisdiction, has enacted legislation that implemented a hybrid model of cost-based regulation. KU's operations in Virginia have been and remain regulated.

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

Power Supply

At December 31, 2022, LG&E owned generating capacity of 2,760 MW and KU owned generating capacity of 4,775 MW. See "Item 2. Properties - Kentucky Regulated Segment" for a complete list of generating facilities.

The system capacity of LG&E's and KU's owned generation is based upon several factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changes in circumstances.

During 2022, LG&E's and KU's power plants generated the following amounts of electricity:

	GWh
Fuel Source	LG&E	KU
Coal	10,488	13,880
Oil	—	6
Gas	1,816	5,039
Hydro	278	61
Solar	8	12
Total (a)	12,590	18,998

(a)This generation represents an increase for LG&E of 5% and a decrease for KU of 1% from 2021 output.

The majority of LG&E's and KU's generated electricity was used to supply their retail customer bases.

LG&E and KU jointly dispatch their generation units with the lowest cost generation used to serve their customers. When LG&E has excess generation capacity after serving its own customers and its generation cost is lower than that of KU, KU purchases electricity from LG&E and vice versa.

Due to environmental requirements and energy efficiency measures, as of December 31, 2022, LG&E and KU have retired approximately 1,200 MW of coal-fired generation plants since 2010.

LG&E and KU received approval from the KPSC to develop a 4 MW Solar Share facility to service a Solar Share program. The Solar Share program is a voluntary program that allows customers to subscribe capacity in the Solar Share facility. Construction commences, in 500-kilowatt phases, when subscription is complete. Construction of five 500-kilowatt phases was completed as of December 31, 2022. LG&E and KU continue to market the program and have started receiving subscriptions for the sixth 500-kilowatt phase.

On January 23, 2020, LG&E and KU applied to the KPSC for approval of arrangements relating to the purchase of 100 MW of solar power in connection with the Green Tariff option established in the 2018 Kentucky base rate cases. Pursuant to the agreements, LG&E and KU would purchase the initial 20 years of output of a proposed third-party solar generation facility and resell the bulk of the power as renewable energy to two large industrial customers and use the remaining power for other customers. The generation facility is currently expected to be operational in the fourth quarter of 2024. In 2020, the KPSC approved LG&E’s and KU’s applications. PPL, LG&E and KU do not anticipate that these arrangements will have a significant impact on their results of operations or financial condition.

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

On December 15, 2022, LG&E and KU filed an application with the KPSC for a CPCN for the construction of two 621 MW net summer rating NGCC combustion turbine facilities, one at LG&E's Mill Creek Generating Station in Jefferson County, Kentucky and the other at KU's E.W. Brown Generating Station in Mercer County, Kentucky, including on-site natural gas and electric transmission construction associated with those facilities and site compatibility certificates. LG&E and KU also applied for a CPCN to construct a 120 MWac solar photovoltaic electric generating facility in Mercer County, Kentucky, and for a CPCN to acquire a 120 MWac solar facility to be built by a third-party solar developer in Marion County, Kentucky. LG&E and KU further applied for a CPCN to construct a 125 MW, 4-hour battery energy storage system facility at KU's E.W. Brown Generating Station and for approval of their proposed 2024-2030 DSM programs. The plan includes adding 14 new, adjusted or expanded energy efficiency programs, which would reduce LG&E's and KU's overall need by approximately 100 MW each. Finally, LG&E and KU requested a declaratory order to confirm that their entry into non-firm energy-only power-purchase agreements for the output of four solar photovoltaic facilities with a combined capacity of 637 MW does not require KPSC approval and that LG&E and KU may recover the costs of the solar PPAs through their fuel adjustment clause mechanisms as previously approved for a prior solar PPA. LG&E and KU plan to accrue AFUDC on the constructed NGCCs, solar facility in Mercer County, Kentucky and the battery energy storage system facility and have requested regulatory asset treatment to recover the financing costs of these projects.

The new NGCC would be jointly owned by LG&E (31%) and KU (69%) and the solar units would be jointly owned by LG&E (37%) and KU (63%), the battery storage unit would be owned by LG&E, and the proposed PPA transactions and DSM programs would be entered into or conducted jointly by LG&E and KU, consistent with LG&E and KU's shared dispatch, cost allocation, tariff or other frameworks.

The filing also notes planned retirement dates for certain existing coal-fired generation units, including Mill Creek 1 (300 MW) in 2024 and E.W. Brown 3 (412 MW) in 2028, and updates and advances the planned retirement dates for Mill Creek 2 (297 MW) to 2027 and Ghent 2 (486 MW) to 2028. LG&E and KU anticipate the recovery of associated retirement costs, including the remaining net book value, for these coal-fired generating units through the RAR or other rate mechanisms.

The KPSC accepted the filing as of January 6, 2023 and has indicated its intention to issue an order on all issues by November 6, 2023. LG&E and KU cannot predict the outcome of these matters.

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

LG&E and KU have entered into coal supply agreements with various suppliers for coal deliveries through 2027 and augment their coal supply agreements with spot market purchases, as needed.

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

(PPL and LG&E)

Natural Gas Distribution Supply

Five underground natural gas storage fields, with a current working natural gas capacity of approximately 15 billion cubic feet (Bcf), are used to provide natural gas service to LG&E's firm sales customers. Natural gas is stored during the summer season for withdrawal during the following winter heating season. Without this storage capacity, LG&E would need to purchase additional natural gas and pipeline transportation services during winter months when customer demand increases and the cost of natural gas supply and pipeline transportation services are expected to be higher. At December 31, 2022, LG&E had 10 Bcf of natural gas stored underground with a carrying value of $68 million. LG&E will continue work in 2023 on a multi-year project to retire one of its underground natural gas storage fields with a working natural gas capacity of 4 Bcf, with plans to complete by no later than 2025.

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

LG&E purchases natural gas supply transportation services from two pipelines. LG&E has a set of contracts with one pipeline that are subject to termination by LG&E between 2025 and 2028. Total winter season capacity under these contracts is 184,900 MMBtu/day and summer season capacity is 60,000 MMBtu/day. LG&E has two additional contracts with this same pipeline. One contract is for pipeline capacity through 2026 for 60,000 MMBtu/day during both the winter and summer seasons. The other contract is for pipeline capacity through 2028 for 30,000 MMBtu/day during the winter season. LG&E has a single contract with a second pipeline with a total capacity of 20,000 MMBtu/day during both the winter and summer seasons that expires in 2030.

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

KU's rates to two municipal customers for wholesale power requirements are calculated based on annual updates to a formula rate that utilizes a return on rate base (net utility plant plus working capital less accumulated deferred income taxes and miscellaneous deductions). As all regulatory assets and liabilities, except accumulated deferred income taxes, are excluded from the return on rate base utilized in the development of municipal rates, no return is earned on the related assets.

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

(PPL and PPL Electric)

PPL Electric delivers electricity to approximately 1.5 million customers in a 10,000-square mile territory in 29 counties within eastern and central Pennsylvania. PPL Electric also provides electricity to retail customers in this territory as a PLR under the Customer Choice Act. See Note 3 to the Financial Statements for revenue information.

Franchise, Licenses and Other Regulations

PPL Electric is authorized to provide electric public utility service throughout its service area as a result of grants by the Commonwealth of Pennsylvania in corporate charters to PPL Electric and companies that it has succeeded, and as a result of certification by the PAPUC. PPL Electric is granted the right to enter the streets and highways by the Commonwealth subject to certain conditions. In general, such conditions have been met by ordinance, resolution, permit, acquiescence or other action by an appropriate local political subdivision or agency of the Commonwealth.

Competition

Pursuant to authorizations from the Commonwealth of Pennsylvania and the PAPUC, PPL Electric operates a regulated distribution monopoly in its service area. Accordingly, PPL Electric does not face competition in its electricity distribution business. Pursuant to the Customer Choice Act, generation of electricity is a competitive business in Pennsylvania, and PPL Electric does not own or operate any generation facilities.

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

Distribution

PPL Electric's distribution base rates are calculated based on a return on rate base (net utility plant plus a cash working capital allowance less plant-related deferred taxes and other miscellaneous additions and deductions). All regulatory assets and liabilities, except accumulated deferred income taxes, are excluded from the return on rate base. Therefore, no return is earned on the related assets unless specifically provided for by the PAPUC. Currently, PPL Electric's Smart Meter rider and the DSIC are the only riders authorized to earn a return. Certain operating expenses are also included in PPL Electric's distribution base rates including wages and benefits, other operation and maintenance expenses, depreciation and taxes.

Pennsylvania's Alternative Energy Portfolio Standard (AEPS) requires electric distribution companies and electricity generation suppliers to obtain from alternative energy resources a portion of the electricity sold to retail customers in Pennsylvania. Under the default service procurement plans approved by the PAPUC, PPL Electric purchases all of the alternative energy generation supply it needs to comply with the AEPS.

Act 129 created an energy efficiency and conservation program, a demand side management program, smart metering technology requirements, new PLR generation supply procurement rules, remedies for market misconduct and changes to the existing AEPS.

Act 11 authorizes the PAPUC to approve two specific ratemaking mechanisms: the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, the use of a DSIC. Such alternative ratemaking procedures and mechanisms provide opportunity for accelerated cost-recovery and, therefore, are important to PPL Electric as it is in a period of significant capital investment to maintain and enhance the reliability of its delivery system, including the replacement of aging assets. PPL Electric utilized the fully projected future test year mechanism in its 2015 base rate proceeding. PPL has had the ability to utilize the DSIC recovery mechanism since July 2013.

See Note 7 to the Financial Statements for additional information on rate mechanisms and legislative and regulatory matters.

PLR

The Customer Choice Act requires electric distribution companies, including PPL Electric, or an alternative supplier approved by the PAPUC, to act as a PLR of electricity supply for customers who do not choose to shop for supply with a competitive supplier and provides that electricity supply costs will be recovered by the PLR pursuant to PAPUC regulations. In 2022, the following average percentages of PPL Electric's customer load were provided by competitive suppliers: 37% of residential, 76% of small commercial and industrial and 95% of large commercial and industrial customers.

PPL Electric’s electricity generation costs are established based upon the results of a competitive solicitation process. In December 2020, the PAPUC approved PPL Electric’s default service plan for the period June 1, 2021 through May 31, 2025, which includes a total of eight solicitations for electricity supply held semiannually in April and October. Through December 31, 2022, four auctions of the plan were completed. This plan also includes eight solicitations for alternative energy credits held semiannually in January and July. Through January 2023, four alternative energy credit solicitations have been completed.

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

Rhode Island Regulated Segment (PPL)

The Rhode Island Regulated segment consists primarily of the regulated electricity transmission and distribution operations and regulated distribution and sale of natural gas conducted by RIE.

RIE is engaged in the regulated transmission, distribution and sale of electricity and regulated distribution and sale of natural gas in Rhode Island. RIE provides electric service to approximately 480,000 customers and natural gas service to approximately 270,000 customers. RIE's service area covers substantially all of Rhode Island. See Note 3 to the Financial Statements for revenue information.

Franchises and Licenses

RIE provides electricity delivery service and natural gas distribution service in its service territory pursuant to certain franchises, licenses, statutory service areas, easements and other rights or permissions granted by the Rhode Island state legislature, cities or municipalities or other entities.

Competition

There are currently no other electric or gas public utilities operating within the service area of RIE.

Alternative energy sources such as electricity, oil, propane and other fuels indirectly impact RIE's natural gas revenues. Marketers may also compete to sell natural gas to certain large end-users. RIE's natural gas tariffs include gas price pass-through mechanisms relating to its sale of natural gas as a commodity. Therefore, customer natural gas purchases from alternative suppliers do not generally impact RIE's profitability. Some large industrial and commercial customers, however, may physically bypass RIE's facilities and seek delivery service directly from interstate pipelines or other natural gas distribution systems.

Rates and Regulation

In general, RIE operates subject to the jurisdiction of the FERC, the RIPUC and the Rhode Island Division of Public Utilities and Carriers.

Distribution

RIE owns and maintains electric and natural gas distribution networks in Rhode Island. Distribution revenues are primarily from the sale of electricity, natural gas, and related services to retail customers. Distribution sales are regulated by the RIPUC, which is responsible for approving the rates and other terms of services as part of the rate making process. Natural gas and electric distribution revenues are derived from the regulated sale and distribution of electricity and natural gas to residential, commercial, and industrial customers within RIE’s service territory under the tariff rates. The tariff rates approved by the RIPUC are designed to recover the costs incurred by RIE for products and services provided, along with a return on investment.

Transmission

RIE owns an electric transmission system in Rhode Island. RIE’s transmission services are regulated by the FERC and coordinated with ISO – New England. Additionally, RIE makes available its transmission facilities to NEP, for operation and control pursuant to an integrated facilities agreement, Service Agreement No. 23 (Integrated Facilities Agreement or IFA). These revenues arise under tariff/rate agreements.

Deferral Mechanisms

RIE records revenues in accordance with accounting principles for rate-regulated operations for arrangements between RIE and the applicable regulator. These include various deferral mechanisms such as capital trackers, energy efficiency programs, and other programs that qualify as Alternative Revenue Programs (ARPs). ARPs enable RIE to adjust rates in the future, in response to past activities or completed events. RIE’s electric and gas distribution rates both have a revenue decoupling mechanism, which allows for annual adjustments to the RIE’s delivery rates, as a result of the reconciliation between allowed revenue and billed revenue. RIE also has other ARPs related to the achievement of certain objectives, demand side management initiatives, and certain other rate making mechanisms. RIE recognizes ARPs with a corresponding offset to a regulatory asset or liability account when the regulatory specified events or conditions have been met, when the amounts are determinable, and are probable of recovery (or payment) through future rate adjustments.

At December 31, 2022, all of RIE’s regulatory assets are authorized to earn a rate of return except $98 million of environmental response costs, $77 million of postretirement benefits and $61 million of net metering deferral costs.

Last Resort Service

RIE is required by the RIPUC and by statute to provide Last Resort Service. Last Resort Service is available to all customers who have not elected to receive their electric supply from a non-regulated power producer or any customer who, for any reason, has stopped receiving generation service from a non-regulated power producer.

The charge for Last Resort Service is the sum of the applicable Last Resort Service charges in addition to all appropriate Retail Delivery charges as stated in the applicable tariff. The monthly charge for Last Resort Service also includes the costs incurred by RIE to comply with the Renewable Energy Standard, established in Rhode Island General Laws Section 39-26-1 and the costs to comply with the RIPUC’s Rules Governing Energy Source Disclosure. The charge for Last Resort Service includes the administrative costs associated with the procurement of Last Resort Service, including an adjustment for uncollectible accounts as approved by the RIPUC.

Numerous alternative suppliers have offered to provide generation supply in RIE's service area. As the cost of generation supply is a pass-through cost for RIE, its financial results are not impacted if its customers purchase electricity supply from these alternative suppliers.

See Note 7 to the Financial Statements for additional information on rate mechanisms and regulatory matters.

Natural Gas Distribution Supply

To meet the projected annual gas supply requirements of approximately 37 Bcf, RIE has a portfolio of gas supply arrangements of varying contractual terms and durations to provide service to its customers. These natural gas supply arrangements include contracts with natural gas producers and marketers that reflect market price signals. RIE also has firm pipeline and underground storage capacity contracts to support the delivery of natural gas supplies to its customers. To manage the winter peak requirements for RIE customers, RIE contracts for liquified natural gas (LNG) service and owns and operates certain LNG storage facilities.

The RIE gas supply portfolio includes contracts for firm transportation service with eleven interstate pipeline companies and natural gas storage operators. These contracts have various termination dates with certain contracts being subject to evergreen renewal provisions providing RIE with flexibility in managing its upstream resource portfolio.

RIE has purchased and expects to continue to purchase natural gas supplies for its gas distribution operations from onshore producing regions accessed by its pipeline capacity portfolio in South Texas, East Texas, and Louisiana, as well as gas originating in the Marcellus and Utica production areas. RIE expects to purchase certain natural gas supplies that originate in Canada and from regional LNG import terminals.

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

Unlike those of PPL Services, PPL Capital Funding's costs are not generally charged to PPL subsidiaries. Costs are charged directly to PPL. However, PPL Capital Funding participated significantly in the financing for the acquisition of LKE and certain associated financing costs were allocated to the Kentucky Regulated Segment. Prior to 2021, the associated financing costs, as well as the financing costs associated with prior issuances of certain other PPL Capital Funding securities, were assigned to the relevant segments for purposes of PPL management's assessment of segment performance. Beginning in 2021, corporate level financing costs are no longer allocated to the reportable segments.

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

See “Legal Matters” in Note 14 to the Financial Statements for a discussion of environmental commitments and contingencies. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on projected environmental capital expenditures for 2023 through 2025. See Note 20 to the Financial Statements for information related to the impacts of CCRs on AROs.

LG&E and KU are entitled to recover, through the ECR mechanism, certain costs of complying with the Clean Air Act, as amended, and other federal, state and local environmental requirements applicable to coal combustion wastes and by-products from coal-fired generating facilities upon KPSC review. Costs not covered by the ECR mechanism for LG&E and KU and all such costs for PPL Electric are subject to rate recovery at the discretion of the companies' respective state regulatory authorities, or the FERC, if applicable. Because PPL Electric and RIE do not own any generating plants, they have less exposure to related environmental compliance costs. The Registrants can provide no assurances as to the ultimate outcome of future proceedings before regulatory authorities.

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

The Clean Air Act has a significant impact on the operation of fossil fuel generation plants. The Clean Air Act requires the EPA periodically to establish and review NAAQS for six pollutants: carbon monoxide, lead, nitrogen dioxide, ozone (contributed to by nitrogen oxide emissions), particulate matter and sulfur dioxide. In December 2020, the EPA released final actions keeping the existing NAAQS standard for particulate matter and ozone without change, but the EPA subsequently announced reconsideration of those decisions in June 2021. On January 6, 2023, the EPA released a pre-publication proposed revision to the particulate matter standard that would lower the primary standard for fine particulates to a level to be determined after review of additional public comments. Depending on the final standard adopted by the EPA, the EPA could potentially designate Jefferson County, Kentucky (Louisville) as being in nonattainment with the new particulate matter standard and require additional particulate matter reductions from sources including LG&E’s Mill Creek Station. PPL, LG&E, and KU are unable to predict the outcome of future evaluations by the EPA and the states with respect to the NAAQS standards.

In January 2018, the EPA designated Jefferson County, Kentucky (Louisville) as being in nonattainment with the existing 2015 ozone standard. In 2020 and 2021, LG&E entered into agreements with the Louisville Metro Air Pollution Control District for temporary nitrogen oxide emission limits at LG&E's Mill Creek Station during those years to facilitate compliance with the ozone standard. In October 2022, Jefferson County was “bumped up” to the moderate nonattainment classification, but the Louisville Air Pollution Control District has applied to the EPA for Jefferson County to be redesignated as in attainment. Although PPL and LG&E expect Jefferson County to be redesignated as in attainment, if the EPA declines to issue such a redesignation, Jefferson County could be subject to additional requirements including requirements for installation of reasonably available control technology on coal-fired generating units. Compliance with such requirements may require installation of additional pollution controls or other compliance actions. PPL and LG&E are unable to determine the impact on operations until certain compliance determinations are made by the EPA and Kentucky.

In March 2021, the EPA released final revisions to the CSAPR, aimed at ensuring compliance with the 2008 ozone NAAQS and providing for reductions in ozone season nitrogen oxide emissions for 2021 and subsequent years from sources in 12 states, including Kentucky. Additionally, the EPA reversed its previous approval of the Kentucky State Implementation Plan with respect to these requirements. In February 2022, the EPA Administrator released a proposed Federal Implementation Plan under the Good Neighbor provisions of the Clean Air Act providing for significant additional nitrogen oxide emission reductions for compliance with the revised 2015 ozone NAAQS. The proposed reductions in Kentucky state-wide nitrogen oxide budgets are scheduled to commence in 2023, with the largest reductions planned for 2026, based on the installation time frame for certain selective catalytic reduction controls, subject to future specific allowance calculations. PPL, LG&E and KU are currently assessing the potential impact of the proposed Good Neighbor Plan revisions on operations. The current and proposed rules provide for reduced availability of nitrogen oxide allowances that have historically permitted operational flexibility for fossil units and could potentially result in constraints that may require implementation of additional emission controls or accelerate implementation of lower emission generation technologies. Pursuant to the President’s executive order, the EPA is currently reviewing its previous determinations made in December 2020 to retain the existing NAAQS for ozone and particulate matter without change, including a pre-publication proposed revision that was released by the EPA on January 6, 2023.

PPL, LG&E, and KU are unable to predict future emission reductions that may be required by future federal rules or state implementation actions. Compliance with the NAAQS, CSAPR and related requirements may require installation of additional pollution controls or other compliance actions, inclusive of retirements, the costs of which PPL, LG&E and KU believe would be subject to rate recovery.

Climate Change (All Registrants)

The Biden administration is undertaking wide-ranging efforts to address climate change. Recent government actions and policy developments, including the President’s announced goal of a carbon free electricity sector by 2035, could have far-reaching impacts on PPL’s business operations, products, and services. On June 30, 2022, the Supreme Court ruled that provisions of the EPA's Clean Power Plan, premised on generation shifting from coal-fired plants to lower emitting natural gas-fired plants and renewables, exceeded the authority granted to the EPA under the Clean Air Act. The EPA has announced that it plans on issuing new greenhouse gas rules in the future. It is uncertain how the Supreme Court ruling may impact future EPA rulemaking. All of these developments are preliminary or ongoing in nature and the Registrants cannot predict the final outcome or ultimate impact on operations.

PPL has adopted a goal of net-zero carbon emissions by 2050, which PPL expects will include continuing to retire coal-fired generation and investing in research and innovation that will help to achieve this goal, while maintaining reliable and affordable energy in our service territories. The net-zero goal relates to direct and indirect carbon emissions consistent with Greenhouse Gas Protocol guidance and referenced by the EPA Center for Corporate Climate Leadership. Through 2021, PPL reduced carbon emissions nearly 60% from 2010 levels and is targeting a 70% reduction from 2010 levels by 2035 and an 80% reduction by 2040.

PPL is also aware of the various risks associated with climate change, including increased frequency and severity of severe weather. To address these risks, PPL continues to work to advance grid modernization and improve the Company's equipment to help mitigate the impacts of extreme weather events and improve reliability.

Water/Waste

(PPL, LG&E and KU)

Clean Water Act

Regulations under the federal Clean Water Act dictate permitting and mitigation requirements for facilities and construction projects that impact "Waters of the United States". Many other requirements relate to power plant operations, including the treatment of pollutants in effluents prior to discharge, the temperature of effluent discharges and the location, design and construction of cooling water intake structures at generating facilities, and standards intended to protect aquatic organisms that become trapped at or pulled through cooling water intake structures at generating facilities. These requirements could impose significant costs for LG&E and KU, which are expected to be subject to rate recovery.

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

Waters of the United States

PPL, LG&E, and KU are subject to permitting and mitigation requirements for certain construction activities that impact "Waters of the United States." On April 21, 2020, the EPA and U.S. Army Corps of Engineers published a final rule revising the definition of "Waters of the United States" to exclude jurisdiction over certain surface waters. On August 30, 2021, a U.S. District Court in Arizona vacated and remanded the rule. On December 7, 2021, the EPA and U.S. Army Corps of Engineers proposed to repeal the rule and restore the definition of "Waters of the United States" that was in place prior to 2015. On January 24, 2022, the U.S. Supreme Court granted review of a case raising the issue of the appropriate scope of the definition of "Waters of the United States" under the Clean Water Act. On January 18, 2023, the EPA and U.S. Army Corps of Engineers published a final revision to the rule broadening the definition of Waters of the United States and reverting to the pre-2015 regulatory framework. Although the broader definition incorporates additional water bodies, any resulting permitting, construction, and operational expenses are expected to be immaterial and subject to rate recovery. PPL, LG&E and KU are unable to predict the outcome of current or future litigation or regulatory proceedings, but do not expect a material impact on operations.

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

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning projected capital expenditure requirements for 2023 through 2025. See "Item 1. Business - Environmental Matters" for additional information concerning the potential impact on capital expenditures from environmental matters.

HUMAN CAPITAL

PPL, together with its subsidiaries, is committed to fostering an exceptional workplace for employees. PPL pledges to enable the success of its current and future workforce by cultivating a diverse, equitable and inclusive culture, fostering professional development, encouraging employee engagement, and ensuring a safe and healthy work environment. Matters related to these priorities and corporate culture are overseen by PPL's senior management, which provides updates to the PPL Board of Directors (the Board). Pursuant to its charter, the Compensation Committee of the Board of Directors also periodically reviews and assesses the Company's strategy for human capital management. PPL's investment in the success of our workforce is embodied in the following areas with dedicated leadership and Board oversight:

•Diversity, equity and inclusion (DEI) - Foster an inclusive, respectful and diverse workplace through a comprehensive DEI strategy and commitments. PPL created a chief diversity officer position in 2022 to lead the company's DEI efforts. Senior management reviews demographic metrics, DEI objectives and associated programs semi-annually. The Board also receives periodic updates from senior management on PPL's DEI strategy and initiatives.
•Employee engagement - Create a workplace that fosters an engaged, high-quality workforce. PPL's operating companies regularly conduct assessments related to employee engagement, safety and culture. Senior management reviews corporate culture with the Board annually.
•Professional development - Invest in our current and future workforce through training and development, succession planning and creation of a pipeline for internal advancement. Senior management reviews succession planning with the Compensation Committee of the Board on an annual basis.
•Comprehensive benefits - In addition to challenging careers and competitive salaries, PPL offers competitive benefits programs to attract and retain talent and support employees' well-being. PPL offers competitive vacation time, expanded leave for new parents, retirement programs, and internal and external development opportunities, including tuition reimbursement offerings for undergraduate and certain graduate degrees. Senior management conducts annual benchmarking of employee compensation and benefits.
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

PPL will continue to engage with employees and to assess these priorities as we work to best position individuals and the company for future success. PPL had a turnover rate of 10.7% for the year ended December 31, 2022. Looking forward, we will maintain our strong focus on workforce planning to address future talent needs.

At December 31, 2022, PPL and its subsidiaries had the following full-time employees and employees represented by labor unions:

	Total Full-Time Employees	Number of Union Employees	Percentage of Total Workforce
PPL	6,527	2,411	37%
PPL Electric	1,382	913	66%
LG&E	964	618	64%
KU	807	109	14%

(PPL and PPL Electric)

In March 2022, members of the IBEW Local 1600 ratified a new five-year labor agreement with PPL and PPL Electric. The contract covers over 900 employees and was effective May 16, 2022. The current five-year agreement expires in May 2027. The terms of the new labor agreement are not expected to have a significant impact on the financial results of PPL or PPL Electric.

(PPL and KU)

Labor agreement negotiations with the KU USW are expected to commence in July 2023. The current contract covers over 40 employees and is scheduled to expire in August 2023.

(PPL and LG&E)

Labor agreement negotiations with the LG&E IBEW are expected to commence in October 2023. The current contract covers over 600 employees and is scheduled to expire in November 2023.

CYBERSECURITY MANAGEMENT

The Registrants and their subsidiaries are subject to risks from cyber-attacks that have the potential to cause significant interruptions to the operation of their businesses. The frequency of these attempted intrusions has increased in recent years and the sources, motivations and techniques of attack continue to evolve and change rapidly. PPL has adopted a variety of measures to monitor and address cyber-related risks and continues to implement and explore additional cybersecurity measures. Cybersecurity and the effectiveness of PPL's cybersecurity strategy are regular topics of discussion at Board of Directors meetings. PPL's strategy for managing cyber-related risks is risk-based and, where appropriate, integrated within PPL's enterprise risk management processes. PPL's Vice President and Chief Security Officer (CSO), who reports directly to the President and Chief Executive Officer (CEO), leads a dedicated cybersecurity team and is responsible for the design, implementation, and execution of cyber-risk management strategy. In addition, among other things, the CSO and the cybersecurity team actively monitor the Registrants' systems, regularly review policies, compliance, regulations and best practices, perform penetration testing, conduct incident response exercises and internal ethical phishing campaigns, and provide training and communication across the organization to strengthen secure behavior and foster a culture of security. The cybersecurity team also routinely participates in industry-wide programs to further information sharing, intelligence gathering, and unity of effort in responding to potential or actual attacks. In addition, PPL has a formal internal policy and procedures for communicating cybersecurity incidents on an enterprise-wide basis.

In addition to these enterprise-wide initiatives, PPL's Kentucky, Pennsylvania and Rhode Island operations are subject to extensive and rigorous mandatory cybersecurity requirements that are developed and enforced by NERC and approved by the FERC to protect grid security and reliability. LG&E is also subject to certain security directives related to cybersecurity issued by the Department of Homeland Security’s Transportation Security Administration in 2021. See Note 14 to the Financial Statements for additional information on these directives. Finally, PPL purchases insurance to protect against a wide range of costs that could be incurred in connection with cyber-related incidents. There can be no assurance, however, that these efforts will be effective to prevent interruption of services or other damage to the Registrants' businesses or operations or that PPL's insurance coverage will cover all costs incurred in connection with any cyber-related incident.

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

As used in this Item 1A., the terms "we," "our" and "us" generally refer to PPL and its consolidated subsidiaries taken as a whole, or PPL Electric and its consolidated subsidiaries taken as a whole within the Pennsylvania Regulated segment discussion, LKE and its consolidated subsidiaries taken as a whole within the Kentucky Regulated segment discussion, and RIE and its consolidated subsidiaries taken as a whole within the Rhode Island Regulated segment discussion.

Order of Subsection Presentation

A.Risks Related to Registrant Holding Company
B.Risks Related to Regulated Utility Operations
C.Risks Specific to Kentucky Regulated Segment
D.Risks Specific to Pennsylvania Regulated Segment
E.Risks Specific to Rhode Island Regulated Segment
F.Risks Related to All Segments

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

PPL is a holding company and conducts its operations primarily through subsidiaries. Substantially all of the consolidated assets of PPL are held by its subsidiaries. Accordingly, PPL's cash flows and ability to meet debt and guaranty obligations, as well as PPL's ability to pay dividends, are largely dependent upon the earnings of those subsidiaries and the distribution or other payment of such earnings in the form of dividends, distributions, loans, advances or repayment of loans and advances. The subsidiaries are separate legal entities and have no obligation to pay dividends or distributions to their parents or to make funds available for such a payment. The ability of PPL's subsidiaries to pay dividends or distributions in the future will depend on the subsidiaries' future earnings and cash flows and the needs of their businesses, and may be restricted by their obligations to holders of their outstanding debt and other creditors, as well as any contractual or legal restrictions in effect at such time, including the requirements of state corporate law applicable to payment of dividends and distributions, and regulatory requirements, including restrictions on the ability of PPL Electric, LG&E, KU, and RIE to pay dividends under Section 305(a) of the Federal Power Act.

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

(All Registrants)

B. Risks Related to Regulated Utility Operations

Our regulated utility businesses face many of the same risks, in addition to those risks that are unique to each of the Kentucky Regulated, Pennsylvania Regulated and Rhode Island Regulated segments. Set forth below are risk factors common to the regulated segments, followed by sections identifying separately the risks specific to each of these segments.

Our profitability is highly dependent on our ability to recover the costs of providing energy and utility services to our customers and earn an adequate return on our capital investments. Regulators may not approve the rates we request and existing rates may be challenged.

The rates we charge our utility customers must be approved by one or more federal or state regulatory commissions, including the FERC, KPSC, VSCC, PAPUC and RIPUC. Although rate regulation is generally premised on the recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that regulatory authorities will consider all of our costs to have been prudently incurred or that the regulatory process by which rates are determined will always result in rates that achieve full or timely recovery of our costs or an adequate return on our capital investments. Federal or state agencies, intervenors and other permitted parties may challenge our current or future rate requests, structures or mechanisms, and ultimately reduce, alter or limit the rates we receive. Although our rates are generally regulated based on an analysis of our costs incurred in a base year or on future projected costs, the rates we are allowed to charge may or may not match our costs at any given time. Our regulated utility businesses are subject to substantial capital expenditure requirements over the next several years, which may require rate increase requests to the regulators in the future. If our costs are not adequately recovered through rates, it could have an adverse effect on our business, results of operations, cash flows and financial condition.

Our utility businesses are subject to significant and complex governmental regulation.

In addition to regulating the rates we charge, various federal and state regulatory authorities regulate many aspects of our utility operations, including:

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

Extensive federal, state and local environmental laws and regulations are applicable to LG&E's and KU's generation supply, including its air emissions, water discharges (ELGs) and the management of hazardous and solid wastes (CCRs), among other business-related activities, and the costs of compliance or alleged non-compliance cannot be predicted and could be material. In addition, our costs may increase significantly if the requirements or scope of environmental laws, regulations or similar rules are expanded or changed as the environmental standards governing LG&E’s and KU’s businesses, particularly as applicable to coal-fired generation and related activities, continue to be subject to uncertainties due to rulemaking and other regulatory developments, legislative activities and litigation, administrative and permit challenges. The Biden administration is considering a wide range of potential policies, executive orders, rules, legislation and other initiatives in connection with climate change that may affect these costs. Depending on the extent, frequency and timing of such changes, LG&E and KU may face higher risks of unsuccessful implementation of environmental-related business plans, noncompliance with applicable environmental rules, delayed or incomplete rate recovery or increased costs of implementation. Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or forfeitures, operational changes, permit limitations or other restrictions. At some of our older generating facilities it may be uneconomic for us to install necessary pollution control equipment, which could cause us to retire those units. Market prices for energy and capacity also affect this cost-effectiveness analysis. Many of these environmental law considerations are also applicable to the operations of our key suppliers or customers, such as coal producers, power producers and industrial power users, and may impact the costs of their products and demand for our services.

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

E. Risks Related to the Rhode Island Regulated Segment

(PPL)

PPL may not realize the anticipated benefits of the RIE acquisition, which could materially adversely affect PPL's business, financial condition and results of operations.

PPL may not realize the anticipated financial and operational benefits from the RIE acquisition if the business is not integrated in an efficient and effective manner or if integration takes longer than anticipated. These integration risks include potential difficulties in conversion of systems and information, difficulties in harmonizing inconsistencies in standards, controls, procedures, practices and policies, disruption from the acquisition making it more difficult to maintain relationships with customers, employees or suppliers, and diversion of management time and attention to integration and other acquisition-related issues. In addition, PPL has incurred, and will continue to incur, significant costs in connection with the integration, and additional unanticipated costs may arise. No assurance can be given that the anticipated benefits from the acquisition will be achieved or, if achieved, the timing of their achievement. These risks and their consequences could result in increased costs or decreases in the amount of expected revenues and could have a material adverse effect on PPL's business, financial condition and results of operations.

We are subject to operational, regulatory and other risks regarding natural gas supply infrastructure in Rhode Island.

A natural gas pipeline explosion or associated incident could have a significant impact on RIE's natural gas operations or result in significant damages and penalties that could have an adverse impact on RIE’s financial position and results of operations. The Pipeline and Hazardous Materials Safety Administration enforces regulations that govern the design, construction, operation and maintenance of pipeline facilities. Failure to comply with these regulations could result in the assessment of fines or penalties against RIE. These regulations require, among other things, that pipeline operators take certain measures with respect to pipeline integrity. Depending on the results of integrity tests and other integrity program activities, we could incur significant and unexpected costs to perform remedial activities on our natural gas infrastructure to ensure our continued safe and reliable operation.

F. Risks Related to All Segments

(All Registrants)

COVID-19 or other pandemics and resultant impact on business and economic conditions could negatively affect our business.

The COVID-19 pandemic disrupted the U.S. and global economies. While its impact is waning in many respects, a resurgence, new variant or other pandemic and related remediation efforts could present challenges to businesses, communities, workforces, markets and supply chains. The COVID-19 virus continues to pose risks to the health and welfare of the Registrants’ customers, employees, contractors and suppliers, and to affect the conduct of their business. The COVID-19 pandemic has been a contributing factor to certain supply chain shortages that have created risks of potential equipment and fuel supply chain disruptions. These issues may continue or become worse, as a result of pandemics and other factors, and Registrants may be forced to rely on a larger pool of suppliers, which could pose operational risks. These factors have the potential to materially and adversely affect the Registrants’ business and operations, especially if they are exacerbated by a resurgence or other pandemics. At this time, the Registrants’ cannot predict the extent to which these or other pandemic-related factors may affect their business, earnings or other financial results.

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

In addition, under the Energy Policy Act of 2005, users, owners and operators of the bulk power transmission system, including PPL Electric, LG&E, KU and RIE, are subject to mandatory reliability standards promulgated by NERC and enforced by the FERC. As an operator of natural gas distribution systems, LG&E is also subject to mandatory reliability standards of the U.S. Department of Transportation and is also subject to certain security directives related to cybersecurity issued by the Department of Homeland Security (DHS) Transportation Security Administration (TSA) in 2021. The TSA has determined that LG&E is critical, while RIE has not been notified of this distinction and is therefore not currently subject to the security directives. Failure to comply with these standards could result in the imposition of fines or civil penalties, and potential exposure to third party claims for alleged violations of the standards.

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

Increases in electricity prices and/or a weak economy can lead to changes in legislative and regulatory policy, including the promotion of energy efficiency, conservation and distributed generation or self-generation, which may adversely impact our business.

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

In connection with various divestitures, and certain other transactions, we have indemnified or guaranteed parties against certain liabilities. These indemnities and guarantees relate, among other things, to liabilities which may arise with respect to the period during which we or our subsidiaries operated a divested business, and to certain ongoing contractual relationships and entitlements with respect to which we or our subsidiaries made commitments in connection with a divestiture. See "Guarantees and Other Assurances" in Note 14 to the Financial Statements.

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

PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

ITEM 2. PROPERTIES

Kentucky Regulated Segment (PPL, LG&E and KU)

LG&E's and KU's properties consist primarily of regulated generation facilities, electricity transmission and distribution assets and natural gas transmission and distribution assets in Kentucky. The capacity of generation units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances. The electricity generating capacity at December 31, 2022 was:

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

For a description of LG&E's and KU's service areas, see "Item 1. Business - General - Segment Information - Kentucky Regulated Segment." At December 31, 2022, LG&E's and KU's electricity transmission and distribution systems and LG&E's natural gas transmission and distribution systems were:

	LG&E		KU
	Distribution	Transmission	Distribution	Transmission
Electricity System
Substations (a)	96	78	461	211
Capacity (in millions of kVA)	5	8	8	15
Overhead lines (circuit miles)	3,883	669	14,062	4,056
Underground lines (circuit miles)	2,791	—	2,728	—

Natural Gas System
Distribution mains (miles)	4,439	—	—	—
Transmission pipeline (miles)	—	234	—	—
Transmission storage lines (miles)	—	112	—	—
Combustion turbine lines (miles)	—	19	—	11
Storage fields	—	5	—	—
Storage field capacity (Bcf)	—	15	—	—

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

Pennsylvania Regulated Segment (PPL and PPL Electric)

For a description of PPL Electric's service area, see "Item 1. Business - General - Segment Information - Pennsylvania Regulated Segment." PPL Electric has electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners. At December 31, 2022, PPL Electric's transmission system includes 52 substations with a total capacity of 31 million kVA and 5,307 circuit miles in service. PPL Electric's distribution system includes 353 substations with a total capacity of 14 million kVA, 36,524 circuit miles of overhead lines and 8,802 underground circuit miles. All of PPL Electric's facilities are located in Pennsylvania. Substantially all of PPL Electric's distribution properties and certain transmission properties are subject to the lien of the PPL Electric 2001 Mortgage Indenture. See Note 8 to the Financial Statements for additional information.

Rhode Island Regulated Segment (PPL)

For a description of RIE's service area, see "Item 1. Business - General - Segment Information - Rhode Island Regulated Segment." At December 31, 2022, RIE's electric transmission system includes 44 substations with capacity of 33 kVA or higher, 342 circuit miles of overhead lines and 19 underground circuit miles. RIE's electric distribution system includes 59 substations, 5,328 circuit miles of overhead lines and 1,259 underground circuit miles. RIE also has distribution mains for its natural gas system with mileage of 3,227 miles. All of RIE's facilities are located in Rhode Island.

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

PPL Corporation

Additional information for this item is set forth in the sections entitled "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Shareowner and Investor Information" of this report. At January 31, 2023 there were 46,380 common stock shareowners of record.

There were no purchases by PPL of its common stock during the fourth quarter of 2022.

PPL Electric Utilities Corporation

There is no established public trading market for PPL Electric's common stock, as PPL owns 100% of the outstanding common shares. Dividends paid to PPL on those common shares are determined by PPL Electric's Board of Directors. PPL Electric paid common stock dividends to PPL of $340 million in 2022 and $334 million in 2021.

Louisville Gas and Electric Company

There is no established public trading market for LG&E's common stock, as LKE owns 100% of the outstanding common shares. Dividends paid to LKE on those common shares are determined by LG&E's Board of Directors. LG&E paid common stock dividends to LKE of $275 million in 2022 and $192 million in 2021.

Kentucky Utilities Company

There is no established public trading market for KU's common stock, as LKE owns 100% of the outstanding common shares. Dividends paid to LKE on those common shares are determined by KU's Board of Directors. KU paid common stock dividends to LKE of $296 million in 2022 and $250 million in 2021.

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

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing 2022 with 2021. For PPL, "Results of Operations" also includes "Segment Earnings" and "Adjusted Gross Margins," which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure.

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

For comparison of the Registrants’ results of operations and cash flows for the years ended December 31, 2021 to December 31, 2020, refer to “Item 7. Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Form 10-K, filed with the SEC on February 18, 2022.

Overview

For a description of the Registrants and their businesses, see "Item 1. Business."

Business Strategy

(All Registrants)

PPL operates four fully regulated high-performing utilities. These utilities are located in Pennsylvania, Kentucky and Rhode Island, constructive regulatory jurisdictions with distinct regulatory structures and customer classes.

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

Central to PPL's and the other Registrants' strategy is recovering capital project costs efficiently through various rate-making mechanisms, including periodic base rate case proceedings using forward test years, annual FERC formula rate mechanisms and other regulatory agency-approved recovery mechanisms designed to limit regulatory lag. In Kentucky, in addition to FERC formula rates, the KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, and gas supply clause) and recovery on construction work-in-progress that reduce regulatory lag and provide timely recovery of and return on, as appropriate, prudently incurred costs. In Pennsylvania, the FERC transmission formula rate, DSIC mechanism, Smart Meter Rider and other recovery mechanisms operate to reduce regulatory lag and provide for timely recovery of and a return on, as appropriate, prudently incurred costs. In Rhode Island, FERC formula rates, the gas cost adjustment, net metering, infrastructure, safety and reliability (ISR) and revenue decoupling mechanisms and other rate adjustment mechanisms operate to reduce regulatory lag and provide timely recovery of and return on, as appropriate, prudently incurred costs.

Financial and Operational Developments

(PPL)

Acquisition of Narragansett Electric

On May 25, 2022, PPL Rhode Island Holdings acquired 100% of the outstanding shares of common stock of Narragansett Electric from National Grid U.S. (the Acquisition). The consideration for the Acquisition consisted of approximately $3.8 billion in cash and approximately $1.5 billion of long-term debt assumed through the transaction. The $3.8 billion total cash consideration paid was funded with proceeds from PPL's 2021 sale of its U.K. utility business. The Acquisition resulted in $1.6 billion of goodwill. The results of RIE are reported in PPL's Rhode Island Regulated segment.

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

See Note 9 to the Financial Statements for additional information.

Sale of Safari Holdings

On September 29, 2022, PPL signed a definitive agreement to sell all of Safari Holdings membership interests to Aspen Power Services, LLC. On November 1, 2022, PPL completed the sale (the Transaction).

A loss on sale of $60 million ($46 million net of tax benefit) was recorded in "Other operation and maintenance" on the Statement of Income for the year ended December 31, 2022. As a result of the Transaction, $53 million of goodwill previously presented in the Corporate and Other category for segment reporting purposes was written-off.

See Note 9 and Note 14 to the Financial Statements for additional information.

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

GAAP requires that deferred tax assets and liabilities be measured at the enacted tax rate expected to apply when temporary book-to-tax differences are expected to be realized or settled. In 2022, PPL and PPL Electric recorded an increase in regulatory liabilities of $270 million for the remeasurement of regulated accumulated deferred tax balances and a deferred tax benefit of $5 million and $9 million, respectively, associated with the remeasurement of non-regulated accumulated deferred income tax balances. The amounts recorded are estimates that will be updated quarterly to reflect revised forecast, actual activity, and applicable orders from regulatory authorities.

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

As a result of environmental requirements and aging infrastructure, LG&E anticipates retiring two older coal-fired units at the Mill Creek Plant and KU anticipates retiring one coal-fired unit at each of the E.W. Brown and Ghent plants. Mill Creek Unit 1, with 300 MW of capacity, is expected to be retired in 2024. Mill Creek Unit 2, with 297 MW of capacity, is expected to be retired in 2027. E.W. Brown Unit 3, with 412 MW of capacity, and Ghent Unit 2, with 486 MW of capacity, are expected to be retired in 2028. LG&E and KU anticipate the recovery of associated retirement costs, including the remaining net book value, for these coal-fired generating units through the RAR or other rate mechanisms.

CPCN (PPL, LG&E and KU)

On December 15, 2022, LG&E and KU filed an application with the KPSC for a CPCN for the construction of two 621 MW net summer rating NGCC combustion turbine facilities, one at LG&E's Mill Creek Generating Station in Jefferson County, Kentucky and the other at KU's E.W. Brown Generating Station in Mercer County, Kentucky, including on-site natural gas and electric transmission construction associated with those facilities and site compatibility certificates. LG&E and KU also applied for a CPCN to construct a 120 MWac solar photovoltaic electric generating facility in Mercer County, Kentucky, and for a CPCN to acquire a 120 MWac solar facility to be built by a third-party solar developer in Marion County, Kentucky. LG&E and KU further applied for a CPCN to construct a 125 MW, 4-hour battery energy storage system facility at KU's E.W. Brown Generating Station and for approval of their proposed 2024-2030 DSM programs. The plan includes adding 14 new, adjusted or expanded energy efficiency programs, which would reduce LG&E's and KU's overall need by approximately 100 MW each. Finally, LG&E and KU requested a declaratory order to confirm that their entry into non-firm energy-only power-purchase agreements for the output of four solar photovoltaic facilities with a combined capacity of 637 MW does not require KPSC approval and that LG&E and KU may recover the costs of the solar PPAs through their fuel adjustment clause mechanisms as previously approved for a prior solar PPA. LG&E and KU plan to accrue AFUDC on the constructed NGCCs, solar facility in Mercer County, Kentucky and the battery energy storage system facility and have requested regulatory asset treatment to recover the financing costs of these projects.

The plan is consistent with PPL's goal to achieve net-zero carbon emissions by 2050. The replacement strategy, if approved, would reduce the carbon intensity of LG&E and KU's generation fleet and result in nearly a 25% reduction in CO2 emissions from existing levels.

The KPSC accepted the filing as of January 6, 2023 and has indicated its intention to issue an order on all issues by November 6, 2023. LG&E and KU cannot predict the outcome of these matters.

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

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on PPL's Statements of Income, comparing 2022 with 2021. The "Segment Earnings" and "Adjusted Gross Margins" discussions for PPL provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure.

(PPL Electric, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing 2022 with 2021. The results of operations section for PPL Electric, LG&E and KU is presented in a reduced disclosure format in accordance with General Instructions (I)(2)(a) of Form 10-K.

PPL: Statement of Income Analysis, Segment Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2022	2021	2022 vs. 2021
Operating Revenues	$7,902	$5,783	$2,119
Operating Expenses
Operation
Fuel	931	710	221
Energy purchases	1,686	752	934
Other operation and maintenance	2,398	1,608	790
Depreciation	1,181	1,082	99
Taxes, other than income	332	207	125
Total Operating Expenses	6,528	4,359	2,169
Other Income (Expense) - net	54	15	39
Interest Expense	513	918	(405)
Income from Continuing Operations Before Income Taxes	915	521	394
Income Taxes	201	503	(302)
Income from Continuing Operations After Income Taxes	714	18	696
Income (Loss) from Discontinued Operations (net of income taxes) (Note 9)	42	(1,498)	1,540
Net Income (Loss)	$756	$(1,480)	$2,236

Operating Revenues

The increase (decrease) in operating revenues was due to:

2022 vs. 2021
PPL Electric distribution price (a)	$(19)
PPL Electric distribution volume (b)	20
PPL Electric PLR (c)	520
PPL Electric transmission formula rate (d)	92
LG&E fuel and other energy prices (e)	142
LG&E retail rates (f)	50
LG&E volumes	28
KU retail rates (f)	55
KU fuel and other energy prices (e)	160
KU volumes	29
Rhode Island Energy	1,038
Other	4
Total	$2,119

(a)    Distribution price variance was primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)    The increase was due to colder weather combined with higher non-residential customer volumes.
(c)    The increase was primarily the result of higher energy prices, lower volumes of shopping customers and higher customer volumes due to colder weather.
(d)    The increase was primarily due to returns on additional transmission capital investments, a higher PPL zonal peak load billing factor in 2022 and the reduction in the transmission formula rate return on equity recorded in 2021. See Note 7 to the Financial Statements for additional information on the transmission formula rate return on equity reduction.
(e)    The increase was primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs.
(f)    The increase was due to new base rates approved by the KPSC effective July 1, 2021.

Fuel

Fuel increased $221 million in 2022 compared with 2021, primarily due to an $81 million increase at LG&E and a $140 million increase at KU, primarily due to higher commodity costs.

Energy Purchases

Energy purchases increased $934 million in 2022 compared with 2021, primarily due to higher PLR prices of $419 million and higher PLR volumes of $58 million at PPL Electric and a $78 million increase at LG&E, primarily due to an increase in commodity costs and an additional $365 million due to the operations of RIE.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

2022 vs. 2021
PPL Electric Act 129 smart meter program	$7
PPL Electric storm costs	(10)
PPL Electric IT cloud amortization costs	12
PPL Electric vegetation management costs	12
PPL Electric bad debts	14
PPL Electric canceled projects	8
LG&E storm restoration costs	6
LG&E natural gas inventory losses	4
KU plant outages	9
KU vegetation management costs	10
Rhode Island Energy (a)	684
Stock compensation expense	5
Sale of Safari Holdings (b)	60
Solar panel impairment	(37)
Charges related to the sale of the U.K. utility business	(15)
Other	21
Total	$790

(a)Includes activity associated with the operations of RIE and integration and related costs. See Note 9 to the Financial Statements for additional information.
(b)Loss on sale of Safari Holdings. See Note 9 to the Financial Statements for additional information.

Depreciation

The increase (decrease) in depreciation was due to:

2022 vs. 2021
Additions to PP&E, net (a)	$(3)
Depreciation rate change (b)	12
Rhode Island Energy	92
Other	(2)
Total	$99

(a)The decrease was primarily due to decreases in software and computer hardware depreciation at PPL Electric, as a result of end-of-life retirements, partially offset by additional assets placed into service, net of retirements at PPL Electric, LG&E and KU.
(b)The increase was due to higher depreciation rates at LG&E and KU effective July 2021.

Taxes, Other Than Income

The increase (decrease) in taxes, other than income was due to:

2022 vs. 2021
State gross receipts tax (a)	$63
Domestic property tax expense (a)	59
Other	3
Total	$125

(a)Increase primarily due to the acquisition of RIE.

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net was due to:

2022 vs. 2021
Defined benefit plans - non-service credits (Note 12)	$26
Interest income	(8)
AFUDC - equity component	4
Other	17
Total	$39

Interest Expense

The increase (decrease) in interest expense was due to:

2022 vs. 2021
Loss on extinguishment of debt (a)	$(395)
Long-term debt (b)	(53)
Rhode Island Energy	39
Other	4
Total	$(405)

(a)    In June and July 2021, in connection with a tender offer, PPL Capital Funding retired $3,034 million combined aggregate principal amount of its outstanding Senior Notes for $3,426 million aggregate cash purchase price. The loss on extinguishment activity included the tender premium, make-whole premiums, accrued interest, bank fees and unamortized fees, hedges and discounts.
(b)    The decrease in 2022 was primarily due to PPL Capital Funding debt that was redeemed in June and July 2021, partially offset by increases at LG&E, KU and PPL Electric.

Income Taxes

The increase (decrease) in income taxes was due to:

2022 vs. 2021
Change in pre-tax income	$128
Valuation allowance adjustments (a)	(39)
Impact of U.K. Finance Acts (b)	(383)
Other	(8)
Total	$(302)

(a)In 2021, PPL recorded a $31 million state deferred tax benefit on a net operating loss and an offsetting valuation allowance in connection with the loss on extinguishment associated with a tender offer to purchase and retire PPL Capital Funding's outstanding Senior Notes.

(b)The U.K. Finance Act 2021, formally enacted on June 10, 2021, increased the U.K. corporation tax rate from 19% to 25%, effective April 1, 2023. The primary impact of the corporation tax rate increase was an increase in deferred tax liabilities of the U.K. utility business, which was sold on June 14, 2021, and a corresponding deferred tax expense of $383 million, which was recognized in continuing operations in 2021.

See Note 6 to the Financial Statements for additional information on income taxes.

Income (Loss) from Discontinued Operations (net of income taxes)

Income (loss) from discontinued operations (net of income taxes) decreased $1,540 million in 2022 compared with 2021. The decrease was due to the completion of the U.K. utility business in the second quarter of 2021. See "Discontinued Operations" in Note 9 to the Financial Statements for summarized results of the operations of the U.K. utility business.

Segment Earnings

PPL's Net Income (Loss) by reportable segments was as follows:

			Change
	2022	2021	2022 vs. 2021
Kentucky Regulated	$507	$468	$39
Pennsylvania Regulated	525	445	80
Rhode Island Regulated (a)	(44)	—	(44)
Corporate and Other (b)	(274)	(895)	621
Discontinued Operations (a)	42	(1,498)	1,540
Net Income (Loss)	$756	$(1,480)	$2,236

(a)See Note 9 to the Financial Statements for additional information.
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
•    Other charges or credits that are, in management's view, non-recurring or otherwise not reflective of the company's ongoing operations.

PPL's Earnings from Ongoing Operations by reportable segment were as follows:

			Change
	2022	2021	2022 vs. 2021
Kentucky Regulated	$515	$465	$50
Pennsylvania Regulated	516	465	51
Rhode Island Regulated	65	—	65
Corporate and Other	(55)	(124)	69
Earnings from Ongoing Operations	$1,041	$806	$235

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LG&E's and KU's regulated electricity generation, transmission and distribution operations, as well as LG&E's regulated distribution and sale of natural gas.

Net Income and Earnings from Ongoing Operations include the following results:

			Change
	2022	2021	2022 vs. 2021
Operating revenues	$3,811	$3,348	$463
Fuel	931	710	221
Energy purchases	273	186	87
Other operation and maintenance	959	905	54
Depreciation	685	647	38
Taxes, other than income	92	87	5
Total operating expenses	2,940	2,535	405
Other Income (Expense) - net	12	(2)	14
Interest Expense	205	196	9
Interest Expense with Affiliate (a)	57	53	4
Income Taxes	114	94	20
Net Income	507	468	39
Less: Special Items	(8)	3	(11)
Earnings from Ongoing Operations	$515	$465	$50

(a)Borrowings between LKE and PPL were $1,744 million and $2,166 million as of December 31, 2022 and 2021.

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations:

	Income Statement Line Item	2022	2021
Valuation allowance adjustment (a)	Income Taxes	$—	$4
Strategic corporate initiatives, net of tax of $3, $0 (b)	Other operation and maintenance	(8)	—
Strategic corporate initiatives, net of tax of $0, $0	Other Income (Expense) - net	—	(1)
Total		$(8)	$3

(a)Adjustment of valuation allowances related to certain tax credits recorded in 2017 as a result of the TCJA.
(b)Costs incurred related to PPL's corporate centralization efforts.

The changes in the components of the Kentucky Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Kentucky Adjusted Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line item.

2022 vs. 2021
Kentucky Adjusted Gross Margins	$205
Other operation and maintenance	(39)
Depreciation	(90)
Taxes, other than income	(7)
Other Income (Expense) - net	13
Interest Expense	(9)
Interest Expense with Affiliate	(4)
Income Taxes	(19)
Earnings from Ongoing Operations	50
Special Items, after-tax	(11)
Net Income	$39

•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Kentucky Adjusted Gross Margins.

•Higher other operation and maintenance expense in 2022 compared to 2021, primarily due to a $10 million increase in vegetation management expenses, a $9 million increase in plant outage expenses, a $6 million increase related to certain ECR and GLT expenses transferred to base rates as a result of the 2020 Kentucky rate case and a $6 million increase in storm restoration expenses.

•Higher depreciation expense in 2022 compared to 2021, primarily due to a $60 million increase related to certain ECR and GLT depreciation expenses transferred to base rates as a result of the 2020 Kentucky rate case, a $19 million increase due to additional assets placed into service, net of retirements and an $11 million increase due to higher depreciation rates, effective July 1, 2021.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

Net Income and Earnings from Ongoing Operations include the following results:

			Change
	2022	2021	2022 vs. 2021
Operating revenues	$3,030	$2,402	$628
Energy purchases	1,048	566	482
Other operation and maintenance	605	557	48
Depreciation	393	424	(31)
Taxes, other than income	149	120	29
Total operating expenses	2,195	1,667	528
Other Income (Expense) - net	35	26	9
Interest Expense	171	162	9
Income Taxes	174	154	20
Net Income	525	445	80
Less: Special Items	9	(20)	29
Earnings from Ongoing Operations	$516	$465	$51

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations:

	Income Statement Line Item	2022	2021
PA tax rate change (a)	Income Taxes	$9	$—
Transmission formula rate return on equity reduction, net of tax of $0, $8 (b)	Operating revenues	—	(20)
Total		$9	$(20)

(a)Impact of Pennsylvania state tax reform. See Note 6 to the Financial Statements for additional information.
(b)Represents the portion of the reduction recognized in the December 31, 2021 Statement of Income related to the period from May 21, 2020 through December 31, 2020. See Note 7 to the Financial Statements for additional information.

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Pennsylvania Adjusted Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line items.

2022 vs. 2021
Pennsylvania Adjusted Gross Margins	$112
Other operation and maintenance	(46)
Depreciation	6
Taxes, other than income	1
Other Income (Expense) - net	8
Interest Expense	(9)
Income Taxes	(21)
Earnings from Ongoing Operations	51
Special Items, after-tax	29
Net Income	$80

•See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Pennsylvania Adjusted Gross Margins.

•Higher other operation and maintenance expense in 2022 compared with 2021 primarily due to a $14 million increase in bad debt expenses, a $12 million increase in vegetation management expenses, a $12 million increase in IT cloud amortization and other items that were not individually significant.

Rhode Island Regulated Segment

The Rhode Island Regulated segment consists primarily of the regulated electricity transmission and distribution operations and regulated distribution and sale of natural gas conducted by RIE.

Net Loss and Earnings from Ongoing Operations include the following results:

			Change
	2022	2021	2022 vs. 2021
Operating revenues	$1,038	$—	$1,038
Energy purchases	365	—	365
Other operation and maintenance	531	—	531
Depreciation	92	—	92
Taxes, other than income	92	—	92
Total operating expenses	1,080	—	1,080
Other Income (Expense) - net	23	—	23
Interest Expense	39	—	39
Income Taxes	(14)	—	(14)
Net Loss	(44)	—	(44)
Less: Special Items	(109)	—	(109)
Earnings from Ongoing Operations	$65	$—	$65

The following after-tax gains (losses), which management considers special items, impacted the Rhode Island Regulated segment's results and are excluded from Earnings from Ongoing Operations:

	Income Statement Line Item	2022	2021
Acquisition integration, net of tax of $18, $0 (a)	Other operation and maintenance	$(70)	$—
Acquisition integration, net of tax of $0, $0 (a)	Other Income (Expense) - net	1	—
Acquisition integration, net of tax of $10, $0 (a)	Operating revenues	(40)	—
Total Special Items		$(109)	$—

(a)Represents costs related to the acquisition of Rhode Island Energy including certain costs associated with its integration, commitments made during the acquisition process and related costs. See Note 9 to the Financial Statements for additional information related to the commitments made as a condition of the acquisition.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations, and a reconciliation to PPL's "Net Income" for the years ended December 31:

	2022
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Discontinued Operations (a)	Total
Net Income (Loss)	$507	$525	$(44)	$(274)	$42	$756
Less: Special Items (expense) benefit:
Income (loss) from Discontinued Operations (a)	—	—	—	—	42	42
Talen litigation costs, net of tax of $0 (b)	—	—	—	1	—	1
Strategic corporate initiatives, net of tax of $3, $4 (c)	(8)	—	—	(15)	—	(23)
Acquisition integration, net of tax of $28, $39 (j)	—	—	(109)	(148)	—	(257)
PA tax rate change (e)	—	9	—	(4)	—	5
Sale of Safari Holdings, net of tax of $16 (i)	—	—	—	(53)	—	(53)
Total Special Items	(8)	9	(109)	(219)	42	(285)
Earnings from Ongoing Operations	$515	$516	$65	$(55)	$—	$1,041

	2021
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Discontinued Operations (a)	Total
Net Income (Loss)	$468	$445	$—	$(895)	$(1,498)	$(1,480)
Less: Special Items (expense) benefit:
Income (loss) from Discontinued Operations (a)	—	—	—	—	(1,502)	(1,502)
Talen litigation costs, net of tax of $4 (b)	—	—	—	(16)	—	(16)
Strategic corporate initiatives, net of tax of $0, $2 (c)	(1)	—	—	(8)	—	(9)
Valuation allowance adjustment (d)	4	—	—	(4)	4	4
Transmission formula rate return on equity reduction, net of tax of $8	—	(20)	—	—	—	(20)
Acquisition integration, net of tax of $6 (j)	—	—	—	(22)	—	(22)
U.K. tax rate change (f)	—	—	—	(383)	—	(383)
Solar panel impairment, net of tax of $9 (g)	—	—	—	(26)	—	(26)
Loss on early extinguishment of debt, net of tax of $83 (h)	—	—	—	(312)	—	(312)
Total Special Items	3	(20)	—	(771)	(1,498)	(2,286)
Earnings from Ongoing Operations	$465	$465	$—	$(124)	$—	$806

(a)See Note 9 to the Financial Statements for additional information.
(b)PPL incurred legal expenses and received insurance reimbursement related to litigation with its former affiliate, Talen Montana. See Note 14 to the Financial Statements for additional information.
(c)Costs incurred for 2022 relate to PPL's strategic repositioning and corporate centralization efforts. Costs incurred for 2021 are related to the sale of the U.K. utility business and PPL's strategic repositioning.
(d)Adjustment of valuation allowances related to certain tax credits recorded in 2017 as a result of the TCJA.
(e)Impact of Pennsylvania state tax reform. See Note 6 to the Financial Statements for additional information.
(f)Impact of the U.K. Finance Acts on deferred tax balances. See Note 6 to the Financial Statements for additional information.
(g)Reflects solar panel write-down due to extension of federal government’s solar investment tax credits, technological advances resulting in more efficient modules available on the market and rising commodity prices for materials used in various solar projects.
(h)In June and July 2021, in connection with the tender offer, PPL Capital Funding retired $3,034 million combined aggregate principal amount of its outstanding Senior Notes for $3,426 million aggregate cash purchase price. The loss on extinguishment activity included the tender premium, make-whole premiums, accrued interest, bank fees and unamortized fees, hedges and discounts.
(i)Primarily includes the loss on the sale of Safari Holdings, LLC. See Note 9 to the Financial Statements for more information.
(j)Represents costs related to the acquisition of Rhode Island Energy including certain costs associated with its integration, commitments made during the acquisition process and related costs. See Note 9 to the Financial Statements for additional information related to the commitments made as a condition of the acquisition.

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

•"Rhode Island Adjusted Gross Margins" is a single financial performance measure of the electricity transmission and distribution operations of the Rhode Island Regulated segment, as well as the Rhode Island Regulated segment's distribution and sale of natural gas. In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms are offset with minimal impact on earnings. Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance" (which are primarily regional network transmission service, energy efficiency and storm cost related) and "Taxes, other than income" (which is primarily gross earnings tax) on the Statements of Income. This measure represents the net revenues from Rhode Island Regulated segment's electricity and gas delivery operations.

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

			Change
	2022	2021	2022 vs. 2021
Kentucky Regulated
Kentucky Adjusted Gross Margins	$2,460	$2,255	$205

Pennsylvania Regulated
Pennsylvania Adjusted Gross Margins
Distribution	$962	$915	$47
Transmission	739	674	65
Total Pennsylvania Adjusted Gross Margins	$1,701	$1,589	$112

Rhode Island Regulated
Rhode Island Adjusted Gross Margins	$441	$—	$441

Kentucky Adjusted Gross Margins

Kentucky Adjusted Gross Margins increased in 2022 compared with 2021, primarily due to higher base rates of $105 million, environmental and gas cost recoveries added to base rates of $66 million and higher sales volumes primarily due to weather of $29 million.

The increase in base rates was the result of new rates approved by the KPSC effective July 1, 2021. The environmental and gas cost recoveries added to base rates were the result of the transfer of certain ECR and GLT expenses into base rates as a result of the 2020 Kentucky rate case. This transfer results in depreciation and other operation and maintenance expenses associated with the ECR and GLT programs being excluded from margins for all twelve months in 2022 compared to six months in 2021.

Pennsylvania Adjusted Gross Margins

Distribution

Distribution Adjusted Gross Margins increased in 2022 compared with 2021, primarily due to higher sales volumes of $17 million which included favorable weather of $11 million. Late payment charges increased $10 million as a result of not charging late payment fees for much of 2021 due to the COVID-19 pandemic. TCJA margins increased $11 million due to lower taxable income associated with the mechanism. Merchant Function Charge, which is added to the PTC rates to offset uncollectible expenses, increased by $8 million largely due to the energy price increases.

Transmission

Transmission Adjusted Gross Margins increased in 2022 compared with 2021, primarily due to a $29 million increase as a result of a higher annual PPL zonal peak load billing factor in 2022 and $38 million of returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability.

Rhode Island Adjusted Gross Margins

Rhode Island Adjusted Gross Margins increased for 2022 compared with 2021, due to the acquisition of Narragansett Electric on May 25, 2022.

Reconciliation of Adjusted Gross Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the years ended December 31:

	2022
	Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Rhode Island Adjusted Gross Margins (a)	Other (b)	Operating Income (c)
Operating Revenues	$3,811	$3,030	$1,088	$(27)	$7,902
Operating Expenses
Fuel	931	—	—	—	931
Energy purchases	273	1,048	365	—	1,686
Other operation and maintenance	92	111	249	1,946	2,398
Depreciation	53	28	—	1,100	1,181
Taxes, other than income	2	142	33	155	332
Total Operating Expenses	1,351	1,329	647	3,201	6,528
Total	$2,460	$1,701	$441	$(3,228)	$1,374

	2021
	Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Rhode Island Adjusted Gross Margins	Other (b)	Operating Income (c)
Operating Revenues	$3,348	$2,430	$—	$5	$5,783
Operating Expenses
Fuel	710	—	—	—	710
Energy purchases	186	566	—	—	752
Other operation and maintenance	88	111	—	1,409	1,608
Depreciation	105	52	—	925	1,082
Taxes, other than income	4	112	—	91	207
Total Operating Expenses	1,093	841	—	2,425	4,359
Total	$2,255	$1,589	$—	$(2,420)	$1,424
(a)Operating revenue excludes a $50 million customer bill credit to all electric and natural gas distribution customers that was treated as a special item. See Note 9 to the Financial Statements for additional information.
(b)Represents amounts excluded from Adjusted Gross Margins.
(c)As reported on the Statements of Income.

PPL Electric: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2022	2021	2022 vs. 2021
Operating Revenues	$3,030	$2,402	$628
Operating Expenses
Operation
Energy purchases	1,048	566	482
Other operation and maintenance	605	557	48
Depreciation	393	424	(31)
Taxes, other than income	149	120	29
Total Operating Expenses	2,195	1,667	528
Other Income (Expense) - net	30	21	9
Interest Income from Affiliate	5	5	—
Interest Expense	171	162	9
Income Taxes	174	154	20
Net Income	$525	$445	$80

Operating Revenues

The increase (decrease) in operating revenues was due to:

2022 vs. 2021
Distribution Price (a)	$(19)
Distribution volume (b)	20
PLR (c)	520
Transmission Formula Rate (d)	92
Other (e)	15
Total	$628

(a)Distribution price variance was primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)The increase was due to colder weather combined with higher non-residential customer volumes.
(c)The increase was primarily the result of higher energy prices, lower volumes of shopping customers and higher customer volumes due to colder weather.
(d)The increase was primarily due to returns on additional transmission capital investments, a higher PPL zonal peak load billing factor in 2022 and the reduction in the transmission formula rate return on equity recorded in 2021. See Note 7 to the Financial Statements for additional information on the transmission formula rate return on equity reduction.
(e) The increase was primarily due to higher late payment charges in 2022, which were not billed until the fourth quarter 2021 due to the COVID pandemic.

Energy Purchases

Energy purchases increased $482 million in 2022 compared with 2021. This increase was primarily due to higher PLR prices of $419 million and higher PLR volumes of $58 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

2022 vs. 2021
Act 129 smart meter program	$7
Storm costs	(10)
IT cloud amortization costs	12
Vegetation management costs	12
Bad debts	14
Canceled projects	8
Support costs	(9)
Other	14
Total	$48

Depreciation

Depreciation decreased $31 million in 2022 compared with 2021, primarily due to a $38 million decrease in software and computer hardware depreciation as a result of end-of-life retirements, partially offset by $11 million of additional assets placed into service, net of retirements.

LG&E: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2022	2021	2022 vs. 2021
Operating Revenues
Retail and wholesale	$1,762	$1,545	$217
Electric revenue from affiliate	36	24	12
Total Operating Revenues	1,798	1,569	229
Operating Expenses
Operation
Fuel	346	265	81
Energy purchases	245	167	78
Energy purchases from affiliates	25	23	2
Other operation and maintenance	416	400	16
Depreciation	298	279	19
Taxes, other than income	48	46	2
Total Operating Expenses	1,378	1,180	198
Other Income (Expense) - net	4	(5)	9
Interest Expense	89	81	8
Income Taxes	63	54	9
Net Income	$272	$249	$23

Operating Revenues

The increase (decrease) in operating revenues was due to:

2022 vs. 2021
Fuel and other energy prices (a)	$149
Retail rates (b)	50
Volumes	33
Other	(3)
Total	$229

(a)The increase was primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs.
(b)The increase was due to new base rates approved by the KPSC effective July 1, 2021.

Fuel

Fuel increased $81 million in 2022 compared with 2021, primarily due to a $67 million increase in commodity costs and a $14 million increase in volumes driven by weather.

Energy Purchases

Energy purchases increased $78 million in 2022 compared with 2021, primarily due to an increase in commodity costs.

Other Operation and Maintenance

Other operation and maintenance increased $16 million in 2022 compared with 2021, primarily due to a $6 million increase in storm restoration costs and a $4 million increase in natural gas inventory losses.

Depreciation

Depreciation increased $19 million in 2022 compared with 2021, primarily due to a $12 million increase driven by additional assets placed into service, net of retirements, and an $8 million increase driven by higher depreciation rates effective July 1, 2021.

KU: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2022	2021	2022 vs. 2021
Operating Revenues
Retail and wholesale	$2,049	$1,803	$246
Electric revenue from affiliate	25	23	2
Total Operating Revenues	2,074	1,826	248
Operating Expenses
Operation
Fuel	585	445	140
Energy purchases	28	19	9
Energy purchases from affiliates	36	24	12
Other operation and maintenance	487	463	24
Depreciation	386	366	20
Taxes, other than income	45	41	4
Total Operating Expenses	1,567	1,358	209
Other Income (Expense) - net	8	4	4
Interest Expense	117	109	8
Income Taxes	76	67	9
Net Income	$322	$296	$26

Operating Revenues

The increase (decrease) in operating revenues was due to:

2022 vs. 2021
Retail rates (a)	$55
Fuel and energy prices (b)	165
Volumes	24
Other	4
Total	$248

(a)The increases were due to new base rates approved by the KPSC effective July 1, 2021.
(b)The increases were primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs.

Fuel

Fuel increased $140 million in 2022 compared with 2021, primarily due to an increase in commodity costs.

Other Operation and Maintenance

Other operations and maintenance increased $24 million in 2022 compared with 2021, primarily due to a $10 million increase in vegetation management expenses and a $9 million increase in plant outage expenses.

Depreciation

Depreciation increased $20 million in 2022 compared with 2021, primarily due to a $12 million increase driven by additional assets placed into service, net of retirements, and a $4 million increase driven by higher depreciation rates effective July 1, 2021.

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

The Registrants had the following at:

	PPL	PPL Electric	LG&E	KU
December 31, 2022
Cash and cash equivalents	$356	$25	$93	$21
Short-term debt	985	145	179	101
Long-term debt due within one year	354	340	—	13
Notes payable with affiliates		—	—	—

December 31, 2021
Cash and cash equivalents	$3,571	$21	$9	$13
Short-term debt	69	—	69	—
Long-term debt due within one year	474	474	—	—
Notes payable with affiliates		—	324	294

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

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the years ended December 31 and the changes between periods were as follows:

	PPL	PPL Electric	LG&E	KU
2022
Operating activities	$1,730	$757	$543	$661
Investing activities	(5,654)	(387)	(360)	(547)
Financing activities	709	(366)	(99)	(106)

2021
Operating activities	$1,544	$969	$458	$608
Investing activities	8,564	(1,400)	(466)	(556)
Financing activities	(7,344)	412	10	(61)

2022 vs. 2021 Change
Operating activities	$186	$(212)	$85	$53
Investing activities	(14,218)	1,013	106	9
Financing activities	8,053	(778)	(109)	(45)

Operating Activities

The components of the change in cash provided by (used in) operating activities were as follows:

	PPL	PPL Electric	LG&E	KU
2022 vs. 2021
Change - Cash Provided (Used):
Net income	$696	$80	$23	$26
Non-cash components	(153)	(21)	11	32
Working capital	(414)	(262)	50	2
Defined benefit plan funding	41	21	1	—
Other operating activities	16	(30)	—	(7)
Total	$186	$(212)	$85	$53

(PPL)

PPL cash provided by operating activities in 2022 increased $186 million compared with 2021.
•Net income increased $696 million between periods and included a decrease in net non-cash charges of $153 million. The decrease in non-cash charges was primarily due to the loss on extinguishment of debt and the impairment of solar panels in 2021, partially offset by an increase in depreciation and an increase in deferred income taxes and investment tax credits.

•The $414 million decrease in cash from changes in working capital was primarily due to a decrease in regulatory liabilities (primarily due to PPL Electric’s transmission formula rate return on equity reduction and the timing of rate recovery mechanisms) and a decrease in other current assets, partially offset by an increase in unbilled revenues (primarily due to weather and rate recovery mechanisms), an increase in accounts receivable (primarily due to pricing) and an increase in accounts payable (primarily due to timing).

•The $41 million decrease in defined benefit plan funding was primarily due to a decrease in contribution to pension plans in 2022, as PPL's defined benefit pension plans have the option to utilize available prior year credit balances to meet current and future contribution requirements.

•The $16 million increase in cash provided by other operating activities was driven by an increase in non-current liabilities (primarily related to an increase in ARO expenditures and an increase in non-current regulatory liabilities, partially offset by a decrease in accrued pension and postretirement obligations).

(PPL Electric)

PPL Electric's cash provided by operating activities in 2022 decreased $212 million compared with 2021.
•Net income increased $80 million between the periods and included a decrease in non-cash components of $21 million. The decrease in non-cash components was primarily due to a decrease in depreciation expense (primarily related to a decrease in software and computer hardware depreciation as a result of end-of-life retirements).

•The $262 million decrease in cash from changes in working capital was primarily due to a decrease in regulatory liabilities (primarily due to refunds to customers related to the transmission formula rate return on equity reduction), partially offset by an increase in unbilled revenues (primarily due to weather and rate recovery mechanisms), an increase in accounts payable (due to timing) and an increase in accounts receivable (due to pricing).

•The $21 million of activity in defined benefit plan funding was primarily due to a decrease in contribution to its pension plans in 2022, as PPL Electric's defined benefit pension plans have the option to utilize available prior year credit balances to meet current and future contribution requirements.

•The $30 million decrease in cash provided by other operating activities was driven primarily by an increase in non-current assets (primarily related to cloud computing and a decrease in medical claim payments).

(LG&E)

LG&E's cash provided by operating activities in 2022 increased $85 million compared with 2021.
•Net income increased $23 million between the periods and included an increase in non-cash components of $11 million. The increase in non-cash components was primarily driven by an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements and higher depreciation rates effective July 1, 2021), partially offset by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences).

•Cash from changes in working capital increased by $50 million. The increase was primarily due to a decrease in regulatory assets and liabilities, net (primarily due to the timing of rate recovery mechanisms), an increase in accounts payable to affiliates and other current liabilities (primarily due to timing of payments), partially offset by an increase in unbilled revenues (primarily due to weather and higher commodity costs).

(KU)

KU's cash provided by operating activities in 2022 increased $53 million compared with 2021.
•Net income increased $26 million between the periods and included an increase in non-cash components of $32 million. The increase in non-cash components was primarily driven by an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements and higher depreciation rates effective July 1, 2021).

•Cash from changes in working capital increased $2 million. The increase was primarily due to an increase in accounts payable, an increase in accounts payable with affiliates, an increase in taxes payable and a decrease in other current liabilities (primarily due to timing of payments) and other insignificant changes, partially offset by an increase in fuels, materials and supplies (primarily due to higher commodity costs and the accumulation of inventory for upcoming transmission and distribution products) and an increase in unbilled revenues and accounts receivable (primarily due to weather and higher commodity costs).

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities were as follows:

	PPL	PPL Electric	LG&E	KU
2022 vs. 2021
Change - Cash Provided (Used):
Expenditures for PP&E	$(182)	$12	$95	$13
Proceeds from sale of Safari Holdings, net of cash divested	146	—	—	—
Proceeds from sale of U.K. utility business, net of cash divested	(10,560)	—	—	—
Acquisition of Narragansett Electric, net of cash acquired	(3,660)	—	—	—
Notes receivable from affiliate	—	998	—	—
Other investing activities	38	3	11	(4)
Total	$(14,218)	$1,013	$106	$9

For PPL, in 2022 compared with 2021, the increase in expenditures was due to expenditures at RIE, partially offset by a decrease in expenditures at LG&E. The decrease in expenditures at LG&E was primarily due to lower spending on ELG projects and other projects that are not individually significant.

See "Forecasted Uses of Cash" for detail regarding projected capital expenditures for the years 2023 through 2025.

For PPL Electric, the changes in "Notes receivable from affiliate" activity resulted from payments received on the short-term note between affiliates in 2022, issued to support general corporate purposes. See Note 15 to the Financial Statements for further discussion of intercompany borrowings.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities were as follows:

	PPL	PPL Electric	LG&E	KU
2022 vs. 2021
Change - Cash Provided (Used):
Long-term debt issuance/retirement, net	$4,542	$(250)	$300	$300
Dividends	492	(6)	(83)	(46)
Purchase of treasury stock	1,003	—	—	—
Capital contributions/distributions, net	—	(671)	16	(16)
Retirement of term loan	300	—	—	—
Retirement of commercial paper	73	—	41	32
Changes in net short-term debt	1,642	145	262	272
Note payable with affiliate	—	—	(648)	(588)
Other financing activities	1	4	3	1
Total	$8,053	$(778)	$(109)	$(45)

(All Registrants)

See Note 8 to the Financial Statements in this Form 10-K for information on 2022 activity.

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

Long-term Debt and Equity Securities

Long-term debt and equity securities activity for 2022 included:

	Debt		Stock
	Issuances (a)	Retirements	Issuances (b)	Repurchases
Cash Flow Impact:
PPL	$850	$264	$18	$—
PPL Electric	250	250	—	—
LG&E	300	—	—	—
KU	300	—	—	—

(a)Issuances are net of pricing discounts, where applicable, and exclude the impact of debt issuance costs. Includes debt issuances with affiliates.
(b)Includes issuances of common stock and treasury stock, which are included in "Other financing activities" on the Statements of Cash Flows.

See Note 8 to the Financial Statements for additional long-term debt information.

Equity Securities Activities (PPL)

Share Repurchase

In August 2021, PPL's Board of Directors authorized share repurchases of up to $3 billion of PPL common shares. In 2021, PPL repurchased approximately $1 billion of PPL common shares. There were no share repurchases during the year ended December 31, 2022. Any additional amounts to be repurchased pursuant to this authority will depend on various factors, including PPL’s share price and market conditions. PPL may purchase shares on each trading day subject to market conditions and principles of best execution.

Forecasted Sources of Cash

(All Registrants)

The Registrants expect to continue to have adequate liquidity available from operating cash flows, cash and cash equivalents, credit facilities and commercial paper issuances to meet their requirements with respect to their contractual obligations and anticipated capital expenditures. Additionally, subject to market conditions, the Registrants and their subsidiaries may access the capital markets, and PPL Electric, LG&E and KU anticipate receiving equity contributions from their parent or member in 2023.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets, except for borrowings under PPL Electric's term loan agreement due in 2024 and borrowings under LG&E's and KU's term loan agreements due in 2024, which are reflected in "Long-term debt". At December 31, 2022, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (c)	Unused Capacity
PPL Capital Funding Credit Facilities	$1,350	$—	$561	$789
PPL Electric Credit Facilities	900	250	146	504
LG&E Credit Facilities	800	300	180	320
KU Credit Facilities	700	300	101	299
Total Credit Facilities (a) (b)	$3,750	$850	$988	$1,912

(a)The syndicated credit facilities, term loans and PPL Capital Funding's bilateral facility, each contain a financial covenant requiring debt to total capitalization not to exceed 70% for PPL Capital Funding, PPL Electric, LG&E and KU, as calculated in accordance with the facility, and other customary covenants.

The commitments under the credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 14%, PPL Electric - 18%, LG&E - 19% and KU - 21%.

(b)Each company pays customary fees under its respective syndicated credit facility. Borrowings generally bear interest at LIBOR-based rates, or applicable SOFR, plus an applicable margin.
(c)Commercial paper issued reflects the undiscounted face value of the issuance.

In addition to the financial covenants noted in the table above, the credit agreements governing the above credit facilities contain various other covenants. Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements. The Registrants monitor compliance with the covenants on a regular basis. At December 31, 2022, the Registrants were in compliance with these covenants. At this time, the Registrants believe that these covenants and other borrowing conditions will not limit access to these funding sources.

See Note 8 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LG&E and KU)

	Committed Capacity	Borrowed	Commercial Paper Program Capacity	Unused Capacity
LG&E Money Pool (a)	$750	$—	$500	$250
KU Money Pool (a)	650	—	400	250

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

Commercial Paper (All Registrants)

The Registrants maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	December 31, 2022
	Capacity	Commercial Paper Issuances (c)	Unused Capacity
PPL Capital Funding	$1,350	$561	$789
PPL Electric	650	145	505
LG&E (a)	500	180	320
KU (b)	400	101	299
Total PPL	$2,900	$987	$1,913

(a)In August 2022, the capacity for the LG&E commercial paper program was increased to $500 million.
(b)In August 2022, the capacity for the KU commercial paper program was increased to $400 million.
(c)Commercial paper issued reflects the undiscounted face value of the issuance.

Long-term Debt and Equity Securities

(PPL)

PPL and its subsidiaries are authorized to issue, at the discretion of management and subject to market conditions, up to $3.50 billion of long-term debt securities, the proceeds of which would be used to fund capital expenditures and for general corporate purposes. RIE is authorized to issue, at the discretion of management and subject to market conditions and regulatory approvals, up to $500 million of long-term debt securities, the proceeds of which would be used to repay short-term debt incurred to fund capital expenditures and for general corporate purposes.

(PPL Electric)

PPL Electric is authorized to issue, at the discretion of management and subject to market conditions and regulatory approvals, up to $1 billion of long-term debt securities, the proceeds of which would be used to fund capital expenditures and for general corporate purposes.

(LG&E)

LG&E is authorized to issue, at the discretion of management and subject to market conditions and regulatory approvals, up to $500 million of long-term debt securities, the proceeds of which would be used to repay short-term debt incurred to fund capital expenditures and for general corporate purposes.

(KU)

KU is authorized to issue, at the discretion of management and subject to market conditions and regulatory approvals, up to $500 million of long-term debt securities, the proceeds of which would be used to repay short-term debt incurred to fund capital expenditures and for general corporate purposes.

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

Capital Expenditures

The table below shows the Registrants' current capital expenditure projections for the years 2023 through 2025. Expenditures for the domestic regulated utilities are expected to be recovered through rates, pending regulatory approval.

		Projected
	Total	2023 (b)	2024	2025
PPL
Generating facilities (a)	$1,508	$252	$369	$887
Electric distribution facilities	2,734	929	892	913
Gas distribution facilities	1,005	272	313	420
Transmission facilities	2,962	827	1,019	1,116
Other	308	106	100	102
Total Capital Expenditures	$8,517	$2,386	$2,693	$3,438

PPL Electric
Electric distribution facilities	$921	$318	$299	$304
Transmission facilities	1,980	545	670	765
Total Capital Expenditures	$2,901	$863	$969	$1,069

LG&E
Generating facilities (a)	$633	$92	$147	$394
Electric distribution facilities	476	165	161	150
Gas distribution facilities	203	54	55	94
Transmission facilities	56	5	23	28
Other	120	50	34	36
Total Capital Expenditures	$1,488	$366	$420	$702

		Projected
	Total	2023 (b)	2024	2025

KU
Generating facilities (a)	$875	$160	$222	$493
Electric distribution facilities	520	210	163	147
Transmission facilities	338	165	91	82
Other	178	52	63	63
Total Capital Expenditures	$1,911	$587	$539	$785

(a)Capital expenditure projections include $115 million at PPL ($42 million at LG&E and $73 million at KU) in 2023 and $44 million at PPL ($21 million at LG&E and $23 million at KU) in 2024 related to certain costs of complying with the Clean Air Act, as amended, and other federal, state and local environmental requirements applicable to coal combustion wastes and by-products from coal-fired generating facilities, which are expected to be subject to rate recovery through the ECR mechanism.
(b)The 2023 total excludes amounts included in accounts payable as of December 31, 2022.

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.

Contractual Obligations

The Registrants have assumed various financial obligations and commitments in the ordinary course of conducting business. At December 31, 2022, estimated contractual cash obligations were as follows:

	Total	2023	2024-2025	2026-2027	After 2027
PPL
Long-term Debt (a)	$13,353	$354	$2,052	$1,207	$9,740
Interest on Long-term Debt (b)	9,067	557	984	881	6,645
Operating Leases (c)	69	24	29	9	7
Purchase Obligations (d)	3,348	1,363	1,090	340	555
Total Contractual Cash Obligations	$25,837	$2,298	$4,155	$2,437	$16,947

PPL Electric
Long-term Debt (a)	$4,539	$340	$900	$108	$3,191
Interest on Long-term Debt (b)	3,038	183	299	289	2,267
Unconditional Power Purchase Obligations	106	29	57	20	—
Total Contractual Cash Obligations	$7,683	$552	$1,256	$417	$5,458

LG&E
Long-term Debt (a)	$2,324	$—	$600	$285	$1,439
Interest on Long-term Debt (b)	1,367	92	160	130	985
Operating Leases (c)	16	6	8	2	—
Coal and Natural Gas Purchase Obligations (e)	705	340	282	74	9
Unconditional Power Purchase Obligations (f)	296	24	44	44	184
Construction Obligations (g)	126	58	63	2	3
Other Obligations	72	26	36	4	6
Total Contractual Cash Obligations	$4,906	$546	$1,193	$541	$2,626

KU
Long-term Debt (a)	$2,942	$13	$550	$164	$2,215
Interest on Long-term Debt (b)	2,045	123	220	191	1,511
Operating Leases (c)	21	9	11	1	—
Coal and Natural Gas Purchase Obligations (e)	866	354	408	104	—
Unconditional Power Purchase Obligations (f)	131	10	20	20	81
Construction Obligations (g)	103	54	43	2	4
Other Obligations	128	60	50	12	6
Total Contractual Cash Obligations	$6,236	$623	$1,302	$494	$3,817

(a)Reflects principal maturities based on stated maturity, sinking fund payments, or earlier put dates. See Note 8 to the Financial Statements for a discussion of variable-rate remarketable bonds issued on behalf of LG&E and KU. The Registrants do not have any significant finance lease obligations.
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

Dividends/Distributions

(PPL)

PPL views dividends as an integral component of shareowner return and expects to continue to pay dividends in amounts intended to maintain a capitalization structure that supports investment grade credit ratings. In November 2022, PPL declared its quarterly common stock dividend, payable January 3, 2023, at 22.50 cents per share (equivalent to $0.90 per annum). On February 17, 2023, PPL announced a quarterly common stock dividend of 24.00 cents per share, payable April 3, 2023, to shareowners of record as of March 10, 2023. Future dividends will be declared at the discretion of the Board of Directors and will depend upon future earnings, cash flows, financial and legal requirements and other factors.

Subject to certain exceptions, PPL may not declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067. At December 31, 2022, no interest payments were deferred.

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

The following table sets forth the Registrants' and their subsidiaries' credit ratings for outstanding debt securities or commercial paper programs as of December 31, 2022.

	Senior Unsecured		Senior Secured		Commercial Paper
Issuer	Moody's	S&P	Moody's	S&P	Moody's	S&P
PPL
PPL Capital Funding	Baa1	BBB+			P-2	A-2
Rhode Island Energy	A3	A-

PPL and PPL Electric
PPL Electric			A1	A+	P-2	A-1

PPL, LG&E and KU
LG&E			A1	A	P-2	A-2
KU			A1	A	P-2	A-2

The rating agencies have taken the following actions related to the Registrants and their subsidiaries.

(PPL)

In June 2022, Moody’s affirmed its commercial paper rating for PPL Capital Funding and upgraded the following ratings with a stable outlook:
• the long-term issuer rating from Baa2 to Baa1 for PPL;
• the senior unsecured rating from Baa2 to Baa1 for PPL Capital Funding;
• the junior subordinated rating from Baa3 to Baa2 for PPL Capital Funding; and
• the senior unsecured bank credit facility rating from Baa2 to Baa1 for PPL Capital Funding.

In June 2022, Moody’s upgraded the following ratings with a stable outlook:
• the long-term issuer rating from Baa1 to A3 for RIE;
• the senior unsecured rating from Baa1 to A3 for RIE; and
• the preferred stock rating from Baa3 to Baa2 for RIE.

In June 2022, S&P upgraded the following ratings with a stable outlook:
• the long-term issuer rating from BBB+ to A- for RIE;
• the senior unsecured rating from BBB+ to A- for RIE; and
• the preferred stock rating from BBB- to BBB for RIE.

(PPL and PPL Electric)

In May 2022, S&P upgraded the following ratings with a stable outlook for PPL Electric:
• the long-term issuer credit rating from A- to A;
• the issue-level senior secured rating from A to A+; and
• the short-term and commercial paper ratings from A-2 to A-1.

Ratings Triggers (PPL, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, and interest rate instruments, contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 18 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL and LG&E for derivative contracts in a net liability position at December 31, 2022.

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

The following interest rate hedges were outstanding at December 31:

	2022				2021
	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)
PPL and LG&E
Economic hedges
Interest rate swaps (c)	$64	$(7)	$(1)	2033	$64	$(19)	$(1)

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt and interest expense at December 31 is shown below.

	10% Adverse Movement in Rates on Fair Value of Debt		10% Adverse Movement in Rates on Interest Expense For Floating Exposure
	2022	2021	2022	2021
PPL	$495	$394	$16	$—
PPL Electric	178	164	6	—
LG&E	84	74	3	—
KU	127	115	2	—

Commodity Price Risk

PPL is exposed to commodity price risk through its subsidiaries as described below.

•PPL Electric is required to purchase electricity to fulfill its obligation as a PLR. Potential commodity price risk is mitigated through its PAPUC-approved cost recovery mechanism and full-requirement supply agreements to serve its PLR customers which transfer the risk to energy suppliers.
•LG&E's and KU's rates include certain mechanisms for fuel, fuel-related expenses and energy purchases. In addition, LG&E's rates include a mechanism for natural gas supply costs. These mechanisms generally provide for timely recovery of market price fluctuations associated with these costs.
•RIE utilizes derivative instruments pursuant to its RIPUC-approved plan to manage commodity price risk associated with its natural gas purchases. RIE's commodity price risk management strategy is to reduce fluctuations in firm gas sales prices to its customers. RIE's costs associated with derivatives instruments are recoverable through its RIPUC- approved cost recovery mechanisms. RIE is required to purchase electricity to fulfill its obligation to provide Last Resort Service (LRS). Potential commodity price risk is mitigated through its RIPUC-approved cost recovery mechanisms and full requirements service agreements to serve LRS customers, which transfer the risk to energy suppliers. RIE is required to contract through long-term agreements for clean energy supply under the Rhode Island Renewable Energy Growth program and Long-term Clean Energy Standard. Potential commodity price risk is mitigated through its RIPUC-approved cost recovery mechanisms, which true-up cost differences between contract prices and market prices.

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

In the event a supplier of PPL, PPL Electric, LG&E or KU defaults on its contractual obligation, those Registrants would need to seek replacement power or replacement fuel in the market. In general, subject to regulatory review or other processes, appropriate incremental costs incurred by these entities would be recoverable from customers through applicable rate mechanisms, thereby mitigating the financial risk for these entities.

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

Acquisitions, Development and Divestitures

The Registrants from time to time evaluate opportunities for potential acquisitions, divestitures, and development projects. See Note 9 to the Financial Statements for additional information on acquisition and divestiture activity. Development projects are reexamined based on market conditions and other factors to determine whether to proceed with, modify or terminate the projects. Any resulting transactions may impact future financial results.

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

See "Legal Matters" in Note 14 to the Financial Statements for a discussion of the more significant environmental claims. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on projected environmental capital expenditures for 2023 through 2025. See Note 20 to the Financial Statements for information related to the impacts of CCRs on AROs. See "Item 1. Business - Environmental Matters" for additional information.

Sustainability

Increasing attention has been focused on a broad range of corporate activities under the heading of “sustainability”, which has resulted in a significant increase in the number of requests from interested parties for information on sustainability topics. These parties range from investor groups focused on environmental, social, governance and other matters to non-investors concerned with a variety of public policy matters. Often the scope of the information sought is very broad and not necessarily relevant to an issuer’s business or industry. As a result, a number of private groups have proposed to standardize the subject matter constituting sustainability, either generally or by industry. Those efforts remain ongoing. In addition, certain of these private groups have advocated that the SEC promulgate regulations requiring specific sustainability reporting under the Securities Exchange Act of 1934, as amended (the ’34 Act), or that issuers voluntarily include certain sustainability disclosure in their ’34 Act reports. In March 2022, the SEC proposed broad-based climate disclosure requirements for public companies. The proposed rule would require public companies to disclose direct and indirect GHG emissions, strategic insights, and certain financial implications in public disclosures. The proposed rulemaking elicited significant debate and comment. While a final rulemaking is currently expected to be issued in the spring of 2023, PPL cannot predict the final legal requirements or when the requirements will be effective.

As has been PPL’s practice, to the extent sustainability issues have or may have a material impact on the Registrants’ financial condition or results of operation, PPL discloses such matters in accordance with applicable securities law and SEC regulations. With respect to other sustainability topics that PPL deems relevant to investors but that are not required to be reported under applicable securities law and SEC regulation, PPL will continue each spring to publish its annual sustainability report including tracking reductions related to the company's goal to reduce carbon emissions and post that report on its corporate website at www.pplweb.com and on www.pplsustainability.com. Neither the information in such annual sustainability report nor the information at such websites is incorporated in this Form 10-K by reference, and it should not be considered a part of this Form 10-K. In preparing its sustainability report, PPL is guided by the framework established by the Global Reporting Initiative, which identifies environmental, social, governance and other subject matter categories. PPL also participates in efforts by the Edison Electric Institute and American Gas Association to provide the appropriate subset of sustainability information that can be applied consistently across the electric and gas utility industry. Additionally, PPL consults widely used reporting frameworks for discrete sustainability topics, including corporate political contributions and climate-related issues. PPL also responds to the climate survey of CDP, a not-for-profit organization based in the United Kingdom formerly known as the Carbon Disclosure Project, that runs the global disclosure system that enables investors, companies, cities, states and regions to measure and manage their environmental impacts.

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

New Accounting Guidance

There has been no new accounting guidance adopted in 2022 and there is no new significant accounting guidance pending adoption as of December 31, 2022.

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

Increase (Decrease)
Actuarial assumption
Discount Rate	(0.25%)
Expected Return on Plan Assets	(0.25%)
Rate of Compensation Increase	0.25%

	Increase (Decrease)	Increase (Decrease)	(Increase) Decrease	Increase (Decrease)	Increase (Decrease)
Actuarial assumption	Defined Benefit Asset	Defined Benefit Liabilities	AOCI (pre-tax)	Net Regulatory Assets	Defined Benefit Costs
PPL
Discount rates	$(14)	$(78)	$27	$65	$14
Expected return on plan assets	n/a	n/a	n/a	n/a	10
Rate of compensation increase	(2)	(6)	2	6	3

PPL Electric
Discount rates	—	(34)	—	34	5
Expected return on plan assets	n/a	n/a	—	n/a	4
Rate of compensation increase	—	(2)	—	2	1

LG&E
Discount rates	(9)	1	n/a	10	2
Expected return on plan assets	n/a	n/a	n/a	n/a	1
Rate of compensation increase	(1)	—	n/a	1	—

KU
Discount rates	(8)	1	n/a	9	2
Expected return on plan assets	n/a	n/a	n/a	n/a	1
Rate of compensation increase	(1)	—	n/a	1	—

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

Regulatory Assets and Liabilities (All Registrants)

PPL Electric, LG&E, KU and RIE are subject to cost-based rate regulation. As a result, the effects of regulatory actions are required to be reflected in the financial statements. Assets and liabilities are recorded that result from the regulated ratemaking process that may not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in regulated customer rates. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. In certain cases, regulatory liabilities are recorded based on an understanding or agreement with the regulator that rates have been set to recover costs that are expected to be incurred in the future, and the regulated entity is accountable for any amounts charged pursuant to such rates and not yet expended for the intended purpose.

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

See Note 7 to the Financial Statements for regulatory assets and regulatory liabilities recorded at December 31, 2022 and 2021, as well as additional information on those regulatory assets and liabilities. All regulatory assets are either currently being recovered under specific rate orders, represent amounts that are expected to be recovered in future rates or benefit future periods based upon established regulatory practices.

Price Risk Management (PPL)

See "Financial Condition - Risk Management" above.

Goodwill Impairment (PPL, LG&E and KU)

Goodwill is tested for impairment at the reporting unit level. The reporting units of PPL include the Kentucky Regulated reporting unit, the Pennsylvania Regulated reporting unit, and the Rhode Island Regulated reporting unit. LG&E and KU are individually single operating and reportable segments and each are single reporting units. A goodwill impairment test is performed annually or more frequently if events or changes in circumstances indicate that the carrying amount of the reporting unit may be greater than the reporting unit's fair value.

Management assigned the assets acquired and liabilities assumed in the RIE acquisition to the Rhode Island Regulated reporting unit. For purposes of goodwill impairment testing, RIE goodwill of $1,586 million was assigned to PPL’s reporting units. To determine the amount of the RIE goodwill assigned to PPL’s reporting units, management calculated the fair value of the Kentucky Regulated and the Pennsylvania Regulated reporting units with-and-without the expected benefit to those reporting units. The difference in the fair values of the Kentucky Regulated and Pennsylvania Regulated reporting units with-and-without the expected benefit from the acquisition of RIE represents goodwill derived from the acquisition and was assigned to the respective reporting units. The remainder of the RIE goodwill was assigned to the Rhode Island Regulated reporting unit.

The fair value of a reporting unit is compared with the carrying value and an impairment charge is recognized if the carrying amount exceeds the fair value of the reporting unit.

PPL, for its reporting units, and individually LG&E and KU may elect either to initially make a qualitative evaluation about the likelihood of an impairment of goodwill or to bypass the qualitative evaluation and test goodwill for impairment using a quantitative test. See "Long-Lived and Intangible Assets - Asset Impairment (Excluding Investments)" in Note 1 to the Financial Statements for further discussion of goodwill impairment tests. See Note 19 to the Financial Statements for information on goodwill balances by reportable segment at December 31, 2022.

As of October 1, 2022, PPL, for its reporting units, and individually, LG&E and KU, elected to perform quantitative annual goodwill impairment tests. Management used both discounted cash flows and market multiples, which required significant assumptions, to estimate the fair value of reporting units. Significant assumptions used in these approaches included discount and growth rates, projected outcomes of future rate filings, projected operating and capital cash flows, and select market data. Projected operating and capital cash flows are based on the internal business plan, which assumes the occurrence of certain future events.

There were no indicators of impairment for any of the reporting units as the fair value of each of the reporting units significantly exceeded their carrying values.

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

See "Long-Lived and Intangible Assets - Asset Retirement Obligations" in Note 1, Note 7 and Note 20 to the Financial Statements for additional information on AROs.

At December 31, 2022, the total recorded balances and information on the most significant recorded AROs were as follows.

		Most Significant AROs
	Total ARO Recorded	Amount Recorded	% of Total	Description
LG&E	$86	$65	76	Ponds, landfills and natural gas mains
KU	82	55	67	Ponds and landfills

The most significant assumptions surrounding AROs are the forecasted retirement costs (including settlement dates and the timing of cash flows), discount and inflation rates. At December 31, 2022, a 10% increase to retirement cost would increase these ARO liabilities by $7 million at LG&E and $10 million at KU. A 0.25% decrease in the discount rate would increase these ARO liabilities by $5 million at LG&E and $1 million at KU and a 0.25% increase in the inflation rate would increase these ARO liabilities by $4 million at LG&E. There would be no significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability as a result of these changes in assumptions.

Revenue Recognition - Unbilled Revenues (All Registrants)

For RIE, LG&E and KU, revenues related to the sale of energy are recorded when service is rendered or when energy is delivered to customers. Because customers are billed on cycles which vary based on the timing of actual meter reads taken throughout the month, estimates are recorded for unbilled revenues at the end of each reporting period. Such unbilled revenue amounts reflect estimates of deliveries to customers since the date of the last reading of their meters. The unbilled revenue estimates reflect consideration of factors including daily load models, estimated usage for each customer class, the effect of current and different rate schedules, the meter read schedule, the billing schedule, actual weather data, and, where applicable, the impact of weather normalization or other regulatory provisions of rate structures.

For PPL Electric, unbilled revenues for a month are calculated by multiplying the actual unbilled volumes by the price per tariff. In the fourth quarter of 2022, PPL Electric estimated deliveries to customers due to a temporary technical system issue. These estimates took into consideration factors similar to those considered by RIE, LG&E and KU discussed above. The technical system issue has been resolved and unbilled revenues are expected to resume being calculated by multiplying the actual unbilled volumes by the price per tariff in the first quarter of 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and the Board of Directors of PPL Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PPL Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Regulatory Assets and Liabilities – Impact of Rate Regulation on Various Account Balances and Disclosures – Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
As discussed in Note 1 to the financial statements, the Company owns and operates four cost-based rate-regulated utilities for which rates are set by the Federal Energy Regulatory Commission (FERC), the Kentucky Public Service Commission (KPSC), the Virginia State Corporation Commission (VSCC), the Pennsylvania Public Utility Commission (PAPUC), and the Rhode Island Public Utilities Commission (RIPUC) to enable the regulated utilities to recover the costs of providing electric or gas services, as applicable, and to provide a reasonable return to shareholders. Base rates are generally established based on a future test period. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by generally accepted accounting principles and reflect the effects of regulatory actions. Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event as prescribed by the FERC, KPSC, VSCC, PAPUC, RIPUC, and Rhode Island Division of Public Utilities

and Carriers. The accounting for the economics of rate-regulation impacts various account balances, disclosures, including regulated utility plant, regulatory assets and liabilities, operating revenues, depreciation and income taxes. As of December 31, 2022, the Company had a recorded regulatory assets balance of $2,077 million and regulatory liabilities balance of $3,650 million.
The Company’s regulated utilities’ rates are subject to cost-based rate-setting processes and annual earnings oversight. Rates are established based on an analysis of the costs incurred and the regulated utility’s capital structure and must be approved by one or more federal or state regulatory commissions, including the FERC, KPSC, VSCC, PAPUC, RIPUC, and Rhode Island Division of Public Utilities and Carriers. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital, and the timing and amount of assets to be recovered by rates. The FERC, KPSC, VSCC, PAPUC, RIPUC, and Rhode Island Division of Public Utilities and Carriers regulation of rates is premised on the full recovery of prudently incurred costs and an adequate return on capital investments. Current and future regulatory decisions can impact the timing of future utility plant retirements, the rate of return earned on investments, and the timing and amounts of cost recovery. While the Company’s utilities have indicated that they expect to recover costs from customers through regulated rates, there is a risk that the FERC, KPSC, VSCC, PAPUC, RIPUC, and Rhode Island Division of Public Utilities and Carriers will not approve full recovery of such costs or approve recovery on a timely basis in future regulatory decisions.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the FERC, KPSC, VSCC, PAPUC, RIPUC, and Rhode Island Division of Public Utilities and Carriers included the following, among others:
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
•We obtained and read relevant regulatory orders issued by the FERC, KPSC, VSCC, PAPUC, RIPUC and Rhode Island Division of Public Utilities and Carriers for the Company’s regulated utilities and other public utilities, regulatory statutes, interpretations, procedural memorandums, filings made by intervening parties, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.
•We inquired of management about regulated utility plant that may be abandoned. We inspected minutes of the Board of Directors, other public information, regulatory orders, and other filings with the commissions to identify any evidence that could indicate utility plant may be abandoned.
•We evaluated the Company’s disclosures related to the impacts of rate-regulation, including the balances recorded and regulatory developments, in the financial statements.
Goodwill arising from Acquisition of Rhode Island Energy – Refer to Notes 1, 9 and 19 to the Financial Statements
Critical Audit Matter Description
The Company’s balance sheet includes $2,248 million of goodwill as of December 31, 2022, of which $1,586 million was recorded as a result of the acquisition of Rhode Island Energy (the "Acquisition") and assigned to the Company’s reporting units.
To determine the amount of goodwill from the Acquisition assigned to each of the Company’s reporting units, management calculated the fair value of the Kentucky Regulated and the Pennsylvania Regulated reporting units with-and-without the expected benefit to those reporting units from the Acquisition. The difference in the fair values of the Kentucky Regulated and Pennsylvania Regulated reporting units with-and-without the expected benefit from the Acquisition represents goodwill derived from the Acquisition and was assigned to the respective reporting units. The remainder of the goodwill from the Acquisition was assigned to the Rhode Island Regulated reporting unit.

We identified the assignment of goodwill from the Acquisition to the Company’s reporting units as a critical audit matter due to the significant judgments made by management to determine the amount assigned to each reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the assignment of goodwill to the Company’s reporting units.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the amount of goodwill from the Acquisition assigned to each of the Company’s reporting units based on management’s fair value calculation included the following, among others:
•We tested the effectiveness of management’s internal controls over their assignment of goodwill from the Acquisition to each reporting unit, including those over the determination of the fair value calculated based on a with-and-without expected benefit.
•We evaluated the reasonableness of management’s expected benefit by comparing to:
◦Historical results.
◦Internal communications to management and the board of directors.
◦Information included in the Company’s press releases as well as in analyst and industry reports for the Company.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the amount of goodwill from the Acquisition assigned to each reporting unit based on management’s fair value calculation by:
◦Testing the source information underlying the determination of discount and growth rates.
◦Testing the mathematical accuracy of the calculation.

/s/ Deloitte & Touche LLP

Morristown, New Jersey
February 17, 2023

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowner and the Board of Directors of PPL Electric Utilities Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PPL Electric Utilities Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Assets and Liabilities – Impact of Rate Regulation on Various Account Balances and Disclosures – Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
As discussed in Note 1 to the financial statements, PPL Electric Utilities Corporation (PPL Electric) is a cost-based rate-regulated utility for which rates are set by the Federal Energy Regulatory Commission (FERC) and the Pennsylvania Public Utility Commission (PAPUC) to enable the regulated utility to recover the costs of providing electric service and to provide a reasonable return to shareholders. Base rates are generally established based on a future test period. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by generally accepted accounting principles and reflect the effects of regulatory actions. Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event as prescribed by the FERC and PAPUC. The accounting for the economics of rate-regulation impacts various account balances and disclosures, including regulated utility plant, regulatory assets and liabilities, operating revenues, depreciation, and income taxes. As of December

31, 2022, PPL Electric had a recorded regulatory assets balance of $581 million and regulatory liabilities balance of $905 million.
PPL Electric’s regulated utility’s rates are subject to cost-based rate-setting processes and annual earnings oversight. Rates are established based on an analysis of the costs incurred and the regulated utility’s capital structure and must be approved by one or more federal or state regulatory commissions, including the FERC and PAPUC. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital, and the timing and amount of assets to be recovered by rates. The FERC and PAPUC regulation of rates is premised on the full recovery of prudently incurred costs and an adequate return on capital investments. Current and future regulatory decisions can impact the rate of return earned on investments and the timing and amounts of cost recovery. While PPL Electric has indicated that it expects to recover costs from customers through regulated rates, there is a risk that the FERC or PAPUC will not approve full recovery of such costs or approve recovery on a timely basis in future regulatory decisions.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the FERC and PAPUC included the following, among others:
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
•We obtained and read relevant regulatory orders issued by the FERC and PAPUC for PPL Electric and other public utilities in Pennsylvania, regulatory statutes, interpretations, procedural memorandums, filings made by intervening parties, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.
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
Morristown, New Jersey
February 17, 2023

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of Louisville Gas and Electric Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Louisville Gas and Electric Company (the “Company”) as of December 31, 2022 and 2021, the related statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Assets and Liabilities– Impact of Rate-Regulation on Various Account Balances and Disclosures – Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
As discussed in Note 1 to the financial statements, the Company is a cost-based rate-regulated utility for which rates are set by the Kentucky Public Service Commission (KPSC) and the Federal Energy Regulatory Commission (FERC) to enable the regulated utility to recover the costs of providing electric or gas services, as applicable, and to provide a reasonable return to shareholders. Base rates are generally established based on a future test period. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by generally accepted accounting principles and reflect the effects of regulatory actions. Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event as prescribed by the KPSC and FERC. The accounting for the economics of rate-regulation impacts various account balances and disclosures, including regulated utility plant, regulatory assets and liabilities, operating revenues, depreciation, and income taxes. As of December 31, 2022, the Company had a recorded regulatory assets balance of $396 million and regulatory liabilities balance of $840 million.

The Company’s regulated utility’s rates are subject to cost-based rate-setting processes and annual earnings oversight. Rates are established based on an analysis of the costs incurred and the regulated utility’s capital structure and must be approved by one or more federal or state regulatory commissions, including the KPSC and FERC. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. The KPSC and FERC regulation of rates is premised on the full recovery of prudently incurred costs and an adequate return on capital investments. Current and future regulatory decisions can impact the timing of future utility plant retirements, the rate of return earned on investments, and the timing and amounts of cost recovery. While the Company has indicated that it expects to recover costs from customers through regulated rates, there is a risk that the KPSC or FERC will not approve full recovery of such costs or approve recovery on a timely basis in future regulatory decisions.

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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the KPSC and FERC included the following, among others:
•We tested the effectiveness of management’s internal controls over evaluating the likelihood of recovery in future rates of costs deferred as regulatory assets. We tested the effectiveness of management's controls over the recognition of amounts as regulated utility plant, regulatory assets or liabilities, operating revenues, depreciation, income taxes, and note disclosures. We tested the effectiveness of management's internal controls over the monitoring and evaluation of regulatory developments that may affect the timing and amount of future utility plant retirements and the likelihood of recovering costs in future rates or of a future reduction in rates.
•We obtained and read relevant regulatory orders issued by the KPSC and FERC for the Company and other public utilities in Kentucky, regulatory statutes, interpretations, procedural memorandums, filings made by intervening parties, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.
•We inquired of management about regulated utility plant that may be abandoned. We inspected minutes of the board of directors, other public information, regulatory orders and other filings with the KPSC and FERC to identify any evidence that could indicate utility plant may be abandoned.
•We evaluated the Company’s disclosures related to the impacts of rate-regulation, including the balances recorded and regulatory developments.

/s/ Deloitte & Touche LLP

Louisville, Kentucky
February 17, 2023

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of Kentucky Utilities Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Kentucky Utilities Company (the “Company”) as of December 31, 2022 and 2021, the related statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Assets and Liabilities – Impact of Rate-Regulation on Various Account Balances and Disclosures – Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
As discussed in Note 1 to the financial statements, the Company is a cost-based rate-regulated utility for which rates are set by the Kentucky Public Service Commission (KPSC), the Virginia State Corporation Commission (VSCC), and the Federal Energy Regulatory Commission (FERC) to enable the regulated utility to recover the costs of providing electric service, as applicable, and to provide a reasonable return to shareholders. Base rates are generally established based on a future test period. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by generally accepted accounting principles and reflect the effects of regulatory actions. Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event as prescribed by the KPSC, VSCC, and FERC. The accounting for the economics of rate-regulation impacts various account balances and disclosures, including regulated utility plant, regulatory assets and liabilities, operating revenues, depreciation, and income taxes. As of December 31, 2022, the Company had a recorded regulatory assets balance of $474 million and regulatory liabilities balance of $1,035 million.
The Company’s regulated utility’s rates are subject to cost-based rate-setting processes and annual earnings oversight. Rates are established based on an analysis of the costs incurred and the regulated utility’s capital structure and must be approved by one or more federal or state regulatory commissions, including the KPSC, VSCC, and FERC. Regulatory decisions can have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. The KPSC, VSCC, and FERC regulation of rates is premised on the full recovery of prudently incurred costs and an adequate return on capital investments. Current and future regulatory decisions can impact the timing of future utility plant retirements, the rate of return earned on investments, and the timing and amounts of cost recovery. While the Company has indicated that it expects to recover costs from customers through regulated rates, there is a risk that the KPSC, VSCC, or FERC will not approve full recovery of such costs or approve recovery on a timely basis in future regulatory decisions.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the KPSC, VSCC, and FERC included the following, among others:
•We tested the effectiveness of management’s internal controls over evaluating the likelihood of recovery in future rates of costs deferred as regulatory assets. We tested the effectiveness of management’s controls over the recognition of amounts as regulated utility plant, regulatory assets or liabilities, operating revenues, depreciation, income taxes, and note disclosures. We tested the effectiveness of management’s internal controls over the monitoring and evaluation of regulatory developments that may affect the timing and amount of future utility plant retirements and the likelihood of recovering costs in future rates or of a future reduction in rates.
•We obtained and read relevant regulatory orders issued by the KPSC, VSCC, and FERC for the Company and other public utilities in Kentucky and Virginia, regulatory statutes, interpretations, procedural memorandums, filings made by intervening parties, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances. We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.
•We inquired of management about regulated utility plant that may be abandoned. We inspected minutes of the board of directors, other public information, regulatory orders and other filings with the KPSC, VSCC, and FERC to identify any evidence that could indicate utility plant may be abandoned.
•We evaluated the Company’s disclosures related to the impacts of rate-regulation, including the balances recorded and regulatory developments.

/s/ Deloitte & Touche LLP

Louisville, Kentucky
February 17, 2023

We have served as the Company’s auditor since 2015.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except share data)

	2022	2021	2020
Operating Revenues	$7,902	$5,783	$5,474

Operating Expenses
Operation
Fuel	931	710	632
Energy purchases	1,686	752	634
Other operation and maintenance	2,398	1,608	1,420
Depreciation	1,181	1,082	1,022
Taxes, other than income	332	207	180
Total Operating Expenses	6,528	4,359	3,888

Operating Income	1,374	1,424	1,586

Other Income (Expense) - net (Note 16)	54	15	2

Interest Expense	513	918	634

Income from Continuing Operations Before Income Taxes	915	521	954

Income Taxes	201	503	314

Income from Continuing Operations After Income Taxes	714	18	640

Income (Loss) from Discontinued Operations (net of income taxes) (Note 9)	42	(1,498)	829

Net Income (Loss)	$756	$(1,480)	$1,469

Earnings Per Share of Common Stock:
Basic
Income from Continuing Operations After Income Taxes	$0.97	$0.03	$0.83
Income (Loss) from Discontinued Operations (net of income taxes)	0.06	(1.96)	1.08
Net Income (Loss) Available to PPL Common Shareowners	$1.03	$(1.93)	$1.91

Diluted
Income from Continuing Operations After Income Taxes	$0.96	$0.03	$0.83
Income (Loss) from Discontinued Operations (net of income taxes)	0.06	(1.96)	1.08
Net Income (Loss) Available to PPL Common Shareowners	$1.02	$(1.93)	$1.91

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	736,027	762,902	768,590
Diluted	736,902	764,819	769,384

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2022	2021	2020
Net income (loss)	$756	$(1,480)	$1,469

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $0, ($123), $0	—	372	267
Qualifying derivatives, net of tax of $0, $11, $5	—	(39)	(19)
Equity investees' other comprehensive income (loss), net tax of $0, $0, $0	2	—	—
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0	(1)	—	(1)
Net actuarial gain (loss), net of tax of ($2), $1, $74	11	(1)	(341)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of ($1), ($5), ($8)	2	25	24
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1), ($1)	2	2	3
Net actuarial (gain) loss, net of tax of ($7), ($33), ($51)	17	126	205
Reclassifications from AOCI due to sale of the U.K. utility business - (gains) losses, net of tax expense (benefit):
Foreign currency translation adjustments, net of tax of $0, $140, $0	—	786	—
Qualifying derivatives, net of tax of $0, $0, $0	—	15	—
Defined benefit plans:
Prior service costs, net of tax of $0, ($2), $0	—	8	—
Net actuarial (gain) loss, net of tax of $0, ($798), $0	—	2,769	—
Total other comprehensive income (loss)	33	4,063	138

Comprehensive income	$789	$2,583	$1,607

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2022	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$756	$(1,480)	$1,469
Loss (income) from discontinued operations (net of income taxes)	(42)	1,498	(829)
Income from continuing operations (net of income taxes)	714	18	640
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,181	1,082	1,022
Amortization	52	39	58
Deferred income taxes and investment tax credits	179	87	169
Loss on sale of Safari Holdings	60	—	—
Impairment of solar panels	—	37	—
Loss on extinguishment of debt	—	395	—
Other	35	20	67
Change in current assets and current liabilities
Accounts receivable	(176)	(14)	(70)
Accounts payable	358	24	(1)
Unbilled revenues	(197)	(5)	3
Fuel, materials and supplies	(90)	(21)	(9)
Taxes payable	(80)	27	131
Regulatory assets and liabilities, net	(119)	52	(63)
Other	(88)	(41)	124
Other operating activities
Defined benefit plans - funding	(12)	(53)	(119)
Other assets	(126)	(111)	(59)
Other liabilities	39	8	(21)
Net cash provided by operating activities - continuing operations	1,730	1,544	1,872
Net cash provided by operating activities - discontinued operations	—	726	874
Net cash provided by operating activities	1,730	2,270	2,746
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(2,155)	(1,973)	(2,270)
Proceeds from sale of Safari Holdings, net of cash divested	146	—	—
Proceeds from sale of U.K. utility business, net of cash divested	—	10,560	—
Acquisition of Narragansett Electric, net of cash acquired	(3,660)	—	—
Other investing activities	15	(23)	4
Net cash provided by (used in) investing activities - continuing operations	(5,654)	8,564	(2,266)
Net cash provided by (used in) investing activities - discontinued operations	—	(607)	(992)
Net cash provided by (used in) investing activities	(5,654)	7,957	(3,258)
Cash Flows from Financing Activities
Issuance of long-term debt	850	650	1,848
Retirement of long-term debt	(264)	(4,606)	(975)
Payment of common stock dividends	(787)	(1,279)	(1,275)
Purchase of treasury stock	—	(1,003)	—
Issuance of term loan	—	—	300
Issuance of commercial paper	—	—	73
Retirement of term loan	—	(300)	—
Retirement of commercial paper	—	(73)	—
Net increase (decrease) in short-term debt	916	(726)	(43)
Other financing activities	(6)	(7)	171
Net cash provided by (used in) financing activities - continuing operations	709	(7,344)	99
Net cash provided by (used in) financing activities - discontinued operations	—	(411)	209
Contributions from discontinued operations	—	365	78
Net cash provided by (used in) financing activities	709	(7,390)	386
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash included in Discontinued Operations	—	8	17
Net (Increase) Decrease in Cash, Cash Equivalents and Restricted Cash included in Discontinued Operations	—	284	(108)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(3,215)	3,129	(217)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	3,572	443	660
Cash, Cash Equivalents and Restricted Cash at End of Period	$357	$3,572	$443

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$462	$191	$586
Income taxes - net	$163	$284	$4
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$269	$245	$257
 The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2022	2021
Assets
Current Assets
Cash and cash equivalents	$356	$3,571
Accounts receivable (less reserve: 2022, $87; 2021, $65)
Customer	896	583
Other	150	58
Unbilled revenues (less reserve: 2022, $6; 2021, $2)	552	307
Fuel, materials and supplies	443	322
Prepayments	92	60
Regulatory assets	258	64
Other current assets	77	42
Total Current Assets	2,824	5,007

Property, Plant and Equipment
Regulated utility plant	36,961	30,477
Less: accumulated depreciation - regulated utility plant	8,352	6,488
Regulated utility plant, net	28,609	23,989
Non-regulated property, plant and equipment	92	266
Less: accumulated depreciation - non-regulated property, plant and equipment	46	41
Non-regulated property, plant and equipment, net	46	225
Construction work in progress	1,583	1,256
Property, Plant and Equipment, net	30,238	25,470

Other Noncurrent Assets
Regulatory assets	1,819	1,236
Goodwill	2,248	716
Other intangibles	313	343
Other noncurrent assets (less reserve for accounts receivable: 2022, $2; 2021, $2)	395	451
Total Other Noncurrent Assets	4,775	2,746

Total Assets	$37,837	$33,223

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2022	2021
Liabilities and Equity
Current Liabilities
Short-term debt	$985	$69
Long-term debt due within one year	354	474
Accounts payable	1,201	679
Taxes	124	96
Interest	97	81
Dividends	166	305
Regulatory liabilities	238	182
Other current liabilities	624	437
Total Current Liabilities	3,789	2,323

Long-term Debt	12,889	10,666

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,007	3,151
Investment tax credits	117	119
Accrued pension obligations	206	183
Asset retirement obligations	138	157
Regulatory liabilities	3,412	2,422
Other deferred credits and noncurrent liabilities	361	479
Total Deferred Credits and Other Noncurrent Liabilities	7,241	6,511

Commitments and Contingent Liabilities (Notes 7 and 14)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,317	12,303
Treasury stock	(967)	(1,003)
Earnings reinvested	2,681	2,572
Accumulated other comprehensive loss	(124)	(157)
Total Shareowners' Common Equity	13,915	13,723
Noncontrolling interests	3	—
Total Equity	13,918	13,723

Total Liabilities and Equity	$37,837	$33,223

(a)1,560,000 shares authorized; 770,013 shares issued and 736,487 shares outstanding at December 31, 2022. 1,560,000 shares authorized; 769,890 shares issued and 735,112 shares outstanding at December 31, 2021.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Treasury Stock	Earnings reinvested	Accumulated other comprehensive loss	Noncontrolling interest	Total
December 31, 2019	767,233	$8	$12,214	$—	$5,127	$(4,358)	$—	$12,991
Common stock issued	1,674		51					51
Stock-based compensation			5					5
Net income (loss)					1,469			1,469
Dividends and dividend equivalents (b)					(1,279)			(1,279)
Other comprehensive income (loss)						138		138
Adoption of financial instrument credit losses guidance cumulative effect adjustment (Note 1)					(2)			(2)
December 31, 2020	768,907	$8	$12,270	$—	$5,315	$(4,220)	$—	$13,373

Common stock issued	983		29					29
Treasury stock	(34,778)			(1,003)				(1,003)
Stock-based compensation			4					4
Net income (loss)					(1,480)			(1,480)
Dividends and dividend equivalents (b)					(1,263)			(1,263)
Other comprehensive income (loss)						4,063		4,063
December 31, 2021	735,112	$8	$12,303	$(1,003)	$2,572	$(157)	$—	$13,723

Common stock issued	123		5					5
Treasury stock	1,252			36				36
Stock-based compensation			9					9
Net income (loss)					756			756
Dividends and dividend equivalents (b)					(647)			(647)
Preferred stock (Note 8)							3	3
Other comprehensive income (loss)						33		33
December 31, 2022	736,487	$8	$12,317	$(967)	$2,681	$(124)	$3	$13,918

(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock at December 31, 2022, 2021 and 2020 were: $0.875, $1.660 and $1.660.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2022	2021	2020
Operating Revenues	$3,030	$2,402	$2,331

Operating Expenses
Operation
Energy purchases	1,048	566	491
Other operation and maintenance	605	557	513
Depreciation	393	424	403
Taxes, other than income	149	120	107
Total Operating Expenses	2,195	1,667	1,514

Operating Income	835	735	817

Other Income (Expense) - net	30	21	18

Interest Income from Affiliate	5	5	2

Interest Expense	171	162	173

Income Before Income Taxes	699	599	664

Income Taxes	174	154	167

Net Income (a)	$525	$445	$497

(a)Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2022	2021	2020
Cash Flows from Operating Activities
Net income	$525	$445	$497
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	393	424	403
Amortization	22	19	26
Defined benefit plans expense (income)	(23)	(10)	(1)
Deferred income taxes and investment tax credits	91	79	83
Other	(11)	(19)	(5)
Change in current assets and current liabilities
Accounts receivable	(47)	(9)	(47)
Accounts payable	46	(3)	21
Unbilled revenues	(95)	(8)	13
Materials and supplies	(11)	(5)	(18)
Prepayments	(2)	(4)	(3)
Regulatory assets and liabilities, net	(59)	96	(40)
Taxes payable	5	14	4
Other	(19)	(1)	(10)
Other operating activities
Defined benefit plans - funding	—	(21)	(21)
Other assets	(47)	(12)	(28)
Other liabilities	(11)	(16)	10
Net cash provided by operating activities	757	969	884

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(886)	(898)	(1,145)
Expenditures for intangible assets	(2)	(6)	(9)
Net (increase) decrease in notes receivable from affiliate	499	(499)	—
Other investing activities	2	3	3
Net cash used in investing activities	(387)	(1,400)	(1,151)

Cash Flows from Financing Activities
Issuance of long-term debt	250	650	250
Retirement of long-term debt	(250)	(400)	—
Contributions from parent	—	1,075	940
Payment of common stock dividends to parent	(340)	(334)	(400)
Return of capital to parent	(170)	(574)	(745)
Net increase in short-term debt	145	—	—
Other financing activities	(1)	(5)	(2)
Net cash provided by (used in) financing activities	(366)	412	43

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	4	(19)	(224)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	21	40	264
Cash, Cash Equivalents and Restricted Cash at End of Period	$25	$21	$40

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest - net of amount capitalized	$164	$156	$158
Income taxes - net	$111	$64	$67
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$133	$118	$156

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2022	2021
Assets
Current Assets
Cash and cash equivalents	$25	$21
Accounts receivable (less reserve: 2022, $28; 2021, $31)
Customer	357	305
Other	12	22
Accounts receivable from affiliates	3	11
Notes receivable from affiliate	—	499
Unbilled revenues (less reserve: 2022, $2; 2021, $2)	224	129
Materials and supplies	69	61
Prepayments	34	13
Regulatory assets	13	22
Other current assets	22	21
Total Current Assets	759	1,104

Property, Plant and Equipment
Regulated utility plant	14,794	14,082
Less: accumulated depreciation - regulated utility plant	3,544	3,386
Regulated utility plant, net	11,250	10,696
Construction work in progress	593	581
Property, Plant and Equipment, net	11,843	11,277

Other Noncurrent Assets
Regulatory assets	568	488
Intangibles	269	270
Pension benefit asset	—	50
Other noncurrent assets (less reserve for accounts receivable: 2022, $2; 2021, $2)	126	113
Total Other Noncurrent Assets	963	921

Total Assets	$13,565	$13,302

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2022	2021
Liabilities and Equity
Current Liabilities
Short-term debt	$145	$—
Long-term debt due within one year	340	474
Accounts payable	480	367
Accounts payable to affiliates	16	56
Taxes	36	31
Interest	35	35
Regulatory liabilities	85	153
Other current liabilities	86	108
Total Current Liabilities	1,223	1,224

Long-term Debt	4,146	4,010

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,514	1,668
Regulatory liabilities	820	559
Other deferred credits and noncurrent liabilities	111	105
Total Deferred Credits and Other Noncurrent Liabilities	2,445	2,332

Commitments and Contingent Liabilities (Notes 7 and 14)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	4,084	4,254
Earnings reinvested	1,303	1,118
Total Equity	5,751	5,736

Total Liabilities and Equity	$13,565	$13,302

(a)170,000 shares authorized; 66,368 shares issued and outstanding at December 31, 2022 and December 31, 2021.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2019	66,368	$364	$3,558	$910	$4,832
Net income				497	497
Capital contributions from parent			940		940
Return of capital to parent			(745)		(745)
Dividends declared on common stock				(400)	(400)
December 31, 2020	66,368	$364	$3,753	$1,007	$5,124

Net income				445	445
Capital contributions from parent			1,075		1,075
Return of capital to parent			(574)		(574)
Dividends declared on common stock				(334)	(334)
December 31, 2021	66,368	$364	$4,254	$1,118	$5,736

Net income				525	525
Return of capital to parent			(170)		(170)
Dividends declared on common stock				(340)	(340)
December 31, 2022	66,368	$364	$4,084	$1,303	$5,751

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)

	2022	2021	2020
Operating Revenues
Retail and wholesale	$1,762	$1,545	$1,435
Electric revenue from affiliate	36	24	21
Total Operating Revenues	1,798	1,569	1,456

Operating Expenses
Operation
Fuel	346	265	246
Energy purchases	245	167	125
Energy purchases from affiliate	25	23	19
Other operation and maintenance	416	400	373
Depreciation	298	279	259
Taxes, other than income	48	46	40
Total Operating Expenses	1,378	1,180	1,062

Operating Income	420	389	394

Other Income (Expense) – net	4	(5)	(1)

Interest Expense	89	81	87

Income Before Income Taxes	335	303	306

Income Taxes	63	54	62

Net Income (a)	$272	$249	$244

(a)Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)

	2022	2021	2020
Cash Flows from Operating Activities
Net income	$272	$249	$244
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	298	279	259
Amortization	5	2	9
Defined benefit plans - expense	—	1	3
Deferred income taxes and investment tax credits	(6)	8	3
Other	4	—	—
Change in current assets and current liabilities
Accounts receivable	(19)	(11)	(3)
Accounts receivable from affiliates	(5)	(13)	4
Accounts payable	22	32	(18)
Accounts payable to affiliates	30	(4)	(5)
Unbilled revenues	(32)	(1)	(3)
Fuel, materials and supplies	(28)	(17)	4
Regulatory assets and liabilities, net	17	(23)	—
Taxes payable	7	2	(1)
Other	5	(18)	(3)
Other operating activities
Defined benefit plans - funding	(2)	(3)	(11)
Expenditures for asset retirement obligations	(13)	(27)	(20)
Other assets	(8)	2	(2)
Other liabilities	(4)	—	23
Net cash provided by operating activities	543	458	483
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(371)	(466)	(456)
Other investing activities	11	—	—
Net cash used in investing activities	(360)	(466)	(456)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	(324)	324	—
Issuance of long-term debt	300	—	—
Payment of common stock dividends to parent	(275)	(192)	(161)
Contributions from parent	90	74	103
Issuance of commercial paper	—	—	41
Retirement of commercial paper	—	(41)	—
Net increase (decrease) in short-term debt	110	(152)	(17)
Other financing activities	—	(3)	(1)
Net cash provided by (used in) financing activities	(99)	10	(35)
Net Increase (Decrease) in Cash and Cash Equivalents	84	2	(8)
Cash and Cash Equivalents at Beginning of Period	9	7	15
Cash and Cash Equivalents at End of Period	$93	$9	$7

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest - net of amount capitalized	$83	$77	$82
Income taxes - net	$57	$52	$63
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$43	$60	$60

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)

	2022	2021
Assets
Current Assets
Cash and cash equivalents	$93	$9
Accounts receivable (less reserve: 2022, $4; 2021, $3)
Customer	157	130
Other	13	25
Unbilled revenues (less reserve: 2022, $0; 2021, $0)	112	80
Accounts receivable from affiliates	37	31
Fuel, materials and supplies	166	137
Prepayments	13	14
Regulatory assets	23	33
Other current assets	2	2
Total Current Assets	616	461

Property, Plant and Equipment
Regulated utility plant	7,429	7,192
Less: accumulated depreciation - regulated utility plant	1,355	1,172
Regulated utility plant, net	6,074	6,020
Construction work in progress	268	242
Property, Plant and Equipment, net	6,342	6,262

Other Noncurrent Assets
Regulatory assets	373	337
Goodwill	389	389
Other intangibles	24	30
Other noncurrent assets	66	113
Total Other Noncurrent Assets	852	869

Total Assets	$7,810	$7,592

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)

	2022	2021
Liabilities and Equity
Current Liabilities
Short-term debt	$179	$69
Notes payable with affiliates	—	324
Accounts payable	165	163
Accounts payable to affiliates	60	31
Customer deposits	32	32
Taxes	41	34
Price risk management liabilities	1	1
Regulatory liabilities	7	21
Interest	15	15
Asset retirement obligations	13	10
Other current liabilities	46	37
Total Current Liabilities	559	737

Long-term Debt	2,307	2,006

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	771	751
Investment tax credits	31	32
Price risk management liabilities	6	17
Asset retirement obligations	73	74
Regulatory liabilities	833	818
Other deferred credits and noncurrent liabilities	64	78
Total Deferred Credits and Other Noncurrent Liabilities	1,778	1,770

Commitments and Contingent Liabilities (Notes 7 and 14)

Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	2,087	1,997
Earnings reinvested	655	658
Total Equity	3,166	3,079

Total Liabilities and Equity	$7,810	$7,592

(a)75,000 shares authorized; 21,294 shares issued and outstanding at December 31, 2022 and December 31, 2021.
The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2019	21,294	$424	$1,820	$518	$2,762
Net income				244	244
Capital contributions from parent			103		103
Cash dividends declared on common stock				(161)	(161)
December 31, 2020	21,294	$424	$1,923	$601	$2,948

Net income				249	249
Capital contributions from parent			74		74
Cash dividends declared on common stock				(192)	(192)
December 31, 2021	21,294	$424	$1,997	$658	$3,079

Net income				272	272
Capital contributions from parent			90		90
Cash dividends declared on common stock				(275)	(275)
December 31, 2022	21,294	$424	$2,087	$655	$3,166

(a)Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)

	2022	2021	2020
Operating Revenues
Retail and wholesale	$2,049	$1,803	$1,671
Electric revenue from affiliate	25	23	19
Total Operating Revenues	2,074	1,826	1,690

Operating Expenses
Operation
Fuel	585	445	386
Energy purchases	28	19	18
Energy purchases from affiliate	36	24	21
Other operation and maintenance	487	463	429
Depreciation	386	366	346
Taxes, other than income	45	41	37
Total Operating Expenses	1,567	1,358	1,237

Operating Income	507	468	453

Other Income (Expense) – net	8	4	3

Interest Expense	117	109	113

Income Before Income Taxes	398	363	343

Income Taxes	76	67	63

Net Income (a)	$322	$296	$280

(a)Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)

	2022	2021	2020
Cash Flows from Operating Activities
Net income	$322	$296	$280
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	386	366	346
Amortization	18	12	8
Defined benefit plans - expense (credit)	(4)	(3)	—
Deferred income taxes and investment tax credits	2	1	20
Other	3	(3)	(1)
Change in current assets and current liabilities
Accounts receivable	(16)	6	(13)
Accounts receivable from affiliates	—	1	(1)
Accounts payable	26	(12)	9
Accounts payable to affiliates	37	15	(16)
Unbilled revenues	(23)	6	(9)
Fuel, materials and supplies	(41)	1	6
Regulatory assets and liabilities, net	(19)	(22)	(26)
Taxes payable	7	(10)	2
Accrued interest	1	—	—
Other	(3)	(18)	(5)
Other operating activities
Defined benefit plans - funding	(1)	(1)	(3)
Expenditures for asset retirement obligations	(29)	(36)	(64)
Other assets	(1)	9	(2)
Other liabilities	(4)	—	12
Net cash provided by operating activities	661	608	543
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(547)	(560)	(510)
Other investing activities	—	4	3
Net cash used in investing activities	(547)	(556)	(507)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	(294)	294	—
Issuance of long-term debt	300	—	498
Retirement of long-term debt	—	—	(500)
Payment of common stock dividends to parent	(296)	(250)	(200)
Contributions from parent	84	100	128
Issuance of commercial paper	—	—	32
Retirement of commercial paper	—	(32)	—
Net increase (decrease) in short-term debt	101	(171)	21
Other financing activities	(1)	(2)	(5)
Net cash used in financing activities	(106)	(61)	(26)
Net Increase (Decrease) in Cash and Cash Equivalents	8	(9)	10
Cash and Cash Equivalents at Beginning of Period	13	22	12
Cash and Cash Equivalents at End of Period	$21	$13	$22

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest - net of amount capitalized	$112	$105	$109
Income taxes - net	$78	$72	$44
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$56	$67	$40

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)

	2022	2021
Assets
Current Assets
Cash and cash equivalents	$21	$13
Accounts receivable (less reserve: 2022, $3; 2021, $3)
Customer	158	144
Other	13	12
Unbilled revenues (less reserve: 2022, $0; 2021, $0)	114	91
Fuel, materials and supplies	167	124
Prepayments	14	15
Regulatory assets	32	9
Other current assets	1	2
Total Current Assets	520	410

Property, Plant and Equipment
Regulated utility plant	9,515	9,219
Less: accumulated depreciation - regulated utility plant	2,201	1,929
Regulated utility plant, net	7,314	7,290
Construction work in progress	522	378
Property, Plant and Equipment, net	7,836	7,668

Other Noncurrent Assets
Regulatory assets	442	411
Goodwill	607	607
Other intangibles	21	23
Other noncurrent assets	116	153
Total Other Noncurrent Assets	1,186	1,194

Total Assets	$9,542	$9,272

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)

	2022	2021
Liabilities and Equity
Current Liabilities
Short-term debt	$101	$—
Notes payable with affiliates	—	294
Long-term debt due within one year	13	—
Accounts payable	123	108
Accounts payable to affiliates	101	64
Customer deposits	33	32
Taxes	26	19
Regulatory liabilities	6	8
Interest	19	18
Asset retirement obligations	26	22
Other current liabilities	51	47
Total Current Liabilities	499	612

Long-term Debt	2,907	2,618

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	896	865
Investment tax credits	85	87
Asset retirement obligations	56	83
Regulatory liabilities	1,029	1,045
Other deferred credits and noncurrent liabilities	32	34
Total Deferred Credits and Other Noncurrent Liabilities	2,098	2,114

Commitments and Contingent Liabilities (Notes 7 and 14)

Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	3,041	2,957
Earnings reinvested	689	663
Total Equity	4,038	3,928

Total Liabilities and Equity	$9,542	$9,272

(a)     80,000 shares authorized; 37,818 shares issued and outstanding at December 31, 2022 and December 31, 2021.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Kentucky Utilities Company
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2019	37,818	$308	$2,729	$537	$3,574
Net income				280	280
Capital contributions from parent			128		128
Cash dividends declared on common stock				(200)	(200)
December 31, 2020	37,818	$308	$2,857	$617	$3,782

Net income				296	296
Capital contributions from parent			100		100
Cash dividends declared on common stock				(250)	(250)
December 31, 2021	37,818	$308	$2,957	$663	$3,928

Net income				322	322
Capital contributions from parent			84		84
Cash dividends declared on common stock				(296)	(296)
December 31, 2022	37,818	$308	$3,041	$689	$4,038

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

Business and Consolidation

(PPL)

PPL is a utility holding company that, through its regulated subsidiaries, is primarily engaged in: 1) the generation, transmission, distribution and sale of electricity and the distribution and sale of natural gas, primarily in Kentucky; 2) the transmission, distribution and sale of electricity in Pennsylvania; and 3) the transmission, distribution and sale of electricity and the distribution and sale of natural gas in Rhode Island. Headquartered in Allentown, PA, PPL's principal subsidiaries are LG&E, KU, RIE and PPL Electric. PPL's corporate level financing subsidiary is PPL Capital Funding.

On March 17, 2021, PPL WPD Limited entered into a share purchase agreement to sell PPL's U.K. utility business, which prior to its sale substantially represented PPL's U.K. Regulated segment, to a subsidiary of National Grid plc. The sale was completed on June 14, 2021. The results of operations of the U.K. utility business are classified as Discontinued Operations on PPL's Statements of Income for all periods presented. PPL has elected to separately report the cash flows of continuing and discontinued operations on the Statements of Cash Flows for all periods presented. Unless otherwise noted, the notes to these financial statements exclude amounts related to discontinued operations. See Note 9 for additional information.

On May 25, 2022, PPL Rhode Island Holdings, a wholly owned subsidiary of PPL, acquired 100% of the outstanding shares of common stock of Narragansett Electric from National Grid U.S., a subsidiary of National Grid plc. Narragansett Electric, whose service area covers substantially all of Rhode Island, is primarily engaged in the transmission, distribution and sale of electricity and the distribution and sale of natural gas. The results of Narragansett Electric are included in the consolidated results of PPL from the date of the acquisition. Following the closing of the acquisition, Narragansett Electric provides services doing business under the name Rhode Island Energy (RIE). See Note 9 for additional information.

(PPL and PPL Electric)

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

Regulation

(All Registrants)

PPL Electric, RIE, LG&E and KU are cost-based rate-regulated utilities for which rates are set by regulators to enable PPL Electric, RIE, LG&E and KU to recover the costs of providing electric or gas service, as applicable, and to provide a reasonable return to shareholders. Base rates are generally established based on a future test period. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by GAAP and reflect the effects of regulatory actions. Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. In certain cases, regulatory liabilities are recorded based on an understanding or agreement with the regulator that rates have been set to recover expected future costs, and the regulated entity is accountable for any amounts charged pursuant to such rates and not yet expended for the intended purpose. The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event as prescribed by the FERC or the applicable state regulatory commissions. See Note 7 for additional details regarding regulatory matters.

Accounting Records

The system of accounts for regulated entities is maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the applicable state regulatory commissions.

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

Price Risk Management

(All Registrants)

Interest rate contracts are used to hedge exposure to changes in the fair value of debt instruments and to hedge exposure to variability in expected cash flows associated with existing floating-rate debt instruments or forecasted fixed-rate issuances of debt. Derivative instruments pursuant to regulator approved plans to manage commodity price risk associated with natural gas purchases to reduce fluctuations in natural gas prices and costs associated with these derivatives instruments are generally recoverable through approved cost recovery mechanism. Similar derivatives may receive different accounting treatment, depending on management's intended use and documentation.

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

(PPL)

Processes exist that allow for subsequent review and validation of contract information as it relates to interest rate derivatives and commodity gas contracts. The accounting department provides the treasury department with guidelines on appropriate accounting classifications for various contract types and strategies. Examples of accounting guidelines provided to the treasury department staff include, but are not limited to:

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

(All Registrants)

Derivative transactions may be marked to fair value through regulatory assets/liabilities at PPL Electric, RIE, LG&E and KU, if approved by the appropriate regulatory body. These transactions generally include the effect of interest rate swaps or commodity gas contracts that are included in customer rates.

(PPL and PPL Electric)

To meet their obligations as last resort providers to their customers, PPL Electric and RIE have entered into certain contracts that meet the definition of a derivative. However, NPNS has been elected for these contracts.

(All Registrants)

See Notes 17 and 18 for additional information on derivatives.

Revenue (All Registrants)

Operating revenues are primarily recorded based on energy deliveries through the end of each calendar month. Unbilled retail revenues result because customers' bills are rendered throughout the month, rather than at the end of the month. For RIE, LG&E and KU, unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh or Mcf by the estimated average cents per kWh or Mcf. Any difference between estimated and actual revenues is adjusted the following month when the previous unbilled estimate is reversed and actual billings occur. For PPL Electric, unbilled revenues for a month are calculated by multiplying the actual unbilled volumes by the price per tariff. In the fourth quarter of 2022, PPL Electric estimated deliveries to customers due to a temporary technical system issue. The issue has been resolved and unbilled revenues are expected to resume being calculated by multiplying the actual unbilled volumes by the price per tariff in the first quarter of 2023.

PPL Electric's, RIE's, LG&E's and KU's base rates are determined based on cost of service. Some regulators have also authorized the use of additional alternative revenue programs, which enable PPL Electric, RIE, LG&E and KU to adjust future rates based on past activities or completed events. Revenues from alternative revenue programs are recognized when the specific events permitting future billings have occurred. Revenues from alternative revenue programs are required to be presented separately from revenues from contracts with customers. These amounts are, however, presented as revenues from contracts with customers, with an offsetting adjustment to alternative revenue program revenue, when they are billed to customers in future periods. See Note 3 for additional information.

Financing and Other Receivables

(All Registrants)

Accounts receivable are reported on the Balance Sheets at the gross outstanding amount adjusted for an allowance for doubtful accounts. Financing receivables include accounts receivable, with the exception of those items within accounts receivable that are not subject to the current expected credit loss model.

Financing receivable collectability is evaluated using a current expected credit loss model, consisting of a combination of factors, including past due status based on contractual terms, trends in write-offs and the age of the receivable. Specific events, such as bankruptcies, are also considered when applicable. The Registrants also evaluate the impact of observable external factors on the collectability of the financing receivables to determine if adjustments to the allowance for doubtful accounts should be made based on current conditions or reasonable and supportable forecasts. Adjustments to the allowance for doubtful accounts are made based on the results of these analyses. Accounts receivable are written off in the period in which the receivable is deemed uncollectible.

PPL Electric, RIE, LG&E and KU have identified one class of financing receivables, “accounts receivable - customer”, which includes financing receivables for all billed and unbilled sales with customers. All other financing receivables are classified as other.

(PPL and PPL Electric)

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

(All Registrants)

The changes in the allowance for doubtful accounts are included in the following table. Amounts relate to financing receivables, except as noted.

			Additions
	Balance at Beginning of Period		Charged to Income	Deductions (b)	Balance at End of Period
PPL
2022	$69		$78	$52	$95	(d)
2021	73		26	30	69	(d)
2020 (a)	58	(a)	28	13	73	(d)

PPL Electric
2022	$35		$27	$29	$33	(c)
2021	41		13	19	35	(c)
2020	30	(a)	19	8	41	(c)

LG&E
2022	$3		$6	$5	$4
2021	3		4	4	3
2020	1		4	2	3

KU
2022	$3		$6	$6	$3
2021	2		8	7	3
2020	1		4	3	2

(a)Adjusted for $2 million cumulative-effect adjustment upon adoption of current expected credit loss guidance.
(b)Primarily related to uncollectible accounts written off.
(c)Includes $3 million related to other accounts receivables at December 31, 2022, 2021 and 2020.
(d)Includes $36 million, $32 million and $30 million related to other accounts receivables at December 31, 2022, 2021 and 2020.

Cash

(All Registrants)

Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

(PPL)

Restricted Cash and Cash Equivalents

Bank deposits and other cash equivalents that are restricted by agreement or that have been clearly designated for a specific purpose are classified as restricted cash and cash equivalents. On the Balance Sheets, the current portion of restricted cash and cash equivalents is included in "Other current assets," while the noncurrent portion is included in "Other noncurrent assets." See Note 17 for a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the Balance Sheets to the amounts shown on the Statements of Cash Flows.

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

AFUDC is capitalized at PPL Electric and RIE as part of the construction costs for cost-based rate-regulated projects for which a return on such costs is recovered after the project is placed in service. The debt component of AFUDC is credited to "Interest Expense" and the equity component is credited to "Other Income (Expense) - net" on the Statements of Income. AFUDC capitalized at LG&E and KU is generally not significant because a return is provided on construction work in progress.

(PPL and PPL Electric)

RIE and PPL Electric capitalize interest costs as part of construction costs. Capitalized interest, including the debt component of AFUDC, for the years ended December 31 is as follows:

	2022	2021	2020
PPL	$7	$6	$7
PPL Electric	5	6	7

Depreciation (All Registrants)

Depreciation is recorded over the estimated useful lives of property using various methods including the straight-line, composite and group methods. When a component of PP&E that was depreciated under the composite or group method is retired, the original cost is charged to accumulated depreciation. When all or a significant portion of an operating unit that was depreciated under the composite or group method is retired or sold, the property and the related accumulated depreciation account is reduced and any gain or loss is included in income, unless otherwise required by regulators. RIE, LG&E and KU accrue costs of removal net of estimated salvage value through depreciation, which is included in the calculation of customer rates over the assets' depreciable lives in accordance with regulatory practices. Cost of removal amounts accrued through depreciation rates are accumulated as a regulatory liability until the removal costs are incurred. For LG&E and KU, all ARO depreciation expenses are reclassified to a regulatory asset or regulatory liability. See "Asset Retirement Obligations" below and Note 7 for additional information. PPL Electric records net costs of removal when incurred as a regulatory asset. The regulatory asset is subsequently amortized through depreciation over a five-year period, which is recoverable in customer rates in accordance with regulatory practices.

Following are the weighted-average annual rates of depreciation, for regulated utility plant, for the years ended December 31:

	2022	2021	2020
PPL	3.21%	3.61%	3.53%
PPL Electric	2.75%	3.05%	2.99%
LG&E	4.16%	3.99%	4.00%
KU	4.01%	4.17%	4.00%

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

Goodwill recognized upon the acquisition of Narragansett Electric was assigned for impairment testing by PPL to its reporting units expected to benefit from the acquisition, which were the Rhode Island Regulated reporting unit, the Pennsylvania Regulated reporting unit and the Kentucky Regulated reporting unit. See Note 9 for additional information regarding the acquisition.

PPL, for its reporting units, and individually LG&E and KU may elect either to initially make a qualitative evaluation about the likelihood of an impairment of goodwill or to bypass the qualitative evaluation and test goodwill for impairment using a quantitative test. If the qualitative evaluation (referred to as step zero) is elected and the assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, the quantitative impairment test is not necessary. However, the quantitative impairment test is required if management concludes it is more likely than not that the fair value of a reporting unit is less than the carrying amount based on the step zero assessment. If the carrying amount of the reporting unit, including goodwill, exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

As of October 1, 2022, PPL, for its reporting units, and individually, LG&E and KU, elected to perform quantitative annual goodwill impairment tests. There were no indicators of impairment for any of the reporting units as the fair value of each of the reporting units significantly exceeded their carrying values.

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

Compensation and Benefits

Defined Benefits (All Registrants)

Certain PPL subsidiaries sponsor various defined benefit pension and other postretirement plans. An asset or liability is recorded to recognize the funded status of all defined benefit plans with an offsetting entry to AOCI or, for LG&E, KU, RIE and PPL Electric, to regulatory assets or liabilities. Consequently, the funded status of all defined benefit plans is fully recognized on the Balance Sheets.

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

Stock-Based Compensation (PPL and PPL Electric)

PPL has several stock-based compensation plans for purposes of granting stock options, restricted stock, restricted stock units and performance units to certain employees as well as stock units and restricted stock units to directors. PPL grants most stock-based compensation awards in the first quarter of each year. PPL and its subsidiaries recognize compensation expense for stock-based compensation awards based on the fair value method. Forfeitures of awards are recognized when they occur. See Note 11 for a discussion of stock-based compensation. All awards are recorded as equity or a liability on the Balance Sheets. Stock-based compensation expense is primarily included in "Other operation and maintenance" on the Statements of Income.

Taxes

Income Taxes

(All Registrants)

PPL and its domestic subsidiaries file a consolidated U.S. federal income tax return.

Significant management judgment is required in developing the Registrants' provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken on tax returns and valuation allowances on deferred tax assets.

The Registrants use a two-step process to evaluate tax positions. The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained. This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position. The second step requires an entity to recognize in its financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion. The benefit recognized is measured at the largest amount of benefit that has a likelihood of realization upon settlement that exceeds 50%. Unrecognized tax benefits are classified as current to the extent management expects to settle the uncertain tax position by payment or receipt of cash within one year of the reporting date. The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements of the Registrants in future periods. At December 31, 2022, no significant changes in unrecognized tax benefits were projected over the next 12 months.

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

At December 31, the following intercompany tax receivables (payables) were recorded:

	2022	2021
PPL Electric	$2	$(4)
LG&E	(6)	4
KU	4	1

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

Fuel, Materials and Supplies

Fuel, natural gas stored underground and materials and supplies are valued using the average cost method. Fuel costs for electricity generation are charged to expense as used. For RIE, natural gas supply costs are charged to expense when delivered to customers. For LG&E, natural gas supply costs are charged to expense as delivered to the distribution system. See Note 7 for further discussion of the fuel adjustment clauses and gas supply clause.

"Fuel, materials and supplies" on the Balance Sheets consisted of the following at December 31:

	2022
	PPL	PPL Electric	LG&E	KU
Fuel	$125	$—	$44	$81
Natural gas stored underground	91	—	68	—
Materials and supplies	227	69	54	86
Total	$443	$69	$166	$167

	2021
	PPL	PPL Electric	LG&E	KU
Fuel	$90	$—	$32	$58
Natural gas stored underground	54	—	54	—
Materials and supplies	178	61	51	66
Total	$322	$61	$137	$124

(PPL)

Renewable Energy Standard Obligation

Purchased Renewable Energy Certificates (RECs) are stated at cost and are used to measure compliance with state renewable energy standards. RECs support new renewable generation standards and are held primarily to be utilized in fulfillment of RIE’s compliance obligations.

(All Registrants)

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

(PPL)

Treasury Stock

PPL generally restores all shares of common stock acquired to authorized but unissued shares of common stock upon or soon after acquisition. In connection with its share repurchases in 2021, PPL has not yet returned these shares to authorized but unissued shares; it intends to retain some portion of these shares as Treasury stock to use in connection with certain compensation plans.

2. Segment and Related Information

(PPL)

PPL is organized into three segments: Kentucky Regulated, Pennsylvania Regulated, and Rhode Island Regulated. PPL's segments are segmented by geographic location.

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

The Rhode Island Regulated segment includes the regulated electricity transmission and distribution and natural gas distribution operations of RIE, which was acquired on May 25, 2022.

"Corporate and Other" primarily includes financing and other costs incurred at the corporate level that have not been allocated or assigned to the segments, as well as certain non-recoverable costs resulting from commitments made to the Rhode Island Division of Public Utilities and Carriers and the Attorney General of the State of Rhode Island in conjunction with the acquisition of Narragansett Electric.

As a result of the June 14, 2021 sale of the U.K. utility business, PPL determined segment information for the U.K. Regulated segment would no longer be provided beginning with the March 31, 2021 Form 10-Q. See Note 9 for additional information.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the years ended December 31 are as follows:

	2022	2021	2020
Operating Revenues from external customers (a)
Kentucky Regulated	$3,811	$3,348	$3,106
Pennsylvania Regulated	3,030	2,402	2,330
Rhode Island Regulated	1,038	—	—
Corporate and Other	23	33	38
Total	$7,902	$5,783	$5,474

Depreciation
Kentucky Regulated	$685	$647	$606
Pennsylvania Regulated	393	424	403
Rhode Island Regulated	92	—	—
Corporate and Other	11	11	13
Total	$1,181	$1,082	$1,022

Amortization (b)
Kentucky Regulated	$23	$15	$19
Pennsylvania Regulated	22	19	26
Rhode Island Regulated	2	—	—
Corporate and Other	5	5	13
Total	$52	$39	$58

	2022	2021	2020

Interest Expense (c)
Kentucky Regulated	$262	$249	$300
Pennsylvania Regulated	171	162	172
Rhode Island Regulated	39	—	—
Corporate and Other (d)	41	507	162
Total	$513	$918	$634

Income Before Income Taxes
Kentucky Regulated	$621	$562	$516
Pennsylvania Regulated	699	599	664
Rhode Island Regulated	(58)	—	—
Corporate and Other	(347)	(640)	(226)
Total	$915	$521	$954

Income Taxes (e)
Kentucky Regulated	$114	$94	$98
Pennsylvania Regulated	174	154	167
Rhode Island Regulated	(14)	—	—
Corporate and Other	(73)	255	49
Total	$201	$503	$314

Deferred income taxes and investment tax credits (f)
Kentucky Regulated	$6	$272	$64
Pennsylvania Regulated	91	79	82
Rhode Island Regulated	39	—	—
Corporate and Other	43	(264)	23
Total	$179	$87	$169

Net Income
Kentucky Regulated	$507	$468	$418
Pennsylvania Regulated	525	445	497
Rhode Island Regulated	(44)	—	—
Corporate and Other (d)	(274)	(895)	(275)
Discontinued Operations	42	(1,498)	829
Total	$756	$(1,480)	$1,469

(a)See Note 1 and Note 3 for additional information on Operating Revenues.
(b)Represents non-cash expense items that include amortization of operating lease right-of-use assets, regulatory assets and liabilities, debt discounts and premiums and debt issuance costs.
(c)Beginning in 2021, corporate level financing costs are no longer allocated to the reportable segments and are being reported in Corporate and Other. For the year ended December 31, 2020, corporate level financing costs of $32 million, net of $8 million of income taxes, were allocated to the Kentucky Regulated segment. For the year ended December 31, 2020, an immaterial amount of financing costs was allocated to the Pennsylvania Regulated segment.
(d)2021 includes losses from the extinguishment of PPL Capital Funding debt. See Note 8 for additional information.
(e)Represents both current and deferred income taxes, including investment tax credits.
(f)Represents a non-cash expense item that is also included in "Income Taxes."

Cash Flow data for the segments and reconciliation to PPL's consolidated results for the years ended December 31 are as follows:

	2022	2021	2020
Expenditures for long-lived assets
Kentucky Regulated	$917	$1,026	$966
Pennsylvania Regulated	889	904	1,154
Rhode Island Regulated	268	—	—
Corporate and Other	84	49	158
Total	$2,158	$1,979	$2,278

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated results as of:

	As of December 31,
	2022	2021
Total Assets
Kentucky Regulated	$16,904	$16,360
Pennsylvania Regulated	13,565	13,336
Rhode Island Regulated	6,081	—
Corporate and Other (a)	1,287	3,527
Total	$37,837	$33,223

(a)Primarily consists of unallocated items, including cash, PP&E, goodwill, and the elimination of inter-segment transactions.

Beginning on January 1, 2023, the Kentucky Regulated segment will consist primarily of the regulated electricity generation, transmission and distribution operations conducted by LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. Prior to January 1, 2023, the Kentucky Regulated segment also included the financing activities of LKE. The financing activity of LKE will be presented in Corporate and Other beginning on January 1, 2023. As a result of this change, beginning on January 1, 2023, PPL’s segments will consist of the regulated operations of Kentucky, Pennsylvania and Rhode Island and will exclude any incremental financing activities of holding companies, which Management believes is a more meaningful presentation as it provides information on the core regulated operations of PPL.

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

Distribution Revenue

PPL Electric provides distribution services to residential, commercial, industrial, municipal and governmental end users of energy. PPL Electric satisfies its performance obligation to its distribution customers and revenue is recognized over-time as electricity is delivered and simultaneously consumed by the customer. The amount of revenue recognized is the volume of electricity delivered during the period multiplied by the price per tariff, plus a monthly fixed charge. This method of recognition fairly presents PPL Electric's transfer of electric service to the customer as the calculation is based on volumes delivered, and the price per tariff and the monthly fixed charge are set by the PAPUC. Customers are typically billed monthly and outstanding amounts are normally due within 21 days of the date of the bill.

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

Distribution revenue also includes estimated unbilled amounts, which represent the estimated amounts due from retail customers as a result of customer's bills rendered throughout the month, rather than bills being rendered at the end of the month. Unbilled revenues are determined based on estimated unbilled sales volumes and then applying tariff rates to those volumes. Any difference between estimated and actual revenues is adjusted the following month when the previous unbilled estimate is reversed and actual billings occur. This method of recognition fairly presents RIE's transfer of electricity and natural gas to the customer as the amount recognized is based on actual and estimated volumes delivered and the tariff rate per unit of energy and any applicable fixed charges or regulatory mechanisms as approved by the respective regulatory body.

Certain customers have the option to obtain electricity or natural gas from other suppliers. In those circumstances, revenue is only recognized for providing delivery of the commodity to the customer.

Transmission Revenue

RIE’s transmission services are regulated by the FERC and coordinated with ISO – New England (ISO-NE). Additionally, RIE makes available its transmission facilities to NEP, for operation and control pursuant to an integrated facilities agreement, Service Agreement No. 23 (Integrated Facilities Agreement or IFA). As of December 31, 2022 these integrated facilities agreements have concluded as RIE is a transmission operator. These revenues arise under tariff/rate agreements and are collected primarily from RIE’s distribution customers. The revenue is recognized over-time as transmission services are provided and consumed. This method of recognition fairly presents RIE’s transfer of transmission services as the daily rate is set by a FERC-approved formula-based rate.

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

(All Registrants)

The following table reconciles "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the years ended December 31:

	2022
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$7,902	$3,030	$1,798	$2,074
Revenues derived from:
Alternative revenue programs (b)	(92)	(56)	9	5
Other (c)	(24)	(14)	(6)	(4)
Revenues from Contracts with Customers	$7,786	$2,960	$1,801	$2,075

	2021
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$5,783	$2,402	$1,569	$1,826
Revenues derived from:
Alternative revenue programs (b)	77	83	(3)	(3)
Other (c)	(22)	(3)	(8)	(9)
Revenues from Contracts with Customers	$5,838	$2,482	$1,558	$1,814

	2020
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$5,474	$2,331	$1,456	$1,690
Revenues derived from:
Alternative revenue programs (b)	(24)	(12)	(8)	(4)
Other (c)	(21)	(3)	(7)	(10)
Revenues from Contracts with Customers	$5,429	$2,316	$1,441	$1,676

(a)PPL includes $1,038 million for the twelve months ended December 31, 2022 of revenues from external customers reported by the Rhode Island Regulated segment. PPL Electric represents revenues from external customers reported by the Pennsylvania Regulated segment and LG&E and KU, net of intercompany power sales and transmission revenues, represent revenues from external customers reported by the Kentucky Regulated segment. See Note 2 for additional information.
(b)This line item shows the over/under collection of rate mechanisms deemed alternative revenue programs with over-collections of revenue shown as positive amounts in the table above and under collections as negative amounts. For PPL Electric, revenue in 2022 includes $74 million related to the amortization of the regulatory liability primarily recorded in 2021 for a reduction in the transmission formula rate return on equity that is reflected in rates in 2022. Revenue in 2021 was reduced by $78 million for a reduction in the transmission formula rate return on equity. See Note 7 for additional information.
(c)Represents additional revenues outside the scope of revenues from contracts with customers such as leases and other miscellaneous revenues.

The following table shows revenues from contracts with customers disaggregated by customer class for the years ended December 31:

	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2022
PA Regulated	$1,647	$491	$85	$54	$—	$—	$683	$2,960
RI Regulated	299	101	9	478	—	—	101	988
KY Regulated	1,637	1,068	662	323	28	97	—	3,815
Corp and Other	—	—	—	23	—	—	—	23
Total PPL	$3,583	$1,660	$756	$878	$28	$97	$784	$7,786

2021
PA Regulated	$1,299	$350	$53	$50	$—	$—	$730	$2,482
RI Regulated	—	—	—	—	—	—	—	—
KY Regulated	1,416	928	586	305	24	66	—	3,325
Corp and Other	—	—	—	31	—	—	—	31
Total PPL	$2,715	$1,278	$639	$386	$24	$66	$730	$5,838

2020
PA Regulated	$1,238	$314	$44	$50	$—	$—	$670	$2,316
RI Regulated	—	—	—	—	—	—	—	—
KY Regulated	1,347	871	538	261	20	40	—	3,077
Corp and Other	—	—	—	36	—	—	—	36
Total PPL	$2,585	$1,185	$582	$347	$20	$40	$670	$5,429

PPL Electric
2022	$1,647	$491	$85	$54	$—	$—	$683	$2,960
2021	$1,299	$350	$53	$50	$—	$—	$730	$2,482
2020	$1,238	$314	$44	$50	$—	$—	$670	$2,316

LG&E
2022	$835	$551	$199	$141	$—	$75	$—	$1,801
2021	$711	$473	$180	$145	$—	$49	$—	$1,558
2020	$676	$444	$173	$114	$—	$34	$—	$1,441

KU
2022	$802	$517	$463	$182	$28	$83	$—	$2,075
2021	$705	$455	$406	$160	$24	$64	$—	$1,814
2020	$671	$427	$365	$147	$20	$46	$—	$1,676
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

Contract receivables from customers are primarily included in "Accounts receivable - Customer" and "Unbilled revenues" on the Balance Sheets.

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the year ended December 31:

	2022	2021	2020
PPL(a)	$70	$22	$25
PPL Electric	21	10	17
LG&E	6	4	4
KU	6	8	4
(a)Includes $23 million for the twelve months ended December 31, 2022 related to the commitment to forgive customer arrearages for low-income and protected residential customers at RIE. See Note 9 for additional information.

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers:

	PPL	PPL Electric	LG&E	KU
Contract liabilities as of December 31, 2022	$34	$23	$5	$6
Contract liabilities as of December 31, 2021	42	25	6	6
Revenue recognized during the year ended December 31, 2022 that was included in the contract liability balance at December 31, 2021	25	12	6	6

Contract liabilities as of December 31, 2021	$42	$25	$6	$6
Contract liabilities as of December 31, 2020	40	23	5	6
Revenue recognized during the year ended December 31, 2021 that was included in the contract liability balance at December 31, 2020	24	11	5	6

Contract liabilities as of December 31, 2020	$40	$23	$5	$6
Contract liabilities as of December 31, 2019	37	21	5	4
Revenue recognized during the year ended December 31, 2020 that was included in the contract liability balance at December 31, 2019	22	9	5	4

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

4. Preferred Securities

(PPL)

PPL is authorized to issue up to 10 million shares of preferred stock. No PPL preferred stock was issued or outstanding in 2022, 2021 or 2020.

RIE has $3 million of outstanding preferred stock. See Note 8 for additional information.

(PPL Electric)

PPL Electric is authorized to issue up to 20,629,936 shares of preferred stock. No PPL Electric preferred stock was issued or outstanding in 2022, 2021 or 2020.

(LG&E)

LG&E is authorized to issue up to 1,720,000 shares of preferred stock at a $25 par value and 6,750,000 shares of preferred stock without par value. LG&E had no preferred stock issued or outstanding in 2022, 2021 or 2020.

(KU)

KU is authorized to issue up to 5,300,000 shares of preferred stock and 2,000,000 shares of preference stock without par value. KU had no preferred or preference stock issued or outstanding in 2022, 2021 or 2020.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended December 31, used in the EPS calculation are:

	2022	2021	2020
Income (Numerator)
Income from continuing operations after income taxes	$714	$18	$640
Less amounts allocated to participating securities	1	—	1
Income from continuing operations after income taxes available to PPL common shareowners - Basic and Diluted	$713	$18	$639

Income (loss) from discontinued operations (net of income taxes) available to PPL common shareowners - Basic and Diluted	$42	$(1,498)	$829

Net income (loss) attributable to PPL	$756	$(1,480)	1,469
Less amounts allocated to participating securities	1	—	1
Net income (loss) available to PPL common shareowners - Basic and Diluted	$755	$(1,480)	$1,468

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	736,027	762,902	768,590
Add: Dilutive share-based payment awards (a)	875	1,917	794
Weighted-average shares - Diluted EPS	736,902	764,819	769,384

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.97	$0.03	$0.83
Income (loss) from discontinued operations (net of income taxes)	0.06	(1.96)	1.08
Net Income (Loss) available to PPL common shareowners	$1.03	$(1.93)	$1.91

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.96	$0.03	$0.83
Income (loss) from discontinued operations (net of income taxes)	0.06	(1.96)	1.08
Net Income (Loss) available to PPL common shareowners	$1.02	$(1.93)	$1.91
(a)The Treasury Stock Method was applied to non-participating share-based payment awards.

For the years ended December 31, PPL issued common stock related to stock-based compensation plans as follows (in thousands):

	2022	2021
Stock-based compensation plans (a)	124	983

(a)Includes stock options exercised, vesting of performance units, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

For the years ended December 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive:

	2022	2021	2020
Stock-based compensation awards	93	1,783	452

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

Net deferred tax assets have been recognized based on management's estimates of future taxable income.

Significant components of PPL's deferred income tax assets and liabilities were as follows:

	2022	2021
Deferred Tax Assets
Deferred investment tax credits	$29	$30
Regulatory liabilities	88	94
Income taxes due to customers	448	422
Accrued pension and postretirement costs	86	75
State loss carryforwards	230	483
Federal and state tax credit carryforwards	68	15
Internal Revenue Code Section 197 intangibles (a)	85	—
Leases	15	67
Contributions in aid of construction	114	120
Other	72	84
Valuation allowances	(213)	(462)
Total deferred tax assets	1,022	928

Deferred Tax Liabilities
Plant - net	3,609	3,812
Regulatory assets	337	180
Prepayments	46	—
Other	30	75
Total deferred tax liabilities	4,022	4,067
Net deferred tax liability	$3,000	$3,139

(a)Certain of the RIE assets acquired in 2022 are treated as intangibles for tax purposes that are amortized over a 15 year period. PPL recorded deferred tax assets on these intangibles, which will reverse as tax deductions are taken.

State deferred taxes are determined by entity and by jurisdiction. As a result, $6 million and $12 million of net deferred tax assets are shown as "Other noncurrent assets" on the Balance Sheets for 2022 and 2021.

At December 31, 2022, PPL had the following loss and tax credit carryforwards, related deferred tax assets and valuation allowances recorded against the deferred tax assets:

	Gross	Deferred Tax Asset	Valuation Allowance	Expiration
Loss and other carryforwards
State net operating losses	$5,830	$230	$(213)	2023-2042

	Gross	Deferred Tax Asset	Valuation Allowance	Expiration
Credit carryforwards
Federal investment tax credit		20	—	2042
Federal foreign tax credits		32	—	2027
Federal - other		3	—	2042
State recycling credit		12	—	2028
State - other		1	—	Indefinite

Valuation allowances have been established for the amount that, more likely than not, will not be realized. The changes in deferred tax valuation allowances were as follows:

		Additions
	Balance at Beginning of Period	Charged to Income		Charged to Other Accounts	Deductions		Balance at End of Period
2022	$462	$10		$—	$259	(a)	$213
2021	536	48	(b)	—	122	(c)	462
2020	514	26		—	4		536

(a)In 2022, PPL recorded a $36 million decrease in a valuation allowance on a 2002 state net operating loss carryforward that expired in 2022 and a $213 million decrease in the valuation allowance due to the Pennsylvania rate change. See reconciliation of income tax table below.
(b)In 2021, PPL recorded a $31 million increase in a valuation allowance on a state net operating loss carryforward in connection with the loss on extinguishment associated with a tender offer to purchase and retire PPL Capital Funding's outstanding Senior Notes.
(c)In light of the disposition of PPL's U.K. utility business, there was a decrease in the valuation allowance of approximately $113 million.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows:

	2022	2021	2020
Income Tax Expense (Benefit)
Current - Federal	$(2)	$(1)	$(8)
Current - State	24	36	24
Current - Foreign	—	(1)	(2)
Total Current Expense (Benefit)	22	34	14
Deferred - Federal	122	28	135
Deferred - State	68	105	94
Deferred - Foreign (a)	—	383	101
Total Deferred Expense (Benefit), excluding operating loss carryforwards	190	516	330

Amortization of investment tax credit	(3)	(3)	(3)
Tax expense (benefit) of operating loss carryforwards
Deferred - Federal	2	12	6
Deferred - State	(10)	(56)	(33)
Total Tax Expense (Benefit) of Operating Loss Carryforwards	(8)	(44)	(27)
Total income tax expense (benefit)	$201	$503	$314

Total income tax expense (benefit) - Federal	$119	$36	$130
Total income tax expense (benefit) - State	82	85	85
Total income tax expense (benefit) - Foreign	—	382	99
Total income tax expense (benefit)	$201	$503	$314

(a)The U.K. Finance Act 2021, formally enacted on June 10, 2021, increased the U.K. corporation tax rate from 19% to 25%, effective April 1, 2023. The primary impact of the corporation tax rate increase was an increase in deferred tax liabilities of the U.K. utility business, which was sold on June 14, 2021, and a corresponding deferred tax expense of $383 million, which was recognized in continuing operations in 2021.

In 2020, the U.K. Finance Act 2020 cancelled the tax rate reduction from 19% to 17%. The primary impact of the cancellation of the corporation tax rate reduction was an increase in deferred tax liabilities and a corresponding deferred tax expense of $106 million.

In the table above, the following income tax expense (benefit) are excluded from income taxes:

	2022	2021	2020
Discontinued operations	$(42)	$759	$188
Reclassification from AOCI due to sale of UK utility business	—	660	—
Other comprehensive income	11	150	(19)
Total	$(31)	$1,569	$169

	2022	2021	2020
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$192	$109	$200

State income taxes, net of federal income tax benefit	68	23	48
Valuation allowance adjustments (a)	9	48	24
Federal and state income tax return adjustments	(1)	(3)	(9)
Impact of the U.K. Finance Acts on deferred tax balances (b)	—	383	101
Depreciation and other items not normalized	(8)	(5)	(5)
Amortization of excess deferred federal and state income taxes	(54)	(54)	(43)
Non-deductible officer's salary	5	6	7
Other	(10)	(4)	(9)
Total increase (decrease)	9	394	114
Total income tax expense (benefit)	$201	$503	$314
Effective income tax rate	22.0%	96.5%	32.9%

(a)In 2021, PPL recorded a $31 million state deferred tax benefit on a net operating loss and an offsetting valuation allowance in connection with the loss on extinguishment associated with a tender offer to purchase and retire PPL Capital Funding's outstanding Senior Notes.

In 2022, 2021, and 2020, PPL recorded deferred income tax expense of $5 million, $15 million and $24 million for valuation allowances primarily related to increased Pennsylvania net operating loss carryforwards expected to be unutilized.
(b)In 2020, the U.K. Finance Act 2020 cancelled the tax rate reduction to 17%, thereby maintaining the corporation tax rate at 19% for financial years 2020 and 2021. The primary impact of the cancellation of the corporation tax rate reduction was an increase in deferred tax liabilities and a corresponding deferred tax expense of $106 million.

The U.K. Finance Act 2021, formally enacted on June 10, 2021, increased the U.K. corporation tax rate from 19% to 25%, effective April 1, 2023. The primary impact of the corporation tax rate increase was an increase in deferred tax liabilities of the U.K. utility business, which was sold on June 14, 2021, and a corresponding deferred tax expense of $383 million, which was recognized in continuing operations in 2021.

	2022	2021	2020
Taxes, other than income
State gross receipts (a)	$175	$113	$100
Domestic - other (a)	157	94	80
Total	$332	$207	$180

(a)Increase primarily due to the acquisition of RIE.

(PPL Electric)

The provision for PPL Electric's deferred income taxes for regulated assets and liabilities is based upon the ratemaking principles reflected in rates established by the PAPUC and the FERC. The difference in the provision for deferred income taxes for regulated assets and liabilities and the amount that otherwise would be recorded under GAAP is deferred and included in "Regulatory assets" or "Regulatory liabilities" on the Balance Sheets.

Significant components of PPL Electric's deferred income tax assets and liabilities were as follows:

	2022	2021
Deferred Tax Assets
Accrued pension and postretirement costs	$27	$14
Contributions in aid of construction	87	95
Regulatory liabilities	36	52
Income taxes due to customers	193	154
Other	18	21
Total deferred tax assets	361	336

Deferred Tax Liabilities
Electric utility plant - net	1,745	1,891
Regulatory assets	93	74
Prepayments	35	—
Other	2	39
Total deferred tax liabilities	1,875	2,004
Net deferred tax liability	$1,514	$1,668

PPL Electric expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows:

	2022	2021	2020
Income Tax Expense (Benefit)
Current - Federal	$63	$40	$61
Current - State	20	35	23
Total Current Expense (Benefit)	83	75	84
Deferred - Federal	60	59	45
Deferred - State	31	20	38
Total Deferred Expense (Benefit), excluding operating loss carryforwards	91	79	83

Total income tax expense (benefit)	$174	$154	$167

Total income tax expense (benefit) - Federal	$123	$99	$106
Total income tax expense (benefit) - State	51	55	61
Total income tax expense (benefit)	$174	$154	$167

	2022	2021	2020
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$147	$126	$139
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	54	46	52
Federal and state income tax return adjustments	(1)	—	(4)
Depreciation and other items not normalized	(7)	(5)	(5)
Amortization of excess deferred federal income taxes (a)	(12)	(14)	(16)
State income tax rate change (b)	(9)	—	—
Other	2	1	1
Total increase (decrease)	27	28	28
Total income tax expense (benefit)	$174	$154	$167
Effective income tax rate	24.9%	25.7%	25.2%

(a)In 2022, 2021, and 2020, PPL Electric recorded lower income tax expense for the amortization of excess deferred taxes that primarily resulted from the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA. This amortization represents each year's refund amount, prior to a tax gross-up, to be paid to customers for previously collected deferred taxes at higher income tax rates.
(b)On July 8, 2022, the Governor of Pennsylvania signed into law Pennsylvania House Bill 1342 (H.B. 1342). Among other changes to the state tax code, the bill reduces the corporate net income tax rate from 9.99% to 8.99% beginning January 1, 2023, and further reduces the rate annually by half a percentage point until the rate reaches 4.99% in 2031. The income statement impact of the corporate net income tax reduction was a deferred tax benefit of $9 million.

	2022	2021	2020
Taxes, other than income
State gross receipts	$142	$113	$100
Property and other	7	7	7
Total	$149	$120	$107

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

Significant components of LG&E's deferred income tax assets and liabilities were as follows:

	2022	2021
Deferred Tax Assets
Contributions in aid of construction	$17	$15
Regulatory liabilities	18	18
Deferred investment tax credits	8	8
Income taxes due to customers	119	125
State tax credit carryforwards	9	11
Lease liabilities	4	4
Valuation allowances	(9)	(11)
Other	8	11
Total deferred tax assets	174	181

Deferred Tax Liabilities
Plant - net	869	854
Regulatory assets	69	65
Lease right-of-use assets	3	4
Other	4	9
Total deferred tax liabilities	945	932
Net deferred tax liability	$771	$751

At December 31, 2022, LG&E had $9 million of state credit carryforwards that expire in 2028 and a $9 million valuation allowance related to state credit carryforwards due to insufficient projected Kentucky taxable income.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2022	2021	2020
Income Tax Expense (Benefit)
Current - Federal	$60	$41	$53
Current - State	9	5	7
Total Current Expense (Benefit)	69	46	60
Deferred - Federal	(10)	1	(4)
Deferred - State	5	8	7
Total Deferred Expense (Benefit)	(5)	9	3
Amortization of investment tax credit - Federal	(1)	(1)	(1)
Total income tax expense (benefit)	$63	$54	$62

Total income tax expense (benefit) - Federal	$49	$41	$48
Total income tax expense (benefit) - State	14	13	14
Total income tax expense (benefit)	$63	$54	$62

	2022	2021	2020
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$70	$64	$64
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	13	12	12
Amortization of excess deferred federal and state income taxes	(18)	(20)	(11)
Other	(2)	(2)	(3)
Total increase (decrease)	(7)	(10)	(2)
Total income tax expense (benefit)	$63	$54	$62
Effective income tax rate	18.8%	17.8%	20.3%

	2022	2021	2020
Taxes, other than income
Property and other	$48	$46	$40
Total	$48	$46	$40

(KU)

The provision for KU's deferred income taxes for regulated assets and liabilities is based upon the ratemaking principles reflected in rates established by the KPSC, the VSCC and the FERC. The difference in the provision for deferred income taxes for regulated assets and liabilities and the amount that otherwise would be recorded under GAAP is deferred and included in "Regulatory assets" or "Regulatory liabilities" on the Balance Sheets.

Significant components of KU's deferred income tax assets and liabilities were as follows:

	2022	2021
Deferred Tax Assets
Contributions in aid of construction	$9	$9
Regulatory liabilities	23	23
Deferred investment tax credits	21	22
Income taxes due to customers	136	143
State tax credit carryforwards	4	4
Lease liabilities	5	7
Valuation allowances	(3)	(3)
Other	4	4
Total deferred tax assets	199	209

Deferred Tax Liabilities
Plant - net	1,028	1,012
Regulatory assets	56	41
Pension and postretirement costs	6	13
Lease right-of-use assets	5	6
Other	—	2
Total deferred tax liabilities	1,095	1,074
Net deferred tax liability	$896	$865

At December 31, 2022, KU had $4 million of state credit carryforwards of which $3 million will expire in 2028 and $1 million that has an indefinite carryforward period. At December 31, 2022, KU had a $3 million valuation allowance related to state credit carryforwards due to insufficient projected Kentucky taxable income.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2022	2021	2020
Income Tax Expense (Benefit)
Current - Federal	$63	$58	$40
Current - State	11	8	3
Total Current Expense (Benefit)	74	66	43
Deferred - Federal	(3)	(4)	11
Deferred - State	7	7	11
Total Deferred Expense (Benefit)	4	3	22
Amortization of investment tax credit - Federal	(2)	(2)	(2)
Total income tax expense (benefit)	$76	$67	$63

Total income tax expense (benefit) - Federal	$58	$52	$49
Total income tax expense (benefit) - State	18	15	14
Total income tax expense (benefit)	$76	$67	$63

	2022	2021	2020
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$84	$76	$72
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	16	14	14
Amortization of investment tax credit	(2)	(2)	(2)
Amortization of excess deferred federal and state income taxes	(21)	(20)	(17)
Other	(1)	(1)	(4)
Total decrease	(8)	(9)	(9)
Total income tax expense (benefit)	$76	$67	$63
Effective income tax rate	19.1%	18.4%	18.4%

	2022	2021	2020
Taxes, other than income
Property and other	$45	$41	$37
Total	$45	$41	$37

(All Registrants)

Unrecognized Tax Benefits

PPL or its subsidiaries file tax returns in four major tax jurisdictions. The income tax provisions for PPL Electric, LG&E and KU are calculated in accordance with an intercompany tax sharing agreement, which provides that taxable income be calculated as if each domestic subsidiary filed a separate consolidated return. PPL Electric or its subsidiaries indirectly or directly file tax returns in three major tax jurisdictions, and LG&E and KU indirectly or directly file tax returns in two major tax jurisdictions. With few exceptions, at December 31, 2022, these jurisdictions, as well as the tax years that are no longer subject to examination, were as follows.

	PPL	PPL Electric	LG&E	KU
U.S. (federal)	2018 and prior	2018 and prior	2018 and prior	2018 and prior
Pennsylvania (state)	2017 and prior	2017 and prior
Kentucky (state)	2017 and prior	2017 and prior	2017 and prior	2017 and prior
U.K. (foreign)	2019 and prior

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

GAAP requires that deferred tax assets and liabilities be measured at the enacted tax rate expected to apply when temporary book-to-tax differences are expected to be realized or settled. In 2022, PPL and PPL Electric recorded an increase in regulatory liabilities of $270 million for the remeasurement of regulated accumulated deferred tax balances and a deferred tax benefit of $5 million and $9 million, respectively, associated with the remeasurement of non-regulated accumulated deferred income tax balances. The amounts recorded are estimates that will be updated quarterly to reflect revised forecast, actual activity, and applicable orders from regulatory authorities.

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

7. Utility Rate Regulation

Regulatory Assets and Liabilities

(All Registrants)

PPL, PPL Electric, LG&E and KU reflect the effects of regulatory actions in the financial statements for their rate-regulated utility operations. Regulatory assets and liabilities are classified as current if, upon initial recognition, the entire amount related to an item will be recovered or refunded within a year of the balance sheet date.

(PPL)

RIE is subject to the jurisdiction of the RIPUC, the Rhode Island Division of Public Utilities and Carriers, and the FERC. RIE operates under a FERC-approved open access transmission tariff. RIE's base distribution rates are calculated based on recovery of costs as well as a return on rate base. Certain other recovery mechanisms exist to recover expenses and capital investments with a return on rate base separate from the base distribution rate case process.

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

(PPL and PPL Electric)

PPL Electric is subject to the jurisdiction of the PAPUC and the FERC. PPL Electric's distribution base rates are calculated based on recovery of costs as well as a return on distribution rate base (net utility plant plus a working capital allowance less plant-related deferred taxes and other miscellaneous additions and deductions). PPL Electric's transmission revenues are billed in accordance with a FERC tariff that allows for recovery of transmission costs incurred, a return on transmission-related rate base (net utility plant plus a working capital allowance less plant-related deferred taxes and other miscellaneous additions and deductions) and an automatic annual update. See "Transmission Formula Rate" below for additional information on this tariff. All regulatory assets and liabilities are excluded from distribution and transmission return on investment calculations; therefore, generally no return is earned on PPL Electric's regulatory assets.

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations at December 31:

	PPL		PPL Electric
	2022	2021	2022	2021
Current Regulatory Assets:
Gas supply clause	$41	$21	$—	$—
Rate adjustment mechanism	96	—	—	—
Derivative Instruments	41	—	—	—
Smart meter rider	5	11	5	11
Universal service rider	3	—	3	—
Fuel adjustment clause	38	11	—	—
Other	34	21	5	11
Total current regulatory assets	$258	$64	$13	$22

Noncurrent Regulatory Assets:
Defined benefit plans	$778	$523	$353	$256
Plant outage cost	46	54	—	—
Net Metering	61	—	—	—
Environmental Cost recovery	102	—	—	—
Taxes recoverable through future rates	47	—	—	—
Storm costs	118	11	—	—
Unamortized loss on debt	21	24	3	4
Interest rate swaps	7	18	—	—
Terminated interest rate swaps	63	70	—	—
Accumulated cost of removal of utility plant	212	228	212	228
AROs	295	302	—	—
Other	69	6	—	—
Total noncurrent regulatory assets	$1,819	$1,236	$568	$488

	PPL		PPL Electric
	2022	2021	2022	2021
Current Regulatory Liabilities:
Generation supply charge	$37	$10	$37	$10
Transmission service charge	14	21	7	21
Universal service rider	—	17	—	17
TCJA customer refund	15	22	15	22
Act 129 compliance rider	14	10	14	10
Transmission formula rate return on equity (b)	—	73	—	73
Economic relief billing rate	—	27	—	—
Transmission formula rate	12	—	12	—
Rate adjustment mechanism	96	—	—	—
Energy efficiency	23	—	—	—
Other	27	2	—	—
Total current regulatory liabilities	$238	$182	$85	$153

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$950	$639	$—	$—
Power purchase agreement - OVEC	26	35	—	—
Net deferred taxes	2,094	1,591	775	531
Defined benefit plans	187	95	45	28
Terminated interest rate swaps	60	62	—	—
Energy efficiency	32	—	—	—
Other	63	—	—	—
Total noncurrent regulatory liabilities	$3,412	$2,422	$820	$559

	LG&E		KU
	2022	2021	2022	2021
Current Regulatory Assets:
Gas supply clause	$13	$21	$—	$—
Gas line tracker	—	3	—	—
Generation formula rate	—	—	—	2
Fuel adjustment clause	9	4	29	7
Other	1	5	3	—
Total current regulatory assets	$23	$33	$32	$9

Noncurrent Regulatory Assets:
Defined benefit plans	$209	$164	$140	$103
Storm costs	7	8	3	3
Unamortized loss on debt	11	12	7	8
Interest rate swaps	7	18	—	—
Terminated interest rate swaps	37	41	26	29
AROs	76	75	219	227
Plant outage costs	12	15	34	39
Other	14	4	13	2
Total noncurrent regulatory assets	$373	$337	$442	$411

	LG&E		KU
	2022	2021	2022	2021
Current Regulatory Liabilities:
Economic relief billing credit	$—	$21	$—	$6
Other	7	—	6	2
Total current regulatory liabilities	$7	$21	$6	$8

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$287	$262	$389	$377
Power purchase agreement - OVEC	18	24	8	11
Net deferred taxes	477	491	546	569
Defined benefit plans	21	10	56	57
Terminated interest rate swaps	30	31	30	31
Total noncurrent regulatory liabilities	$833	$818	$1,029	$1,045

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

(PPL, LG&E and KU)

As a result of previous rate case settlements and orders, the difference between pension cost calculated in accordance with LG&E's and KU's pension accounting policy and pension cost calculated using a 15-year amortization period for actuarial gains and losses and settlements are recorded as a regulatory asset. As of December 31, 2022, the balances were $107 million for PPL, $57 million for LG&E and $50 million for KU. As of December 31, 2021, the balances were $98 million for PPL, $54 million for LG&E and $44 million for KU.

(All Registrants)

Storm Costs

PPL Electric, LG&E and KU have the ability to request from the PAPUC, the KPSC and the VSCC, as applicable, the authority to treat expenses related to specific extraordinary storms as a regulatory asset and defer such costs for regulatory accounting and reporting purposes. Once such authority is granted, LG&E and KU can request recovery of those expenses in a base rate case and begin amortizing the costs when recovery starts. PPL Electric can recover qualifying expenses caused by major storm events, as defined in its retail tariff, over three years through the Storm Damage Expense Rider commencing in the application year after the storm occurred. Storm costs incurred in PPL Electric's territory from a March 2018 storm were amortized through 2021. LG&E's and KU's regulatory assets for storm costs are being amortized through various dates ending in 2031.

As provided in the Amendment Settlement Agreement (ASA), RIE has the authority from the RIPUC to treat certain incremental O&M expenses related to specific extraordinary storms as a regulatory asset and defer such costs for regulatory accounting and reporting purposes. Once all expenses for the extraordinary storm have been finalized, RIE files a final accounting of those storm expenses with the RIPUC that is subject to review by the RIPUC and the Rhode Island Division of Public Utilities and Carriers.

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

Accumulated Cost of Removal of Utility Plant

RIE, LG&E and KU charge costs of removal through depreciation expense with an offsetting credit to a regulatory liability. The regulatory liability is relieved as costs are incurred.

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

Transmission Service Charge (TSC)

PPL Electric is charged by PJM for transmission service-related costs applicable to its PLR customers. PPL Electric passes these costs on to customers, who receive basic generation supply service through the PAPUC-approved TSC cost recovery mechanism. The TSC contains a reconciliation mechanism whereby any over- or under-recovery from customers is either refunded to, or recovered from, customers through the adjustment factor determined for the subsequent year.

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

Storm Damage Expense Rider (SDER)

The SDER is a reconcilable automatic adjustment clause under which PPL Electric annually will compare actual storm costs to storm costs allowed in base rates and refund or recover any differences from customers. In the 2015 rate case settlement approved by the PAPUC in November 2015, it was determined that reportable storm damage expenses to be recovered annually through base rates will be set at $20 million. The SDER will recover from or refund to customers the applicable expenses from reportable storms as compared to the $20 million recovered annually through base rates.

Act 129 Compliance Rider

In compliance with Pennsylvania's Act 129 of 2008 and implementing regulations, PPL Electric is currently in Phase IV of the energy efficiency and conservation plan which was approved in March 2021. Phase IV allows PPL Electric to recover the maximum $313 million over the five-year period, June 1, 2021 through May 31, 2026. The plan includes programs intended to reduce electricity consumption. The recoverable costs include direct and indirect charges, including design and development costs, general and administrative costs and applicable state evaluator costs. The rates are applied to customers who receive distribution service through the Act 129 Compliance Rider. The actual Phase IV program costs are reconcilable after each 12-month period, and any over- or under-recovery from customers will be refunded or recovered over the next rate filing period. PPL Electric's Act 129 Phase III plan ended May 31, 2021 and any over-or under-recovery from customers related to Phase III will be refunded or recovered over the next rate filing period.

Smart Meter Rider (SMR)

Act 129 requires each electric distribution company (EDC) with more than 100,000 customers to have a PAPUC approved Smart Meter Technology Procurement and Installation Plan (SMP). As of December 31, 2019, PPL Electric replaced substantially all of its old meters with meters that meet the Act 129 requirements under its SMP. In accordance with Act 129, EDCs are able to recover the costs and earn a return on capital of providing smart metering technology. PPL Electric uses the SMR to recover the costs to implement its SMP. The SMR is a reconciliation mechanism whereby any over- or under-recovery from prior years is refunded to, or recovered from, customers through the adjustment factor determined for the subsequent quarters.

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

TCJA Customer Refund

As a result of the reduced U.S federal corporate income tax rate as enacted by the TCJA, the PAPUC ruled that these tax benefits should be refunded to customers. Timing differences between the recognition of these tax benefits and the refund of the benefit to the customer creates a regulatory liability. PPL Electric's liability is being credited back to distribution customers through a temporary negative surcharge and remains in place until PPL Electric files and the PAPUC approves new base rates. The TCJA is reconcilable, and any over- or under-recovery from customers will be refunded or recovered annually in the subsequent year.

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

Economic Relief Billing Credit

The Economic Relief Billing Credit represents regulatory liabilities at December 31, 2021, that were returned to customers through September 30, 2022, as approved in the 2020 Kentucky rate case in recognition of the economic impact of COVID-19.

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

Plant Outage Costs

From July 1, 2017 through June 30, 2021, plant outage costs were normalized for ratemaking purposes based on an average level of expenses. Plant outage expenses that were greater or less than the average will be collected from or returned to customers, through future base rates. Effective July 1, 2021 under-recovered plant outage costs are being amortized through 2029 for LG&E and KU.

(PPL)

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

The energy efficiency charge is designed to collect the estimated costs of the RIE’s energy efficiency plan for the upcoming calendar year. The final annual over/under is reconciled in the next year's energy efficiency plan filing, as part of the reconciliation factor calculation. RIE may file to change the energy efficiency plan charge at any time should significant over-or under-recoveries occur.

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

Rate Adjustment Mechanisms

In addition to commodity costs, RIE is subject to a number of additional rate adjustment mechanisms whereby an asset or liability is recognized resulting from differences between actual revenues and the underlying cost being recovered or differences between actual revenues and targeted amounts as approved by the RIPUC. The rate adjustment mechanisms are reconcilable, and any over- or under-recovery from customers are to be refunded or recovered annually in the subsequent year.

Taxes Recoverable through Future Rates

Taxes recoverable through future rates represent the portion of future income taxes that are anticipated to be recovered through future rates based upon established regulatory practices. Accordingly, this regulatory asset is recognized when the offsetting deferred tax liability is recognized. For general-purpose financial reporting, this regulatory asset and the deferred tax liability are not offset; rather, each is displayed separately. This regulatory asset is expected to be recovered over the period that the underlying book-tax timing differences reverse and the actual cash taxes are incurred.

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

RIE's rate plans provide for specific rate allowances for RIE's share of the estimated costs to investigate and perform certain remediation activities at sites with which it may be associated, with variances deferred for future recovery from, or return to, customers. RIE believes future costs, beyond the expiration of current rate plans, will continue to be recovered through rates. The regulatory asset represents the excess of amounts incurred for RIE's actual site investigation and remediation costs versus amounts received in rates.

(PPL and LG&E)

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

Regulatory Matters

Rhode Island Activities (PPL)

Rate Case proceedings

At its August 24, 2018 Open Meeting, and subsequently memorialized pursuant to Report and Order No. 23823 issued May 5, 2020, the RIPUC approved the terms of an ASA, reflecting an allowed return on equity (ROE) rate of 9.275% based on a common equity ratio of approximately 51%. RIE is currently in year four of the multi-year rate plan (Rate Plan). On June 30, 2021, the Rhode Island Division of Public Utilities and Carriers consented to an open-ended extension of the term of the Rate

Plan such that RIE was not required to file its next rate case in order for new rates take effect no later than September 1, 2022 as originally contemplated by the ASA. Pursuant to the settlement with the Rhode Island Office of the Attorney General in connection with the acquisition of RIE by PPL, RIE currently does not anticipate filing a new base rate case until at least three years following the closing of the acquisition on May 25, 2022. Pursuant to the open-ended extension, the Rate Year 3 level of base distribution rates under ASA will remain in effect and RIE will continue to operate under the current Rate Plan until a new Rate Plan is approved by the RIPUC.

The ASA includes additional provisions, including (i) an Electric Transportation Initiative (the ET Initiative) to facilitate the growth of Electric Vehicle (EV) adoption and scaling of the market for EV charging equipment to advance Rhode Island's zero emission vehicles and greenhouse gas emissions policy goals, which the RIPUC is continuing to review in connection with certain underspending in the ET Initiative and the timing of crediting customers the deferral balance pursuant to the ASA, (ii) two energy storage demonstration projects, which are on track for timely completion, (iii) a new incentive-only performance incentive for System Efficiency: Annual Megawatt Capacity Savings, which sunset in 2021 and (iv) several additional metrics for tracking and reporting purposes only. The RIPUC discussed the ET Initiative at an Open Meeting on August 30, 2022, advising the Company to seek RIPUC authorization to continue the ET Initiative and/or to alter any of the targets established in the ASA for Rate Year 5 and beyond. No votes or official rulings were taken; however, based on this feedback, RIE has paused the ET programs in Rate Year 5.

Advanced Metering Functionality and Grid Modernization

On January 21, 2021, RIE filed its Updated Advance Metering Functionality (AMF) Business Case and Grid Modernization Plan (GMP) with the RIPUC in accordance with the ASA. The Updated AMF Business Case – a foundational component of the GMP – seeks approval to deploy smart meters throughout the service territory. Pursuant to the written order issued on July 14, 2021, the RIPUC stayed the AMF and GMP proceedings pending further consideration following the issuance of a final Order by the Rhode Island Division of Public Utilities and Carriers on the acquisition. RIE filed notice of withdrawal of the original Updated AMF Business Case and GMP with the RIPUC on September 12, 2022. RIE filed a new AMF Business Case with the RIPUC on November 18, 2022. The new AMF Business Case filing consists of a detailed proposal for full-scale deployment of AMF across its electric service territory. The proposal will enable significant customer and grid benefits in line with the state’s climate mandates. If approved, the program is estimated to cost $188 million on a net present value (NPV) basis and provide benefits of $729 million NPV over the 20-year project life, yielding a benefit-cost ratio of 3.9%. RIE’s proposal represents an opportunity to deploy this foundational technology, which is a necessary first step to transforming Rhode Island’s electric distribution system. In its filing, RIE requested a RIPUC decision by June 2023; the RIPUC issued a revised procedural schedule for the AMF Business Case filing that provides for hearings on July 19-20, and July 25-27, 2023. In addition, the RIPUC will hold a public comment hearing on February 28, 2023, and technical sessions on February 22, 2023, March 2, 2023, April 18, 2023 and May 10, 2023. RIE filed a new GMP with the RIPUC on December 30, 2022. The new GMP filing consists of a holistic suite of grid modernization investments that will provide RIE with the tools and capability to manage the electric distribution system more granularly considering a range of distributed energy resources adoption levels, accelerated by Rhode Island’s ambitious climate mandates, while at the same time maintaining a safe and reliable electric distribution system. The GMP is an informational guidance document that supports the foundational grid modernization investments proposed in RIE’s Fiscal Year (FY) 2024 Electric Infrastructure, Safety and Reliability (ISR) Plan and will support additional grid modernization investments to be proposed in future electric ISR plans. Consequently, RIE is not requesting approval from the RIPUC for any specific investments or seeking any cost recovery as part of this GMP; rather, RIE requested the RIPUC issue an order affirming RIE’s compliance with its obligation to file a GMP that meets the requirements of the ASA. The RIPUC has not yet established a procedural schedule for the GMP filing.

COVID-19 Deferral Filing

On April 30, 2021, RIE filed a petition for approval to recognize regulatory assets related to COVID-19 impacts (RIPUC Docket No. 5154). In its petition, RIE seeks the RIPUC's authorization to create regulatory assets and consideration of future cost recovery for the following COVID-19 costs: (1) the increased cost of customer accounts receivable that RIE will be unable to collect as a result of the COVID-19 pandemic, and the executive orders and RIPUC orders restricting RIE's collection activities as a result of the pandemic, which will result in increased net charge-offs; (2) lost revenue from unassessed late payment charges; and (3) charges to RIE for other fees that RIE has waived pursuant to the RIPUC's orders in RIPUC Docket No. 5022. The RIPUC has not taken any action on the filing to date and RIE is continuing to monitor the docket. RIE is evaluating its request to create a regulatory asset for COVID-19-related bad debt expense to consider the impact, if any, of the proposed arrearage forgiveness sought in RIE’s Petition to Forgive Certain Arrearage Balances for Low-Income and Protected Customers in Docket No. 22-08-GE, which RIE filed with the RIPUC to fulfill its obligations under PPL's settlement with the Rhode Island Attorney General.

FY 2023 Gas ISR Plan

At an Open Meeting on March 29, 2022, the RIPUC conditionally approved RIE’s FY 2023 Gas ISR Plan and associated revenue requirement, subject to further review regarding RIE’s Proactive Main Replacement Program and its decision to reconstruct and purchase heating and pressure regulation equipment located at RIE’s Wampanoag and Tiverton take stations. The RIPUC held an Open Meeting on September 13, 2022, and issued its Order on November 18. 2022 regarding the Proactive Main Replacement Program and made the following rulings: (1) commencing with the Gas ISR plan to be filed in this calendar year 2022 (prospectively), new main constructed to replace leak prone pipe will not be considered used and useful, and therefore not eligible for rate base treatment, until the related old main is abandoned; and (2) approved the proactive main replacement revenue requirement set forth in the FY2023 Gas ISR plan. Also, the RIPUC directed RIE to submit prefiled testimony on the issue of its replacement of heating and pressure regulation facilities at the Wampanoag and Tiverton take stations and to address three issues, specifically: (i) a cost-benefit analysis arising from RIE's decision to take ownership of the reconstructed take station equipment; (ii) the potential that the benefits derived from the reconstruction and ownership transfer of the take station equipment will not be realized due to the future use of hydrogen or abandonment of the gas system; and (iii) the depreciation and accounting treatment of the reconstructed take station equipment. RIE filed this testimony with the RIPUC on May 16, 2022 and this issue is still pending before the RIPUC.

FY 2024 Gas ISR Plan

On December 23, 2022, RIE filed its FY 2024 Gas ISR Plan with the RIPUC. To transition the filing of the ISR plan from National Grid’s fiscal year (April 1 – March 31) to PPL’s fiscal year (January 1 – December 31), RIE proposed a one-time 21-month plan to cover the period from April 1, 2023, through December 31, 2024; subsequent ISR plans would then align with PPL's fiscal year. The 21-month plan includes $389 million of capital investment spend and would result in the abandonment of approximately 123 miles of leak-prone pipe as well as continue significant investment into our custody transfer stations, pressure regulating facilities, and peak shaving plants/operations. The RIPUC directed RIE and the Rhode Island Division of Public Utilities and Carriers to brief the question of how the 21-month plan, which spans two fiscal years, is consistent with the Decoupling Act (R.I. Gen. Laws Section 39-1-27.7.1) on or before January 17, 2023. At its January 20, 2023 Open Meeting, the RIPUC directed RIE to file supplemental budget and rate schedules to reflect an April 1 to March 31 fiscal year, consistent with past ISR plan filings and the existing tariff. The supplemental budget that was filed with the RIPUC on January 27, 2023 includes $187 million of capital investment spend. The supplemental rate schedules were filed on February 3, 2023. The RIPUC has scheduled a hearing on the plan on March 14, 2023 and March 15, 2023, and is expected to render a decision by the end of March for rates effective April 1, 2023.

FY 2024 Electric ISR Plan

On December 23, 2022, RIE filed its FY 2024 Electric ISR Plan with the RIPUC. To transition the filing of the ISR plan from National Grid’s fiscal year (April 1 – March 31) to PPL's fiscal year (January 1 – December 31), RIE proposed a one-time 21-month plan to cover the period from April 1, 2023, through December 31, 2024; subsequent ISR plans would then align with PPL’s fiscal year. The 21-month plan includes $328 million of capital investment spend; $24 million of vegetation management O&M expenses; and $6 million of Other O&M expenses. This year's Electric ISR Plan includes $82 million for capital investment spend included in RIE’s recently filed GMP, along with investments stemming from the completion of RIE’s area studies. The RIPUC directed RIE and the Rhode Island Division of Public Utilities and Carriers to brief the question of how the 21-month Plan, which spans two fiscal years, is consistent with the Decoupling Act (R.I. Gen. Laws Section 39-1-27.7.1) on or before January 17, 2023. At its January 20, 2023 Open Meeting, the RIPUC directed RIE to file supplemental budget and rate schedules to reflect an April 1 to March 31 fiscal year, consistent with past ISR plan filings and the existing tariff. The supplemental budget filed with the RIPUC on January 27, 2023 includes $176 million of capital investment spend, $14 million of vegetation management O&M spend and $3 million of Other O&M spend. The supplemental rate schedules were filed on February 3, 2023. The RIPUC has scheduled a hearing on March 8-9, 2023 and March 21-22, 2023 and is expected to render a decision by the end of March for rates effective April 1, 2023.

Kentucky Activities (PPL, LG&E and KU)

CPCN

On December 15, 2022, LG&E and KU filed an application with the KPSC for a CPCN for the construction of two 621 MW net summer rating NGCC combustion turbine facilities, one at LG&E's Mill Creek Generating Station in Jefferson County, Kentucky and the other at KU's E.W. Brown Generating Station in Mercer County, Kentucky, including on-site natural gas and electric transmission construction associated with those facilities and site compatibility certificates. LG&E and KU also applied for a CPCN to construct a 120 MWac solar photovoltaic electric generating facility in Mercer County, Kentucky, and for a CPCN to acquire a 120 MWac solar facility to be built by a third-party solar developer in Marion County, Kentucky. LG&E and KU further applied for a CPCN to construct a 125 MW, 4-hour battery energy storage system facility at KU's E.W. Brown Generating Station and for approval of their proposed 2024-2030 DSM programs. The plan includes adding 14 new, adjusted or expanded energy efficiency programs, which would reduce LG&E's and KU's overall need by approximately 100 MW each. Finally, LG&E and KU requested a declaratory order to confirm that their entry into non-firm energy-only power-purchase agreements for the output of four solar photovoltaic facilities with a combined capacity of 637 MW does not require KPSC approval and that LG&E and KU may recover the costs of the solar PPAs through their fuel adjustment clause mechanisms as previously approved for a prior solar PPA. LG&E and KU plan to accrue AFUDC on the constructed NGCCs, solar facility in Mercer County, Kentucky and the battery energy storage system facility and have requested regulatory asset treatment to recover the financing costs of these projects.

The new NGCC would be jointly owned by LG&E (31%) and KU (69%) and the solar units would be jointly owned by LG&E (37%) and KU (63%), the battery storage unit would be owned by LG&E, and the proposed PPA transactions and DSM programs would be entered into or conducted jointly by LG&E and KU, consistent with LG&E and KU's shared dispatch, cost allocation, tariff or other frameworks.

The filing also notes planned retirement dates for certain existing coal-fired generation units, including Mill Creek 1 (300 MW) in 2024 and E.W. Brown 3 (412 MW) in 2028, and updates and advances the planned retirement dates for Mill Creek 2 (297 MW) to 2027 and Ghent 2 (486 MW) to 2028. LG&E and KU anticipate the recovery of associated retirement costs, including the remaining net book value, for these coal-fired generating units through the RAR or other rate mechanisms.

The KPSC accepted the filing as of January 6, 2023 and has indicated its intention to issue an order on all issues by November 6, 2023. LG&E and KU cannot predict the outcome of these matters.

Pennsylvania Activities (PPL and PPL Electric)

PAPUC investigation into billing issues

On January 31, 2023, the PAPUC initiated an investigation focused on billing issues related to estimated, irregular bills and customer service concerns following customer complaints, which for many customers were driven by increased prices for electricity supply. Certain bills issued during the time period of December 20, 2022 through January 9, 2023 were estimated due to a technical issue that prevented PPL Electric from providing actual collected meter data to customer facing and other internal systems. Customers also reported difficulties accessing PPL Electric’s website and contacting the customer service call center. The PAPUC’s Bureau of Investigation & Enforcement has directed PPL Electric to respond to certain inquiries and document requests. PPL Electric plans to submit its responses to the information request and cooperate fully with the investigation. PPL Electric cannot predict the outcome of this matter.

Act 129

Act 129 requires Pennsylvania Electric Distribution Companies (EDCs) to meet, by specified dates, specified goals for reduction in customer electricity usage and peak demand. EDCs not meeting the requirements of Act 129 are subject to significant penalties. PPL Electric filed with the PAPUC its Act 129 Phase IV Energy Efficiency and Conservation Plan on November 30, 2020, for the five-year period starting June 1, 2021 and ending on May 31, 2026. PPL Electric's Phase IV Act 129 Plan was approved by the PAPUC at its March 25, 2021, public meeting.

Act 129 also requires EDCs to act as a default service provider (DSP), which provides electricity generation supply service to customers pursuant to a PAPUC-approved default service procurement plan. A DSP is able to recover the costs associated with its default service procurement plan.

Federal Matters

PPL Electric Transmission Formula Rate Return on Equity (PPL and PPL Electric)

In May 2020, PP&L Industrial Customer Alliance (PPLICA) filed a complaint with the FERC alleging that PPL Electric's base ROE of 11.18% used to determine PPL Electric's formula transmission rate was unjust and unreasonable. In August 2021, PPL Electric entered into a settlement agreement (the Settlement) with PPLICA and all other parties, including intervenors. The key aspects of the Settlement included changes to PPL Electric's base ROE. The settlement was approved by the FERC in November 2021. The interim rates reflecting the agreed-to-base ROE in the Settlement were effective December 1, 2021.

In 2021, PPL Electric recorded a revenue reduction of $78 million ($55 million after-tax), of which $73 million ($52 million after-tax) represented revenue subject to refund for the period May 21, 2020 through November 30, 2021. The reduction recorded included $28 million ($20 million after-tax) related to the period from May 21, 2020 to December 31, 2020. At December 31, 2021, PPL and PPL Electric had a regulatory liability on the Balance Sheet of $73 million, which represented revenue subject to refund based on the difference between charges that were calculated using the ROE in effect at the time and charges calculated using the revised ROE provided for in the Settlement, plus interest at the FERC interest rate. The total balance at December 31, 2021, plus additional interest recorded was refunded to customers by May 31, 2022.

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

Recovery of Transmission Costs (PPL)

Until December 2022, RIE's transmission facilities were operated in combination with the transmission facilities of National Grid's New England affiliates, Massachusetts Electric Company (MECO) and NEP, as a single integrated system with NEP designated as the combined operator. As of January 1, 2023, RIE operates its own transmission facilities. NE-ISO allocates RIE’s costs among transmission customers in New England, in accordance with the ISO Open Access Transmission Tariff (ISO-NE OATT).

According to the FERC orders, RIE is compensated for its actual monthly transmission costs, with its authorized maximum ROE of 11.74% on its transmission assets. The amount remitted by NEP to RIE for the year ended December 31. 2022 was $122 million.

The ROE for transmission rates under the ISO-NE OATT is the subject of four complaints that are pending before the FERC. On October 16, 2014, the FERC issued an order on the first complaint, Opinion No. 531-A, resetting the base ROE applicable to transmission assets under the ISO-NE OATT from 11.14% to 10.57% effective as of October 16, 2014 and establishing a maximum ROE of 11.74%. On April 14, 2017, this order was vacated and remanded by the D. C. Circuit Court of Appeals (Court of Appeals). After the remand, the FERC issued an order on October 16, 2018 applicable to all four pending cases where it proposed a new base ROE methodology that, with subsequent input and support from the New England Transmission Owners (NETO), yielded a base ROE of 10.41%. Subsequent to the FERC's October 2018 order in the New England Transmission Owners cases, the FERC further refined its ROE methodology in another proceeding and has applied that refined methodology to transmission owners’ ROEs in other jurisdictions, and the NETOs filed further information in the New England matters to distinguishing their case. Those determinations in other jurisdictions are currently on appeal before the Court of Appeals. The proceeding and the final base rate ROE determination in the New England matters remain open, pending a final order from the FERC. PPL cannot predict the outcome of this matter, and an estimate of the impact cannot be determined.

Other

Purchase of Receivables Programs

(PPL and PPL Electric)

In accordance with a PAPUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During 2022, 2021 and 2020, PPL Electric purchased $1.3 billion, $1.2 billion and $1.1 billion of accounts receivable from alternative suppliers.

(PPL)

At its July 27, 2021, December 21, 2021, and March 2, 2022 Open Meetings, the RIPUC approved various components of a Purchase of Receivables Program (POR) in Rhode Island for effect on April 1, 2022. Municipal aggregators and non-regulated power producers (collectively, Competitive Suppliers) are eligible to participate in accordance with RIE’s approved electric tariffs for municipal aggregation and non-regulated power producers. Under the POR program, RIE will purchase the Competitive Suppliers' accounts receivables, including existing receivables, at discounted rates, regardless of whether RIE has collected the owed monies from customers. The program is intended to make RIE whole through the implementation of a discount rate or Standard Complete Bill Percentage (SCBP) paid by Competitive Suppliers. RIE will calculate the SCBP for each customer class and file the calculations with the RIPUC for review and approval by February 15 of each year. Once approved, the SCBP will be effective beginning on April 1 for a one-year period.

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

	December 31, 2022					December 31, 2021
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (c)	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
PPL Capital Funding
Syndicated Credit Facility (a) (b)	Dec 2026	$1,250	$—	$561	$689	$—	$—
Bilateral Credit Facility (a) (b)	Mar 2023	100	—	—	100	—	—
Bilateral Credit Facility (a) (b)	Mar 2023	100	—	58	42	—	15
Total PPL Capital Funding Credit Facilities		$1,450	$—	$619	$831	$—	$15

PPL Electric
Syndicated Credit Facility (a) (b)	Dec 2026	650	—	146	504	—	1
Term Loan Credit Facility (a) (b)	Mar 2024	250	250	—	—	—	—
Total PPL Electric Credit Facilities		$900	$250	$146	$504	$—	$1

	December 31, 2022					December 31, 2021
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (c)	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued

LG&E
Syndicated Credit Facility (a) (b)	Dec 2026	500	—	180	320	—	69
Term Loan Credit Facility (a) (b)	Jul 2024	300	300	—	—	—	—
Total LG&E Credit Facilities		$800	$300	$180	$320	$—	$69

KU
Syndicated Credit Facility (a) (b)	Dec 2026	400	—	101	299	—	—
Term Loan Credit Facility (a) (b)	Jul 2024	300	300	—	—	—	—
Total KU Credit Facilities		$700	$300	$101	$299	$—	$—

(a)Each company pays customary fees under its respective facility and borrowings generally bear interest at LIBOR-based rates, or applicable secured overnight financing rates, plus an applicable margin.
(b)The facilities contain a financial covenant requiring debt to total capitalization not to exceed 70% for PPL Capital Funding, PPL Electric, LG&E and KU, as calculated in accordance with the facilities and other customary covenants. Additionally, subject to certain conditions, PPL Capital Funding may request that the capacity of one of its bilateral credit facilities expiring in March 2023 be increased by up to $30 million and PPL Capital Funding, PPL Electric, LG&E and KU may each request up to a $250 million increase in its syndicated credit facility's capacity. Participation in any such increase is at the sole discretion of each lender.
(c)Commercial paper issued reflects the undiscounted face value of the issuance.

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

(All Registrants)

The Registrants maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	December 31, 2022				December 31, 2021
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances (d)	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances (d)
PPL Capital Funding (a)	4.84%	$1,350	$561	$789		$—
PPL Electric	4.74%	650	145	505		—
LG&E (b)	4.94%	500	180	320	0.31%	69
KU (c)	4.90%	400	101	299		—
Total		$2,900	$987	$1,913		$69

(a)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(b)In August 2022, LG&E increased the size of their commercial paper program to $500 million.
(c)In August 2022, KU increased the size of their commercial paper program to $400 million.
(d)Commercial paper issued reflects the undiscounted face value of the issuance.

(PPL Electric, LG&E and KU)

See Note 15 for a discussion of intercompany borrowings.

Long-term Debt (All Registrants)

			December 31,
	Weighted-Average Rate (d)	Maturities (d)	2022	2021
PPL
Senior Unsecured Notes	3.95%	2026 - 2047	$3,066	$1,566
Senior Secured Notes/First Mortgage Bonds (a) (b) (c)	4.06%	2023 - 2050	8,957	9,205
Junior Subordinated Notes	7.39%	2067	480	480
Term Loan Credit Facility	5.21%	2024	850	—
Total Long-term Debt before adjustments			13,353	11,251

Unamortized premium and (discount), net			(32)	(34)
Unamortized debt issuance costs			(78)	(77)
Total Long-term Debt			13,243	11,140
Less current portion of Long-term Debt			354	474
Total Long-term Debt, noncurrent			$12,889	$10,666

PPL Electric
Senior Secured Notes/First Mortgage Bonds (a) (b)	4.26%	2023 - 2049	$4,289	$4,539
Term Loan Credit Facility	5.17%	2024	250	—
Total Long-term Debt Before Adjustments			4,539	4,539

Unamortized discount			(22)	(22)
Unamortized debt issuance costs			(31)	(33)
Total Long-term Debt			4,486	4,484
Less current portion of Long-term Debt			340	474
Total Long-term Debt, noncurrent			$4,146	$4,010

			December 31,
	Weighted-Average Rate (d)	Maturities (d)	2022	2021

LG&E
Senior Secured Notes/First Mortgage Bonds (a) (c)	3.70%	2025 - 2049	$2,024	$2,024
Term Loan Credit Facility	5.22%	2024	300	—
Total Long-term Debt Before Adjustments			2,324	2,024

Unamortized discount			(4)	(4)
Unamortized debt issuance costs			(13)	(14)
Total Long-term Debt			2,307	2,006
Less current portion of Long-term Debt			—	—
Total Long-term Debt, noncurrent			$2,307	$2,006

KU
Senior Secured Notes/First Mortgage Bonds (a) (c)	4.00%	2023 - 2050	$2,642	$2,642
Term Loan Credit Facility	5.22%	2024	300	—
Total Long-term Debt Before Adjustments			2,942	2,642

Unamortized premium			5	5
Unamortized discount			(9)	(9)
Unamortized debt issuance costs			(18)	(20)
Total Long-term Debt			2,920	2,618
Less current portion of Long-term Debt			13	—
Total Long-term Debt, noncurrent			$2,907	$2,618

(a)Includes PPL Electric's senior secured and first mortgage bonds that are secured by the lien of PPL Electric's 2001 Mortgage Indenture, which covers substantially all of PPL Electric’s tangible distribution properties and certain of its tangible transmission properties located in Pennsylvania, subject to certain exceptions and exclusions. The carrying value of PPL Electric's property, plant and equipment was approximately $11.8 billion and $11.3 billion at December 31, 2022 and 2021.

Includes LG&E's first mortgage bonds that are secured by the lien of the LG&E 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of LG&E's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity and the storage and distribution of natural gas. The aggregate carrying value of the property subject to the lien was $5.8 billion and $5.7 billion at December 31, 2022 and 2021.

Includes KU's first mortgage bonds that are secured by the lien of the KU 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of KU's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity. The aggregate carrying value of the property subject to the lien was $7.1 billion and $6.9 billion at December 31, 2022 and 2021.
(b)Includes PPL Electric's series of senior secured bonds that secure its obligations to make payments with respect to each series of Pollution Control Bonds that were issued by the LCIDA and the PEDFA on behalf of PPL Electric. These senior secured bonds were issued in the same principal amount, contain payment and redemption provisions that correspond to and bear the same interest rate as such Pollution Control Bonds. These senior secured bonds were issued under PPL Electric's 2001 Mortgage Indenture and are secured as noted in (a) above. The tax-exempt revenue bonds are subject to mandatory redemption upon determination that the interest rate on the bonds would be included in the holders' gross income for federal tax purposes.

Includes $250 million of notes that may be called at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.
(c)Includes LG&E's and KU's series of first mortgage bonds that were issued to the respective trustees of tax-exempt revenue bonds to secure its respective obligations to make payments with respect to each series of bonds. The first mortgage bonds were issued in the same principal amounts, contain payment and redemption provisions that correspond to and bear the same interest rate as such tax-exempt revenue bonds. These first mortgage bonds were issued under the LG&E 2010 Mortgage Indenture and the KU 2010 Mortgage Indenture and are secured as noted in (a) above. The related tax-exempt revenue bonds were issued by various governmental entities, principally counties in Kentucky, on behalf of LG&E and KU. The related revenue bond documents allow LG&E and KU to convert the interest rate mode on the bonds from time to time to a commercial paper rate, daily rate, weekly rate, term rate of at least one year or, in some cases, an auction rate or a LIBOR index rate. At December 31, 2022, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a term rate mode totaled $782 million for PPL, comprised of $473 million and $309 million for LG&E and KU. At December 31, 2022, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a variable rate mode totaled $66 million and $33 million for LG&E and KU. These variable rate tax-exempt revenue bonds are subject to tender for purchase by LG&E and KU at the option of the holder and to mandatory tender for purchase by LG&E and KU upon the occurrence of certain events.
(d)The table reflects principal maturities only, based on stated maturities, sinking fund requirements, or earlier put dates, and the weighted-average rates as of December 31, 2022.

The aggregate maturities of long-term debt, based on sinking fund requirements, stated maturities or earlier put dates, for the periods 2023 through 2027 and thereafter are as follows:

	PPL	PPL Electric	LG&E	KU
2023	$354	$340	$—	$13
2024	1,501	900	300	300
2025	551	—	300	250
2026	904	—	90	164
2027	303	108	195	—
Thereafter	9,740	3,191	1,439	2,215
Total	$13,353	$4,539	$2,324	$2,942

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

(PPL Electric, LG&E and KU)

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

(PPL)

Equity Securities

Share Repurchases

In August 2021, PPL's Board of Directors authorized share repurchases of up to $3 billion of PPL common shares. In 2021, PPL repurchased approximately $1 billion of PPL common shares. There were no share repurchases during the year ended December 31, 2022. Any additional amounts to be repurchased pursuant to this authority will depend on various factors, including PPL’s share price and market conditions. PPL may purchase shares on each trading day subject to market conditions and principles of best execution.

Distributions and Related Restrictions

In November 2022, PPL declared its quarterly common stock dividend, payable January 3, 2023, at 22.50 cents per share (equivalent to 0.90 cents per annum). On February 17, 2023, PPL announced a quarterly common stock dividend of 24.00 cents per share, payable April 3, 2023, to shareowners of record as of March 10, 2023. Future dividends will be declared at the discretion of the Board of Directors and will depend upon future earnings, cash flows, financial and legal requirements and other factors.

Neither PPL Capital Funding nor PPL may declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067. At December 31, 2022, no interest payments were deferred.

RIE has $3 million of certain issues of non-participating cumulative preferred stock outstanding that can be redeemed at the option of RIE. There are no mandatory redemption provisions on the cumulative preferred stock. Dividends on the cumulative preferred stock accrue quarterly and are prior to any dividends on the common stock of RIE. Pursuant to the preferred stock arrangement, as long as any preferred stock is outstanding, certain restrictions on payment of common stock dividends would come into effect if the common stock equity of RIE was, or by reason of payment of such dividends became, less than 25% of total capitalization of RIE. RIE was current on the preferred stock dividends and was in compliance with this covenant and accordingly, was not restricted as to the payment of common stock dividends under the foregoing provisions as of December 31, 2022.

(All Registrants)

PPL relies on dividends or loans from its subsidiaries to fund PPL's dividends to its common shareholders. The net assets of certain PPL subsidiaries are subject to legal restrictions. LG&E, KU and PPL Electric are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for a public utility to make or pay a dividend from any funds "properly included in capital account." The meaning of this limitation has never been clarified under the Federal Power Act. LG&E, KU and PPL Electric believe, however, that this statutory restriction, as applied to their circumstances, would not be construed or applied by the FERC to prohibit the payment from retained earnings of dividends that are not excessive and are for lawful and legitimate business purposes. In February 2012, LG&E and KU petitioned the FERC requesting authorization to pay dividends in the future based on retained earnings balances calculated without giving effect to the impact of purchase accounting adjustments for PPL's 2010 acquisition of LG&E and KU. In May 2012, the FERC approved the petitions with the further condition that each utility may not pay dividends if such payment would cause its adjusted equity ratio to fall below 30% of total capitalization. Accordingly, at December 31, 2022, net assets of $1.4 billion for LG&E and $1.9 billion for KU were restricted for purposes of paying dividends to LKE, and net assets of $1.8 billion for LG&E and $2.1 billion for KU were available for payment of dividends to LKE. LG&E and KU believe they will not be required to change their current dividend practices as a result of the foregoing requirement. In addition, under Virginia law, KU is prohibited from making loans to affiliates without the prior approval of the VSCC. There are no comparable statutes under Kentucky law applicable to LG&E and KU, or under Pennsylvania law applicable to PPL Electric. However, orders from the KPSC require LG&E and KU to obtain prior consent or approval before lending amounts to PPL.

9. Acquisitions, Development and Divestitures

(PPL)

Acquisitions

Acquisition of Narragansett Electric

On May 25, 2022, PPL Rhode Island Holdings acquired 100% of the outstanding shares of common stock of Narragansett Electric from National Grid U.S., a subsidiary of National Grid plc (the Acquisition). Narragansett Electric, whose service area covers substantially all of Rhode Island, is primarily engaged in the transmission and distribution of electricity and distribution of natural gas. The Acquisition expands PPL's portfolio of regulated natural gas and electricity transmission and distribution assets, has improved PPL's credit metrics and is expected to enhance long term earnings growth. Following the closing of the Acquisition, Narragansett Electric provides services doing business under the name Rhode Island Energy (RIE).

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

In connection with the Acquisition, National Grid USA Service Company, Inc., National Grid U.S. and Narragansett Electric have entered into a transition services agreement (TSA), pursuant to which National Grid has agreed to provide certain transition services to Narragansett Electric to facilitate the transition of the operation of Narragansett Electric to PPL following the Acquisition, as agreed upon in the Narragansett SPA. The TSA is for an initial two-year term and is subject to extension as necessary to complete the successful transition. TSA costs of $123 million were incurred for the twelve month period ended December 31, 2022.

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

Commitments to the Rhode Island Division of Public Utilities and Carriers and the Attorney General of the State of Rhode Island

As a condition to the Acquisition, PPL made certain commitments to the Rhode Island Division of Public Utilities and Carriers and the Attorney General of the State of Rhode Island. As a result:

•RIE provided a credit to all its electric and natural gas distribution customers in the total amount of $50 million ($40 million net of tax benefit). Based on the relative number of electric distribution customers and natural gas distribution customers as of November 1, 2022, RIE refunded, in the form of a bill credit, $33 million to electric customers and $17 million to natural gas customers of amounts collected from customers since the Acquisition date. Each electric customer received the same credit, and each natural gas customer received the same credit. A reduction of revenue and a regulatory liability of $50 million for the amounts refunded were recorded during the quarter ended September 30, 2022. These credits were issued during the fourth quarter of 2022. The amounts refunded will not impact RIE's earnings sharing regulatory mechanism.
•RIE forgave approximately $44 million ($21 million net of allowance for doubtful accounts) in arrearages for low-income and protected residential customers, which represents 100% of the arrearages over 90 days for those customers as of March 31, 2022. PPL deemed these accounts uncollectible and fully reserved for them as of September 30, 2022, resulting in an increase to "Other operations and maintenance expense" on the Statement of Income of $23 million for the year ended December 31, 2022.
•RIE will not file a base rate case seeking an increase in base distribution rates for natural gas and/or electric service sooner than three years from the Acquisition date, and RIE will not submit a request for a change in base rates unless and until there is at least twelve months of operating experience under PPL's exclusive leadership and after the TSA with National Grid terminates.
•RIE will forgo potential recovery of any and all transition costs which PPL estimates will be approximately $408 million through June 30, 2024, and includes (1) the installation of certain information technology systems; (2) modification and enhancements to physical facilities in Rhode Island; and (3) incurring costs related to severance payments, communications and branding changes, and other transition related costs. These costs, which are being expensed as incurred, were $181 million for the year ended December 31, 2022.
•RIE will not seek to recover any transaction costs related to the Acquisition, which were $27 million through December 31, 2022, including $18 million for the year ended December 31, 2022 recorded in "Other operations and maintenance" on the Statement of Income.
•RIE will not seek to recover in rates any markup charged by National Grid U.S. and/or its affiliates under the TSA. These amounts were $3 million as of December 31, 2022.
•In June 2022, RIE expensed $20 million of regulatory assets as of the Acquisition date for the Gas Business Enablement (GBE) project and for certain Cybersecurity/IT investments related to GBE. The expense was recorded to "Other operations and maintenance" on the Statements of Income for the year ended December 31, 2022. RIE will not seek to recover these regulatory assets from customers in any future proceedings.
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
•Rhode Island Holdings contributed $2.5 million to the Rhode Island Commerce Corporation's Renewable Energy Fund and will not use any of the $2.5 million to meet its pre-existing renewable energy credit goals in Rhode Island or any other state. This contribution was made during the year ended December 31, 2022 and was recorded in "Other Income (Expense)" on the Statement of Income.
•RIE will make available up to $2.5 million for the Rhode Island Attorney General to utilize as needed in evaluating PPL's report on RIE's specific decarbonization goals to support Rhode Island's 2021 Act on Climate or to assess the future of the gas distribution business in Rhode Island. This amount was accrued during the year ended December 31, 2022 and was recorded in "Other Income (Expense) - net" on the Statement of Income.
•Various other operational and reporting commitments have been established.

Purchase Price Allocation

The operations of Narragansett Electric are subject to the accounting for certain types of regulation as prescribed by GAAP. The carrying value of Narragansett Electric’s assets and liabilities subject to rate-setting and cost recovery provisions provide revenues derived from costs, including a return on investment of net assets and liabilities included in rate base. As such, the fair values of these assets and liabilities equal their carrying values. Accordingly, neither the assets acquired or liabilities assumed, nor the unaudited pro forma financial information presented below, reflect any adjustments related to these amounts.

As of December 31, 2022, the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was $1,586 million, which has been recorded as goodwill. PPL has elected to not reflect the effects of purchase accounting in the separate financial statements of RIE or PPL's Rhode Island Regulated segment. Accordingly, the Rhode Island Regulated segment includes $725 million of acquired legacy goodwill. The remaining excess purchase price of $861 million is included in PPL's Corporate and Other category for segment reporting purposes. The goodwill reflects the value paid for the expected continued growth of a rate-regulated business located in a defined service area with a constructive regulatory environment, the ability of PPL to leverage its assembled workforce to take advantage of those growth opportunities and the attractiveness of stable, growing cash flows. The tax goodwill is deductible for income tax purposes over a 15 year period, and as such, deferred taxes will be recorded as the tax deductions are taken.

The table below shows the preliminary allocation of the purchase price to the assets acquired and liabilities assumed that were recorded in PPL’s Consolidated Balance Sheet as of the Acquisition date. The allocation is subject to change during the one-year measurement period as additional information is obtained about the facts and circumstances that existed at closing. As a result, the amount of goodwill included below may change by a material amount as PPL finalizes the allocation of the purchase price. Adjustments to certain assets acquired and liabilities assumed resulted in an increase in goodwill of $5 million since the initial purchase price allocation as of the Acquisition date.

Purchase Price Allocation as of December 31, 2022
Assets

Current Assets
Cash and Cash Equivalents	$154
Accounts Receivable (a)	195
Unbilled Revenues	54
Price Risk Management Assets	99
Regulatory Assets	75
Other Current Assets	65
Total Current Assets	642

Purchase Price Allocation as of December 31, 2022

Noncurrent Assets
Property, Plant and Equipment, net	3,988
Regulatory Assets	395
Goodwill	1,586
Other Noncurrent Assets	166
Total Noncurrent Assets	6,135

Total Assets	$6,777

Liabilities

Current Liabilities
Long-Term Debt Due Within One Year	$14
Accounts Payable	180
Taxes Accrued	44
Regulatory Liabilities	239
Other Current Liabilities	198
Total Current Liabilities	675

Noncurrent Liabilities
Long-Term Debt	1,496
Regulatory Liabilities	643
Other Deferred Credits and Noncurrent Liabilities	143
Noncurrent Liabilities	2,282

Total Purchase Price (Balance Sheet Net Assets)	$3,820

(a)Amounts represent fair value as of May 25, 2022. The gross contractual amount is $255 million. Cash flows not expected to be collected as of May 25, 2022 were $60 million.

Pro Forma Financial Information

The actual RIE Operating Revenues and Net income attributable to PPL included in PPL's Statement of Income for the period ended December 31, 2022, and PPL's unaudited pro forma 2022 and 2021 Operating Revenues and Net Income (Loss) attributable to PPL, including RIE, as if the Acquisition had occurred on January 1, 2021 are as follows.

	Operating Revenues	Net Income (Loss)
Actual RIE results included from May 25, 2022 - December 31, 2022 (a)	$1,038	$(44)
PPL Pro Forma for the year ended 2022	8,667	790
PPL Pro Forma for the year ended 2021	7,478	159

(a)Net Income (Loss) includes expenses of $98 million (pre-tax) related to commitments made as a condition of the Acquisition.

The pro forma financial information presented above has been derived from the historical consolidated financial statements of PPL and Narragansett Electric. Non-recurring items included in the 2022 pro forma financial information include: (a) $18 million (pre-tax) of transaction costs related to the Acquisition, primarily for advisory, accounting and legal fees incurred, (b) $223 million (pre-tax) of Acquisition integration costs, (c) a $50 million reduction of revenue (pre-tax), write-offs of $43 million (pre-tax) of certain accounts receivable and regulatory assets of RIE and $5 million (pre-tax) of expenses accrued in support of Rhode Island's decarbonization goals, all of which were conditions of the Acquisition, and (d) the income tax effect of these items, which was tax effected at the statutory federal income tax rate of 21%.

Non-recurring items included in the 2021 pro forma financial information include: (a) $38 million (pre-tax) of Acquisition integration costs and (b) the income tax effect of this item, which was tax effected at the statutory federal income tax rate of

21%. Losses from the discontinued operations (net of income taxes) of PPL of $1,498 million in 2021 were excluded from the pro forma amount above.

Divestitures

Sale of Safari Holdings

On September 29, 2022, PPL signed a definitive agreement to sell all of Safari Holdings membership interests to Aspen Power Services, LLC (Aspen Power). On November 1, 2022, PPL completed the sale (the Transaction).

A loss on sale of $60 million ($46 million net of tax benefit) was recorded in "Other operation and maintenance" on the Statement of Income for the year ended December 31, 2022. As a result of the Transaction, $53 million of goodwill previously presented in the Corporate and Other category for segment reporting purposes was written-off.

The accounting for the closing of the Transaction was substantially completed in the fourth quarter of 2022. Final closing adjustments are expected to be completed in the first quarter of 2023.

In connection with the closing of the Transaction, PPL provided certain guarantees and other assurances. See Note 14 to the Financial Statements for additional information.

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

Summarized Results of Discontinued Operations

The operations of the U.K. utility business are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income. Following are the components of discontinued operations in the Statements of Income for the years ended December 31:

	2022	2021	2020
Operating Revenues	$—	$1,344	$2,133
Operating Expenses	—	467	916
Other Income (Expense) - net	—	202	167
Interest Expense (a)	—	209	367
Income before income taxes	—	870	1,017
Loss on sale	—	(1,609)	—
Income tax (benefit) expense	(42)	759	188
Income (Loss) from Discontinued Operations (net of income taxes)	$42	$(1,498)	$829

(a)No interest from corporate level debt was allocated to discontinued operations.
10. Leases

(All Registrants)

LG&E and KU have entered into various operating leases primarily for office space, vehicles and railcars. The leases generally have fixed payments with expiration dates ranging from 2023 to 2040, some of which have options to extend the leases from one year to ten years and some have options to terminate at LG&E's and KU's discretion.

PPL has also entered into various operating leases primarily for office and warehouse space. These leases generally have fixed payments with expiration dates ranging from 2024 through 2030. RIE has various operating leases, primarily related to a transmission line, buildings, land, and fleet vehicles used to support the electric and gas operations, with lease terms ranging between 1 and 50 years. In measuring lease liabilities, the Company excludes variable lease payments, other than those that depend on an index or rate, or are in substance fixed payments, and includes lease payments made at or before the commencement date. The variable lease payments were not material for the year ended December 31, 2022.

PPL Electric also has operating leases which do not have a significant impact to its operations.

(PPL, LG&E and KU)

Lessee Transactions

The following table provides the components of lease cost for the Registrants' operating leases for the years ended December 31:

	2022	2021	2020
PPL
Lease cost:
Operating lease cost	$20	$24	$28
Short-term lease cost	6	6	7
Total lease cost	$26	$30	$35

LG&E
Lease cost:
Operating lease cost	$6	$6	$8
Short-term lease cost	1	1	1
Total lease cost	$7	$7	$9

KU
Lease cost:
Operating lease cost	$9	$10	$13
Short-term lease cost	2	1	1
Total lease cost	$11	$11	$14

The following table provides other key information related to the Registrants' operating leases at December 31:

	2022	2021	2020
PPL
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26	$23	$24
Right-of-use asset obtained in exchange for new operating lease liabilities	15	12	17

LG&E
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8	$6	$7
Right-of-use asset obtained in exchange for new operating lease liabilities	4	4	6

KU
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12	$10	$11
Right-of-use asset obtained in exchange for new operating lease liabilities	5	7	9

The following table provides the total future minimum rental payments for operating leases, as well as a reconciliation of these undiscounted cash flows to the lease liabilities recognized on the Balance Sheets as of December 31, 2022.

	PPL	LG&E	KU
2023	$24	$6	$9
2024	17	5	7
2025	12	3	4
2026	5	1	1
2027	4	1	—
Thereafter	7	—	—
Total	$69	$16	$21

Weighted-average discount rate	3.1%	3.17%	3.4%
Weighted-average remaining lease term (in years)	4	3	3
Current lease liabilities (a)	$22	$6	$8
Non-current lease liabilities (a)	42	9	12
Right-of-use assets (b)	60	13	19

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

Lessor Transactions

Third parties leased land from LG&E and KU at certain generation plants to produce refined coal used to generate electricity. The leases were operating leases and expired in 2021. Payments were allocated among lease and non-lease components as stated in the agreements. Lease payments were fixed or determined based on the amount of refined coal used in electricity generation at the facility. Payments received were primarily recorded as a regulatory liability and amortized in accordance with regulatory approvals. There are certain leases in which RIE is the lessor. Revenue under such leases was immaterial for the year ended December 31, 2022.

The following table shows the lease income recognized for the years ended December 31:

	2022	2021	2020
PPL	$6	11	16
LG&E	2	5	6
KU	—	5	9

11. Stock-Based Compensation

(PPL and PPL Electric)

Under the SIP and the ICPKE (together, the Plans), restricted shares of PPL common stock, restricted stock units, performance units and stock options may be granted to officers and other key employees of PPL, PPL Electric and other affiliated companies. Awards under the Plans are made by the Compensation Committee of the PPL Board of Directors, in the case of the SIP, and by the PPL Corporate Leadership Council (CLC), in the case of the ICPKE.

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

The weighted-average grant date fair value of restricted stock units granted was:

	2022	2021	2020
PPL	$27.52	$28.00	$35.30
PPL Electric	26.66	27.96	35.37

Restricted stock unit activity for 2022 was:

	Restricted Shares/Units	Weighted- Average Grant Date Fair Value Per Share
PPL
Nonvested, beginning of period	1,004,583	$31.19
Granted	620,708	27.52
Vested	(427,095)	31.55
Forfeited	(15,779)	29.61
Nonvested, end of period	1,182,417	29.16

PPL Electric
Nonvested, beginning of period	131,287	$31.50
Transfer between registrants	(30,353)	30.03
Granted	51,832	26.66
Vested	(41,233)	32.19
Forfeited	(1,747)	32.19
Nonvested, end of period	109,786	28.91

Substantially all restricted stock unit awards are expected to vest.

The total fair value of restricted stock units vesting for the years ended December 31 was:

	2022	2021	2020
PPL	$12	$8	$19
PPL Electric	1	1	3

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

The weighted-average assumptions used in the model were:

	2022	2021	2020
Expected stock volatility	22.79%	27.81%	15.64%
Expected life	3 years	3 years	3 years

The weighted-average grant date fair value of TSR performance units granted was:

	2022	2021	2020
PPL	$34.27	$32.44	$37.63
PPL Electric	34.42	32.92	38.64

TSR performance unit activity for 2022 was:

	TSR Performance Units	Weighted- Average Grant Date Fair Value Per Share
PPL
Nonvested, beginning of period	633,773	$34.68
Granted	298,795	34.27
Forfeited (a)	(245,861)	35.48
Nonvested, end of period	686,707	34.21

	TSR Performance Units	Weighted- Average Grant Date Fair Value Per Share

PPL Electric
Nonvested, beginning of period	15,354	$34.36
Granted	14,238	34.42
Forfeited (a)	(3,113)	35.58
Nonvested, end of period	26,479	34.25

(a)Primarily related to the forfeiture of 2019 domestic performance units as performance during the period was below the minimum established performance threshold, which resulted in no payout.

For the year ended December 31, 2021, $2 million of TSR performance units vested. All awards vested were associated with the sale of the U.K. utility business. See Note 9 for additional information on the sale of the U.K. utility business. No TSR performance units vested for the years ended December 31, 2022 and 2020. Amounts for PPL Electric are insignificant.

Performance Units - Return on Equity

In 2017, PPL changed its executive compensation mix to add performance units based on achievement of a corporate Return on Equity (ROE). ROE performance units were intended to further align compensation with the company’s strategy and reward for future corporate performance. The Compensation Committee, eliminated the use of ROE performance units due to changes in its long-term incentive mix beginning in January 2022.

Payout of these performance units will be based on the calculated average of the annual corporate ROE for each year of the three-year performance period for PPL Corporation. In light of the transformational nature of the sale of the U.K. utility business in 2021, PPL’s ROE-based performance units issued for 2021 were based on a one-year performance period from January 1, 2021 to December 31, 2021; however, these units retained the three year vesting schedule and other characteristics. ROE performance units represent a target number of shares (Target Award) of PPL's common stock that the recipient would receive upon PPL's attainment of the applicable ROE performance goal. ROE performance units can be paid up to 200% of the Target Award or forfeited with no payout if performance is below a minimum established performance threshold. Dividends payable during the performance cycle accumulate and are converted into additional performance units and are payable in shares of PPL common stock upon completion of the performance period based on the Compensation Committee's determination of achievement of the performance goals. Under the plan provisions, these performance units are subject to forfeiture upon termination of employment other than retirement, disability or death of an employee.

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

The weighted-average grant date fair value of ROE performance units granted was:

	2022	2021	2020
PPL	$30.81	$30.08	$34.95
PPL Electric	30.70	29.39	35.59

ROE performance unit activity for 2022 was:

	ROE Performance Unit	Weighted- Average Grant Date Fair Value Per Share
PPL
Nonvested, beginning of period	722,353	$31.28
Granted (a)	257,199	30.81
Vested	(470,182)	30.76
Nonvested, end of period	509,370	31.53

PPL Electric
Nonvested, beginning of period	15,354	$30.27
Granted (a)	3,663	30.70
Vested	(6,311)	30.78
Nonvested, end of period	12,706	30.14
(a)Represents attainment updates to the 2019 awards that paid out at 200% of target, as well as dividend equivalents that accumulated on outstanding 2020 and 2021 awards.
The total fair value of ROE performance units vesting for the years ended December 31 was:

	2022	2021	2020
PPL	$12	$16	$8
PPL Electric	—	—	1
Performance Units - Earnings Growth

Beginning in 2022, PPL changed its executive compensation mix to add performance units based on achievement of corporate earnings growth (EG) metrics. EG performance units are intended to further align executive compensation with the company’s future strategy.

Payout of these performance units will be based on the earnings growth above the projected midpoint of ongoing earnings for the three-year performance period for PPL Corporation. EG performance units represent a target number of shares (Target Award) of PPL's common stock that the recipient would receive upon PPL's attainment of the applicable EG performance goal. EG performance units can be paid up to 200% of the Target Award or forfeited with no payout if performance is below a minimum established performance threshold. Dividends payable during the performance cycle accumulate and are converted into additional performance units and are payable in shares of PPL common stock upon completion of the performance period based on the Compensation Committee's determination of achievement of the performance goals. Under the plan provisions, these performance units are subject to forfeiture upon termination of employment other than retirement, disability or death of an employee.

The fair value of each EG performance unit is based on the closing price of PPL Common Stock on the date of grant. The fair value of EG performance units is recognized on a straight-line basis over the service period or through the date at which the employee reaches retirement eligibility. The fair value awards granted to retirement-eligible employees is recognized as compensation expense immediately upon the date of grant. As these awards are based on performance conditions, the level of attainment is monitored each reporting period and compensation expense is adjusted based on the expected attainment level.

The weighted-average grant date fair value of EG performance units granted was:

2022
PPL	$29.29
PPL Electric	29.35

EG performance unit activity for 2022 was:

	EG Performance Unit	Weighted- Average Grant Date Fair Value Per Share
PPL
Nonvested, beginning of period	—	$—
Granted	141,880	29.29
Nonvested, end of period	141,880	29.29

PPL Electric
Nonvested, beginning of period	—	$—
Granted	6,888	29.35
Nonvested, end of period	6,888	29.35

Performance Units - Environmental, Social and Governance

Beginning in 2022, PPL changed its executive compensation mix to add performance units based on environmental, social and governance (ESG) metrics. ESG performance units are tied to climate-related performance and intended to further align executive compensation with the company’s future strategy.

Payout of these performance units will be based on the attainment of reductions in company vehicle emissions and building energy use, as well as the retirement of Mill Creek Unit 1, a coal-fired generating facility in Kentucky. ESG performance units can be paid up to 200% of the Target Award or forfeited with no payout if performance is below a minimum established performance threshold. Dividends payable during the performance cycle accumulate and are converted into additional performance units and are payable in shares of PPL common stock upon completion of the performance period based on the Compensation Committee's determination of achievement of the performance goals. Under the plan provisions, these performance units are subject to forfeiture upon termination of employment other than retirement, disability or death of an employee.

The fair value of each ESG performance unit is based on the closing price of PPL Common Stock on the date of grant. The fair value of ESG performance units is recognized on a straight-line basis over the service period or through the date at which the employee reaches retirement eligibility. The fair value awards granted to retirement-eligible employees is recognized as compensation expense immediately upon the date of grant. As these awards are based on performance conditions, the level of attainment is monitored each reporting period and compensation expense is adjusted based on the expected attainment level.

The weighted-average grant date fair value of ESG performance units granted was:

2022
PPL	$29.29
PPL Electric	29.35

ESG performance unit activity for 2022 was:

	ESG Performance Unit	Weighted- Average Grant Date Fair Value Per Share
PPL
Nonvested, beginning of period	—	$—
Granted	141,880	29.29
Nonvested, end of period	141,880	29.29

PPL Electric
Nonvested, beginning of period	—	$—
Granted	6,888	29.35
Nonvested, end of period	6,888	29.35

Stock Options

PPL's Compensation, Governance and Nominating Committee, now known as the Compensation Committee, eliminated the use of stock options due to changes in its long-term incentive mix beginning in January 2014.

Under the Plans, stock options had been granted with an option exercise price per share not less than the fair value of PPL's common stock on the date of grant. Options outstanding at December 31, 2022, are fully vested. All options expire no later than 10 years from the grant date. The options become exercisable immediately in certain situations, as defined by each of the Plans.

Stock option activity for 2022 was:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Total Intrinsic Value
PPL
Outstanding at beginning of period	766,002	$26.57
Exercised	(594,450)	26.44
Outstanding and exercisable at end of period	171,552	27.04	0.1	$—

For 2022, 2021 and 2020, PPL received $18 million, $10 million and $8 million in cash from stock options exercised. The total intrinsic value of stock options exercised was insignificant in each of those years. The related income tax benefits realized were not significant.

Compensation Expense

Compensation expense for restricted stock, restricted stock units, performance units and stock options accounted for as equity awards was:

	2022	2021	2020
PPL	$36	$34	$28
PPL Electric	2	11	10

The income tax benefit related to above compensation expense was as follows:

	2022	2021	2020
PPL	$10	$10	$8
PPL Electric	1	3	3

At December 31, 2022, unrecognized compensation expense related to nonvested stock awards was:

	Unrecognized Compensation Expense	Weighted- Average Period for Recognition
PPL	$23	1.8
PPL Electric	2	1.8

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

The Rhode Island defined benefit plans provide most union employees, as well as non-union employees hired before January 1, 2011, with a retirement benefit. Supplemental non-qualified, non-contributory executive retirement programs provide additional defined pension benefits for certain executives.

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

The Rhode Island postretirement benefit plans provide health care and life insurance coverage to eligible retired employees. Eligibility is based on age and length of service requirements and, in most cases, retirees must contribute to the cost of their coverage.

(PPL)

The following table provides the components of net periodic defined benefit costs (credits) for PPL's pension and other postretirement benefit plans for the years ended December 31.

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Net periodic defined benefit costs (credits):
Service cost	$51	$56	$56	$7	$6	$6
Interest cost	144	121	146	20	16	19
Expected return on plan assets	(276)	(255)	(246)	(28)	(23)	(21)
Amortization of:
Prior service cost (credit)	8	8	9	1	1	1
Actuarial (gain) loss	51	93	89	(5)	(1)	—
Net periodic defined benefit costs (credits) prior to settlements and termination benefits	(22)	23	54	(5)	(1)	5
Settlements (a)	23	18	23	—	—	—
Net periodic defined benefit costs (credits)	$1	$41	$77	$(5)	$(1)	$5

Other Changes in Plan Assets and Benefit Obligations Recognized in OCI and Regulatory Assets/Liabilities - Gross:
Net (loss)/gain allocated at acquisition	$33	$—	$—	$(49)	$—	$—
Settlement	(23)	(18)	(23)	—	—	—
Net (gain) loss	242	42	(221)	—	(53)	(6)
Prior service cost (credit)	—	3	1	—	—	5
Amortization of:
Prior service (cost) credit	(8)	(8)	(9)	(1)	(1)	(1)
Actuarial gain (loss)	(51)	(93)	(89)	5	1	—
Total recognized in OCI and regulatory assets/liabilities	193	(74)	(341)	(45)	(53)	(2)

Total recognized in net periodic defined benefit costs, OCI and regulatory assets/liabilities	$194	$(33)	$(264)	$(50)	$(54)	$3

(a)Settlement charges incurred as a result of the amount of lump sum payment distributions, primarily from the LKE qualified pension plan. In accordance with existing regulatory accounting treatment, LG&E and KU have primarily maintained the settlement charge in regulatory assets to be amortized in accordance with existing regulatory practice. The portion of the settlement attributed to LKE's operations outside of the jurisdiction of the KPSC has been charged to expense.

For PPL's pension and postretirement benefits, the amounts recognized in OCI and regulatory assets/liabilities for the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
OCI	$142	$(70)	$(428)	$13	$(42)	$(12)
Regulatory assets/liabilities	51	(4)	87	(58)	(11)	10
Total recognized in OCI and regulatory assets/liabilities	$193	$(74)	$(341)	$(45)	$(53)	$(2)

(PPL and LG&E)

PPL and LG&E use base mortality tables issued by the Society of Actuaries for all defined benefit pension and other postretirement benefit plans. The Pri-2012 base table and the MP-2020 projection scale with varying adjustment factors based on the underlying demographic and geographic differences and experience of the plan participants was used for all periods.

The following weighted-average assumptions were used in the valuation of the benefit obligations at December 31.

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
PPL
Discount rate	5.80%	3.15%	5.81%	3.13%
Rate of compensation increase	3.77%	3.76%	3.78%	3.77%

The following weighted-average assumptions were used to determine the net periodic defined benefit costs for the years ended December 31.

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
PPL
Discount rate	3.35%	2.92%	3.64%	3.54%	2.84%	3.60%
Rate of compensation increase	3.74%	3.76%	3.79%	2.84%	3.75%	3.76%
Expected return on plan assets	7.25%	7.25%	7.25%	6.52%	6.48%	6.44%

(a)The expected long-term rates of return for pension and other postretirement benefits are based on management's projections using a best-estimate of expected returns, volatilities and correlations for each asset class. Each plan's specific current and expected asset allocations are also considered in developing a reasonable return assumption.

(PPL)

The following table provides the assumed health care cost trend rates for the years ended December 31:

	2022	2021	2020
PPL
Health care cost trend rate assumed for next year
– obligations	6.50%	6.25%	6.50%
– cost	6.25%	6.50%	6.60%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
– obligations	5.00%	5.00%	5.00%
– cost	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate
– obligations	2029	2027	2027
– cost	2027	2027	2024

The funded status of PPL's plans at December 31 was as follows:

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
Change in Benefit Obligation
Benefit Obligation, beginning of period	$3,989	$4,251	$504	$573
Service cost	51	56	7	6
Interest cost	144	121	20	16
Participant contributions	—	—	9	14
Plan amendments	—	2	—	—
Actuarial (gain) loss	(1,026)	(88)	(114)	(50)
Acquisition (a)	553	—	163	—
Settlements	(111)	(106)	—	—
Gross benefits paid	(267)	(247)	(55)	(55)
Benefit Obligation, end of period	3,333	3,989	534	504

Change in Plan Assets
Plan assets at fair value, beginning of period	3,887	4,068	367	367
Actual return on plan assets	(992)	125	(86)	25
Employer contributions	9	47	19	18
Participant contributions	—	—	7	11
Acquisition (a)	623	—	160	—
Settlements	(111)	(106)	—	—
Gross benefits paid	(267)	(247)	(50)	(54)
Plan assets at fair value, end of period	3,149	3,887	417	367

Funded Status, end of period	$(184)	$(102)	$(117)	$(137)

Amounts recognized in the Balance Sheets consist of:
Noncurrent asset	$33	$91	$9	$—
Current liability	(10)	(10)	(14)	(15)
Noncurrent liability	(207)	(183)	(112)	(122)
Net amount recognized, end of period	$(184)	$(102)	$(117)	$(137)

Amounts recognized in AOCI and regulatory assets/liabilities (pre-tax) consist of:
Prior service cost (credit)	$14	$22	$11	$12
Net actuarial (gain) loss	827	626	(95)	(51)
Total	$841	$648	$(84)	$(39)

Total accumulated benefit obligation for defined benefit pension plans	$3,197	$3,786
(a)Related to the pension and other postretirement plans assumed for the employees of Rhode Island Energy. See Note 9 for additional details on the acquisition of Narragansett Electric.

For PPL's pension and other postretirement benefit plans, the amounts recognized in AOCI and regulatory assets/liabilities at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
AOCI	$183	$239	$13	$(2)
Regulatory assets/liabilities	658	409	(97)	(37)
Total	$841	$648	$(84)	$(39)

The actuarial gain for pension plans in 2022 was primarily related to a change in the discount rate used to measure the benefit obligations of those plans. The actuarial gain for pension plans in 2021 was related to a change in the discount rate used to measure the benefit obligations of those plans.

The following tables provide information on pension plans where the projected benefit obligation (PBO) or accumulated benefit obligation (ABO) exceed the fair value of plan assets:

	PBO in excess of plan assets
	2022	2021
Projected benefit obligation	$2,818	$193
Fair value of plan assets	2,601	—

	ABO in excess of plan assets
	2022	2021
Accumulated benefit obligation	$1,720	$177
Fair value of plan assets	1,581	—

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

	2022	2021
Pension	$(34)	$42
Other postretirement benefits	(60)	(78)

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

	2022	2021
Pension	$41	$85
Other postretirement benefits	(41)	(51)

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

	2022	2021
Pension	$44	$75
Other postretirement benefits	(9)	(6)

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

Target allocation ranges have been developed for each portfolio based on input from external consultants with a goal of limiting funded status volatility. The EBPB monitors the investments in each portfolio and seeks to obtain a target portfolio that emphasizes reduction of risk of loss from market volatility. In pursuing that goal, the EBPB establishes revised guidelines from time to time. EBPB investment guidelines as of the end of 2022 are presented below.

The asset allocation for the trust and the target allocation by portfolio at December 31 are as follows:

	Percentage of trust assets		2022
	2022	2021	Target Asset Allocation
Growth Portfolio	55%	55%	55%
Equity securities	31%	32%
Debt securities (a)	13%	13%
Alternative investments	11%	10%
Immunizing Portfolio	43%	43%	43%
Debt securities (a)	33%	35%
Derivatives (b)	10%	8%
Liquidity Portfolio	2%	2%	2%
Total	100%	100%	100%

(a)Includes commingled debt funds, which PPL treats as debt securities for asset allocation purposes.
(b)Includes posted collateral to support derivative instruments subject to counterparty risk.

(PPL)

The fair value of net assets in the Master Trust by asset class and level within the fair value hierarchy was:

	December 31, 2022				December 31, 2021
	Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL Services Corporation Master Trust
Cash and cash equivalents	$306	$306	$—	$—	$266	$266	$—	$—
Equity securities:
U.S. Equity	34	34	—	—	41	41	—	—
U.S. Equity fund measured at NAV (a)	574	—	—	—	754	—	—	—
International equity fund at NAV (a)	403	—	—	—	511	—	—	—
Commingled debt measured at NAV (a)	526	—	—	—	677	—	—	—
Debt securities:
U.S. Treasury and U.S. government sponsored agency	153	153	—	—	281	280	1	—
Corporate	834	—	818	16	1,039	—	1,019	20
Other	14	—	14	—	14	—	14	—
Alternative investments:
Real estate measured at NAV (a)	60	—	—	—	69	—	—	—
Private equity measured at NAV (a)	96	—	—	—	92	—	—	—
Private credit partnerships measured at NAV (a)	6	—	—	—	2	—	—	—
Hedge funds measured at NAV (a)	194	—	—	—	236	—	—	—
Derivatives	8	—	8	—	35	—	35	—
PPL Services Corporation Master Trust assets, at fair value	3,208	$493	$840	$16	4,017	$587	$1,069	$20
Receivables and payables, net (b)	67				25
401(h) accounts restricted for other postretirement benefit obligations	(126)				(155)
Total PPL Services Corporation Master Trust pension assets	$3,149				$3,887

(a)In accordance with accounting guidance, certain investments that are measured at fair value using the net asset value per share (NAV), or its equivalent, have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.
(b)Receivables and payables, net represents amounts for investments sold/purchased but not yet settled along with interest and dividends earned but not yet received.

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2022 is as follows:

Corporate debt
Balance at beginning of period	$20
Actual return on plan assets:
Relating to assets still held at the reporting date	(2)
Relating to assets sold during the period	2
Purchases, sales and settlements	(4)
Balance at end of period	$16

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2021 is as follows:

Corporate debt
Balance at beginning of period	$15
Purchases, sales and settlements	5
Balance at end of period	$20

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

Investments in private credit represent pools of actively managed loans that span capital structure and borrower type. Strategies carry different types and levels of risk. Returns from those strategies will vary in terms of yield, fees generated, loan loss rates and the pace of principal repayment. Investments have limited lives of approximately 2-8 years. The investment cannot be redeemed with the general partner; however, the interest may be sold to other parties, subject to the general partner’s approval. Fair value is based on an ownership interest in partners’ capital to which a proportionate share of net assets is attributed.

At December 31, 2022, the Master Trust had unfunded commitments of $116 million that may be required during the lives of the partnerships.

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

	Percentage of plan assets		Target Asset Allocation
	2022	2021	2022
Asset Class
Equity securities	45%	45%	44%
Debt securities (a)	48%	52%	50%
Cash and cash equivalents (b)	7%	3%	6%
Total	100%	100%	100%

(a)Includes commingled debt funds and debt securities.
(b)Includes money market funds.

The fair value of assets in the other postretirement benefit plans by asset class and level within the fair value hierarchy was:

	December 31, 2022				December 31, 2021
	Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds	$19	$19	$—	$—	$6	$6	$—	$—
Equity securities:
Large-cap equity fund measure at NAV (a)	71	—	—	—	96	—	—	—
Commingled debt fund measured at NAV (a)	77	—	—	—	75	—	—	—
Global equity exchange-traded fund	61	61	—	—	—	—	—	—
Long-term bond exchange-traded fund	65	65	—	—	—	—	—	—
Debt securities:
Corporate bonds	—	—	—	—	38	—	38	—
Total VEBA trust assets, at fair value	293	$145	$—	$—	215	$6	$38	$—
Receivables and payables, net (b)	(2)				(3)
401(h) account assets	126				155
Total other postretirement benefit plan assets	$417				$367

(a)In accordance with accounting guidance certain investments that are measured at fair value using the net asset value per share (NAV), or its equivalent, have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.
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

Investments in global equity exchange-traded fund represents a passively-managed pooled investment vehicle that invests in developed market equities and is designed to track the performance of the MSCI World Index. Fair value measurements can be obtained from a quoted price on the exchange. Redemptions can be made daily on this fund.

Investments in long-term bond exchange-traded fund represents a passively-managed pooled investment vehicle that is designed to track the performance of the Bloomberg U.S. Long Government/Credit Float Adjusted Index, which includes all medium and larger issues of U.S. Government, investment-grade corporate and investment-grade international dollar-denominated bonds that have maturities of greater than 10 years. Fair value measurements can be obtained from a quoted price on the exchange. Redemptions can be made daily on this fund.

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

Expected Cash Flows - Defined Benefit Plans (PPL)

PPL does not plan to contribute to its pension plans in 2023, as PPL's defined benefit pension plans have the option to utilize available prior year credit balances to meet current and future contribution requirements.

PPL sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets. PPL expects to make approximately $10 million of benefit payments under these plans in 2023.

PPL is not required to make contributions to its other postretirement benefit plans but has historically funded these plans in amounts equal to the postretirement benefit costs recognized. Continuation of this past practice would cause PPL to contribute $27 million to its other postretirement benefit plans in 2023.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans and the following federal subsidy payments are expected to be received by PPL.

		Other Postretirement
	Pension	Benefit Payment	Expected Federal Subsidy
2023	$282	$51	$—
2024	281	50	—
2025	283	49	—
2026	280	48	—
2027	275	48	—
2028-2032	1,327	225	1

Savings Plans (All Registrants)

Substantially, all employees of PPL's subsidiaries are eligible to participate in deferred savings plans (401(k)s). Employer contributions to the plans were:

	2022	2021	2020
PPL	$36	$29	$29
PPL Electric	6	5	6
LG&E	7	7	6
KU	5	5	5

13. Jointly Owned Facilities

(PPL, LG&E and KU)

At December 31, 2022 and 2021, the Balance Sheets reflect the owned interests in the generating plants listed below.

	Ownership Interest	Electric Plant	Accumulated Depreciation	Construction Work in Progress
PPL
December 31, 2022
Trimble County Unit 1	75.00%	$455	$94	$1
Trimble County Unit 2	75.00%	1,372	276	148

December 31, 2021
Trimble County Unit 1	75.00%	$457	$79	$—
Trimble County Unit 2	75.00%	1,360	247	121

LG&E
December 31, 2022
E.W. Brown Units 6-7	38.00%	$53	$25	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	51	27	—
Trimble County Unit 1	75.00%	455	94	1
Trimble County Unit 2	14.25%	384	66	78
Trimble County Units 5-6	29.00%	36	16	—
Trimble County Units 7-10	37.00%	81	36	—
Cane Run Unit 7	22.00%	126	21	2
E.W. Brown Solar Unit	39.00%	10	3	—
Solar Share	44.00%	3	—	—

December 31, 2021
E.W. Brown Units 6-7	38.00%	$53	$24	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	51	25	—
Trimble County Unit 1	75.00%	457	79	—
Trimble County Unit 2	14.25%	379	57	64
Trimble County Units 5-6	29.00%	36	15	—
Trimble County Units 7-10	37.00%	81	34	—
Cane Run Unit 7	22.00%	125	19	—
E.W. Brown Solar Unit	39.00%	10	2	—
Solar Share	44.00%	2	—	—

KU
December 31, 2022
E.W. Brown Units 6-7	62.00%	$87	$42	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	45	23	—
Trimble County Unit 2	60.75%	987	210	70
Trimble County Units 5-6	71.00%	84	38	—
Trimble County Units 7-10	63.00%	133	61	—
Cane Run Unit 7	78.00%	446	77	6
E.W. Brown Solar Unit	61.00%	16	5	—
Solar Share	56.00%	4	—	—

December 31, 2021
E.W. Brown Units 6-7	62.00%	$88	$40	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	45	22	—
Trimble County Unit 2	60.75%	981	190	57
Trimble County Units 5-6	71.00%	84	36	—
Trimble County Units 7-10	63.00%	133	57	—
Cane Run Unit 7	78.00%	444	70	—
E.W. Brown Solar Unit	61.00%	16	4	—
Solar Share	56.00%	3	—	—

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

14. Commitments and Contingencies

Energy Purchase Commitments

(PPL, LG&E and KU)

LG&E and KU enter into purchase contracts to supply the coal and natural gas requirements for generation facilities and LG&E's retail natural gas supply operations. These contracts include the following commitments:

Contract Type	Maximum Maturity Date
Natural Gas Fuel	2024
Natural Gas Retail Supply	2023
Coal	2027
Coal Transportation and Fleeting Services	2027
Natural Gas Transportation	2030

LG&E and KU have a PPA with OVEC expiring in June 2040. See footnote (e) to the table in "Guarantees and Other Assurances" below for information on the OVEC power purchase contract. Future obligations for power purchases from OVEC are demand payments, comprised of debt-service payments and contractually-required reimbursements of plant operating, maintenance and other expenses, and are projected as follows:

	LG&E	KU	Total
2023	$24	$10	$34
2024	22	10	32
2025	22	10	32
2026	22	10	32
2027	22	10	32
Thereafter	184	81	265
Total	$296	$131	$427

LG&E and KU had total energy purchases under the OVEC PPA for the years ended December 31 as follows:

	2022	2021	2020
LG&E	$21	$13	$12
KU	9	6	6
Total	$30	$19	$18

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

These contracts include the following commitments:

Contract Type	Maximum Maturity Date
Electric power	2024
Gas-related	Beyond 2027

RIE’s commitments under these long-term contracts subsequent to December 31, 2022 are summarized in the table below.

	Total	2023	2024-2025	2026-2027	Thereafter

Energy Purchase Obligations	$995	$471	$172	$73	$279

Long-term Contracts for Renewable Energy (PPL)

Several of the obligations included in the table above relate to certain long-term contracts for renewable energy, including:

•the Deepwater Wind PPA, involving a proposal for a small-scale renewable energy generation project of up to eight offshore wind turbines with an aggregate nameplate capacity of up to 30 MW to benefit the Town of New Shoreham and an underwater cable to Block Island, which entered into service in October 2016;
•the Three-State Procurement, involving eight long-term contracts pursuant to the Rhode Island Long-Term Contracting Standard (LTCS) of which 36.75 MW is currently operational and with respect to which RIE collects 2.75% remunerations in the annual payments pursuant to the LTCS; and
•the Offshore Wind Energy Procurement, pursuant to a 20-year PPA with Deep Water Wind Rev I, LLC (Revolution Wind), with an expected capacity of 408 MW expected to be operational in 2024; this contract was approved without remuneration but allows RIE to seek costs incurred under the agreement.

In addition, RIE is obligated under the LTCS (as amended in 2014) to annually solicit for renewable projects until 90 MW of renewable contracting capacity has been secured. The RIPUC-approved solicitations currently in service include: (i) a 15-year PPA with Orbit Energy Rhode Island, LLC for a 3.2 MW nameplate anaerobic digester biogas project located in Johnston, Rhode Island, placed in service in 2017, (ii) a 15-year PPA with Black Bear Development Holdings, LLC for a 3.9 MW nameplate run-of-river hydroelectric plant located in Orono, Maine, placed in service in 2013, and (iii) a 15-year PPA with Copenhagen Wind Farm, LLC for an 80 MW nameplate land-based wind project located in Denmark, New York, placed in service in 2018. RIE will be required to backfill approximately 12 MW of renewable contracting capacity to fulfill the required 90 MW under LTCS.

In addition to the LTCS, in July 2022, Rhode Island passed an amendment to the Affordable Clean Energy Security Act (ACES) that requires RIE to issue a request for proposals (RFP) for at least 600 MW but no greater than 1,000 MW of newly developed offshore wind capacity no later than October 15, 2022. The RFP was issued on October 14, 2022 following a public comment period. Based upon the RFP issued on October 14, 2022, and subsequently revised on November 7, 2022, RIE anticipates conditional project selection in June 2023. RIE must negotiate in good faith to achieve a commercially reasonable contract and must file such contract with the RIPUC for approval no later than March 15, 2024, unless RIE can show that the bids are unlikely to lead to a contract that meets all of the statutory requirements.

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

Talen Litigation

Background (PPL)

In September 2013, one of PPL's former subsidiaries, PPL Montana entered into an agreement to sell its hydroelectric generating facilities. In June 2014, PPL and PPL Energy Supply, the parent company of PPL Montana, entered into various definitive agreements with affiliates of Riverstone to spin off PPL Energy Supply and ultimately combine it with Riverstone's competitive power generation businesses to form a stand-alone company named Talen Energy. In November 2014, after executing the spinoff agreements but prior to the closing of the spinoff transaction, PPL Montana closed the sale of its hydroelectric generating facilities. Subsequently, on June 1, 2015, the spinoff of PPL Energy Supply was completed. Following the spinoff transaction, PPL had no continuing ownership interest in or control of PPL Energy Supply. In connection with the spinoff transaction, PPL Montana became Talen Montana, LLC (Talen Montana), a subsidiary of Talen Energy and Talen Energy Marketing also became a subsidiary of Talen Energy. Talen Energy has owned and operated both Talen Montana and Talen Energy Marketing since the spinoff. At the time of the spinoff, affiliates of Riverstone acquired a 35% ownership interest in Talen Energy. Riverstone subsequently acquired the remaining interests in Talen Energy in a take private transaction in December 2016.

On October 29, 2018, Talen Montana Retirement Plan and Talen Energy Marketing filed a putative class action complaint on behalf of current and contingent creditors of Talen Montana who allegedly suffered harm or allegedly will suffer reasonably foreseeable harm as a result of the November 2014 distribution of proceeds from the sale of then-PPL Montana's hydroelectric generating facilities. The action was filed in the Sixteenth Judicial District of the State of Montana, Rosebud County, against PPL and certain of its affiliates and current and former officers and directors (Talen Putative Class Action). Plaintiffs asserted claims for, among other things, fraudulent transfer, both actual and constructive; recovery against subsequent transferees; civil conspiracy; aiding and abetting tortious conduct; and unjust enrichment. Plaintiffs sought avoidance of the purportedly fraudulent transfer, unspecified damages, including punitive damages, the imposition of a constructive trust, and other relief. In January 2020, PPL defendants filed a motion to dismiss the Second Amended Complaint or, in the alternative, to stay the proceedings pending the resolution of the below mentioned Delaware Action and on September 11, 2020, the Court granted PPL defendants' alternative Motion for a Stay.

On November 30, 2018, PPL, certain PPL affiliates, and certain current and former officers and directors (PPL plaintiffs) filed a complaint in the Court of Chancery of the State of Delaware seeking various forms of relief against Riverstone, Talen Energy and certain of their affiliates (Delaware Action), in response to and as part of the defense strategy for an action filed by Talen Montana, LLC (the Talen Direct Action, since dismissed) and the Talen Putative Class Action described above originally filed in Montana state court in October 2018. In the complaint, the PPL plaintiffs asked the Delaware Court of Chancery for declaratory and injunctive relief, including a declaratory judgment that under the separation agreement governing the spinoff of PPL Energy Supply, all related claims that arise must be heard in Delaware; that the statute of limitations in Delaware and the spinoff agreement bar these claims at this time; that PPL is not liable for the claims in either the Talen Direct Action or the Talen Putative Class Action because PPL Montana was solvent at all relevant times; and that the separation agreement requires that Talen Energy indemnify PPL for all losses arising from the debts of Talen Montana, among other things. PPL's complaint also sought damages against Riverstone for interfering with the separation agreement and against Riverstone affiliates for breach of the implied covenant of good faith and fair dealing. In October 2019, the Delaware Court of Chancery issued an opinion sustaining all of the PPL plaintiffs' claims except for the claim for breach of implied covenant of good faith and fair dealing.

Talen Energy Supply, LLC et al. and Talen Montana LLC v. PPL Corp., PPL Capital Funding, Inc., PPL Electric Utilities Corp., and PPL Energy Funding (PPL and PPL Electric)

On May 9, 2022, Talen Energy Supply, LLC and 71 affiliates, including Talen Montana, LLC, filed petitions for protection under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (Texas Bankruptcy Court).

On May 10, 2022, Talen Montana, LLC, as debtor-in-possession, filed a complaint initiating an adversary proceeding (Adversary Proceeding) in the Texas Bankruptcy Court against PPL Corporation, PPL Capital Funding, Inc., PPL Electric Utilities Corporation, and PPL Energy Funding Corporation. Similar to the litigation in Montana, the Adversary Proceeding seeks the recovery of an allegedly fraudulent transfer relating to PPL Montana’s November 2014 sale of hydroelectric assets to Northwestern and subsequent distribution of certain proceeds of that sale of approximately $900 million, reiterating claims that the parties had already been litigating.

Both the Talen Putative Class Action and Delaware Action have now been transferred to and consolidated in the Texas Bankruptcy Court. PPL has filed its Answer and asserted a Counterclaim against the Talen and Riverstone entities, similar to the claims previously asserted in the Delaware Action, and has filed a motion for partial summary judgment that was heard on October 31, 2022. Upon agreement by the parties, mediation will commence on February 22, 2023 before Judge David R. Jones of the Texas Bankruptcy Court.

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

On June 27, 2022, the RIPUC opened a new docket (RIPUC Docket 22-05-EE) to investigate RIE’s actions and the actions of its National Grid employees during the time RIE was a National Grid U.S. affiliate being provided services by National Grid USA Service Company, Inc. relating to the manipulation of the reporting of invoices affecting the calculation of past energy efficiency shareholder incentives and the resulting impact on customers. The Rhode Island Attorney General and National Grid USA intervened in the docket. On January 19, 2023, the Rhode Island Division of Public Utilities and Carriers (the Division) filed a motion to dismiss the docket without prejudice. As grounds for its motion, the Division stated that sufficient evidence exists in the docket to warrant an independent summary investigation by the Division, to include an audit of RIE, pursuant to Rhode Island General Laws Section 39-4-13. If the Division finds sufficient grounds, the Division may proceed to a formal hearing regarding the matters under investigation pursuant to Rhode Island General Laws Sections 39-4-14 and 39-4-15. Upon the conclusion of its investigation, the Division will provide the RIPUC with a report outlining the Division’s findings and final decision. On January 30, 2023, the Rhode Island Attorney General filed an objection to the Division’s motion to dismiss; RIE and National Grid each filed responses with the RIPUC requesting that any additional action taken by the RIPUC or the Division be considered after National Grid completes its internal investigation report to be filed with the RIPUC by March 1, 2023.

E.W. Brown Environmental Assessment (PPL and KU)

KU is undertaking extensive remedial measures at the E.W. Brown plant including closure of the former ash pond, implementation of a groundwater remedial action plan and performance of a corrective action plan including aquatic study of adjacent surface waters and risk assessment. The aquatic study and risk assessment are being undertaken pursuant to a 2017 agreed Order with the Kentucky Energy and Environment Cabinet (KEEC). KU conducted sampling of Herrington Lake in 2017 and 2018. In June 2019, KU submitted to the KEEC the required aquatic study and risk assessment, conducted by an independent third-party consultant, finding that discharges from the E.W. Brown plant have not had any significant impact on Herrington Lake and that the water in the lake is safe for recreational use and meets safe drinking water standards. On May 31, 2021, the KEEC approved the report and released a response to public comments. On August 6, 2021, KU submitted a Supplemental Remedial Alternatives Analysis report to the KEEC that outlines proposed additional fish, water, and sediment testing. On February 18, 2022, the KEEC provided approval to KU to proceed with the proposed sampling, which commenced in the spring of 2022. On November 17, 2022, KU submitted a Supplemental Performance Monitoring Report to the KEEC finding that there are no significant unaddressed risks to human health or the environment at the plant.

Air (PPL and LG&E)

Sulfuric Acid Mist Emissions

In June 2016, the EPA issued a notice of violation under the Clean Air Act alleging that LG&E violated applicable rules relating to sulfuric acid mist emissions at its Mill Creek plant. The notice alleges failure to install proper controls, failure to operate the facility consistent with good air pollution control practice and causing emissions exceeding applicable requirements or constituting a nuisance or endangerment. LG&E believes it has complied with applicable regulations during the relevant time period. On July 31, 2020, the U.S. Department of Justice and Louisville Metro Air Pollution Control District filed a complaint in the U.S. District Court for the Western District of Kentucky alleging violations specified in the EPA notice of violation and seeking civil penalties and injunctive relief. In October 2020, LG&E filed a motion to dismiss the complaint. In December 2020, the U.S. Department of Justice and the Louisville Metro Air Pollution Control District filed an amended complaint. In February 2021, LG&E filed a renewed motion to dismiss regarding the amended complaint. On February 23, 2022, the court entered a consent decree negotiated by the parties to resolve the violations alleged in the complaint. As required by the consent decree, LG&E paid a civil penalty on March 4, 2022 and subsequently commenced implementation of a supplemental environmental project (SEP). The agreed penalty and SEP do not have a significant impact on LG&E's operations or financial condition.

Water/Waste (PPL, LG&E and KU)

ELGs

In 2015, the EPA finalized ELGs for wastewater discharge permits for new and existing steam electricity generating facilities. These guidelines require deployment of additional control technologies providing physical, chemical and biological treatment and mandate operational changes including "no discharge" requirements for certain wastewaters. The implementation date for individual generating stations was to be determined by the states on a case-by-case basis according to criteria provided by the EPA. Legal challenges to the final rule were consolidated before the U.S. Court of Appeals for the Fifth Circuit. In April 2017, the EPA announced that it would grant petitions for reconsideration of the rule. In September 2017, the EPA issued a rule to postpone the compliance date for certain requirements. In October 2020, the EPA published final revisions to its best available technology standards for certain wastewaters and potential extensions to compliance dates (the Reconsideration Rule). The rule is expected to be implemented by the states or applicable permitting authorities in the course of their normal permitting activities. LG&E and KU are currently implementing responsive compliance strategies and schedules. Certain aspects of these compliance plans and estimates relate to developments in state water quality standards, which are separate from the ELG rule or its implementation. Certain costs are included in the Registrants' capital plans and expected to be recovered from customers through rate recovery mechanisms, but additional costs and recovery will depend on further regulatory developments at the state level. In August 2021, the EPA published a notice of rulemaking announcing that it will propose revisions to the Reconsideration Rule and determine "whether more stringent limitations and standards are appropriate." Compliance with the Reconsideration Rule is required during the pendency of the rulemaking process.

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

Superfund and Other Remediation

(All Registrants)

The Registrants are potentially responsible for investigating and remediating contamination under the federal Superfund program and similar state programs. Actions are under way at certain sites including former coal gas manufacturing plants in Pennsylvania, Rhode Island and Kentucky previously owned or operated by, or currently owned by predecessors or affiliates of, PPL subsidiaries.

Depending on the outcome of investigations at identified sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred. PPL, PPL Electric, LG&E and KU lack sufficient information about such additional sites to estimate any potential liability or range of reasonably possible losses, if any, related to these sites. Such costs, however, are not currently expected to be significant.

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

(PPL and PPL Electric)

PPL Electric is potentially responsible for a share of clean-up costs at certain sites including the Columbia Gas Plant site and the Brodhead site. Cleanup actions have been or are being undertaken at these sites as requested by governmental agencies, the costs of which have not been and are not expected to be significant to PPL Electric.

At December 31, 2022 and December 31, 2021, PPL Electric had a recorded liability of $11 million and $10 million representing its best estimate of the probable loss incurred to remediate the sites identified above.

(PPL)

RIE is potentially responsible for a share of clean-up costs at certain sites including former manufactured gas plant (MGP) facilities formerly owned by the Blackstone Valley Gas and Electric Company and the Rhode Island gas distribution assets of the New England Gas division of Southern Union Company and electric operations at certain RIE facilities. RIE is currently investigating and remediating, as necessary, those MGP sites and certain other properties under agreements with governmental agencies, the costs of which have not been and are not expected to be significant to PPL.

On December 31, 2022, RIE had a recorded liability of $100 million representing its best estimate of the remaining costs of environmental remediation activities. These undiscounted costs are expected to be incurred over approximately 30 years and to be subject to rate recovery. However, remediation costs for each site may be materially higher than estimated, depending on changing technologies and regulatory standards, selected end uses for each site, and actual environmental conditions encountered. RIE has recovered amounts from certain insurers and potentially responsible parties, and, where appropriate, may seek additional recovery from other insurers and from other potentially responsible parties, but it is uncertain whether, and to what extent, such efforts will be successful.

The RIPUC has approved two settlement agreements that provide for rate recovery of qualified remediation costs of certain contaminated sites located in Rhode Island and Massachusetts. Rate-recoverable contributions for electric operations of approximately $3 million are added annually to the Environmental Response Fund, along with interest and any recoveries from insurance carriers and other third-parties. In addition, RIE recovers approximately $1 million annually for gas operations under a distribution adjustment charge in which the qualified remediation costs are amortized over 10 years. See Note 7 for additional information on RIE's recorded environmental regulatory assets and liabilities.

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

PPL Electric, LG&E, KU and RIE monitor their compliance with the Reliability Standards and self-report or self-log potential violations of applicable reliability requirements whenever identified, and submit accompanying mitigation plans, as required. The resolution of a small number of potential violations is pending. Penalties incurred to date have not been significant. Any Regional Reliability Entity determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.

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

Gas - Security Directives (PPL and LG&E)

In May and July of 2021, the Department of Homeland Security’s (DHS) Transportation Security Administration (TSA) released two security directives applicable to certain notified owners and operators of natural gas pipeline facilities (including local distribution companies) that the TSA has determined to be critical. The TSA has determined that LG&E is critical, while RIE has not been notified of this distinction. The first security directive required notified owners/operators to implement cybersecurity incident reporting to the DHS, designate a cybersecurity coordinator, and perform a gap assessment of current entity cybersecurity practices against certain voluntary TSA security guidelines and report relevant results and proposed mitigation to applicable DHS agencies. The second security directive required notified entities to implement a significant number of specified cyber security controls and processes. LG&E does not believe the security directives have had or will have a significant impact on LG&E’s operations or financial condition.

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

(All Registrants)

The table below details guarantees provided as of December 31, 2022. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The Registrants believe the probability of expected payment/performance under each of these guarantees is remote, except for the guarantees and indemnifications related to the sale of Safari Holdings, which PPL believes are reasonably possible but not probable of occurring. For reporting purposes, on a consolidated basis, the guarantees of PPL include the guarantees of its subsidiary Registrants.

	Exposure at December 31, 2022		Expiration Date
PPL
Indemnifications related to certain tax liabilities related to the sale of the U.K. utility business	£50	(a)	2028
PPL guarantee of Safari payment obligations under certain sale/leaseback financing transactions related to the sale of Safari Holdings	$148	(b)	2028
PPL guarantee of Safari payment obligations under certain PPAs related to the sale of Safari Holdings	55	(c)
Indemnifications for losses suffered related to items not covered by Aspen Power's representation and warranty insurance associated with the sale of Safari Holdings	140	(d)	Various
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(e)

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
(b)PPL guaranteed the payment obligations of Safari under certain sale/leaseback financing transactions executed by Safari. These guarantees will remain in place until Safari exercises its option to buy-out the projects under the sale/leaseback financings by the year 2028. Safari will indemnify PPL for any payments made by PPL or claims against PPL under the sale/leaseback transaction guarantees up to $25 million. The estimated maximum exposure of this guarantee is $148 million.
(c)PPL guaranteed the payment obligations of Safari under certain PPAs executed by Safari. Aspen Power is expected to replace these guarantees and retain liability for any payments made by PPL or claims against PPL under any guarantee that is not replaced. The estimated maximum exposure of this guarantee is $55 million.
(d)Aspen Power has obtained representation and warranty insurance, therefore, PPL generally has no liability for its representations and warranties under the agreement except for losses suffered related to items not covered. Expiration of these indemnifications range from 18 months to 6 years from the date of the closing of the transaction, and PPL’s aggregate liability for these claims will not exceed $140 million subject to certain adjustments plus the support obligations provided by PPL under sale-leaseback financings and PPAs that will be replaced by Aspen Power.

(e)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. PPL's proportionate share of OVEC's outstanding debt was $89 million at December 31, 2022, consisting of LG&E's share of $62 million and KU's share of $27 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" above for additional information on the OVEC power purchase contract.

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

Support Costs (PPL Electric, LG&E and KU)

PPL Services and LKS provide and, prior to its merger into PPL Services on December 31, 2021, PPL EU Services provided the Registrants and each other with administrative, management and support services. For all services companies, the costs of directly assignable and attributable services are charged to the respective recipients as direct support costs. General costs that cannot be directly attributed to a specific entity are allocated and charged to the respective recipients as indirect support costs. PPL Services and PPL EU Services use a three-factor methodology that includes the applicable recipients' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs. PPL Services may also use a ratio of overall direct and indirect costs or a weighted average cost ratio. LKS bases its indirect allocations on the subsidiaries' number of employees, total assets, revenues, number of customers and/or other statistical information. PPL Services, PPL EU Services and LKS charged the following amounts for the years ended December 31, including amounts applied to accounts that are further distributed between capital and expense on the books of the recipients, based on methods that are believed to be reasonable.

	2022	2021	2020
PPL Electric from PPL Services	$241	$54	$50
PPL Electric from PPL EU Services	—	222	176
LG&E from LKS	153	169	170
LG&E from PPL Services	13	3	2
KU from LKS	171	179	180
KU from PPL Services	14	3	2

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

Intercompany Borrowings

(PPL Electric)

PPL Energy Funding maintains a $1,200 million revolving line of credit with a PPL Electric subsidiary. At December 31, 2022, PPL Energy Funding had no borrowings outstanding. At December 31, 2021, $499 million was outstanding. This balance is reflected in "Notes receivable from affiliate" on the PPL Electric balance sheet. The interest rates on borrowings are equal to one-month LIBOR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the Income Statements.

CEP Reserves maintains a $500 million revolving line of credit with a PPL Electric subsidiary. At December 31, 2022 and 2021, CEP Reserves had no borrowings outstanding. The interest rates on borrowings are equal to one-month LIBOR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the Income Statements.

(LG&E)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to the difference between LG&E's FERC borrowing limit and LG&E's commercial paper limit at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on LIBOR. At December 31, 2022, LG&E's money pool unused capacity was $250 million. At December 31, 2022, LG&E had no borrowings outstanding from KU and/or LKE. At December 31, 2021, LG&E had borrowings of $324 million outstanding from LKE. These balances are reflected in "Notes payable to affiliates" on the LG&E Balance Sheets.

(KU)

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to the difference between KU's FERC borrowing limit and KU's commercial paper limit at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on LIBOR. At December 31, 2022, KU's money pool unused capacity was $250 million. At December 31, 2022, KU had no borrowings outstanding from LG&E and/or LKE. At December 31, 2021, KU had borrowings of $294 million outstanding from LKE. These balances are reflected in "Notes payable to affiliates" on the KU Balance Sheets.

VEBA Funds Receivable (PPL Electric)

In May 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay medical claims of active bargaining unit employees. Based on PPL Electric's participation in PPL’s Other Postretirement Benefit plan, PPL Electric was allocated a portion of the excess funds from PPL Services. These funds have been recorded as an intercompany receivable on the Balance Sheets. The receivable balance decreases as PPL Electric pays incurred medical claims and is reimbursed by PPL Services. The intercompany receivable balance associated with these funds was immaterial as of December 31, 2022. The intercompany receivable balance associated with these funds was $11 million as of December 31, 2021, of which $10 million was reflected in "Accounts receivable from affiliates" and $1 million was reflected in "Other noncurrent assets" on the Balance Sheets.

Other (PPL Electric, LG&E and KU)

See Note 1 for discussions regarding the intercompany tax sharing agreement (for PPL Electric, LG&E and KU) and intercompany allocations of stock-based compensation expense (for PPL Electric). For PPL Electric, LG&E and KU, see Note 12 for discussions regarding intercompany allocations associated with defined benefits.

16. Other Income (Expense) - net

(PPL)

The components of "Other Income (Expense) - net" for the years ended December 31, were:

	2022	2021	2020
Defined benefit plans - non-service credits (Note 12)	$47	$21	$(2)
Interest income	4	12	9
AFUDC - equity component	22	18	20
Charitable contributions	(14)	(14)	(3)
Miscellaneous	(5)	(22)	(22)
Other Income (Expense) - net	$54	$15	$2

(PPL Electric)

The components of "Other Income (Expense) - net" for the years ended December 31, were:

	2022	2021	2020
Defined benefit plans - non-service credits (Note 12)	$15	$9	$4
Interest income	3	—	2
AFUDC - equity component	16	18	19
Charitable contributions	(3)	(3)	(3)
Miscellaneous	(1)	(3)	(4)
Other Income (Expense) - net	$30	$21	$18

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	December 31, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$356	$356	$—	$—	$3,571	$3,571	$—	$—
Restricted cash and cash equivalents (a)	1	1	—	—	1	1	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	357	357	—	—	3,572	3,572	—	—
Special use funds (a):
Money market fund	1	1	—	—	2	2	—	—
Commingled debt fund measured at NAV (c)	13	—	—	—	22	—	—	—
Commingled equity fund measured at NAV (c)	11	—	—	—	21	—	—	—
Total special use funds	25	1	—	—	45	2	—	—
Price risk management assets (d):
Gas contracts	25	—	25	—	—	—	—	—
Total assets	$407	$358	$25	$—	$3,617	$3,574	$—	$—

Liabilities
Price risk management liabilities (d):
Interest rate swaps	$7	$—	$7	$—	$18	$—	$18	$—
Gas contracts	66	—	10	56	—	—	—	—
Total price risk management liabilities	$73	$—	$17	$56	$18	$—	$18	$—

	December 31, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

PPL Electric
Assets
Cash and cash equivalents	$25	$25	$—	$—	$21	$21	$—	$—
Total assets	$25	$25	$—	$—	$21	$21	$—	$—

LG&E
Assets
Cash and cash equivalents	$93	$93	$—	$—	$9	$9	$—	$—
Total assets	$93	$93	$—	$—	$9	$9	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$7	$—	$7	$—	$18	$—	$18	$—
Total price risk management liabilities	$7	$—	$7	$—	$18	$—	$18	$—

KU
Assets
Cash and cash equivalents	$21	$21	$—	$—	$13	$13	$—	$—
Total assets	$21	$21	$—	$—	$13	$13	$—	$—

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

A reconciliation of net assets and liabilities classified as Level 3 for the year ended December 31 is as follows:

Gas Contracts
2022
Balance at beginning of period	$—
Total realized/unrealized gains (losses):
Included in regulatory assets	56
Balance at end of period	$56

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

Price Risk Management Assets/Liabilities

Interest Rate Swaps (PPL, LG&E and KU)

To manage interest rate risk, PPL, LG&E and KU use interest rate contracts such as forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps. An income approach is used to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR, SOFR, and government security rates), as well as inputs that may not be observable, such as credit valuation adjustments. In certain cases, market information cannot practicably be obtained to value credit risk and therefore internal models are relied upon. These models use projected probabilities of default and estimated recovery rates based on historical observances. When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.

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

RIE also utilizes gas option and purchase and capacity transactions, which are valued based on internally developed models. Industry-standard valuation techniques, such as the Black-Scholes pricing model, are used for valuing such instruments. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is classified as Level 3. This includes derivative instruments valued using indicative price quotations whose contract tenure extends into unobservable periods. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks such as liquidity, volatility, and contract duration. Such instruments are classified as Level 3 as the model inputs generally are not observable. RIE considers non-performance risk and liquidity risk in the valuation of derivative instruments classified as Level 2 and Level 3.

The significant unobservable inputs used in the fair value measurement of the gas derivative instruments are implied volatility and gas forward curves. A relative change in commodity price at various locations underlying the open positions can result in significantly different fair value estimates.

Financial Instruments Not Recorded at Fair Value (All Registrants)

The carrying amounts of long-term debt on the Balance Sheets and their estimated fair values are set forth below. Long-term debt is classified as Level 2. The effect of third-party credit enhancements is not included in the fair value measurement.

	December 31, 2022		December 31, 2021
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$13,243	$12,239	$11,140	$12,955
PPL Electric	4,486	4,259	4,484	5,272
LG&E	2,307	2,128	2,006	2,363
KU	2,920	2,616	2,618	3,120

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

Interest Rate Risk

•PPL and its subsidiaries are exposed to interest rate risk associated with forecasted fixed-rate and existing floating-rate debt issuances. PPL and LG&E utilize over-the-counter interest rate swaps to limit exposure to market fluctuations on floating-rate debt. PPL, LG&E and KU utilize forward starting interest rate swaps to hedge changes in benchmark interest rates, when appropriate, in connection with future debt issuance.
•PPL and its subsidiaries are exposed to interest rate risk associated with debt securities and derivatives held by defined benefit plans. This risk is significantly mitigated to the extent that the plans are sponsored at, or sponsored on behalf of, the regulated utilities due to the recovery methods in place.

Commodity Price Risk

PPL is exposed to commodity price risk through its subsidiaries as described below.

•PPL Electric is required to purchase electricity to fulfill its obligation as a PLR. Potential commodity price risk is mitigated through its PAPUC-approved cost recovery mechanism and full-requirement supply agreements to serve its PLR customers which transfer the risk to energy suppliers.
•LG&E's and KU's rates include certain mechanisms for fuel, fuel-related expenses and energy purchases. In addition, LG&E's rates include a mechanism for natural gas supply costs. These mechanisms generally provide for timely recovery of market price fluctuations associated with these costs.
•RIE utilizes derivative instruments pursuant to its RIPUC-approved plan to manage commodity price risk associated with its natural gas purchases. RIE's commodity price risk management strategy is to reduce fluctuations in firm gas sales prices to its customers. RIE's costs associated with derivatives instruments are recoverable through its RIPUC- approved cost recovery mechanisms. RIE is required to purchase electricity to fulfill its obligation to provide Last Resort Service (LRS). Potential commodity price risk is mitigated through its RIPUC-approved cost recovery mechanisms and full requirements service agreements to serve LRS customers, which transfer the risk to energy suppliers. RIE is required to contract through long-term agreements for clean energy supply under the Rhode Island Renewable Energy Growth program and Long-term Clean Energy Standard. Potential commodity price risk is mitigated through its RIPUC-approved cost recovery mechanisms, which true-up cost differences between contract prices and market prices.

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

In the event a supplier of PPL, PPL Electric, LG&E or KU defaults on its contractual obligation, those Registrants would need to seek replacement power or replacement fuel in the market. In general, subject to regulatory review or other processes, appropriate incremental costs incurred by these entities would be recoverable from customers through applicable rate mechanisms, thereby mitigating the financial risk for these entities.

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

PPL had $4 million cash collateral posted under master netting arrangements at December 31, 2022 and no cash collateral posted at December 31, 2021.

PPL had no obligation to return cash collateral under master netting arrangements at December 31, 2022 and 2021.

LG&E and KU had no cash collateral posted or obligation to return cash collateral under master netting arrangements at December 31, 2022 and 2021.

See "Offsetting Derivative Instruments" below for a summary of derivative positions presented in the balance sheets where a right of setoff exists under these arrangements.

Interest Rate Risk

(All Registrants)

PPL and its subsidiaries issue debt to finance their operations, which exposes them to interest rate risk. A variety of financial derivative instruments are utilized to adjust the mix of fixed and floating interest rates in their debt portfolios, adjust the duration of the debt portfolios and lock in benchmark interest rates in anticipation of future financing, when appropriate. Risk limits under PPL's risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of the debt portfolio due to changes in benchmark interest rates. In addition, the interest rate risk of certain subsidiaries is potentially mitigated as a result of the existing regulatory framework or the timing of rate case.

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL had no such contracts at December 31, 2022.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For 2022, 2021 and 2020, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At December 31, 2022, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At December 31, 2022, LG&E held contracts with a notional amount of $64 million that mature in 2033.

Commodity Price Risk (PPL)

Economic Activity

RIE enters into financial and physical derivative contracts that economically hedge natural gas purchases. Realized gains and losses from the derivatives are recoverable through regulated rates, therefore subsequent changes in fair value are included in regulatory assets or liabilities until they are realized as purchased gas. Realized gains and losses are recognized in "Energy Purchases" on the Statements of Income upon settlement of the contracts. At December 31, 2022, RIE held contracts with a notional amount of $15 million that mature in 2024.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless the NPNS is elected. NPNS contracts include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 7 for amounts recorded in regulatory assets and regulatory liabilities at December 31, 2022 and 2021.

See Note 1 for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets:

	December 31, 2022				December 31, 2021
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$—	$—	$—	$1	$—	$—	$—	$1
Gas contracts	—	—	20	62	—	—	—	—
Total current	—	—	20	63	—	—	—	1
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	—	—	—	6	—	—	—	17
Gas contracts	—	—	5	4	—	—	—	—
Total noncurrent	—	—	5	10	—	—	—	17
Total derivatives	$—	$—	$25	$73	$—	$—	$—	$18

(a)Current portion is included in "Other current assets" and "Other current liabilities" and noncurrent portion is included in "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

(b)Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities:

Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income
2022
Cash Flow Hedges:
Interest rate swaps	$—	Interest Expense	$(3)
Total	$—		$(3)

2021
Cash Flow Hedges:
Interest rate swaps	$—	Interest Expense	$11
		Income (Loss) from Discontinued operations (net of taxes)	(2)
Cross-currency swaps	(50)	Income (Loss) from Discontinued operations (net of taxes)	(39)
Total	$(50)		$(30)
Net Investment Hedges:
Foreign currency contracts in Discontinued operations	$1

2020
Cash Flow Hedges:
Interest rate swaps	$(9)	Interest Expense	$(8)
		Income(Loss) from Discontinued operations(net of taxes)	(2)
Cross-currency swaps	(15)	Income (Loss) from Discontinued operations (net of taxes)	(22)
Total	$(24)		$(32)
Net Investment Hedges:
Foreign currency contracts in Discontinued operations	$1

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2022	2021	2020
Foreign currency contracts	Income (Loss) from Discontinued Operations (net of taxes)	$—	$(266)	$(98)
Interest rate swaps	Interest Expense	(2)	(2)	(5)
Gas contracts	Energy Purchases	41	—	—
	Total	$39	$(268)	$(103)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	2022	2021	2020
Gas contracts	Regulatory assets - current	$39	$—	$—
Interest rate swaps	Regulatory assets - noncurrent	11	5	(2)
	Total	$50	$5	$(2)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the year ended December 31, 2022:

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Interest Expense	Other Income (Expense) - net
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$513	$54
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(3)	—
Cross-currency swaps:
Hedged items	—	—
Amount of gain (loss) reclassified from AOCI to income	—	—

The following table presents the effect of cash flow hedge activity on the Statement of Income for the year ended December 31, 2021:

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Interest Expense	Income (Loss) from Discontinued Operations (net of income taxes)
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$918	$(1,498)
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	11	(2)
Cross-currency swaps:
Hedged items	—	39
Amount of gain (loss) reclassified from AOCI to income	—	(39)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the year ended December 31, 2020:

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Interest Expense	Income (Loss) from Discontinued Operations (net of income taxes)
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$634	$829
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(8)	(2)
Cross-currency swaps:
Hedged items	—	22
Amount of gain (loss) reclassified from AOCI to income	—	(22)

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments:

	December 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$1	$—	$1
Total current	—	1	—	1
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	6	—	17
Total noncurrent	—	6	—	17
Total derivatives	$—	$7	$—	$18

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets:

Derivative Instruments	Location of Gain (Loss)	2022	2021	2020
Interest rate swaps	Interest Expense	$(2)	$(2)	$(5)

Derivative Instruments	Location of Gain (Loss)	2022	2021	2020
Interest rate swaps	Regulatory assets - noncurrent	$11	$5	$(2)

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2022
Derivatives
PPL	$25	$20	$—	$5	$73	$62	$—	$11
LG&E	—	—	—	—	7	—	—	7
December 31, 2021
Derivatives
PPL	$—	$—	$—	$—	$18	$—	$—	$18
LG&E	—	—	—	—	18	—	—	18

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

(PPL)

At December 31, 2022, there were an insignificant amount of derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade.

19. Goodwill and Other Intangible Assets

Goodwill

(PPL)

The changes in the carrying amount of goodwill by segment were:

	Kentucky Regulated		Rhode Island Regulated		Corporate and Other		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Balance at beginning of period (a)	$662	$662	$—	$—	$53	$53	$715	$715
Goodwill recognized during the period (b)	—	—	725	—	861	—	1,586	—
Sale of Safari Holdings (c)	—	—	—	—	(53)	—	(53)	—
Total	$662	$662	$725	$—	$861	$53	$2,248	$715

(a)There were no accumulated impairment losses related to goodwill.
(b)Recognized as a result of the acquisition of RIE. See Note 9 for additional information.
(c)See Note 9 for additional information.

Other Intangible Assets

(PPL)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Contracts (a)	$125	$99	$125	$90
Renewable Energy Credits	14	—	—	—
Land rights and easements	407	138	406	135
Licenses and other	2	1	20	6
Total subject to amortization	548	238	551	231

Not subject to amortization due to indefinite life:
Land rights and easements	17	—	17	—
Other	—	—	6	—
Total not subject to amortization due to indefinite life	17	—	23	—
Total	$565	$238	$574	$231

(a)Gross carrying amount in 2022 and 2021 includes the fair value at the acquisition date of the OVEC power purchase contract with terms favorable to market recognized as a result of the 2010 acquisition of LKE by PPL.

Current intangible assets are included in "Other current assets" and long-term intangible assets are included in "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:
	2022	2021	2020
Intangible assets with no regulatory offset	$5	$9	$7
Intangible assets with regulatory offset	9	8	8
Total	$14	$17	$15

Amortization expense for each of the next five years is estimated to be:

	2023	2024	2025	2026	2027
Intangible assets with no regulatory offset	$5	$5	$5	$4	$4
Intangible assets with regulatory offset	9	8	8	2	—
Total	$14	$13	$13	$6	$4

(PPL Electric)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$385	$134	$382	$130
Licenses and other	2	1	2	1
Total subject to amortization	387	135	384	131

Not subject to amortization due to indefinite life:
Land rights and easements	17	—	17	—
Total	$404	$135	$401	$131

Intangible assets are shown as "Intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2022	2021	2020
Intangible assets with no regulatory offset	$4	$4	$4

Amortization expense for each of the next five years is estimated to be:

	2023	2024	2025	2026	2027
Intangible assets with no regulatory offset	$4	$4	$4	$4	$4

(LG&E)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$7	$1	$7	$1
OVEC power purchase agreement (a)	86	68	86	62
Total subject to amortization	$93	$69	$93	$63

(a)    Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 7 for additional information.

Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2022	2021	2020
Intangible assets with regulatory offset	$6	$5	$6

Amortization expense for each of the next five years is estimated to be:

	2023	2024	2025	2026	2027
Intangible assets with regulatory offset	$6	$6	$6	$1	$—

(KU)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$16	$3	$16	$4
OVEC power purchase agreement (a)	39	31	39	28
Total subject to amortization	$55	$34	$55	$32

(a)    Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 7 for additional information.

Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2022	2021	2020
Intangible assets with no regulatory offset	$—	$1	$—
Intangible assets with regulatory offset	3	3	2

Amortization expense for each of the next five years is estimated to be:

	2023	2024	2025	2026	2027
Intangible assets with regulatory offset	$3	$2	$2	$1	$—

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

The changes in the carrying amounts of AROs were as follows:

	PPL		LG&E		KU
	2022	2021	2022	2021	2022	2021
ARO at beginning of period	$189	$182	$84	$67	$105	$115
Acquisition of RIE (a)	10	—	—	—	—	—
Accretion	6	16	3	5	3	11
Obligations incurred	2	—	2	—	—	—
Changes in estimated timing or cost	15	56	12	40	4	16
Obligations settled	(45)	(65)	(15)	(28)	(30)	(37)
ARO at end of period	$177	$189	$86	$84	$82	$105

21. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the years ended December 31 were as follows:

				Defined benefit plans
	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives	Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
December 31, 2019	$(1,425)	$(5)	$—	$(18)	$(2,910)	$(4,358)
Amounts arising during the year	267	(19)	—	(1)	(341)	(94)
Reclassifications from AOCI	—	24	—	3	205	232
Net OCI during the year	267	5	—	2	(136)	138
December 31, 2020	$(1,158)	$—	$—	$(16)	$(3,046)	$(4,220)

Amounts arising during the year	372	(39)	—	—	(1)	332
Reclassifications from AOCI	—	25	—	2	126	153
Reclassifications from AOCI due to the sale of the U.K. utility business (Note 9)	786	15	—	8	2,769	3,578
Net OCI during the year	1,158	1	—	10	2,894	4,063
December 31, 2021	$—	$1	$—	$(6)	$(152)	$(157)

				Defined benefit plans
	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives	Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total

Amounts arising during the year	—	—	2	(1)	11	12
Reclassifications from AOCI	—	2	—	2	17	21
Net OCI during the year	—	2	2	1	28	33
December 31, 2022	$—	$3	$2	$(5)	$(124)	$(124)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the years ended December 31, 2022, 2021 and 2020. The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income; rather, they are included in the computation of net periodic defined benefit costs (credits) and subject to capitalization. See Note 12 for additional information.

	PPL
Details about AOCI	2022	2021	2020	Affected Line Item on the Statements of Income
Qualifying derivatives
Interest rate swaps	$(3)	$11	$(8)	Interest Expense
	—	(2)	(2)	Income (Loss) from Discontinued Operations (net of income taxes)
Cross-currency swaps	—	(39)	(22)	Income (Loss) from Discontinued Operations (net of income taxes)
Total Pre-tax	(3)	(30)	(32)
Income Taxes	1	5	8
Total After-tax	(2)	(25)	(24)

Defined benefit plans
Prior service costs	(3)	(3)	(4)
Net actuarial loss	(24)	(159)	(256)
Total Pre-tax	(27)	(162)	(260)
Income Taxes	8	34	52
Total After-tax	(19)	(128)	(208)

Sale of the U.K. utility business (Note 9)
Foreign currency translation adjustments	—	(646)	—	Income (Loss) from Discontinued Operations (net of income taxes)
Qualifying derivatives	—	(15)	—	Income (Loss) from Discontinued Operations (net of income taxes)
Defined benefit plans	—	(3,577)	—	Income (Loss) from Discontinued Operations (net of income taxes)
Total Pre-tax	—	(4,238)	—
Income Taxes	—	660	—
Total After-tax	—	(3,578)	—
Total reclassifications during the year	$(21)	$(3,731)	$(232)

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

PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of December 31, 2022, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this annual report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officers and principal financial officers, to allow for timely decisions regarding required disclosure.

PPL Corporation

PPL acquired Narragansett Electric on May 25, 2022. Narragansett Electric is included in the 2022 financial statements as of the date of the acquisition and accounted for -5.8% of net income and 16.1% and 20.5% of consolidated total assets and net assets, respectively, of PPL Corporation for the year ended December 31, 2022. Due to the timing of deal close and Narragansett Electric’s heavily integrated systems and processes with National Grid, Narragansett Electric was excluded from a formal evaluation of effectiveness of PPL Corporation's disclosure controls and procedures. PPL is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities.

(b)Changes in internal control over financial reporting.

PPL Corporation

As reported in the 2022 second quarter 10-Q, PPL's principal executive officer and principal financial officer have concluded that there was a change in PPL’s internal controls over financial reporting resulting from the Narragansett Electric transaction during the second fiscal quarter that had a material effect on PPL’s internal control over financial reporting. PPL's principal executive officer and principal financial officer have concluded that there were no other changes in the Registrant's internal control over financial reporting during the Registrant's full fiscal year that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework" (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

In accordance with SEC rules, management excluded Narragansett Electric from its evaluation of internal control over financial reporting due to the timing of deal close and Narragansett Electric’s heavily integrated systems and processes with National Grid. Narragansett Electric accounted for -5.7% of net income and 15.9% and 20.5% of consolidated total assets and net assets, respectively, of PPL Corporation for the year ended December 31, 2022. As discussed above, PPL Corporation is evaluating changes to processes, information technology systems and other components of internal control over financial reporting as part of its ongoing integration activities.

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

Under the supervision and with the participation of our management, including the principal executive officers and principal financial officers of the companies listed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework" (2013), management of these companies concluded that our internal control over financial reporting was effective as of December 31, 2022. This annual report does not include an attestation report of Deloitte & Touche LLP, the companies' independent registered public accounting firm regarding internal control over financial reporting for these non-accelerated filer companies. The effectiveness of internal control over financial reporting for the aforementioned companies was not subject to attestation by the companies' registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit these companies to provide only management's report in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and the Board of Directors of PPL Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of PPL Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 17, 2023, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Narragansett Electric due to the timing of deal close and Narragansett Electric’s heavily integrated systems and processes with National Grid. Narragansett Electric accounted for -5.7% of net income and 15.9% and 20.5% of consolidated total assets and net assets, respectively, of PPL Corporation for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at Narragansett Electric.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Morristown, New Jersey
February 17, 2023

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PPL Corporation

Additional information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2022. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

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

Listed below are the executive officers at December 31, 2022.

PPL Corporation

Name	Age	Positions Held During the Past Five Years	Dates
Vincent Sorgi	51	President and Chief Executive Officer	June 2020 - present
		President and Chief Operating Officer	July 2019 - May 2020
		Executive Vice President and Chief Financial Officer	January 2019 - June 2019
		Senior Vice President and Chief Financial Officer	June 2014 - January 2019

Joseph P. Bergstein, Jr.	52	Executive Vice President and Chief Financial Officer	April 2021 - present
		Senior Vice President and Chief Financial Officer	July 2019 - April 2021
		Vice President-Investor Relations and Corporate Development & Planning	January 2018 - June 2019
		Vice President-Investor Relations and Treasurer	January 2016 - December 2017

Gregory N. Dudkin (a)(b)	65	Executive Vice President and Chief Operating Officer	April 2021 - December 2022
		President-PPL Electric	March 2012 - April 2021

Angela K. Gosman (c)	54	Senior Vice President and Chief Human Resources Officer	January 2022 - present
		Vice President and Chief Human Resources Officer-PPL Services	August 2021 - December 2021
		Vice President - Human Resources-PPL EU Services	May 2020 - July 2021
		Director - Human Resources-LKE	September 2016 - May 2020

Wendy E. Stark (d)	50	Senior Vice President, General Counsel, Corporate Secretary and Chief Legal Officer	January 2022 - present
		Senior Vice President, General Counsel and Corporate Secretary	April 2021 - December 2021

Stephanie R. Raymond (e)	52	President-PPL Electric	April 2021 - present
		Vice President-Distribution Operations	January 2018 - April 2021
		Vice President-Transmission and Substations	January 2014 - December 2017

John R. Crockett III (e)	58	President-LKE	October 2021 - present
		General Counsel, Chief Compliance Officer and Corporate Secretary	January 2018 - September 2021

David J. Bonenberger (e)	61	President-RIE	May 2022 - present
		Vice President-Operations Integration-PPL Services	April 2021 - present
		Vice President-Transmission and Substations-PPL Electric	January 2018 - April 2021
		Vice President-Distribution Operations-PPL Electric	July 2021 - December 2017

Name	Age	Positions Held During the Past Five Years	Dates
Marlene C. Beers	51	Vice President and Controller	March 2019 - present
		Vice President-Finance and Regulatory Affairs and Controller-PPL Electric	August 2018 - February 2019
		Controller-PPL Electric	February 2016 - July 2018

Tadd J. Henninger (f)	47	Vice President-Finance and Treasurer	July 2019 - present
		Vice President and Treasurer	January 2018 - July 2019
		Assistant Treasurer	December 2015 - December 2017

(a)Effective January 1, 2023, Gregory N. Dudkin was elected as Executive Vice President of PPL Corporation. Mr. Dudkin was on extended medical leave and passed away on February 14, 2023.
(b)Effective January 1, 2023, Francis X. Sullivan was elected Executive Vice President and Chief Operating Officer of PPL Corporation.
(c)Effective January 1, 2023, Angela K. Gosman was elected as Executive Vice President and Chief Human Resources Officer of PPL Corporation.
(d)Effective January 1, 2023, Wendy E. Stark was elected as Executive Vice President, Chief Legal Officer and Corporate Secretary of PPL Corporation.
(e)Designated an executive officer of PPL by virtue of their respective positions at a PPL subsidiary.
(f)Effective January 23, 2023, Tadd J. Henninger was elected as Senior Vice President-Finance and Treasurer of PPL Corporation.

ITEM 11. EXECUTIVE COMPENSATION

PPL Corporation

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2022. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 11 is omitted as PPL Electric, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

PPL Corporation

Additional information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2022. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K. In addition, provided below in tabular format is information as of December 31, 2022, with respect to compensation plans (including individual compensation arrangements) under which equity securities of PPL are authorized for issuance.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)		Weighted-average exercise price of outstanding options, warrants and rights (3)		Number of securities remaining available for future issuance under equity compensation plans (4)

Equity compensation					1,279,543	– DDCP
plans approved by					9,173,480	– SIP
security holders (1)	171,552	– ICPKE	$27.04	– ICPKE	146,982	– ICPKE
					10,600,005	– Total

Equity compensation
plans not approved by
security holders (2)

(1)Includes (a) the ICPKE, under which stock options, restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based compensation awards may be awarded to non-executive key employees of PPL and its subsidiaries; (b) the SIP approved by shareowners in 2017 under which stock options, restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based compensation awards may be awarded to executive officers of PPL and its subsidiaries; and (c) the DDCP, under which stock units may be awarded to directors of PPL. See Note 11 to the Financial Statements for additional information.
(2)All of PPL's current compensation plans under which equity securities of PPL are authorized for issuance have been approved by PPL's shareowners.
(3)Relates to common stock issuable upon the exercise of stock options awarded under the SIP and ICPKE as of December 31, 2022. In addition, as of December 31, 2022, the following other securities had been awarded and are outstanding under the SIP, ICPKE and DDCP:  265,566 restricted stock units, 453,846 TSR performance awards, 356,550 ROE performance awards, 92,011 EG performance awards and 92,011 ESG performance awards under the SIP; 916,851 restricted stock units 232,861 TSR performance awards, 152,820 ROE performance awards, 49,869 EG performance awards and 49,869 ESG performance awards under the ICPKE; and 561,013 stock units under the DDCP.
(4)Based upon the following aggregate award limitations under the SIP, ICPKE and DDCP: (a) under the SIP, 15,000,000 awards; (b) under the ICPKE, 16,573,608 awards (i.e., 5% of the total PPL common stock outstanding as of January 1, 2003) granted after April 25, 2003, reduced by outstanding awards for which common stock was not yet issued as of such date of 2,373,812 resulting in a limit of 14,199,796; and (c) under the DDCP, the number of stock units available for issuance was reduced to 2,000,000 stock units in March 2012. In addition, the ICPKE includes an annual award limitation of 2% of total PPL common stock outstanding as of January 1 of each year.

PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 12 is omitted as PPL Electric, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PPL Corporation

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2022. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 13 is omitted as PPL Electric, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PPL Corporation

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2022. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

PPL Electric Utilities Corporation

For the fiscal years ended 2022 and 2021, Deloitte & Touche LLP (Deloitte) served as PPL Electric's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to PPL Electric, for professional services rendered for the audits of PPL Electric's annual financial statements and for fees billed for other services rendered by Deloitte.

	2022	2021
	(in thousands)
Audit fees (a)	$1,221	$1,345
Audit-related fees (b)	17	17

(a)Includes estimated fees for audit of annual financial statements and review of financial statements included in PPL Electric's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.
(b)Fees for agreed-upon procedures related to annual EPA filings.

Louisville Gas and Electric Company

For the fiscal years ended 2022 and 2021, Deloitte served as LG&E's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to LG&E, for professional services rendered for the audits of LG&E's annual financial statements and for fees billed for other services rendered by Deloitte.

	2022	2021
	(in thousands)
Audit fees (a)	$831	$952

(a)Includes estimated fees for audit of annual financial statements and review of financial statements included in LG&E's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

Kentucky Utilities Company

For the fiscal years ended 2022 and 2021, Deloitte served as KU's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to KU, for professional services rendered for the audits of KU's annual financial statements and for fees billed for other services rendered by Deloitte.

	2022	2021
	(in thousands)
Audit fees (a)	$920	$928

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

The Audit Committee of PPL approved 100% of the 2022 and 2021 services provided by Deloitte.

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

SHAREOWNER AND INVESTOR INFORMATION

Annual Meeting: The 2023 annual meeting of shareowners of PPL will be held on Wednesday, May 17, 2023 in a virtual meeting format.

Proxy Statement Material: A proxy statement and notice of PPL's annual meeting will be provided to all shareowners who are holders of record as of February 28, 2023. The latest proxy statement can be accessed at www.pplweb.com/PPLCorpProxy.

PPL Annual Report: The report will be published in the beginning of April and will be provided to all shareowners who are holders of record as of February 28, 2023. The latest annual report can be accessed at www.pplweb.com/PPLCorpProxy.

Dividends: Subject to the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee, dividends are paid on the first business day of April, July, October and January. The 2023 record dates for dividends are expected to be March 10, June 9, September 8 and December 8.

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

1(a)	-	Securities Purchase and Registration Rights Agreement, dated March 5, 2014, among PPL Capital Funding, Inc., PPL Corporation, and the several purchasers named in Schedule B thereto (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

1(b)	-	Distribution Agreement, dated February 23, 2018, by and among PPL Corporation and J.P. Morgan Securities, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., JPMorgan Chase Bank, National Association, London Branch, Barclays Bank PLC and Citibank N.A. (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 23, 2018)

2(a)	-	Separation Agreement among PPL Corporation, Talen Energy Holdings, Inc., Talen Energy Corporation, PPL Energy Supply, LLC, Raven Power Holdings LLC, C/R Energy Jade, LLC and Sapphire Power Holdings LLC., dated as of June 9, 2014 (Exhibit 2.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

2(b)	-	Transaction Agreement among PPL Corporation, Talen Energy Holdings, Inc., Talen Energy Corporation, PPL Energy Supply, LLC, Talen Energy Merger Sub, Inc., C/R Energy Jade, LLC, Sapphire Power Holdings LLC. and Raven Power Holdings LLC, dated as of June 9, 2014 (Exhibit 2.2 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

2(c)	-	Share Purchase Agreement, dated as of March 17, 2021, by and among PPL WPD Limited, National Grid Holdings One plc and National Grid plc. (Exhibit 2.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 18, 2021)

2(d)-1	-	Share Purchase Agreement, dated as of March 17, 2021, by and among PPL Energy Holdings, LLC, PPL Corporation (solely as guarantor), and National Grid USA (Exhibit 2.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 18, 2021)

2(d)-2	-	Assignment and Assumption Agreement, dated as of May 3, 2021, by and among PPL Energy Holdings, LLC, PPL Corporation, National Grid USA and PPL Rhode Island Holdings, LLC (Exhibit 2(b)-2 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2021)

2(e)	-	Tax Deed, dated as of June 9, 2021, by and among PPL WPD Limited, National Grid Holdings One plc (Exhibit 2.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2021)

3(a)	-	Amended and Restated Articles of Incorporation of PPL Corporation, effective as of May 25, 2016 (Exhibit 3(i) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 26, 2016)

3(b)	-	Bylaws of PPL Corporation, effective as of December 16, 2022 (Exhibit 3(ii) to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 19, 2022)

3(c)	-	Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation, effective as of October 31, 2013 (Exhibit 3(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2013)

3(d)	-	Bylaws of PPL Electric Utilities Corporation, effective as of October 27, 2015 (Exhibit 3(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2015)

3(g)-1	-	Amended and Restated Articles of Incorporation of Louisville Gas and Electric Company, effective as of November 6, 1996 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(g)-2	-	Articles of Amendment to Articles of Incorporation of Louisville Gas and Electric Company, effective as of April 6, 2004 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(h)	-	Bylaws of Louisville Gas and Electric Company, effective as of December 16, 2003 (Exhibit 3(c) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(i)-1	-	Amended and Restated Articles of Incorporation of Kentucky Utilities Company, effective as of December 14, 1993 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173675))

3(i)-2	-	Articles of Amendment to Articles of Incorporation of Kentucky Utilities Company, effective as of April 8, 2004 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173675))

3(j)	-	Bylaws of Kentucky Utilities Company, effective as of December 16, 2003 (Exhibit 3(c) to Registration Statement filed on Form S-4 (File No. 333-173675))

4(a)-1	-	Amended and Restated Employee Stock Ownership Plan, dated December 1, 2016 (Exhibit 4(a) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2016)

4(a)-2	-	Amendment No. 1 to PPL Employee Stock Ownership Plan, dated October 2, 2017 (Exhibit 4(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2017)

4(a)-3	-	Amendment No. 2 to PPL Employee Stock Ownership Plan, dated December 1, 2018 (Exhibit 4(a)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

4(a)-4	-	Amendment No. 3 to PPL Employee Stock Ownership Plan, dated January 1, 2019 (Exhibit 4(a)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

4(b)-1	-	Indenture, dated as of November 1, 1997, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 12, 1997)

4(b)-2	-	Supplemental Indenture No. 8, dated as of June 14, 2012, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2012)

4(b)-3	-	Supplemental Indenture No. 9, dated as of October 15, 2012, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 15, 2012)

4(b)-4	-	Supplemental Indenture No. 10, dated as of May 24, 2013, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(b)-5	-	Supplemental Indenture No. 11, dated as of May 24, 2013, to said Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(b)-6	-	Supplemental Indenture No. 12, dated as of May 24, 2013, to said Indenture (Exhibit 4.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(b)-7	-	Supplemental Indenture No. 13, dated as of March 10, 2014, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

4(b)-8	-	Supplemental Indenture No. 14, dated as of March 10, 2014, to said Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

4(b)-9	-	Supplemental Indenture No. 15, dated as of May 17, 2016, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 17, 2016)

4(b)-10	-	Supplemental Indenture No. 16, dated as of September 8, 2017, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 6, 2017)

4(b)-11	-	Supplemental Indenture No. 17, dated as of April 1, 2020, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 3, 2020)

4(c)-1	-	Indenture, dated as of August 1, 2001, by PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(c)-2	-	Supplemental Indenture No. 6, dated as of December 1, 2005, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated December 22, 2005)

4(c)-3	-	Supplemental Indenture No. 7, dated as of August 1, 2007, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 14, 2007)

4(c)-4	-	Supplemental Indenture No. 9, dated as of October 1, 2008, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(c)-5	-	Supplemental Indenture No. 10, dated as of May 1, 2009, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 22, 2009)

4(c)-6	-	Supplemental Indenture No. 11, dated as of July 1, 2011, to said Indenture (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 13, 2011)

4(c)-7	-	Supplemental Indenture No. 12, dated as of July 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 18, 2011)

4(c)-8	-	Supplemental Indenture No. 13, dated as of August 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 23, 2011)

4(c)-9	-	Supplemental Indenture No. 14, dated as of August 1, 2012, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 24, 2012)

4(c)-10	-	Supplemental Indenture No. 15, dated as of July 1, 2013, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 11, 2013)

4(c)-11	-	Supplemental Indenture No. 16, dated as of June 1, 2014, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated June 5, 2014)

4(c)-12	-	Supplemental Indenture No. 17, dated as of October 1, 2015, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 1, 2015)

4(c)-13	-	Supplemental Indenture No. 18, dated as of March 1, 2016, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)

4(c)-14	-	Supplemental Indenture No. 19, dated as of May 1, 2017, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 11, 2017)

4(c)-15	-	Supplemental Indenture No. 20, dated as of June 1, 2018, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2018)

4(c)-16	-	Supplemental Indenture No. 21, dated as of September 1, 2019, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 6, 2019)

4(c)-17	-	Supplemental Indenture No. 22, dated as of September 15, 2020, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 1, 2020)

4(c)-18	-	Supplemental Indenture No. 23, dated as of June 15, 2020, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 24, 2021)

4(d)-1	-	Pollution Control Facilities Loan Agreement, dated as of October 1, 2008, between Pennsylvania Economic Development Financing Authority and PPL Electric Utilities Corporation (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(d)-2	-	Pollution Control Facilities Loan Agreement, dated as of March 1, 2016, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)

4(d)-3	-	Pollution Control Facilities Loan Agreement, dated as of March 1, 2016, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)

4(e)-1	-	Subordinated Indenture, dated as of March 1, 2007, between PPL Capital Funding, Inc., PPL Corporation and The Bank of New York, as Trustee (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

4(e)-2	-	Supplemental Indenture No. 1, dated as of March 1, 2007, to said Subordinated Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

4(e)-3	-	Supplemental Indenture No. 4, dated as of March 15, 2013, to said Subordinated Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 15, 2013)

4(f)-1	-	Indenture, dated as of October 1, 2010, between Kentucky Utilities Company and The Bank of New York Mellon, as Trustee (Exhibit 4(q)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(f)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture (Exhibit 4(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(f)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture (Exhibit 4(q)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(f)-4	-	Supplemental Indenture No. 3, dated as of November 1, 2013, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

4(f)-5	-	Supplemental Indenture No. 4, dated as of September 1, 2015, to said Indenture (Exhibit 4(b) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated September 28, 2015)

4(f)-6	-	Supplemental Indenture No. 5, dated as of August 1, 2016, to said Indenture (Exhibit 4(b) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated August 26, 2016)

4(f)-7	-	Supplemental Indenture No. 6, dated as of August 1, 2018, to said Indenture (Exhibit 4(a) to PPL Corporation 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

4(f)-8	-	Supplemental Indenture No. 7, dated as of March 1, 2019, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 1, 2019)

4(f)-9	-	Supplemental Indenture No. 8, dated as of May 15, 2020, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 3, 2020)

4(g)-1	-	Indenture, dated as of October 1, 2010, between Louisville Gas and Electric Company and The Bank of New York Mellon, as Trustee (Exhibit 4(r)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(g)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture (Exhibit 4(r)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(g)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture (Exhibit 4(r)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(g)-4	-	Supplemental Indenture No. 3, dated as of November 1, 2013, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

4(g)-5	-	Supplemental Indenture No. 4, dated as of September 1, 2015, to said Indenture (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated September 28, 2015)

4(g)-6	-	Supplemental Indenture No. 5, dated as of September 1, 2016, to said Indenture (Exhibit 4(b) to Louisville Gas and Electric Company Form 8-K (File No. 1-2893) dated September 15, 2016)

4(g)-7	-	Supplemental Indenture No. 6, dated as of May 15, 2017, to said Indenture (Exhibit 4(b) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated June 1, 2017)

4(g)-8	-	Supplemental Indenture No. 7, dated as of March 1, 2019, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 1, 2019)

4(h)-1	-	2002 Series A Carroll County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(w)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(h)-2	-	Amendment No. 1 dated as of September 1, 2010 to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(w)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(i)-1	-	2002 Series B Carroll County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(x)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(i)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(x)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(j)-1	-	2004 Series A Carroll County Loan Agreement, dated October 1, 2004 and amended and restated as of September 1, 2008, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(z)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(j)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(z)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(k)-1	-	2006 Series B Carroll County Loan Agreement, dated October 1, 2006 and amended and restated September 1, 2008, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(aa)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(k)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(aa)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(l)-1	-	2008 Series A Carroll County Loan Agreement, dated August 1, 2008 by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(cc)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(l)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(cc)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(m)	-	2016 Series A Carroll County Loan Agreement dated as of August 1, 2016 between Kentucky Utilities Company and the County of Carroll, Kentucky (Exhibit 4(a) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated August 26, 2016)

4(n)-1	-	2000 Series A Mercer County Loan Agreement, dated May 1, 2000 and amended and restated as of September 1, 2008, by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(dd)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(n)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(dd)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(o)-1	-	2002 Series A Mercer County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(o)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(ee)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(p)-1	-	2002 Series A Muhlenberg County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Muhlenberg, Kentucky (Exhibit 4(ff)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(p)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Muhlenberg, Kentucky (Exhibit 4(ff)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(q)	-	2018 Series A Carroll County Loan Agreement, dated as of August 1, 2018, by and between Kentucky Utilities Company and County of Carroll, Kentucky (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

4(r)-1	-	2001 Series A Jefferson County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(jj)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(r)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(jj)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(s)-1	-	2001 Series B Jefferson County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(kk)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(s)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(kk)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(t)-1	-	2003 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated October 1, 2003, by and between Louisville Gas and Electric Company and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(ll)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(t)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(ll)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(u)-1	-	2005 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated February 1, 2005 and amended and restated as of September 1, 2008, by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(mm)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(u)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(mm)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(v)-1	-	2007 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated as of March 1, 2007 and amended and restated as of September 1, 2008, by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(nn)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(v)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(nn)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(w)	-	2007 Series B Louisville/Jefferson County Metro Government Amended and Restated Loan Agreement, dated November 1, 2010, by and between Louisville Gas and Electric Company and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(oo) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(x)-1	-	2001 Series A Trimble County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(qq)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(x)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and the County of Trimble, Kentucky (Exhibit 4(qq)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(y)	-	2017 Series A Trimble County Loan Agreement, dated as of June 1, 2017, by and between Louisville Gas and Electric Company and the County of Trimble, Kentucky (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated June 1, 2017)

4(z)-1	-	2001 Series B Trimble County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(rr)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(z)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(rr)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(aa)	-	2016 Series A Trimble County Loan Agreement dated as of September 1, 2016 between Louisville Gas and Electric Company and the County of Trimble, Kentucky (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K (File No. 1-2893) dated September 15, 2016)

*4(bb)	-	Description of PPL Corporation's common stock, par value $0.01 per share, as revised in February 2023

4(cc)	-	Description of PPL Capital Funding, Inc.'s Junior Subordinated Notes 2007 Series A due 2067, as guaranteed by PPL Corporation (Exhibit 4(rr) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2019)

4(dd)	-	Description of PPL Electric Utilities Corporation's common stock, no par value per share (Exhibit 4(tt) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2019)

4(ee)-1	-	Indenture, dated as of March 22, 2010, by The Narragansett Electric Company and The Bank of New York Mellon as Trustee (Exhibit 4(a)-1 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(ee)-2	-	First Supplemental Indenture, dated as of March 22, 2010, to said Indenture (Exhibit 4(a)-2 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(ee)-3	-	Third Supplemental Indenture, dated as of December 10, 2012, to said Indenture (Exhibit 4(a)-4 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(ee)-4	-	Third Supplemental Indenture, dated as of December 10, 2012, to said Indenture (Exhibit 4(a)-4 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(ee)-5	-	Fourth Supplemental Indenture, dated as of July 27, 2018, to said Indenture (Exhibit 4(a)-5 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(ee)-6	-	Fifth Supplemental Indenture, dated as of April 9, 2020, to said Indenture (Exhibit 4(a)-6 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

10(a)	-	Employee Matters Agreement, among PPL Corporation, Talen Energy Corporation, C/R Energy Jade, LLC, Sapphire Power Holdings LLC. and Raven Power Holdings LLC, dated as of June 9, 2014 (Exhibit 10.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

10(b)	-	Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and JPMorgan Chase Bank, National Association, London Branch (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(c)	-	Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and Barclays Bank PLC (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(d)	-	Additional Confirmation of Forward Sale Transaction, dated May 10, 2018, between the Company and JPMorgan Chase Bank, National Association, London Branch (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(e)	-	Additional Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and Barclays Bank PLC (Exhibit 10.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(f)	-	$1,250,000,000 Amended and Restated Revolving Credit Agreement dated as of December 6, 2021 among PPL Capital Funding, Inc., as Borrower, PPL Corporation, as Guarantor, the Lenders party thereto and Wells Fargo, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 6, 2021)

10(g)	-	$650,000,000 Amended and Restated Revolving Credit Agreement dated as of December 6, 2021 among PPL Electric Utilities Corporation, as Borrower, the Lenders party thereto and Wells Fargo, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 6, 2021)

10(h)	-
$500,000,000 Amended and Restated Revolving Credit Agreement dated as of December 6, 2021 among Louisville Gas and Electric Company, as Borrower, the Lenders party thereto and Wells Fargo, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 6, 2021)

10(i)	-	$400,000,000 Amended and Restated Revolving Credit Agreement dated as of December 6, 2021 among Kentucky Utilities Company, as Borrower, the Lenders party thereto and Wells Fargo, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 6, 2021)

10(j)	-	Transition Services Agreement, dated as of May 25, 2022, by and among National Grid USA Service Company, Inc., National Grid USA (solely with respect to Section 4.6) and The Narragansett Electric Company (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 25, 2022)

10(k)	-	$300,000,000 Term Loan Credit Agreement dated as of July 29, 2022 among Louisville Gas and Electric Company, as Borrower, the Lenders party thereto and U.S. Bank National Association, as Administrative Agent (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated August 1, 2022)

10(l)	-	$300,000,000 Term Loan Credit Agreement dated as of July 29, 2022 among Kentucky Utilities Company, as Borrower, the Lenders party thereto and U.S. Bank National Association, as Administrative Agent (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated August 1, 2022)

10(m)	-	$250,000,000 Term Loan Credit Agreement dated as of September 16, 2022 among PPL Electric Utilities Corporation, as Borrower, the Lenders party thereto and U.S. Bank National Association, as Administrative Agent (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 19, 2022)

[_]10(n)-1	-	Amended and Restated Directors Deferred Compensation Plan, dated June 12, 2000 (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2000)

[_]10(n)-2	-	Amendment No. 1 to said Directors Deferred Compensation Plan, dated December 18, 2002 (Exhibit 10(m)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(n)-3	-	Amendment No. 2 to said Directors Deferred Compensation Plan, dated December 4, 2003 (Exhibit 10(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(n)-4	-	Amendment No. 3 to said Directors Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(n)-5	-	Amendment No. 4 to said Directors Deferred Compensation Plan, dated as of May 1, 2008 (Exhibit 10(x)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(n)-6	-	Amendment No. 5 to said Directors Deferred Compensation Plan, dated May 28, 2010 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2010)

[_]10(n)-7	-	Amendment No. 6 to said Directors Deferred Compensation Plan, dated as of April 15, 2015 (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2015)

[_]10(o)-1	-	PPL Corporation Directors Deferred Compensation Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(o)-2	-	PPL Officers Deferred Compensation Plan, PPL Supplemental Executive Retirement Plan and PPL Supplemental Compensation Pension Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(o)-3	-	PPL Revocable Employee Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(o)-4	-	PPL Employee Change in Control Agreements Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(o)-5	-	PPL Revocable Director Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(e) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(p)-1	-	Amended and Restated Officers Deferred Compensation Plan, dated December 8, 2003 (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(p)-2	-	Amendment No. 1 to said Officers Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(p)-3	-	Amendment No. 2 to said Officers Deferred Compensation Plan, dated as of January 22, 2007 (Exhibit 10(bb)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(p)-4	-	Amendment No. 3 to said Officers Deferred Compensation Plan, dated as of June 1, 2008 (Exhibit 10(z)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(p)-5	-	Amendment No. 4 to said Officers Deferred Compensation Plan, dated as of February 15, 2012 (Exhibit 10(ff)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(p)-6	-	Amendment No. 5 to said Executive Deferred Compensation Plan, dated as of May 8, 2014 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

[_]10(p)-7	-	Amendment No. 6 to said Executive Deferred Compensation Plan, dated as of December 16, 2015 (Exhibit [_]10(q)-7 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2015)

[_]10(p)-8	-	Amendment No. 7 to said Executive Deferred Compensation Plan, dated as of January 1, 2019 (Exhibit [_]10(x)-8 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

[_]10(p)-9	-	Amendment No. 8 to said Executive Deferred Compensation Plan, dated as of December 20, 2021 (Exhibit [_]10(n)-9 to PPL Corporation Form 10-K Report (File No. 11459) for the year ended December 31, 2021)

*[_]10(p)-10	-	Amendment No. 9 to said Executive Deferred Compensation Plan, dated as of December 28, 2022

[_]10(q)-1	-	Amended and Restated Supplemental Executive Retirement Plan, dated December 8, 2003 (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(q)-2	-	Amendment No. 1 to said Supplemental Executive Retirement Plan, dated December 16, 2004 (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 17, 2004)

[_]10(q)-3	-	Amendment No. 2 to said Supplemental Executive Retirement Plan, dated as of January 1, 2005 (Exhibit 10(ff)-3 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(q)-4	-	Amendment No. 3 to said Supplemental Executive Retirement Plan, dated as of January 22, 2007 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(q)-5	-	Amendment No. 4 to said Supplemental Executive Retirement Plan, dated as of December 9, 2008 (Exhibit 10(aa)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(q)-6	-	Amendment No. 5 to said Supplemental Executive Retirement Plan, dated as of February 15, 2012 (Exhibit 10(gg)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(q)-7	-	Amendment No. 6 to the Amended and Restated Supplemental Executive Retirement Plan, dated March 23, 2018 (Exhibit 10(g) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

[_]10(r)-1	-	Amended and Restated Incentive Compensation Plan, effective January 1, 2003 (Exhibit 10(p) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(r)-2	-	Amendment No. 1 to said Incentive Compensation Plan, dated as of January 1, 2005 (Exhibit 10(gg)-2 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(r)-3	-	Amendment No. 2 to said Incentive Compensation Plan, dated as of January 26, 2007 (Exhibit 10(dd)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(r)-4	-	Amendment No. 3 to said Incentive Compensation Plan, dated as of March 21, 2007 (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(r)-5	-	Amendment No. 4 to said Incentive Compensation Plan, effective December 1, 2007 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2008)

[_]10(r)-6	-	Amendment No. 5 to said Incentive Compensation Plan, dated as of December 16, 2008 (Exhibit 10(bb)-6 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2008)

[_]10(r)-7	-	Form of Stock Option Agreement for stock option awards under the Incentive Compensation Plan (Exhibit 10(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(r)-9	-	Form of Performance Unit Agreement for performance unit awards under the Incentive Compensation Plan (Exhibit 10(ss) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2007)

[_]10(s)	-	Amended and Restated Incentive Compensation Plan for Key Employees, effective October 25, 2018 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

[_]10(t)	-	Short-term Incentive Plan (Annex B to Proxy Statement of PPL Corporation, dated April 12, 2016)

[_]10(u)	-	Form of Change in Control Severance Protection Agreement entered into between PPL Corporation and Joseph P. Bergstein, Jr., David J. Bonenberger, John R. Crockett III, Gregory N. Dudkin, Angela K. Gosman, Stephanie R. Raymond, Vincent Sorgi, Francis X. Sullivan, and Wendy E. Stark (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2012)

[_]10(v)-1	-	PPL Corporation Amended and Restated 2012 Stock Incentive Plan, effective October 25, 2018 (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

[_]10(v)-2	-	Form of Performance Unit Agreement for performance unit awards under the Stock Incentive Plan (Exhibit 10(tt)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(v)-3	-	Form of Performance Contingent Restricted Stock Unit Agreement for restricted stock unit awards under the Stock Incentive Plan (Exhibit 10(tt)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(v)-4	-	Form of Nonqualified Stock Option Agreement for stock option awards under the Stock Incentive Plan (Exhibit 10(tt)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(v)-5	-	Form of Return on Equity Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan (Exhibit 10(dd)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2017)

*[_]10(v)-6	-	Form of Restricted Stock Unit Agreement under the Amended and Restated 2012 Stock Incentive Plan, as approved on January 20, 2023

*[_]10(v)-7	-	Form of Total Shareholder Return Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan, as approved on January 20, 2023

*[_]10(v)-8	-	Form of Earnings Growth Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan, as approved on January 20, 2023

*[_]10(v)-9	-	Form of Environmental, Social and Governance Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan, as approved on January 20, 2023

[_]10(w)	-	PPL Corporation Executive Severance Plan, effective as of July 26, 2012 (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2012)

[_]10(x)	-	Form of Grant Letter dated May 29, 2015 (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 1, 2015)

[_]10(y)	-	Transition and Retirement Agreement dated August 12, 2021, by and among Paul W. Thompson, LG&E and KU Services Company, and PPL Corporation (Exhibit [_]10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2021)

[_]10(z)	-	Offer Letter dated March 6, 2021, between PPL Corporation and Wendy E. Stark (Exhibit [_]10(gg) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2021)

[_]10(aa)	-	Rhode Island Energy Retirement Plan, effective January 14, 2022 (Exhibit [_]10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

[_]10(bb)	-	Rhode Island Energy Executive Supplemental Retirement Plan, effective February 24, 2022 (Exhibit [_]10(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

*21	-	Subsidiaries of PPL Corporation

*23(a)	-	Consent of Deloitte & Touche LLP - PPL Corporation

*23(b)	-	Consent of Deloitte & Touche LLP - PPL Electric Utilities Corporation

*23(c)	-	Consent of Deloitte & Touche LLP - Louisville Gas and Electric Company

*23(d)	-	Consent of Deloitte & Touche LLP - Kentucky Utilities Company

*24	-	Power of Attorney

*31(a)	-	Certificate of PPL's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(b)	-	Certificate of PPL's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(c)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(d)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(e)	-	Certificate of LG&E's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(f)	-	Certificate of LG&E's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(g)	-	Certificate of KU's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(h)	-	Certificate of KU's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32(a)	-	Certificate of PPL's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(b)	-	Certificate of PPL Electric's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(c)	-	Certificate of LG&E's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(d)	-	Certificate of KU's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99(a)	-	PPL Corporation and Subsidiaries Long-term Debt Schedule

101.INS	-	XBRL Instance Document for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	-	XBRL Taxonomy Extension Schema for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

101.LAB	-	XBRL Taxonomy Extension Label Linkbase for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

104	The Cover Page Interactive Data File is formatted as Inline XBRL and contained in Exhibits 101.

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

/s/ Vincent Sorgi
Vincent Sorgi -
President and Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Joseph P. Bergstein, Jr.
Joseph P. Bergstein, Jr. -
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Marlene C. Beers
Marlene C. Beers -
Vice President and Controller
(Principal Accounting Officer)

Directors:

Arthur P. Beattie	Natica von Althann
Venkata Rajamannar Madabhushi	Keith H. Williamson
Heather B. Redman	Phoebe A. Wood
Craig A. Rogerson	Armando Zagalo de Lima
Linda G. Sullivan

/s/ Vincent Sorgi
Vincent Sorgi, Attorney-in-fact	February 17, 2023

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

/s/ Stephanie R. Raymond
Stephanie R. Raymond -
President
(Principal Executive Officer)

/s/ Marlene C. Beers
Marlene C. Beers -
Vice President and Controller (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Joseph P. Bergstein, Jr.	/s/ Vincent Sorgi
Joseph P. Bergstein, Jr.	Vincent Sorgi
/s/ Angela K. Gosman	/s/ Wendy E. Stark
Angela K. Gosman	Wendy E. Stark
/s/ Stephanie R. Raymond	/s/ Francis X. Sullivan
Stephanie R. Raymond	Francis X. Sullivan

Date: February 17, 2023

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

/s/ John R. Crockett III
John R. Crockett III -
President
(Principal Executive Officer)

/s/ Christopher M. Garrett
Christopher M. Garrett -
Vice President-Finance and Accounting (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Joseph P. Bergstein, Jr.	/s/ Vincent Sorgi
Joseph P. Bergstein, Jr.	Vincent Sorgi
/s/ John R. Crockett III	/s/ Wendy E. Stark
John R. Crockett III	Wendy E. Stark
/s/ Angela K. Gosman	/s/ Francis X. Sullivan
Angela K. Gosman	Francis X. Sullivan

Date: February 17, 2023

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

/s/ John R. Crockett III
John R. Crockett III -
President
(Principal Executive Officer)

/s/ Christopher M. Garrett
Christopher M. Garrett -
Vice President-Finance and Accounting (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Joseph P. Bergstein, Jr.	/s/ Vincent Sorgi
Joseph P. Bergstein, Jr.	Vincent Sorgi
/s/ John R. Crockett III	/s/ Wendy E. Stark
John R. Crockett III	Wendy E. Stark
/s/ Angela K. Gosman	/s/ Francis X. Sullivan
Angela K. Gosman	Francis X. Sullivan

Date: February 17, 2023