Form 10-Q
period 2023-06-30
PPL Corp; PPL ELECTRIC UTILITIES CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2023-08-04
CIK 922224, 317187, 55387, 60549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2023
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

PPL Corporation    Common stock, $0.01 par value, 737,088,540 shares outstanding at July 31, 2023.
PPL Electric Utilities Corporation    Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Energy Holdings LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at July 31, 2023.
Louisville Gas and Electric Company    Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at July 31, 2023.
Kentucky Utilities Company    Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at July 31, 2023.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, other information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

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

GLOSSARY OF TERMS AND ABBREVIATIONS

PPL Corporation and its subsidiaries

CEP Reserves - CEP Reserves Inc., a cash management subsidiary of PPL that maintains cash reserves for the balance sheet management of PPL and certain subsidiaries.

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

PPL - PPL Corporation, the parent holding company of PPL Capital Funding and PPL Energy Holdings, which is the holding company of PPL Electric, PPL Energy Funding, LKE, Rhode Island Energy, PPL Services and other subsidiaries.

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

PPL Energy Funding - PPL Energy Funding Corporation, a subsidiary of PPL and the parent holding company of PPL Global, LLC and other subsidiaries.

PPL Energy Holdings - PPL Energy Holdings, LLC, a subsidiary of PPL and the parent holding company of PPL Energy Funding, LKE, PPL Electric, PPL Rhode Island Holdings, PPL Services and other subsidiaries.

PPL Rhode Island Holdings - PPL Rhode Island Holdings, LLC, a subsidiary of PPL and the parent holding company of RIE.

PPL Services - PPL Services Corporation, a subsidiary of PPL that provides administrative, management and support services to PPL and its subsidiaries.

PPL WPD Limited - a U.K. subsidiary of PPL Global, LLC. Prior to the sale of the U.K. utility business on June 14, 2021, PPL WPD Limited was an indirect parent to PPL WPD Limited Investments. PPL WPD Limited was not included in the sale of the U.K. utility business on June 14, 2021.

RIE - Rhode Island Energy – the name under which Narragansett Electric will continue to provide services subsequent to its acquisition by PPL and its subsidiary, PPL Rhode Island Holdings, LLC on May 25, 2022.

i

Other terms and abbreviations

£ - British pound sterling.

2022 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2022.

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

ARO - asset retirement obligation.

Bcf - billion cubic feet. A unit of measure commonly used in quoting volumes of natural gas.

CCR(s) - coal combustion residual(s). CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions, including acid rain, ozone and toxic air emissions.

COVID-19 - the disease caused by the novel coronavirus identified in 2019 that caused a global pandemic.

CPCN - Certificate of Public Convenience and Necessity. Authority granted by the KPSC pursuant to Kentucky Revised Statute 278.020 to provide utility service to or for the public or the construction of certain plant, equipment, property or facilities for furnishing of utility service to the public. A CPCN is required for any capital addition, subject to KPSC jurisdiction, in excess of $100 million.

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

ELG(s) - Effluent Limitation Guidelines, regulations promulgated by the EPA.

Environmental Response Fund - Established in RIPUC Docket No. 2930. Created to satisfy remedial and clean-up obligations of RIE arising from the past ownership and/or operation of manufactured gas plants and sites associated with the operation and disposal activities of such gas plants.

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

If-Converted Method - A method applied to calculate diluted EPS for a company with outstanding convertible debt. This method generally adds back the interest charges of the debt to net income and the convertible debt is assumed to have been converted to equity at the beginning of the period, and the resulting common shares are treated as outstanding shares for diluted EPS calculations.

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

NEP - New England Power Company, a National Grid USA affiliate.

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

RIPUC - Rhode Island Public Utilities Commission, a three-member quasi-judicial tribunal with jurisdiction, powers, and duties to implement and enforce the standards of conduct under R.I. Gen. Laws § 39-1-27.6 and to hold investigations and hearings involving the rates, tariffs, tolls, and charges, and the sufficiency and reasonableness of facilities and accommodations of public utilities in the state of Rhode Island.

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

Safari Energy - Safari Energy, LLC, which was, prior to its sale on November 1, 2022, a subsidiary of Safari Holdings that provided solar energy solutions for commercial customers in the U.S.

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

U.K. utility business – PPL WPD Investments Limited and its subsidiaries, including, notably, Western Power Distribution plc and the four distribution network operators, which substantially represented PPL's U.K. Regulated segment. The U.K. utility business was sold on June 14, 2021.

VEBA - Voluntary Employee Beneficiary Association, a tax-exempt trust under the Internal Revenue Code Section 501(c)(9) used by employers to fund and pay eligible medical, life and similar benefits.

VSCC - Virginia State Corporation Commission, the state agency that has jurisdiction over the regulation of Virginia corporations, including utilities.

v

Forward-looking Information

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in each Registrant's 2022 Form 10-K and in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially and adversely from the forward-looking statements:

•strategic acquisitions, dispositions, or similar transactions, and our ability to consummate these business transactions or realize expected benefits from them;
•pandemic health events or other catastrophic events such as fires, earthquakes, explosions, floods, droughts, tornadoes, hurricanes and other extreme weather-related events (including events potentially caused or exacerbated by climate change) and their impact on economic conditions, financial markets and supply chains;
•capital market conditions, including the availability of capital, credit or insurance, changes in interest rates and certain economic indices, and decisions regarding capital structure;
•volatility in or the impact of other changes on financial markets, commodity prices and economic conditions, including inflation;
•weather and other conditions affecting generation, transmission and distribution operations, operating costs and customer energy use;
•the outcome of rate cases or other cost recovery, revenue or regulatory proceedings;
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
•the effect of changing expectations and demands of our customers, regulators and stakeholders, including heightened emphasis on environmental, social and governance concerns;
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

Investors should note that PPL announces material financial information in SEC filings, press releases and public conference calls. In accordance with SEC guidelines, PPL also uses the Investors section of its website, www.pplweb.com, to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. The information on PPL's website is not part of this document.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenues	$1,823	$1,696	$4,238	$3,478

Operating Expenses
Operation
Fuel	167	229	368	441
Energy purchases	340	305	1,074	657
Other operation and maintenance	609	560	1,168	993
Depreciation	313	289	626	560
Taxes, other than income	89	70	199	130
Total Operating Expenses	1,518	1,453	3,435	2,781

Operating Income	305	243	803	697

Other Income (Expense) - net (Note 12)	5	26	35	26

Interest Expense	165	118	329	225

Income Before Income Taxes	145	151	509	498

Income Taxes	33	32	112	106

Net Income	$112	$119	$397	$392

Earnings Per Share of Common Stock:
Basic and Diluted
Net Income Available to PPL Common Shareowners	$0.15	$0.16	$0.54	$0.53

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	737,075	735,977	736,953	735,741
Diluted	738,177	736,769	737,938	736,478
 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$112	$119	$397	$392

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Equity investees' other comprehensive income (loss), net of tax of $0, $0, $0, $0	—	1	1	2
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	—	—	—	(1)
Net actuarial gain (loss), net of tax of $5, ($7), $5, ($7)	(15)	21	(15)	21
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of ($1), ($1), ($1), ($1)	—	—	1	1
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	1	—	1	1
Net actuarial (gain) loss, net of tax of $1, ($2), $1, ($3)	—	6	(1)	9
Total other comprehensive income (loss)	(14)	28	(13)	33

Comprehensive income	$98	$147	$384	$425

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$397	$392
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	626	560
Amortization	39	15
Defined benefit plans - (income) expense	(36)	(8)
Deferred income taxes and investment tax credits	107	56
Other	25	45
Change in current assets and current liabilities
Accounts receivable	(1)	(47)
Accounts payable	(209)	166
Unbilled revenues	233	22
Fuel, materials and supplies	(30)	23
Prepayments	(90)	(69)
Taxes payable	(31)	(41)
Regulatory assets and liabilities, net	(57)	(211)
Accrued interest	44	1
Other	(50)	97
Other operating activities
Defined benefit plans - funding	(7)	(7)
Other assets	(97)	(74)
Other liabilities	(21)	59
Net cash provided by operating activities	842	979
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,090)	(1,009)
Acquisition of Narragansett Electric, net of cash acquired	—	(3,674)
Other investing activities	(6)	—
Net cash used in investing activities	(1,096)	(4,683)
Cash Flows from Financing Activities
Issuance of long-term debt	3,127	—
Retirement of long-term debt	(1,763)	—
Payment of common stock dividends	(348)	(453)
Net increase (decrease) in short-term debt	(742)	919
Other financing activities	(50)	3
Net cash provided by financing activities	224	469
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(30)	(3,235)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	357	3,572
Cash, Cash Equivalents and Restricted Cash at End of Period	$327	$337
Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$231	$195
The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2023	December 31, 2022
Assets

Current Assets
Cash and cash equivalents	$326	$356
Accounts receivable (less reserve: 2023, $103; 2022, $87)
Customer	979	896
Other	70	150
Unbilled revenues (less reserve: 2023, $3; 2022, $6)	322	552
Fuel, materials and supplies	474	443
Prepayments	189	92
Regulatory assets	331	258
Other current assets	34	77
Total Current Assets	2,725	2,824

Property, Plant and Equipment
Regulated utility plant	37,743	36,961
Less: accumulated depreciation - regulated utility plant	8,771	8,352
Regulated utility plant, net	28,972	28,609
Non-regulated property, plant and equipment	68	92
Less: accumulated depreciation - non-regulated property, plant and equipment	22	46
Non-regulated property, plant and equipment, net	46	46
Construction work in progress	1,744	1,583
Property, Plant and Equipment, net	30,762	30,238

Other Noncurrent Assets
Regulatory assets	1,826	1,819
Goodwill	2,247	2,248
Other intangibles	309	313
Other noncurrent assets (less reserve for accounts receivable: 2023, $1; 2022 $2)	427	395
Total Other Noncurrent Assets	4,809	4,775

Total Assets	$38,296	$37,837

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2023	December 31, 2022
Liabilities and Equity

Current Liabilities
Short-term debt	$243	$985
Long-term debt due within one year	91	354
Accounts payable	975	1,201
Taxes	93	124
Interest	141	97
Dividends	173	166
Regulatory liabilities	280	238
Other current liabilities	509	624
Total Current Liabilities	2,505	3,789

Long-term Debt	14,481	12,889

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,138	3,007
Investment tax credits	115	117
Accrued pension obligations	192	206
Asset retirement obligations	128	138
Regulatory liabilities	3,421	3,412
Other deferred credits and noncurrent liabilities	357	361
Total Deferred Credits and Other Noncurrent Liabilities	7,351	7,241

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,316	12,317
Treasury stock	(949)	(967)
Earnings reinvested	2,721	2,681
Accumulated other comprehensive loss	(137)	(124)
Total Shareowners' Common Equity	13,959	13,915
Noncontrolling interests	—	3
Total Equity	13,959	13,918

Total Liabilities and Equity	$38,296	$37,837

(a)1,560,000 shares authorized, 770,013 shares issued and 737,086 shares outstanding at June 30, 2023. 1,560,000 shares authorized, 770,013 shares issued and 736,487 shares outstanding at December 31, 2022.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Treasury stock	Earnings reinvested	Accumulated other comprehensive loss	Noncontrolling interests	Total
March 31, 2023	737,067	$8	$12,310	$(950)	$2,788	$(123)	$3	$14,036
Treasury stock issued	19		1	1				2
Stock-based compensation			5					5
Net income					112			112
Dividends and dividend equivalents (b)					(179)			(179)
Preferred stock (Note 7)							(3)	(3)
Other comprehensive income						(14)		(14)
June 30, 2023	737,086	$8	$12,316	$(949)	$2,721	$(137)	$—	$13,959

December 31, 2022	736,487	$8	$12,317	$(967)	$2,681	$(124)	$3	$13,918
Treasury stock issued	599		3	18				21
Stock-based compensation			(4)					(4)
Net income					397			397
Dividends and dividend equivalents (b)					(357)			(357)
Preferred stock (Note 7)							(3)	(3)
Other comprehensive income						(13)		(13)
June 30, 2023	737,086	$8	$12,316	$(949)	$2,721	$(137)	$—	$13,959

March 31, 2022	735,765	$8	$12,299	$(987)	$2,697	$(152)	$—	$13,865
Common stock issued			8					8
Treasury stock issued	392			11				11
Stock-based compensation			6					6
Net income					119			119
Dividends and dividend equivalents (b)					(167)			(167)
Preferred stock							3	3
Other comprehensive income						28		28
June 30, 2022	736,157	$8	$12,313	$(976)	$2,649	$(124)	$3	$13,873

December 31, 2021	735,112	$8	$12,303	$(1,003)	$2,572	$(157)	$—	$13,723
Common stock issued	123		12					12
Treasury stock issued	922			27				27
Stock-based compensation			(2)					(2)
Net income					392			392
Dividends and dividend equivalents (b)					(315)			(315)
Preferred stock							3	3
Other comprehensive income						33		33
June 30, 2022	736,157	$8	$12,313	$(976)	$2,649	$(124)	$3	$13,873

(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock were $0.240 and $0.480 for the three and six months ended June 30, 2023 and $0.225 and $0.425 for the three and six months ended June 30, 2022.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenues	$667	$676	$1,558	$1,451

Operating Expenses
Operation
Energy purchases	204	218	562	474
Other operation and maintenance	141	128	303	288
Depreciation	99	99	198	197
Taxes, other than income	30	32	74	69
Total Operating Expenses	474	477	1,137	1,028

Operating Income	193	199	421	423

Other Income (Expense) - net (Note 12)	9	7	21	13

Interest Income from Affiliate	—	2	—	4

Interest Expense	54	40	111	79

Income Before Income Taxes	148	168	331	361

Income Taxes	38	44	83	94

Net Income (a)	$110	$124	$248	$267

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$248	$267
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	198	197
Amortization	18	5
Defined benefit plans - expense (income)	(22)	(11)
Deferred income taxes and investment tax credits	54	67
Other	(9)	(9)
Change in current assets and current liabilities
Accounts receivable	(136)	(55)
Accounts payable	(69)	18
Unbilled revenues	119	8
Materials and supplies	(21)	(5)
Prepayments	(55)	(52)
Regulatory assets and liabilities, net	(39)	(73)
Taxes payable	(36)	(23)
Counterparty collateral	—	62
Other	16	(9)
Other operating activities
Defined benefit plans - funding	(1)	—
Other assets	(28)	(25)
Other liabilities	(1)	(7)
Net cash provided by operating activities	236	355

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(395)	(451)
Expenditures for intangible assets	(3)	—
Notes receivable from affiliates	—	333
Other investing activities	—	1
Net cash used in investing activities	(398)	(117)

Cash Flows from Financing Activities
Issuance of long-term debt	1,329	—
Retirement of long-term debt	(1,150)	—
Contributions from parent	200	—
Return of capital to parent	(25)	(65)
Payment of common stock dividends to parent	(163)	(165)
Net decrease in short-term debt	(15)	—
Debt issuance costs	(13)	—
Net cash provided by (used in) financing activities	163	(230)

Net Increase in Cash, Cash Equivalents and Restricted Cash	1	8
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	25	21
Cash, Cash Equivalents and Restricted Cash at End of Period	$26	$29

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$124	$114

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2023	December 31, 2022
Assets

Current Assets
Cash and cash equivalents	$26	$25
Accounts receivable (less reserve: 2023, $40; 2022, $28)
Customer	488	357
Other	10	12
Accounts receivable from affiliates	10	3
Unbilled revenues (less reserve: 2023, $2; 2022, $2)	108	224
Materials and supplies	90	69
Prepayments	96	34
Regulatory assets	49	13
Other current assets	20	22
Total Current Assets	897	759

Property, Plant and Equipment
Regulated utility plant	15,139	14,794
Less: accumulated depreciation - regulated utility plant	3,684	3,544
Regulated utility plant, net	11,455	11,250
Construction work in progress	628	593
Property, Plant and Equipment, net	12,083	11,843

Other Noncurrent Assets
Regulatory assets	552	568
Intangibles	268	269
Other noncurrent assets (less reserve for accounts receivable: 2023, $1; 2022, $2)	129	126
Total Other Noncurrent Assets	949	963

Total Assets	$13,929	$13,565

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2023	December 31, 2022
Liabilities and Equity

Current Liabilities
Short-term debt	$130	$145
Long-term debt due within one year	90	340
Accounts payable	386	480
Accounts payable to affiliates	32	16
Taxes	—	36
Interest	57	35
Regulatory liabilities	82	85
Other current liabilities	88	86
Total Current Liabilities	865	1,223

Long-term Debt	4,565	4,146

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,568	1,514
Regulatory liabilities	835	820
Other deferred credits and noncurrent liabilities	85	111
Total Deferred Credits and Other Noncurrent Liabilities	2,488	2,445

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	4,259	4,084
Earnings reinvested	1,388	1,303
Total Equity	6,011	5,751

Total Liabilities and Equity	$13,929	$13,565

(a)170,000 shares authorized; 66,368 shares issued and outstanding at June 30, 2023 and December 31, 2022.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2023	66,368	$364	$4,284	$1,367	$6,015
Net income				110	110
Return of capital to parent			(25)		(25)
Dividends declared				(89)	(89)
June 30, 2023	66,368	$364	$4,259	$1,388	$6,011

December 31, 2022	66,368	$364	$4,084	$1,303	$5,751
Net income				248	248
Capital contributions from parent			200		200
Return of capital to parent			(25)		(25)
Dividends declared				(163)	(163)
June 30, 2023	66,368	$364	$4,259	$1,388	$6,011

March 31, 2022	66,368	$364	$4,214	$1,189	$5,767
Net income				124	124
Return of capital to parent			(25)		(25)
Dividends declared				(93)	(93)
June 30, 2022	66,368	$364	$4,189	$1,220	$5,773

December 31, 2021	66,368	$364	$4,254	$1,118	$5,736
Net income				267	267
Return of capital to parent			(65)		(65)
Dividends declared				(165)	(165)
June 30, 2022	66,368	$364	$4,189	$1,220	$5,773

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL Energy Holdings.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenues
Retail and wholesale	$347	$399	$808	$880
Electric revenue from affiliate	8	11	21	23
Total Operating Revenues	355	410	829	903

Operating Expenses
Operation
Fuel	68	90	147	171
Energy purchases	22	43	106	134
Energy purchases from affiliate	2	7	3	9
Other operation and maintenance	93	103	184	203
Depreciation	76	75	151	149
Taxes, other than income	12	12	24	24
Total Operating Expenses	273	330	615	690

Operating Income	82	80	214	213

Other Income (Expense) - net	—	4	2	3

Interest Expense	26	21	51	41

Income Before Income Taxes	56	63	165	175

Income Taxes	11	9	34	28

Net Income (a)	$45	$54	$131	$147

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$131	$147
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	151	149
Amortization	6	(3)
Defined benefit plans - expense (income)	1	(1)
Deferred income taxes and investment tax credits	(5)	(9)
Other	(3)	2
Change in current assets and current liabilities
Accounts receivable	53	19
Accounts receivable from affiliates	19	1
Accounts payable	(50)	15
Accounts payable to affiliates	(6)	(11)
Unbilled revenues	42	8
Fuel, materials and supplies	31	35
Regulatory assets and liabilities, net	31	(16)
Taxes payable	(16)	(7)
Accrued interest	6	—
Other	(16)	1
Other operating activities
Defined benefit plans - funding	—	(2)
Expenditures for asset retirement obligations	(6)	(8)
Other assets	(15)	(2)
Other liabilities	4	(1)
Net cash provided by operating activities	358	317
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(186)	(183)
Net increase in notes receivable with affiliates	(8)	—
Net cash used in investing activities	(194)	(183)
Cash Flows from Financing Activities
Net decrease in notes payable to affiliates	—	(324)
Issuance of long-term debt	399	—
Retirement of long-term debt	(300)	—
Net increase (decrease) in short-term debt	(158)	325
Payment of common stock dividends to parent	(87)	(136)
Contributions from parent	20	10
Return of capital to parent	(120)	—
Other financing activities	(4)	—
Net cash used in financing activities	(250)	(125)
Net Increase (Decrease) in Cash and Cash Equivalents	(86)	9
Cash and Cash Equivalents at Beginning of Period	93	9
Cash and Cash Equivalents at End of Period	$7	$18

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$39	$33

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2023	December 31, 2022
Assets

Current Assets
Cash and cash equivalents	$7	$93
Accounts receivable (less reserve: 2023, $4; 2022, $4)
Customer	102	157
Other	16	13
Unbilled revenues (less reserve: 2023, $0; 2022, $0)	70	112
Accounts receivable from affiliates	17	37
Notes receivable from affiliates	8	—
Fuel, materials and supplies	135	166
Prepayments	17	13
Regulatory assets	4	23
Other current assets	1	2
Total Current Assets	377	616

Property, Plant and Equipment
Regulated utility plant	7,527	7,429
Less: accumulated depreciation - regulated utility plant	1,443	1,355
Regulated utility plant, net	6,084	6,074
Construction work in progress	294	268
Property, Plant and Equipment, net	6,378	6,342

Other Noncurrent Assets
Regulatory assets	384	373
Goodwill	389	389
Other intangibles	21	24
Other noncurrent assets	70	66
Total Other Noncurrent Assets	864	852

Total Assets	$7,619	$7,810

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2023	December 31, 2022
Liabilities and Equity

Current Liabilities
Short-term debt	$21	$179
Accounts payable	113	165
Accounts payable to affiliates	52	60
Customer deposits	33	32
Taxes	25	41
Price risk management liabilities	1	1
Regulatory liabilities	19	7
Interest	21	15
Asset retirement obligations	14	13
Other current liabilities	36	46
Total Current Liabilities	335	559

Long-term Debt	2,404	2,307

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	774	771
Investment tax credits	31	31
Price risk management liabilities	6	6
Asset retirement obligations	64	73
Regulatory liabilities	833	833
Other deferred credits and noncurrent liabilities	61	64
Total Deferred Credits and Other Noncurrent Liabilities	1,769	1,778

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,987	2,087
Earnings reinvested	700	655
Total Equity	3,111	3,166

Total Liabilities and Equity	$7,619	$7,810

(a)75,000 shares authorized; 21,294 shares issued and outstanding at June 30, 2023 and December 31, 2022.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2023	21,294	$424	$1,967	$710	$3,101
Net income				45	45
Capital contributions from parent			20		20
Dividends declared				(55)	(55)
June 30, 2023	21,294	$424	$1,987	$700	$3,111

December 31, 2022	21,294	$424	$2,087	$655	$3,166
Net income				131	131
Capital contributions from parent			20		20
Return of capital to parent			(120)		(120)
Dividends declared				(86)	(86)
June 30, 2023	21,294	$424	$1,987	$700	$3,111

March 31, 2022	21,294	$424	$1,997	$676	$3,097
Net income				54	54
Capital contributions from parent			10		10
Dividends declared				(61)	(61)
June 30, 2022	21,294	$424	$2,007	$669	$3,100

December 31, 2021	21,294	$424	$1,997	$658	$3,079
Net income				147	147
Capital contributions from parent			10		10
Dividends declared				(136)	(136)
June 30, 2022	21,294	$424	$2,007	$669	$3,100

(a)Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenues
Retail and wholesale	$433	$484	$931	$1,007
Electric revenue from affiliate	2	7	3	9
Total Operating Revenues	435	491	934	1,016

Operating Expenses
Operation
Fuel	99	139	221	270
Energy purchases	6	7	12	12
Energy purchases from affiliate	8	11	21	23
Other operation and maintenance	117	120	226	233
Depreciation	98	98	196	193
Taxes, other than income	12	11	22	22
Total Operating Expenses	340	386	698	753

Operating Income	95	105	236	263

Other Income (Expense) - net	3	4	5	4

Interest Expense	33	28	66	55

Interest Expense with Affiliate	1	—	1	—

Income Before Income Taxes	64	81	174	212

Income Taxes	13	15	35	39

Net Income (a)	$51	$66	$139	$173

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$139	$173
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	196	193
Amortization	9	8
Defined benefit plans - (income)	(2)	(2)
Deferred income taxes and investment tax credits	(6)	(5)
Other	7	2
Change in current assets and current liabilities
Accounts receivable	24	1
Accounts payable	(30)	18
Accounts payable to affiliates	(22)	(13)
Unbilled revenues	27	(4)
Fuel, materials and supplies	(25)	(5)
Regulatory assets and liabilities, net	18	(21)
Taxes payable	(3)	5
Accrued interest	6	—
Other	(7)	(4)
Other operating activities
Defined benefit plans - funding	—	(1)
Expenditures for asset retirement obligations	(10)	(14)
Other assets	(20)	2
Other liabilities	(3)	(1)
Net cash provided by operating activities	298	332
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(299)	(273)
Net cash used in investing activities	(299)	(273)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable to affiliates	8	(294)
Issuance of long-term debt	399	—
Retirement of long-term debt	(313)	—
Net increase (decrease) in short-term debt	(9)	338
Payment of common stock dividends to parent	(92)	(159)
Contributions from parent	54	60
Return of capital to parent	(54)	—
Other financing activities	(4)	—
Net cash used in financing activities	(11)	(55)
Net Increase (Decrease) in Cash and Cash Equivalents	(12)	4
Cash and Cash Equivalents at Beginning of Period	21	13
Cash and Cash Equivalents at End of Period	$9	$17

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$51	$46

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2023	December 31, 2022
Assets

Current Assets
Cash and cash equivalents	$9	$21
Accounts receivable (less reserve: 2023, $3; 2022, $3)
Customer	133	158
Other	13	13
Unbilled revenues (less reserve: 2023, $0; 2022, $0)	87	114
Fuel, materials and supplies	193	167
Prepayments	16	14
Regulatory assets	10	32
Other current assets	—	1
Total Current Assets	461	520

Property, Plant and Equipment
Regulated utility plant	9,700	9,515
Less: accumulated depreciation - regulated utility plant	2,344	2,201
Regulated utility plant, net	7,356	7,314
Construction work in progress	592	522
Property, Plant and Equipment, net	7,948	7,836

Other Noncurrent Assets
Regulatory assets	447	442
Goodwill	607	607
Other intangibles	20	21
Other noncurrent assets	127	116
Total Other Noncurrent Assets	1,201	1,186

Total Assets	$9,610	$9,542

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2023	December 31, 2022
Liabilities and Equity

Current Liabilities
Short-term debt	$92	$101
Long-term debt due within one year	—	13
Notes payable to affiliates	8	—
Accounts payable	86	123
Accounts payable to affiliates	75	101
Customer deposits	34	33
Taxes	23	26
Regulatory liabilities	2	6
Interest	25	19
Asset retirement obligations	19	26
Other current liabilities	49	51
Total Current Liabilities	413	499

Long-term Debt	3,003	2,907

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	903	896
Investment tax credits	84	85
Asset retirement obligations	56	56
Regulatory liabilities	1,032	1,029
Other deferred credits and noncurrent liabilities	34	32
Total Deferred Credits and Other Noncurrent Liabilities	2,109	2,098

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	3,041	3,041
Earnings reinvested	736	689
Total Equity	4,085	4,038

Total Liabilities and Equity	$9,610	$9,542

(a)80,000 shares authorized; 37,818 shares issued and outstanding at June 30, 2023 and December 31, 2022.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2023	37,818	$308	$2,987	$742	$4,037
Net income				51	51
Capital contributions from parent			54		54
Dividends declared				(57)	(57)
June 30, 2023	37,818	$308	$3,041	$736	$4,085

December 31, 2022	37,818	$308	$3,041	$689	$4,038
Net income				139	139
Capital contributions from parent			54		54
Return of capital to parent			(54)		(54)
Dividends declared				(92)	(92)
June 30, 2023	37,818	$308	$3,041	$736	$4,085

March 31, 2022	37,818	$308	$2,957	$680	$3,945
Net income				66	66
Capital contributions from parent			60		60
Dividends declared				(69)	(69)
June 30, 2022	37,818	$308	$3,017	$677	$4,002

December 31, 2021	37,818	$308	$2,957	$663	$3,928
Net income				173	173
Capital contributions from parent			60		60
Dividends declared				(159)	(159)
June 30, 2022	37,818	$308	$3,017	$677	$4,002

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2022 is derived from that Registrant's 2022 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2022 Form 10-K. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

(PPL)

On May 25, 2022, PPL Rhode Island Holdings acquired 100% of the outstanding shares of common stock of Narragansett Electric from National Grid USA, a subsidiary of National Grid plc (the Acquisition). The results of Narragansett Electric are included in the consolidated results of PPL from the date of the Acquisition. Following the closing of the Acquisition,

Narragansett Electric provides services doing business under the name Rhode Island Energy (RIE). See Note 8 for additional information.

2. Segment and Related Information

(PPL)

PPL is organized into three segments: Kentucky Regulated, Pennsylvania Regulated and Rhode Island Regulated. PPL's segments are determined by geographic location.

Beginning on January 1, 2023, the Kentucky Regulated segment consists primarily of the regulated electricity generation, transmission and distribution operations conducted by LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. Prior to January 1, 2023, the Kentucky Regulated segment also included the financing activities of LKE. The financing activity of LKE is presented in "Corporate and Other" beginning on January 1, 2023. Prior periods have been adjusted to reflect this change. As a result, PPL’s segments consist of its regulated operations in Kentucky, Pennsylvania and Rhode Island and exclude any incremental financing activities of holding companies, which Management believes is a more meaningful presentation as it provides information on the core regulated operations of PPL.

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

The Rhode Island Regulated segment includes the regulated electricity transmission and distribution and natural gas distribution operations of RIE, which were acquired on May 25, 2022.

"Corporate and Other" primarily includes corporate level financing costs, certain unallocated costs, certain non-recoverable costs incurred in conjunction with the acquisition of Narragansett Electric and the financial results of Safari Energy, prior to its sale on November 1, 2022. "Corporate and Other" is presented to reconcile segment information to PPL's consolidated results.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the periods ended June 30 are as follows:

	Three Months		Six Months
	2023	2022	2023	2022
Operating Revenues from external customers
Kentucky Regulated	$778	$883	$1,738	$1,887
Pennsylvania Regulated	667	676	1,558	1,451
Rhode Island Regulated	377	128	942	128
Corporate and Other	1	9	—	12
Total	$1,823	$1,696	$4,238	$3,478

Net Income (Loss)
Kentucky Regulated	$91	$112	$257	$301
Pennsylvania Regulated	110	124	248	267
Rhode Island Regulated	10	(29)	64	(29)
Corporate and Other	(99)	(88)	(172)	(147)
Total	$112	$119	$397	$392

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated Balance Sheets as of:

	June 30, 2023	December 31, 2022
Assets
Kentucky Regulated	$16,794	$16,904
Pennsylvania Regulated	13,929	13,565
Rhode Island Regulated	6,217	6,081
Corporate and Other (a)	1,356	1,287
Total	$38,296	$37,837

(a)Primarily consists of unallocated items, including cash, PP&E, goodwill and the elimination of inter-segment transactions.

(PPL Electric, LG&E and KU)

PPL Electric has two operating segments, distribution and transmission, which are aggregated into a single reportable segment. Each of LG&E and KU is a single operating and reportable segment.

3. Revenue from Contracts with Customers

(All Registrants)

See Note 3 in the Registrants' 2022 Form 10-K for a discussion of the principal activities from which PPL Electric, LG&E and KU and PPL’s Pennsylvania Regulated, Rhode Island Regulated, and Kentucky Regulated segments generate their revenues.

The following tables reconcile "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the periods ended June 30.

	2023 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$1,823	$667	$355	$435
Revenues derived from:
Alternative revenue programs (b)	5	6	—	(3)
Other (c)	(7)	(5)	(1)	(1)
Revenues from Contracts with Customers	$1,821	$668	$354	$431

	2022 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$1,696	$676	$410	$491
Revenues derived from:
Alternative revenue programs (b)	(40)	(23)	3	1
Other (c)	(6)	(3)	(2)	(2)
Revenues from Contracts with Customers	$1,650	$650	$411	$490

	2023 Six Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$4,238	$1,558	$829	$934
Revenues derived from:
Alternative revenue programs (b)	42	7	1	(3)
Other (c)	(11)	(7)	(2)	(2)
Revenues from Contracts with Customers	$4,269	$1,558	$828	$929

	2022 Six Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$3,478	$1,451	$903	$1,016
Revenues derived from:
Alternative revenue programs (b)	(67)	(59)	9	4
Other (c)	(13)	(7)	(4)	(3)
Revenues from Contracts with Customers	$3,398	$1,385	$908	$1,017

(a)PPL includes $377 million and $942 million for the three and six months ended June 30, 2023 and $128 million for the three and six months ended June 30, 2022 of revenues from external customers reported by the Rhode Island Regulated segment. PPL Electric represents revenues from external customers reported by the Pennsylvania Regulated segment and LG&E and KU, net of intercompany power sales and transmission revenues, represent revenues from external customers reported by the Kentucky Regulated segment. See Note 2 for additional information.
(b)This line item shows the over/under collection of rate mechanisms deemed alternative revenue programs with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts. For PPL Electric, the three and six months ended June 30, 2022, included $30 million and $74 million related to the amortization of the regulatory liability recorded in 2021 for a reduction in the transmission formula rate return on equity that was reflected in rates in 2022.
(c)Represents additional revenues outside the scope of revenues from contracts with customers, such as lease and other miscellaneous revenues.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended June 30.

	Three Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2023
PA Regulated	$340	$105	$11	$13	$—	$—	$199	$668
KY Regulated	298	237	160	66	4	9		774
RI Regulated	141	49	4	149	—	—	36	379
Corp and Other	—	—	—	—	—	—	—	—
Total PPL	$779	$391	$175	$228	$4	$9	$235	$1,821

2022
PA Regulated	$329	$117	$30	$14	$—	$—	$160	$650
KY Regulated	339	251	167	93	8	26	—	884
RI Regulated	31	12	1	47	—	—	16	107
Corp and Other	—	—	—	9	—	—	—	9
Total PPL	$699	$380	$198	$163	$8	$26	$176	$1,650

PPL Electric
2023	$340	$105	$11	$13	$—	$—	$199	$668
2022	$329	$117	$30	$14	$—	$—	$160	$650

LG&E
2023	$151	$119	$47	$26	$—	$11	$—	$354
2022	$169	$124	$49	$47	$—	$22	$—	$411

KU
2023	$147	$117	$113	$40	$4	$10	$—	$431
2022	$170	$127	$118	$45	$8	$22	$—	$490

	Six Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2023
PA Regulated	$968	$253	$34	$26	$—	$—	$277	$1,558
KY Regulated	741	511	324	126	11	20	—	1,733
RI Regulated	370	150	13	364	—	—	81	978
Corp and Other	—	—	—	—	—	—	—	—
Total PPL	$2,079	$914	$371	$516	$11	$20	$358	$4,269

2022
PA Regulated	$782	$225	$45	$26	$—	$—	$307	$1,385
KY Regulated	817	521	321	176	14	45	—	1,894
RI Regulated	31	12	1	47	—	—	16	107
Corp and Other	—	—	—	12	—	—	—	12
Total PPL	$1,630	$758	$367	$261	$14	$45	$323	$3,398

	Six Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers

PPL Electric
2023	$968	$253	$34	$26	$—	$—	$277	$1,558
2022	$782	$225	$45	$26	$—	$—	$307	$1,385

LG&E
2023	$392	$271	$96	$42	$—	$27	$—	$828
2022	$415	$270	$94	$86	$—	$43	$—	$908

KU
2023	$349	$240	$228	$84	$11	$17	$—	$929
2022	$402	$251	$227	$89	$14	$34	$—	$1,017

(a)Primarily includes revenues from pole attachments, street lighting, other public authorities and other non-core businesses. The Rhode Island Regulated segment primarily includes open access tariff revenues, which are calculated on combined customer classes.
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

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the periods ended June 30.

	Three Months		Six Months
	2023	2022	2023	2022
PPL	$6	$25	$26	$33
PPL Electric	7	—	17	5
LG&E	—	1	1	2
KU	1	1	1	2

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers.

	PPL	PPL Electric	LG&E	KU
Contract liabilities at December 31, 2022	$34	$23	$5	$6
Contract liabilities at June 30, 2023	48	35	6	7
Revenue recognized during the six months ended June 30, 2023 that was included in the contract liability balance at December 31, 2022	18	7	5	6

Contract liabilities at December 31, 2021	$42	$25	$6	$6
Contract liabilities at June 30, 2022	33	16	6	5
Revenue recognized during the six months ended June 30, 2022 that was included in the contract liability balance at December 31, 2021	24	12	6	6

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

4. Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the applicable period. Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding, increased by incremental shares that would be outstanding if potentially dilutive share-based payment awards were converted to common shares as calculated using the Two-Class Method or Treasury Stock Method. The If-Converted Method will be applied to the Exchangeable Senior Notes due 2028 issued in February 2023. See Note 7 for additional information.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended June 30 used in the EPS calculation are:

	Three Months		Six Months
	2023	2022	2023	2022
Income (Numerator)
Net income attributable to PPL	$112	$119	$397	$392
Less amounts allocated to participating securities	—	—	1	—
Net income available to PPL common shareowners - Basic and Diluted	$112	$119	$396	$392

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	737,075	735,977	736,953	735,741
Add: Dilutive share-based payment awards	1,102	792	985	737
Weighted-average shares - Diluted EPS	738,177	736,769	737,938	736,478

Basic and Diluted EPS
Net Income available to PPL common shareowners	$0.15	$0.16	$0.54	$0.53

For the periods ended June 30, PPL issued shares of common stock related to stock-based compensation plans as follows (in thousands):

	Three Months		Six Months
	2023	2022	2023	2022
Stock-based compensation plans	—	—	—	124

For the periods ended June 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Six Months
	2023	2022	2023	2022
Stock-based compensation awards	258	66	396	110

5. Income Taxes

Reconciliations of income tax expense (benefit) for the periods ended June 30 are as follows.

(PPL)
	Three Months		Six Months
	2023	2022	2023	2022
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$30	$32	$107	$104
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	11	27	33	48
Valuation allowance adjustments	5	7	7	10
Amortization of investment tax credit including deferred taxes on basis adjustment	—	(4)	(1)	(7)
Depreciation and other items not normalized	(2)	(5)	(7)	(8)
Amortization of excess deferred federal and state income taxes	(8)	(22)	(20)	(40)
Other	(3)	(3)	(7)	(1)
Total increase (decrease)	3	—	5	2
Total income tax expense (benefit)	$33	$32	$112	$106

(PPL Electric)
	Three Months		Six Months
	2023	2022	2023	2022
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$31	$35	$70	$76
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	11	13	24	28
Depreciation and other items not normalized	(3)	(3)	(7)	(6)
Amortization of excess deferred federal and state income taxes	(2)	(2)	(4)	(5)
Other	1	1	—	1
Total increase (decrease)	7	9	13	18
Total income tax expense (benefit)	$38	$44	$83	$94

(LG&E)
	Three Months		Six Months
	2023	2022	2023	2022
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$12	$13	$35	$37
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2	2	6	7
Amortization of excess deferred federal and state income taxes	(3)	(7)	(6)	(14)
Other	—	1	(1)	(2)
Total increase (decrease)	(1)	(4)	(1)	(9)
Total income tax expense (benefit)	$11	$9	$34	$28

(KU)
	Three Months		Six Months
	2023	2022	2023	2022
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$13	$17	$36	$45
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	3	7	8
Amortization of excess deferred federal and state income taxes	(4)	(6)	(8)	(12)
Other	1	1	—	(2)
Total increase (decrease)	—	(2)	(1)	(6)
Total income tax expense (benefit)	$13	$15	$35	$39

Other

Narragansett Electric Acquisition (PPL)

The acquisition of Narragansett Electric on May 25, 2022 was deemed an asset acquisition for federal and state income tax purposes, as a result of PPL and National Grid making a tax election under Internal Revenue Code (IRC) §338(h)(10). Accordingly, the tax bases of substantially all of the assets acquired were increased to fair market value, which equaled net book value, thereby eliminating the related deferred tax assets and liabilities. This election resulted in tax goodwill that will be amortized for tax purposes over 15 years.

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

Inflation Reduction Act (All Registrants)

On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law. Among other things, the IRA enacted a new 15% corporate "book minimum tax," which is based on adjusted GAAP pre-tax income and is only applicable to corporations whose pre-tax income exceeds a certain threshold. PPL does not expect to be subject to the book minimum tax in 2023. The Registrants will continue to assess the impacts of the IRA on their financial statements and will monitor guidance issued by the U.S. Treasury in the future. In addition, the IRA enacted numerous new tax credits, largely associated with renewable energy.

IRS Revenue Procedure 2023-15 (PPL and LG&E)

On April 14, 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. PPL and LG&E are currently reviewing the revenue procedure to determine what impact the newly issued guidance may have on their financial statements.

6. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric		LG&E		KU
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Current Regulatory Assets:
Gas supply clause	$—	$41	$—	$—	$—	$13	$—	$—
Rate adjustment mechanisms	214	96	—	—	—	—	—	—
Renewable energy certificates	13	14	—	—	—	—	—	—
Derivative instruments	15	41	—	—	—	—	—	—
Smart meter rider	5	5	5	5	—	—	—	—
Universal service rider	21	3	21	3	—	—	—	—
Fuel adjustment clause	9	38	—	—	2	9	7	29
Transmission service charge	12	—	12	—	—	—	—	—
Other	42	20	11	5	2	1	3	3
Total current regulatory assets	$331	$258	$49	$13	$4	$23	$10	$32

Noncurrent Regulatory Assets:
Defined benefit plans	$783	$778	$353	$353	$208	$209	$139	$140
Plant outage costs	42	46	—	—	11	12	31	34
Net metering	89	61	—	—	—	—	—	—
Environmental cost recovery	101	102	—	—	—	—	—	—
Taxes recoverable through future rates	38	47	—	—	—	—	—	—
Storm costs	111	118	—	—	15	7	14	3
Unamortized loss on debt	24	21	4	3	11	11	7	7
Interest rate swaps	6	7	—	—	6	7	—	—
Terminated interest rate swaps	61	63	—	—	36	37	25	26
Accumulated cost of removal of utility plant	195	212	195	212	—	—	—	—
AROs	292	295	—	—	76	76	216	219
Derivatives instruments	7	—	—	—	—	—	—	—
Other	77	69	—	—	21	14	15	13
Total noncurrent regulatory assets	$1,826	$1,819	$552	$568	$384	$373	$447	$442

	PPL		PPL Electric		LG&E		KU
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Current Regulatory Liabilities:
Generation supply charge	$41	$37	$41	$37	$—	$—	$—	$—
Transmission service charge	—	14	—	7	—	—	—	—
TCJA customer refund	6	15	6	15	—	—	—	—
Act 129 compliance rider	15	14	15	14	—	—	—	—
Transmission formula rate	23	12	20	12	—	—	—	—
Rate adjustment mechanism	133	96	—	—	—	—	—	—
Energy efficiency	23	23	—	—	—	—	—	—
Gas supply clause	16	—	—	—	16	—	—	—
Other	23	27	—	—	3	7	2	6
Total current regulatory liabilities	$280	$238	$82	$85	$19	$7	$2	$6

	PPL		PPL Electric		LG&E		KU
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$978	$950	$—	$—	$296	$287	$396	$389
Power purchase agreement - OVEC	22	26	—	—	15	18	7	8
Net deferred taxes	2,054	2,094	776	775	469	477	535	546
Defined benefit plans	225	187	59	45	21	21	57	56
Terminated interest rate swaps	58	60	—	—	29	30	29	30
Energy efficiency	39	32	—	—	—	—	—	—
Other	45	63	—	—	3	—	8	—
Total noncurrent regulatory liabilities	$3,421	$3,412	$835	$820	$833	$833	$1,032	$1,029

Regulatory Matters

Rhode Island Activities (PPL)

Rate Case proceedings

Pursuant to Report and Order No. 23823 issued May 5, 2020, the RIPUC approved the terms of an Amended Settlement Agreement (ASA), reflecting an allowed return on equity (ROE) rate of 9.275% based on a common equity ratio of approximately 51%. RIE is currently in year five of the multi-year rate plan (Rate Plan). On June 30, 2021, the Rhode Island Division of Public Utilities and Carriers consented to an open-ended extension of the term of the Rate Plan. Pursuant to the settlement with the Rhode Island Office of the Attorney General in connection with the acquisition of RIE by PPL, RIE currently does not anticipate filing a new base rate case before May 25, 2025. Pursuant to the open-ended extension, the Rate Year 3 level of base distribution rates under ASA will remain in effect and RIE will continue to operate under the current Rate Plan until a new Rate Plan is approved by the RIPUC.

The ASA includes additional provisions, including (i) an Electric Transportation Initiative (the ET Initiative) to facilitate the growth of Electric Vehicle (EV) adoption and scaling of the market for EV charging equipment to advance Rhode Island's zero emission vehicles and greenhouse gas emissions policy goals, (ii) two energy storage demonstration projects, which are on track for timely completion, (iii) an incentive-only performance incentive for System Efficiency: Annual Megawatt Capacity Savings, which sunset in 2021 and is now a tracking and reporting only metric, and (iv) several additional metrics for tracking and reporting purposes only. The RIPUC discussed the ET Initiative at an Open Meeting on August 30, 2022, advising RIE to seek RIPUC authorization to continue the ET Initiative and/or to alter any of the targets established in the ASA for Rate Year 5 and beyond. No votes or official rulings were taken; however, based on this feedback, RIE has paused the ET programs in Rate Year 5. As of June 30, 2023, the RIPUC had not made any rulings regarding the timing of crediting customers the deferral balance pursuant to the ASA. RIE cannot predict the outcome of this matter.

Advanced Metering Functionality and Grid Modernization

In 2021, RIE filed its Updated Advanced Metering Functionality (AMF) Business Case and Grid Modernization Plan (GMP) with the RIPUC in accordance with the ASA, and which, among other things, sought approval to deploy smart meters throughout the service territory. In 2021, the RIPUC stayed the AMF and GMP proceedings pending further consideration following the issuance of a final Order by the Rhode Island Division of Public Utilities and Carriers on the acquisition of RIE. RIE filed notice of withdrawal of the original Updated AMF Business Case and GMP with the RIPUC, and in November 2022 filed a new AMF Business Case with the RIPUC. The new AMF Business Case filing consists of a detailed proposal for full-scale deployment of AMF across its electric service territory. The proposal will enable significant customer and grid benefits in line with the state’s climate mandates. In its filing, RIE estimated that the proposed program would cost $188 million on a net present value (NPV) basis and provide benefits of $729 million NPV over the 20-year project life, yielding a benefit-cost ratio of 3.9%. RIE believes AMF is a foundational technology that is a necessary first step to transforming Rhode Island’s electric distribution system.

In its filing, RIE requested a RIPUC decision by June 2023; the RIPUC issued a revised procedural schedule for the AMF Business Case filing that provides for hearings in July 2023. Evidentiary hearings commenced on July 20, 2023 and continued on July 25, 2023 through July 27, 2023. In addition, the RIPUC held a public comment hearing on April 4, 2023, and technical sessions on February 22, 2023, May 10, 2023 and June 13, 2023. The RIPUC also held a separate evidentiary hearing on April 14, 2023, regarding certain Motions for Confidential Treatment by RIE.

RIE filed a new GMP with the RIPUC on December 30, 2022. The new GMP filing consists of a holistic suite of grid modernization investments that will provide RIE with the tools and capability to manage the electric distribution system more granularly considering a range of distributed energy resources adoption levels, accelerated by Rhode Island's climate mandates, while at the same time maintaining a safe and reliable electric distribution system. The GMP is an informational guidance document that supports the grid modernization investments to be proposed in future electric ISR plans. Consequently, RIE did not request approval from the RIPUC for any specific investments or seek cost recovery as part of the GMP; rather, RIE requested that the RIPUC issue an order affirming RIE’s compliance with its obligation to file a GMP that meets the requirements of the ASA.

COVID-19 Deferral Filing

On April 30, 2021, RIE filed a petition for approval to recognize regulatory assets related to COVID-19 impacts (RIPUC Docket No. 5154). In its petition, RIE sought the RIPUC's authorization to create regulatory assets and consideration of future cost recovery for the following COVID-19 costs: (1) the increased cost of customer accounts receivable that RIE will be unable to collect as a result of the COVID-19 pandemic, and the executive orders and RIPUC orders restricting RIE's collection activities as a result of the pandemic, which will result in increased net charge-offs; (2) lost revenue from unassessed late payment charges; and (3) charges to RIE for other fees that RIE has waived pursuant to the RIPUC's orders in RIPUC Docket No. 5022. RIE is evaluating its request to create a regulatory asset for COVID-19-related bad debt expense to consider the impact, if any, of the proposed arrearage forgiveness sought in RIE’s Petition to Forgive Certain Arrearage Balances for Low-Income and Protected Customers in Docket No. 22-08-GE, which RIE filed with the RIPUC to fulfill its obligations under PPL's settlement with the Rhode Island Attorney General. RIE cannot predict the outcome of this matter.

FY 2023 Gas Infrastructure, Safety and Reliability (ISR) Plan

At an Open Meeting on March 29, 2022, the RIPUC conditionally approved RIE’s FY 2023 Gas ISR Plan and associated revenue requirement, subject to further review regarding RIE's Proactive Main Replacement Program and its decision to reconstruct and purchase heating and pressure regulation equipment located at RIE’s Wampanoag and Tiverton take stations. The RIPUC held an Open Meeting on September 13, 2022, and issued its Order on November 18, 2022 regarding the Proactive Main Replacement Program and made the following rulings: (1) commencing with the Gas ISR plan to be filed in this calendar year 2022 (prospectively), new main constructed to replace leak prone pipe will not be considered used and useful, and therefore not eligible for rate base treatment, until the related old main is abandoned; and (2) approved the proactive main replacement revenue requirement set forth in the FY2023 Gas ISR plan. Also, the RIPUC directed RIE to submit prefiled testimony on the issue of its replacement of heating and pressure regulation facilities at the Wampanoag and Tiverton take stations and to address three issues, specifically: (i) a cost-benefit analysis arising from RIE's decision to take ownership of the reconstructed take station equipment; (ii) the potential that the benefits derived from the reconstruction and ownership transfer of the take station equipment will not be realized due to the future use of hydrogen or abandonment of the gas system; and (iii) the depreciation and accounting treatment of the reconstructed take station equipment. RIE filed this testimony with the RIPUC on May 16, 2022, the RIPUC has not taken any action to date on this issue. RIE cannot predict the outcome of this matter.

FY 2024 Gas ISR Plan

On December 23, 2022, RIE filed its FY 2024 Gas ISR Plan with the RIPUC. At its January 20, 2023 Open Meeting, the RIPUC directed RIE to file supplemental budget and rate schedules to reflect an April 1 to March 31 fiscal year. The supplemental budget that was filed with the RIPUC on January 27, 2023 includes $187 million of capital investment spend. The supplemental rate schedules were filed on February 3, 2023. RIE and the Rhode Island Division of Public Utilities and Carriers reached an agreement on an approximately $171 million capital investment spending plan, and RIE filed a second supplemental budget on March 13, 2023. The RIPUC held a hearing on the plan on March 14, 2023. At an Open Meeting on March 29, 2023, the RIPUC approved the plan with an adjustment to the budget for the Proactive Main Replacement Program category resulting in a total approved FY 2024 Gas ISR Plan of $163 million for capital investment spend. On March 31, 2023, the RIPUC approved RIE's March 30, 2023 compliance filing for rates effective April 1, 2023. The RIPUC continues to consider the appropriate rate recovery treatment of projects not covered by an ISR plan for the applicable fiscal year, and additional definitions and procedures that may be implemented related to the ISR plan process. RIE cannot predict the outcome of this matter.

FY 2024 Electric ISR Plan

On December 23, 2022, RIE filed its FY 2024 Electric ISR Plan with the RIPUC. At its January 20, 2023 Open Meeting, the RIPUC directed RIE to file supplemental budget and rate schedules to reflect an April 1 to March 31 fiscal year. The supplemental budget filed with the RIPUC on January 27, 2023 includes $176 million of capital investment spend, $14 million of vegetation operations and management (O&M) spend and $3 million of Other O&M spend. The supplemental rate schedules were filed on February 3, 2023. RIE filed second supplemental budget schedules on March 21, 2023, which includes $166 million of capital investment spend, $14 million of vegetation management O&M spend and $1 million of Other O&M spend. The RIPUC held hearings in March 2023, and on March 29, 2023, approved the plan with modifications to the proposed capital investment spend, resulting in a total approved FY 2024 Electric ISR Plan of $112 million for capital investment spend, $14 million for vegetation management O&M spend, and $1 million for Other O&M spend. On March 31, 2023, the RIPUC approved RIE's March 30, 2023 compliance filing for rates effective April 1, 2023. The RIPUC continues to consider the appropriate rate recovery treatment of projects not covered by an ISR plan for the applicable fiscal year, and additional definitions and procedures that may be implemented related to the ISR plan process. RIE cannot predict the outcome of this matter.

Kentucky Activities (PPL, LG&E and KU)

CPCN and SB 4 Application

On December 15, 2022, LG&E and KU filed an application with the KPSC for a CPCN for the construction of two 621 MW net summer rating NGCC combustion turbine facilities, one at LG&E's Mill Creek Generating Station in Jefferson County, Kentucky and the other at KU's E.W. Brown Generating Station in Mercer County, Kentucky, including on-site natural gas and electric transmission construction associated with those facilities and site compatibility certificates. LG&E and KU also applied for a CPCN to construct a 120 MWac solar photovoltaic electric generating facility in Mercer County, Kentucky, and for a CPCN to acquire a 120 MWac solar facility to be built by a third-party solar developer in Marion County, Kentucky. LG&E and KU further applied for a CPCN to construct a 125 MW, 4-hour battery energy storage system facility at KU's E.W. Brown Generating Station and for approval of their proposed 2024-2030 DSM programs. The plan includes adding 14 new, adjusted or expanded energy efficiency programs, which would reduce LG&E's and KU's overall need by approximately 100 MW each. Finally, LG&E and KU requested a declaratory order to confirm that their entry into non-firm energy-only power-purchase agreements for the output of four solar photovoltaic facilities with a combined capacity of 637 MW does not require KPSC approval and that LG&E and KU may recover the costs of the solar PPAs through their fuel adjustment clause mechanisms as previously approved for a prior solar PPA. LG&E and KU plan to accrue AFUDC on the constructed NGCC facilities, the solar facility in Mercer County, Kentucky and the battery energy storage system facility and have requested regulatory asset treatment to recover the financing costs of these projects.

The new NGCC facilities would be jointly owned by LG&E (31%) and KU (69%) and the solar units would be jointly owned by LG&E (37%) and KU (63%), the battery storage unit would be owned by LG&E, and the proposed PPA transactions and DSM programs would be entered into or conducted jointly by LG&E and KU, consistent with LG&E and KU's shared dispatch, cost allocation, tariff or other frameworks.

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

The KPSC accepted the CPCN filing as of January 6, 2023. On March 24, 2023, Kentucky Senate Bill 4 (SB 4) went into effect, which requires KPSC approval of fossil fuel-fired electric generating unit retirements in the state. On May 10, 2023, LG&E and KU filed an application with the KPSC seeking approval of the retirement of seven fossil fuel-fired generating units as required by the recently enacted SB 4. On May 16, 2023, the KPSC entered an Order consolidating the SB 4 filing proceeding into the CPCN case. The KPSC has indicated its intention to issue an order on all issues by November 6, 2023. PPL, LG&E and KU cannot predict the outcome of these matters.

Kentucky March 2023 Storm

On March 3, 2023, LG&E and KU experienced significant windstorm activity in their service territories, resulting in substantial damage to certain of LG&E's and KU's assets with total costs incurred through June 30, 2023 of $75 million ($33 million at

LG&E and $42 million at KU). On March 17, 2023, LG&E and KU submitted a filing with the KPSC requesting regulatory asset treatment of the extraordinary operations and maintenance expenses portion of the costs incurred related to the windstorm. On April 5, 2023, the KPSC issued an order approving the request for accounting purposes, noting that approval for recovery would be determined in LG&E’s and KU’s next base rate cases. As of June 30, 2023, LG&E and KU recorded regulatory assets related to the storm of $8 million and $11 million.

Pennsylvania Activities (PPL and PPL Electric)

PAPUC investigation into billing issues

On January 31, 2023, the PAPUC initiated an investigation focused on billing issues related to estimated, irregular bills and customer service concerns following customer complaints, which for many customers were driven by increased prices for electricity supply. Certain bills issued during the time period of December 20, 2022 through January 25, 2023 were estimated due to a technical issue that prevented PPL Electric from providing actual collected meter data to customer facing and other internal systems. Customers also reported difficulties accessing PPL Electric's website and contacting the customer service call center. The PAPUC’s Bureau of Investigation & Enforcement has directed PPL Electric to respond to certain inquiries and document requests. PPL Electric has submitted its responses to the information request and is cooperating fully with the investigation. PPL Electric cannot predict the outcome of this matter.

Federal Matters

FERC Transmission Rate Filing (PPL, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going waivers and credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the D.C. Circuit Court of Appeals regarding the FERC's orders on the elimination of the mitigation and required transition mechanism. In August 2022, the D.C. Circuit Court of Appeals issued an order remanding the proceedings back to the FERC. On May 18, 2023, the FERC issued an order on remand reversing its 2019 decision and requiring LG&E and KU to refund credits previously withheld, including under such transition mechanism. On June 9, 2023, the FERC granted LG&E’s and KU’s motion for an extension of time to process refunds until November 2023. LG&E and KU filed a request for rehearing of the May 18, 2023 order, which was denied by operation of law on July 17, 2023. LG&E and KU filed petition for review of FERC's May 18, 2023 order with the D.C. Circuit Court of Appeals on July 28, 2023. In the second quarter of 2023, LG&E and KU recorded regulatory liabilities of $3 million and $8 million related to potential refunds resulting from the FERC’s May 18, 2023 order. LG&E and KU cannot predict the ultimate outcome of the proceedings or any other post decision process but do not expect the annual impact to have a material effect on their operations or financial condition. LG&E and KU currently receive recovery of certain waivers and credits provided primarily through base rates with increases associated with the FERC's May 18, 2023 order expected to be primarily subject to base rate recovery in future rate proceedings.

Recovery of Transmission Costs (PPL)

Until December 2022, RIE's transmission facilities were operated in combination with the transmission facilities of National Grid's New England affiliates, Massachusetts Electric Company (MECO) and New England Power (NEP), as a single integrated system with NEP designated as the combined operator. As of January 1, 2023, RIE operates its own transmission facilities. NE-ISO allocates RIE's costs among transmission customers in New England, in accordance with the ISO Open Access Transmission Tariff (ISO-NE OATT). According to the FERC orders, RIE is compensated for its actual monthly transmission costs, with its authorized maximum ROE of 11.74% on its transmission assets.

The ROE for transmission rates under the ISO-NE OATT is the subject of four complaints that are pending before the FERC. On October 16, 2014, the FERC issued an order on the first complaint, Opinion No. 531-A, resetting the base ROE applicable to transmission assets under the ISO-NE OATT from 11.14% to 10.57% effective as of October 16, 2014 and establishing a maximum ROE of 11.74%. On April 14, 2017, this order was vacated and remanded by the D. C. Circuit Court of Appeals (Court of Appeals). After the remand, the FERC issued an order on October 16, 2018 applicable to all four pending cases where it proposed a new base ROE methodology that, with subsequent input and support from the New England Transmission Owners (NETO), yielded a base ROE of 10.41%. Subsequent to the FERC's October 2018 order in the New England Transmission Owners cases, the FERC further refined its ROE methodology in another proceeding and has applied that refined methodology to transmission owners’ ROEs in other jurisdictions, and the NETOs filed further information in the New England matters to distinguish their case. Those determinations in other jurisdictions are currently on appeal before the Court of Appeals. The proceeding and the final base rate ROE determination in the New England matters remain open, pending a final order from the FERC. PPL cannot predict the outcome of this matter, and an estimate of the impact cannot be determined.

Other

Purchase of Receivables Program

(PPL and PPL Electric)

In accordance with a PAPUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During the three and six months ended June 30, 2023, PPL Electric purchased $374 million and $732 million of accounts receivable from alternative suppliers. During the three and six months ended June 30, 2022, PPL Electric purchased $273 million and $622 million of receivables.

(PPL)

In 2021 and 2022, the RIPUC approved various components of a Purchase of Receivables Program (POR) in Rhode Island for effect on April 1, 2022. Municipal aggregators and non-regulated power producers (collectively, Competitive Suppliers) are eligible to participate in accordance with RIE's approved electric tariffs for municipal aggregation and non-regulated power producers. Under the POR program, RIE will purchase the Competitive Suppliers' accounts receivables, including existing receivables, at discounted rates, regardless of whether RIE has collected the owed monies from customers. The program is intended to make RIE whole through the implementation of a discount rate or Standard Complete Bill Percentage (SCBP) paid by Competitive Suppliers. RIE calculates the SCBP for each customer class and files the calculations with the RIPUC for review and approval by February 15 of each year. At an Open Meeting on March 29, 2023, the RIPUC approved the SCBP for effect beginning on April 1, 2023, for a one-year period.

7. Financing Activities

Credit Arrangements and Short-term Debt

(All Registrants)

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. For reporting purposes, on a consolidated basis, the credit facilities and commercial paper programs of PPL Electric, LG&E and KU are attributable to PPL. The amounts listed in the borrowed column below are recorded as "Short-term debt" on the Balance Sheets except for borrowings under PPL Electric's term loan agreement due March 2024 and borrowings under LG&E's and KU's term loan agreements due July 2024, which are reflected in "Long-term debt" at December 31, 2022. The following credit facilities were in place at:

	June 30, 2023					December 31, 2022
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (d)	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (d)
PPL
PPL Capital Funding (a)
Syndicated Credit Facility (b)	Dec. 2027	$1,250	$—	$—	$1,250	$—	$561
Bilateral Credit Facility	Mar. 2024	100	—	—	100	—	—
Bilateral Credit Facility (c)	Mar. 2024	100	—	58	42	—	58
Total PPL Capital Funding Credit Facilities		$1,450	$—	$58	$1,392	$—	$619

PPL Electric
Syndicated Credit Facility	Dec. 2027	$650	$—	$131	$519	$—	$146
Term Loan Credit Facility	Mar. 2024	—	—	—	—	250	—
Total PPL Electric Credit Facilities		$650	$—	$131	$519	$250	$146

LG&E
Syndicated Credit Facility	Dec. 2027	$500	$—	$21	$479	$—	$180
Term Loan Credit Facility	Jul. 2024	—	—	—	—	300	—
Total LG&E Credit Facilities		$500	$—	$21	$479	$300	$180

KU
Syndicated Credit Facility	Dec. 2027	$400	$—	$92	$308	$—	$101
Term Loan Credit Facility	Jul. 2024	—	—	—	—	300	—
Total KU Credit Facilities		$400	$—	$92	$308	$300	$101

(a)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(b)Includes a $250 million borrowing sublimit for RIE and a $1 billion sublimit for PPL Capital Funding.
(c)Includes a $45 million letter of credit on behalf of RIE.
(d)Commercial paper issued reflects the undiscounted face value of the issuance.

(PPL)

In March 2023, RIE was added as an authorized borrower under the PPL Capital Funding syndicated credit facility. At June 30, 2023, RIE’s borrowing limit under the facility was set at $250 million and PPL Capital Funding's borrowing limit was set at $1 billion. At June 30, 2023, neither PPL Capital Funding nor RIE had any borrowings outstanding under the facility.

(PPL and PPL Electric)

In March 2023, PPL Electric repaid its $250 million term loan expiring in March 2024 and terminated the facility.

(PPL and LG&E)

In March 2023, LG&E repaid its $300 million term loan expiring in July 2024 and terminated the facility.

(PPL and KU)

In March 2023, KU repaid its $300 million term loan expiring in July 2024 and terminated the facility.

(All Registrants)

PPL Capital Funding, RIE, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	June 30, 2023				December 31, 2022
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances (c)	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances (c)
PPL Capital Funding (a) (b)		$1,350	$—	$1,350	4.84%	$561
RIE (b)		400	—	400		—
PPL Electric	5.31%	650	130	520	4.74%	145
LG&E	5.30%	500	21	479	4.94%	180
KU	5.34%	400	92	308	4.90%	101
Total		$3,300	$243	$3,057		$987

(a)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(b)Issuances under the PPL Capital Funding and RIE commercial paper programs are supported by the PPL Capital Funding syndicated credit facility, which has a total capacity of $1.25 billion and under which they are both borrowers. PPL Capital Funding’s Commercial paper program is also backed by a separate bilateral credit facility for $100 million. The PPL Capital Funding syndicated credit facility includes a borrowing sublimit for RIE, which is currently set at $250 million with the remaining $1 billion allocated to PPL Capital Funding. The sublimits of each borrower may be decreased or increased at the borrowers’ option up to a prescribed amount such that all borrowings under the syndicated credit facility cannot exceed the size of the credit facility of $1.25 billion.
(c)Commercial paper issued reflects the undiscounted face value of the issuance.

(PPL)

In June 2023, RIE established a commercial paper program with a capacity of $400 million. This program is supported by PPL Capital Funding's syndicated credit facility, under which RIE is a co-borrower.

(PPL Electric, LG&E, and KU)

See Note 11 for discussion of intercompany borrowings.

Long-term Debt

(PPL)

In February 2023, PPL Capital Funding issued $1.0 billion of 2.875% Exchangeable Senior Notes due 2028 (the Notes). PPL Capital Funding received proceeds of $980 million, net of underwriting fees, which were used to repay short-term debt and for general corporate purposes. The Notes are senior unsecured notes, fully guaranteed by PPL. The Notes are scheduled to mature on March 15, 2028, unless earlier exchanged, redeemed or repurchased.

The Notes are exchangeable at an initial exchange rate of 29.3432 shares of PPL's common stock per $1,000 principal amount (equivalent to an initial exchange price of approximately $34.08 per share of common stock). The initial exchange rate is subject to adjustment, as provided in the indenture for anti-dilutive events and fundamental change and redemption provisions. Upon exchange of the Notes, PPL Capital Funding will redeem the aggregate principal amount of the Notes in cash. PPL Capital Funding will pay cash, deliver shares of common stock or a combination of cash and shares of common stock, at PPL Capital Funding's election, in respect of the remainder, if any, of its exchange obligation in excess of the aggregate principal amount of the Notes being exchanged. Prior to December 15, 2027, the Notes will be exchangeable at the option of the noteholders only upon the satisfaction of specified conditions and during certain periods described in the indenture pursuant to which the Notes were issued. On or after December 15, 2027 until the maturity date, the Notes will be exchangeable at the option of the noteholders at any time regardless of these conditions or periods.

PPL Capital Funding may redeem all or any portion of the Notes, at its option, on or after March 20, 2026, if the last reported sale price of the common stock has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive), during any 30 consecutive trading day period, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest. No sinking fund is provided for the Notes.

Subject to certain conditions, holders of the Notes will have the right to require PPL Capital Funding to repurchase all or a portion of their Notes upon the occurrence of a fundamental change, as defined in the indenture pursuant to which the Notes were issued at a repurchase price of 100% of their principal amount plus any accrued and unpaid interest. In connection with certain corporate events or if PPL Capital Funding calls any Notes for redemption, PPL Capital Funding will, under certain circumstances, increase the exchange rate for noteholders who elect to exchange their Notes in connection with any such corporate event or exchange their Notes called for redemption.

(PPL and PPL Electric)

In March 2023, PPL Electric issued $600 million of 5.00% First Mortgage Bonds due 2033 and $750 million of 5.25% First Mortgage Bonds due 2053. PPL Electric received proceeds of $1.32 billion, net of discounts and underwriting fees, which were used to repay debt, including PPL Electric's $250 million term loan, and for other general corporate purposes.

In March 2023, PPL Electric redeemed all of the outstanding $650 million aggregate principal amount of its First Mortgage Bonds, Floating Rate Series due 2024.

In March 2023, PPL Electric redeemed all of the outstanding $250 million aggregate principal amount of its First Mortgage Bonds, Floating Rate Series due 2023.

(PPL and LG&E)

In March 2023, LG&E issued $400 million of 5.45% First Mortgage Bonds due 2033. LG&E received proceeds of $396 million, net of discounts and underwriting fees, which were used to repay LG&E's $300 million term loan and for other general corporate purposes.

(PPL and KU)

In March 2023, KU issued $400 million of 5.45% First Mortgage Bonds due 2033. KU received proceeds of $396 million, net of discounts and underwriting fees, which were used to repay KU's $300 million term loan and for general corporate purposes.

(PPL)

Equity Securities

In June 2023, RIE redeemed all 49,089 shares of its outstanding preferred stock at a redemption price equal to the par value of $50 per share, plus a premium of $5 per share, plus a prorated dividend of $0.1875 per share. The total payment was $3 million.

Dividends

In May 2023, PPL declared a quarterly cash dividend on its common stock, payable July 3, 2023, of 24.0 cents per share (equivalent to 96.0 cents per annum).

8. Acquisitions, Development and Divestitures

(PPL)

Acquisitions

Acquisition of Narragansett Electric

On May 25, 2022, PPL Rhode Island Holdings acquired 100% of the outstanding shares of common stock of Narragansett Electric from National Grid USA, a subsidiary of National Grid plc (the Acquisition) for approximately $3.8 billion. Following the closing of the Acquisition, Narragansett Electric provides services doing business under the name Rhode Island Energy (RIE).

In connection with the Acquisition, National Grid USA Service Company, Inc., National Grid USA and Narragansett Electric have entered into a transition services agreement (TSA), pursuant to which National Grid has agreed to provide certain transition services to Narragansett Electric to facilitate the transition of the operation of Narragansett Electric to PPL following the Acquisition, as agreed upon in the Narragansett share purchase agreement. The TSA is for an initial two-year term and is subject to extension as necessary to complete the successful transition. TSA costs of $63 million and $120 million were incurred during the three and six months ended June 30, 2023.

Commitments to the Rhode Island Division of Public Utilities and Carriers and the Attorney General of the State of Rhode Island

As a condition to the Acquisition, PPL made certain commitments to the Rhode Island Division of Public Utilities and Carriers and the Attorney General of the State of Rhode Island. See Note 9 in PPL's 2022 Form 10-K for a complete listing of those commitments. PPL incurred the following expenses related to some of the remaining commitments for the three and six months ended June 30, 2023:

•RIE will forgo potential recovery of any and all transition costs which includes (1) the installation of certain information technology systems; (2) modification and enhancements to physical facilities in Rhode Island; and (3) incurring costs related to severance payments, communications and branding changes, and other transition related costs. These costs, which are being expensed as incurred, were $70 million and $124 million for the three and six months ended June 30, 2023.
•RIE will not seek to recover in rates any markup charged by National Grid USA and/or its affiliates under the TSA which were $2 million and $4 million for the three and six months ended June 30, 2023.

Purchase Price Allocation

The operations of Narragansett Electric are subject to the accounting for certain types of regulation as prescribed by GAAP. The carrying value of Narragansett Electric’s assets and liabilities subject to rate-setting and cost recovery provisions provide revenues derived from costs, including a return on investment of net assets and liabilities included in rate base. Therefore, the fair values of these assets and liabilities equal their carrying values. Accordingly, neither the assets acquired nor liabilities assumed reflect any adjustments related to these amounts.

During the three months ended June 30, 2023, the allocation of the purchase price to the assets acquired and liabilities assumed recorded in PPL's Consolidated Balance Sheet was adjusted, resulting in a net decrease to goodwill of $1 million. The one-year measurement period and the allocation of the purchase price were completed during the quarter ended June 30, 2023. Total goodwill resulting from the acquisition as of June 30, 2023 was $1,585 million. PPL has elected to not reflect the effects of purchase accounting in the separate financial statements of RIE or PPL's Rhode Island Regulated segment. Accordingly, the Rhode Island Regulated segment includes $725 million of acquired legacy goodwill. The remaining excess purchase price of $860 million is included in PPL's Corporate and Other category for segment reporting purposes.

See Note 9 in the PPL's 2022 Form 10-K for additional information regarding the purchase price allocation of Narragansett Electric.

Divestitures

Sale of Safari Holdings

On September 29, 2022, PPL signed a definitive agreement to sell all of Safari Holdings membership interests to Aspen Power Services, LLC (Aspen Power). On November 1, 2022, PPL completed the sale of Safari Holdings (the Transaction).

The accounting for the closing of the Transaction was substantially completed in the fourth quarter of 2022. Final closing adjustments were completed in the first quarter of 2023, resulting in an increase to the loss on sale of $6 million ($4 million net of tax), which was recorded in "Other operation and maintenance" on the Statements of Income for the six months ended June 30, 2023.

In connection with the closing of the Transaction, PPL provided certain guarantees and other assurances. See Note 10 for additional information.

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

	Pension Benefits
	Three Months		Six Months
	2023	2022	2023	2022
PPL
Service cost	$8	$13	$17	$25
Interest cost	48	30	94	62
Expected return on plan assets	(77)	(63)	(155)	(127)
Amortization of:
Prior service cost	1	2	3	4
Actuarial loss	1	17	1	29
Net periodic defined benefit costs (credits) before settlements	(19)	(1)	(40)	(7)
Settlements (a)	—	12	—	12
Net periodic defined benefit costs (credits)	$(19)	$11	$(40)	$5

(a)Due to the amount of lump sum payment distributions from the LKE qualified pension plan, settlement charges were incurred during the three and six months ended, June 30, 2022. In accordance with existing regulatory accounting treatment, LG&E and KU have primarily maintained the settlement charge in regulatory assets to be amortized over 15 years.

	Other Postretirement Benefits
	Three Months		Six Months
	2023	2022	2023	2022
PPL
Service cost	$1	$2	$3	$3
Interest cost	8	4	15	8
Expected return on plan assets	(7)	(6)	(15)	(12)
Amortization of:
Prior service cost	1	1	1	1
Actuarial loss	(2)	(2)	(3)	(2)
Net periodic defined benefit costs (credits)	$1	$(1)	$1	$(2)

(All Registrants)

The non-service cost components of net periodic defined benefit costs (credits) (interest cost, expected return on plan assets, amortization of prior service cost and amortization of actuarial gain and loss) are presented in "Other Income (Expense) - net" on the Statements of Income. See Note 12 for additional information.

10. Commitments and Contingencies

Long-term Contracts for Renewable Energy (PPL)

In July 2022, Rhode Island passed an amendment to the Affordable Clean Energy Security Act (ACES) that required RIE to issue a request for proposals (RFP) for at least 600 MW but no greater than 1,000 MW of newly developed offshore wind capacity no later than October 15, 2022. The RFP was issued on October 14, 2022, following a public comment period, and subsequently revised on November 7, 2022. On March 17, 2023, RIE announced that it will evaluate a joint proposal from Orsted and Eversource to develop 884 MW of offshore wind, which was the sole response to RIE’s RFP. On July 18, 2023, RIE announced it would not be proceeding with conditional selection of the bid because it did not meet the terms of the ACES statute. RIE intends to file supporting documentation with the RIPUC in approximately 60 days.

Legal Matters

(All Registrants)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities, unless otherwise noted.

Talen Litigation

Background (PPL)

In September 2013, one of PPL's former subsidiaries, PPL Montana entered into an agreement to sell its hydroelectric generating facilities. In June 2014, PPL and PPL Energy Supply, the parent company of PPL Montana, entered into various definitive agreements with affiliates of Riverstone to spin off PPL Energy Supply and ultimately combine it with Riverstone's competitive power generation businesses to form a stand-alone company named Talen Energy. In November 2014, after executing the spinoff agreements but prior to the closing of the spinoff transaction, PPL Montana closed the sale of its hydroelectric generating facilities. Subsequently, on June 1, 2015, the spinoff of PPL Energy Supply was completed. Following the spinoff transaction, PPL had no continuing ownership interest in or control of PPL Energy Supply. In connection with the spinoff transaction, PPL Montana became Talen Montana, LLC (Talen Montana), a subsidiary of Talen Energy and Talen Energy Marketing, LLC also became a subsidiary of Talen Energy. Talen Energy has owned and operated both Talen Montana and Talen Energy Marketing, LLC since the spinoff. At the time of the spinoff, affiliates of Riverstone acquired a 35% ownership interest in Talen Energy. Riverstone subsequently acquired the remaining interests in Talen Energy in a take private transaction in December 2016.

In October 2018, Talen Montana Retirement Plan and Talen Energy Marketing, LLC filed a putative class action complaint on behalf of current and contingent creditors of Talen Montana (the Montana Action) who allegedly suffered harm or allegedly will suffer reasonably foreseeable harm as a result of, among other things, the November 2014 allegedly fraudulent transfer of proceeds from the sale of then-PPL Montana's hydroelectric generating facilities.

In November 2018, PPL, certain PPL affiliates, and certain current and former officers and directors (PPL plaintiffs) filed a complaint in the Court of Chancery of the State of Delaware seeking various forms of relief against Riverstone, Talen Energy and certain of their affiliates (the Delaware Action), in response to the Montana Action and as part of the defense strategy.

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

On May 10, 2022, Talen Montana, LLC, as debtor-in-possession, filed a complaint initiating an adversary proceeding (Adversary Proceeding) in the Texas Bankruptcy Court against PPL Corporation, PPL Capital Funding, Inc., PPL Electric Utilities Corporation, and PPL Energy Funding Corporation. Similar to the litigation in Montana, the Adversary Proceeding seeks the recovery of an allegedly fraudulent transfer relating to PPL Montana’s November 2014 sale of hydroelectric assets to Northwestern and subsequent distribution of certain proceeds of that sale of approximately $900 million, reiterating claims that the parties had already been litigating in Montana and Delaware.

Both the Montana Action and the Delaware Action have now been transferred to and consolidated in the Texas Bankruptcy Court. PPL has filed its Answer and asserted a Counterclaim against the Talen and Riverstone entities, similar to the claims previously asserted in the Delaware Action, and has filed a motion for partial summary judgment that was heard on October 31, 2022. Mediation occurred on February 22, 2023 before Judge David R. Jones of the Texas Bankruptcy Court. The parties did not settle the case, and mediation was discontinued. On June 14, 2023, the Texas Bankruptcy Court entered an Order denying the defendants’ motion for partial summary judgment. The defendants anticipate trial will occur in the first quarter of 2024. Riverstone has filed a motion for summary judgement, which is set to be heard on August 15, 2023.

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

Narragansett Electric Litigation (PPL)

Energy Efficiency Programs Investigation

Narragansett Electric, while under the ownership of National Grid, performed an internal investigation into conduct associated with its energy efficiency programs. On June 27, 2022, the RIPUC opened a new docket (RIPUC Docket No. 22-05-EE) to investigate RIE’s actions and the actions of its National Grid employees during the time RIE was a National Grid USA affiliate being provided services by National Grid USA Service Company, Inc. relating to the manipulation of the reporting of invoices affecting the calculation of past energy efficiency shareholder incentives and the resulting impact on customers. The Rhode Island Attorney General and National Grid USA intervened in the docket.

On January 19, 2023, the Rhode Island Division of Public Utilities and Carriers (the Division) filed a motion to dismiss RIPUC Docket No. 22-05-EE without prejudice. As grounds for its motion, the Division stated that sufficient evidence exists in the docket to warrant an independent summary investigation by the Division, to include an audit of RIE, pursuant to Rhode Island General Laws Section 39-4-13. If the Division finds sufficient grounds, the Division may proceed to a formal hearing regarding the matters under investigation pursuant to Rhode Island General Laws Sections 39-4-14 and 39-4-15. Upon the conclusion of its investigation, the Division will provide the RIPUC with a report outlining the Division’s findings and final decision. On January 30, 2023, the Rhode Island Attorney General filed an objection to the Division’s motion to dismiss; RIE and National Grid each filed responses with the RIPUC requesting that any additional action taken by the RIPUC or the Division be considered after National Grid completes its internal investigation report, which National Grid filed with the RIPUC on March 10, 2023. On February 24, 2023, the Division initiated the independent summary investigation that it had referenced in its motion to dismiss RIPUC Docket No. 22-05-EE. The RIPUC held a hearing on March 28, 2023 to hear oral arguments regarding the Division’s motion to dismiss and subsequently denied the motion. RIPUC Docket No. 22-05-EE remains open and, in parallel, the Division’s summary investigation remains ongoing. At this time, it is not possible to predict the final outcome or determine the total amount of any additional liabilities that may be incurred by RIE in connection with RIPUC Docket No. 22-05-EE or the Division’s summary investigation. RIE does not expect this matter will have a material adverse effect on its results of operations, financial position or cash flows.

E.W. Brown Environmental Assessment (PPL and KU)

KU is undertaking extensive remedial measures at the E.W. Brown plant including closure of the former ash pond, implementation of a groundwater remedial action plan and performance of a corrective action plan including aquatic study of adjacent surface waters and risk assessment. The aquatic study and risk assessment are being undertaken pursuant to a 2017 agreed Order with the Kentucky Energy and Environment Cabinet (KEEC). KU conducted sampling of Herrington Lake in 2017 and 2018. In June 2019, KU submitted to the KEEC the required aquatic study and risk assessment, conducted by an independent third-party consultant, finding that discharges from the E.W. Brown plant have not had any significant impact on Herrington Lake and that the water in the lake is safe for recreational use and meets safe drinking water standards. On May 31, 2021, the KEEC approved the report and released a response to public comments. On August 6, 2021, KU submitted a Supplemental Remedial Alternatives Analysis report to the KEEC that outlines proposed additional fish, water, and sediment testing. On February 18, 2022, the KEEC provided approval to KU to proceed with the proposed sampling, which commenced in the spring of 2022. On November 17, 2022, KU submitted a Supplemental Performance Monitoring Report to the KEEC finding that there are no significant unaddressed risks to human health or the environment at the plant. KU revised the Supplemental Performance Monitoring Report on June 8, 2023 in response to KEEC comments from April 24, 2023.

Water/Waste (PPL, LG&E and KU)

ELGs

In 2015, the EPA finalized ELGs for wastewater discharge permits for new and existing steam electricity generating facilities. These guidelines require deployment of additional control technologies providing physical, chemical and biological treatment and mandate operational changes including "zero discharge" requirements for certain wastewaters. The implementation date for individual generating stations was to be determined by the states on a case-by-case basis according to criteria provided by the EPA. Legal challenges to the final rule were consolidated before the U.S. Court of Appeals for the Fifth Circuit. In April 2017, the EPA announced that it would grant petitions for reconsideration of the rule. In September 2017, the EPA issued a rule to postpone the compliance date for certain requirements. In October 2020, the EPA published final revisions to its best available technology standards for certain wastewaters and potential extensions to compliance dates (the Reconsideration Rule). In March 2023, the EPA released a proposed rule that would modify the 2020 ELG revisions. The proposed rule would increase the stringency of previous control technology and zero discharge requirements, revise certain exemptions for generating units planned for retirement, and require case-by-case limitations for legacy wastewaters based on the best professional judgment of the state regulators. Compliance with the Reconsideration Rule is required during the pendency of the rulemaking process. The proposed rule is currently under evaluation, but could potentially result in significant operational changes and additional controls for LG&E and KU plants. The ELGs are expected to be implemented by the states or applicable permitting authorities in the course of their normal permitting activities. LG&E and KU are currently implementing responsive compliance strategies and schedules. Certain aspects of these compliance plans and estimates relate to developments in state water quality standards, which are separate from the ELG rule or its implementation. Certain costs are included in the Registrants' capital plans and expected to be recovered from customers through rate recovery mechanisms, but additional costs and recovery will depend on further regulatory developments at the state level.

CCRs

In 2015, the EPA issued a final rule governing management of CCRs which include fly ash, bottom ash and sulfur dioxide scrubber wastes. The CCR Rule imposes extensive new requirements for certain CCR impoundments and landfills, including public notifications, location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements, and specifies restrictions relating to the beneficial use of CCRs. In July 2018, the EPA issued a final rule extending the deadline for closure of certain impoundments and adopting other substantive changes. In August 2018, the D.C. Circuit Court of Appeals vacated and remanded portions of the CCR Rule. In December 2019, the EPA addressed certain deficiencies identified by the court and proposed amendments to change the closure deadline. In August 2020, the EPA published a final rule extending the deadline to initiate closure to April 11, 2021, while providing for certain extensions. The EPA is conducting ongoing rulemaking actions regarding various other amendments to the rule including potentially making the rule applicable to certain inactive impoundments and landfills not currently subject to the rule. Certain ongoing legal challenges to various provisions of the CCR Rule have been held in abeyance pending review by the EPA pursuant to the President's executive order. PPL, LG&E, and KU are monitoring the EPA’s ongoing efforts to refine and implement the regulatory program under the CCR Rule. In January 2022, the EPA issued several proposed regulatory determinations, facility notifications, and public announcements which indicate increased scrutiny by the EPA to determine the adequacy of measures taken by facility owners and operators to achieve closure of CCR surface impoundments and landfills. In particular, the agency indicated that it will focus on certain practices which it views as posing a threat of continuing groundwater contamination. On May 18, 2023, the EPA published a proposed rule establishing regulatory requirements for inactive surface impoundments at inactive electricity generation facilities. The EPA proposes to establish groundwater monitoring, corrective action, closure, and post-closure care requirements for all CCR management units at regulated CCR facilities regardless of how or when the CCR was placed. The proposed rule, if finalized, would require PPL to complete applicability determinations, implement site security measures, initiate weekly inspections and monthly monitoring of the impoundment, create a website, and complete hazard assessments and reports for its legacy impoundments within three months of the proposed rule’s effective date. Additionally, the proposed rule could potentially subject management units that have previously completed remedial action and closure and certain beneficial use projects to additional federal regulatory requirements. Future guidance, regulatory determinations, rulemakings, and other developments could potentially require revisions to current LG&E and KU compliance plans including additional monitoring and remediation at surface impoundments and landfills, the cost of which could be substantial. PPL, LG&E and KU are unable to predict the outcome of the ongoing litigation, rulemaking, and regulatory determinations or potential impacts on current LG&E and KU compliance plans. PPL, LG&E and KU are currently finalizing closure plans and schedules in accordance with existing regulations.

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

(PPL and PPL Electric)

PPL Electric is a potentially responsible party for a share of clean-up costs at certain sites including the Columbia Gas Plant site and the Brodhead site. Cleanup actions have been or are being undertaken at these sites as requested by governmental agencies, the costs of which have not been and are not expected to be significant to PPL Electric.

As of June 30, 2023 and December 31, 2022, PPL Electric had a recorded liability of $11 million, representing its best estimate of the probable loss incurred to remediate the sites identified above.

(PPL)

RIE is a potentially responsible party for a share of clean-up costs at certain sites including former manufactured gas plant (MGP) facilities formerly owned by the Blackstone Valley Gas and Electric Company and the Rhode Island gas distribution assets of the New England Gas division of Southern Union Company and electric operations at certain RIE facilities. RIE is currently investigating and remediating, as necessary, those MGP sites and certain other properties under agreements with governmental agencies, the costs of which have not been and are not expected to be significant to PPL.

As of June 30, 2023 and December 31, 2022, PPL had a recorded liability of $100 million, representing its best estimate of the remaining costs of RIE's environmental remediation activities. These undiscounted costs are expected to be incurred over approximately 30 years and generally to be subject to rate recovery. However, remediation costs for each site may be materially higher than estimated, depending on changing technologies and regulatory standards, selected end uses for each site, and actual environmental conditions encountered. RIE has recovered amounts from certain insurers and potentially responsible parties, and, where appropriate, may seek additional recovery from other insurers and from other potentially responsible parties, but it is uncertain whether, and to what extent, such efforts will be successful.

The RIPUC has approved two settlement agreements that provide for rate recovery of qualified remediation costs of certain contaminated sites located in Rhode Island and Massachusetts. Rate-recoverable contributions for electric operations of approximately $3 million are added annually to RIE's Environmental Response Fund, established with RIPUC approval in March 2000 to address such costs, along with interest and any recoveries from insurance carriers and other third parties. In addition, RIE recovers approximately $1 million annually for gas operations under a distribution adjustment charge in which the qualified remediation costs are amortized over 10 years. See Note 6 for additional information on RIE's recorded environmental regulatory assets and liabilities.

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

Gas - Security Directives (PPL and LG&E)

In May and July of 2021, the Department of Homeland Security’s (DHS) Transportation Security Administration (TSA) released two security directives applicable to certain notified owners and operators of natural gas pipeline facilities (including local distribution companies) that the TSA has determined to be critical. The TSA has determined that LG&E is within the scope of the directive, while RIE has not been notified of this distinction. The first security directive required notified owners/operators to implement cybersecurity incident reporting to the DHS, designate a cybersecurity coordinator, and perform a gap assessment of current entity cybersecurity practices against certain voluntary TSA security guidelines and report relevant results and proposed mitigation to applicable DHS agencies. The second security directive, revised in July of 2023, requires refinement of the cybersecurity implementation plan and the cybersecurity assessment plan. LG&E does not believe the security directives have had or will have a significant impact on LG&E’s operations or financial condition.

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

(All Registrants)

The table below details guarantees provided as of June 30, 2023. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The Registrants believe the probability of expected payment/performance under each of these guarantees is remote, except for the guarantees and indemnifications related to the sale of Safari Holdings, which PPL believes are reasonably possible but not probable of occurring. For reporting purposes, on a consolidated basis, the guarantees of PPL include the guarantees of its subsidiary Registrants.

	Exposure at June 30, 2023		Expiration Date
PPL
Indemnifications related to certain tax liabilities related to the sale of the U.K. utility business	£50	(a)	2028
PPL guarantee of Safari payment obligations under certain sale/leaseback financing transactions related to the sale of Safari Holdings	$137	(b)	2028
PPL guarantee of Safari payment obligations under certain PPAs related to the sale of Safari Holdings	55	(c)
Indemnifications for losses suffered related to items not covered by Aspen Power's representation and warranty insurance associated with the sale of Safari Holdings	140	(d)	2028
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(e)

(a)PPL WPD Limited entered into a Tax Deed dated June 9, 2021, in which it agreed to a tax indemnity regarding certain potential tax liabilities of the entities sold with respect to periods prior to the completion of the sale, subject to customary exclusions and limitations. Because National Grid Holdings One plc, the buyer, agreed to purchase indemnity insurance, the amount of the cap on the indemnity for these liabilities is £1, except with respect to certain surrenders of tax losses, for which the amount of the cap on the indemnity is £50 million.
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
(d)Aspen Power has obtained representation and warranty insurance, therefore, PPL generally has no liability for its representations and warranties under the agreement except for losses suffered related to items not covered. Pursuant to the agreement, expiration of these indemnifications range from 18 months to 6 years from the date of the closing of the transaction, and PPL’s aggregate liability for these claims will not exceed $140 million, pursuant to the agreement, subject to certain adjustments plus the support obligations provided by PPL under sale-leaseback financings and PPAs that will be replaced by Aspen Power.
(e)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement, and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. PPL's proportionate share of OVEC's outstanding debt was $89 million at June 30, 2023, consisting of LG&E's share of $62 million and KU's share of $27 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 14 in PPL's, LG&E's and KU's 2022 Form 10-K for additional information on the OVEC power purchase contract.

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

11. Related Party Transactions

Support Costs (PPL Electric, LG&E and KU)

PPL Services and LKS provide the Registrants, their respective subsidiaries and each other with administrative, management and support services. For all services companies, the costs of directly assignable and attributable services are charged to the respective recipients as direct support costs. General costs that cannot be directly attributed to a specific entity are allocated and charged to the respective recipients as indirect support costs. PPL Services and LKS use a three-factor methodology that includes the applicable recipients' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs. PPL Services and LKS charged the following amounts for the periods ended June 30, including amounts applied to accounts that are further distributed between capital and expense on the books of the recipients, based on methods that are believed to be reasonable.

	Three Months		Six Months
	2023	2022	2023	2022
PPL Electric from PPL Services	$55	$60	$114	$121
LG&E from LKS	28	41	60	80
LG&E from PPL Services	12	—	20	—
KU from LKS	34	42	75	86
KU from PPL Services	13	—	23	—

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

Intercompany Borrowings

(PPL Electric)

CEP Reserves maintains a $500 million revolving line of credit with a PPL Electric subsidiary. At June 30, 2023 and December 31, 2022, CEP Reserves had no borrowings outstanding. The interest rates on borrowings are equal to an adjusted one-month SOFR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the applicable Income Statements.

(LG&E and KU)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to the difference between LG&E's FERC borrowing limit and LG&E's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At June 30, 2023, LG&E's money pool unused capacity was $729 million. At June 30, 2023, LG&E borrowings outstanding from KU and/or LKE were not significant. At December 31, 2022, LG&E had no borrowings outstanding from KU and/or LKE.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to the difference between KU's FERC borrowing limit and KU's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At June 30, 2023, KU's money pool unused capacity was $550 million. At June 30, 2023, KU had borrowings outstanding from LG&E and/or LKE of $8 million. These balances are reflected in "Notes payable to affiliates" on the KU Balance Sheets. At December 31, 2022, KU had no borrowings outstanding from LG&E and/or LKE.

VEBA Funds Receivable (PPL Electric)

In 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay medical claims of active bargaining unit employees. Based on PPL Electric's participation in PPL’s Other Postretirement Benefit plan, PPL Electric was allocated a portion of the excess funds from PPL Services. These funds have been recorded as an intercompany receivable on PPL Electric's Balance Sheets. The receivable balance decreases as PPL Electric pays incurred medical claims and is reimbursed by PPL Services. There was no intercompany receivable balance associated with these funds as of June 30, 2023, which would be reflected in "Accounts receivable from affiliates" on the PPL Electric Balance Sheets. The intercompany receivable balance associated with these funds was immaterial as of December 31, 2022.

12. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended June 30, were:

	Three Months		Six Months
	2023	2022	2023	2022
Defined benefit plans - non-service credits (Note 9)	$(1)	$9	$16	$20
Interest income (expense)	8	(1)	17	(2)
AFUDC - equity component	8	6	14	10
Charitable contributions	—	(1)	(2)	(2)
Miscellaneous (a)	(10)	13	(10)	—
Other Income (Expense) - net	$5	$26	$35	$26

(a)Includes legal expenses incurred and insurance reimbursements received related to litigation with a former affiliate, Talen Montana. See Note 10 for additional information.

(PPL Electric)

The details of "Other Income (Expense) - net" for the periods ended June 30, were:

	Three Months		Six Months
	2023	2022	2023	2022
Defined benefit plans - non-service credits (Note 9)	$5	$4	$10	$8
Interest income (expense)	1	—	5	1
AFUDC - equity component	4	4	8	8
Charitable contributions	—	—	(2)	(2)
Miscellaneous	(1)	(1)	—	(2)
Other Income (Expense) - net	$9	$7	$21	$13

13. Fair Value Measurements

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option pricing models) and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. See Note 1 in each Registrant's 2022 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	June 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$326	$326	$—	$—	$356	$356	$—	$—
Restricted cash and cash equivalents (a)	1	1	—	—	1	1	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	327	327	—	—	357	357	—	—
Special use funds (a):
Money market fund	1	1	—	—	1	1	—	—
Commingled debt fund measured at NAV (c)	11	—	—	—	13	—	—	—
Commingled equity fund measured at NAV (c)	10	—	—	—	11	—	—	—
Total special use funds	22	1	—	—	25	1	—	—
Price risk management assets (d):
Gas contracts	1	—	1	—	25	—	25	—
Total assets	$350	$328	$1	$—	$407	$358	$25	$—

Liabilities
Price risk management liabilities (d):
Interest rate swaps	$7	$—	$7	$—	$7	$—	$7	$—
Gas contracts	(23)	—	(23)	—	66	—	10	56
Total price risk management liabilities	$(16)	$—	$(16)	$—	$73	$—	$17	$56

PPL Electric
Assets
Cash and cash equivalents	$26	$26	$—	$—	$25	$25	$—	$—
Total assets	$26	$26	$—	$—	$25	$25	$—	$—

LG&E
Assets
Cash and cash equivalents	$7	$7	$—	$—	$93	$93	$—	$—
Total assets	$7	$7	$—	$—	$93	$93	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$7	$—	$7	$—	$7	$—	$7	$—
Total price risk management liabilities	$7	$—	$7	$—	$7	$—	$7	$—

KU
Assets
Cash and cash equivalents	$9	$9	$—	$—	$21	$21	$—	$—
Total assets	$9	$9	$—	$—	$21	$21	$—	$—

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

A reconciliation of net assets and liabilities classified as Level 3 for the six months ended June 30 is as follows:

Gas Contracts
2023
Balance at beginning of period	$56
Settlements	(56)
Balance at end of period	$—

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

Price Risk Management Assets/Liabilities

Interest Rate Swaps (PPL, LG&E and KU)

To manage interest rate risk, PPL, LG&E and KU use interest rate contracts such as forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps. An income approach is used to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., SOFR and government security rates), as well as inputs that may not be observable, such as credit valuation adjustments. In certain cases, market information cannot practicably be obtained to value credit risk and therefore internal models are relied upon. These models use projected probabilities of default and estimated recovery rates based on historical observances. When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.

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

	June 30, 2023		December 31, 2022
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$14,572	$13,613	$13,243	$12,239
PPL Electric	4,655	4,432	4,486	4,259
LG&E	2,404	2,236	2,307	2,128
KU	3,003	2,722	2,920	2,616

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

•RIE utilizes derivative instruments pursuant to its RIPUC-approved plan to manage commodity price risk associated with its natural gas purchases. RIE's commodity price risk management strategy is to reduce fluctuations in firm gas sales prices to its customers. RIE's costs associated with derivatives instruments are recoverable through its RIPUC-approved cost recovery mechanisms. RIE is required to purchase electricity to fulfill its obligation to provide Last Resort Service (LRS). Potential commodity price risk is mitigated through its RIPUC-approved cost recovery mechanisms and full requirements service agreements to serve LRS customers, which transfer the risk to energy suppliers. RIE is required to contract through long-term agreements for clean energy supply under the Rhode Island Renewable Energy Growth program and Long-term Clean Energy Standard. Potential commodity price risk is mitigated through its RIPUC-approved cost recovery mechanisms, which true-up cost differences between contract prices and market prices.

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

In the event a supplier of PPL, PPL Electric, LG&E or KU defaults on its contractual obligation, those Registrants would be required to seek replacement power or replacement fuel in the market. In general, subject to regulatory review or other processes, appropriate incremental costs incurred by these entities would be recoverable from customers through applicable rate mechanisms, thereby mitigating the financial risk for these entities.

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

PPL had no obligation to return or post cash collateral under master netting arrangements at June 30, 2023 and December 31, 2022.

LG&E and KU had no obligation to return or post cash collateral under master netting arrangements at June 30, 2023 and December 31, 2022.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL had no such contracts at June 30, 2023.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three and six months ended June 30, 2023 and 2022, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At June 30, 2023, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At June 30, 2023, LG&E held contracts with a notional amount of $64 million that mature in 2033.

Commodity Price Risk (PPL)

Economic Activity

RIE enters into derivative contracts that economically hedge natural gas purchases. Realized gains and losses from the derivatives are recoverable through regulated rates, therefore subsequent changes in fair value are included in regulatory assets or liabilities until they are realized as purchased gas. Realized gains and losses are recognized in "Energy Purchases" on the Statements of Income upon settlement of the contracts. At June 30, 2023, RIE held contracts with notional volumes of 45 Bcf that range in maturity through 2025.
Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts include certain full requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps and certain RIE commodity gas contracts that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at June 30, 2023 and December 31, 2022.

See Note 1 in each Registrant's 2022 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	June 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities:
Interest rate swaps (a)	$—	$1	$—	$1
Gas contracts (a)	1	16	20	62
Total current	1	17	20	63
Noncurrent:
Price Risk Management Assets/Liabilities:
Interest rate swaps (a)	—	6	—	6
Gas contracts (a)	—	7	5	4
Total noncurrent	—	13	5	10
Total derivatives	$1	$30	$25	$73

(a)Current portion is included in "Other current assets" and "Other current liabilities" and noncurrent portion is included in "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets. Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended June 30, 2023.

	Three Months	Six Months		Three Months	Six Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$—	$—	Interest expense	$(1)	$(2)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Six Months
Gas contracts	Energy purchases	$(4)	$(6)
	Other income(expense) -net	(1)	—
	Total	$(5)	$(6)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$2	$1
Gas contracts	Regulatory assets - current	2	(26)
	Regulatory assets - noncurrent	—	7
	Total	$4	$(18)

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended June 30, 2022.

	Three Months	Six Months		Three Months	Six Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$—	$—	Interest expense	$(1)	$(2)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Six Months
Interest rate swaps	Interest expense	$—	$1
Gas contracts	Energy purchases	9	9
	Total	$9	$10
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$4	$8

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended June 30, 2023.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months		Six Months
	Interest Expense	Other Income (Expense) - net	Interest Expense	Other Income (Expense) - net
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$165	$5	$329	$35
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(1)	—	(2)	—

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended June 30, 2022.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months		Six Months
	Interest Expense	Other Income (Expense) - net	Interest Expense	Other Income (Expense) - net
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$118	$26	$225	$26
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(1)	—	(2)	—

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	June 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities:
Interest rate swaps	$—	$1	$—	$1
Total current	—	1	—	1
Noncurrent:
Price Risk Management Assets/Liabilities:
Interest rate swaps	—	6	—	6
Total noncurrent	—	6	—	6
Total derivatives	$—	$7	$—	$7

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended June 30, 2023.

Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Six Months
Interest rate swaps	Interest expense	$—	$—
Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$2	$1

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended June 30, 2022.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Six Months
Interest rate swaps	Interest expense	$—	$1
	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$4	$8
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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
June 30, 2023
Derivatives
PPL	$1	$1	$—	$—	$30	$1	$—	$29
LG&E	—	—	—	—	7	—	—	7

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2022
Derivatives
PPL	$25	$20	$—	$5	$73	$62	$—	$11
LG&E	—	—	—	—	7	—	—	7

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

(PPL)

At June 30, 2023, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade was $22 million. The aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade was $22 million.

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

The changes in the carrying amounts of AROs were as follows.

	PPL	LG&E	KU
Balance at December 31, 2022	$177	$86	$82
Accretion	4	2	2
New obligations incurred	2	1	1
Changes in estimated cash flow or settlement date	(1)	1	—
Obligations settled	(16)	(6)	(10)
Other	(5)	(6)	—
Balance at June 30, 2023	$161	$78	$75

16. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended June 30 were as follows.

	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
		Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
March 31, 2023	$4	$3	$(5)	$(125)	$(123)
Amounts arising during the period	—	—	—	(15)	(15)
Reclassifications from AOCI	—	—	1	—	1
Net OCI during the period	—	—	1	(15)	(14)
June 30, 2023	$4	$3	$(4)	$(140)	$(137)

December 31, 2022	$3	$2	$(5)	$(124)	$(124)
Amounts arising during the period	—	1	—	(15)	(14)
Reclassifications from AOCI	1	—	1	(1)	1
Net OCI during the period	1	1	1	(16)	(13)
June 30, 2023	$4	$3	$(4)	$(140)	$(137)

March 31, 2022	$2	$1	$(6)	$(149)	$(152)
Amounts arising during the period	—	1	—	21	22
Reclassifications from AOCI	—	—	—	6	6
Net OCI during the period	—	1	—	27	28
June 30, 2022	$2	$2	$(6)	$(122)	$(124)

December 31, 2021	$1	$—	$(6)	$(152)	$(157)
Amounts arising during the period	—	2	(1)	21	22
Reclassifications from AOCI	1	—	1	9	11
Net OCI during the period	1	2	—	30	33
June 30, 2022	$2	$2	$(6)	$(122)	$(124)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the periods ended June 30.

	Three Months		Six Months		Affected Line Item on the
Details about AOCI	2023	2022	2023	2022	Statements of Income
Qualifying derivatives
Interest rate swaps	$(1)	$(1)	$(2)	$(2)	Interest Expense
Total Pre-tax	(1)	(1)	(2)	(2)
Income Taxes	1	1	1	1
Total After-tax	—	—	(1)	(1)

Defined benefit plans
Prior service costs (a)	(1)	—	(1)	(1)
Net actuarial loss (a)	1	(8)	2	(12)
Total Pre-tax	—	(8)	1	(13)
Income Taxes	(1)	2	(1)	3
Total After-tax	(1)	(6)	—	(10)

Total reclassifications during the period	$(1)	$(6)	$(1)	$(11)

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

The following should be read in conjunction with the Registrants' Condensed Consolidated Financial Statements and the accompanying Notes and with the Registrants' 2022 Form 10-K. Capitalized terms and abbreviations are defined in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•"Overview" provides a description of each Registrant's business strategy and a discussion of important financial and operational developments.

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2023 with the same periods in 2022. The PPL "Results of Operations" also includes "Segment Earnings" which provides a detailed analysis of earnings by reportable segment. These discussions include the non-GAAP financial measure, "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

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

Segment Information (PPL)

Beginning on January 1, 2023, the Kentucky Regulated segment consists primarily of the regulated electricity generation, transmission and distribution operations conducted by LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. Prior to January 1, 2023, the Kentucky Regulated segment also included the financing activities of LKE. The financing activity of LKE is presented in "Corporate and Other" beginning on January 1, 2023. Prior periods have been adjusted to reflect this change. As a result, PPL’s segments consist of its regulated operations in Kentucky, Pennsylvania and Rhode

Island and exclude any incremental financing activities of holding companies, which Management believes is a more meaningful presentation as it provides information on the core regulated operations of PPL.

Business Strategy

(All Registrants)

PPL operates four fully regulated utilities located in Pennsylvania, Kentucky and Rhode Island, which are constructive regulatory jurisdictions with distinct regulatory structures and customer classes.

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

Central to PPL's and the other Registrants' strategy is recovering capital project costs efficiently through various rate-making mechanisms, including periodic base rate case proceedings using forward test years, annual FERC formula rate mechanisms and other regulatory agency-approved recovery mechanisms designed to limit regulatory lag. In Kentucky, in addition to FERC formula rates, the KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, and gas supply clause) and recovery on construction work-in-progress that reduce regulatory lag and provide timely recovery of and return on, as appropriate, prudently incurred costs. In Pennsylvania, FERC formula rates, DSIC mechanism, Smart Meter Rider and other recovery mechanisms operate to reduce regulatory lag and provide for timely recovery of and a return on, as appropriate, prudently incurred costs. In Rhode Island, FERC formula rates, the gas cost adjustment, net metering, infrastructure, safety and reliability (ISR) and revenue decoupling mechanisms and other rate adjustment mechanisms operate to reduce regulatory lag and provide timely recovery of and return on, as appropriate, prudently incurred costs.

Financial and Operational Developments

IRS Revenue Procedure 2023-15 (PPL and LG&E)

On April 14, 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. PPL and LG&E are currently reviewing the revenue procedure to determine what impact the newly issued guidance may have on their financial statements.

Regulatory Requirements

(All Registrants)

The Registrants cannot predict the impact that future regulatory requirements may have on their financial condition or results of operations.

(PPL, LG&E and KU)

Environmental Considerations for Coal-Fired Generation

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

As a result of environmental requirements and aging infrastructure, LG&E anticipates retiring two older coal-fired units at the Mill Creek Plant and KU anticipates retiring one coal-fired unit at each of the E.W. Brown and Ghent plants. Mill Creek Unit 1, with 300 MW of capacity, is expected to be retired in 2024. Mill Creek Unit 2, with 297 MW of capacity, is expected to be retired in 2027. E.W. Brown Unit 3, with 412 MW of capacity, and Ghent Unit 2, with 486 MW of capacity, are expected to be retired in 2028. On May 10, 2023, LG&E and KU submitted an application with the KPSC requesting approval of the relevant proposed retirements. LG&E and KU expect to recover the associated retirement costs, including the remaining net book value, for these coal-fired generating units through the RAR or other rate mechanisms in the future.

CPCN and SB 4 Application

On December 15, 2022, LG&E and KU filed an application with the KPSC for a CPCN for the construction of two 621 MW net summer rating NGCC combustion turbine facilities, one at LG&E's Mill Creek Generating Station in Jefferson County, Kentucky and the other at KU's E.W. Brown Generating Station in Mercer County, Kentucky, including on-site natural gas and electric transmission construction associated with those facilities and site compatibility certificates. LG&E and KU also applied for a CPCN to construct a 120 MWac solar photovoltaic electric generating facility in Mercer County, Kentucky, and for a CPCN to acquire a 120 MWac solar facility to be built by a third-party solar developer in Marion County, Kentucky. LG&E and KU further applied for a CPCN to construct a 125 MW, 4-hour battery energy storage system facility at KU's E.W. Brown Generating Station and for approval of their proposed 2024-2030 DSM programs. The plan includes adding 14 new, adjusted or expanded energy efficiency programs, which would reduce LG&E's and KU's overall need by approximately 100 MW each. Finally, LG&E and KU requested a declaratory order to confirm that their entry into non-firm energy-only power-purchase agreements for the output of four solar photovoltaic facilities with a combined capacity of 637 MW does not require KPSC approval and that LG&E and KU may recover the costs of the solar PPAs through their fuel adjustment clause mechanisms as previously approved for a prior solar PPA. LG&E and KU plan to accrue AFUDC on the constructed NGCC facilities, the solar facility in Mercer County, Kentucky and the battery energy storage system facility and have requested regulatory asset treatment to recover the financing costs of these projects.

The plan is consistent with PPL's goal to achieve net-zero carbon emissions by 2050. PPL has estimated that the replacement strategy contemplated by the plan would reduce the carbon intensity of LG&E and KU's generation fleet and result in greenhouse gas emissions reductions that support achievement of 2035 and 2040 interim targets of 70% and 80%, respectively.

The KPSC accepted the CPCN filing as of January 6, 2023. On March 24, 2023, Kentucky Senate Bill 4 (SB 4) went into effect, which requires KPSC approval of fossil fuel-fired electric generating unit retirements in the state. On May 10, 2023, LG&E and KU filed an application with the KPSC seeking approval of the retirement of seven fossil fuel-fired generating units as required by the recently enacted SB 4. On May 16, 2023, the KPSC entered an Order consolidating the SB 4 filing proceeding into the CPCN case. The KPSC has indicated its intention to issue an order on all issues by November 6, 2023. PPL, LG&E and KU cannot predict the outcome of these matters.

Kentucky March 2023 Storm

On March 3, 2023, LG&E and KU experienced significant windstorm activity in their service territories, resulting in substantial damage to certain of LG&E's and KU's assets with total costs incurred through June 30, 2023 of $75 million ($33 million at LG&E and $42 million at KU). On March 17, 2023, LG&E and KU submitted a filing with the KPSC requesting regulatory asset treatment of the extraordinary operations and maintenance expenses portion of the costs incurred related to the windstorm. On April 5, 2023, the KPSC issued an order approving the request for accounting purposes, noting that approval for recovery would be determined in LG&E’s and KU’s next base rate cases. As of June 30, 2023, LG&E and KU recorded regulatory assets related to the storm of $8 million and $11 million.

FERC Transmission Rate Filing (PPL, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going waivers and credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the D.C. Circuit Court of Appeals regarding the FERC's orders on the elimination of the mitigation and required transition mechanism. In August 2022, the D.C. Circuit Court of Appeals issued an order remanding the proceedings back to the FERC. On May 18, 2023, the FERC issued an order on remand reversing its 2019 decision and requiring LG&E and KU to refund credits previously withheld, including under such transition mechanism. On June 9, 2023, the FERC granted LG&E’s and KU’s motion for an extension of time to process refunds until November 2023. LG&E and KU filed a request for rehearing of the May 18, 2023 order, which was denied by operation of law on July 17, 2023. LG&E and KU filed petition for review of FERC's May 18, 2023 order with the D.C. Circuit Court of Appeals on July 28, 2023. In the second quarter of 2023, LG&E and KU recorded regulatory liabilities of $3 million and $8 million related to potential refunds resulting from the FERC’s May 18, 2023 order. LG&E and KU cannot predict the ultimate outcome of the proceedings or any other post decision process but do not expect the annual impact to have a material effect on their operations or financial condition. LG&E and KU currently receive recovery of certain waivers and credits provided primarily through base rates with increases associated with the FERC's May 18, 2023 order expected to be primarily subject to base rate recovery in future rate proceedings.

(PPL)

FY 2024 Gas Infrastructure, Safety and Reliability (ISR) Plan

On December 23, 2022, RIE filed its FY 2024 Gas ISR Plan with the RIPUC. At its January 20, 2023 Open Meeting, the RIPUC directed RIE to file supplemental budget and rate schedules to reflect an April 1 to March 31 fiscal year. The supplemental budget that was filed with the RIPUC on January 27, 2023 includes $187 million of capital investment spend. The supplemental rate schedules were filed on February 3, 2023. RIE and the Rhode Island Division of Public Utilities and Carriers reached an agreement on an approximately $171 million capital investment spending plan, and RIE filed a second supplemental budget on March 13, 2023. The RIPUC held a hearing on the plan on March 14, 2023. At an Open Meeting on March 29, 2023, the RIPUC approved the plan with an adjustment to the budget for the Proactive Main Replacement Program category resulting in a total approved FY 2024 Gas ISR Plan of $163 million for capital investment spend. On March 31, 2023, the RIPUC approved RIE's March 30, 2023 compliance filing for rates effective April 1, 2023. The RIPUC continues to consider the appropriate rate recovery treatment of projects not covered by an ISR plan for the applicable fiscal year, and additional definitions and procedures that may be implemented related to the ISR plan process. RIE cannot predict the outcome of this matter.

FY 2024 Electric ISR Plan

On December 23, 2022, RIE filed its FY 2024 Electric ISR Plan with the RIPUC. At its January 20, 2023 Open Meeting, the RIPUC directed RIE to file supplemental budget and rate schedules to reflect an April 1 to March 31 fiscal year. The supplemental budget filed with the RIPUC on January 27, 2023 includes $176 million of capital investment spend, $14 million of vegetation operations and management (O&M) spend and $3 million of Other O&M spend. The supplemental rate schedules were filed on February 3, 2023. RIE filed second supplemental budget schedules on March 21, 2023, which includes $166 million of capital investment spend, $14 million of vegetation management O&M spend and $1 million of Other O&M spend. The RIPUC held hearings in March 2023, and on March 29, 2023, approved the plan with modifications to the proposed capital investment spend, resulting in a total approved FY 2024 Electric ISR Plan of $112 million for capital investment spend, $14 million for vegetation management O&M spend, and $1 million for Other O&M spend. On March 31, 2023, the RIPUC approved RIE's March 30, 2023 compliance filing for rates effective April 1, 2023. The RIPUC continues to consider the appropriate rate recovery treatment of projects not covered by an ISR plan for the applicable fiscal year, and additional definitions and procedures that may be implemented related to the ISR plan process. RIE cannot predict the outcome of this matter.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2023 with the same periods in 2022. The "Segment Earnings" discussion provides a review of results by reportable segment. These discussions include the non-GAAP financial measure, "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

(PPL Electric, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2023 with the same periods in 2022.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis and Segment Earnings

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2023	2022	$ Change	2023	2022	$ Change
Operating Revenues	$1,823	$1,696	$127	$4,238	$3,478	$760

Operating Expenses
Operation
Fuel	167	229	(62)	368	441	(73)
Energy purchases	340	305	35	1,074	657	417
Other operation and maintenance	609	560	49	1,168	993	175
Depreciation	313	289	24	626	560	66
Taxes, other than income	89	70	19	199	130	69
Total Operating Expenses	1,518	1,453	65	3,435	2,781	654
Other Income (Expense) - net	5	26	(21)	35	26	9
Interest Expense	165	118	47	329	225	104
Income Before Income Taxes	145	151	(6)	509	498	11
Income Taxes	33	32	1	112	106	6
Net Income	$112	$119	$(7)	$397	$392	$5

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
PPL Electric distribution price (a)	$13	$40
PPL Electric distribution volume (b)	(18)	(47)
PPL Electric PLR (c)	(15)	98
PPL Electric transmission formula rate (d)	9	17
LG&E volumes (b)	(29)	(72)
LG&E fuel and other energy prices (e)	(33)	(22)
LG&E economic relief billing credit, net of amortization of $0	6	12
KU volumes (b)	(34)	(79)
KU fuel and other energy prices (e)	(25)	(16)
KU economic relief billing credit, net of amortization of $0	3	5
Acquisition of RIE	249	814
Other	1	10
Total	$127	$760

(a)The increases were primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)The decreases were primarily due to lower volumes due to weather.

(c)The increase for the six month period was primarily the result of higher energy prices and more PLR customers, partially offset by lower customer volumes due to weather.
(d)The increases were primarily due to the point to point border rate settlement variance and returns on additional transmission capital investments, partially offset by a lower PPL zonal peak load billing factor in 2023.
(e)The decreases were primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs.

Fuel

Fuel decreased $62 million for the three months ended June 30, 2023 compared with 2022, primarily due to a decrease in commodity costs of $13 million at LG&E and $27 million at KU and a decrease in volumes due to weather of $9 million at LG&E and $14 million at KU.

Fuel decreased $73 million for the six months ended June 30, 2023 compared with 2022, primarily due to a decrease in volumes due to weather of $14 million at LG&E and $29 million at KU and a decrease in commodity costs of $11 million at LG&E and $20 million at KU.

Energy Purchases

Energy purchases increased $35 million for the three months ended June 30, 2023 compared with 2022, primarily due to higher PLR prices of $39 million at PPL Electric and an additional $70 million due to the operations of RIE, partially offset by lower PLR volumes of $52 million at PPL Electric and a decrease in commodity costs at LG&E of $20 million.

Energy purchases increased $417 million for the six months ended June 30, 2023 compared with 2022, primarily due to higher PLR prices of $161 million at PPL Electric and an additional $356 million due to the operations of RIE, partially offset by lower PLR volumes of $77 million at PPL Electric, a decrease in volumes due to weather at LG&E of $20 million and a decrease in commodity costs at LG&E of $8 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Six Months
PPL Electric storm costs	$—	$(3)
PPL Electric vegetation management expenses	(3)	(4)
PPL Electric support costs	(5)	(8)
PPL Electric bad debts	7	11
PPL Electric operation costs	8	8
PPL Electric IT cloud amortization costs	7	13
LG&E plant operations and maintenance expenses	(9)	(12)
LG&E transmission credits	3	3
LG&E generation outage expenses	(1)	(2)
LG&E vegetation management expenses	(2)	(4)
KU generation outage expenses	(4)	(6)
KU transmission credits	7	7
KU vegetation management expenses	(2)	(5)
Acquisition of RIE (a)	61	204
Other	(18)	(27)
Total	$49	$175

(a)Includes activity associated with the operations of RIE, along with integration and related costs. See Note 8 to the Financial Statements for additional information.

Depreciation

The increase (decrease) in depreciation was due to:

	Three Months	Six Months
Additions to PP&E, net	$3	$7
VA rate case adjustment	(2)	(2)
Acquisition of RIE	25	64
Other	(2)	(3)
Total	$24	$66

Taxes, Other Than Income

The increase (decrease) in taxes, other than income was due to:

	Three Months	Six Months
State gross receipts tax (a)	$7	$35
Domestic property tax expense (a)	13	34
Other	(1)	—
Total	$19	$69

(a)The increases were primarily due to the acquisition of RIE.

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net was due to:

	Three Months	Six Months
Defined benefit plans - non-service credits (Note 9)	$(10)	$(4)
Interest income	9	19
Other (a)	(20)	(6)
Total	$(21)	$9

(a)See Note 12 for additional information.

Interest Expense

The increase (decrease) in interest expense was due to:

	Three Months	Six Months
Long-term debt (a)	$37	$71
Acquisition of RIE	10	27
Short-term debt	—	5
Other	—	1
Total	$47	$104

(a)    The increases were primarily due to increased borrowings at LG&E, KU, PPL Electric and PPL Capital Funding, along with higher rates at PPL Capital Funding.

Income Taxes

The increase (decrease) in income taxes was due to:

	Three Months	Six Months
Change in pre-tax income	$(18)	$(13)
Valuation allowance adjustments	(2)	(3)
Amortization of investment tax credit including deferred taxes on basis difference	4	6
Amortization of excess deferred income taxes	14	20
Other	3	(4)
Total	$1	$6

Segment Earnings

PPL's Net Income by reportable segment for the periods ended June 30 was as follows:

	Three Months			Six Months
	2023	2022	$ Change	2023	2022	$ Change
Kentucky Regulated (a)	$91	$112	$(21)	$257	$301	$(44)
Pennsylvania Regulated	110	124	(14)	248	267	(19)
Rhode Island Regulated	10	(29)	39	64	(29)	93
Corporate and Other (a) (b)	(99)	(88)	(11)	(172)	(147)	(25)
Net Income	$112	$119	$(7)	$397	$392	$5

(a)The financing activity of LKE is presented in Corporate and Other beginning on January 1, 2023. Prior periods have been adjusted to reflect this change.
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
• Significant losses on early extinguishment of debt.
• Other charges or credits that are, in management's view, non-recurring or otherwise not reflective of the company's ongoing operations.

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended June 30 were as follows:

	Three Months			Six Months
	2023	2022	$ Change	2023	2022	$ Change
Kentucky Regulated (a)	$96	$114	$(18)	$263	$307	$(44)
Pennsylvania Regulated	117	124	(7)	254	267	(13)
Rhode Island Regulated	23	9	14	94	9	85
Corporate and Other (a)	(21)	(25)	4	(44)	(56)	12
Earnings from Ongoing Operations	$215	$222	$(7)	$567	$527	$40

(a)The financing activity of LKE is presented in Corporate and Other beginning on January 1, 2023. Prior periods have been adjusted to reflect this change.

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of the regulated electricity generation, transmission and distribution operations conducted by LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2023	2022 (a)	$ Change	2023	2022 (a)	$ Change
Operating revenues	$778	$883	$(105)	$1,738	$1,887	$(149)
Fuel	167	229	(62)	368	441	(73)
Energy purchases	28	50	(22)	118	146	(28)
Other operation and maintenance	217	234	(17)	426	459	(33)
Depreciation	174	173	1	347	342	5
Taxes, other than income	23	23	—	46	46	—
Total operating expenses	609	709	(100)	1,305	1,434	(129)
Other Income (Expense) - net	3	8	(5)	6	6	—
Interest Expense	59	49	10	117	96	21
Income Taxes	22	21	1	65	62	3
Net Income	91	112	(21)	257	301	(44)
Less: Special Items	(5)	(2)	(3)	(6)	(6)	—
Earnings from Ongoing Operations	$96	$114	$(18)	$263	$307	$(44)

(a)The financing activity of LKE is presented in Corporate and Other beginning on January 1, 2023. Prior periods have been adjusted to reflect this change.

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2023	2022	2023	2022
Strategic corporate initiatives, net of tax of $1, $0, $2 (a)	Other operation and maintenance	$—	$(2)	$(1)	$(6)
FERC transmission credit refund, net of tax of $2, $2 (b)	Other operation and maintenance	(5)	—	(5)	—
Total Special Items		$(5)	$(2)	$(6)	$(6)

(a)Costs incurred related to PPL's corporate centralization efforts.
(b)Prior period impact related to a FERC refund order. See Note 6 to the Financial Statements for additional information.

The changes in the components of the Kentucky Regulated segment's results between these periods were due to the factors set forth below, which exclude the items that management considers special.

•Lower operating revenues for the three month period primarily due to a $63 million decrease in sales volumes primarily due to weather and a $58 million decrease in recoveries of fuel and energy purchases due to lower commodity costs, partially offset by a $9 million increase due to the expiration of the economic relief billing credit from June 2022 and other items that were not individually significant.

•Lower operating revenues for the six month period primarily due to a $151 million decrease in sales volumes primarily due to weather and a $38 million decrease in recoveries of fuel and energy purchases due to lower commodity costs, partially offset by a $17 million increase due to the expiration of the economic relief billing credit from June 2022 and other items that were not individually significant.

•Lower fuel expense for the three month period primarily due to a $40 million decrease in commodity costs and a $23 million decrease in volumes due to weather.

•Lower fuel expense for the six month period primarily due to a $43 million decrease in volumes due to weather and a $31 million decrease in commodity costs.

•Lower energy purchases for the three month period primarily due to a $20 million decrease in commodity costs.

•Lower energy purchases for the six month period primarily due to a $20 million decrease in volumes due to weather and a $8 million decrease in commodity costs.

•Lower other operation and maintenance expense for the three month period primarily due to a $5 million decrease in generation outage expenses, a $4 million decrease in vegetation management expenses and other items that were not individually significant.

•Lower operation and maintenance expense for the six month period primarily due to a $9 million decrease in vegetation management expenses, an $8 million decrease in generation outage expenses and other items that were not individually significant.

•Higher interest expense for the three and six month periods primarily due to increased borrowings.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2023	2022	$ Change	2023	2022	$ Change
Operating revenues	$667	$676	$(9)	$1,558	$1,451	$107
Energy purchases	204	218	(14)	562	474	88
Other operation and maintenance	141	128	13	303	288	15
Depreciation	99	99	—	198	197	1
Taxes, other than income	30	32	(2)	74	69	5
Total operating expenses	474	477	(3)	1,137	1,028	109
Other Income (Expense) - net	9	9	—	21	17	4
Interest Expense	54	40	14	111	79	32
Income Taxes	38	44	(6)	83	94	(11)
Net Income	110	124	(14)	248	267	(19)
Less: Special Items	(7)	—	(7)	(6)	—	(6)
Earnings from Ongoing Operations	$117	$124	$(7)	$254	$267	$(13)

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2023	2022	2023	2022
PA tax rate change (a)	Income Taxes	$—	$—	$1	$—
PPL Electric billing issue, net of tax of $2, $2 (b)	Other operation and maintenance	(6)	—	(6)	—
PPL Electric billing issue, net of tax of $0, $0 (b)	Other Income (Expense) - net	(1)	—	(1)	—
Total Special Items		$(7)	$—	$(6)	$—

(a)Impact of Pennsylvania state tax reform. See Note 5 to the Financial Statements for additional information.
(b)Certain costs related to billing issues. See Note 6 to the Financial Statements for additional information.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

•Lower operating revenues for the three month period primarily due to $18 million in lower distribution volumes primarily due to weather and $15 million of lower PLR, partially offset by $13 million of higher distribution prices and $9 million of higher transmission formula rate impacts.

•Higher operating revenues for the six month period primarily due to $98 million of higher PLR primarily due to higher energy prices and higher PLR customers, partially offset by lower customer volumes due to weather, $40 million of higher distribution prices, partially offset by $47 million of lower distribution volumes primarily due to weather and $17 million of transmission formula rate impacts.

•Lower energy purchases for the three month period primarily due to lower PLR volumes of $52 million, partially offset by higher PLR prices of $39 million.

•Higher energy purchases for the six month period primarily due to higher PLR prices of $161 million, partially offset by lower PLR volumes of $77 million.

•Higher interest expense for the three and six month periods primarily due to increased borrowings.

Rhode Island Regulated Segment

The Rhode Island Regulated segment consists primarily of the regulated electricity transmission and distribution operations and regulated distribution and sale of natural gas conducted by RIE.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2023	2022	$ Change (a)	2023	2022	$ Change (a)
Operating revenues	$377	$128	$249	$942	$128	$814
Energy purchases	108	38	70	394	38	356
Other operation and maintenance	158	93	65	278	93	185
Depreciation	40	15	25	79	15	64
Taxes, other than income	36	14	22	80	14	66
Total operating expenses	342	160	182	831	160	671
Other Income (Expense) - net	(6)	2	(8)	4	2	2
Interest Expense	20	7	13	39	7	32
Income Taxes	(1)	(8)	7	12	(8)	20
Net Income	10	(29)	39	64	(29)	93
Less: Special Items	(13)	(38)	25	(30)	(38)	8
Earnings from Ongoing Operations	$23	$9	$14	$94	$9	$85

(a)Primarily due to prior periods only including activity from the acquisition date on May 25, 2022.

The following after-tax gains (losses), which management considers special items, impacted the Rhode Island Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2023	2022	2023	2022
Acquisition integration, net of tax of $5, $10, $8, $10 (a)	Other operation and maintenance	$(13)	$(39)	$(30)	$(39)
Acquisition integration, net of tax of $0, $0 (a)	Other Income and (Expense) - net	—	1	—	1
Total Special Items		$(13)	$(38)	$(30)	$(38)

(a)Includes costs incurred primarily related to certain TSA costs for IT systems that will not be part of PPL’s ongoing operations. 2022 also includes costs for certain commitments made during the acquisition process.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended June 30.

	2023 Three Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income	$91	$110	$10	$(99)	$112
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of $1 (a)	—	—	—	(2)	(2)
Strategic corporate initiatives, net of tax of $1 (b)	—	—	—	(3)	(3)
Acquisition integration, net of tax of $3, $15 (c)	—	—	(13)	(60)	(73)
PPL Electric billing issue, net of tax of $2	—	(7)	—	—	(7)
FERC transmission credit refund, net of tax of $2	(5)	—	—	—	(5)
Other non-recurring charges, net of tax of $0 (f)	—	—	—	(13)	(13)
Total Special Items	(5)	(7)	(13)	(78)	(103)
Earnings from Ongoing Operations	$96	$117	$23	$(21)	$215

	2022 Three Months
	KY Regulated (e)	PA Regulated	RI Regulated	Corporate and Other (e)	Total
Net Income	$112	$124	$(29)	$(88)	$119
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of ($2) (a)	—	—	—	9	9
Strategic corporate initiatives, net of tax of $1, $3 (b)	(2)	—	—	(11)	(13)
Acquisition integration, net of tax of $10, $16 (c)	—	—	(38)	(61)	(99)
Total Special Items	(2)	—	(38)	(63)	(103)
Earnings from Ongoing Operations	$114	$124	$9	$(25)	$222

	2023 Six Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income	$257	$248	$64	$(172)	$397
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of $1 (a)	—	—	—	(3)	(3)
Strategic corporate initiatives, net of tax of $0, $1 (b)	(1)	—	—	(4)	(5)
Acquisition integration, net of tax of $8, $27 (c)	—	—	(30)	(104)	(134)
PA tax rate change	—	1	—	—	1
Sale of Safari Holdings, net of tax of $2 (d)	—	—	—	(4)	(4)
PPL Electric billing issue, net of tax of $2	—	(7)	—	—	(7)
FERC transmission credit refund, net of tax of $2	(5)	—	—	—	(5)
Other non-recurring charges, net of tax of $0 (f)	—	—	—	(13)	(13)
Total Special Items	(6)	(6)	(30)	(128)	(170)
Earnings from Ongoing Operations	$263	$254	$94	$(44)	$567

	2022 Six Months
	KY Regulated (e)	PA Regulated	RI Regulated	Corporate and Other (e)	Total
Net Income	$301	$267	$(29)	$(147)	$392
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of ($1) (a)	—	—	—	5	5
Strategic corporate initiatives, net of tax of $2, $4 (b)	(6)	—	—	(15)	(21)
Acquisition integration, net of tax of $10, $22 (c)	—	—	(38)	(82)	(120)
Solar panel impairment, net of tax of $0	—	—	—	1	1
Total Special Items	(6)	—	(38)	(91)	(135)
Earnings from Ongoing Operations	$307	$267	$9	$(56)	$527

(a)PPL incurred legal expenses related to litigation with its former affiliate, Talen Montana. See Note 10 to the Financial Statements for additional information.
(b)Costs incurred for 2023 includes corporate centralization and other strategic efforts. Costs incurred for 2022 primarily related to the acquisition of RIE and corporate centralization efforts.
(c)Corporate and Other primarily includes integration and related costs associated with the acquisition of RIE.
(d)Final closing adjustments related to the sale of Safari Holdings. See Note 8 to the Financial Statements for additional information.

(e)The financing activity of LKE is presented in Corporate and Other beginning on January 1, 2023. Prior periods have been adjusted to reflect this change.
(f)Certain expenses related to distributed energy investments.

PPL Electric: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2023	2022	$ Change	2023	2022	$ Change
Operating Revenues	$667	$676	$(9)	$1,558	$1,451	$107
Operating Expenses
Operation
Energy purchases	204	218	(14)	562	474	88
Other operation and maintenance	141	128	13	303	288	15
Depreciation	99	99	—	198	197	1
Taxes, other than income	30	32	(2)	74	69	5
Total Operating Expenses	474	477	(3)	1,137	1,028	109
Other Income (Expense) - net	9	7	2	21	13	8
Interest Income from Affiliate	—	2	(2)	—	4	(4)
Interest Expense	54	40	14	111	79	32
Income Taxes	38	44	(6)	83	94	(11)
Net Income	$110	$124	$(14)	$248	$267	$(19)

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
Distribution price (a)	$13	$40
Distribution volume (b)	(18)	(47)
PLR (c)	(15)	98
Transmission formula rate (d)	9	17
Other	2	(1)
Total	$(9)	$107

(a)The increases were primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)The decreases were primarily due to lower volumes due to weather in 2023.
(c)The increase for the six month period was primarily the result of higher energy prices and more PLR customers, partially offset by lower customer volumes due to weather.
(d)The increases were primarily due to the point to point border rate settlement variance and returns on additional transmission capital investments, partially offset by a lower PPL zonal peak load billing factor in 2023.

Energy Purchases

Energy purchases decreased $14 million for the three months ended June 30, 2023 compared with 2022. This decrease was primarily due to lower PLR volumes of $52 million, partially offset by higher PLR prices of $39 million.

Energy purchases increased $88 million for the six months ended June 30, 2023 compared with 2022. This increase was primarily due to higher PLR prices of $161 million, partially offset by lower PLR volumes of $77 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Six Months
Support costs	$(5)	$(8)
IT cloud amortization costs	7	13
Vegetation management costs	(3)	(4)
Storm costs	—	(3)
Operation costs	8	8
Bad debts	7	11
Other	(1)	(2)
Total	$13	$15

Interest Expense

Interest expense increased $14 million and $32 million for the three and six months ended June 30, 2023 compared with the corresponding periods in 2022, primarily due to increased borrowings.

LG&E: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2023	2022	$ Change	2023	2022	$ Change
Operating Revenues
Retail and wholesale	$347	$399	$(52)	$808	$880	$(72)
Electric revenue from affiliate	8	11	(3)	21	23	(2)
Total Operating Revenues	355	410	(55)	829	903	(74)
Operating Expenses
Operation
Fuel	68	90	(22)	147	171	(24)
Energy purchases	22	43	(21)	106	134	(28)
Energy purchases from affiliate	2	7	(5)	3	9	(6)
Other operation and maintenance	93	103	(10)	184	203	(19)
Depreciation	76	75	1	151	149	2
Taxes, other than income	12	12	—	24	24	—
Total Operating Expenses	273	330	(57)	615	690	(75)
Other Income (Expense) - net	—	4	(4)	2	3	(1)
Interest Expense	26	21	5	51	41	10
Income Taxes	11	9	2	34	28	6
Net Income	$45	$54	$(9)	$131	$147	$(16)

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
Fuel and other energy prices (a)	$(33)	$(21)
Volumes (b)	(30)	(74)
Economic relief billing credit, net of amortization of $0	6	12
Other	2	9
Total	$(55)	$(74)

(a)The decreases were primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs.
(b)The decreases were primarily due to weather.

Fuel

Fuel decreased $22 million for the three months ended June 30, 2023 compared with 2022, due to a $13 million decrease in commodity costs and a $9 million decrease in volumes primarily due to weather.

Fuel decreased $24 million for the six months ended June 30, 2023 compared with 2022, due to a $14 million decrease in volumes primarily due to weather and an $11 million decrease in commodity costs.

Energy Purchases

Energy purchases decreased $21 million for the three months ended June 30, 2023 compared with 2022, primarily due to a decrease in commodity costs.

Energy purchases decreased $28 million for the six months ended June 30, 2023 compared with 2022, due to a $20 million decrease in volumes primarily due to weather and an $8 million decrease in commodity costs.

Energy Purchases from Affiliate

Energy purchases from affiliate decreased $5 million for the three months ended June 30, 2023 compared with 2022, primarily due to a $3 million decrease in commodity costs and a $2 million decrease in volumes.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Six Months
Plant operations and maintenance expense	$(9)	$(12)
Transmission credits	3	3
Generation outage expenses	(1)	(2)
Vegetation management expenses	(2)	(4)
Other	(1)	(4)
Total	$(10)	$(19)
Interest Expense

Interest expense increased $5 million and $10 million for the three and six months ended June 30, 2023 compared with the corresponding periods in 2022, primarily due to increased borrowings.

KU: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2023	2022	$ Change	2023	2022	$ Change
Operating Revenues
Retail and wholesale	$433	$484	$(51)	$931	$1,007	$(76)
Electric revenue from affiliate	2	7	(5)	3	9	(6)
Total Operating Revenues	435	491	(56)	934	1,016	(82)
Operating Expenses
Operation
Fuel	99	139	(40)	221	270	(49)
Energy purchases	6	7	(1)	12	12	—
Energy purchases from affiliate	8	11	(3)	21	23	(2)
Other operation and maintenance	117	120	(3)	226	233	(7)
Depreciation	98	98	—	196	193	3
Taxes, other than income	12	11	1	22	22	—
Total Operating Expenses	340	386	(46)	698	753	(55)
Other Income (Expense) - net	3	4	(1)	5	4	1
Interest Expense	33	28	5	66	55	11
Interest Expense with Affiliate	1	—	1	1	—	1
Income Taxes	13	15	(2)	35	39	(4)
Net Income	$51	$66	$(15)	$139	$173	$(34)

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
Fuel and other energy prices (a)	$(27)	$(18)
Economic relief billing credit, net of amortization of $0	3	5
Volumes (b)	(36)	(81)
Other	4	12
Total	$(56)	$(82)

(a)The decreases were primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs.
(b)The decreases were primarily due to weather.

Fuel

Fuel decreased $40 million for the three months ended June 30, 2023 compared with 2022, due to a $27 million decrease in commodity costs and a $14 million decrease in volumes primarily due to weather.

Fuel decreased $49 million for the six months ended June 30, 2023 compared with 2022, due to a $29 million decrease in volumes primarily due to weather and a $20 million decrease in commodity costs.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Six Months
Transmission credits	$7	$7
Generation outage expenses	(4)	(6)
Vegetation management expenses	(2)	(5)
Other	(4)	(3)
Total	$(3)	$(7)

Interest Expense

Interest expense increased $5 million and $11 million for the three and six months ended June 30, 2023 compared with the corresponding periods in 2022, primarily due to increased borrowings.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL	PPL Electric	LG&E	KU
June 30, 2023
Cash and cash equivalents	$326	$26	$7	$9
Short-term debt	243	130	21	92
Long-term debt due within one year	91	90	—	—
Notes payable to affiliates		—	—	8

December 31, 2022
Cash and cash equivalents	$356	$25	$93	$21
Short-term debt	985	145	179	101
Long-term debt due within one year	354	340	—	13
Notes payable to affiliates		—	—	—

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

	PPL	PPL Electric	LG&E	KU
2023
Operating activities	$842	$236	$358	$298
Investing activities	(1,096)	(398)	(194)	(299)
Financing activities	224	163	(250)	(11)
2022
Operating activities	$979	$355	$317	$332
Investing activities	(4,683)	(117)	(183)	(273)
Financing activities	469	(230)	(125)	(55)
Change - Cash Provided (Used)
Operating activities	$(137)	$(119)	$41	$(34)
Investing activities	3,587	(281)	(11)	(26)
Financing activities	(245)	393	(125)	44

Operating Activities

The components of the change in cash provided by (used in) operating activities for the six months ended June 30, 2023 compared with 2022 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Net income	$5	$(19)	$(16)	$(34)
Non-cash components	93	(10)	12	8
Working capital	(132)	(92)	49	11
Defined benefit plan funding	—	(1)	2	1
Other operating activities	(103)	3	(6)	(20)
Total	$(137)	$(119)	$41	$(34)

(PPL)

PPL's cash provided by operating activities in 2023 decreased $137 million compared with 2022.
•Net income increased $5 million between the periods and included an increase in non-cash charges of $93 million. The increase in non-cash charges was primarily due to an increase in depreciation (primarily due to the acquisition of RIE) and an increase in deferred income taxes and investment tax credits (primarily due to the acquisition of RIE), partially offset by an increase in defined benefit plans income (primarily due to a higher expected return).

•The $132 million decrease in cash from changes in working capital was primarily due to a decrease in accounts payable (primarily due to timing of payments), a decrease in counterparty collateral (due to collateral requirements for energy pricing in the previous year) and an increase in fuel, materials and supplies (primarily due to weather), partially offset by an increase in regulatory liabilities (primarily due to prior years' refunds to customers related to the transmission formula rate return on equity reduction) and a decrease in unbilled revenues and accounts receivable (primarily due to weather).

•The $103 million decrease in cash provided by other operating activities was driven primarily by a decrease in regulatory liabilities (primarily due to the acquisition of RIE).

(PPL Electric)

PPL Electric's cash provided by operating activities in 2023 decreased $119 million compared with 2022.
•Net income decreased $19 million between the periods and included a decrease in non-cash components of $10 million. The decrease in non-cash components was primarily due to a decrease in deferred income taxes and investment tax credits (primarily related to a change in state tax rates) and an increase in defined benefit plan income (primarily due to a higher expected return), partially offset by an increase in amortization expense (primarily due an increase in IT projects placed into service).

•The $92 million decrease in cash from changes in working capital was primarily due to an increase in accounts receivable (primarily due to pricing), a decrease in accounts payable (primarily due to timing of payments), a decrease in counterparty collateral (due to collateral requirements for energy pricing in the previous year) and an increase regulatory assets (primarily due to a decrease in rate recoveries driven by increased energy prices), partially offset by a decrease in unbilled revenue (primarily due to weather), and an increase in regulatory liabilities (primarily due to prior years' refunds to customers related to the transmission formula rate return on equity reduction).

•The $3 million increase in cash provided by other operating activities was driven primarily by other assets (primarily related to an increase in costs associated with work optimization and management projects).

(LG&E)

LG&E's cash provided by operating activities in 2023 increased $41 million compared with 2022.
•Net income decreased $16 million between the periods and included an increase in non-cash components of $12 million. The increase in non-cash components was primarily due to an increase in amortization expense (primarily due to the expiration of the economic relief billing credit in June 2022).

•The $49 million increase in cash from changes in working capital was primarily due to a decrease in accounts receivable and unbilled revenues (primarily due to weather), a decrease in accounts receivable from affiliates (primarily due to timing of payments) and a decrease in net regulatory assets (primarily due to the timing of rate recovery mechanisms), partially offset by a decrease in accounts payable, taxes payable and other current liabilities (primarily due to timing of payments).

•The $6 million decrease in cash provided by other operating activities was driven by an increase in other assets (primarily related to deferred storm costs recorded as noncurrent regulatory assets).

(KU)

KU's cash provided by operating activities in 2023 decreased $34 million compared with 2022.
•Net income decreased $34 million between the periods and included an increase in non-cash components of $8 million. The increase in non-cash components was primarily due to an increase in amortization expense (primarily due to the expiration of the economic relief billing credit in June 2022).

•The $11 million increase in cash from changes in working capital was primarily due to a decrease in accounts receivable and unbilled revenues (primarily due to weather) and a decrease in net regulatory assets (primarily due to the timing of rate recovery mechanisms), partially offset by an increase in fuel, materials and supplies (primarily due to weather) and a decrease in accounts payable, accounts payable to affiliates and taxes payable (primarily due to timing of payments).

•The $20 million decrease in cash provided by other operating activities was driven by an increase in other assets (primarily related to deferred storm costs recorded as noncurrent regulatory assets).

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities for the six months ended June 30, 2023 compared with 2022 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Expenditures for PP&E	$(81)	$56	$(3)	$(26)
Acquisition of Narragansett Electric, net of cash acquired	3,674	—	—	—
Notes receivable from affiliate	—	(333)	(8)	—
Other investing activities	(6)	(4)	—	—
Total	$3,587	$(281)	$(11)	$(26)

For PPL, the increase in expenditures for PP&E was due to project expenditures at RIE and an increase in project expenditures at LG&E and KU, offset by lower project expenditures at PPL Electric. The decrease in expenditures at PPL Electric was primarily due to a reduction in transmission capital spending projects. The increase in expenditures at KU was primarily due to higher spending on various projects that are not individually significant.

For PPL Electric, the change in "Notes receivable from affiliate" activity resulted from payments received on a short-term note between affiliates in 2022, issued to support general corporate purposes. For LG&E, the change in "Notes receivable from affiliate" activity resulted from funds issued on a short-term note between affiliates in 2023 to support general corporate purposes. See Note 11 to the Financial Statements for further discussion of intercompany borrowings.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the six months ended June 30, 2023 compared with 2022 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$1,364	$179	$99	$86
Dividends	105	2	49	67
Capital contributions/distributions, net	—	240	(110)	(60)
Change in short-term debt, net	(1,661)	(15)	(483)	(347)
Net increase (decrease) in notes payable with affiliate	—	—	324	302
Other financing activities	(53)	(13)	(4)	(4)
Total	$(245)	$393	$(125)	$44

See Note 7 to the Financial Statements in this Form 10-Q for information on 2023 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 8 to the Financial Statements in the Registrants' 2022 Form 10-K for information on 2022 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At June 30, 2023, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities (a)	$1,350	$—	$—	$1,350
PPL Electric Credit Facility	650	—	131	519
LG&E Credit Facilities	500	—	21	479
KU Credit Facilities	400	—	92	308
Total Credit Facilities (b)	$2,900	$—	$244	$2,656

(a)Includes a syndicated credit facility with a $250 million borrowing sublimit for RIE and a $1 billion sublimit for PPL Capital Funding. RIE’s borrowing sublimit is adjustable, at the borrowers’ option, from $0 to $600 million, with the remaining balance of the $1.25 billion available under the facility allocated to PPL Capital Funding.
(b)The commitments under the credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 9%, PPL Electric - 7%, LG&E - 7% and KU - 7%.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LG&E and KU)

	Committed Capacity	Borrowed	Commercial Paper Issued	Unused Capacity
LG&E Money Pool (a)	$750	$—	$21	$729
KU Money Pool (a)	650	8	92	550

(a)LG&E and KU participate in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E, and LKE and/or LG&E make available to KU funds up to the difference between LG&E's and KU's FERC borrowing limit and LG&E's and KU's commercial paper issued, at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR.

See Note 11 to the Financial Statements for further discussion of intercompany credit facilities.

Commercial Paper (All Registrants)

The Registrants, and PPL Capital Funding and RIE, maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facility, with PPL Capital Funding and RIE’s issuances supported by PPL Capital Funding’s syndicated credit facility. The following commercial paper programs were in place at June 30, 2023:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding (a)	$1,350	$—	$1,350
Rhode Island Energy (a)	400	—	400
PPL Electric	650	130	520
LG&E	500	21	479
KU	400	92	308
Total PPL	$3,300	$243	$3,057

(a)Issuances under the PPL Capital Funding and RIE commercial paper programs are supported by the PPL Capital Funding syndicated credit facility, which has a total capacity of $1.25 billion, currently with a $250 million borrowing sublimit for RIE and a $1 billion sublimit for PPL Capital Funding. RIE’s borrowing sublimit is adjustable, at the borrowers’ option, from $0 to $600 million, with the remaining balance of the $1.25 billion available under the facility allocated to PPL Capital Funding.

Long-term Debt (All Registrants)

See Note 7 to the Financial Statements for information regarding the Registrants’ long-term debt activities.

Forecasted Uses of Cash (PPL)

Common Stock Dividends

In May 2023, PPL declared a quarterly common stock dividend, payable July 3, 2023, of 24.0 cents per share. Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

(PPL)

In June 2023, Moody’s assigned RIE's commercial paper a Short-Term Rating of P-2.

In June 2023, S&P assigned RIE's commercial paper a Short-Term Rating of A-2.

Ratings Triggers

(PPL, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, and interest rate instruments, contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL for derivative contracts in a net liability position at June 30, 2023.

(All Registrants)

For additional information on the Registrants' liquidity and capital resources, see "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Registrants' 2022 Form 10-K.

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

The following interest rate hedges were outstanding at June 30, 2023.

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at June 30, 2023 is shown below.

10% Adverse Movement in Rates on Fair Value of Debt
PPL	$612
PPL Electric	255
LG&E	98
KU	140

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
•RIE utilizes derivative instruments pursuant to its RIPUC-approved plan to manage commodity price risk associated with its natural gas purchases. RIE's commodity price risk management strategy is to reduce fluctuations in firm gas sales prices to its customers. RIE's costs associated with derivatives instruments are recoverable through its RIPUC-approved cost recovery mechanisms. RIE is required to purchase electricity to fulfill its obligation to provide Last Resort Service (LRS). Potential commodity price risk is mitigated through its RIPUC-approved cost recovery mechanisms and full requirements service agreements to serve LRS customers, which transfer the risk to energy suppliers. RIE is required to contract through long-term agreements for clean energy supply under the Rhode Island Renewable Energy Growth program and Long-term Clean Energy Standard. Potential commodity price risk is mitigated through its RIPUC-approved cost recovery mechanisms, which true-up cost differences between contract prices and market prices.

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

Inflation and Supply Chain Related Risk

PPL and its subsidiaries continue to monitor the impact of inflation and supply chain disruptions. PPL and its subsidiaries monitor the cost of fuel, construction, regulatory and environmental compliance costs and other costs. Mechanisms are in place to mitigate the risk of inflationary effects and supply chain disruptions, to the extent possible, but increased costs and supply chain disruptions may directly or indirectly affect our ongoing operations. These mechanisms include pricing strategies, productivity improvements and cost reductions in order to ensure that the Registrants are able to procure the necessary materials and other resources needed to maintain services in a safe and reliable manner, and to grow infrastructure consistent with the capital expenditure plan. For additional information see "Forward-looking Information” at the beginning of this report and “Item 1A. Risk Factors" of the Registrants' 2022 Form 10-K.

Credit Risk

See Notes 13 and14 to the Financial Statements in this Form 10-Q and "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Risk Management - Credit Risk" in the Registrants' 2022 Form 10-K for additional information

Related Party Transactions (All Registrants)

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

See "Environmental Matters" in Item 1. "Business" in the Registrants' 2022 Form 10-K for information about environmental laws and regulations affecting the Registrants' business. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2022 Form 10-K for information on projected environmental capital expenditures for 2023 through 2025. See "Legal Matters" in Note 10 to the Financial Statements for a discussion of the more significant environmental claims. See Note 15 to the Financial Statements for information related to the impacts of CCRs on AROs.

The information below represents an update to “Item 1. Business – Environmental Matters” in the Registrants' 2022 Form 10-K.

(PPL, LG&E and KU)

NAAQS

In March 2021, the EPA released final revisions to the Cross-State Air Pollution Rule (CSAPR), aimed at ensuring compliance with the 2008 ozone NAAQS and providing for reductions in ozone season nitrogen oxide emissions for 2021 and subsequent years. Additionally, the EPA reversed its previous approval of the Kentucky State Implementation Plan with respect to these requirements. In March 2023, the EPA Administrator released a final Federal Implementation Plan under the Good Neighbor provisions of the Clean Air Act providing for significant additional nitrogen oxide emission reductions for compliance with the revised 2015 ozone NAAQS. The reductions in Kentucky state-wide nitrogen oxide budgets are scheduled to commence in 2023, with the largest reductions planned for 2026, based on the installation time frame for certain selective catalytic reduction controls, subject to future specific allowance calculations. PPL, LG&E and KU are currently assessing the potential impact of the Good Neighbor Plan revisions on operations. The rules provide for reduced availability of NOx allowances that have historically permitted operational flexibility for fossil units and could potentially result in constraints that may require implementation of additional emission controls or accelerate implementation of lower emission generation technologies. Legal challenges to CSAPR and related determinations remain pending. In January 2023, the EPA released a proposed revision to increase the stringency of the current NAAQS for particulate matter. The EPA is continuing review of its previous determinations made in December 2020 to retain the existing NAAQS for ozone without change.

PPL, LG&E, and KU are unable to predict the outcome of pending litigation or future emission reductions that may be required by future federal rules or state implementation actions. Compliance with the NAAQS, CSAPR, Good Neighbor Plan, and related requirements may require installation of additional pollution controls or other compliance actions, inclusive of retirements, the costs of which PPL, LG&E and KU believe would be subject to rate recovery.

Mercury and Air Toxics Standards

In 2012, the EPA issued the Mercury and Air Toxics Standards (MATS) rule requiring reductions in mercury and other hazardous air pollutants from fossil fuel-fired power plants. LG&E and KU installed significant controls to achieve compliance with MATS and other rules. In April 2023, the EPA proposed to increase the stringency of MATS and further reduce emissions of certain hazardous air pollutants by reducing certain particulate matter standards by approximately two-thirds to reflect developments in control technologies. While the exact impact will depend on the provisions adopted in the final rule, PPL, LG&E, and KU do not expect significant operational changes or additional controls. PPL, LG&E, and KU will continue to monitor the ongoing rulemaking process.

Proposed Greenhouse Gas Standards

On May 11, 2023, the EPA released proposed rules under Section 111 of the Clean Air Act to establish performance standards and emissions limits aimed at reducing GHG emissions from certain new, existing, and modified fossil fuel-fired electric generating units (EGUs). The proposed standards would require phased implementation of carbon mitigation technologies including state-of-the-art efficiency requirements, carbon capture and sequestration, low GHG hydrogen co-firing, and natural gas co-firing. New natural gas EGUs would be immediately subject to the stricter efficiency standard. The EPA’s proposed new GHG reduction requirements, if adopted, could potentially require significant additional compliance measures including changes in current operations, installation of capital equipment, and early retirement of certain coal-fired generating units. PPL, LG&E, and KU are unable to predict the precise impact of new GHG reduction requirements until issuance of final rules and resolution of related legal and regulatory proceedings. While the impact of new GHG reduction requirements on operations and financial results of operations could potentially be substantial, the cost of complying with such requirements is expected to be subject to rate recovery.

Waters of the U.S.

On May 25, 2023, the U.S. Supreme Court issued an opinion in Sackett v. EPA holding that the government’s jurisdiction to regulate wetlands under the Clean Water Act extends to wetlands with a continuous surface connection to bodies that are waters of the U.S. By limiting water bodies that fall within the jurisdiction of the Clean Water Act, the decision could reduce the number of projects or the scope of project activities subject to federal permitting for wetlands.

New Accounting Guidance (All Registrants)

There has been no new accounting guidance adopted in 2023 and there is no new significant accounting guidance pending adoption as of June 30, 2023.

Application of Critical Accounting Policies (All Registrants)

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following table summarizes the accounting policies by Registrant that are particularly important to an understanding of the reported financial condition or results of operations and require management to make estimates or other judgments of matters that are inherently uncertain. See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2022 Form 10-K for a discussion of each critical accounting policy.

PPL
	PPL	Electric	LG&E	KU

Defined Benefits	X	X	X	X
Income Taxes	X	X	X	X
Regulatory Assets and Liabilities	X	X	X	X
Price Risk Management	X
Goodwill Impairment	X		X	X
AROs			X	X
Revenue Recognition - Unbilled Revenue	X	X	X	X

Following is an update to the critical accounting policies disclosed in PPL's 2022 Form 10-K.

Revenue Recognition - Unbilled Revenues (PPL and PPL Electric)

For PPL Electric, unbilled revenues for a month are typically calculated by multiplying the actual unbilled volumes by the price per tariff. In the first quarter of 2023, PPL Electric estimated deliveries to customers due to a temporary issue. In the second quarter of 2023, the temporary issue was resolved and unbilled volumes resumed being calculated by multiplying the actual unbilled volumes by the price per tariff.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2023, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the second quarter of 2023 see:

•"Item 3. Legal Proceedings" in each Registrant's 2022 Form 10-K; and
•Notes 5, 6, 8 and 10 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the Registrants' 2022 Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, none of our directors or executive officers adopted, terminated or modified any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits has heretofore been filed with the Commission and pursuant to Rule 12(b)-23 are incorporated herein by reference. Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2023, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2023, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	August 4, 2023	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	August 4, 2023	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting and Financial Officer)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	August 4, 2023	/s/ Christopher M. Garrett
Christopher M. Garrett Vice President-Finance and Accounting
(Principal Accounting and Financial Officer)