Form 10-Q
period 2023-09-30
PPL Corp; PPL ELECTRIC UTILITIES CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2023-11-02
CIK 922224, 317187, 55387, 60549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2023
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

PPL Corporation    Common stock, $0.01 par value, 737,124,389 shares outstanding at October 30, 2023.
PPL Electric Utilities Corporation    Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Energy Holdings LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at October 30, 2023.
Louisville Gas and Electric Company    Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at October 30, 2023.
Kentucky Utilities Company    Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at October 30, 2023.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, other information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

Narragansett Electric - The Narragansett Electric Company, an entity that serves electric and natural gas customers in Rhode Island. On May 25, 2022, PPL and its subsidiary, PPL Rhode Island Holdings announced the completion of the acquisition of Narragansett Electric, which continues to provide services under the name Rhode Island Energy.

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

PPL WPD Limited - a U.K. subsidiary of PPL Global, LLC. Prior to the sale of the U.K. utility business on June 14, 2021, PPL WPD Limited was an indirect parent to PPL WPD Investments Limited. PPL WPD Limited was not included in the sale of the U.K. utility business on June 14, 2021.

RIE - Rhode Island Energy, the name under which Narragansett Electric continues to provide services subsequent to its acquisition by PPL and its subsidiary, PPL Rhode Island Holdings, LLC on May 25, 2022.

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

NAAQS - National Ambient Air Quality Standards periodically adopted pursuant to the Clean Air Act.

National Grid USA - National Grid USA is a wholly-owned subsidiary of National Grid plc, a British multinational electricity and gas utility company headquartered in London, England.

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
•changes in political, regulatory or economic conditions in states or regions where the Registrants or their subsidiaries conduct business;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues	$2,043	$2,134	$6,281	$5,612

Operating Expenses
Operation
Fuel	199	267	567	708
Energy purchases	356	436	1,430	1,093
Other operation and maintenance	637	678	1,805	1,671
Depreciation	314	312	940	872
Taxes, other than income	100	100	299	230
Total Operating Expenses	1,606	1,793	5,041	4,574

Operating Income	437	341	1,240	1,038

Other Income (Expense) - net (Note 12)	16	10	51	36

Interest Expense	165	136	494	361

Income Before Income Taxes	288	215	797	713

Income Taxes	58	41	170	147

Net Income	$230	$174	$627	$566

Earnings Per Share of Common Stock:
Basic and Diluted
Net Income Available to PPL Common Shareowners	$0.31	$0.24	$0.85	$0.77

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	737,107	736,247	737,005	735,912
Diluted	738,184	737,074	738,021	736,679
 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$230	$174	$627	$566

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Equity investees' other comprehensive income (loss), net of tax of $0, $0, $0, $0	—	—	1	2
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	—	—	—	(1)
Net actuarial gain (loss), net of tax of $2, $4, $7, ($3)	(6)	(10)	(21)	11
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of $0, $0, ($1), ($1)	1	—	2	1
Defined benefit plans:
Prior service costs, net of tax of $0, ($1), $0, ($1)	—	1	1	2
Net actuarial (gain) loss, net of tax of ($1), ($2), $0, ($5)	—	3	(1)	12
Total other comprehensive income (loss)	(5)	(6)	(18)	27

Comprehensive income	$225	$168	$609	$593

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$627	$566
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	940	872
Amortization	61	30
Defined benefit plans - (income) expense	(55)	(12)
Deferred income taxes and investment tax credits	142	55
Stock-based compensation expense	22	23
Impairment of assets held for sale	—	67
Other	(23)	21
Change in current assets and current liabilities
Accounts receivable	(37)	(103)
Accounts payable	(129)	120
Unbilled revenues	224	42
Fuel, materials and supplies	(43)	(71)
Prepayments	(44)	(23)
Taxes payable	(15)	(14)
Regulatory assets and liabilities, net	(27)	(158)
Accrued interest	123	59
Other	(2)	52
Other operating activities
Defined benefit plans - funding	(14)	(8)
Other assets	(58)	(77)
Other liabilities	(44)	70
Net cash provided by operating activities	1,648	1,511
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,741)	(1,515)
Acquisition of Narragansett Electric, net of cash acquired	—	(3,674)
Other investing activities	2	3
Net cash used in investing activities	(1,739)	(5,186)
Cash Flows from Financing Activities
Issuance of long-term debt	3,127	850
Retirement of long-term debt	(1,763)	(263)
Payment of common stock dividends	(526)	(620)
Net increase (decrease) in short-term debt	(698)	441
Other financing activities	(52)	(1)
Net cash provided by financing activities	88	407
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(3)	(3,268)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	357	3,572
Cash, Cash Equivalents and Restricted Cash at End of Period	$354	$304
Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$200	$239
The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2023	December 31, 2022
Assets

Current Assets
Cash and cash equivalents	$353	$356
Accounts receivable (less reserve: 2023, $114; 2022, $87)
Customer	1,019	896
Other	49	150
Unbilled revenues (less reserve: 2023, $3; 2022, $6)	328	552
Fuel, materials and supplies	488	443
Prepayments	143	92
Regulatory assets	315	258
Other current assets	59	77
Total Current Assets	2,754	2,824

Property, Plant and Equipment
Regulated utility plant	38,148	36,961
Less: accumulated depreciation - regulated utility plant	8,976	8,352
Regulated utility plant, net	29,172	28,609
Non-regulated property, plant and equipment	70	92
Less: accumulated depreciation - non-regulated property, plant and equipment	21	46
Non-regulated property, plant and equipment, net	49	46
Construction work in progress	1,849	1,583
Property, Plant and Equipment, net	31,070	30,238

Other Noncurrent Assets
Regulatory assets	1,787	1,819
Goodwill	2,247	2,248
Other intangibles	307	313
Other noncurrent assets (less reserve for accounts receivable: 2023, $3; 2022 $2)	464	395
Total Other Noncurrent Assets	4,805	4,775

Total Assets	$38,629	$37,837

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2023	December 31, 2022
Liabilities and Equity

Current Liabilities
Short-term debt	$287	$985
Long-term debt due within one year	91	354
Accounts payable	1,178	1,201
Taxes	109	124
Interest	220	97
Dividends	173	166
Regulatory liabilities	280	238
Other current liabilities	541	624
Total Current Liabilities	2,879	3,789

Long-term Debt	14,484	12,889

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,049	3,007
Investment tax credits	114	117
Accrued pension obligations	199	206
Asset retirement obligations	140	138
Regulatory liabilities	3,384	3,412
Other deferred credits and noncurrent liabilities	368	361
Total Deferred Credits and Other Noncurrent Liabilities	7,254	7,241

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,319	12,317
Treasury stock	(948)	(967)
Earnings reinvested	2,775	2,681
Accumulated other comprehensive loss	(142)	(124)
Total Shareowners' Common Equity	14,012	13,915
Noncontrolling interests	—	3
Total Equity	14,012	13,918

Total Liabilities and Equity	$38,629	$37,837

(a)1,560,000 shares authorized, 770,013 shares issued and 737,124 shares outstanding at September 30, 2023. 1,560,000 shares authorized, 770,013 shares issued and 736,487 shares outstanding at December 31, 2022.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Treasury stock	Earnings reinvested	Accumulated other comprehensive loss	Noncontrolling interests	Total
June 30, 2023	737,086	$8	$12,316	$(949)	$2,721	$(137)	$—	$13,959
Treasury stock issued	38		—	1				1
Stock-based compensation			3					3
Net income					230			230
Dividends and dividend equivalents (b)					(176)			(176)
Other comprehensive income (loss)						(5)		(5)
September 30, 2023	737,124	$8	$12,319	$(948)	$2,775	$(142)	$—	$14,012

December 31, 2022	736,487	$8	$12,317	$(967)	$2,681	$(124)	$3	$13,918
Treasury stock issued	637		3	19				22
Stock-based compensation			(1)					(1)
Net income					627			627
Dividends and dividend equivalents (b)					(533)			(533)
Preferred stock (Note 7)							(3)	(3)
Other comprehensive income (loss)						(18)		(18)
September 30, 2023	737,124	$8	$12,319	$(948)	$2,775	$(142)	$—	$14,012

June 30, 2022	736,157	$8	$12,313	$(976)	$2,649	$(124)	$3	$13,873
Treasury stock issued	154			4				4
Stock-based compensation			4					4
Net income					174			174
Dividends and dividend equivalents (b)					(165)			(165)
Other comprehensive income (loss)						(6)		(6)
September 30, 2022	736,311	$8	$12,317	$(972)	$2,658	$(130)	$3	$13,884

December 31, 2021	735,112	$8	$12,303	$(1,003)	$2,572	$(157)	$—	$13,723
Common stock issued	123		12					12
Treasury stock issued	1,076			31				31
Stock-based compensation			2					2
Net income					566			566
Dividends and dividend equivalents (b)					(480)			(480)
Preferred stock							3	3
Other comprehensive income (loss)						27		27
September 30, 2022	736,311	$8	$12,317	$(972)	$2,658	$(130)	$3	$13,884

(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock were $0.240 and $0.720 for the three and nine months ended September 30, 2023 and $0.225 and $0.650 for the three and nine months ended September 30, 2022.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues	$737	$766	$2,295	$2,217

Operating Expenses
Operation
Energy purchases	226	285	788	759
Other operation and maintenance	151	127	454	415
Depreciation	99	99	297	296
Taxes, other than income	36	39	110	108
Total Operating Expenses	512	550	1,649	1,578

Operating Income	225	216	646	639

Other Income (Expense) - net (Note 12)	8	6	29	19

Interest Income from Affiliate	—	1	—	5

Interest Expense	54	43	165	122

Income Before Income Taxes	179	180	510	541

Income Taxes	43	37	126	131

Net Income (a)	$136	$143	$384	$410

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$384	$410
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	297	296
Amortization	31	10
Defined benefit plans - expense (income)	(32)	(17)
Deferred income taxes and investment tax credits	59	67
Other	(19)	(12)
Change in current assets and current liabilities
Accounts receivable	(104)	(73)
Accounts payable	(56)	(39)
Unbilled revenues	110	11
Materials and supplies	(33)	(22)
Prepayments	(22)	(12)
Regulatory assets and liabilities, net	(41)	(57)
Taxes payable	(24)	(26)
Accrued interest	50	10
Other	(5)	(25)
Other operating activities
Defined benefit plans - funding	(5)	—
Other assets	(2)	(15)
Other liabilities	1	(8)
Net cash provided by operating activities	589	498

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(653)	(621)
Expenditures for intangible assets	(4)	—
Notes receivable from affiliates	—	499
Other investing activities	2	2
Net cash used in investing activities	(655)	(120)

Cash Flows from Financing Activities
Issuance of long-term debt	1,329	250
Retirement of long-term debt	(1,150)	(250)
Contributions from parent	200	—
Return of capital to parent	(75)	(130)
Payment of common stock dividends to parent	(235)	(246)
Net decrease in short-term debt	42	—
Debt issuance costs	(14)	—
Other financing activities	—	(1)
Net cash provided by (used in) financing activities	97	(377)

Net Increase in Cash, Cash Equivalents and Restricted Cash	31	1
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	25	21
Cash, Cash Equivalents and Restricted Cash at End of Period	$56	$22

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$119	$150

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2023	December 31, 2022
Assets

Current Assets
Cash and cash equivalents	$56	$25
Accounts receivable (less reserve: 2023, $43; 2022, $28)
Customer	447	357
Other	6	12
Accounts receivable from affiliates	4	3
Unbilled revenues (less reserve: 2023, $1; 2022, $2)	114	224
Materials and supplies	102	69
Prepayments	63	34
Regulatory assets	52	13
Other current assets	32	22
Total Current Assets	876	759

Property, Plant and Equipment
Regulated utility plant	15,323	14,794
Less: accumulated depreciation - regulated utility plant	3,761	3,544
Regulated utility plant, net	11,562	11,250
Construction work in progress	664	593
Property, Plant and Equipment, net	12,226	11,843

Other Noncurrent Assets
Regulatory assets	561	568
Intangibles	268	269
Other noncurrent assets (less reserve for accounts receivable: 2023, $3; 2022, $2)	138	126
Total Other Noncurrent Assets	967	963

Total Assets	$14,069	$13,565

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2023	December 31, 2022
Liabilities and Equity

Current Liabilities
Short-term debt	$187	$145
Long-term debt due within one year	90	340
Accounts payable	393	480
Accounts payable to affiliates	30	16
Taxes	12	36
Interest	85	35
Regulatory liabilities	83	85
Other current liabilities	92	86
Total Current Liabilities	972	1,223

Long-term Debt	4,566	4,146

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,576	1,514
Regulatory liabilities	838	820
Other deferred credits and noncurrent liabilities	92	111
Total Deferred Credits and Other Noncurrent Liabilities	2,506	2,445

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	4,209	4,084
Earnings reinvested	1,452	1,303
Total Equity	6,025	5,751

Total Liabilities and Equity	$14,069	$13,565

(a)170,000 shares authorized; 66,368 shares issued and outstanding at September 30, 2023 and December 31, 2022.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
June 30, 2023	66,368	$364	$4,259	$1,388	$6,011
Net income				136	136
Return of capital to parent			(50)		(50)
Dividends declared				(72)	(72)
September 30, 2023	66,368	$364	$4,209	$1,452	$6,025

December 31, 2022	66,368	$364	$4,084	$1,303	$5,751
Net income				384	384
Capital contributions from parent			200		200
Return of capital to parent			(75)		(75)
Dividends declared				(235)	(235)
September 30, 2023	66,368	$364	$4,209	$1,452	$6,025

June 30, 2022	66,368	$364	$4,189	$1,220	$5,773
Net income				143	143
Return of capital to parent			(65)		(65)
Dividends declared				(81)	(81)
September 30, 2022	66,368	$364	$4,124	$1,282	$5,770

December 31, 2021	66,368	$364	$4,254	$1,118	$5,736
Net income				410	410
Return of capital to parent			(130)		(130)
Dividends declared				(246)	(246)
September 30, 2022	66,368	$364	$4,124	$1,282	$5,770

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL Energy Holdings.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues
Retail and wholesale	$396	$433	$1,204	$1,313
Electric revenue from affiliate	2	3	23	26
Total Operating Revenues	398	436	1,227	1,339

Operating Expenses
Operation
Fuel	70	94	217	265
Energy purchases	17	28	123	162
Energy purchases from affiliate	8	9	11	18
Other operation and maintenance	91	98	275	301
Depreciation	76	74	227	223
Taxes, other than income	12	12	36	36
Total Operating Expenses	274	315	889	1,005

Operating Income	124	121	338	334

Other Income (Expense) - net	—	—	2	3

Interest Income from Affiliates	1	—	1	—

Interest Expense	25	23	76	64

Income Before Income Taxes	100	98	265	273

Income Taxes	21	21	55	49

Net Income (a)	$79	$77	$210	$224

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$210	$224
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	227	223
Amortization	9	(1)
Defined benefit plans - expense (income)	—	(1)
Deferred income taxes and investment tax credits	(3)	(3)
Other	(7)	3
Change in current assets and current liabilities
Accounts receivable	37	15
Accounts receivable from affiliates	17	5
Accounts payable	(51)	10
Accounts payable to affiliates	(9)	19
Unbilled revenues	43	11
Fuel, materials and supplies	25	(22)
Regulatory assets and liabilities, net	34	(12)
Taxes payable	(4)	4
Accrued interest	29	17
Other	(3)	(4)
Other operating activities
Defined benefit plans - funding	(1)	(2)
Expenditures for asset retirement obligations	(9)	(10)
Other assets	(19)	(3)
Other liabilities	1	—
Net cash provided by operating activities	526	473
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(277)	(273)
Net cash used in investing activities	(277)	(273)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable to affiliates	6	(310)
Issuance of long-term debt	399	300
Retirement of long-term debt	(300)	—
Net increase (decrease) in short-term debt	(179)	41
Payment of common stock dividends to parent	(115)	(224)
Contributions from parent	20	10
Return of capital to parent	(161)	—
Other financing activities	(4)	(1)
Net cash used in financing activities	(334)	(184)
Net Increase (Decrease) in Cash and Cash Equivalents	(85)	16
Cash and Cash Equivalents at Beginning of Period	93	9
Cash and Cash Equivalents at End of Period	$8	$25

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$30	$36

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2023	December 31, 2022
Assets

Current Assets
Cash and cash equivalents	$8	$93
Accounts receivable (less reserve: 2023, $5; 2022, $4)
Customer	116	157
Other	20	13
Unbilled revenues (less reserve: 2023, $0; 2022, $0)	69	112
Accounts receivable from affiliates	19	37
Fuel, materials and supplies	141	166
Prepayments	15	13
Regulatory assets	5	23
Other current assets	3	2
Total Current Assets	396	616

Property, Plant and Equipment
Regulated utility plant	7,591	7,429
Less: accumulated depreciation - regulated utility plant	1,495	1,355
Regulated utility plant, net	6,096	6,074
Construction work in progress	305	268
Property, Plant and Equipment, net	6,401	6,342

Other Noncurrent Assets
Regulatory assets	380	373
Goodwill	389	389
Other intangibles	19	24
Other noncurrent assets	75	66
Total Other Noncurrent Assets	863	852

Total Assets	$7,660	$7,810

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2023	December 31, 2022
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$179
Notes payable to affiliates	6	—
Accounts payable	104	165
Accounts payable to affiliates	48	60
Customer deposits	34	32
Taxes	37	41
Price risk management liabilities	—	1
Regulatory liabilities	23	7
Interest	44	15
Asset retirement obligations	12	13
Other current liabilities	48	46
Total Current Liabilities	356	559

Long-term Debt	2,404	2,307

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	781	771
Investment tax credits	31	31
Price risk management liabilities	3	6
Asset retirement obligations	74	73
Regulatory liabilities	830	833
Other deferred credits and noncurrent liabilities	61	64
Total Deferred Credits and Other Noncurrent Liabilities	1,780	1,778

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,946	2,087
Earnings reinvested	750	655
Total Equity	3,120	3,166

Total Liabilities and Equity	$7,660	$7,810

(a)75,000 shares authorized; 21,294 shares issued and outstanding at September 30, 2023 and December 31, 2022.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
June 30, 2023	21,294	$424	$1,987	$700	$3,111
Net income				79	79
Return of capital to parent			(41)		(41)
Dividends declared				(29)	(29)
September 30, 2023	21,294	$424	$1,946	$750	$3,120

December 31, 2022	21,294	$424	$2,087	$655	$3,166
Net income				210	210
Capital contributions from parent			20		20
Return of capital to parent			(161)		(161)
Dividends declared				(115)	(115)
September 30, 2023	21,294	$424	$1,946	$750	$3,120

June 30, 2022	21,294	$424	$2,007	$669	$3,100
Net income				77	77
Dividends declared				(88)	(88)
September 30, 2022	21,294	$424	$2,007	$658	$3,089

December 31, 2021	21,294	$424	$1,997	$658	$3,079
Net income				224	224
Capital contributions from parent			10		10
Dividends declared				(224)	(224)
September 30, 2022	21,294	$424	$2,007	$658	$3,089

(a)Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues
Retail and wholesale	$497	$544	$1,428	$1,551
Electric revenue from affiliate	8	9	11	18
Total Operating Revenues	505	553	1,439	1,569

Operating Expenses
Operation
Fuel	129	174	350	444
Energy purchases	6	6	18	18
Energy purchases from affiliate	2	3	23	26
Other operation and maintenance	101	115	327	348
Depreciation	98	96	294	289
Taxes, other than income	12	11	34	33
Total Operating Expenses	348	405	1,046	1,158

Operating Income	157	148	393	411

Other Income (Expense) - net	1	2	6	6

Interest Expense	33	31	99	86

Interest Expense from Affiliates	—	—	1	—

Income Before Income Taxes	125	119	299	331

Income Taxes	24	24	59	63

Net Income (a)	$101	$95	$240	$268

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$240	$268
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	294	289
Amortization	14	12
Defined benefit plans - (income)	(4)	(3)
Deferred income taxes and investment tax credits	(7)	(2)
Other	—	3
Change in current assets and current liabilities
Accounts receivable	10	(17)
Accounts payable	(31)	7
Accounts payable to affiliates	(27)	22
Unbilled revenues	28	4
Fuel, materials and supplies	(8)	(17)
Regulatory assets and liabilities, net	30	(20)
Taxes payable	8	15
Accrued interest	37	26
Other	(2)	(5)
Other operating activities
Defined benefit plans - funding	(1)	(1)
Expenditures for asset retirement obligations	(17)	(23)
Other assets	(22)	1
Other liabilities	(2)	(3)
Net cash provided by operating activities	540	556
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(430)	(397)
Other investing activities	5	—
Net cash used in investing activities	(425)	(397)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable to affiliates	21	(272)
Issuance of long-term debt	399	300
Retirement of long-term debt	(313)	—
Net increase (decrease) in short-term debt	(76)	—
Payment of common stock dividends to parent	(125)	(234)
Contributions from parent	54	60
Return of capital to parent	(84)	—
Other financing activities	(4)	(1)
Net cash used in financing activities	(128)	(147)
Net Increase (Decrease) in Cash and Cash Equivalents	(13)	12
Cash and Cash Equivalents at Beginning of Period	21	13
Cash and Cash Equivalents at End of Period	$8	$25

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$45	$46

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2023	December 31, 2022
Assets

Current Assets
Cash and cash equivalents	$8	$21
Accounts receivable (less reserve: 2023, $2; 2022, $3)
Customer	150	158
Other	10	13
Unbilled revenues (less reserve: 2023, $0; 2022, $0)	86	114
Fuel, materials and supplies	176	167
Prepayments	15	14
Regulatory assets	7	32
Other current assets	—	1
Total Current Assets	452	520

Property, Plant and Equipment
Regulated utility plant	9,794	9,515
Less: accumulated depreciation - regulated utility plant	2,404	2,201
Regulated utility plant, net	7,390	7,314
Construction work in progress	597	522
Property, Plant and Equipment, net	7,987	7,836

Other Noncurrent Assets
Regulatory assets	442	442
Goodwill	607	607
Other intangibles	19	21
Other noncurrent assets	128	116
Total Other Noncurrent Assets	1,196	1,186

Total Assets	$9,635	$9,542

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2023	December 31, 2022
Liabilities and Equity

Current Liabilities
Short-term debt	$25	$101
Long-term debt due within one year	—	13
Notes payable to affiliates	21	—
Accounts payable	82	123
Accounts payable to affiliates	70	101
Customer deposits	35	33
Taxes	35	26
Regulatory liabilities	11	6
Interest	56	19
Asset retirement obligations	16	26
Other current liabilities	53	51
Total Current Liabilities	404	499

Long-term Debt	3,004	2,907

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	909	896
Investment tax credits	84	85
Asset retirement obligations	58	56
Regulatory liabilities	1,022	1,029
Other deferred credits and noncurrent liabilities	31	32
Total Deferred Credits and Other Noncurrent Liabilities	2,104	2,098

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	3,011	3,041
Earnings reinvested	804	689
Total Equity	4,123	4,038

Total Liabilities and Equity	$9,635	$9,542

(a)80,000 shares authorized; 37,818 shares issued and outstanding at September 30, 2023 and December 31, 2022.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
June 30, 2023	37,818	$308	$3,041	$736	$4,085
Net income				101	101
Return of capital to parent			(30)		(30)
Dividends declared				(33)	(33)
September 30, 2023	37,818	$308	$3,011	$804	$4,123

December 31, 2022	37,818	$308	$3,041	$689	$4,038
Net income				240	240
Capital contributions from parent			54		54
Return of capital to parent			(84)		(84)
Dividends declared				(125)	(125)
September 30, 2023	37,818	$308	$3,011	$804	$4,123

June 30, 2022	37,818	$308	$3,017	$677	$4,002
Net income				95	95
Dividends declared				(75)	(75)
September 30, 2022	37,818	$308	$3,017	$697	$4,022

December 31, 2021	37,818	$308	$2,957	$663	$3,928
Net income				268	268
Capital contributions from parent			60		60
Dividends declared				(234)	(234)
September 30, 2022	37,818	$308	$3,017	$697	$4,022

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2022 is derived from that Registrant's 2022 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2022 Form 10-K. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

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

Income Statement data for the segments and reconciliation to PPL's consolidated results for the periods ended September 30 are as follows:

	Three Months		Nine Months
	2023	2022	2023	2022
Operating Revenues from external customers
Kentucky Regulated	$893	$977	$2,631	$2,864
Pennsylvania Regulated	737	766	2,295	2,217
Rhode Island Regulated	413	384	1,355	512
Corporate and Other	—	7	—	19
Total	$2,043	$2,134	$6,281	$5,612

Net Income (Loss)
Kentucky Regulated	$175	$164	$432	$465
Pennsylvania Regulated	136	143	384	410
Rhode Island Regulated	6	(26)	70	(55)
Corporate and Other	(87)	(107)	(259)	(254)
Total	$230	$174	$627	$566

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated Balance Sheets as of:

	September 30, 2023	December 31, 2022
Assets
Kentucky Regulated	$16,867	$16,904
Pennsylvania Regulated	14,069	13,565
Rhode Island Regulated	6,393	6,081
Corporate and Other (a)	1,300	1,287
Total	$38,629	$37,837

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

	2023 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$2,043	$737	$398	$505
Revenues derived from:
Alternative revenue programs (b)	1	(2)	—	—
Other (c)	(6)	(4)	(1)	(2)
Revenues from Contracts with Customers	$2,038	$731	$397	$503

	2022 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$2,134	$766	$436	$553
Revenues derived from:
Alternative revenue programs (b)	51	3	3	1
Other (c)	(8)	(4)	(1)	(2)
Revenues from Contracts with Customers	$2,177	$765	$438	$552

	2023 Nine Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$6,281	$2,295	$1,227	$1,439
Revenues derived from:
Alternative revenue programs (b)	42	5	1	(3)
Other (c)	(17)	(11)	(3)	(3)
Revenues from Contracts with Customers	$6,306	$2,289	$1,225	$1,433

	2022 Nine Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$5,612	$2,217	$1,339	$1,569
Revenues derived from:
Alternative revenue programs (b)	(16)	(56)	12	5
Other (c)	(21)	(11)	(5)	(3)
Revenues from Contracts with Customers	$5,575	$2,150	$1,346	$1,571

(a)PPL includes $413 million and $1.4 billion for the three and nine months ended September 30, 2023 and $384 million and $512 million for the three and nine months ended September 30, 2022 of revenues from external customers reported by the Rhode Island Regulated segment. PPL Electric represents revenues from external customers reported by the Pennsylvania Regulated segment and LG&E and KU, net of intercompany power sales and transmission revenues, represent revenues from external customers reported by the Kentucky Regulated segment. See Note 2 for additional information.
(b)This line item shows the over/under collection of rate mechanisms deemed alternative revenue programs with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts. For PPL Electric, the nine months ended September 30, 2022, included $74 million related to the amortization of the regulatory liability recorded in 2021 for a reduction in the transmission formula rate return on equity that was reflected in rates in 2022.
(c)Represents additional revenues outside the scope of revenues from contracts with customers, such as lease and other miscellaneous revenues.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended September 30.

	Three Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2023
PA Regulated	$389	$113	$13	$14	$—	$—	$202	$731
KY Regulated	367	260	162	79	6	17	—	891
RI Regulated	110	32	4	223	—	—	47	416
Corp and Other	—	—	—	—	—	—	—	—
Total PPL	$866	$405	$179	$316	$6	$17	$249	$2,038

2022
PA Regulated	$407	$135	$22	$13	$—	$—	$188	$765
KY Regulated	401	284	176	88	8	21	—	978
RI Regulated	100	34	3	251	—	—	39	427
Corp and Other	—	—	—	7	—	—	—	7
Total PPL	$908	$453	$201	$359	$8	$21	$227	$2,177

PPL Electric
2023	$389	$113	$13	$14	$—	$—	$202	$731
2022	$407	$135	$22	$13	$—	$—	$188	$765

LG&E
2023	$182	$127	$49	$33	$—	$6	$—	$397
2022	$200	$140	$53	$39	$—	$6	$—	$438

KU
2023	$185	$133	$113	$45	$6	$21	$—	$503
2022	$201	$144	$123	$51	$8	$25	$—	$552

	Nine Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2023
PA Regulated	$1,266	$346	$44	$40	$—	$—	$593	$2,289
KY Regulated	1,108	771	486	205	17	37	—	2,624
RI Regulated	480	182	17	586	—	—	128	1,393
Corp and Other	—	—	—	—	—	—	—	—
Total PPL	$2,854	$1,299	$547	$831	$17	$37	$721	$6,306

2022
PA Regulated	$1,189	$360	$67	$39	$—	$—	$495	$2,150
KY Regulated	1,218	805	497	264	22	66	—	2,872
RI Regulated	131	46	4	298	—	—	55	534
Corp and Other	—	—	—	19	—	—	—	19
Total PPL	$2,538	$1,211	$568	$620	$22	$66	$550	$5,575

	Nine Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers

PPL Electric
2023	$1,266	$346	$44	$40	$—	$—	$593	$2,289
2022	$1,189	$360	$67	$39	$—	$—	$495	$2,150

LG&E
2023	$574	$398	$145	$75	$—	$33	$—	$1,225
2022	$615	$410	$147	$125	$—	$49	$—	$1,346

KU
2023	$534	$373	$341	$130	$17	$38	$—	$1,433
2022	$603	$395	$350	$140	$22	$61	$—	$1,571

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

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the periods ended September 30.

	Three Months		Nine Months
	2023	2022	2023	2022
PPL	$20	$21	$47	$55
PPL Electric	10	7	27	12
LG&E	2	2	3	4
KU	1	3	2	5

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers.

	PPL	PPL Electric	LG&E	KU
Contract liabilities at December 31, 2022	$34	$23	$5	$6
Contract liabilities at September 30, 2023	33	21	5	6
Revenue recognized during the nine months ended September 30, 2023 that was included in the contract liability balance at December 31, 2022	21	10	5	6

Contract liabilities at December 31, 2021	$42	$25	$6	$6
Contract liabilities at September 30, 2022	35	18	6	6
Revenue recognized during the nine months ended September 30, 2022 that was included in the contract liability balance at December 31, 2021	25	12	6	6

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended September 30 used in the EPS calculation are:

	Three Months		Nine Months
	2023	2022	2023	2022
Income (Numerator)
Net income attributable to PPL	$230	$174	$627	$566
Less amounts allocated to participating securities	—	—	1	—
Net income available to PPL common shareowners - Basic and Diluted	$230	$174	$626	$566

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	737,107	736,247	737,005	735,912
Add: Dilutive share-based payment awards	1,077	827	1,016	767
Weighted-average shares - Diluted EPS	738,184	737,074	738,021	736,679

Basic and Diluted EPS
Net Income available to PPL common shareowners	$0.31	$0.24	$0.85	$0.77

For the periods ended September 30, PPL issued shares of common stock related to stock-based compensation plans as follows (in thousands):

	Three Months		Nine Months
	2023	2022	2023	2022
Stock-based compensation plans	—	—	—	124

For the periods ended September 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Nine Months
	2023	2022	2023	2022
Stock-based compensation awards	179	17	324	79

5. Income Taxes

Reconciliations of income tax expense (benefit) for the periods ended September 30 are as follows.

(PPL)
	Three Months		Nine Months
	2023	2022	2023	2022
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$60	$45	$167	$150
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	16	8	49	56
Valuation allowance adjustments	1	(1)	6	9
Income tax credits (a)	(9)	(1)	(11)	(3)
Amortization of investment tax credit including deferred taxes on basis adjustment	(1)	—	(2)	(7)
Depreciation and other items not normalized	(2)	—	(9)	(8)
Amortization of excess deferred federal and state income taxes	(13)	(7)	(33)	(47)
Federal and state income tax return adjustments	3	—	(2)	(1)
State income tax rate change (b)	1	(5)	—	(5)
Other	2	2	5	3
Total increase (decrease)	(2)	(4)	3	(3)
Total income tax expense (benefit)	$58	$41	$170	$147

(a)    The three and nine month periods ended September 30, 2023 primarily include a deferred tax benefit from renewable tax credits that will be acquired at a discount.
(b)    The three and nine months ended September 30, 2022 include a deferred tax benefit of $5 million, due to the corporate net income tax rate reduction. See "Pennsylvania State Tax Reform" below for additional information.

(PPL Electric)
	Three Months		Nine Months
	2023	2022	2023	2022
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$38	$38	$107	$114
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	13	14	36	43
Depreciation and other items not normalized	(1)	(1)	(8)	(7)
Amortization of excess deferred federal and state income taxes	(4)	(4)	(8)	(9)
State income tax rate change (a)	—	(9)	(1)	(9)
Other	(3)	(1)	—	(1)
Total increase (decrease)	5	(1)	19	17
Total income tax expense (benefit)	$43	$37	$126	$131

(a)    The three and nine months ended September 30, 2022 include a deferred tax benefit of $9 million, due to the corporate net income tax rate reduction. See "Pennsylvania State Tax Reform" below for additional information.

(LG&E)
	Three Months		Nine Months
	2023	2022	2023	2022
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$21	$21	$56	$57
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	4	10	11
Amortization of excess deferred federal and state income taxes	(3)	(3)	(9)	(17)
Other	(1)	(1)	(2)	(2)
Total increase (decrease)	—	—	(1)	(8)
Total income tax expense (benefit)	$21	$21	$55	$49

(KU)
	Three Months		Nine Months
	2023	2022	2023	2022
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$26	$25	$63	$70
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5	5	12	13
Amortization of excess deferred federal and state income taxes	(5)	(4)	(13)	(16)
Other	(2)	(2)	(3)	(4)
Total increase (decrease)	(2)	(1)	(4)	(7)
Total income tax expense (benefit)	$24	$24	$59	$63

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

IRS Revenue Procedure 2023-15 (PPL and LG&E)

On April 14, 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. PPL and LG&E are currently reviewing the revenue procedure to determine what impact the guidance may have on their financial statements.

6. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric		LG&E		KU
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Current Regulatory Assets:
Gas supply clause	$—	$41	$—	$—	$—	$13	$—	$—
Rate adjustment mechanisms	210	96	—	—	—	—	—	—
Renewable energy certificates	13	14	—	—	—	—	—	—
Derivative instruments	29	41	—	—	—	—	—	—
Smart meter rider	5	5	5	5	—	—	—	—
Storm damage costs	5	—	5	—	—	—	—	—
Universal service rider	10	3	10	3	—	—	—	—
Fuel adjustment clause	8	38	—	—	3	9	5	29
Transmission service charge	24	—	24	—	—	—	—	—
Distribution system improvement charge	8	5	8	5	—	—	—	—
Other	3	15	—	—	2	1	2	3
Total current regulatory assets	$315	$258	$52	$13	$5	$23	$7	$32

Noncurrent Regulatory Assets:
Defined benefit plans	$795	$778	$371	$353	$204	$209	$137	$140
Plant outage costs	40	46	—	—	10	12	30	34
Net metering	98	61	—	—	—	—	—	—
Environmental cost recovery	100	102	—	—	—	—	—	—
Taxes recoverable through future rates	—	47	—	—	—	—	—	—
Storm costs	97	118	—	—	15	7	14	3
Unamortized loss on debt	24	21	4	3	11	11	7	7
Interest rate swaps	3	7	—	—	3	7	—	—
Terminated interest rate swaps	59	63	—	—	35	37	24	26
Accumulated cost of removal of utility plant	186	212	186	212	—	—	—	—
AROs	290	295	—	—	76	76	214	219
Derivatives instruments	5	—	—	—	—	—	—	—
Other	90	69	—	—	26	14	16	13
Total noncurrent regulatory assets	$1,787	$1,819	$561	$568	$380	$373	$442	$442

	PPL		PPL Electric		LG&E		KU
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Current Regulatory Liabilities:
Generation supply charge	$41	$37	$41	$37	$—	$—	$—	$—
Transmission service charge	—	14	—	7	—	—	—	—
TCJA customer refund	7	15	7	15	—	—	—	—
Act 129 compliance rider	17	14	17	14	—	—	—	—
Transmission formula rate	18	12	18	12	—	—	—	—
Rate adjustment mechanism	147	96	—	—	—	—	—	—
Energy efficiency	23	23	—	—	—	—	—	—
Gas supply clause	18	—	—	—	18	—	—	—
Other	9	27	—	—	5	7	11	6
Total current regulatory liabilities	$280	$238	$83	$85	$23	$7	$11	$6

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$991	$950	$—	$—	$301	$287	$400	$389
Power purchase agreement - OVEC	20	26	—	—	14	18	6	8
Net deferred taxes	1,999	2,094	772	775	465	477	528	546
Defined benefit plans	240	187	66	45	21	21	57	56
Terminated interest rate swaps	58	60	—	—	29	30	29	30
Energy efficiency	39	32	—	—	—	—	—	—
Other	37	63	—	—	—	—	2	—
Total noncurrent regulatory liabilities	$3,384	$3,412	$838	$820	$830	$833	$1,022	$1,029

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

The ASA includes additional provisions, including (i) an Electric Transportation Initiative (the ET Initiative) to facilitate the growth of Electric Vehicle (EV) adoption and scaling of the market for EV charging equipment to advance Rhode Island's zero emission vehicles and greenhouse gas emissions policy goals, (ii) two energy storage demonstration projects, which are on track for timely completion, (iii) a performance incentive for System Efficiency: Annual Megawatt Capacity Savings, which sunset in 2021 and is now a tracking and reporting only metric, and (iv) several additional metrics for tracking and reporting purposes only. The RIPUC discussed the ET Initiative at an Open Meeting on August 30, 2022, advising RIE to seek RIPUC authorization to continue the ET Initiative and/or to alter any of the targets established in the ASA for Rate Year 5 and beyond. No votes or official rulings were taken; however, based on this feedback, RIE has paused the ET programs in Rate Year 5.

Advanced Metering Functionality (AMF)

In 2021, RIE filed its Updated AMF Business Case and Grid Modernization Plan (GMP) with the RIPUC in accordance with the ASA, and which, among other things, sought approval to deploy smart meters throughout the service territory. In 2021, the RIPUC stayed the AMF and GMP proceedings pending further consideration following the issuance of a final Order by the Rhode Island Division of Public Utilities and Carriers on the acquisition of RIE. RIE filed notice of withdrawal of the original Updated AMF Business Case and GMP with the RIPUC, and in November 2022 filed a new AMF Business Case with the RIPUC. The new AMF Business Case filing consists of a detailed proposal for full-scale deployment of AMF across its electric service territory. The proposal will enable significant customer and grid benefits in line with the state’s climate mandates. In its filing, RIE estimated that the proposed program would cost $188 million on a net present value (NPV) basis and provide benefits of $729 million NPV over the 20-year project life, yielding a benefit-cost ratio of 3.9x. RIE believes AMF is a foundational technology that is a necessary first step to transforming Rhode Island’s electric distribution system.

On September 27, 2023, the RIPUC unanimously approved RIE to deploy an AMF-based metering system for the electric distribution business. RIE is authorized to seek recovery of the approved capital investment through the ISR process with an overall multi-year cap on recovery at approximately $153 million, subject to certain terms, conditions and limitations with respect to the potential offsets and recoverability of certain costs. RIE is required to continue spending, even if above the recovery cap, until it achieves the functionalities outlined in the AMF Business Case. RIE is required to file with the RIPUC (i) by December 27, 2023, an updated electric Service Quality Plan for RIPUC review and approval, and (ii) additional tariff provisions regarding recovery and plans that address certain programs related to AMF.

Grid Modernization

RIE filed a new GMP with the RIPUC on December 30, 2022. The new GMP filing consists of a holistic suite of grid modernization investments that will provide RIE with the tools and capability to manage the electric distribution system more granularly considering a range of distributed energy resources adoption levels, accelerated by Rhode Island's climate mandates, while at the same time maintaining a safe and reliable electric distribution system. The GMP is an informational guidance document that supports the grid modernization investments to be proposed in future electric ISR plans. Consequently, RIE did not request approval from the RIPUC for any specific investments or seek cost recovery as part of the GMP; rather, RIE requested that the RIPUC issue an order affirming RIE’s compliance with its obligation to file a GMP that meets the requirements of the ASA. The RIPUC held a status conference on October 26, 2023, to discuss the scope of the RIPUC’s review of the GMP and how it would impact future electric ISR plans.

COVID-19 Deferral Filing

On April 30, 2021, RIE filed a petition for approval to recognize regulatory assets related to COVID-19 impacts (RIPUC Docket No. 5154). In its petition, RIE sought the RIPUC's authorization to create regulatory assets and consideration of future cost recovery for the following COVID-19 costs: (i) the increased cost of customer accounts receivable that RIE will be unable to collect as a result of the COVID-19 pandemic, and the executive orders and RIPUC orders restricting RIE's collection activities as a result of the pandemic, which will result in increased net charge-offs; (ii) lost revenue from unassessed late payment charges; and (iii) charges to RIE for other fees that RIE has waived pursuant to the RIPUC's orders in RIPUC Docket No. 5022. RIE is evaluating its request to create a regulatory asset for COVID-19-related bad debt expense to consider the impact, if any, of the proposed arrearage forgiveness sought in RIE’s Petition to Forgive Certain Arrearage Balances for Low-Income and Protected Customers in Docket No. 22-08-GE, which RIE filed with the RIPUC to fulfill its obligations under PPL's settlement with the Rhode Island Attorney General. RIE cannot predict the outcome of this matter.

FY 2023 Gas Infrastructure, Safety and Reliability (ISR) Plan

At an Open Meeting on March 29, 2022, the RIPUC conditionally approved RIE’s FY 2023 Gas ISR Plan and associated revenue requirement, subject to further review regarding RIE's Proactive Main Replacement Program and its decision to reconstruct and purchase heating and pressure regulation equipment located at RIE’s Wampanoag and Tiverton take stations. The RIPUC held an Open Meeting on September 13, 2022, and issued its Order on November 18, 2022 regarding the Proactive Main Replacement Program and made the following rulings: (i) commencing with the Gas ISR plan to be filed in this calendar year 2022 (prospectively), new main constructed to replace leak prone pipe will not be considered used and useful, and therefore not eligible for rate base treatment, until the related old main is abandoned; and (ii) approved the proactive main replacement revenue requirement set forth in the FY 2023 Gas ISR plan. Also, the RIPUC directed RIE to submit prefiled testimony on the issue of its replacement of heating and pressure regulation facilities at the Wampanoag and Tiverton take stations and to address three issues, specifically: (i) a cost-benefit analysis arising from RIE's decision to take ownership of the reconstructed take station equipment; (ii) the potential that the benefits derived from the reconstruction and ownership transfer of the take station equipment will not be realized due to the future use of hydrogen or abandonment of the gas system; and (iii) the depreciation and accounting treatment of the reconstructed take station equipment. RIE filed this testimony with the RIPUC on May 16, 2022, the RIPUC has not taken any action to date on this issue. The RIPUC continues to consider the appropriate rate recovery treatment of projects not covered by an ISR plan for the applicable fiscal year, and additional definitions and procedures that may be implemented related to the ISR plan process. A new docket has been opened to address this matter with the goal of implementing changes for the FY 2025 ISR Plan. RIE cannot predict the outcome of these matters. The RIPUC held an evidentiary hearing on October 18, 2023, regarding RIE’s FY 2023 Gas ISR reconciliation, which is part of the distribution adjustment clause rates for effect November 1, 2023. During the hearing, a draft framework with conceptual parameters and principles for future gas ISR plans was introduced, which will be further discussed on November 7, 2023.

FY 2024 Gas ISR Plan

On December 23, 2022, RIE filed its FY 2024 Gas ISR Plan with the RIPUC. At its January 20, 2023 Open Meeting, the RIPUC directed RIE to file supplemental budget and rate schedules to reflect an April 1 to March 31 fiscal year. The supplemental budget that was filed with the RIPUC on January 27, 2023 includes $187 million of capital investment spend. The supplemental rate schedules were filed on February 3, 2023. RIE and the Rhode Island Division of Public Utilities and Carriers reached an agreement on an approximately $171 million capital investment spending plan, and RIE filed a second supplemental budget on March 13, 2023. The RIPUC held a hearing on the plan on March 14, 2023. At an Open Meeting on March 29, 2023, the RIPUC approved the plan with an adjustment to the budget for the Proactive Main Replacement Program category resulting in a total approved FY 2024 Gas ISR Plan of $163 million for capital investment spend. On March 31, 2023, the RIPUC approved RIE's March 30, 2023 compliance filing for rates effective April 1, 2023. The RIPUC continues to consider the appropriate rate recovery treatment of projects not covered by an ISR plan for the applicable fiscal year, and additional definitions and procedures that may be implemented related to the ISR plan review and approval process starting with the FY 2025 ISR Plan. A new docket will be opened to address this matter with the goal of implementing changes for the FY 2025 ISR Plan. RIE cannot predict the outcome of these matters.

FY 2024 Electric ISR Plan

On December 23, 2022, RIE filed its FY 2024 Electric ISR Plan with the RIPUC. At its January 20, 2023 Open Meeting, the RIPUC directed RIE to file supplemental budget and rate schedules to reflect an April 1 to March 31 fiscal year. The supplemental budget filed with the RIPUC on January 27, 2023 includes $176 million of capital investment spend, $14 million of vegetation operations and management (O&M) spend and $3 million of Other O&M spend. The supplemental rate schedules were filed on February 3, 2023. RIE filed second supplemental budget schedules on March 21, 2023, which includes $166 million of capital investment spend, $14 million of vegetation management O&M spend and $1 million of Other O&M spend. The RIPUC held hearings in March 2023, and on March 29, 2023, approved the plan with modifications to the proposed capital investment spend, resulting in a total approved FY 2024 Electric ISR Plan of $112 million for capital investment spend, $14 million for vegetation management O&M spend, and $1 million for Other O&M spend. On March 31, 2023, the RIPUC approved RIE's March 30, 2023 compliance filing for rates effective April 1, 2023. The RIPUC continues to consider the appropriate rate recovery treatment of projects not covered by an ISR plan for the applicable fiscal year, and additional definitions and procedures that may be implemented related to the ISR plan review and approval process. A new docket has been opened to address this matter with the goal of implementing changes for the FY 2025 ISR Plan. RIE cannot predict the outcome of these matters.

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

The KPSC accepted the CPCN filing as of January 6, 2023. On March 24, 2023, Kentucky Senate Bill 4 (SB 4) went into effect, which requires KPSC approval of fossil fuel-fired electric generating unit retirements in the state. On May 10, 2023, LG&E and KU filed an application with the KPSC seeking approval of the retirement of seven fossil fuel-fired generating units as required by the recently enacted SB 4. On May 16, 2023, the KPSC entered an Order consolidating the SB 4 filing proceeding into the CPCN case. On August 29, 2023, a hearing with the KPSC and all parties concluded, and all post-hearing briefs have been filed. The KPSC has indicated its intention to issue an order on all issues by November 6, 2023. PPL, LG&E and KU cannot predict the outcome of these matters.

Kentucky March 2023 Storm

On March 3, 2023, LG&E and KU experienced significant windstorm activity in their service territories, resulting in substantial damage to certain of LG&E's and KU's assets with total costs incurred through September 30, 2023 of $75 million ($33 million at LG&E and $42 million at KU). On March 17, 2023, LG&E and KU submitted a filing with the KPSC requesting regulatory asset treatment of the extraordinary operations and maintenance expenses portion of the costs incurred related to the windstorm. On April 5, 2023, the KPSC issued an order approving the request for accounting purposes, noting that approval for recovery would be determined in LG&E’s and KU’s next base rate cases. As of September 30, 2023, LG&E and KU recorded regulatory assets related to the storm of $8 million and $11 million.

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

Federal Matters

FERC Transmission Rate Filing (PPL, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going waivers and credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the D.C. Circuit Court of Appeals regarding the FERC's orders on the elimination of the mitigation and required transition mechanism. In August 2022, the D.C. Circuit Court of Appeals issued an order remanding the proceedings back to the FERC. On May 18, 2023, the FERC issued an order on remand reversing its 2019 decision and requiring LG&E and KU to refund credits previously withheld, including under such transition mechanism. LG&E and KU requested and received an extension of time to process refunds until December 2023. LG&E and KU filed a request for rehearing of the May 18, 2023 order, which was denied by operation of law on July 17, 2023. LG&E and KU filed petition for review of FERC's May 18, 2023 order with the D.C. Circuit Court of Appeals on July 28, 2023. The FERC has indicated in its filings before the D.C. Circuit Court of Appeals that it intends to issue a substantive order on rehearing before November 13, 2023. The D.C. Circuit Court of Appeals will likely set the procedural schedule soon after FERC files the certified index to the record in mid-November 2023. LG&E and KU recorded regulatory liabilities of $3 million and $9 million related to potential refunds resulting from the FERC’s May 18, 2023 order. LG&E and KU cannot predict the ultimate outcome of the proceedings or any other post decision process but do not expect the annual impact to have a material effect on their operations or financial condition. LG&E and KU currently receive recovery of certain waivers and credits provided primarily through base rates with increases associated with the FERC's May 18, 2023 order expected to be primarily subject to base rate recovery in future rate proceedings.

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

The ROE for transmission rates under the ISO-NE OATT is the subject of four complaints that are pending before the FERC. On October 16, 2014, the FERC issued an order on the first complaint, Opinion No. 531-A, resetting the base ROE applicable to transmission assets under the ISO-NE OATT from 11.14% to 10.57% effective as of October 16, 2014 and establishing a maximum ROE of 11.74%. On April 14, 2017, this order was vacated and remanded by the D. C. Circuit Court of Appeals (Court of Appeals). After the remand, the FERC issued an order on October 16, 2018 applicable to all four pending cases where it proposed a new base ROE methodology that, with subsequent input and support from the New England Transmission Owners (NETO), yielded a base ROE of 10.41%. Subsequent to the FERC's October 2018 order in the New England Transmission Owners cases, the FERC further refined its ROE methodology in another proceeding and has applied that refined methodology to transmission owners’ ROEs in other jurisdictions, and the NETOs filed further information in the New England matters to distinguish their case. Those determinations in other jurisdictions have recently been vacated and remanded back to the FERC for further proceedings by the D.C. Circuit Court of Appeals. The proceeding and the final base rate ROE determination in the New England matters remain open, pending a final order from the FERC. PPL cannot predict the outcome of this matter, and an estimate of the impact cannot be determined.

Other

Purchase of Receivables Program

(PPL and PPL Electric)

In accordance with a PAPUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During the three and nine months ended September 30, 2023, PPL Electric purchased $391 million and $1 billion of accounts receivable from alternative suppliers. During the three and nine months ended September 30, 2022, PPL Electric purchased $352 million and $974 million of receivables.

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

	September 30, 2023					December 31, 2022
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (c)	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (c)
PPL
PPL Capital Funding (a)
Syndicated Credit Facility (b)	Dec. 2027	$1,250	$—	$75	$1,175	$—	$561
Bilateral Credit Facility	Mar. 2024	100	—	—	100	—	—
Bilateral Credit Facility	Mar. 2024	100	—	13	87	—	58
Total PPL Capital Funding Credit Facilities		$1,450	$—	$88	$1,362	$—	$619

PPL Electric
Syndicated Credit Facility	Dec. 2027	$650	$—	$188	$462	$—	$146
Term Loan Credit Facility	Mar. 2024	—	—	—	—	250	—
Total PPL Electric Credit Facilities		$650	$—	$188	$462	$250	$146

LG&E
Syndicated Credit Facility	Dec. 2027	$500	$—	$—	$500	$—	$180
Term Loan Credit Facility	Jul. 2024	—	—	—	—	300	—
Total LG&E Credit Facilities		$500	$—	$—	$500	$300	$180

KU
Syndicated Credit Facility	Dec. 2027	$400	$—	$25	$375	$—	$101
Term Loan Credit Facility	Jul. 2024	—	—	—	—	300	—
Total KU Credit Facilities		$400	$—	$25	$375	$300	$101

(a)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(b)Includes a $250 million borrowing sublimit for RIE and a $1 billion sublimit for PPL Capital Funding. At September 30, 2023, PPL Capital Funding had no commercial paper outstanding and RIE had $75 million of commercial paper outstanding. RIE's obligations under the facility are not guaranteed by PPL.
(c)Commercial paper issued reflects the undiscounted face value of the issuance.

(PPL)

In March 2023, RIE was added as an authorized borrower under the PPL Capital Funding syndicated credit facility. At September 30, 2023, RIE’s borrowing limit under the facility was set at $250 million and PPL Capital Funding's borrowing limit was set at $1 billion. At September 30, 2023, PPL Capital Funding had no commercial paper outstanding and RIE had $75 million of commercial paper outstanding.

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

(All Registrants)

PPL Capital Funding, RIE, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	September 30, 2023				December 31, 2022
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances (c)	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances (c)
PPL Capital Funding (a) (b)		$1,350	$—	$1,350	4.84%	$561
RIE (b)	5.49%	400	75	325		—
PPL Electric	5.47%	650	187	463	4.74%	145
LG&E		500	—	500	4.94%	180
KU	5.45%	400	25	375	4.90%	101
Total		$3,300	$287	$3,013		$987

(a)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(b)Issuances under the PPL Capital Funding and RIE commercial paper programs are supported by the PPL Capital Funding syndicated credit facility, which has a total capacity of $1.25 billion and under which they are both borrowers. PPL Capital Funding’s Commercial paper program is also backed by a separate bilateral credit facility for $100 million. The PPL Capital Funding syndicated credit facility includes a borrowing sublimit for RIE, which is currently set at $250 million with the remaining $1 billion allocated to PPL Capital Funding. RIE's obligations under the facility are not guaranteed by PPL. The sublimits of each borrower may be decreased or increased at the borrowers’ option up to a prescribed amount such that all borrowings under the syndicated credit facility cannot exceed the size of the credit facility of $1.25 billion.
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

Dividends

In August 2023, PPL declared a quarterly cash dividend on its common stock, payable October 2, 2023, of 24.0 cents per share (equivalent to 96.0 cents per annum).

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

In connection with the Acquisition, National Grid USA Service Company, Inc., National Grid USA and Narragansett Electric have entered into a transition services agreement (TSA), pursuant to which National Grid has agreed to provide certain transition services to Narragansett Electric to facilitate the transition of the operation of Narragansett Electric to PPL following the Acquisition, as agreed upon in the Narragansett share purchase agreement. The TSA is for an initial two-year term and is subject to extension as necessary to complete the successful transition. TSA costs of $59 million and $179 million were incurred during the three and nine months ended September 30, 2023.

Commitments to the Rhode Island Division of Public Utilities and Carriers and the Attorney General of the State of Rhode Island

As a condition to the Acquisition, PPL made certain commitments to the Rhode Island Division of Public Utilities and Carriers and the Attorney General of the State of Rhode Island. See Note 9 in PPL's 2022 Form 10-K for a complete listing of those commitments. PPL incurred the following expenses related to some of the remaining commitments for the three and nine months ended September 30, 2023:

•RIE will forgo potential recovery of any and all transition costs which includes (1) the installation of certain information technology systems; (2) modification and enhancements to physical facilities in Rhode Island; and (3) incurring costs related to severance payments, communications and branding changes, and other transition related costs. These costs, which are being expensed as incurred, were $69 million and $193 million for the three and nine months ended September 30, 2023.
•RIE will not seek to recover in rates any markup charged by National Grid USA and/or its affiliates under the TSA which were $2 million and $6 million for the three and nine months ended September 30, 2023.

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

During the nine months ended September 30, 2023, the allocation of the purchase price to the assets acquired and liabilities assumed recorded in PPL's Consolidated Balance Sheet was adjusted, resulting in a net decrease to goodwill of $1 million. The one-year measurement period and the allocation of the purchase price was completed during the second quarter of 2023. Total goodwill resulting from the acquisition was $1,585 million. PPL has elected to not reflect the effects of purchase accounting in the separate financial statements of RIE or PPL's Rhode Island Regulated segment. Accordingly, the Rhode Island Regulated segment includes $725 million of acquired legacy goodwill. The remaining excess purchase price of $860 million is included in PPL's Corporate and Other category for segment reporting purposes.

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

Final closing adjustments were substantially completed in the first quarter of 2023, resulting in an increase to the loss on sale of $6 million ($5 million net of tax), which was recorded in "Other operation and maintenance" on the Statements of Income for the nine months ended September 30, 2023. An impairment charge of $67 million ($50 million net of tax benefit) was recorded in "Other operation and maintenance" on the Statements of Income for the three and nine months ended September 30, 2022.

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

	Pension Benefits
	Three Months		Nine Months
	2023	2022	2023	2022
PPL
Service cost	$8	$11	$25	$36
Interest cost	47	33	141	95
Expected return on plan assets	(77)	(62)	(232)	(189)
Amortization of:
Prior service cost	2	2	5	6
Actuarial loss	1	11	2	40
Net periodic defined benefit costs (credits) before settlements	(19)	(5)	(59)	(12)
Settlements (a)	—	7	—	19
Net periodic defined benefit costs (credits)	$(19)	$2	$(59)	$7

(a)Due to the amount of lump sum payment distributions from the LKE qualified pension plan, settlement charges were incurred during the three and nine months ended, September 30, 2022. In accordance with existing regulatory accounting treatment, LG&E and KU have primarily maintained the settlement charge in regulatory assets to be amortized over 15 years.

	Other Postretirement Benefits
	Three Months		Nine Months
	2023	2022	2023	2022
PPL
Service cost	$1	$1	$4	$4
Interest cost	8	3	23	11
Expected return on plan assets	(7)	(5)	(22)	(17)
Amortization of:
Prior service cost	—	—	1	1
Actuarial loss	(1)	—	(4)	(2)
Net periodic defined benefit costs (credits)	$1	$(1)	$2	$(3)

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

10. Commitments and Contingencies

Long-term Contracts for Renewable Energy (PPL)

In July 2022, Rhode Island passed an amendment to the Affordable Clean Energy Security Act (ACES) that required RIE to issue a request for proposals (RFP) for at least 600 MW but no greater than 1,000 MW of newly developed offshore wind capacity no later than October 15, 2022. The RFP was issued on October 14, 2022, following a public comment period, and subsequently revised on November 7, 2022. On March 17, 2023, RIE announced that it will evaluate a joint proposal from Orsted and Eversource to develop 884 MW of offshore wind, which was the sole response to RIE’s RFP. On July 18, 2023, RIE announced it would not be proceeding with conditional selection of the bid because it did not meet the terms of the ACES statute. RIE filed its supporting documentation with the RIPUC on September 27, 2023. The RIPUC is required to issue its Order within 90 days of that filing.

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

A hearing on Riverstone’s motion for summary judgment occurred on August 24, 2023. The court ordered supplemental briefing from each party following the hearing. Defendants filed a second partial motion for summary judgment based on a safe harbor provision in the bankruptcy code on September 29, 2023, and that motion is set for hearing on December 19, 2023. Trial is set to begin on February 7, 2024, in Houston.

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

E.W. Brown Environmental Assessment (PPL and KU)

KU is undertaking extensive remedial measures at the E.W. Brown plant including closure of the former ash pond, implementation of a groundwater remedial action plan and performance of a corrective action plan including aquatic study of adjacent surface waters and risk assessment. The aquatic study and risk assessment are being undertaken pursuant to a 2017 agreed Order with the Kentucky Energy and Environment Cabinet (KEEC). KU conducted sampling of Herrington Lake in 2017 and 2018. In June 2019, KU submitted to the KEEC the required aquatic study and risk assessment, conducted by an independent third-party consultant, finding that discharges from the E.W. Brown plant have not had any significant impact on Herrington Lake and that the water in the lake is safe for recreational use and meets safe drinking water standards. On May 31, 2021, the KEEC approved the report and released a response to public comments. On August 6, 2021, KU submitted a Supplemental Remedial Alternatives Analysis report to the KEEC that outlines proposed additional fish, water, and sediment testing. On February 18, 2022, the KEEC provided approval to KU to proceed with the proposed sampling, which commenced in the spring of 2022. On November 17, 2022, KU submitted a Supplemental Performance Monitoring Report to the KEEC finding that there are no significant unaddressed risks to human health or the environment at the plant. KU revised the Supplemental Performance Monitoring Report on June 8, 2023 in response to KEEC comments from April 24, 2023. On September 1, 2023, the KEEC requested KU to propose additional monitoring or remedial measures. Discussions between KU and the KEEC are ongoing.

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

As of September 30, 2023 and December 31, 2022, PPL Electric had a recorded liability of $11 million, representing its best estimate of the probable loss incurred to remediate the sites identified above.

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

As of September 30, 2023 and December 31, 2022, PPL had a recorded liability of $100 million, representing its best estimate of the remaining costs of RIE's environmental remediation activities. These undiscounted costs are expected to be incurred over approximately 30 years and generally to be subject to rate recovery. However, remediation costs for each site may be materially higher than estimated, depending on changing technologies and regulatory standards, selected end uses for each site, and actual environmental conditions encountered. RIE has recovered amounts from certain insurers and potentially responsible parties, and, where appropriate, may seek additional recovery from other insurers and from other potentially responsible parties, but it is uncertain whether, and to what extent, such efforts will be successful.

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

(All Registrants)

The table below details guarantees provided as of September 30, 2023. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The Registrants believe the probability of expected payment/performance under each of these guarantees is remote, except for the guarantees and indemnifications related to the sale of Safari Holdings, which PPL believes are reasonably possible but not probable of occurring. For reporting purposes, on a consolidated basis, the guarantees of PPL include the guarantees of its subsidiary Registrants.

	Exposure at September 30, 2023		Expiration Date
PPL
Indemnifications related to certain tax liabilities related to the sale of the U.K. utility business	£50	(a)	2028
PPL guarantee of Safari payment obligations under certain sale/leaseback financing transactions related to the sale of Safari Holdings	$129	(b)	2028
PPL guarantee of Safari payment obligations under certain PPAs related to the sale of Safari Holdings	33	(c)
Indemnifications for losses suffered related to items not covered by Aspen Power's representation and warranty insurance associated with the sale of Safari Holdings	140	(d)	2028
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(e)

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
(e)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement, and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. PPL's proportionate share of OVEC's outstanding debt was $88 million at September 30, 2023, consisting of LG&E's share of $61 million and KU's share of $27 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 14 in PPL's, LG&E's and KU's 2022 Form 10-K for additional information on the OVEC power purchase contract.

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

Risks and Uncertainties

Labor Union Agreement (PPL and LG&E)

LG&E and the IBEW local currently operate under a three-year collective bargaining agreement, which expires on November 10, 2023. The agreement covers approximately 600 employees. The parties commenced negotiations regarding a new collective bargaining agreement on October 16, 2023. PPL and LG&E cannot predict the outcome of this matter, including any future negotiations, agreements or other developments.

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

	Three Months		Nine Months
	2023	2022	2023	2022
PPL Electric from PPL Services	$52	$51	$166	$172
LG&E from LKS	25	34	85	114
LG&E from PPL Services	10	—	30	—
KU from LKS	35	39	110	125
KU from PPL Services	11	—	33	—

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

Intercompany Borrowings

(PPL Electric)

CEP Reserves maintains a $500 million revolving line of credit with a PPL Electric subsidiary. At September 30, 2023 and December 31, 2022, CEP Reserves had no borrowings outstanding. The interest rates on borrowings are equal to an adjusted one-month SOFR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the applicable Income Statements.

(LG&E and KU)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to the difference between LG&E's FERC borrowing limit and LG&E's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At September 30, 2023, LG&E's money pool unused capacity was $744 million. At September 30, 2023, LG&E had borrowings outstanding from KU and/or LKE of $6 million. These balances are reflected in "Notes payable to affiliates" on the LG&E Balance Sheets. At December 31, 2022, LG&E had no borrowings outstanding from KU and/or LKE.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to the difference between KU's FERC borrowing limit and KU's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At September 30, 2023, KU's money pool unused capacity was $604 million. At September 30, 2023, KU had borrowings outstanding from LG&E and/or LKE of $21 million. These balances are reflected in "Notes payable to affiliates" on the KU Balance Sheets. At December 31, 2022, KU had no borrowings outstanding from LG&E and/or LKE.

VEBA Funds Receivable (PPL Electric)

In 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay medical claims of active bargaining unit employees. Based on PPL Electric's participation in PPL’s Other Postretirement Benefit plan, PPL Electric was allocated a portion of the excess funds from PPL Services. These funds have been recorded as an intercompany receivable on PPL Electric's Balance Sheets. The receivable balance decreases as PPL Electric pays incurred medical claims and is reimbursed by PPL Services. There was no intercompany receivable balance associated with these funds as of September 30, 2023, which would be reflected in "Accounts receivable from affiliates" on the PPL Electric Balance Sheets. The intercompany receivable balance associated with these funds was immaterial as of December 31, 2022.

12. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended September 30, were:

	Three Months		Nine Months
	2023	2022	2023	2022
Defined benefit plans - non-service credits (Note 9)	$13	$7	$30	$27
Interest income (expense)	4	—	22	(2)
AFUDC - equity component	7	8	21	17
Charitable contributions	(1)	(1)	(3)	(2)
Miscellaneous (a)	(7)	(4)	(19)	(4)
Other Income (Expense) - net	$16	$10	$51	$36

(a)Includes legal expenses incurred and insurance reimbursements received related to litigation with a former affiliate, Talen Montana. See Note 10 for additional information.

(PPL Electric)

The details of "Other Income (Expense) - net" for the periods ended September 30, were:

	Three Months		Nine Months
	2023	2022	2023	2022
Defined benefit plans - non-service credits (Note 9)	$5	$4	$15	$12
Interest income	1	1	6	1
AFUDC - equity component	4	4	12	12
Charitable contributions	—	—	(2)	(2)
Miscellaneous	(2)	(3)	(2)	(4)
Other Income (Expense) - net	$8	$6	$29	$19

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	September 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$353	$353	$—	$—	$356	$356	$—	$—
Restricted cash and cash equivalents (a)	1	1	—	—	1	1	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	354	354	—	—	357	357	—	—
Special use funds (a):
Money market fund	1	1	—	—	1	1	—	—
Commingled debt fund measured at NAV (c)	10	—	—	—	13	—	—	—
Commingled equity fund measured at NAV (c)	9	—	—	—	11	—	—	—
Total special use funds	20	1	—	—	25	1	—	—
Price risk management assets (d):
Gas contracts	—	—	—	—	25	—	25	—
Total assets	$374	$355	$—	$—	$407	$358	$25	$—

Liabilities
Price risk management liabilities (d):
Interest rate swaps	$3	$—	$3	$—	$7	$—	$7	$—
Gas contracts	34	—	23	11	66	—	10	56
Total price risk management liabilities	$37	$—	$26	$11	$73	$—	$17	$56

PPL Electric
Assets
Cash and cash equivalents	$56	$56	$—	$—	$25	$25	$—	$—
Total assets	$56	$56	$—	$—	$25	$25	$—	$—

LG&E
Assets
Cash and cash equivalents	$8	$8	$—	$—	$93	$93	$—	$—
Total assets	$8	$8	$—	$—	$93	$93	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$3	$—	$3	$—	$7	$—	$7	$—
Total price risk management liabilities	$3	$—	$3	$—	$7	$—	$7	$—

KU
Assets
Cash and cash equivalents	$8	$8	$—	$—	$21	$21	$—	$—
Total assets	$8	$8	$—	$—	$21	$21	$—	$—

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

A reconciliation of net liabilities classified as Level 3 for the nine months ended September 30 is as follows:

Gas Contracts
2023
Balance at beginning of period	$56
Purchases	11
Settlements	(56)
Balance at end of period	$11

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

	September 30, 2023		December 31, 2022
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$14,575	$13,027	$13,243	$12,239
PPL Electric	4,656	4,185	4,486	4,259
LG&E	2,404	2,150	2,307	2,128
KU	3,004	2,594	2,920	2,616

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

PPL, LG&E and KU had no obligation to return or post cash collateral under master netting arrangements at September 30, 2023 and December 31, 2022.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL had no such contracts at September 30, 2023.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three and nine months ended September 30, 2023 and 2022, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At September 30, 2023, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At September 30, 2023, LG&E held contracts with a notional amount of $64 million that mature in 2033.

Commodity Price Risk (PPL)

Economic Activity

RIE enters into derivative contracts that economically hedge natural gas purchases. Realized gains and losses from the derivatives are recoverable through regulated rates, therefore subsequent changes in fair value are included in regulatory assets or liabilities until they are realized as purchased gas. Realized gains and losses are recognized in "Energy Purchases" on the Statements of Income upon settlement of the contracts. At September 30, 2023, RIE held contracts with notional volumes of 54 Bcf that range in maturity through 2025.
Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts include certain full requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps and certain RIE commodity gas contracts that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at September 30, 2023 and December 31, 2022.

See Note 1 in each Registrant's 2022 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	September 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities:
Interest rate swaps (a)	$—	$—	$—	$1
Gas contracts (a)	—	29	20	62
Total current	—	29	20	63
Noncurrent:
Price Risk Management Assets/Liabilities:
Interest rate swaps (a)	—	3	—	6
Gas contracts (a)	—	5	5	4
Total noncurrent	—	8	5	10
Total derivatives	$—	$37	$25	$73

(a)Current portion is included in "Other current assets" and "Other current liabilities" and noncurrent portion is included in "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets. Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended September 30, 2023.

	Three Months	Nine Months		Three Months	Nine Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$—	$—	Interest expense	$(1)	$(3)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Nine Months
Gas contracts	Energy purchases	$(4)	$(11)
	Other income(expense) -net	(1)	(1)
	Total	$(5)	$(12)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$4	$4
Gas contracts	Regulatory assets - current	(14)	12
	Regulatory assets - noncurrent	2	(5)
	Total	$(8)	$11

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended September 30, 2022.

	Three Months	Nine Months		Three Months	Nine Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$—	$—	Interest expense	$—	$(2)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Nine Months
Interest rate swaps	Interest expense	$—	$1
Gas contracts	Energy purchases	17	26
	Total	$17	$27
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$3	$11

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended September 30, 2023.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months		Nine Months
	Interest Expense	Other Income (Expense) - net	Interest Expense	Other Income (Expense) - net
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$165	$16	$494	$51
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(1)	—	(3)	—

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended September 30, 2022.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months		Nine Months
	Interest Expense	Other Income (Expense) - net	Interest Expense	Other Income (Expense) - net
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$136	$10	$361	$36
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	—	—	(2)	—

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	September 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities:
Interest rate swaps	$—	$—	$—	$1
Total current	—	—	—	1
Noncurrent:
Price Risk Management Assets/Liabilities:
Interest rate swaps	—	3	—	6
Total noncurrent	—	3	—	6
Total derivatives	$—	$3	$—	$7

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended September 30, 2023.

Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Nine Months
Interest rate swaps	Interest expense	$—	$—
Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$4	$4

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
September 30, 2023
Derivatives
PPL	$—	$—	$—	$—	$37	$—	$—	$37
LG&E	—	—	—	—	3	—	—	3

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2022
Derivatives
PPL	$25	$20	$—	$5	$73	$62	$—	$11
LG&E	—	—	—	—	7	—	—	7

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

(PPL)

At September 30, 2023, derivative contracts in a net liability position that contain credit risk-related contingent features was $21 million. The aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade was $22 million.

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

The changes in the carrying amounts of AROs were as follows.

	PPL	LG&E	KU
Balance at December 31, 2022	$177	$86	$82
Accretion	6	3	3
New obligations incurred	2	1	1
Changes in estimated cash flow or settlement date	14	11	5
Obligations settled	(26)	(9)	(17)
Other	(5)	(6)	—
Balance at September 30, 2023	$168	$86	$74

16. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended September 30 were as follows.

	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
		Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
June 30, 2023	$4	$3	$(4)	$(140)	$(137)
Amounts arising during the period	—	—	—	(6)	(6)
Reclassifications from AOCI	1	—	—	—	1
Net OCI during the period	1	—	—	(6)	(5)
September 30, 2023	$5	$3	$(4)	$(146)	$(142)

December 31, 2022	$3	$2	$(5)	$(124)	$(124)
Amounts arising during the period	—	1	—	(21)	(20)
Reclassifications from AOCI	2	—	1	(1)	2
Net OCI during the period	2	1	1	(22)	(18)
September 30, 2023	$5	$3	$(4)	$(146)	$(142)

June 30, 2022	$2	$2	$(6)	$(122)	$(124)
Amounts arising during the period	—	—	—	(10)	(10)
Reclassifications from AOCI	—	—	1	3	4
Net OCI during the period	—	—	1	(7)	(6)
September 30, 2022	$2	$2	$(5)	$(129)	$(130)

December 31, 2021	$1	$—	$(6)	$(152)	$(157)
Amounts arising during the period	—	2	(1)	11	12
Reclassifications from AOCI	1	—	2	12	15
Net OCI during the period	1	2	1	23	27
September 30, 2022	$2	$2	$(5)	$(129)	$(130)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the periods ended September 30.

	Three Months		Nine Months		Affected Line Item on the
Details about AOCI	2023	2022	2023	2022	Statements of Income
Qualifying derivatives
Interest rate swaps	$(1)	$—	$(3)	$(2)	Interest Expense
Total Pre-tax	(1)	—	(3)	(2)
Income Taxes	—	—	1	1
Total After-tax	(1)	—	(2)	(1)

Defined benefit plans
Prior service costs (a)	—	(2)	(1)	(3)
Net actuarial loss (a)	(1)	(5)	1	(17)
Total Pre-tax	(1)	(7)	—	(20)
Income Taxes	1	3	—	6
Total After-tax	—	(4)	—	(14)

Total reclassifications during the period	$(1)	$(4)	$(2)	$(15)

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

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2023 with the same periods in 2022. The PPL "Results of Operations" also includes "Segment Earnings" which provides a detailed analysis of earnings by reportable segment. These discussions include the non-GAAP financial measure, "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

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

Financial and Operational Developments

IRS Revenue Procedure 2023-15 (PPL and LG&E)

On April 14, 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. PPL and LG&E are currently reviewing the revenue procedure to determine what impact the guidance may have on their financial statements.

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

The KPSC accepted the CPCN filing as of January 6, 2023. On March 24, 2023, Kentucky Senate Bill 4 (SB 4) went into effect, which requires KPSC approval of fossil fuel-fired electric generating unit retirements in the state. On May 10, 2023, LG&E and KU filed an application with the KPSC seeking approval of the retirement of seven fossil fuel-fired generating units as required by the recently enacted SB 4. On May 16, 2023, the KPSC entered an Order consolidating the SB 4 filing proceeding into the CPCN case. On August 29, 2023, a hearing with the KPSC and all parties concluded, and all post-hearing briefs have been filed. The KPSC has indicated its intention to issue an order on all issues by November 6, 2023. PPL, LG&E and KU cannot predict the outcome of these matters.

Kentucky March 2023 Storm

On March 3, 2023, LG&E and KU experienced significant windstorm activity in their service territories, resulting in substantial damage to certain of LG&E's and KU's assets with total costs incurred through September 30, 2023 of $75 million ($33 million at LG&E and $42 million at KU). On March 17, 2023, LG&E and KU submitted a filing with the KPSC requesting regulatory asset treatment of the extraordinary operations and maintenance expenses portion of the costs incurred related to the windstorm. On April 5, 2023, the KPSC issued an order approving the request for accounting purposes, noting that approval for recovery would be determined in LG&E’s and KU’s next base rate cases. As of September 30, 2023, LG&E and KU recorded regulatory assets related to the storm of $8 million and $11 million.

FERC Transmission Rate Filing

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going waivers and credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the D.C. Circuit Court of Appeals regarding the FERC's orders on the elimination of the mitigation and required transition mechanism. In August 2022, the D.C. Circuit Court of Appeals issued an order remanding the proceedings back to the FERC. On May 18, 2023, the FERC issued an order on remand reversing its 2019 decision and requiring LG&E and KU to refund credits previously withheld, including under such transition mechanism. LG&E and KU requested and received an extension of time to process refunds until December 2023. LG&E and KU filed a request for rehearing of the May 18, 2023 order, which was denied by operation of law on July 17, 2023. LG&E and KU filed petition for review of FERC's May 18, 2023 order with the D.C. Circuit Court of Appeals on July 28, 2023. The FERC has indicated in its filings before the D.C. Circuit Court of Appeals that it intends to issue a substantive order on rehearing before November 13, 2023. The D.C. Circuit Court of Appeals will likely set the procedural schedule soon after FERC files the certified index to the record in mid-November 2023. LG&E and KU recorded regulatory liabilities of $3 million and $9 million related to potential refunds resulting from the FERC’s May 18, 2023 order. LG&E and KU cannot predict the ultimate outcome of the proceedings or any other post decision process but do not expect the annual impact to have a material effect on their operations or financial condition. LG&E and KU currently receive recovery of certain waivers and credits provided primarily through base rates with increases associated with the FERC's May 18, 2023 order expected to be primarily subject to base rate recovery in future rate proceedings.

(PPL)

Advanced Metering Functionality (AMF)

In 2021, RIE filed its Updated AMF Business Case and Grid Modernization Plan (GMP) with the RIPUC in accordance with the ASA, and which, among other things, sought approval to deploy smart meters throughout the service territory. In 2021, the RIPUC stayed the AMF and GMP proceedings pending further consideration following the issuance of a final Order by the Rhode Island Division of Public Utilities and Carriers on the acquisition of RIE. RIE filed notice of withdrawal of the original Updated AMF Business Case and GMP with the RIPUC, and in November 2022 filed a new AMF Business Case with the RIPUC. The new AMF Business Case filing consists of a detailed proposal for full-scale deployment of AMF across its electric service territory. The proposal will enable significant customer and grid benefits in line with the state’s climate mandates. In its filing, RIE estimated that the proposed program would cost $188 million on a net present value (NPV) basis and provide benefits of $729 million NPV over the 20-year project life, yielding a benefit-cost ratio of 3.9x. RIE believes AMF is a foundational technology that is a necessary first step to transforming Rhode Island’s electric distribution system.

On September 27, 2023, the RIPUC unanimously approved RIE to deploy an AMF-based metering system for the electric distribution business. RIE is authorized to seek recovery of the approved capital investment through the ISR process with an overall multi-year cap on recovery at approximately $153 million, subject to certain terms, conditions and limitations with respect to the potential offsets and recoverability of certain costs. RIE is required to continue spending, even if above the recovery cap, until it achieves the functionalities outlined in the AMF Business Case. RIE is required to file with the RIPUC (i) by December 27, 2023, an updated electric Service Quality Plan for RIPUC review and approval, and (ii) additional tariff provisions regarding recovery and plans that address certain programs related to AMF.

FY 2024 Gas Infrastructure, Safety and Reliability (ISR) Plan

On December 23, 2022, RIE filed its FY 2024 Gas ISR Plan with the RIPUC. At its January 20, 2023 Open Meeting, the RIPUC directed RIE to file supplemental budget and rate schedules to reflect an April 1 to March 31 fiscal year. The supplemental budget that was filed with the RIPUC on January 27, 2023 includes $187 million of capital investment spend. The supplemental rate schedules were filed on February 3, 2023. RIE and the Rhode Island Division of Public Utilities and Carriers reached an agreement on an approximately $171 million capital investment spending plan, and RIE filed a second supplemental budget on March 13, 2023. The RIPUC held a hearing on the plan on March 14, 2023. At an Open Meeting on March 29, 2023, the RIPUC approved the plan with an adjustment to the budget for the Proactive Main Replacement Program category resulting in a total approved FY 2024 Gas ISR Plan of $163 million for capital investment spend. On March 31, 2023, the RIPUC approved RIE's March 30, 2023 compliance filing for rates effective April 1, 2023. The RIPUC continues to consider the appropriate rate recovery treatment of projects not covered by an ISR plan for the applicable fiscal year, and additional definitions and procedures that may be implemented related to the ISR plan review and approval process starting with the FY 2025 ISR Plan. A new docket will be opened to address this matter with the goal of implementing changes for the FY 2025 ISR Plan. RIE cannot predict the outcome of these matters.

FY 2024 Electric ISR Plan

On December 23, 2022, RIE filed its FY 2024 Electric ISR Plan with the RIPUC. At its January 20, 2023 Open Meeting, the RIPUC directed RIE to file supplemental budget and rate schedules to reflect an April 1 to March 31 fiscal year. The supplemental budget filed with the RIPUC on January 27, 2023 includes $176 million of capital investment spend, $14 million of vegetation operations and management (O&M) spend and $3 million of Other O&M spend. The supplemental rate schedules were filed on February 3, 2023. RIE filed second supplemental budget schedules on March 21, 2023, which includes $166 million of capital investment spend, $14 million of vegetation management O&M spend and $1 million of Other O&M spend. The RIPUC held hearings in March 2023, and on March 29, 2023, approved the plan with modifications to the proposed capital investment spend, resulting in a total approved FY 2024 Electric ISR Plan of $112 million for capital investment spend, $14 million for vegetation management O&M spend, and $1 million for Other O&M spend. On March 31, 2023, the RIPUC approved RIE's March 30, 2023 compliance filing for rates effective April 1, 2023. The RIPUC continues to consider the appropriate rate recovery treatment of projects not covered by an ISR plan for the applicable fiscal year, and additional definitions and procedures that may be implemented related to the ISR plan review and approval process. A new docket has been opened to address this matter with the goal of implementing changes for the FY 2025 ISR Plan. RIE cannot predict the outcome of these matters.

Labor Union Agreements

(PPL and KU)

In July 2023, KU and the United Steelworkers of America local ratified a five-year labor agreement through August 2028. The agreement covers approximately 45 employees. The terms of the new labor agreement are not expected to have a significant impact on the financial results of KU.

In August 2023, KU and the IBEW local failed to reach agreement on an annual wage reopener under their existing labor agreement which expires in August 2024. The agreement covers approximately 60 employees. The parties are currently operating under the terms of a general wage increase unilaterally implemented by KU. The IBEW local has filed certain unfair labor practice claims with the U.S. Department of Labor and approved a strike authorization vote. PPL and KU cannot predict the outcome of the matter, including any future negotiations, agreements or other developments.

(PPL and LG&E)

LG&E and the IBEW local currently operate under a three-year collective bargaining agreement, which expires on November 10, 2023. The agreement covers approximately 600 employees. The parties commenced negotiations regarding a new collective bargaining agreement on October 16, 2023. PPL and LG&E cannot predict the outcome of this matter, including any future negotiations, agreements or other developments.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2023 with the same periods in 2022. The "Segment Earnings" discussion provides a review of results by reportable segment. These discussions include the non-GAAP financial measure, "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

(PPL Electric, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2023 with the same periods in 2022.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis and Segment Earnings

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2023	2022	$ Change	2023	2022	$ Change
Operating Revenues	$2,043	$2,134	$(91)	$6,281	$5,612	$669

Operating Expenses
Operation
Fuel	199	267	(68)	567	708	(141)
Energy purchases	356	436	(80)	1,430	1,093	337
Other operation and maintenance	637	678	(41)	1,805	1,671	134
Depreciation	314	312	2	940	872	68
Taxes, other than income	100	100	—	299	230	69
Total Operating Expenses	1,606	1,793	(187)	5,041	4,574	467
Other Income (Expense) - net	16	10	6	51	36	15
Interest Expense	165	136	29	494	361	133
Income Before Income Taxes	288	215	73	797	713	84
Income Taxes	58	41	17	170	147	23
Net Income	$230	$174	$56	$627	$566	$61

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
PPL Electric distribution price (a)	$23	$63
PPL Electric distribution volume (b)	(6)	(53)
PPL Electric PLR (c)	(65)	33
PPL Electric transmission formula rate (d)	20	37
LG&E volumes (b)	(3)	(33)
LG&E fuel and other energy purchases (e)	(37)	(88)
LG&E economic relief billing credit, net of amortization of $0	—	12
KU volumes (b)	(3)	(49)
KU fuel and other energy purchases (e)	(43)	(81)
KU economic relief billing credit, net of amortization of $0	—	5
Acquisition of RIE (f)	—	814
RIE customer bill credits	50	50
RIE electric last resort service	(20)	(20)
Other	(7)	(21)
Total	$(91)	$669

(a)The increases were primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)The decreases were primarily due to milder weather, along with other lower usage in 2023 at PPL Electric.
(c)The increase for the nine month period was primarily the result of higher energy prices, partially offset by less PLR customers, lower customer volumes due to weather and other lower usage.
(d)The increases were primarily due to the point to point border rate settlement variance and returns on additional transmission capital investments, partially offset by a lower PPL zonal peak load billing factor in 2023.
(e)The decreases were primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs and volumes.
(f)The increase is primarily due to the results for the nine months ended September 30, 2023 including a full nine months of RIE operations compared to the comparable period in 2022 which includes only operations beginning on the acquisition date of May 25, 2022.

Fuel

Fuel decreased $68 million for the three months ended September 30, 2023 compared with 2022, primarily due to a decrease in commodity costs of $21 million at LG&E and $42 million at KU.

Fuel decreased $141 million for the nine months ended September 30, 2023 compared with 2022, primarily due to a decrease in commodity costs of $32 million at LG&E and $62 million at KU and a decrease in volumes due to weather of $16 million at LG&E and $32 million at KU.

Energy Purchases

Energy purchases decreased $80 million for the three months ended September 30, 2023 compared with 2022, primarily due to lower PLR volumes of $49 million and lower PLR prices of $24 million at PPL Electric, a decrease in commodity costs at LG&E of $11 million and a decrease in commodity costs of $9 million at RIE, partially offset by higher alternative energy credits prices of $13 million at PPL Electric.

Energy purchases increased $337 million for the nine months ended September 30, 2023 compared with 2022, primarily due to higher PLR prices of $137 million and higher alternative energy credits prices of $22 million at PPL Electric and an additional $347 million primarily due to the results for the nine months ended September 30, 2023 including a full nine months of RIE operations compared to the comparable period in 2022 which includes only operations beginning on the acquisition date of May 25, 2022, partially offset by lower PLR volumes of $126 million at PPL Electric, a decrease in commodity costs at LG&E of $20 million and a decrease in volumes due to weather at LG&E of $19 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Nine Months
PPL Electric storm costs	$9	$5
PPL Electric vegetation management expenses	—	(6)
PPL Electric support costs	8	14
PPL Electric bad debts	3	14
PPL Electric universal service programs	—	(5)
PPL Electric IT cloud amortization costs	7	20
LG&E plant operations and maintenance expenses	(4)	(12)
LG&E transmission credits	—	3
LG&E vegetation management expenses	(1)	(5)
KU plant operations and maintenance	(6)	(6)
KU generation outage expenses	(1)	(7)
KU transmission credits	1	9
KU vegetation management expenses	(5)	(9)
Acquisition of RIE (a)	—	185
Sale of Safari Holdings (b)	(67)	(61)
Transition costs associated with RIE	28	51
Transaction costs associated with RIE	—	(18)
Other	(13)	(38)
Total	$(41)	$134

(a)The increase is primarily due to the results for the nine months ended September 30, 2023 including a full nine months of RIE operations compared to the comparable period in 2022 which includes only operations beginning on the acquisition date of May 25, 2022.
(b)See Note 8 to the Financial Statements for additional information.

Depreciation

Depreciation increased $68 million for the nine months ended September 30, 2023 compared with 2022, primarily due to the results for the nine months ended September 30, 2023 including a full nine months of RIE operations compared to the comparable period in 2022 which includes only operations beginning on the acquisition date of May 25, 2022.

Taxes, Other Than Income

The increase (decrease) in taxes, other than income was due to:

	Three Months	Nine Months
State gross receipts tax (a)	$(5)	$29
Domestic property tax expense (a)	6	40
Other	(1)	—
Total	$—	$69

(a)The increase for the nine months ended September 30, 2023 is primarily due to the results for the nine months ended September 30, 2023 including a full nine months of RIE operations compared to the comparable period in 2022 which includes only operations beginning on the acquisition date of May 25, 2022.

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net was due to:

	Three Months	Nine Months
Defined benefit plans - non-service credits (Note 9)	$6	$3
Interest income	4	24
Other (a)	(4)	(12)
Total	$6	$15

(a)See Note 12 to the Financial Statements for additional information.

Interest Expense

The increase (decrease) in interest expense was due to:

	Three Months	Nine Months
Long-term debt (a)	$29	$125
Short-term debt	—	5
Other	—	3
Total	$29	$133

(a)    The increases were primarily due to increased borrowings at LG&E, KU, PPL Electric, and PPL Capital Funding, along with higher rates at LG&E, KU and PPL Capital Funding. See Note 7 to the Financial Statements for additional information. The increase is also due to the results for the nine months ended September 30, 2023 including a full nine months of RIE operations compared to the comparable period in 2022 which includes only operations beginning on the acquisition date of May 25, 2022.

Income Taxes

The increase (decrease) in income taxes was due to:

	Three Months	Nine Months
Change in pre-tax income	$23	$11
Income tax credits (a)	(8)	(8)
Amortization of excess deferred income taxes	(6)	14
State deferred tax rate change	6	5
Other	2	1
Total	$17	$23

(a)    Primarily includes a deferred tax benefit from renewable tax credits that will be acquired at a discount.

Segment Earnings

PPL's Net Income by reportable segment for the periods ended September 30 was as follows:

	Three Months			Nine Months
	2023	2022	$ Change	2023	2022	$ Change
Kentucky Regulated (a)	$175	$164	$11	$432	$465	$(33)
Pennsylvania Regulated	136	143	(7)	384	410	(26)
Rhode Island Regulated	6	(26)	32	70	(55)	125
Corporate and Other (a)(b)	(87)	(107)	20	(259)	(254)	(5)
Net Income	$230	$174	$56	$627	$566	$61

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
• Significant losses on early extinguishment of debt.
• Other charges or credits that are, in management's view, non-recurring or otherwise not reflective of the company's ongoing operations.

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended September 30 were as follows:

	Three Months			Nine Months
	2023	2022	$ Change	2023	2022	$ Change
Kentucky Regulated (a)	$175	$166	$9	$438	$473	$(35)
Pennsylvania Regulated	145	134	11	399	401	(2)
Rhode Island Regulated	22	28	(6)	116	37	79
Corporate and Other (a)	(25)	(23)	(2)	(69)	(79)	10
Earnings from Ongoing Operations	$317	$305	$12	$884	$832	$52

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

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results.

	Three Months			Nine Months
	2023	2022 (a)	$ Change	2023	2022 (a)	$ Change
Operating revenues	$893	$977	$(84)	$2,631	$2,864	$(233)
Fuel	199	267	(68)	567	708	(141)
Energy purchases	23	35	(12)	141	181	(40)
Other operation and maintenance	199	224	(25)	625	683	(58)
Depreciation	174	171	3	521	513	8
Taxes, other than income	24	23	1	70	69	1
Total operating expenses	619	720	(101)	1,924	2,154	(230)
Other Income (Expense) - net	3	2	1	9	8	1
Interest Expense	59	53	6	176	149	27
Income Taxes	43	42	1	108	104	4
Net Income	175	164	11	432	465	(33)
Less: Special Items	—	(2)	2	(6)	(8)	2
Earnings from Ongoing Operations	$175	$166	$9	$438	$473	$(35)

(a)The financing activity of LKE is presented in Corporate and Other beginning on January 1, 2023. Prior periods have been adjusted to reflect this change.

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2023	2022	2023	2022
Strategic corporate initiatives, net of tax of $0, $0, $2 (a)	Other operation and maintenance	$—	$(2)	$(1)	$(8)
FERC transmission credit refund, net of tax of $2 (b)	Other operation and maintenance	—	—	(5)	—
Total Special Items		$—	$(2)	$(6)	$(8)

(a)Costs incurred related to PPL's corporate centralization efforts.
(b)Prior period impact related to a FERC refund order. See Note 6 to the Financial Statements for additional information.

The changes in the components of the Kentucky Regulated segment's results between these periods were due to the factors set forth below, which exclude the items that management considers special.

•Lower operating revenues for the three month period primarily due to a $79 million decrease in recoveries of fuel and energy purchases primarily due to lower commodity costs and a $6 million decrease in sales volumes primarily due to weather.

•Lower operating revenues for the nine month period primarily due to a $170 million decrease in recoveries of fuel and energy purchases due to lower commodity costs and lower volumes and an $82 million decrease in sales volumes primarily due to weather, partially offset by a $17 million increase due to the expiration of the economic relief billing credit in June 2022 and other items that were not individually significant.

•Lower fuel expense for the three month period primarily due to a decrease in commodity costs.

•Lower fuel expense for the nine month period primarily due to a $94 million decrease in commodity costs and a $48 million decrease in volumes due to weather.

•Lower energy purchases for the three month period primarily due to a decrease in commodity costs.

•Lower energy purchases for the nine month period primarily due to a $20 million decrease in commodity costs and a $19 million decrease in volumes due to weather.

•Lower operation and maintenance expense for the three month period primarily due to a $10 million decrease in plant operations and maintenance expenses, a $6 million decrease in vegetation management expenses and other items that were not individually significant.

•Lower operation and maintenance expense for the nine month period primarily due to an $18 million decrease in plant operations and maintenance expenses, a $14 million decrease in vegetation management expenses, an $11 million decrease in generation outage expenses and other items that were not individually significant.

•Higher interest expense for the three and nine month periods primarily due to increased borrowings at higher rates.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results.

	Three Months			Nine Months
	2023	2022	$ Change	2023	2022	$ Change
Operating revenues	$737	$766	$(29)	$2,295	$2,217	$78
Energy purchases	226	285	(59)	788	759	29
Other operation and maintenance	151	127	24	454	415	39
Depreciation	99	99	—	297	296	1
Taxes, other than income	36	39	(3)	110	108	2
Total operating expenses	512	550	(38)	1,649	1,578	71
Other Income (Expense) - net	8	7	1	29	24	5
Interest Expense	54	43	11	165	122	43
Income Taxes	43	37	6	126	131	(5)
Net Income	136	143	(7)	384	410	(26)
Less: Special Items	(9)	9	(18)	(15)	9	(24)
Earnings from Ongoing Operations	$145	$134	$11	$399	$401	$(2)

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2023	2022	2023	2022
PA tax rate change (a)	Income Taxes	$—	$9	$1	$9
PPL Electric billing issue, net of tax of $4, $6 (b)	Other operation and maintenance	(8)	—	(14)	—
PPL Electric billing issue, net of tax of $0 (b)	Other Income (Expense) - net	—	—	(1)	—
Strategic corporate initiatives, net of tax of $0, $0 (c)	Other operation and maintenance	(1)	—	(1)	—
Total Special Items		$(9)	$9	$(15)	$9

(a)Impact of Pennsylvania state tax reform. See Note 5 to the Financial Statements for additional information.
(b)Certain expenses related to billing issues. See Note 6 to the Financial Statements for additional information.
(c)Costs incurred related to PPL's corporate centralization efforts.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

•Lower operating revenues for the three month period primarily due to $65 million of lower PLR, partially offset by $23 million of higher distribution prices and $20 million of transmission formula rate impacts.

•Higher operating revenues for the nine month period primarily due to $63 million of higher distribution prices, $37 million of transmission formula rate impacts and $33 million of higher PLR, partially offset by $53 million of lower distribution volumes primarily due to weather and other lower usage in 2023.

•Lower energy purchases for the three month period primarily due to lower PLR volumes of $49 million and lower PLR prices of $24 million, partially offset by higher alternative energy credits prices of $13 million.

•Higher energy purchases for the nine month period primarily due to higher PLR prices of $137 million and higher alternative energy credits prices of $22 million, partially offset by lower PLR volumes of $126 million.

•Higher operation and maintenance expense for the three month period primarily due to $9 million of storm costs and $7 million of higher IT cloud amortization costs, partially offset by other items that were not individually significant.

•Higher operation and maintenance expense for the nine month period primarily due to $20 million of higher IT cloud amortization costs and $6 million of unrecoverable bad debt expense, partially offset by $6 million of lower vegetation management expenses and other items that were not individually significant.

•Higher interest expense for the three and nine month periods primarily due to increased borrowings.

Rhode Island Regulated Segment

The Rhode Island Regulated segment consists primarily of the regulated electricity transmission and distribution operations and regulated distribution and sale of natural gas conducted by RIE.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results.

	Three Months			Nine Months
	2023	2022	$ Change	2023	2022	$ Change (a)
Operating revenues	$413	$384	$29	$1,355	$512	$843
Energy purchases	107	116	(9)	501	154	347
Other operation and maintenance	207	215	(8)	485	308	177
Depreciation	41	38	3	120	53	67
Taxes, other than income	39	39	—	119	53	66
Total operating expenses	394	408	(14)	1,225	568	657
Other Income (Expense) - net	6	5	1	10	7	3
Interest Expense	21	15	6	60	22	38
Income Taxes	(2)	(8)	6	10	(16)	26
Net Income	6	(26)	32	70	(55)	125
Less: Special Items	(16)	(54)	38	(46)	(92)	46
Earnings from Ongoing Operations	$22	$28	$(6)	$116	$37	$79

(a)The increase is primarily due to the results for the nine months ended September 30, 2023 including a full nine months of RIE operations compared to the comparable period in 2022 which includes only operations beginning on the acquisition date of May 25, 2022.

The following after-tax gains (losses), which management considers special items, impacted the Rhode Island Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2023	2022	2023	2022
Acquisition integration, net of tax of $4, $4, $12, $14 (a)	Other operation and maintenance	$(16)	$(14)	$(46)	$(53)
Acquisition integration, net of tax of $0 (a)	Other Income (Expense) - net	—	—	—	1
Acquisition integration, net of tax of $10, $10 (a)	Operating revenues	—	(40)	—	(40)
Total Special Items		$(16)	$(54)	$(46)	$(92)

(a)Includes costs incurred primarily related to certain TSA costs for IT systems that will not be part of PPL’s ongoing operations. 2022 also includes costs for certain commitments made during the acquisition process.

The changes in the components of the Rhode Island Regulated segment's results between the three month period are due to the factors set forth below, which exclude the items that management considers special.

•Lower operating revenues for the three month period primarily due to $20 million of lower electric last resort service and $13 million of lower transmission pass through revenue, partially offset by $13 million of higher FERC transmission revenue.

•Lower energy purchases for the three month period primarily due to a decrease in commodity costs.

•Lower operation and maintenance expense for the three month period primarily due to $13 million of lower pass through transmission costs, partially offset by $9 million of higher labor costs due to the filling of open positions.

•Higher depreciation expense for the three month period primarily due to additions to PP&E, net of retirements.

•Higher interest expense for the three month period primarily due to increased short-term debt.

•Lower income taxes for the three month period primarily due to the change in pre-tax income.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended September 30.

2022 Nine Months

	2023 Three Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income	$175	$136	$6	$(87)	$230
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of $1 (a)	—	—	—	(3)	(3)
Strategic corporate initiatives, net of tax of $0, $1 (b)	—	(1)	—	(3)	(4)
Acquisition integration, net of tax of $4, $15 (c)	—	—	(16)	(55)	(71)
Sale of Safari Holdings, net of tax of ($1) (d)	—	—	—	1	1
PPL Electric billing issue, net of tax of $4 (e)	—	(8)	—	—	(8)
Other non-recurring charges, net of tax of $0 (f)	—	—	—	(2)	(2)
Total Special Items	—	(9)	(16)	(62)	(87)
Earnings from Ongoing Operations	$175	$145	$22	$(25)	$317

(a)PPL incurred legal expenses related to litigation with its former affiliate, Talen Montana. See Note 10 to the Financial Statements for additional information.
(b)Represents costs primarily related to PPL's centralization efforts and other strategic efforts.
(c)Rhode Island Regulated includes costs incurred primarily related to certain TSA costs for IT systems that will not be part of PPL’s ongoing operations. Corporate and Other primarily includes integration and related costs associated with the acquisition of RIE.
(d)Primarily final closing and other related adjustments for the sale of Safari Holdings.
(e)Certain expenses related to billing issues. See Note 6 to the Financial Statements for additional information.
(f)Certain expenses related to distributed energy investments.

	2022 Three Months
	KY Regulated (e)	PA Regulated	RI Regulated	Corporate and Other (e)	Total
Net Income	$164	$143	$(26)	$(107)	$174
Less: Special Items (expense) benefit:
Strategic corporate initiatives, net of tax of $0 (a)	(2)	—	—	—	(2)
Acquisition integration, net of tax of $14, $6 (b)	—	—	(54)	(22)	(76)
Solar panel impairment, net of tax of $0	—	—	—	(1)	(1)
PA tax rate change (c)	—	9	—	(5)	4
Sale of Safari Holdings, net of tax of $19 (d)	—	—	—	(56)	(56)
Total Special Items	(2)	9	(54)	(84)	(131)
Earnings from Ongoing Operations	$166	$134	$28	$(23)	$305

(a)Costs incurred primarily in connection with corporate centralization efforts.
(b)Rhode Island Regulated includes costs incurred primarily related to certain TSA costs for IT systems that will not be part of PPL’s ongoing operations and costs for certain commitments made during the acquisition process. Corporate and Other primarily includes integration and related costs associated with the acquisition of RIE.
(c)Impact of Pennsylvania state tax reform. See Note 5 to the Financial Statements for additional information.
(d)Primarily the estimated loss on the sale of Safari Holdings at September 30, 2022.
(e)The financing activity of LKE is presented in Corporate and Other beginning on January 1, 2023. Prior periods have been adjusted to reflect this change.

	2023 Nine Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income	$432	$384	$70	$(259)	$627
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of $2 (a)	—	—	—	(6)	(6)
Strategic corporate initiatives, net of tax of $0, $0, $2 (b)	(1)	(1)	—	(7)	(9)
Acquisition integration, net of tax of $12, $42 (c)	—	—	(46)	(159)	(205)
PA tax rate change (d)	—	1	—	—	1
Sale of Safari Holdings, net of tax of $1 (e)	—	—	—	(3)	(3)
PPL Electric billing issue, net of tax of $6 (f)	—	(15)	—	—	(15)
FERC transmission credit refund, net of tax of $2 (g)	(5)	—	—	—	(5)
Other non-recurring charges, net of tax of $0 (h)	—	—	—	(15)	(15)
Total Special Items	(6)	(15)	(46)	(190)	(257)
Earnings from Ongoing Operations	$438	$399	$116	$(69)	$884

(a)PPL incurred legal expenses related to litigation with its former affiliate, Talen Montana. See Note 10 to the Financial Statements for additional information.
(b)Represents costs primarily related to PPL's centralization efforts and other strategic efforts.
(c)Rhode Island Regulated includes costs incurred primarily related to certain TSA costs for IT systems that will not be part of PPL’s ongoing operations. Corporate and Other primarily includes integration and related costs associated with the acquisition of RIE.
(d)Impact of Pennsylvania state tax reform. See Note 5 to the Financial Statements for additional information.
(e)Primarily final closing and other related adjustments for the sale of Safari Holdings.
(f)Certain expenses related to billing issues. See Note 6 to the Financial Statements for additional information.
(g)Prior period impact related to a FERC refund order. See Note 6 to the Financial Statements for additional information.
(h)Certain expenses related to distributed energy investments.

	2022 Nine Months
	KY Regulated (f)	PA Regulated	RI Regulated	Corporate and Other (f)	Total
Net Income	$465	$410	$(55)	$(254)	$566
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of ($1) (a)	—	—	—	5	5
Strategic corporate initiatives, net of tax of $2, $4 (b)	(8)	—	—	(15)	(23)
Acquisition integration, net of tax of $24, $28 (c)	—	—	(92)	(104)	(196)
PA tax rate change (d)	—	9	—	(5)	4
Sale of Safari Holdings, net of tax of $19 (e)	—	—	—	(56)	(56)
Total Special Items	(8)	9	(92)	(175)	(266)
Earnings from Ongoing Operations	$473	$401	$37	$(79)	$832

(a)PPL incurred legal expenses and received insurance reimbursement related to litigation with its former affiliate, Talen Montana. See Note 10 to the Financial Statements for additional information.
(b)Costs incurred primarily related to the acquisition of RIE and corporate centralization efforts.
(c)Rhode Island Regulated includes costs incurred primarily related to certain TSA costs for IT systems that will not be part of PPL’s ongoing operations and costs for certain commitments made during the acquisition process. Corporate and Other primarily includes integration and related costs associated with the acquisition of RIE.
(d)Impact of Pennsylvania state tax reform. See Note 5 to the Financial Statements for additional information.
(e)Primarily the estimated loss on the sale of Safari Holdings at September 30, 2022.
(f)The financing activity of LKE is presented in Corporate and Other beginning on January 1, 2023. Prior periods have been adjusted to reflect this change.

PPL Electric: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2023	2022	$ Change	2023	2022	$ Change
Operating Revenues	$737	$766	$(29)	$2,295	$2,217	$78
Operating Expenses
Operation
Energy purchases	226	285	(59)	788	759	29
Other operation and maintenance	151	127	24	454	415	39
Depreciation	99	99	—	297	296	1
Taxes, other than income	36	39	(3)	110	108	2
Total Operating Expenses	512	550	(38)	1,649	1,578	71
Other Income (Expense) - net	8	6	2	29	19	10
Interest Income from Affiliate	—	1	(1)	—	5	(5)
Interest Expense	54	43	11	165	122	43
Income Taxes	43	37	6	126	131	(5)
Net Income	$136	$143	$(7)	$384	$410	$(26)

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
Distribution price (a)	$23	$63
Distribution volume (b)	(6)	(53)
PLR (c)	(65)	33
Transmission formula rate (d)	20	37
Other	(1)	(2)
Total	$(29)	$78

(a)The increases were primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)The decreases were primarily due to milder weather and other lower usage in 2023.
(c)The increase for the nine month period was primarily the result of higher energy prices, partially offset by less PLR customers, lower customer volumes due to weather and other lower usage.
(d)The increases were primarily due to the point to point border rate settlement variance and returns on additional transmission capital investments, partially offset by a lower PPL zonal peak load billing factor in 2023.

Energy Purchases

Energy purchases decreased $59 million for the three months ended September 30, 2023 compared with 2022, primarily due to lower PLR volumes of $49 million and lower PLR prices of $24 million, partially offset by higher alternative energy credits prices of $13 million.

Energy purchases increased $29 million for the nine months ended September 30, 2023 compared with 2022, primarily due to higher PLR prices of $137 million and higher alternative energy credits prices of $22 million, partially offset by lower PLR volumes of $126 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Nine Months
Support costs	$8	$14
IT cloud amortization costs	7	20
Vegetation management costs	—	(6)
Storm costs	9	5
Universal service rider	—	(5)
Bad debts	3	14
Other	(3)	(3)
Total	$24	$39

Interest Expense

Interest expense increased $11 million and $43 million for the three and nine months ended September 30, 2023 compared with the corresponding periods in 2022, primarily due to increased borrowings.

LG&E: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2023	2022	$ Change	2023	2022	$ Change
Operating Revenues
Retail and wholesale	$396	$433	$(37)	$1,204	$1,313	$(109)
Electric revenue from affiliate	2	3	(1)	23	26	(3)
Total Operating Revenues	398	436	(38)	1,227	1,339	(112)
Operating Expenses
Operation
Fuel	70	94	(24)	217	265	(48)
Energy purchases	17	28	(11)	123	162	(39)
Energy purchases from affiliate	8	9	(1)	11	18	(7)
Other operation and maintenance	91	98	(7)	275	301	(26)
Depreciation	76	74	2	227	223	4
Taxes, other than income	12	12	—	36	36	—
Total Operating Expenses	274	315	(41)	889	1,005	(116)
Other Income (Expense) - net	—	—	—	2	3	(1)
Interest Income from Affiliates	1	—	1	1	—	1
Interest Expense	25	23	2	76	64	12
Income Taxes	21	21	—	55	49	6
Net Income	$79	$77	$2	$210	$224	$(14)

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
Fuel and other energy purchases (a)	$(37)	$(90)
Volumes (b)	(3)	(33)
Economic relief billing credit, net of amortization of $0	—	12
Other	2	(1)
Total	$(38)	$(112)

(a)The decreases were primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs and volumes.

(b)The decreases were primarily due to weather.

Fuel

Fuel decreased $24 million for the three months ended September 30, 2023 compared with 2022, primarily due to a decrease in commodity costs.

Fuel decreased $48 million for the nine months ended September 30, 2023 compared with 2022, due to a $32 million decrease in commodity costs and a $16 million decrease in volumes primarily due to weather.

Energy Purchases

Energy purchases decreased $11 million for the three months ended September 30, 2023 compared with 2022, primarily due to a decrease in commodity costs.

Energy purchases decreased $39 million for the nine months ended September 30, 2023 compared with 2022, due to a $20 million decrease in commodity costs and a $19 million decrease in volumes primarily due to weather.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Nine Months
Plant operations and maintenance expense	$(4)	$(12)
Transmission credits	—	3
Generation outage expenses	—	(4)
Vegetation management expense	(1)	(5)
Storm costs	4	4
Other	(6)	(12)
Total	$(7)	$(26)
Interest Expense

Interest expense increased $12 million for the nine months ended September 30, 2023 compared with 2022, primarily due to increased borrowings at higher rates.

KU: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2023	2022	$ Change	2023	2022	$ Change
Operating Revenues
Retail and wholesale	$497	$544	$(47)	$1,428	$1,551	$(123)
Electric revenue from affiliate	8	9	(1)	11	18	(7)
Total Operating Revenues	505	553	(48)	1,439	1,569	(130)
Operating Expenses
Operation
Fuel	129	174	(45)	350	444	(94)
Energy purchases	6	6	—	18	18	—
Energy purchases from affiliate	2	3	(1)	23	26	(3)
Other operation and maintenance	101	115	(14)	327	348	(21)
Depreciation	98	96	2	294	289	5
Taxes, other than income	12	11	1	34	33	1
Total Operating Expenses	348	405	(57)	1,046	1,158	(112)
Other Income (Expense) - net	1	2	(1)	6	6	—
Interest Expense	33	31	2	99	86	13
Interest Expense with Affiliate	—	—	—	1	—	1
Income Taxes	24	24	—	59	63	(4)
Net Income	$101	$95	$6	$240	$268	$(28)

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
Fuel and other energy purchases (a)	$(44)	$(85)
Economic relief billing credit, net of amortization of $0	—	5
Volumes (b)	(3)	(49)
Other	(1)	(1)
Total	$(48)	$(130)

(a)The decreases were primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs and volumes.
(b)The decreases were primarily due to weather.

Fuel

Fuel decreased $45 million for the three months ended September 30, 2023 compared with 2022, primarily due to a decrease in commodity costs.

Fuel decreased $94 million for the nine months ended September 30, 2023 compared with 2022, due to a $62 million decrease in commodity costs and a $32 million decrease in volumes primarily due to weather.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Nine Months
Plant operations and maintenance	$(6)	$(6)
Transmission credits	1	9
Generation outage expenses	(1)	(7)
Vegetation management expenses	(5)	(9)
Storm costs	2	—
Other	(5)	(8)
Total	$(14)	$(21)

Interest Expense

Interest expense increased $13 million for the nine months ended September 30, 2023 compared with the corresponding periods in 2022, primarily due to increased borrowings at higher rates.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL	PPL Electric	LG&E	KU
September 30, 2023
Cash and cash equivalents	$353	$56	$8	$8
Short-term debt	287	187	—	25
Long-term debt due within one year	91	90	—	—
Notes payable to affiliates		—	6	21

December 31, 2022
Cash and cash equivalents	$356	$25	$93	$21
Short-term debt	985	145	179	101
Long-term debt due within one year	354	340	—	13
Notes payable to affiliates		—	—	—

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

	PPL	PPL Electric	LG&E	KU
2023
Operating activities	$1,648	$589	$526	$540
Investing activities	(1,739)	(655)	(277)	(425)
Financing activities	88	97	(334)	(128)
2022
Operating activities	$1,511	$498	$473	$556
Investing activities	(5,186)	(120)	(273)	(397)
Financing activities	407	(377)	(184)	(147)
Change - Cash Provided (Used)
Operating activities	$137	$91	$53	$(16)
Investing activities	3,447	(535)	(4)	(28)
Financing activities	(319)	474	(150)	19

Operating Activities

The components of the change in cash provided by (used in) operating activities for the nine months ended September 30, 2023 compared with 2022 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Net income	$61	$(26)	$(14)	$(28)
Non-cash components	31	(8)	5	(2)
Working capital	146	108	75	30
Defined benefit plan funding	(6)	(5)	1	—
Other operating activities	(95)	22	(14)	(16)
Total	$137	$91	$53	$(16)

(PPL)

PPL's cash provided by operating activities in 2023 increased $137 million compared with 2022.
•Net income increased $61 million between the periods and included an increase in non-cash charges of $31 million. The increase in non-cash charges was primarily due to an increase in depreciation (primarily due to the acquisition of RIE) and an increase in deferred income taxes and investment tax credits (primarily due to the acquisition of RIE), partially offset by an increase in defined benefit plans income (primarily due to a higher expected return) and an impairment of assets held for sale in 2022.

•The $146 million increase in cash from changes in working capital was primarily due to a decrease in unbilled revenues and accounts receivable (primarily due to weather) and an increase in regulatory liabilities (primarily due to prior years' refunds to customers related to the transmission formula rate return on equity reduction), partially offset by a decrease in accounts payable (primarily due to timing of payments).

•The $95 million decrease in cash provided by other operating activities was driven primarily by a decrease in regulatory liabilities (primarily due to the acquisition of RIE).

(PPL Electric)

PPL Electric's cash provided by operating activities in 2023 increased $91 million compared with 2022.
•Net income decreased $26 million between the periods and included a decrease in non-cash components of $8 million. The decrease in non-cash components was primarily due to a decrease in deferred income taxes and investment tax credits (primarily related to a change in state tax rates) and an increase in defined benefit plan income (primarily due to a higher expected return), partially offset by an increase in amortization expense (primarily due an increase in IT projects placed into service).

•The $108 million increase in cash from changes in working capital was primarily due to a decrease in unbilled revenue (primarily due to weather), an increase in regulatory liabilities (primarily due to prior years' refunds to customers related to the transmission formula rate return on equity reduction) and an increase in accrued interest (primarily due to new debt issuances in 2023), partially offset by an increase in accounts receivable (primarily due to pricing) and a decrease in accounts payable (primarily due to timing of payments).

•The $22 million increase in cash provided by other operating activities was driven primarily by other assets (primarily related to an increase in costs associated with work optimization and management projects).

(LG&E)

LG&E's cash provided by operating activities in 2023 increased $53 million compared with 2022.
•Net income decreased $14 million between the periods and included an increase in non-cash components of $5 million. The increase in non-cash components was primarily due to an increase in amortization expense (primarily due to the expiration of the economic relief billing credit in June 2022).

•The $75 million increase in cash from changes in working capital was primarily due to a decrease in accounts receivable and unbilled revenues (primarily due to weather), a decrease in fuel, materials and supplies (primarily due to lower commodity costs), a decrease in net regulatory assets (primarily due to the timing of rate recovery mechanisms), a decrease in accounts receivable from affiliates (primarily due to timing of payments) and an increase in accrued interest (primarily due to higher borrowings), partially offset by a decrease in accounts payable and accounts payable to affiliates (primarily due to timing of payments).

•The $14 million decrease in cash provided by other operating activities was driven by an increase in other assets (primarily related to deferred storm costs recorded as noncurrent regulatory assets).

(KU)

KU's cash provided by operating activities in 2023 decreased $16 million compared with 2022.
•Net income decreased $28 million between the periods and included a decrease in non-cash components of $2 million.

•The $30 million increase in cash from changes in working capital was primarily due to a decrease in accounts receivable and unbilled revenues (primarily due to weather), a decrease in net regulatory assets (primarily due to the timing of rate recovery mechanisms) and an increase in accrued interest (primarily due to higher borrowings), partially offset by a decrease in accounts payable and accounts payable to affiliates (primarily due to timing of payments).

•The $16 million decrease in cash provided by other operating activities was driven by an increase in other assets (primarily related to deferred storm costs recorded as noncurrent regulatory assets).

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities for the nine months ended September 30, 2023 compared with 2022 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Expenditures for PP&E	$(226)	$(32)	$(4)	$(33)
Acquisition of Narragansett Electric, net of cash acquired	3,674	—	—	—
Notes receivable from affiliate	—	(499)	—	—
Other investing activities	(1)	(4)	—	5
Total	$3,447	$(535)	$(4)	$(28)

For PPL, the increase in expenditures for PP&E was due to project expenditures at RIE and an increase in project expenditures at PPL Electric, LG&E and KU. The increase in expenditures at PPL Electric was primarily due to an increase in transmission capital spending projects. The increase in expenditures at KU was primarily due to higher spending on projects related to economic development in its service territory, storm restoration and Advanced Metering Infrastructure projects, partially offset by lower spending on ELG projects and other projects that are not individually significant.

For PPL Electric, the change in "Notes receivable from affiliate" activity resulted from payments received on a short-term note between affiliates in 2022, issued to support general corporate purposes. See Note 11 to the Financial Statements for further discussion of intercompany borrowings.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the nine months ended September 30, 2023 compared with 2022 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$777	$179	$(201)	$(214)
Dividends	94	11	109	109
Capital contributions/distributions, net	—	255	(151)	(90)
Change in short-term debt, net	(1,139)	42	(220)	(76)
Net increase (decrease) in notes payable with affiliate	—	—	316	293
Other financing activities	(51)	(13)	(3)	(3)
Total	$(319)	$474	$(150)	$19

See Note 7 to the Financial Statements in this Form 10-Q for information on 2023 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 8 to the Financial Statements in the Registrants' 2022 Form 10-K for information on 2022 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At September 30, 2023, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities (a)	$1,350	$—	$75	$1,275
PPL Electric Credit Facility	650	—	188	462
LG&E Credit Facilities	500	—	—	500
KU Credit Facilities	400	—	25	375
Total Credit Facilities (b)	$2,900	$—	$288	$2,612

(a)Includes a syndicated credit facility with a $250 million borrowing sublimit for RIE and a $1 billion sublimit for PPL Capital Funding. RIE’s borrowing sublimit is adjustable, at the borrowers’ option, from $0 to $600 million, with the remaining balance of the $1.25 billion available under the facility allocated to PPL Capital Funding. At September 30, 2023, PPL Capital Funding had no commercial paper outstanding and RIE had $75 million of commercial paper outstanding.
(b)The commitments under the credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 9%, PPL Electric - 7%, LG&E - 7% and KU - 7%.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LG&E and KU)

	Committed Capacity	Borrowed	Commercial Paper Issued	Unused Capacity
LG&E Money Pool (a)	$750	$6	$—	$744
KU Money Pool (a)	650	21	25	604

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

Commercial Paper (All Registrants)

The Registrants, and PPL Capital Funding and RIE, maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facility, with PPL Capital Funding and RIE’s issuances supported by PPL Capital Funding’s syndicated credit facility. The following commercial paper programs were in place at September 30, 2023:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding (a)	$1,350	$—	$1,350
Rhode Island Energy (a)	400	75	325
PPL Electric	650	187	463
LG&E	500	—	500
KU	400	25	375
Total PPL	$3,300	$287	$3,013

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

Forecasted Uses of Cash (PPL)

Common Stock Dividends

In August 2023, PPL declared a quarterly common stock dividend, payable October 2, 2023, of 24.0 cents per share. Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

(PPL)

In June 2023, Moody’s assigned RIE's commercial paper a Short-Term Rating of P-2.

In June 2023, S&P assigned RIE's commercial paper a Short-Term Rating of A-2.

Ratings Triggers

(PPL, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, and interest rate instruments, contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL for derivative contracts in a net liability position at September 30, 2023.

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

The following interest rate hedges were outstanding at September 30, 2023.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL and LG&E
Economic hedges
Interest rate swaps (c)	$64	$(3)	$(1)	2033

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at September 30, 2023 is shown below.

10% Adverse Movement in Rates on Fair Value of Debt
PPL	$600
PPL Electric	247
LG&E	96
KU	136

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

Credit Risk

See Notes 13 and14 to the Financial Statements in this Form 10-Q and "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Risk Management - Credit Risk" in the Registrants' 2022 Form 10-K for additional information.

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

The information below represents an update to “Item 1. Business – Environmental Matters” in the Registrants' 2022 Form 10-K.

(PPL, LG&E and KU)

NAAQS

In March 2021, the EPA released final revisions to the Cross-State Air Pollution Rule (CSAPR), aimed at ensuring compliance with the 2008 ozone NAAQS and providing for reductions in ozone season nitrogen oxide emissions for 2021 and subsequent years. Additionally, the EPA reversed its previous approval of the Kentucky State Implementation Plan with respect to these requirements. In March 2023, the EPA Administrator released a final Federal Implementation Plan under the Good Neighbor provisions of the Clean Air Act providing for significant additional nitrogen oxide emission reductions for compliance with the revised 2015 ozone NAAQS. The reductions in Kentucky state-wide nitrogen oxide budgets are scheduled to commence in 2023, with the largest reductions planned for 2026, based on the installation time frame for certain selective catalytic reduction controls, subject to future specific allowance calculations. PPL, LG&E and KU are currently assessing the potential impact of the Good Neighbor Plan revisions on operations. The rules provide for reduced availability of NOx allowances that have historically permitted operational flexibility for fossil units and could potentially result in constraints that may require implementation of additional emission controls or accelerate implementation of lower emission generation technologies. In response to judicial orders that stayed the EPA’s denial of certain state implementation plans, the EPA in July 2023 issued an interim stay of implementation of Good Neighbor Plan requirements for emission sources in several states including Kentucky. Legal challenges to CSAPR and related determinations remain pending. In January 2023, the EPA released a proposed revision to increase the stringency of the current NAAQS for particulate matter. The EPA is continuing review of its previous determinations made in December 2020 to retain the existing NAAQS for ozone without change.

PPL, LG&E, and KU are unable to predict the ultimate outcome of pending litigation or future emission reductions that may be required by future federal rules or state implementation actions. Compliance with the NAAQS, CSAPR, Good Neighbor Plan, and related requirements may require installation of additional pollution controls or other compliance actions, inclusive of retirements, the costs of which PPL, LG&E and KU believe would be subject to rate recovery.

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

Waters of the U.S.

On May 25, 2023, the U.S. Supreme Court issued an opinion in Sackett v. EPA holding that the government’s jurisdiction to regulate wetlands under the Clean Water Act extends to wetlands with a continuous surface connection to bodies that are "waters of the United States." On September 8, 2023, the EPA issued a conforming rule that incorporated the holding of Sackett into federal definitions of waters of the United States. By limiting water bodies that fall within the jurisdiction of the Clean Water Act, the Supreme Court's decision could reduce the number of projects or the scope of project activities subject to federal permitting for wetlands.

New Accounting Guidance (All Registrants)

There has been no new accounting guidance adopted in 2023 and there is no new significant accounting guidance pending adoption as of September 30, 2023.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2023, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the third quarter of 2023 see:

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

On August 8, 2023, Mr. Tadd J. Henninger, Senior Vice President-Finance and Treasurer of PPL, adopted a trading arrangement for the sale of securities of PPL’s common stock (a Rule 10b5-1 Trading Plan) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934. Mr. Henninger’s Rule 10b5-1 Trading Plan, which terminates on the earlier of (i) March 15, 2024 and (ii) the date all trades specified under the plan have been executed or all orders under the plan have expired, provides for the sale of up to 13,330 shares of common stock pursuant to the terms of the plan.

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits has heretofore been filed with the Commission and pursuant to Rule 12(b)-23 are incorporated herein by reference. Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2023, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2023, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	November 2, 2023	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	November 2, 2023	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting and Financial Officer)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	November 2, 2023	/s/ Christopher M. Garrett
Christopher M. Garrett Vice President-Finance and Accounting
(Principal Accounting and Financial Officer)