Form 10-K
period 2023-12-31
PPL Corp; PPL ELECTRIC UTILITIES CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2024-02-16
CIK 922224, 317187, 55387, 60549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2023
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrants included in the filing reflect the correction of an error to previously issued financial statements.

PPL Corporation	☐
PPL Electric Utilities Corporation	☐
Louisville Gas and Electric Company	☐
Kentucky Utilities Company	☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-
based compensation received by any of the registrants' executive officers during the relevant recovery period pursuant to §240.10D-1(b).

PPL Corporation	☐
PPL Electric Utilities Corporation	☐
Louisville Gas and Electric Company	☐
Kentucky Utilities Company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	☐	No	☒
PPL Electric Utilities Corporation	Yes	☐	No	☒
Louisville Gas and Electric Company	Yes	☐	No	☒
Kentucky Utilities Company	Yes	☐	No	☒

As of June 30, 2023, PPL Corporation had 737,085,881 shares of its $0.01 par value Common Stock outstanding. The aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $19,503,292,411. As of January 31, 2024, PPL Corporation had 737,603,408 shares of its $0.01 par value Common Stock outstanding.

As of January 31, 2024, PPL Corporation held all 66,368,056 outstanding common shares, no par value, of PPL Electric Utilities Corporation.

As of January 31, 2024, LG&E and KU Energy LLC held all 21,294,223 outstanding common shares, no par value, of Louisville Gas and Electric Company.

As of January 31, 2024, LG&E and KU Energy LLC held all 37,817,878 outstanding common shares, no par value, of Kentucky Utilities Company.

PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

PPL Corporation has incorporated herein by reference certain sections of PPL Corporation's 2024 Notice of Annual Meeting and Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023 and which will provide the information required by Part III of this Report.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2023

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

IRA - Inflation Reduction Act, a U.S. federal law, which aims to curb inflation by possibly reducing the federal government budget deficit, lowering prescription drug prices, and investing in domestic energy production while promoting clean energy.

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

UWUA - Utility Workers Union of America.

VEBA - Voluntary Employee Beneficiary Association. A tax-exempt trust under the Internal Revenue Code Section 501 (c)(9) used by employers to fund and pay eligible medical, life and similar benefits.

VSCC - Virginia State Corporation Commission, the state agency that has jurisdiction over the regulation of Virginia corporations, including utilities.

WPD - Prior to the sale of the U.K. utility business on June 14, 2021, refers to PPL WPD Investments Limited and its subsidiaries. WPD was included in the sale of the U.K. utility business on June 14, 2021.

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

(THIS PAGE LEFT BLANK INTENTIONALLY.)

Forward-looking Information

Statements contained in this Annual Report concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in "Item 1A. Risk Factors" and in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report, the following are among the important factors that could cause actual results to differ materially and adversely from the forward-looking statements:

•strategic acquisitions, dispositions, or similar transactions and our ability to consummate these business transactions or realize expected benefits from them;
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
•war, armed conflicts, terrorist attacks, or similar disruptive events, including the ongoing conflicts in Ukraine, the Red Sea and Gaza;
•changes in political, regulatory or economic conditions in states or regions where the Registrants or their subsidiaries conduct business;
•the ability to obtain necessary governmental permits and approvals;
•changes in state or federal tax laws or regulations;
•changes in state, federal or foreign legislation or regulatory developments;
•the impact of any state, federal or foreign investigations applicable to the Registrants and their subsidiaries and the energy industry;
•our ability to attract and retain qualified employees;
•the effect of changing expectations and demands of our customers, regulators, investors and stakeholders, including views on environmental, social and governance concerns;
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

PART I

ITEM 1. BUSINESS

General

(All Registrants)

PPL, headquartered in Allentown, Pennsylvania, is a utility holding company, incorporated in 1994. PPL, through its regulated utility subsidiaries, delivers electricity to customers in Pennsylvania, Kentucky, Virginia, and Rhode Island; delivers natural gas to customers in Kentucky and Rhode Island; and generates electricity from power plants in Kentucky.

PPL's principal subsidiaries at December 31, 2023 are shown below (* denotes a Registrant).

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

Segment Information

(PPL)

PPL is organized into three reportable segments as depicted in the chart above: Kentucky Regulated, which primarily represents the results of LG&E and KU, Pennsylvania Regulated, which primarily represents the results of PPL Electric, and Rhode Island Regulated, which primarily represents the results of RIE. "Corporate and Other" primarily includes corporate level financing costs, certain unallocated costs, and certain non-recoverable costs incurred in conjunction with the acquisition of Narragansett Electric and the financial results of Safari Energy, prior to its sale on November 1, 2022.

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

A comparison of PPL's Regulated segments is shown below.

	Kentucky	Pennsylvania	Rhode Island
	Regulated	Regulated	Regulated
For the year ended December 31, 2023:
Operating Revenues (in billions)	$3.5	$3.0	$1.9
Net Income (in millions)	$552	$519	$96
Electricity delivered (GWh)	28,809	35,704	7,174
Natural gas delivered (Bcf)	41	—	38
At December 31, 2023:
Regulatory Asset Base (in billions) (a)	$12.0	$9.8	$3.2
Service area (in square miles)	8,000	10,000	1,200
Customers (in millions)	1.3	1.5	0.8

(a)Represents capitalization for Kentucky Regulated and rate base for Pennsylvania Regulated and Rhode Island Regulated. The amount for Rhode Island Regulated excludes acquisition-related adjustments for non-earning assets.

See Note 2 to the Financial Statements for additional financial information by segment. See Note 3 to the Financial Statements for additional revenue information.

(PPL Electric, LG&E and KU)

PPL Electric has two operating segments, distribution and transmission, which are aggregated into a single reportable segment. Each of LG&E and KU operates as a single operating and reportable segment.

Kentucky Regulated Segment (PPL)

The Kentucky Regulated segment consists primarily of the regulated electricity generation, transmission and distribution operations conducted by LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas.

(PPL, LG&E and KU)

LG&E and KU are engaged in the regulated generation, transmission, distribution and sale of electricity in Kentucky and, in KU's case, also Virginia. LG&E also engages in the distribution and sale of natural gas in Kentucky. LG&E provides electric service to approximately 436,000 customers in Louisville and adjacent areas in Kentucky, covering approximately 700 square miles in nine counties and provides natural gas service to approximately 335,000 customers in its electric service area and eight additional counties in Kentucky. KU provides electric service to approximately 545,000 customers in 77 counties in central, southeastern and western Kentucky and approximately 28,000 customers in five counties in southwestern Virginia, covering approximately 4,800 non-contiguous square miles. KU also sells wholesale electricity to two municipalities in Kentucky under load following contracts.

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

Power Supply

At December 31, 2023, LG&E owned generating capacity of 2,760 MW and KU owned generating capacity of 4,775 MW. See "Item 2. Properties - Kentucky Regulated Segment" for a complete list of generating facilities.

The system capacity of LG&E's and KU's owned generation is based upon several factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changes in circumstances.

During 2023, LG&E's and KU's power plants generated the following amounts of electricity:

	GWh
Fuel Source	LG&E	KU
Coal	10,509	13,219
Gas	1,241	4,120
Hydro	272	44
Solar	8	12
Total (a)	12,030	17,395

(a)This generation represents a decrease for LG&E of 4% and a decrease for KU of 8% from 2022 output.

The majority of LG&E's and KU's generated electricity was used to supply their retail customer bases.

LG&E and KU jointly dispatch their generation units with the lowest cost generation used to serve their customers. When LG&E has excess generation capacity after serving its own customers and its generation cost is lower than that of KU, KU purchases electricity from LG&E and vice versa.

Due to environmental requirements and energy efficiency measures, as of December 31, 2023, LG&E and KU have retired approximately 1,200 MW of coal-fired generation plants since 2010.

LG&E and KU received approval from the KPSC to develop a 4 MW Solar Share facility to service a Solar Share program. The Solar Share program is a voluntary program that allows customers to subscribe capacity in the Solar Share facility. Construction commences, in 500-kilowatt phases, when subscription is complete. Construction of five 500-kilowatt phases was completed as of December 31, 2022. LG&E and KU continue to market the program and are accepting subscriptions for the sixth 500-kilowatt phase.

On January 23, 2020, LG&E and KU applied to the KPSC for approval of arrangements relating to the purchase of 100 MW of solar power in connection with the Green Tariff option established in the 2018 Kentucky base rate cases. Pursuant to the agreements, LG&E and KU would purchase the initial 20 years of output of a proposed third-party solar generation facility and resell the bulk of the power as renewable energy to two large industrial customers and use the remaining power for other customers. The generation facility is currently expected to be operational in early 2025. In 2020, the KPSC approved LG&E’s and KU’s applications. PPL, LG&E and KU do not anticipate that these arrangements will have a significant impact on their results of operations or financial condition.

On October 6, 2021, LG&E and KU entered into an agreement to purchase the initial 20 years of output of a proposed 125 MW third-party solar generation facility in connection with the Green Tariff option established in the 2018 Kentucky base rate cases. Pursuant to the agreements, LG&E and KU would purchase output of the facility and resell power as renewable energy to certain large customers. The generation facility is currently expected to be operational in the fourth quarter of 2026. PPL, LG&E and KU do not anticipate that this agreement will have a significant impact on their results of operations or financial condition.

On December 15, 2022, LG&E and KU filed an application with the KPSC for a CPCN for the construction and purchase of various generating facilities in conjunction with the retirement of four existing coal-fired generation units and three small gas-fired units. On March 24, 2023, Kentucky Senate Bill 4 (SB 4) went into effect, which requires KPSC approval of the retirement of fossil fuel-fired electric generating units in the state. On May 10, 2023, LG&E and KU filed an application with the KPSC seeking approval of the retirement of seven fossil fuel-fired generating units as required by SB 4. On May 16, 2023, the KPSC entered an Order consolidating the SB 4 filing proceeding into the CPCN case.

On November 6, 2023, the KPSC issued an order approving LG&E’s and KU’s requests (i) to construct a 640 MW net summer rating NGCC combustion turbine at LG&E's Mill Creek Generating Station in Jefferson County, Kentucky, (ii) to construct a 120 MWac solar photovoltaic electric generating facility in Mercer County, Kentucky, (iii) to acquire a 120 MWac solar facility to be built by a third-party solar developer in Marion County, Kentucky and (iv) to construct a 125 MW, 4-hour battery energy storage system facility at KU's E.W. Brown Generating Station. The KPSC denied the request to construct a 621 MW net summer rating NGCC combustion turbine at KU's E.W. Brown Generating Station in Mercer County, Kentucky at this time, based on the finding that the construction of this unit should be deferred with the construction date beginning on a date that provides for an in-service date in 2030. The order also authorized LG&E's and KU's entry into the four solar PPAs, subject to certain conditions, but deferred for future proceedings specific decisions on cost recovery treatment or mechanisms. Further, the order approved the new, adjusted or expanded energy efficiency programs contained in the requested 2024-2030 DSM plan.

The KPSC order included approval of the requested retirements of two existing coal-fired generation units at LG&E's Mill Creek Unit 1 (300 MW) and 2 (297 MW) in 2024 and 2027, subject to certain conditions, and three small gas-fired units. The order denied approval of the retirement of KU's E.W. Brown 3 Unit (412 MW) and Ghent Unit 2 (486 MW) in 2028 at this time, citing the need for additional clarity regarding environmental compliance regulations.

The new NGCC facility will be jointly owned by LG&E (31%) and KU (69%) and the solar units will be jointly owned by LG&E (37%) and KU (63%), the battery storage unit will be owned by LG&E, and the proposed PPA transactions and DSM programs will be entered into or conducted jointly by LG&E and KU, consistent with LG&E and KU's shared dispatch, cost allocation, tariff or other frameworks.

See Note 7 to the Financial Statements for additional information.

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

LG&E and KU have entered into coal supply agreements with various suppliers for coal deliveries through 2028 and augment their coal supply agreements with spot market purchases, as needed.

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

To enhance the reliability of natural gas supply, LG&E and KU have secured firm long-term pipeline transport capacity services with contracts of various durations through 2056 on the interstate pipeline serving Cane Run Unit 7, six simple cycle combustion turbines at the Trimble County site, and the future Mill Creek Unit 5. This pipeline also serves the two simple cycle units at the Paddy's Run site. For the seven simple cycle combustion turbines at the E.W. Brown facility, no firm long-term pipeline transport capacity has been purchased due to the facility's connection to two interstate pipelines and some of the units having dual fuel capability.

LG&E and KU have firm contracts for a portion of the natural gas fuel for Cane Run Unit 7 through 2026. The bulk of the natural gas fuel is expected to be purchased on the spot market.

(PPL and LG&E)

Natural Gas Distribution Supply

Four underground natural gas storage fields in service, with a current working natural gas capacity of approximately 11 Bcf, are used to provide natural gas service to LG&E's firm sales customers. Natural gas is stored during the summer season for withdrawal during the following winter heating season. Without this storage capacity, LG&E would need to purchase additional natural gas and pipeline transportation services during winter months when customer demand increases, and the cost of natural gas supply and pipeline transportation services are expected to be higher. At December 31, 2023, LG&E had 9 Bcf of natural gas stored underground with a carrying value of $34 million. LG&E will continue work in 2024 on a multi-year project to retire a fifth underground natural gas storage field, which is no longer in service, and plans to complete the project by no later than 2025. This field had a working natural gas capacity of 4 Bcf.

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

PPL Electric's transmission revenues are billed in accordance with a FERC-approved Open Access Transmission Tariff that utilizes a formula-based rate recovery mechanism. Under this formula, beginning in 2023, rates are put into effect on January 1st of each year based upon actual expenditures from the most recently filed FERC Form 1, forecasted capital additions, and other data based on PPL Electric’s books and records. 2023 is considered a transitional period as the calendar year rate approved by FERC became effective April 1, 2023. Rates are compared during the year to the estimated annual expenses and capital additions that will be filed in PPL Electric’s annual FERC Form 1, filed under the FERC's Uniform System of Accounts. Under the mechanism, any difference between the revenue requirement in effect and actual expenditures incurred for that year is recorded as a regulatory asset or regulatory liability, and the regulatory asset or regulatory liability is to be recovered from or returned to customers starting one year after the conclusion of the rate year.

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

PLR

The Customer Choice Act requires electric distribution companies, including PPL Electric, or an alternative supplier approved by the PAPUC, to act as a PLR of electricity supply for customers who do not choose to shop for supply with a competitive supplier and provides that electricity supply costs will be recovered by the PLR pursuant to PAPUC regulations. In 2023, the following average percentages of PPL Electric's customer load were provided by competitive suppliers: 42% of residential, 80% of small commercial and industrial and 97% of large commercial and industrial customers.

PPL Electric’s electricity generation costs are established based upon the results of a competitive solicitation process. In December 2020, the PAPUC approved PPL Electric’s default service plan for the period June 1, 2021 through May 31, 2025, which includes a total of eight solicitations for electricity supply held semiannually in April and October. Through December 31, 2023, six auctions of the plan were completed. This plan also includes eight solicitations for alternative energy credits held semiannually in January and July. Through January 2024, six alternative energy credit solicitations have been completed.

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

RIE is engaged in the regulated transmission, distribution and sale of electricity and regulated distribution and sale of natural gas in Rhode Island. RIE provides electric service to approximately 514,000 customers and natural gas service to approximately 278,000 customers. RIE's service area covers substantially all of Rhode Island.

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

RIE’s distribution base rates are calculated based on a return on rate base (net utility plant plus a cash working capital allowance less plant-related deferred taxes and other miscellaneous additions and deductions). All regulatory assets and liabilities, except accumulated deferred income taxes, are excluded from the return on rate base. Therefore, no return is earned on the related assets unless specifically provided for by the RIPUC. Currently, RIE's ISR and Renewable Energy Growth Program adjustment mechanisms are the only mechanisms authorized to earn a return. Certain operating expenses are also included in RIE’s distribution base rates including wages and benefits, other operation and maintenance expenses, depreciation, and taxes.

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

Beginning in 2023, the financing activity of LKE is included in Corporate and Other. Prior periods have been adjusted to reflect this change.

ENVIRONMENTAL MATTERS

(All Registrants)

The Registrants are subject to certain existing and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters, and may be subject to different and more stringent laws and regulations enacted in the future. The EPA and other federal agencies with jurisdiction over environmental matters have issued numerous environmental regulations relating to air, water and waste that directly affect the electric power industry. Due to these environmental issues, it may be necessary for the Registrants to modify or cease certain operations or operation of certain facilities to comply with statutes, regulations and other requirements of regulatory bodies or courts. In addition, legal challenges to environmental permits or rules add uncertainty to estimating future costs of complying with such permits and rules. The Biden administration is currently undertaking changes in a wide range of environmental programs.

See “Legal Matters” in Note 13 to the Financial Statements for a discussion of environmental commitments and contingencies. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on projected environmental capital expenditures for 2024 through 2026. See Note 19 to the Financial Statements for information related to the impacts of CCRs on AROs.

LG&E and KU are entitled to recover, through the ECR mechanism, certain costs of complying with the Clean Air Act, as amended, and other federal, state and local environmental requirements applicable to coal combustion wastes and by-products from coal-fired generating facilities upon KPSC review. Costs not covered by the ECR mechanism for LG&E and KU and all such costs for PPL Electric and RIE are subject to rate recovery at the discretion of the companies' respective state regulatory authorities, or the FERC, if applicable. Because PPL Electric and RIE do not own any generating plants, they have less exposure to related environmental compliance costs. The Registrants can provide no assurances as to the ultimate outcome of future proceedings before regulatory authorities.

Air

(PPL, LG&E and KU)

NAAQS

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

The Clean Air Act has a significant impact on the operation of fossil fuel generation plants. The Clean Air Act requires the EPA periodically to establish and review NAAQS for six pollutants: carbon monoxide, lead, nitrogen dioxide, ozone (contributed to by nitrogen oxide emissions), particulate matter and sulfur dioxide. In December 2020, the EPA released final actions keeping the existing NAAQS standard for particulate matter and ozone without change, but the EPA subsequently announced reconsideration of those decisions in June 2021. On February 7, 2024, the EPA released a pre-publication revision to the particulate matter standard that lowers the primary standard for fine particulates. Based on the new standard, the EPA could potentially designate Jefferson County, Kentucky (Louisville) as being in nonattainment with the new particulate matter standard and require additional particulate matter reductions from sources including LG&E’s Mill Creek Station. The new particulate matter standard may also result in more stringent requirements for new generation located in nonattainment areas. PPL, LG&E, and KU are unable to predict future implementation actions or the outcome of future evaluations by the EPA and the states with respect to the NAAQS standards.

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

In March 2021, the EPA released final revisions to the Cross-State Air Pollution Rule (CSAPR) aimed at ensuring compliance with the 2008 ozone NAAQS and providing for reductions in ozone season nitrogen oxide emissions for 2021 and subsequent years. Additionally, the EPA reversed its previous approval of the Kentucky State Implementation Plan with respect to these requirements. In March 2023, the EPA Administrator released a final Federal Implementation Plan under the Good Neighbor provisions of the Clean Air Act providing for significant additional nitrogen oxide emission reductions for compliance with the revised 2015 ozone NAAQS. The reductions in Kentucky state-wide nitrogen oxide budgets were scheduled to commence in 2023, with the largest reductions planned for 2026, based on the installation time frame for certain selective catalytic reduction controls, subject to future specific allowance calculations. PPL, LG&E and KU are currently assessing the potential impact of the Good Neighbor Plan revisions on operations. The rules provide for reduced availability of nitrogen oxide allowances that have historically permitted operational flexibility for fossil units and could potentially result in constraints that may require implementation of additional emission controls or accelerate implementation of lower emission generation technologies. In response to judicial orders that stayed the EPA’s denial of certain state implementation plans, the EPA in July 2023 issued an interim stay of implementation of Good Neighbor Plan requirements for emission sources in several states including Kentucky. Legal challenges to CSAPR and related determinations remain pending, and the U.S. Supreme Court will hear arguments on numerous stay applications filed by states and industry groups over the Good Neighbor Plan. In January 2023, the EPA released a proposed revision to increase the stringency of the current NAAQS for particulate matter. The EPA is continuing review of its previous determinations made in December 2020 to retain the existing NAAQS for ozone without change.

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

Proposed Modification of Mercury and Air Toxics Standards

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

Proposed Greenhouse Gas Standards

On May 11, 2023, the EPA released proposed rules under Section 111 of the Clean Air Act to establish performance standards and emissions limits aimed at reducing GHG emissions from certain new, existing, and modified fossil fuel-fired electric generating units (EGUs). The proposed standards would require phased implementation of carbon mitigation technologies including state-of-the-art efficiency requirements, carbon capture and sequestration, low GHG hydrogen co-firing, and natural gas co-firing. New natural gas EGUs would be immediately subject to the stricter efficiency standard. The EPA’s proposed new GHG reduction requirements, if adopted, could potentially require significant additional compliance measures including changes in current operations, installation of capital equipment, and early retirement of certain coal-fired generating units. PPL, LG&E, and KU are unable to predict the precise impact of new GHG reduction requirements until issuance of final rules and resolution of related legal and regulatory proceedings. While the impact of new GHG reduction requirements on operations and financial results of operations could potentially be substantial, the cost of complying with such requirements is expected to be subject to rate recovery. PPL, LG&E, and KU will continue to monitor the ongoing rulemaking process.

Climate Change (All Registrants)

The Biden administration continues to undertake wide-ranging efforts to address climate change. Recent government actions and policy developments, including the President’s announced goal of a carbon free electricity sector by 2035, could have far-reaching impacts on PPL’s business operations, products, and services. On June 30, 2022, the U.S. Supreme Court ruled that provisions of the EPA's Clean Power Plan, premised on generation shifting from coal-fired plants to lower emitting natural gas-fired plants and renewables, exceeded the authority granted to the EPA under the Clean Air Act. The EPA has announced proposed new greenhouse gas rules discussed above. It is uncertain how the U.S. Supreme Court ruling may impact future EPA rulemaking. All of these developments are preliminary or ongoing in nature and the Registrants cannot predict the final outcome or ultimate impact on operations.

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

Waters of the U.S.

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

On May 25, 2023, the U.S. Supreme Court issued an opinion in Sackett v. EPA holding that the government’s jurisdiction to regulate wetlands under the Clean Water Act extends to wetlands with a continuous surface connection to bodies that are "waters of the United States." On September 8, 2023, the EPA issued a conforming rule that incorporated the holding of Sackett into federal definitions of waters of the United States; some states and industry groups have challenged the conforming rule as well. By limiting water bodies that fall within the jurisdiction of the Clean Water Act, the U.S. Supreme Court's decision could reduce the number of projects or the scope of project activities subject to federal permitting for wetlands. PPL, LG&E and KU are unable to predict the outcome of current or future litigation or regulatory proceedings, but do not expect a material impact on operations.

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

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning projected capital expenditure requirements for 2024 through 2026. See "Item 1. Business - Environmental Matters" for additional information concerning the potential impact on capital expenditures from environmental matters.

HUMAN CAPITAL

PPL, together with its subsidiaries, is committed to fostering an exceptional workplace for employees. PPL pledges to enable the success of its current and future workforce by cultivating a diverse, equitable and inclusive culture, fostering professional development, encouraging employee engagement, and ensuring a safe and healthy work environment. Matters related to these priorities and corporate culture are overseen by PPL's senior management, which provides updates to the PPL Board of Directors (the Board). Pursuant to its charter, the Compensation Committee of the Board of Directors also periodically reviews and assesses the Company's strategy for human capital management. PPL's investment in the success of its workforce is embodied in the following areas with dedicated leadership and Board oversight:

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
•Employee engagement - Create a workplace that fosters an engaged, high-quality workforce. PPL's operating companies regularly conduct assessments related to employee engagement, safety and culture. Senior management reviews corporate culture with the Board at least annually.
•Professional development - Invest in the current and future workforce through training and development, succession planning and creation of a pipeline for internal advancement. Senior management reviews succession planning with the Compensation Committee of the Board on an annual basis.
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
•Safety and Compliance - PPL is committed to maintaining an ethical and safe workplace culture. Additional steps to ensure Board oversight in these areas include:

•Safety – PPL implements programs focused on health and safety, including emergency preparedness, vehicle safety and accident prevention. Employees receive safety training and are encouraged to share, implement, and follow best practices. Senior management receives monthly safety data updates to determine whether additional safety measures should be implemented. The Board reviews the company's safety programs and results at least annually. The Board is also immediately engaged in the event of a fatality.
•Compliance – The Corporate Compliance Committee, including senior executives, meets quarterly to discuss metrics and other matters related to the compliance and ethics culture. Among the items discussed are statistics regarding Ethics Helpline reports and employee concerns. This information is also reviewed with the Audit Committee of the Board quarterly.

PPL will continue to engage with employees and to assess these priorities as we work to best position individuals and the company for future success. PPL had a turnover rate of 9.08% for the year ended December 31, 2023. Looking forward, PPL will maintain our strong focus on workforce planning to address future talent needs.

At December 31, 2023, PPL and its subsidiaries had the following full-time employees and employees represented by labor unions:

	Total Full-Time Employees	Number of Union Employees	Percentage of Total Workforce
PPL	6,629	2,450	37%
PPL Electric	1,438	960	67%
LG&E	927	592	64%
KU	759	111	15%

(PPL and KU)

In August 2023, KU and the IBEW local failed to reach agreement on an annual wage reopener under their existing labor agreement which expires on August 1, 2024. The agreement covers approximately 60 employees. The parties are currently operating under the terms of a general wage increase unilaterally implemented by KU. The IBEW local has filed certain unfair labor practice claims with the U.S. Department of Labor and approved a strike authorization vote. KU expects to begin negotiating their new contract during July 2024, ahead of the August expiration.

(PPL)

Labor agreement negotiations with the Rhode Island UWUA are expected to commence in March 2024. The current contracts cover over 530 employees and are scheduled to expire in May 2024.

AVAILABLE INFORMATION (All Registrants)

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

ITEM 1A. RISK FACTORS

The Registrants face various risks associated with their businesses. Our businesses, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. In addition, this report also contains forward-looking and other statements about our businesses that are subject to numerous risks and uncertainties. See "Forward-Looking Information," "Item 1. Business," "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to the Financial Statements for additional information concerning the risks described below and for other risks, uncertainties and factors that could affect our businesses and financial results.

As used in this Item 1A., the terms "we," "our" and "us" generally refer to PPL and its consolidated subsidiaries taken as a whole, or PPL Electric and its consolidated subsidiaries taken as a whole within the Pennsylvania Regulated segment discussion, LG&E, KU and their consolidated subsidiaries taken as a whole within the Kentucky Regulated segment discussion, and RIE within the Rhode Island Regulated segment discussion.

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
•financial and capital structure matters, and issuance of securities;
•siting, construction and operation of facilities;
•mandatory reliability and safety standards under the Energy Policy Act of 2005 and other standards of conduct;
•accounting, depreciation and cost allocation methodologies;
•tax matters;
•affiliate transactions;
•acquisition, retirement and disposal of utility assets; and
•various other matters, including energy efficiency.

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

Extensive federal, state and local environmental laws and regulations are applicable to LG&E's and KU's generation supply, including its air emissions, water discharges (ELGs) and the management of hazardous and solid wastes (CCRs), among other business-related activities, and the costs of compliance or alleged non-compliance cannot be predicted and could be material. In addition, our costs may increase significantly if the requirements or scope of environmental laws, regulations or similar rules are expanded or changed as the environmental standards governing LG&E’s and KU’s businesses, particularly as applicable to coal-fired generation and related activities, continue to be subject to uncertainties due to rulemaking and other regulatory developments, legislative activities and litigation, administrative and permit challenges. The Biden administration is considering a wide range of potential policies, executive orders, rules, legislation and other initiatives in connection with climate change that may affect these costs. Depending on the extent, frequency and timing of such changes, LG&E and KU may face higher risks of unsuccessful implementation of environmental-related business plans, noncompliance with applicable environmental rules, delayed or incomplete rate recovery or increased costs of implementation. Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or forfeitures, operational changes, permit limitations or other restrictions. At some of our older generating facilities it may be uneconomic for us to install necessary pollution control equipment, which could cause us to retire those units. Our ability to retire plants we believe are uneconomic is expected to be subject to receipt of regulatory approvals. Market prices for energy and capacity also affect this cost-effectiveness analysis. Many of these environmental law considerations are also applicable to the operations of our key suppliers or customers, such as coal producers, power producers and industrial power users, and may impact the costs of their products and demand for our services.

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

E. Risks Specific to the Rhode Island Regulated Segment

(PPL)

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

F. Risks Related to All Segments

(All Registrants)

Pandemic health events and their impact on business and economic conditions could negatively affect our business.

A resurgence, or new variant of COVID-19 or other pandemic health event and related remediation efforts could present challenges to businesses, communities, workforces, markets and supply chains. At this time, the Registrants’ cannot predict the ways in which and the extent to which these or other pandemic-related factors may affect their business, earnings or other financial results.

Our business operations are continually subject to cyber-based security and data integrity risks from vulnerabilities related to our IT systems, operational technology infrastructure and supply chain relationships.

Numerous functions affecting the efficient operation of our businesses are dependent on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems and network infrastructure. The operation of our transmission and distribution systems, including gas distribution systems, as well as our generation plants, are all reliant on cyber-based, complex and integrated technologies. Systemic issues could arise as a result of upgrades to particular software or human error. In addition, these complex systems are subject to the risk that they could be the target of disruptive actions by terrorists, nation state actors or criminals or otherwise be compromised. Attacks may come through ransomware, software updates or patches, use of opensource software, firmware that hackers can manipulate to include malicious codes for exploitation at a later date, or the compromising of hardware by bad actors, creating serious risks to our security, the security of our customers' information, and potentially to our ability to provide power. Attacks could also target our personnel or contractors through attempts to gain access or credentials that could be used to breach our systems. As a result, operations could be interrupted, property could be damaged and sensitive customer information lost or stolen, causing us to incur significant losses of revenues, other substantial liabilities and damages, costs to replace or repair damaged equipment and damage to our reputation. Threats to our systems and operations continue to emerge as new ways to compromise components of our systems or networks are developed. Additionally, cybersecurity risks also threaten our supply chains, including aspects that are not under our control, such as the incorporation of opensource software in systems or software that we use, that despite our efforts do not meet our current security standards.

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

Changes in tax law as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact our results of operations and cash flows. We are required to make judgments in order to estimate our obligations to taxing authorities. These tax obligations include income, property, gross receipts, franchise, sales and use, employment-related and other taxes. We also estimate our ability to utilize deferred tax assets and tax credits. Dependent upon the revenue needs of the jurisdictions in which our businesses operate, various tax and fee increases may be proposed or considered. We cannot predict changes in tax law or regulation or the effect of any such changes on our businesses. Any such changes could increase tax expense and could have a significant negative impact on our results of operations and cash flows. We continue to evaluate the application of relevant laws, including the TCJA and the IRA in calculating income tax expense.

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

Our operating revenues could fluctuate on a seasonal basis, especially as a result of extreme weather conditions, including storms, or from changes in average temperatures for extended periods, which may be caused or exacerbated by climate change.

Our businesses are subject to seasonal demand cycles. For example, in some markets demand for, and market prices of, electricity peak during hot summer months, while in other markets such peaks occur in cold winter months. As a result, our overall operating results may fluctuate substantially on a seasonal basis if weather conditions diverge adversely from seasonal norms. Extreme weather and other significant disruptive events could significantly affect our profitability or operations by causing outages, damaging infrastructure and requiring significant repair costs. Storm outages and damage often directly decrease revenues and increase expenses, due to reduced usage and restoration costs. The effects of climate change may cause, contribute to or magnify fluctuations in our operating results.

Our businesses are subject to physical, market and economic risks relating to potential effects of climate change.

Climate change may produce changes in weather or other environmental conditions, including temperature or precipitation levels, and thus may impact consumer demand for electricity. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods, and other climatic events, could disrupt our operations and cause us to incur significant costs to prepare for or respond to these effects. Climate change may also contribute to heightened risk or severity of wildfires, which could disrupt our operations and cause us to incur significant costs, though the annual FEMA National Risk Index for wildfires in the jurisdictions in which we provide service is very low to relatively moderate. These or other meteorological changes could lead to increased operating costs, capital expenses or power purchase costs. Greenhouse gas regulation could increase the cost of electricity, particularly power generated by fossil fuels, and such increases could have a depressive effect on regional economies. Reduced economic and consumer activity in our service areas -- both generally and specific to certain industries and consumers accustomed to previously lower cost power -- could reduce demand for the power we generate, market and deliver. Also, demand for our energy-related services could be similarly lowered by consumers' preferences or market factors favoring energy efficiency, low-carbon power sources or reduced electricity usage. The Registrants' responses to such climate-related risks include compliance with evolving governmental policy and developing and implementing strategies designed to meet net zero carbon emissions goals, which may affect our financial condition, results of operations or cash flows.

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

We are required to obtain, and to comply with, numerous permits, approvals, licenses and certificates from governmental agencies. The process of obtaining and renewing necessary permits can be lengthy and complex and sometimes result in the establishment of permit conditions that make the project or activity for which a permit was sought unprofitable or otherwise unattractive. In addition, such permits or approvals may be subject to denial, revocation or modification under certain circumstances. Failure to obtain or comply with the conditions of permits or approvals, or failure to comply with any applicable laws or regulations, may result in delay or temporary suspension of our operations and electricity sales or the curtailment of our power delivery and may subject us to penalties and other sanctions. Although various regulators routinely renew existing licenses, renewal could be denied or jeopardized by various factors, including failure to provide adequate financial assurance for closure; failure to comply with environmental, health and safety laws and regulations or permit conditions; local community, political or other opposition; and executive, legislative or regulatory action.

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

Our businesses depend upon our ability to employ and retain key officers and other skilled professional and technical employees. We experience attrition due primarily to retiring employees, with the risk that critical knowledge will be lost and that it may be difficult to replace departed personnel, and to attract and retain new personnel, with appropriate skills and experience.

ITEM 1B. UNRESOLVED STAFF COMMENTS

PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

ITEM 1C. CYBERSECURITY (All Registrants)

Processes for Identifying, Assessing and Managing Material Risks from Cybersecurity Threats

PPL’s Chief Security Officer (CSO) is responsible for establishing PPL’s cyber-risk management strategy for PPL and the other Registrants and reports directly to PPL’s Chief Executive Officer. The CSO has over 25 years of experience leading technology and security organizations, has a degree in computer science, and holds professional certifications in information security, IT auditing, and privacy. He is also a member of nationally and internationally recognized industry and security organizations, including the Information Systems Audit and Control Association, International Association of Privacy Professionals, and the Domestic Security Alliance Council. PPL’s VP – Cybersecurity is responsible for implementing and executing the cyber-risk management strategy. The VP – Cybersecurity is a seasoned cybersecurity professional with a wealth of experience safeguarding digital assets across multiple industries. He maintains a globally recognized cyber certification and has held multiple certifications in the areas of cyber risk and information control, and actively contributes to industry advancement as a member of national and international industry groups. The teams managed by the CSO and VP – Cybersecurity are comprised of seasoned experts in cyber and IT security and possess appropriate experience to safeguard the company’s data, networks and systems, mitigate cyber risks and help prevent and combat cyber threats.

The Registrants manage cybersecurity risks through monitoring, defense and response tools, including independent third-party assessments, internal audit assessments of the program’s effectiveness, intelligence reports, cybersecurity threat trends, implementation of governance models, industry collaboration and employee training and awareness. The Registrants are actively engaged in cybersecurity related industry forums, public-private partnerships with law enforcement, cross-industry peer groups, and other efforts to help improve the protection of the U.S. electric grid.

The Registrants utilize monitoring tools, including but not limited to, cybersecurity incident and event management, penetration testing, intrusion detection and prevention, vulnerability assessments and anti-virus systems to detect anomalous or suspicious system or network activity. The Registrants may also become aware of a potential cybersecurity event or incident through employee reports, notification by a third-party service provider or business partner with potential impact to the Registrants or their systems, customers or notification by a government agency. The Registrants’ subject matter specialists from across the enterprise provide input and expertise into risk governance processes, including cybersecurity, information technology, legal, compliance, operations, and enterprise risk management.

In developing their cybersecurity programs, the Registrants are guided by various frameworks including the NIST Cybersecurity Framework, a voluntary framework that consists of standards, guidelines and best practices for managing cybersecurity risk, that is widely used by critical infrastructure industries to help determine and address the highest priority cybersecurity risks. The Registrants conduct regular internal cybersecurity audits and vulnerability assessments and regularly engage with third-party cybersecurity experts for external assessments of their cybersecurity controls, including technical, physical and social aspects, to better comprehend the scope and magnitude of active threats to the industry and nation and their potential impact on our systems.

PPL and the other Registrants also maintain a process to review the cyber risks that arise from the use of third-party service providers as well as programs and procedures to mitigate such risks internally and to assess the extent to which such providers effectively manage their own cyber risks.

The CSO chairs the Corporate Security Council, which holds regular meetings consisting of senior executive management and reviews and oversees cybersecurity risks. The VP – Cybersecurity chairs the Cybersecurity Governance Council, which governs actions to ensure that the Registrants are effectively managing cybersecurity risks, as well as the Cybersecurity Steering Committee, that drives accountability, establishes work priorities, and directs a portfolio of key cybersecurity projects and initiatives.

PPL has established an Executive Crisis Team comprised of PPL’s executive leadership, including the Chief Executive Officer, Chief Financial Officer, Chief Human Resources Officer, Chief Legal Officer, Chief Operating Officer, VP – Public Affairs and Sustainability, VP – Corporate Communications, and additional officers as circumstances may warrant, to allow the company to respond quickly to a crisis, including a cyber event. This team governs and manages corporate crisis preparedness across the business lines, operations, and functions. Material or potentially material risks are escalated to the Executive Crisis Team and other appropriate leadership for review and action.

Also, the Registrants’ workforce undertakes mandatory role-based annual training on identifying, reporting, and escalating cyber and physical security concerns to further assist in the identification of risks as well as the acceptable use of corporate electronic resources. Additionally, all employees and contractors are required to participate in the Registrants’ ethical cyber phishing campaign program.

In addition to these enterprise-wide initiatives, PPL's Kentucky, Pennsylvania and Rhode Island operations are subject to extensive and rigorous mandatory cybersecurity requirements that are developed and enforced by NERC and approved by the FERC to protect grid security and reliability. LG&E is also subject to certain security directives related to cybersecurity issued by the Department of Homeland Security’s Transportation Security Administration in 2021. See Note 13 to the Financial Statements for additional information on these directives.

The Registrants have been subject to attempted cybersecurity threats and will likely continue to be subject to such attempts in the future. While PPL has not determined any cybersecurity incidents have materially affected the Registrants, including their business strategy, results of operations or financial condition, there can be no guarantee that the Registrants will not be the subject of future, successful attacks, threats or incidents, which may be material.

See “Risks Related to All Segments – Our business operations are continually subject to cyber-based security and data integrity risks from vulnerabilities related to our IT systems, operational technology infrastructure and supply chain relationships” in “Item 1A. Risk Factors” for a discussion of cybersecurity risks affecting the Registrants.

Oversight of Cybersecurity Risks by the Board of Directors and Management

PPL’s Board of Directors oversees the Registrants’ management of cybersecurity risk through various processes identified below.

The Board has direct oversight of the Registrants’ cybersecurity programs through periodic reports from the CSO, at least twice a year, regarding cybersecurity matters and risks as well as the adequacy and effectiveness of our cybersecurity risk management program. Through these reports, the Board monitors the Registrants’ programs, processes and procedures related to cybersecurity. The Board has directed the CEO and CSO to promptly inform the Board in the event of a material or potentially material cybersecurity event. Each member of the Board has access to management, including the CEO and CSO, to ask questions and engage on the company’s approach to prevent, detect, assess, and mitigate cybersecurity risk. PPL’s Board has several Board members with experience in cybersecurity, including one with a certificate in Cyber-Risk Oversight from the National Association of Corporate Directors.

A primary function of the Audit Committee is to assist the Board in the oversight of the identification, assessment and management of risk. Cybersecurity risks are included in PPL’s enterprise risk management process and are reported to the Audit Committee of the Board on a quarterly basis or more frequently, as needed.

ITEM 2. PROPERTIES

Kentucky Regulated Segment (PPL, LG&E and KU)

LG&E's and KU's properties consist primarily of regulated generation facilities, electricity transmission and distribution assets and natural gas transmission and distribution assets in Kentucky. The capacity of generation units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances. The electricity generating capacity at December 31, 2023 was:

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

For a description of LG&E's and KU's service areas, see "Item 1. Business - General - Segment Information - Kentucky Regulated Segment." At December 31, 2023, LG&E's and KU's electricity transmission and distribution systems and LG&E's natural gas transmission and distribution systems were:

	LG&E		KU
	Distribution	Transmission	Distribution	Transmission
Electricity System
Substations (a)	96	78	462	212
Capacity (in millions of kVA)	5	8	8	15
Overhead lines (circuit miles)	3,880	663	14,086	4,064
Underground lines (circuit miles)	2,824	6	2,789	4

Natural Gas System
Distribution mains (miles)	4,447	—	—	—
Transmission pipeline (miles)	—	234	—	—
Transmission storage lines (miles)	—	95	—	—
Combustion turbine lines (miles)	—	19	—	11
Storage fields	—	4	—	—
Storage field capacity (Bcf)	—	11	—	—

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

LG&E and KU continuously reexamine development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them or pursue other options. See Item 1. Business for a discussion related to LG&E's and KU's Solar Share program and 2022 CPCN filing.

Pennsylvania Regulated Segment (PPL and PPL Electric)

For a description of PPL Electric's service area, see "Item 1. Business - General - Segment Information - Pennsylvania Regulated Segment." PPL Electric has electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners. At December 31, 2023, PPL Electric's transmission system includes 52 substations with a total capacity of 32 million kVA and 5,295 circuit miles in service. PPL Electric's distribution system includes 353 substations with a total capacity of 15 million kVA, 36,569 circuit miles of overhead lines and 8,891 underground circuit miles. All of PPL Electric's facilities are located in Pennsylvania. Substantially all of PPL Electric's distribution properties and certain transmission properties are subject to the lien of the PPL Electric 2001 Mortgage Indenture. See Note 8 to the Financial Statements for additional information.

Rhode Island Regulated Segment (PPL)

For a description of RIE's service area, see "Item 1. Business - General - Segment Information - Rhode Island Regulated Segment." At December 31, 2023, RIE's electric transmission system includes 44 substations with capacity of 33 kVA or higher, 342 circuit miles of overhead lines and 45 underground circuit miles. RIE's electric distribution system includes 59 substations, 5,328 circuit miles of overhead lines and 1,234 underground circuit miles. RIE also has distribution mains for its natural gas system with mileage of 3,227 miles. All of RIE's facilities are located in Rhode Island.

ITEM 3. LEGAL PROCEEDINGS

See Notes 6, 7, 9 and 13 to the Financial Statements for information regarding legal, tax and regulatory matters and proceedings.

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

PPL Corporation

Additional information for this item is set forth in the sections entitled "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Shareowner and Investor Information" of this report. At January 31, 2024 there were 44,305 common stock shareowners of record.

There were no purchases by PPL of its common stock during the fourth quarter of 2023.

PPL Electric Utilities Corporation

There is no established public trading market for PPL Electric's common stock, as PPL owns 100% of the outstanding common shares. Dividends paid to PPL on those common shares are determined by PPL Electric's Board of Directors. PPL Electric paid common stock dividends to PPL of $323 million in 2023 and $340 million in 2022.

Louisville Gas and Electric Company

There is no established public trading market for LG&E's common stock, as LKE owns 100% of the outstanding common shares. Dividends paid to LKE on those common shares are determined by LG&E's Board of Directors. LG&E paid common stock dividends to LKE of $166 million in 2023 and $275 million in 2022.

Kentucky Utilities Company

There is no established public trading market for KU's common stock, as LKE owns 100% of the outstanding common shares. Dividends paid to LKE on those common shares are determined by KU's Board of Directors. KU paid common stock dividends to LKE of $190 million in 2023 and $296 million in 2022.

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

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing 2023 with 2022. For PPL, "Results of Operations" also includes "Segment Earnings," which provides a detailed analysis of earnings by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

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

For comparison of the Registrants’ results of operations and cash flows for the years ended December 31, 2022 to December 31, 2021, refer to “Item 7. Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Form 10-K, filed with the SEC on February 17, 2023.

Overview

For a description of the Registrants and their businesses, see "Item 1. Business."

Business Strategy (All Registrants)

PPL operates four regulated utilities located in Pennsylvania, Kentucky and Rhode Island. Each of these jurisdictions has distinct regulatory structures and each of the utilities has distinct customer classes.

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

Financial and Operational Developments

Talen Litigation (PPL and PPL Electric)

On December 22, 2023, PPL announced that it entered into a settlement agreement (Settlement Agreement) with Talen Montana, LLC and affiliated entities (Talen) to resolve all claims made by Talen in Talen Montana, LLC et al. v. PPL Corp. et al, Adv. No 22-09001 pending before the U.S. Bankruptcy Court for the Southern District of Texas and arising out of the June 2015 spinoff of PPL Energy Supply, which was renamed Talen. Under the terms of the Settlement Agreement, PPL paid Talen $115 million and Talen dismissed all claims against PPL. Separately, PPL and Riverstone mutually agreed to dismiss all remaining claims in a settlement in January 2024. This matter is now concluded. See "Legal Matters" in Note 13 to the Financial Statements for additional information.

Purchase of Renewable Tax Credits (PPL)

During 2023, PPL purchased approximately $300 million of renewable tax credits, as allowed by the IRA. The credits were acquired at a discount. PPL believes that it will be able to monetize the acquired credits within the foreseeable future and recorded the associated benefit of the discount as a reduction of income taxes as of December 31, 2023. In addition, PPL recorded a deferred tax asset representing credits that will be utilized in future periods.

IRS Revenue Procedure 2023-15 (PPL and LG&E)

On April 14, 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. PPL and LG&E are currently reviewing the revenue procedure to determine its potential impact on their financial statements.

Regulatory Requirements

(All Registrants)

The Registrants cannot predict the impact that future regulatory requirements may have on their financial condition or results of operations.

(PPL, LG&E and KU)

Environmental Considerations for Coal-Fired Generation

The businesses of LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, and ELGs. See Notes 7, 13 and 19 to the Financial Statements for a discussion of these significant environmental matters. These and other environmental requirements led PPL, LG&E and KU to retire approximately 1,200 MW of coal-fired generating plants in Kentucky since 2010. As part of the long-term generation planning process, LG&E and KU evaluate a range of factors including the impact of potential stricter environmental regulations, fuel price scenarios, the cost of replacement generation, continued operations and major maintenance costs and the risk of major equipment failures in determining when to retire generation assets.

As a result of environmental requirements and aging infrastructure, LG&E has sought and obtained approval to retire two older coal-fired units at the Mill Creek Plant. Mill Creek Unit 1, with 300 MW of capacity, is expected to be retired in 2024. Mill Creek Unit 2, with 297 MW of capacity, is expected to be retired in 2027, subject to certain conditions. See Note 7 to the Financial Statements for additional information.

CPCN and SB 4 Application

On December 15, 2022, LG&E and KU filed an application with the KPSC for a CPCN for the construction and purchase of various generating facilities in conjunction with the retirement of four existing coal-fired generation units and three small gas-fired units. On March 24, 2023, Kentucky Senate Bill 4 (SB 4) went into effect, which requires KPSC approval of the retirement of fossil fuel-fired electric generating units in the state. On May 10, 2023, LG&E and KU filed an application with the KPSC seeking approval of the retirement of seven fossil fuel-fired generating units as required by SB 4. On May 16, 2023, the KPSC entered an Order consolidating the SB 4 filing proceeding into the CPCN case.

On November 6, 2023, the KPSC issued an order approving LG&E’s and KU’s requests (i) to construct a 640 MW net summer rating NGCC combustion turbine at LG&E's Mill Creek Generating Station in Jefferson County, Kentucky, (ii) to construct a 120 MWac solar photovoltaic electric generating facility in Mercer County, Kentucky, (iii) to acquire a 120 MWac solar facility to be built by a third-party solar developer in Marion County, Kentucky and (iv) to construct a 125 MW, 4-hour battery energy storage system facility at KU's E.W. Brown Generating Station. The KPSC denied the request to construct a 621 MW net summer rating NGCC combustion turbine at KU's E.W. Brown Generating Station in Mercer County, Kentucky at this time, based on the finding that the construction of this unit should be deferred with the construction date beginning on a date that provides for an in-service date in 2030. The order also authorized LG&E's and KU's entry into the four solar PPAs, subject to certain conditions, but deferred for future proceedings specific decisions on cost recovery treatment or mechanisms. Further, the order approved the new, adjusted or expanded energy efficiency programs contained in the requested 2024-2030 DSM plan.

The new NGCC facility will be jointly owned by LG&E (31%) and KU (69%) and the solar units will be jointly owned by LG&E (37%) and KU (63%), the battery storage unit will be owned by LG&E, and the proposed PPA transactions and DSM programs will be entered into or conducted jointly by LG&E and KU, consistent with LG&E and KU's shared dispatch, cost allocation, tariff or other frameworks.

See Note 7 to the Financial Statements for additional information.

Kentucky March 2023 Storm

On March 3, 2023, LG&E and KU experienced significant windstorm activity in their service territories, resulting in substantial damage to certain of LG&E's and KU's assets with total costs incurred through December 31, 2023 of $74 million ($33 million at LG&E and $41 million at KU). On March 17, 2023, LG&E and KU submitted a filing with the KPSC requesting regulatory asset treatment of the extraordinary operations and maintenance expenses portion of the costs incurred related to the windstorm. On April 5, 2023, the KPSC issued an order approving the request for accounting purposes, noting that approval for recovery would be determined in LG&E’s and KU’s next base rate cases. As of December 31, 2023, LG&E and KU recorded regulatory assets related to the storm of $8 million and $11 million.

FERC Transmission Rate Filing

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going waivers and credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the D.C. Circuit Court of Appeals regarding the FERC's orders on the elimination of the mitigation and required transition mechanism. In August 2022, the D.C. Circuit Court of Appeals issued an order remanding the proceedings back to the FERC. On May 18, 2023, the FERC issued an order on remand reversing its 2019 decision and requiring LG&E and KU to refund credits previously withheld, including under such transition mechanism. LG&E and KU filed a petition for review of the FERC's May 18, 2023 order with the D.C. Circuit Court of Appeals, and provided refunds in accordance with the FERC order on December 1, 2023. The FERC issued an order on LG&E and KU’s compliance filing on November 16, 2023, and LG&E and KU filed a petition for review of this November 16 order on February 14, 2024. The proceedings at the D.C. Circuit Court of Appeals were held on abeyance until February 15, 2024, but a motion to hold the proceedings on abeyance for an additional 60 days was filed on February 15, 2024, to allow the FERC time to substantively address LG&E and KU’s request for rehearing of the November 16 order. LG&E and KU cannot predict the ultimate outcome of the proceedings or any other post decision process but do not expect the annual impact to have a material effect on their operations or financial condition. LG&E and KU currently receive recovery of certain waivers and credits primarily through base rates increases, provided, however, that increases associated with the FERC's May 18, 2023 order are expected to be subject to future rate proceedings.

(PPL)

Advanced Metering Functionality (AMF)

In 2021, RIE filed its Updated AMF Business Case and Grid Modernization Plan (GMP) with the RIPUC in accordance with the Amended Settlement Agreement (ASA) approved by the RIPUC in August 2018, and which among other things, sought approval to deploy smart meters throughout the service territory. After PPL completed the acquisition of RIE, RIE filed a new AMF Business Case with the RIPUC in 2022, consisting of a detailed proposal for full-scale deployment of AMF across its electric service territory.

On September 27, 2023, the RIPUC unanimously approved RIE to deploy an AMF-based metering system for the electric distribution business. RIE is authorized to seek recovery of the approved capital investment through the ISR process with an overall multi-year cap on recovery at approximately $153 million, subject to certain terms, conditions and limitations with respect to the potential offsets and recoverability of certain costs. RIE is required to continue spending even if above the recovery cap, until it achieves the functionalities outlined in the AMF Business Case. RIE filed with the RIPUC (i) an updated electric Service Quality Plan on December 27, 2023 for RIPUC approval and (ii) additional compliance tariff provisions regarding recovery and updated cost schedules to reflect the RIPUC's decision on December 22, 2023 for RIPUC approval. RIE cannot predict the outcome of these matters.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing 2023 with 2022. The "Segment Earnings" discussions provides a review of results by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

(PPL Electric, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing 2023 with 2022. The results of operations section for PPL Electric, LG&E and KU is presented in a reduced disclosure format in accordance with General Instructions (I)(2)(a) of Form 10-K.

PPL: Statement of Income Analysis and Segment Earnings

Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2023	2022	2023 vs. 2022
Operating Revenues	$8,312	$7,902	$410
Operating Expenses
Operation
Fuel	733	931	(198)
Energy purchases	1,841	1,686	155
Other operation and maintenance	2,462	2,398	64
Depreciation	1,254	1,181	73
Taxes, other than income	392	332	60
Total Operating Expenses	6,682	6,528	154
Other Income (Expense) - net	(40)	54	(94)
Interest Expense	666	513	153
Income from Continuing Operations Before Income Taxes	924	915	9
Income Taxes	184	201	(17)
Income from Continuing Operations After Income Taxes	740	714	26
Income (Loss) from Discontinued Operations (net of income taxes) (Note 9)	—	42	(42)
Net Income (Loss)	$740	$756	$(16)

Operating Revenues

The increase (decrease) in operating revenues was due to:

2023 vs. 2022
PPL Electric distribution price (a)	$58
PPL Electric distribution volume (b)	(68)
PPL Electric PLR (c)	(61)
PPL Electric transmission formula rate (d)	51
LG&E volumes (b)	(37)
LG&E fuel and other energy purchases (e)	(157)
LG&E economic relief billing credit, net of amortization of $0	12
KU volumes (b)	(60)
KU fuel and other energy purchases (e)	(132)
KU economic relief billing credit, net of amortization of $0	5
Acquisition of RIE (f)	796
RIE energy purchases and other recoveries	(63)
RIE capital investment	23
RIE customer bill credits (g)	50
Other	(7)
Total	$410

(a)The increase was primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)    The decreases were primarily due to weather, along with other lower usage in 2023 at PPL Electric.
(c)    The decrease was primarily due to the result of fewer PLR customers, lower customer volumes due to weather and other lower usage, partially offset by higher energy prices.
(d)    The increase was primarily due to returns on additional transmission capital investments and recovery of related depreciation expense, partially offset by a lower PPL zonal peak load billing factor in the first quarter of 2023.
(e)    The decrease was primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs and volumes.
(f)    The increase was primarily due to the results for 2023 including a full year of RIE operations compared to 2022, which includes only operations beginning on the acquisition date of May 25, 2022.
(g)    See Note 9 to the Financial Statements for additional information.

Fuel

Fuel expense decreased $198 million in 2023 compared with 2022, primarily due to a decrease in commodity costs of $46 million at LG&E and $89 million at KU and a decrease in volumes due to weather of $15 million at LG&E and $50 million at KU.

Energy Purchases

The increase (decrease) in energy purchases was due to:

2023 vs. 2022
PPL Electric PLR volumes	$(169)
PPL Electric PLR prices	92
PPL Electric alternative energy credits volumes	(12)
PPL Electric alternative energy credits prices	29
LG&E commodity costs	(52)
LG&E volumes (a)	(24)
RIE commodity costs	(62)
Acquisition of RIE (b)	354
Other	(1)
Total	$155

(a)The decrease was primarily due to weather.
(b)The increase was primarily due to the results for 2023 including a full year of RIE operations compared to 2022, which includes only operations beginning on the acquisition date of May 25, 2022.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

2023 vs. 2022
LG&E plant operations and maintenance expenses	$(13)
LG&E generation outage expenses	(12)
LG&E gas maintenance and losses expenses	(11)
KU plant operations and maintenance	(18)
KU generation outage expenses	(15)
KU vegetation management expenses	(19)
Acquisition of RIE (a)	217
Sale of Safari Holdings (b)	(54)
Transition costs associated with RIE	81
Transaction costs associated with RIE	(18)
Commitments made during RIE acquisition process (b)	(43)
Other	(31)
Total	$64

(a)The increase was primarily due to the results for 2023 including a full year of RIE operations compared to 2022, which includes only operations beginning on the acquisition date of May 25, 2022.
(b)See Note 9 to the Financial Statements for additional information.

Depreciation

Depreciation increased $73 million in 2023 compared with 2022, primarily due to the results for 2023 including a full year of RIE operations compared to 2022, which includes only operations beginning on the acquisition date of May 25, 2022.

Taxes, Other Than Income

The increase (decrease) in taxes, other than income was due to:

2023 vs. 2022
State gross earnings and gross receipts tax (a)	$20
Property tax expense (a)	42
Other	(2)
Total	$60

(a)The increases were primarily due to the results for 2023 including a full year of RIE operations compared to 2022, which includes only operations beginning on the acquisition date of May 25, 2022.
Other Income (Expense) - net

The increase (decrease) in other income (expense) - net was due to:

2023 vs. 2022
Defined benefit plans - non-service credits (Note 11)	$(7)
Interest income	28
AFUDC - equity component	8
Talen litigation (a)	(125)
Other	2
Total	$(94)

(a)See "Legal Matters - Talen Litigation" in Note 13 to the Financial Statements for additional information.
Interest Expense

The increase (decrease) in interest expense was due to:

2023 vs. 2022
Long-term debt (a)	$144
Short-term debt	6
Other	3
Total	$153

(a)    The increase was primarily due to increased borrowings at LG&E, KU, PPL Electric, and PPL Capital Funding, along with higher rates at LG&E, KU and PPL Capital Funding. See Note 8 to the Financial Statements for additional information. The increase was also due to the results for 2023 including a full year of RIE operations compared to 2022, which includes only operations beginning on the acquisition date of May 25, 2022.

Income Taxes

The increase (decrease) in income taxes was due to:

2023 vs. 2022
Change in pre-tax income	$(8)
Income tax credits (a)	(19)
Amortization of excess deferred income taxes	6
Other	4
Total	$(17)

(a)    In addition to credits internally generated, in 2023, PPL purchased approximately $300 million of renewable tax credits, as allowed by the IRA. PPL recorded a current tax benefit and a deferred tax expense for the utilization of approximately $250 million of the credits in 2023 and prior years, per the three-year carry-back rule.

See Note 6 to the Financial Statements for additional information on income taxes.

Income (Loss) from Discontinued Operations (net of income taxes)

Income from discontinued operations (net of income taxes) decreased $42 million in 2023 compared with 2022. The decrease was due to an income tax benefit recorded in 2022 related to the 2021 sale of the U.K. utility business. See "Discontinued Operations" in Note 9 to the Financial Statements for summarized results of the operations of the U.K. utility business.

Segment Earnings

PPL's Net Income (Loss) by reportable segments was as follows:

			Change
	2023	2022	2023 vs. 2022
Kentucky Regulated (a)	$552	$549	$3
Pennsylvania Regulated	519	525	(6)
Rhode Island Regulated	96	(44)	140
Corporate and Other (a)(b)	(427)	(316)	(111)
Discontinued Operations (c)	—	42	(42)
Net Income (Loss)	$740	$756	$(16)

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
•    Other charges or credits that are, in management's view, non-recurring or otherwise not reflective of the company's ongoing operations.

PPL's Earnings from Ongoing Operations by reportable segment were as follows:

			Change
	2023	2022	2023 vs. 2022
Kentucky Regulated (a)	$564	$557	$7
Pennsylvania Regulated	548	516	32
Rhode Island Regulated	152	65	87
Corporate and Other (a)	(81)	(97)	16
Earnings from Ongoing Operations	$1,183	$1,041	$142

(a) The financing activity of LKE is presented in Corporate and Other beginning on January 1, 2023. Prior periods have been adjusted to reflect this change.

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LG&E's and KU's regulated electricity generation, transmission and distribution operations, as well as LG&E's regulated distribution and sale of natural gas.

Net Income and Earnings from Ongoing Operations include the following results:

			Change
	2023	2022 (a)	2023 vs. 2022
Operating Revenues	$3,452	$3,811	$(359)
Fuel	733	931	(198)
Energy purchases	192	273	(81)
Other operation and maintenance	826	959	(133)
Depreciation	696	685	11
Taxes, other than income	93	92	1
Total operating expenses	2,540	2,940	(400)
Other Income (Expense) - net	12	12	—
Interest Expense	235	205	30
Income Taxes	137	129	8
Net Income	552	549	3
Less: Special Items	(12)	(8)	(4)
Earnings from Ongoing Operations	$564	$557	$7

(a)The financing activity of LKE is presented in Corporate and Other beginning on January 1, 2023. Prior periods have been adjusted to reflect this change.

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations:

	Income Statement Line Item	2023	2022
Strategic corporate initiatives, net of tax of $0, $3 (a)	Other operation and maintenance	$(1)	$(8)
FERC transmission credit refund, net of tax of $2 (b)	Other operation and maintenance	(6)	—
Unbilled revenue estimate adjustment, net of tax of $2 (c)	Operating Revenues	(5)	—
Total		$(12)	$(8)

(a)Costs incurred related to PPL's corporate centralization efforts.
(b)Prior period impact related to a FERC refund order. See Note 7 to the Financial Statements for additional information.
(c)Prior period impact of a methodology change in determining unbilled revenues.

The changes in the components of the Kentucky Regulated segment's results between these periods were due to the factors set forth below, which exclude the items that management considers special.

2023 vs. 2022
Operating Revenues	$(352)
Fuel	198
Energy purchases	81
Other operation and maintenance	131
Depreciation	(11)
Taxes, other than income	(1)
Other Income (Expense) - net	—
Interest Expense	(30)
Income Taxes	(9)
Earnings from Ongoing Operations	7
Special Items, after-tax	(4)
Net Income	$3

•Lower operating revenues in 2023 compared with 2022, primarily due to a $290 million decrease in recoveries of fuel and energy purchases due to lower commodity costs and lower volumes and a $97 million decrease in sales volumes primarily due to weather, partially offset by a $17 million increase due to the expiration of the economic relief billing credit in June 2022.

•Lower fuel expense in 2023 compared with 2022, primarily due to a $135 million decrease in commodity costs and a $65 million decrease in volumes due to weather.

•Lower energy purchases in 2023 compared with 2022, primarily due to a $52 million decrease in commodity costs and a $24 million decrease in volumes due to weather.

•Lower other operation and maintenance expense in 2023 compared with 2022, primarily due to a $31 million decrease in plant operations and maintenance expenses, a $27 million decrease in generation outage expenses, a $21 million decrease in vegetation management expenses, an $11 million decrease in gas maintenance and losses expenses and other items that were not individually significant.

•Higher interest expense in 2023 compared with 2022, primarily due to a $16 million increase related to higher interest rates and a $13 million increase related to higher borrowings.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

Net Income and Earnings from Ongoing Operations include the following results:

			Change
	2023	2022	2023 vs. 2022
Operating Revenues	$3,008	$3,030	$(22)
Energy purchases	992	1,048	(56)
Other operation and maintenance	605	605	—
Depreciation	397	393	4
Taxes, other than income	143	149	(6)
Total operating expenses	2,137	2,195	(58)
Other Income (Expense) - net	39	35	4
Interest Expense	223	171	52
Income Taxes	168	174	(6)
Net Income	519	525	(6)
Less: Special Items	(29)	9	(38)
Earnings from Ongoing Operations	$548	$516	$32

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations:

	Income Statement Line Item	2023	2022
PA tax rate change (a)	Income Taxes	$—	$9
PPL Electric billing issue, net of tax of $10 (b)	Other operation and maintenance	(23)	—
PPL Electric billing issue, net of tax of $0 (b)	Other Income (Expense) - net	(1)	—
Strategic corporate initiatives, net of tax of $1 (c)	Other operation and maintenance	(2)	—
Other non-recurring charges, net of tax of $1 (d)	Other operation and maintenance	(3)	—
Total		$(29)	$9

(a)Impact of Pennsylvania state tax reform. See Note 6 to the Financial Statements for additional information.
(b)Certain expenses related to billing issues. See Note 7 to the Financial Statements for additional information.
(c)Costs incurred related to PPL's corporate centralization efforts.
(d)Certain expenses associated with a litigation settlement.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

2023 vs. 2022
Operating Revenues	$(22)
Energy purchases	56
Other operation and maintenance	40
Depreciation	(4)
Taxes, other than income	6
Other Income (Expense) - net	5
Interest Expense	(52)
Income Taxes	3
Earnings from Ongoing Operations	32
Special Items, after-tax	(38)
Net Income	$(6)

•Lower operating revenues in 2023 compared to 2022, primarily due to $68 million of lower distribution volumes primarily related to weather and other lower usage in 2023, $61 million of lower PLR, partially offset by $58 million of higher distribution prices and $51 million of transmission formula rate impacts.

•Lower energy purchases in 2023 compared with 2022, primarily due to lower PLR volumes of $169 million and lower alternative energy credits volumes of $12 million, partially offset by higher PLR prices of $92 million and higher alternative energy credits prices of $29 million.

•Lower other operation and maintenance expense in 2023 compared to 2022, primarily due to lower vegetation management expenses of $19 million, lower other operations expenses of $12 million and lower cancelled projects of $9 million.

•Higher interest expense in 2023 compared to 2022, primarily due to increased borrowings.

Rhode Island Regulated Segment

The Rhode Island Regulated segment consists primarily of the regulated electricity transmission and distribution operations and regulated distribution and sale of natural gas conducted by RIE.

Net Income (Loss) and Earnings from Ongoing Operations include the following results:

			Change
	2023	2022	2023 vs. 2022
Operating Revenues	$1,851	$1,038	$813
Energy purchases	658	365	293
Other operation and maintenance	705	531	174
Depreciation	156	92	64
Taxes, other than income	156	92	64
Total operating expenses	1,675	1,080	595
Other Income (Expense) - net	19	23	(4)
Interest Expense	83	39	44
Income Taxes	16	(14)	30
Net Income (Loss)	96	(44)	140
Less: Special Items	(56)	(109)	53
Earnings from Ongoing Operations	$152	$65	$87

The following after-tax gains (losses), which management considers special items, impacted the Rhode Island Regulated segment's results and are excluded from Earnings from Ongoing Operations:

	Income Statement Line Item	2023	2022
Acquisition integration, net of tax of $17, $18 (a)	Other operation and maintenance	$(65)	$(70)
Acquisition integration, net of tax of $0	Other Income (Expense) - net	—	1
Acquisition integration, net of tax of ($2), $10 (b)	Operating Revenues	8	(40)
Acquisition integration, net of tax of ($1)	Depreciation	2	—
Acquisition integration, net of tax of $0	Interest Expense	(1)	—
Total Special Items		$(56)	$(109)

(a)Primarily includes certain TSA costs for IT systems that will not be part of PPL's ongoing operations. 2022 also includes costs for certain commitments made during the acquisition process.
(b)The 2023 amount relates to the prior period impact of a methodology change for Infrastructure, Safety, and Reliability revenues. The 2022 amount relates to certain commitments made during the acquisition process.

The changes in the components of the Rhode Island Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

2023 vs. 2022
Operating Revenues	$753
Energy purchases	(293)
Other operation and maintenance	(180)
Depreciation	(67)
Taxes, other than income	(64)
Other Income (Expense) - net	(3)
Interest Expense	(43)
Income Taxes	(16)
Earnings from Ongoing Operations	87
Special Items, after-tax	53
Net Income	$140

•Higher operating revenues in 2023 compared with 2022, primarily due to $796 million resulting from the full year ended December 31, 2023 including a full year of RIE operations compared to the comparable period in 2022, which includes only operations beginning on the acquisition date of May 25, 2022, and a $23 million increase in capital investments, partially offset by a $63 million decrease in energy purchases and other recoveries.

•Higher energy purchases in 2023 compared with 2022, primarily due to $354 million resulting from the full year ended December 31, 2023 including a full year of RIE operations compared to the comparable period in 2022, which includes only operations beginning on the acquisition date of May 25, 2022, partially offset by a $62 million decrease in commodity costs.

•Higher other operation and maintenance expense in 2023 compared with 2022, primarily due to $186 million resulting from the full year ended December 31, 2023 including a full year of RIE operations compared to the comparable period in 2022, which includes only operations beginning on the acquisition date of May 25, 2022 and a $13 million increase in energy efficiency program expenses, partially offset by $19 million of lower transmission costs.

•Higher depreciation in 2023 compared with 2022, primarily due to the results for the full year ended December 31, 2023 including a full year of RIE operations compared to the comparable period in 2022, which includes only operations beginning on the acquisition date of May 25, 2022.

•Higher taxes, other than income in 2023 compared with 2022, primarily due to the results for the full year ended December 31, 2023 including a full year of RIE operations compared to the comparable period in 2022, which includes only operations beginning on the acquisition date of May 25, 2022.

•Higher interest expense in 2023 compared with 2022, primarily due to $29 million resulting from the full year ended December 31, 2023 including a full year of RIE operations compared to the comparable period in 2022, which includes only operations beginning on the acquisition date of May 25, 2022, and $14 million due to increased borrowings and higher interest rates.

•Higher income taxes in 2023 compared to 2022 primarily due to the results for the full year ended December 31, 2023 including a full year of RIE operations compared to the comparable period in 2022, which includes only operations beginning on the acquisition date of May 25, 2022.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations, and a reconciliation to PPL's "Net Income" for the years ended December 31.

	2023
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$552	$519	$96	$(427)	$740
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of $26 (a)	—	—	—	(99)	(99)
Strategic corporate initiatives, net of tax of $0, $1, $3 (b)	(1)	(2)	—	(10)	(13)
Acquisition integration, net of tax of $14, $58 (c)	—	—	(56)	(218)	(274)
Sale of Safari Holdings, net of tax of $0 (d)	—	—	—	(4)	(4)
PPL Electric billing issue, net of tax of $10 (e)	—	(24)	—	—	(24)
FERC transmission credit refund, net of tax of $2 (f)	(6)	—	—	—	(6)
Unbilled revenue estimate adjustment, net of tax of $2 (g)	(5)	—	—	—	(5)
Other non-recurring charges, net of tax of $1, $0 (h)	—	(3)	—	(15)	(18)
Total Special Items	(12)	(29)	(56)	(346)	(443)
Earnings from Ongoing Operations	$564	$548	$152	$(81)	$1,183

(a)PPL incurred legal expenses related to litigation and settlement with its former affiliate, Talen Montana. See Note 13 to the Financial Statements for additional information.
(b)Represents costs primarily related to PPL's centralization efforts and other strategic efforts.
(c)Rhode Island Regulated primarily includes certain TSA costs for IT systems that will not be part of PPL's ongoing operations. Corporate and Other primarily includes integration and related costs associated with the acquisition of RIE.
(d)Primarily final closing and other related adjustments for the sale of Safari Holdings.
(e)Certain expenses related to billing issues. See Note 7 to the Financial Statements for additional information.
(f)Prior period impact related to a FERC refund order. See Note 7 to the Financial Statements for additional information.
(g)Prior period impact of a methodology change in determining unbilled revenues.
(h)PA Regulated includes certain expenses related to a litigation settlement. Corporate and Other primarily includes certain expenses related to distributed energy investments.

	2022
	KY Regulated (g)	PA Regulated	RI Regulated	Corporate and Other (g)	Discontinued Operations (a)	Total
Net Income (Loss)	$549	$525	$(44)	$(316)	$42	$756
Less: Special Items (expense) benefit:
Income (loss) from Discontinued Operations (a)	—	—	—	—	42	42
Talen litigation costs, net of tax of $0 (b)	—	—	—	1	—	1
Strategic corporate initiatives, net of tax of $3, $4 (c)	(8)	—	—	(15)	—	(23)
Acquisition integration, net of tax of $28, $39 (d)	—	—	(109)	(148)	—	(257)
PA tax rate change (e)	—	9	—	(4)	—	5
Sale of Safari Holdings, net of tax of $16 (f)	—	—	—	(53)	—	(53)
Total Special Items	(8)	9	(109)	(219)	42	(285)
Earnings from Ongoing Operations	$557	$516	$65	$(97)	$—	$1,041

(a)See Note 9 to the Financial Statements for additional information.
(b)PPL incurred legal expenses and received insurance reimbursement related to litigation with its former affiliate, Talen Montana. See Note 13 to the Financial Statements for additional information.
(c)Costs incurred primarily in connection with corporate centralization efforts.
(d)Rhode Island Regulated includes costs incurred primarily related to certain TSA costs for IT systems that will not be part of PPL’s ongoing operations and costs for certain commitments made during the acquisition process. Corporate and Other primarily includes integration and related costs associated with the acquisition of RIE.
(e)Impact of Pennsylvania state tax reform. See Note 6 to the Financial Statements for additional information.
(f)Primarily the estimated loss on the sale of Safari Holdings at December 31, 2022.
(g)The financing activity of LKE is presented in Corporate and Other beginning on January 1, 2023. Prior periods have been adjusted to reflect this change.

PPL Electric: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2023	2022	2023 vs. 2022
Operating Revenues	$3,008	$3,030	$(22)
Operating Expenses
Operation
Energy purchases	992	1,048	(56)
Other operation and maintenance	605	605	—
Depreciation	397	393	4
Taxes, other than income	143	149	(6)
Total Operating Expenses	2,137	2,195	(58)
Other Income (Expense) - net	39	30	9
Interest Income from Affiliate	—	5	(5)
Interest Expense	223	171	52
Income Taxes	168	174	(6)
Net Income	$519	$525	$(6)

Operating Revenues

The increase (decrease) in operating revenues was due to:

2023 vs. 2022
Distribution Price (a)	$58
Distribution volume (b)	(68)
PLR (c)	(61)
Transmission Formula Rate (d)	51
Other	(2)
Total	$(22)

(a)The increase was primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)The decrease was primarily due to weather and other lower usage in 2023.

(c)The decrease was primarily due to the result of fewer PLR customers, lower customer volumes due to weather and other lower usage, partially offset by higher energy prices.
(d)The increase was primarily due to returns on additional transmission capital investments and recovery of related depreciation expense, partially offset by a lower PPL zonal peak load billing factor in the first quarter of 2023.
Energy Purchases

Energy purchases decreased $56 million in 2023 compared with 2022, primarily due to lower PLR volumes of $169 million and lower alternative energy credits volumes of $12 million, partially offset by higher PLR prices of $92 million and higher alternative energy credits prices of $29 million.

Interest Expense

Interest expense increased $52 million in 2023 compared with 2022, primarily due to increased borrowings.

LG&E: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2023	2022	2023 vs. 2022
Operating Revenues
Retail and wholesale	$1,580	$1,762	$(182)
Electric revenue from affiliate	33	36	(3)
Total Operating Revenues	1,613	1,798	(185)
Operating Expenses
Operation
Fuel	286	346	(60)
Energy purchases	168	245	(77)
Energy purchases from affiliates	12	25	(13)
Other operation and maintenance	364	416	(52)
Depreciation	302	298	4
Taxes, other than income	48	48	—
Total Operating Expenses	1,180	1,378	(198)
Other Income (Expense) - net	3	4	(1)
Interest Income from Affiliates	1	—	1
Interest Expense	102	89	13
Income Taxes	69	63	6
Net Income	$266	$272	$(6)
Operating Revenues

The increase (decrease) in operating revenues was due to:

2023 vs. 2022
Fuel and other energy purchases (a)	$(160)
Volumes (b)	(37)
Economic relief billing credit, net of amortization of $0	12
Total	$(185)

(a)The decrease was primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs and volumes.
(b)The decrease was primarily due to weather.

Fuel

Fuel expense decreased $60 million in 2023 compared with 2022, primarily due to a $46 million decrease in commodity costs and a $15 million decrease in volumes primarily due to weather.

Energy Purchases

Energy purchases decreased $77 million in 2023 compared with 2022, primarily due to a $52 million decrease in commodity costs and a $24 million decrease in volumes primarily due to weather.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

2023 vs. 2022
Plant operation and maintenance expenses	$(13)
Transmission credits	3
Generation outage expenses	(12)
Vegetation management expenses	(2)
Gas maintenance and losses expenses	(11)
Bad debt expense	(3)
Other	(14)
Total	$(52)

Interest Expense

Interest expense increased $13 million in 2023 compared with 2022, primarily due to a $6 million increase related to higher borrowings and a $6 million increase related to higher interest rates.

KU: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2023	2022	2023 vs. 2022
Operating Revenues
Retail and wholesale	$1,872	$2,049	$(177)
Electric revenue from affiliate	12	25	(13)
Total Operating Revenues	1,884	2,074	(190)
Operating Expenses
Operation
Fuel	447	585	(138)
Energy purchases	24	28	(4)
Energy purchases from affiliates	33	36	(3)
Other operation and maintenance	427	487	(60)
Depreciation	392	386	6
Taxes, other than income	45	45	—
Total Operating Expenses	1,368	1,567	(199)
Other Income (Expense) - net	8	8	—
Interest Expense	134	117	17
Interest Expense from Affiliate	1	—	1
Income Taxes	77	76	1
Net Income	$312	$322	$(10)

Operating Revenues

The increase (decrease) in operating revenues was due to:

2023 vs. 2022
Fuel and other energy purchases (a)	$(144)
Volumes (b)	(60)
Economic relief billing credit, net of amortization $0	5
Other	9
Total	$(190)

(a)The decrease was primarily due to lower recoveries of fuel and energy purchases due to lower commodity costs and volumes.
(b)The decrease was primarily due to weather.

Fuel

Fuel expense decreased $138 million in 2023 compared with 2022, primarily due to a $89 million decrease in commodity costs and a $50 million decrease in volumes primarily due to weather.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

2023 vs. 2022
Plant operation and maintenance expenses	$(18)
Transmission credits	10
Generation outage expenses	(15)
Vegetation management expenses	(19)
Bad debt expense	(3)
Other	(15)
Total	$(60)

Interest Expense

Interest expense increased $17 million in 2023 compared with 2022, primarily due to an $8 million increase related to higher interest rates and a $7 million increase related to higher borrowings.

Financial Condition

The remainder of this Item 7 in this Form 10-K is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants' cash flows from operations and access to cost-effective bank and capital markets are subject to risks and uncertainties. See "Item 1A. Risk Factors" for a discussion of risks and uncertainties that could affect the Registrants' cash flows.

The Registrants had the following at:

	PPL	PPL Electric	LG&E	KU
December 31, 2023
Cash and cash equivalents	$331	$51	$18	$14
Short-term debt	992	509	—	93
Long-term debt due within one year	1	—	—	—
Notes payable with affiliates		—	—	—

December 31, 2022
Cash and cash equivalents	$356	$25	$93	$21
Short-term debt	985	145	179	101
Long-term debt due within one year	354	340	—	13
Notes payable with affiliates		—	—	—

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

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the years ended December 31 and the changes between periods were as follows:

	PPL	PPL Electric	LG&E	KU
2023
Operating activities	$1,758	$912	$609	$647
Investing activities	(2,383)	(958)	(378)	(566)
Financing activities	650	72	(280)	(64)

2022
Operating activities	$1,730	$757	$543	$661
Investing activities	(5,654)	(387)	(360)	(547)
Financing activities	709	(366)	(99)	(106)

2023 vs. 2022 Change
Operating activities	$28	$155	$66	$(14)
Investing activities	3,271	(571)	(18)	(19)
Financing activities	(59)	438	(181)	42

Operating Activities

The components of the change in cash provided by (used in) operating activities were as follows:

	PPL	PPL Electric	LG&E	KU
2023 vs. 2022
Change - Cash Provided (Used):
Net income	$26	$(6)	$(6)	$(10)
Non-cash components	81	(54)	(6)	(10)
Working capital	253	158	81	28
Defined benefit plan funding	(1)	(5)	3	1
Other operating activities	(331)	62	(6)	(23)
Total	$28	$155	$66	$(14)

(PPL)

PPL cash provided by operating activities in 2023 increased $28 million compared with 2022.
•Net income increased $26 million between periods and included an increase in net non-cash charges of $81 million. The increase in non-cash charges was primarily due to an increase in depreciation (primarily due to the acquisition of RIE) and an increase in deferred income taxes and investment tax credits (primarily due to book versus tax plant timing differences), partially offset by an increase in defined benefit plans income (primarily due to a higher expected return) and loss on sale of Safari Holdings in 2022.

•The $253 million increase in cash from changes in working capital was primarily due to a decrease in unbilled revenues (primarily due to weather and rate recovery mechanisms) and an increase in other current liabilities, partially offset by a decrease in accounts payable (primarily due to timing and pricing).

•The $331 million decrease in cash provided by other operating activities was driven by a decrease in non-current liabilities (primarily related to the purchase of renewable tax credits in 2023).

(PPL Electric)

PPL Electric's cash provided by operating activities in 2023 increased $155 million compared with 2022.
•Net income decreased $6 million between the periods and included a decrease in non-cash components of $54 million. The decrease in non-cash components was primarily due to a decrease in deferred income taxes and investment tax credits (primarily related to a change in state tax rates) and an increase in defined benefit plan income (primarily due to a higher expected return), partially offset by an increase in amortization expense (primarily due an increase in IT projects placed into service).

•The $158 million increase in cash from changes in working capital was primarily due to a decrease in unbilled revenue (primarily due to weather), an increase in regulatory liabilities (primarily due to prior years' refunds to customers related to the transmission formula rate return on equity reduction) and an increase in accrued interest (primarily due to new debt issuances in 2023), partially offset by an increase in accounts receivable and a decrease in accounts payable (primarily due to pricing).

•The $62 million increase in cash provided by other operating activities was driven primarily by other assets (primarily related to an increase in costs associated with work optimization and management projects).

(LG&E)

LG&E's cash provided by operating activities in 2023 increased $66 million compared with 2022.
•Net income decreased $6 million between the periods and included a decrease in non-cash components of $6 million. The decrease in non-cash components was primarily due to a decrease in deferred income taxes and investment tax credits (primarily due to book versus tax plant timing differences).

•Cash from changes in working capital increased by $81 million. The increase was primarily due to a decrease in accounts receivable and unbilled revenues (primarily due to weather) and a decrease in fuel, materials and supplies (primarily due to lower commodity costs), partially offset by a decrease in accounts payable and accounts payable to affiliates (primarily due to timing of payments).

•The $6 million decrease in cash provided by other operating activities was driven by an increase in other assets (primarily related to deferred storm costs recorded as noncurrent regulatory assets).

(KU)

KU's cash provided by operating activities in 2023 decreased $14 million compared with 2022.
•Net income decreased $10 million between the periods and included a decrease in non-cash components of $10 million The decrease in non-cash components was primarily due to a decrease in deferred income taxes and investment tax credits (primarily due to book versus tax plant timing differences).

•Cash from changes in working capital increased $28 million. The increase was primarily due to a decrease in accounts receivable and unbilled revenues (primarily due to weather), a decrease in fuel, materials and supplies (primarily due to an increase in commodity costs and the accumulation of inventory for transmission and distribution projects in

2022) and a decrease in net regulatory assets (primarily due to the timing of rate recovery mechanisms), partially offset by a decrease in accounts payable and accounts payable to affiliates (primarily due to timing of payments).

•The $23 million decrease in cash provided by other operating activities was driven by an increase in other assets (primarily related to deferred storm costs recorded as noncurrent regulatory assets).

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities were as follows:

	PPL	PPL Electric	LG&E	KU
2023 vs. 2022
Change - Cash Provided (Used):
Expenditures for PP&E	$(235)	$(70)	$(7)	$(25)
Proceeds from sale of Safari Holdings, net of cash divested	(146)	—	—	—
Acquisition of Narragansett Electric, net of cash acquired	3,660	—	—	—
Notes receivable from affiliate	—	(499)	—	—
Other investing activities	(8)	(2)	(11)	6
Total	$3,271	$(571)	$(18)	$(19)

For PPL, the increase in expenditures for PP&E was due to a full year of project expenditures at RIE in 2023 and an increase in project expenditures at PPL Electric, LG&E and KU. The increase in expenditures at PPL Electric was primarily due to an increase in transmission capital spending projects. The increase in expenditures at KU was primarily due to higher spending on projects related to economic development in its service territory, storm restoration and Advanced Metering Infrastructure projects, partially offset by lower spending on ELG projects and other projects that are not individually significant.

See "Forecasted Uses of Cash" for detail regarding projected capital expenditures for the years 2024 through 2026.

For PPL Electric, the changes in "Notes receivable from affiliate" activity resulted from payments received on the short-term note between affiliates in 2022, issued to support general corporate purposes. See Note 14 to the Financial Statements for further discussion of intercompany borrowings.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities were as follows:

	PPL	PPL Electric	LG&E	KU
2023 vs. 2022
Change - Cash Provided (Used):
Long-term debt issuance/retirement, net	$812	$89	$(136)	$(154)
Dividends	83	17	109	106
Capital contributions/distributions, net	—	126	(184)	(92)
Changes in net short-term debt	(909)	219	(289)	(109)
Note payable with affiliate	—	—	324	294
Other financing activities	(45)	(13)	(5)	(3)
Total	$(59)	$438	$(181)	$42

(All Registrants)

See Note 8 to the Financial Statements in this Form 10-K for information on 2023 activity.

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

Long-term Debt and Equity Securities

Long-term debt and equity securities activity for 2023 included:

	Debt		Stock
	Issuances (a)	Retirements	Issuances (b)	Repurchases
Cash Flow Impact:
PPL	$3,252	$1,854	$5	$—
PPL Electric	1,329	1,240	—	—
LG&E	464	300	—	—
KU	459	313	—	—

(a)Issuances are net of pricing discounts, where applicable, and exclude the impact of debt issuance costs. Includes debt issuances with affiliates.
(b)Includes issuances of common stock and treasury stock, which are included in "Other financing activities" on the Statements of Cash Flows.

See Note 8 to the Financial Statements for additional long-term debt information.

Forecasted Sources of Cash

(All Registrants)

The Registrants expect to continue to have adequate liquidity available from operating cash flows, cash and cash equivalents, credit facilities and commercial paper issuances to meet their requirements with respect to their contractual obligations and anticipated capital expenditures. Additionally, subject to market conditions, the Registrants and their subsidiaries may access the capital markets, and PPL Electric, LG&E and KU anticipate receiving equity contributions from their parent or member in 2024.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At December 31, 2023, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (d)	Unused Capacity
PPL Capital Funding Credit Facilities (a)	$1,350	$—	$390	$960
PPL Electric Credit Facilities	650	—	511	139
LG&E Credit Facilities	500	—	—	500
KU Credit Facilities	400	—	93	307
Total Credit Facilities (b) (c)	$2,900	$—	$994	$1,906

(a)Includes a $1.25 billion syndicated credit facility with a $250 million borrowing sublimit for RIE and a $1 billion sublimit for PPL Capital Funding at December 31, 2023. RIE’s borrowing sublimit is adjustable, at the borrowers’ option, from $0 to $600 million, with the remaining balance of the $1.25 billion available under the facility allocated to PPL Capital Funding. At December 31, 2023, PPL Capital Funding had $365 million of commercial paper outstanding and RIE had $25 million of commercial paper outstanding. On January 5, 2024, the borrowing sublimits under the facility were reallocated to $400 million at RIE and $850 million at PPL Capital Funding.
(b)The syndicated credit facilities and PPL Capital Funding's bilateral facility, each contain a financial covenant requiring debt to total capitalization not to exceed 70% for PPL Capital Funding, RIE, PPL Electric, LG&E and KU, as calculated in accordance with the facility, and other customary covenants.

The commitments under the credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 9%, PPL Electric - 7%, LG&E - 7% and KU - 7%.
(c)Each company pays customary fees under its respective syndicated credit facility. Borrowings generally bear interest at applicable SOFR, plus an applicable margin.
(d)Commercial paper issued reflects the undiscounted face value of the issuance.

In addition to the financial covenants noted in the table above, the credit agreements governing the above credit facilities contain various other covenants. Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements. The Registrants monitor compliance with the covenants on a regular basis. At December 31, 2023, the Registrants were in compliance with these covenants. At this time, the Registrants believe that these covenants and other borrowing conditions will not limit access to these funding sources.

See Note 8 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LG&E and KU)

	Committed Capacity	Borrowed	Commercial Paper Issued	Unused Capacity
LG&E Money Pool (a)	$750	$—	$—	$750
KU Money Pool (a)	650	—	93	557

(a)LG&E and KU participate in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E, and LKE and/or LG&E make available to KU funds up to the difference between LG&E's and KU's FERC borrowing limit and LG&E's and KU's commercial paper capacity limit, at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR.

See Note 14 to the Financial Statements for further discussion of intercompany credit facilities.

Commercial Paper (All Registrants)

The Registrants maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	December 31, 2023
	Capacity	Commercial Paper Issuances (b)	Unused Capacity
PPL Capital Funding (a)	$1,350	$365	$985
Rhode Island Energy (a)	400	25	375
PPL Electric	650	510	140
LG&E	500	—	500
KU	400	93	307
Total PPL	$3,300	$993	$2,307

(a)Issuances under the PPL Capital Funding and RIE commercial paper programs are supported by the PPL Capital Funding syndicated credit facility, which has a total capacity of $1.25 billion, with a $250 million borrowing sublimit for RIE and a $1 billion sublimit for PPL Capital Funding at December 31, 2023. RIE’s borrowing sublimit is adjustable, at the borrowers’ option, from $0 to $600 million, with the remaining balance of the $1.25 billion available under the facility allocated to PPL Capital Funding. On January 5, 2024, the borrowing sublimits under the facility were reallocated to $400 million at RIE and $850 million at PPL Capital Funding.
(b)Commercial paper issued reflects the undiscounted face value of the issuance.

Long-term Debt and Equity Securities

(PPL)

PPL and its subsidiaries are authorized to issue, at the discretion of management and subject to market conditions, up to $3.5 billion of long-term debt securities, which includes the $650 million issued by PPL Electric in January 2024, the proceeds of which would be used to fund capital expenditures and for general corporate purposes. RIE is authorized to issue, at the discretion of management and subject to market conditions and regulatory approvals, up to $500 million of long-term debt securities, the proceeds of which would be used to repay short-term debt incurred to fund capital expenditures and for general corporate purposes.

(PPL Electric)

PPL Electric is authorized to issue, at the discretion of management and subject to market conditions and regulatory approvals, up to $1 billion of long-term debt securities, which includes the $650 million issued in January 2024, the proceeds of which would be used to fund capital expenditures and for general corporate purposes.

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

Capital Expenditures

The table below shows the Registrants' current capital expenditure projections for the years 2024 through 2026. Expenditures for the domestic regulated utilities are expected to be recovered through rates, pending regulatory approval.

		Projected
	Total	2024 (a)	2025	2026
PPL
Generating facilities	$2,200	$625	$850	$725
Electric distribution facilities	3,275	1,075	1,125	1,075
Gas distribution facilities	1,050	300	375	375
Transmission facilities	3,700	1,000	1,275	1,425
Other	350	125	125	100
Total Capital Expenditures	$10,575	$3,125	$3,750	$3,700

		Projected
	Total	2024 (a)	2025	2026
PPL Electric
Electric distribution facilities	$1,325	$500	$425	$400
Transmission facilities	2,300	675	800	825
Total Capital Expenditures	$3,625	$1,175	$1,225	$1,225

LG&E
Generating facilities	$1,050	$250	$450	$350
Electric distribution facilities	500	150	175	175
Gas distribution facilities	300	75	125	100
Transmission facilities	150	50	50	50
Other	125	50	50	25
Total Capital Expenditures	$2,125	$575	$850	$700

KU
Generating facilities	$1,150	$375	$400	$375
Electric distribution facilities	625	175	225	225
Transmission facilities	450	75	125	250
Other	225	75	75	75
Total Capital Expenditures	$2,450	$700	$825	$925

(a)The 2024 total excludes amounts included in accounts payable as of December 31, 2023.

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.

Contractual Obligations

The Registrants have assumed various financial obligations and commitments in the ordinary course of conducting business. At December 31, 2023, estimated contractual cash obligations were as follows:

	Total	2024	2025-2026	2027-2028	After 2028
PPL
Long-term Debt (a)	$14,775	$1	$1,455	$1,778	$11,541
Interest on Long-term Debt (b)	10,544	630	1,219	1,134	7,561
Operating Leases (c)	104	24	29	17	34
Purchase Obligations (d)	4,193	1,414	1,521	560	698
Total Contractual Cash Obligations	$29,616	$2,069	$4,224	$3,489	$19,834

PPL Electric
Long-term Debt (a)	$4,649	$—	$—	$108	$4,541
Interest on Long-term Debt (b)	4,293	214	429	425	3,225
Unconditional Power Purchase Obligations	78	29	49	—	—
Total Contractual Cash Obligations	$9,020	$243	$478	$533	$7,766

LG&E
Long-term Debt (a)	$2,489	$—	$390	$260	$1,839
Interest on Long-term Debt (b)	1,479	100	190	171	1,018
Operating Leases (c)	15	6	7	2	—
Coal and Natural Gas Purchase Obligations (e)	1,055	364	517	172	2
Unconditional Power Purchase Obligations (f)	296	26	48	47	175
Construction Obligations (g)	59	47	9	2	1
Other Obligations	66	30	29	4	3
Total Contractual Cash Obligations	$5,459	$573	$1,190	$658	$3,038

	Total	2024	2025-2026	2027-2028	After 2028
KU
Long-term Debt (a)	$3,089	$—	$414	$60	$2,615
Interest on Long-term Debt (b)	2,127	130	251	234	1,512
Operating Leases (c)	22	9	9	3	1
Coal and Natural Gas Purchase Obligations (e)	953	328	460	165	—
Unconditional Power Purchase Obligations (f)	132	12	22	21	77
Construction Obligations (g)	85	50	31	2	2
Other Obligations	108	46	47	11	4
Total Contractual Cash Obligations	$6,516	$575	$1,234	$496	$4,211

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

Dividends/Distributions

(PPL)

PPL views dividends as an integral component of shareowner return and expects to continue to pay dividends in amounts intended to maintain a capitalization structure that supports investment grade credit ratings. In November 2023, PPL declared its quarterly common stock dividend, payable January 2, 2024, at 24.00 cents per share (equivalent to $0.96 per annum). On February 16, 2024, PPL announced a quarterly common stock dividend of 25.75 cents per share, payable April 1, 2024, to shareowners of record as of March 8, 2024. Future dividends will be declared at the discretion of the Board of Directors and will depend upon future earnings, cash flows, financial and legal requirements and other factors.

Subject to certain exceptions, PPL may not declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067. At December 31, 2023, no interest payments were deferred.

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

The following table sets forth the Registrants' and their subsidiaries' credit ratings for outstanding debt securities or commercial paper programs as of December 31, 2023.

	Senior Unsecured		Senior Secured		Commercial Paper
Issuer	Moody's	S&P	Moody's	S&P	Moody's	S&P
PPL
PPL Capital Funding	Baa1	BBB+			P-2	A-2
Rhode Island Energy	A3	A-			P-2	A-2

PPL and PPL Electric
PPL Electric			A1	A+	P-2	A-1

PPL, LG&E and KU
LG&E			A1	A	P-2	A-2
KU			A1	A	P-2	A-2

The rating agencies have taken the following actions related to the Registrants and their subsidiaries.

(PPL)

In June 2023, Moody’s assigned RIE's commercial paper a Short-Term Rating of P-2.

In June 2023, S&P assigned RIE's commercial paper a Short-Term Rating of A-2.

Ratings Triggers (PPL, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, and interest rate instruments, contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 17 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for derivative contracts in a net liability position at December 31, 2023.

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

The following interest rate hedges were outstanding at December 31:

	2023				2022
	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)
PPL and LG&E
Economic hedges
Interest rate swaps (c)	$64	$(7)	$(1)	2033	$64	$(7)	$(1)

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

	10% Adverse Movement in Rates on Fair Value of Debt		10% Adverse Movement in Rates on Interest Expense For Floating Exposure
	2023	2022	2023	2022
PPL	$593	$495	$8	$16
PPL Electric	250	178	3	6
LG&E	95	84	—	3
KU	137	127	1	2

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

See "Legal Matters" in Note 13 to the Financial Statements for a discussion of the more significant environmental claims. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on projected environmental capital expenditures for 2024 through 2026. See Note 19 to the Financial Statements for information related to the impacts of CCRs on AROs. See "Item 1. Business - Environmental Matters" for additional information.

Sustainability

Increasing attention has been focused on a broad range of corporate activities under the heading of “sustainability”, which has resulted in a significant increase in the number of requests from interested parties for information on sustainability topics. These parties range from investor groups focused on environmental, social, governance and other matters to non-investors concerned with a variety of public policy matters. Often the scope of the information sought is very broad and not necessarily relevant to an issuer’s business or industry. As a result, a number of private groups have proposed to standardize the subject matter constituting sustainability, either generally or by industry. Those efforts remain ongoing. In addition, certain of these private groups have advocated that the SEC promulgate regulations requiring specific sustainability reporting under the Securities Exchange Act of 1934, as amended (the ’34 Act), or that issuers voluntarily include certain sustainability disclosure in their ’34 Act reports. In March 2022, the SEC proposed broad-based climate disclosure requirements for public companies. The proposed rule would require public companies to disclose direct and indirect GHG emissions, strategic insights, and certain financial implications in public disclosures. The proposed rulemaking elicited significant debate and comment. While a final rulemaking is currently expected to be issued in the first half of 2024, PPL cannot predict the final legal requirements or when the requirements will be effective.

As has been PPL’s practice, to the extent sustainability issues have or may have a material impact on the Registrants’ financial condition or results of operation, PPL discloses such matters in accordance with applicable securities law and SEC regulations. With respect to other sustainability topics that PPL deems relevant to investors but that are not required to be reported under applicable securities law and SEC regulation, PPL will continue each spring to publish its annual sustainability report including tracking reductions related to the company's goal to reduce carbon emissions and post that report on its corporate website at www.pplweb.com and on www.pplsustainability.com. Neither the information in such annual sustainability report nor the information at such websites is incorporated in this Form 10-K by reference, and it should not be considered a part of this Form

10-K. In preparing its sustainability report, PPL is guided by the framework established by the Global Reporting Initiative, which identifies environmental, social, governance and other subject matter categories. PPL also participates in efforts by the Edison Electric Institute and American Gas Association to provide the appropriate subset of sustainability information that can be applied consistently across the electric and gas utility industries. Additionally, PPL consults widely used reporting frameworks for discrete sustainability topics, including corporate political contributions and climate-related issues. PPL also responds to the climate survey of CDP, a not-for-profit organization based in the United Kingdom formerly known as the Carbon Disclosure Project, that runs the global disclosure system that enables investors, companies, cities, states and regions to measure and manage their environmental impacts.

Cybersecurity

See “Item 1A. Risk Factors” and “Item 1C. Cybersecurity” for a discussion of cybersecurity risks affecting the Registrants and the related strategies for managing these risks.

Competition

See "Competition" under each of PPL's reportable segments in "Item 1. Business - General - Segment Information" and "Item 1A. Risk Factors" for a discussion of competitive factors affecting the Registrants.

New Accounting Guidance

There has been no new accounting guidance adopted in 2023, please refer to Note 21 for discussion of significant accounting guidance pending adoption as of December 31, 2023.

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

Increase (Decrease)
Actuarial assumption
Discount Rate	(0.25%)
Expected Return on Plan Assets	(0.25%)
Rate of Compensation Increase	0.25%

	Increase (Decrease)	Increase (Decrease)	(Increase) Decrease	Increase (Decrease)	Increase (Decrease)
Actuarial assumption	Defined Benefit Asset	Defined Benefit Liabilities	AOCI (pre-tax)	Net Regulatory Assets	Defined Benefit Costs
PPL
Discount rates	$(21)	$(80)	$27	$74	$—
Expected return on plan assets	n/a	n/a	n/a	n/a	10
Rate of compensation increase	(3)	(7)	3	7	1

PPL Electric
Discount rates	—	(35)	—	35	(1)
Expected return on plan assets	n/a	n/a	—	n/a	4
Rate of compensation increase	—	(3)	—	3	—

LG&E
Discount rates	(9)	1	n/a	10	1
Expected return on plan assets	n/a	n/a	n/a	n/a	1
Rate of compensation increase	(1)	—	n/a	1	—

KU
Discount rates	(7)	1	n/a	8	—
Expected return on plan assets	n/a	n/a	n/a	n/a	1
Rate of compensation increase	(1)	—	n/a	1	—

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

See Note 7 to the Financial Statements for regulatory assets and regulatory liabilities recorded at December 31, 2023 and 2022, as well as additional information on those regulatory assets and liabilities. All regulatory assets are either currently being recovered under specific rate orders, represent amounts that are expected to be recovered in future rates or benefit future periods based upon established regulatory practices.

Price Risk Management (PPL)

See "Financial Condition - Risk Management" above.

Goodwill Impairment (PPL, LG&E and KU)

Goodwill is tested for impairment at the reporting unit level. The reporting units of PPL include the Kentucky Regulated reporting unit, the Pennsylvania Regulated reporting unit, and the Rhode Island Regulated reporting unit. LG&E and KU are each single reporting units. A goodwill impairment test is performed annually or more frequently if events or changes in circumstances indicate that the carrying amount of the reporting unit may be greater than the reporting unit's fair value.

The fair value of a reporting unit is compared with the carrying value and an impairment charge is recognized if the carrying amount exceeds the fair value of the reporting unit.

PPL, for its reporting units, and individually, LG&E and KU, may elect either to initially make a qualitative evaluation about the likelihood of an impairment of goodwill or to bypass the qualitative evaluation and test goodwill for impairment using a quantitative test. See "Long-Lived and Intangible Assets - Asset Impairment (Excluding Investments)" in Note 1 to the

Financial Statements for further discussion of goodwill impairment tests. See Note 18 to the Financial Statements for information on goodwill balances by reportable segment at December 31, 2023.

As of October 1, 2023, PPL, for its reporting units, and individually, LG&E and KU, elected to perform the qualitative step zero evaluation of goodwill. These evaluations considered the excess of fair value over the carrying value of each reporting unit that was calculated during step one of the quantitative impairment tests performed in the fourth quarter of 2022, and the relevant events and circumstances that occurred since those tests were performed including:

•current year financial performance versus the prior year,
•changes in planned capital expenditures,
•the consistency of forecasted free cash flows,
•earnings quality and sustainability,
•changes in market participant discount rates,
•changes in long-term growth rates,
•changes in PPL's market capitalization, and
•the overall economic and regulatory environments in which these regulated entities operate.

Based on these evaluations, management concluded it was not more likely than not that the fair value of these reporting units was less than their carrying value. As such, the step one quantitative impairment test was not performed and no impairment was recognized.

Asset Retirement Obligations (LG&E and KU)

ARO liabilities are required to be recognized for legal obligations associated with the retirement of long-lived assets. Initial obligations are measured at estimated fair value. An ARO must be recognized when incurred if the fair value of the ARO can be reasonably estimated. An equivalent amount is recorded as an increase in the value of the capitalized asset and amortized to expense, regulatory assets or regulatory liabilities over the asset's useful life.

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

See "Long-Lived and Intangible Assets - Asset Retirement Obligations" in Note 1, Note 7 and Note 19 to the Financial Statements for additional information on AROs.

At December 31, 2023, the total recorded balances and information on the most significant recorded AROs were as follows.

		Most Significant AROs
	Total ARO Recorded	Amount Recorded	% of Total	Description
LG&E	$85	$63	74	Ponds, landfills and natural gas mains
KU	66	37	56	Ponds and landfills

The most significant assumptions surrounding AROs are the forecasted retirement costs (including settlement dates and the timing of cash flows), discount and inflation rates. At December 31, 2023, a 10% increase to retirement cost would increase these ARO liabilities by $7 million at LG&E and $11 million at KU. A 0.25% decrease in the discount rate would increase these ARO liabilities by $5 million at LG&E and $1 million at KU and a 0.25% increase in the inflation rate would increase these ARO liabilities by $4 million at LG&E. There would be no significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability as a result of these changes in assumptions.

Revenue Recognition - Unbilled Revenues (PPL, LG&E and KU)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and the Board of Directors of PPL Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PPL Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Regulatory Assets and Liabilities– Impact of Rate-Regulation on Regulatory Assets and Liabilities and Related Disclosures – Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

As discussed in Note 1 to the financial statements, the Company owns and operates four cost-based rate-regulated utilities for which rates are set by regulatory commissions to enable the regulated utility to recover the costs of providing electric or gas service, as applicable, and to provide a reasonable return to shareholders. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by generally accepted accounting principles and reflect the effects of regulatory actions.

Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. The accounting for regulatory assets and regulatory liabilities is based on specific rate orders or, in certain cases, regulatory commission precedent for transactions or events. While the Company has indicated that it expects to recover costs from customers through regulated rates, there is a risk that the regulatory commissions will not approve full recovery of and return on such costs or approve recovery on a timely basis in future regulatory decisions.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in continually assessing whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory environments, the ability to recover costs through regulated rates, and recent rate orders. Auditing these judgments required specialized knowledge of accounting for rate regulation due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by regulatory commissions included the following, among others:

•We tested the effectiveness of management’s internal controls over evaluating the likelihood of recovery or refund in future rates of costs deferred as regulatory assets and liabilities. We tested the effectiveness of management’s internal controls over the recognition of amounts as regulatory assets or liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We obtained and read relevant regulatory orders issued by the regulatory commissions for the Company and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances.

•We evaluated the Company’s disclosures related to the impacts of rate-regulation, including the balances recorded and regulatory developments.

/s/ Deloitte & Touche LLP

Morristown, New Jersey
February 16, 2024

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowner and the Board of Directors of PPL Electric Utilities Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PPL Electric Utilities Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Assets and Liabilities– Impact of Rate-Regulation on Regulatory Assets and Liabilities and Related Disclosures – Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

As discussed in Note 1 to the financial statements, PPL Electric Utilities Company (PPL Electric) is a cost-based rate-regulated utility for which rates are set by regulatory commissions to enable the regulated utility to recover the costs of providing electric service and to provide a reasonable return to shareholders. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by generally accepted accounting principles and reflect the effects of regulatory actions.

Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. The accounting for regulatory assets and regulatory liabilities is based on specific rate orders or, in certain cases, regulatory commission precedent for transactions or events. While PPL Electric has indicated that it expects to recover costs from customers through regulated rates, there is a risk that the regulatory commissions will not approve full recovery of and return on such costs or approve recovery on a timely basis in future regulatory decisions.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in continually assessing whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory environments, the ability to recover costs through regulated rates, and recent rate orders. Auditing these judgments required specialized knowledge of accounting for rate regulation due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by regulatory commissions included the following, among others:
•We tested the effectiveness of management’s internal controls over evaluating the likelihood of recovery or refund in future rates of costs deferred as regulatory assets and liabilities. We tested the effectiveness of management’s internal controls over the recognition of amounts as regulatory assets or liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We obtained and read relevant regulatory orders issued by the regulatory commissions for PPL Electric and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances.

•We evaluated PPL Electric’s disclosures related to the impacts of rate-regulation, including the balances recorded and regulatory developments.

/s/ Deloitte & Touche LLP

Morristown, New Jersey
February 16, 2024

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of Louisville Gas and Electric Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Louisville Gas and Electric Company (the "Company") as of December 31, 2023 and 2022, the related statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Assets and Liabilities– Impact of Rate-Regulation on Regulatory Assets and Liabilities and Related Disclosures – Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

As discussed in Note 1 to the financial statements, Louisville Gas & Electric Company (LG&E) is a cost-based rate-regulated utility for which rates are set by regulatory commissions to enable the regulated utility to recover the costs of providing electric or gas services, as applicable, and to provide a reasonable return to shareholders. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by generally accepted accounting principles and reflect the effects of regulatory actions.

Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. The accounting for regulatory assets and regulatory liabilities is based on specific rate orders or, in certain cases, regulatory commission precedent for transactions or events. While LG&E has indicated that it expects to recover costs from customers through regulated rates, there is a risk that the regulatory commissions will not approve full recovery of and return on such costs or approve recovery on a timely basis in future regulatory decisions.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in continually assessing whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory environments, the ability to recover costs through regulated rates, and recent rate orders. Auditing these judgments required specialized knowledge of accounting for rate regulation due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by regulatory commissions included the following, among others:

•We tested the effectiveness of management’s internal controls over evaluating the likelihood of recovery or refund in future rates of costs deferred as regulatory assets and liabilities. We tested the effectiveness of management’s internal controls over the recognition of amounts as regulatory assets or liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We obtained and read relevant regulatory orders issued by the regulatory commissions for LG&E and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances.

•We evaluated LG&E’s disclosures related to the impacts of rate-regulation, including the balances recorded and regulatory developments.

/s/ Deloitte & Touche LLP

Louisville, Kentucky
February 16, 2024

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of Kentucky Utilities Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kentucky Utilities Company (the "Company") as of December 31, 2023 and 2022, the related statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Assets and Liabilities– Impact of Rate-Regulation on Regulatory Assets and Liabilities and Related Disclosures – Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

As discussed in Note 1 to the financial statements, Kentucky Utilities Company (KU) is a cost-based rate-regulated utility for which rates are set by regulatory commissions to enable the regulated utility to recover the costs of providing electric service and to provide a reasonable return to shareholders. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by generally accepted accounting principles and reflect the effects of regulatory actions.

Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. The accounting for regulatory assets and regulatory liabilities is based on specific rate orders or, in certain cases, regulatory commission precedent for transactions or events. While KU has indicated that it expects to recover costs from customers through regulated rates, there is a risk that the regulatory commissions will not approve full recovery of and return on such costs or approve recovery on a timely basis in future regulatory decisions.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in continually assessing whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory environments, the ability to recover costs through regulated rates, and recent rate orders. Auditing these judgments required specialized knowledge of accounting for rate regulation due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by regulatory commissions included the following, among others:

•We tested the effectiveness of management’s internal controls over evaluating the likelihood of recovery or refund in future rates of costs deferred as regulatory assets and liabilities. We tested the effectiveness of management’s internal controls over the recognition of amounts as regulatory assets or liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We obtained and read relevant regulatory orders issued by the regulatory commissions for KU and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances.

•We evaluated KU’s disclosures related to the impacts of rate-regulation, including the balances recorded and regulatory developments.

/s/ Deloitte & Touche LLP

Louisville, Kentucky
February 16, 2024

We have served as the Company’s auditor since 2015.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except share data)

	2023	2022	2021
Operating Revenues	$8,312	$7,902	$5,783

Operating Expenses
Operation
Fuel	733	931	710
Energy purchases	1,841	1,686	752
Other operation and maintenance	2,462	2,398	1,608
Depreciation	1,254	1,181	1,082
Taxes, other than income	392	332	207
Total Operating Expenses	6,682	6,528	4,359

Operating Income	1,630	1,374	1,424

Other Income (Expense) - net (Note 15)	(40)	54	15

Interest Expense	666	513	918

Income from Continuing Operations Before Income Taxes	924	915	521

Income Taxes	184	201	503

Income from Continuing Operations After Income Taxes	740	714	18

Income (Loss) from Discontinued Operations (net of income taxes) (Note 9)	—	42	(1,498)

Net Income (Loss)	$740	$756	$(1,480)

Earnings Per Share of Common Stock:
Basic
Income from Continuing Operations After Income Taxes	$1.00	$0.97	$0.03
Income (Loss) from Discontinued Operations (net of income taxes)	—	0.06	(1.96)
Net Income (Loss) Available to PPL Common Shareowners	$1.00	$1.03	$(1.93)

Diluted
Income from Continuing Operations After Income Taxes	$1.00	$0.96	$0.03
Income (Loss) from Discontinued Operations (net of income taxes)	—	0.06	(1.96)
Net Income (Loss) Available to PPL Common Shareowners	$1.00	$1.02	$(1.93)

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	737,036	736,027	762,902
Diluted	738,166	736,902	764,819

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2023	2022	2021
Net income (loss)	$740	$756	$(1,480)

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $0, $0, ($123)	—	—	372
Qualifying derivatives, net of tax of $0, $0, $11	—	—	(39)
Equity investees' other comprehensive income (loss), net tax of $0, $0, $0	1	2	—
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0	—	(1)	—
Net actuarial gain (loss), net of tax of $15, ($2), $1	(41)	11	(1)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of $0, ($1), ($5)	3	2	25
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1), ($1)	1	2	2
Net actuarial (gain) loss, net of tax of $0, ($7), ($33)	(3)	17	126
Reclassifications from AOCI due to sale of the U.K. utility business - (gains) losses, net of tax expense (benefit):
Foreign currency translation adjustments, net of tax of $0, $0, $140	—	—	786
Qualifying derivatives, net of tax of $0, $0, $0	—	—	15
Defined benefit plans:
Prior service costs, net of tax of $0, $0, ($2)	—	—	8
Net actuarial (gain) loss, net of tax of $0, $0, ($798)	—	—	2,769
Total other comprehensive income (loss)	(39)	33	4,063

Comprehensive income	$701	$789	$2,583

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2023	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$740	$756	$(1,480)
Loss (income) from discontinued operations (net of income taxes)	—	(42)	1,498
Income from continuing operations (net of income taxes)	740	714	18
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,254	1,181	1,082
Amortization	81	52	39
Defined benefit plans - expense (income)	(73)	(16)	10
Deferred income taxes and investment tax credits	322	179	87
Stock compensation expense	33	37	37
Loss on sale of Safari Holdings	—	60	—
Impairment of solar panels	—	—	37
Loss on extinguishment of debt	—	—	395
Other	(29)	14	(27)
Change in current assets and current liabilities
Accounts receivable	(170)	(176)	(14)
Accounts payable	(72)	358	24
Unbilled revenues	128	(197)	(5)
Fuel, materials and supplies	(60)	(90)	(21)
Taxes payable	6	(80)	27
Regulatory assets and liabilities, net	(37)	(119)	52
Accrued interest	27	1	(32)
Other	39	(89)	(9)
Other operating activities
Defined benefit plans - funding	(13)	(12)	(53)
Other assets	(69)	(126)	(111)
Other liabilities	(349)	39	8
Net cash provided by operating activities - continuing operations	1,758	1,730	1,544
Net cash provided by operating activities - discontinued operations	—	—	726
Net cash provided by operating activities	1,758	1,730	2,270
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(2,390)	(2,155)	(1,973)
Proceeds from sale of Safari Holdings, net of cash divested	—	146	—
Proceeds from sale of U.K. utility business, net of cash divested	—	—	10,560
Acquisition of Narragansett Electric, net of cash acquired	—	(3,660)	—
Other investing activities	7	15	(23)
Net cash provided by (used in) investing activities - continuing operations	(2,383)	(5,654)	8,564
Net cash provided by (used in) investing activities - discontinued operations	—	—	(607)
Net cash provided by (used in) investing activities	(2,383)	(5,654)	7,957
Cash Flows from Financing Activities
Issuance of long-term debt	3,252	850	650
Retirement of long-term debt	(1,854)	(264)	(4,606)
Payment of common stock dividends	(704)	(787)	(1,279)
Purchase of treasury stock	—	—	(1,003)
Retirement of term loan	—	—	(300)
Retirement of commercial paper	—	—	(73)
Net increase (decrease) in short-term debt	7	916	(726)
Other financing activities	(51)	(6)	(7)
Net cash provided by (used in) financing activities - continuing operations	650	709	(7,344)
Net cash provided by (used in) financing activities - discontinued operations	—	—	(411)
Contributions from discontinued operations	—	—	365
Net cash provided by (used in) financing activities	650	709	(7,390)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash included in Discontinued Operations	—	—	8
Net (Increase) Decrease in Cash, Cash Equivalents and Restricted Cash included in Discontinued Operations	—	—	284
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	25	(3,215)	3,129
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	357	3,572	443
Cash, Cash Equivalents and Restricted Cash at End of Period	$382	$357	$3,572

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest - net of amount capitalized	$604	$462	$191
Income taxes - net	$281	$163	$284
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$220	$269	$245
 The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2023	2022
Assets
Current Assets
Cash and cash equivalents	$331	$356
Accounts receivable (less reserve: 2023, $123; 2022, $87)
Customer	950	896
Other	271	150
Unbilled revenues (less reserve: 2023, $4; 2022, $6)	428	552
Fuel, materials and supplies	505	443
Prepayments	103	92
Regulatory assets	293	258
Other current assets	51	77
Total Current Assets	2,932	2,824

Property, Plant and Equipment
Regulated utility plant	38,608	36,961
Less: accumulated depreciation - regulated utility plant	9,156	8,352
Regulated utility plant, net	29,452	28,609
Non-regulated property, plant and equipment	72	92
Less: accumulated depreciation - non-regulated property, plant and equipment	23	46
Non-regulated property, plant and equipment, net	49	46
Construction work in progress	1,917	1,583
Property, Plant and Equipment, net	31,418	30,238

Other Noncurrent Assets
Regulatory assets	1,874	1,819
Goodwill	2,247	2,248
Other intangibles	306	313
Other noncurrent assets (less reserve for accounts receivable: 2023, $2; 2022, $2)	459	395
Total Other Noncurrent Assets	4,886	4,775

Total Assets	$39,236	$37,837

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2023	2022
Liabilities and Equity
Current Liabilities
Short-term debt	$992	$985
Long-term debt due within one year	1	354
Accounts payable	1,104	1,201
Taxes	130	124
Interest	124	97
Dividends	173	166
Regulatory liabilities	225	238
Other current liabilities	591	624
Total Current Liabilities	3,340	3,789

Long-term Debt	14,611	12,889

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,105	3,007
Investment tax credits	114	117
Accrued pension obligations	275	206
Asset retirement obligations	133	138
Regulatory liabilities	3,340	3,412
Other deferred credits and noncurrent liabilities	385	361
Total Deferred Credits and Other Noncurrent Liabilities	7,352	7,241

Commitments and Contingent Liabilities (Notes 7 and 13)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,326	12,317
Treasury stock	(948)	(967)
Earnings reinvested	2,710	2,681
Accumulated other comprehensive loss	(163)	(124)
Total Shareowners' Common Equity	13,933	13,915
Noncontrolling interests	—	3
Total Equity	13,933	13,918

Total Liabilities and Equity	$39,236	$37,837

(a)1,560,000 shares authorized; 770,013 shares issued and 737,130 shares outstanding at December 31, 2023. 1,560,000 shares authorized; 770,013 shares issued and 736,487 shares outstanding at December 31, 2022.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Treasury Stock	Earnings reinvested	Accumulated other comprehensive loss	Noncontrolling interest	Total
December 31, 2020	768,907	$8	$12,270	$—	$5,315	$(4,220)	$—	$13,373
Common stock issued	983		29					29
Treasury stock	(34,778)			(1,003)				(1,003)
Stock-based compensation			4					4
Net income (loss)					(1,480)			(1,480)
Dividends and dividend equivalents (b)					(1,263)			(1,263)
Other comprehensive income (loss)						4,063		4,063
December 31, 2021	735,112	$8	$12,303	$(1,003)	$2,572	$(157)	$—	$13,723

Common stock issued	123		5					5
Treasury stock	1,252			36				36
Stock-based compensation			9					9
Net income (loss)					756			756
Dividends and dividend equivalents (b)					(647)			(647)
Preferred stock							3	3
Other comprehensive income (loss)						33		33
December 31, 2022	736,487	$8	$12,317	$(967)	$2,681	$(124)	$3	$13,918

Treasury stock issued	643		4	19				23
Stock-based compensation			5					5
Net income (loss)					740			740
Dividends and dividend equivalents (b)					(711)			(711)
Preferred stock							(3)	(3)
Other comprehensive income (loss)						(39)		(39)
December 31, 2023	737,130	$8	$12,326	$(948)	$2,710	$(163)	$—	$13,933

(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock at December 31, 2023, 2022 and 2021 were: $0.960, $0.875 and $1.660.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2023	2022	2021
Operating Revenues	$3,008	$3,030	$2,402

Operating Expenses
Operation
Energy purchases	992	1,048	566
Other operation and maintenance	605	605	557
Depreciation	397	393	424
Taxes, other than income	143	149	120
Total Operating Expenses	2,137	2,195	1,667

Operating Income	871	835	735

Other Income (Expense) - net	39	30	21

Interest Income from Affiliate	—	5	5

Interest Expense	223	171	162

Income Before Income Taxes	687	699	599

Income Taxes	168	174	154

Net Income (a)	$519	$525	$445

(a)Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2023	2022	2021
Cash Flows from Operating Activities
Net income	$519	$525	$445
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	397	393	424
Amortization	41	22	19
Defined benefit plans expense (income)	(42)	(23)	(10)
Deferred income taxes and investment tax credits	46	91	79
Other	(24)	(11)	(19)
Change in current assets and current liabilities
Accounts receivable	(78)	(47)	(9)
Accounts payable	13	46	(3)
Unbilled revenues	75	(95)	(8)
Materials and supplies	(30)	(11)	(5)
Prepayments	2	(2)	(4)
Regulatory assets and liabilities, net	(38)	(59)	96
Taxes payable	15	5	14
Accrued interest	8	—	—
Other	9	(19)	(1)
Other operating activities
Defined benefit plans - funding	(5)	—	(21)
Other assets	3	(47)	(12)
Other liabilities	1	(11)	(16)
Net cash provided by operating activities	912	757	969

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(956)	(886)	(898)
Expenditures for intangible assets	(6)	(2)	(6)
Net (increase) decrease in notes receivable from affiliate	—	499	(499)
Other investing activities	4	2	3
Net cash used in investing activities	(958)	(387)	(1,400)

Cash Flows from Financing Activities
Issuance of long-term debt	1,329	250	650
Retirement of long-term debt	(1,240)	(250)	(400)
Contributions from parent	206	—	1,075
Payment of common stock dividends to parent	(323)	(340)	(334)
Return of capital to parent	(250)	(170)	(574)
Net increase in short-term debt	364	145	—
Debt issuance costs	(14)	—	—
Other financing activities	—	(1)	(5)
Net cash provided by (used in) financing activities	72	(366)	412

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	26	4	(19)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	25	21	40
Cash, Cash Equivalents and Restricted Cash at End of Period	$51	$25	$21

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest - net of amount capitalized	$205	$164	$156
Income taxes - net	$92	$111	$64
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$122	$133	$118
The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2023	2022
Assets
Current Assets
Cash and cash equivalents	$51	$25
Accounts receivable (less reserve: 2023, $46; 2022, $28)
Customer	434	357
Other	8	12
Accounts receivable from affiliates	10	3
Unbilled revenues (less reserve: 2023, $2; 2022, $2)	149	224
Materials and supplies	99	69
Prepayments	44	34
Regulatory assets	57	13
Other current assets	17	22
Total Current Assets	869	759

Property, Plant and Equipment
Regulated utility plant	15,575	14,794
Less: accumulated depreciation - regulated utility plant	3,822	3,544
Regulated utility plant, net	11,753	11,250
Construction work in progress	680	593
Property, Plant and Equipment, net	12,433	11,843

Other Noncurrent Assets
Regulatory assets	598	568
Intangibles	269	269
Other noncurrent assets (less reserve for accounts receivable: 2023, $2; 2022, $2)	125	126
Total Other Noncurrent Assets	992	963

Total Assets	$14,294	$13,565

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2023	2022
Liabilities and Equity
Current Liabilities
Short-term debt	$509	$145
Long-term debt due within one year	—	340
Accounts payable	454	480
Accounts payable to affiliates	44	16
Taxes	51	36
Interest	43	35
Regulatory liabilities	91	85
Other current liabilities	100	86
Total Current Liabilities	1,292	1,223

Long-term Debt	4,567	4,146

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,573	1,514
Regulatory liabilities	836	820
Other deferred credits and noncurrent liabilities	123	111
Total Deferred Credits and Other Noncurrent Liabilities	2,532	2,445

Commitments and Contingent Liabilities (Notes 7 and 13)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	4,040	4,084
Earnings reinvested	1,499	1,303
Total Equity	5,903	5,751

Total Liabilities and Equity	$14,294	$13,565

(a)170,000 shares authorized; 66,368 shares issued and outstanding at December 31, 2023 and December 31, 2022.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2020	66,368	$364	$3,753	$1,007	$5,124
Net income				445	445
Capital contributions from parent			1,075		1,075
Return of capital to parent			(574)		(574)
Dividends declared on common stock				(334)	(334)
December 31, 2021	66,368	$364	$4,254	$1,118	$5,736

Net income				525	525
Return of capital to parent			(170)		(170)
Dividends declared on common stock				(340)	(340)
December 31, 2022	66,368	$364	$4,084	$1,303	$5,751

Net income				519	519
Capital contributions from parent			206		206
Return of capital to parent			(250)		(250)
Dividends declared on common stock				(323)	(323)
December 31, 2023	66,368	$364	$4,040	$1,499	$5,903

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)

	2023	2022	2021
Operating Revenues
Retail and wholesale	$1,580	$1,762	$1,545
Electric revenue from affiliate	33	36	24
Total Operating Revenues	1,613	1,798	1,569

Operating Expenses
Operation
Fuel	286	346	265
Energy purchases	168	245	167
Energy purchases from affiliate	12	25	23
Other operation and maintenance	364	416	400
Depreciation	302	298	279
Taxes, other than income	48	48	46
Total Operating Expenses	1,180	1,378	1,180

Operating Income	433	420	389

Other Income (Expense) – net	3	4	(5)

Interest Income from Affiliates	1	—	—

Interest Expense	102	89	81

Income Before Income Taxes	335	335	303

Income Taxes	69	63	54

Net Income (a)	$266	$272	$249

(a)Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)

	2023	2022	2021
Cash Flows from Operating Activities
Net income	$266	$272	$249
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	302	298	279
Amortization	14	5	2
Defined benefit plans - expense	—	—	1
Deferred income taxes and investment tax credits	(14)	(6)	8
Other	(7)	4	—
Change in current assets and current liabilities
Accounts receivable	40	(19)	(11)
Accounts receivable from affiliates	7	(5)	(13)
Accounts payable	(40)	22	32
Accounts payable to affiliates	(8)	30	(4)
Unbilled revenues	24	(32)	(1)
Fuel, materials and supplies	24	(28)	(17)
Regulatory assets and liabilities, net	25	17	(23)
Taxes payable	—	7	2
Accrued interest	5	—	—
Other	1	5	(18)
Other operating activities
Defined benefit plans - funding	1	(2)	(3)
Expenditures for asset retirement obligations	(11)	(13)	(27)
Other assets	(21)	(8)	2
Other liabilities	1	(4)	—
Net cash provided by operating activities	609	543	458
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(378)	(371)	(466)
Other investing activities	—	11	—
Net cash used in investing activities	(378)	(360)	(466)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	—	(324)	324
Issuance of long-term debt	464	300	—
Retirement of long-term debt	(300)	—	—
Payment of common stock dividends to parent	(166)	(275)	(192)
Contributions from parent	67	90	74
Return of capital to parent	(161)	—	—
Retirement of commercial paper	—	—	(41)
Net increase (decrease) in short-term debt	(179)	110	(152)
Other financing activities	(5)	—	(3)
Net cash provided by (used in) financing activities	(280)	(99)	10
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(49)	84	2
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	93	9	7
Cash, Cash Equivalents and Restricted Cash at End of Period	$44	$93	$9

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest - net of amount capitalized	$93	$83	$77
Income taxes - net	$84	$57	$52
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$30	$43	$60

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)

	2023	2022
Assets
Current Assets
Cash and cash equivalents	$18	$93
Accounts receivable (less reserve: 2023, $6; 2022, $3)
Customer	116	157
Other	17	13
Unbilled revenues (less reserve: 2023, $0; 2022, $0)	88	112
Accounts receivable from affiliates	29	37
Fuel, materials and supplies	143	166
Prepayments	11	13
Regulatory assets	7	23
Other current assets	—	2
Total Current Assets	429	616

Property, Plant and Equipment
Regulated utility plant	7,669	7,429
Less: accumulated depreciation - regulated utility plant	1,549	1,355
Regulated utility plant, net	6,120	6,074
Construction work in progress	312	268
Property, Plant and Equipment, net	6,432	6,342

Other Noncurrent Assets
Regulatory assets	395	373
Goodwill	389	389
Other intangibles	18	24
Other noncurrent assets	90	66
Total Other Noncurrent Assets	892	852

Total Assets	$7,753	$7,810

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)

	2023	2022
Liabilities and Equity
Current Liabilities
Short-term debt	$—	$179
Accounts payable	115	165
Accounts payable to affiliates	49	60
Customer deposits	34	32
Taxes	41	41
Price risk management liabilities	1	1
Regulatory liabilities	16	7
Interest	21	15
Asset retirement obligations	13	13
Other current liabilities	47	46
Total Current Liabilities	337	559

Long-term Debt	2,469	2,307

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	776	771
Investment tax credits	31	31
Price risk management liabilities	6	6
Asset retirement obligations	72	73
Regulatory liabilities	827	833
Other deferred credits and noncurrent liabilities	63	64
Total Deferred Credits and Other Noncurrent Liabilities	1,775	1,778

Commitments and Contingent Liabilities (Notes 7 and 13)

Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,993	2,087
Earnings reinvested	755	655
Total Equity	3,172	3,166

Total Liabilities and Equity	$7,753	$7,810

(a)75,000 shares authorized; 21,294 shares issued and outstanding at December 31, 2023 and December 31, 2022.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2020	21,294	$424	$1,923	$601	$2,948
Net income				249	249
Capital contributions from parent			74		74
Cash dividends declared on common stock				(192)	(192)
December 31, 2021	21,294	$424	$1,997	$658	$3,079

Net income				272	272
Capital contributions from parent			90		90
Cash dividends declared on common stock				(275)	(275)
December 31, 2022	21,294	$424	$2,087	$655	$3,166

Net income				266	266
Capital contributions from parent			67		67
Return of capital to parent			(161)		(161)
Cash dividends declared on common stock				(166)	(166)
December 31, 2023	21,294	$424	$1,993	$755	$3,172

(a)Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)

	2023	2022	2021
Operating Revenues
Retail and wholesale	$1,872	$2,049	$1,803
Electric revenue from affiliate	12	25	23
Total Operating Revenues	1,884	2,074	1,826

Operating Expenses
Operation
Fuel	447	585	445
Energy purchases	24	28	19
Energy purchases from affiliate	33	36	24
Other operation and maintenance	427	487	463
Depreciation	392	386	366
Taxes, other than income	45	45	41
Total Operating Expenses	1,368	1,567	1,358

Operating Income	516	507	468

Other Income (Expense) – net	8	8	4

Interest Expense	134	117	109

Interest Expense from Affiliate	1	—	—

Income Before Income Taxes	389	398	363

Income Taxes	77	76	67

Net Income (a)	$312	$322	$296

(a)Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)

	2023	2022	2021
Cash Flows from Operating Activities
Net income	$312	$322	$296
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	392	386	366
Amortization	20	18	12
Defined benefit plans - expense (income)	(5)	(4)	(3)
Deferred income taxes and investment tax credits	(10)	2	1
Other	(2)	3	(3)
Change in current assets and current liabilities
Accounts receivable	16	(16)	6
Accounts receivable from affiliates	—	—	1
Accounts payable	(26)	26	(12)
Accounts payable to affiliates	(24)	37	15
Unbilled revenues	17	(23)	6
Fuel, materials and supplies	(17)	(41)	1
Regulatory assets and liabilities, net	25	(19)	(22)
Taxes payable	5	7	(10)
Accrued interest	5	1	—
Other	(4)	(3)	(18)
Other operating activities
Defined benefit plans - funding	—	(1)	(1)
Expenditures for asset retirement obligations	(28)	(29)	(36)
Other assets	(25)	(1)	9
Other liabilities	(4)	(4)	—
Net cash provided by operating activities	647	661	608
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(572)	(547)	(560)
Other investing activities	6	—	4
Net cash used in investing activities	(566)	(547)	(556)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	—	(294)	294
Issuance of long-term debt	459	300	—
Retirement of long-term debt	(313)	—	—
Payment of common stock dividends to parent	(190)	(296)	(250)
Contributions from parent	76	84	100
Return of capital to parent	(84)	—	—
Retirement of commercial paper	—	—	(32)
Net increase (decrease) in short-term debt	(8)	101	(171)
Other financing activities	(4)	(1)	(2)
Net cash used in financing activities	(64)	(106)	(61)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	17	8	(9)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	21	13	22
Cash, Cash Equivalents and Restricted Cash at End of Period	$38	$21	$13

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest - net of amount capitalized	$125	$112	$105
Income taxes - net	$78	$78	$72
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$38	$56	$67

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)

	2023	2022
Assets
Current Assets
Cash and cash equivalents	$14	$21
Accounts receivable (less reserve: 2023, $2; 2022, $3)
Customer	143	158
Other	12	13
Unbilled revenues (less reserve: 2023, $0; 2022, $0)	97	114
Fuel, materials and supplies	185	167
Prepayments	13	14
Regulatory assets	3	32
Other current assets	1	1
Total Current Assets	468	520

Property, Plant and Equipment
Regulated utility plant	9,896	9,515
Less: accumulated depreciation - regulated utility plant	2,476	2,201
Regulated utility plant, net	7,420	7,314
Construction work in progress	604	522
Property, Plant and Equipment, net	8,024	7,836

Other Noncurrent Assets
Regulatory assets	439	442
Goodwill	607	607
Other intangibles	19	21
Other noncurrent assets	157	116
Total Other Noncurrent Assets	1,222	1,186

Total Assets	$9,714	$9,542

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)

	2023	2022
Liabilities and Equity
Current Liabilities
Short-term debt	$93	$101
Long-term debt due within one year	—	13
Accounts payable	80	123
Accounts payable to affiliates	72	101
Customer deposits	35	33
Taxes	32	26
Regulatory liabilities	1	6
Interest	24	19
Asset retirement obligations	13	26
Other current liabilities	52	51
Total Current Liabilities	402	499

Long-term Debt	3,064	2,907

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	912	896
Investment tax credits	83	85
Asset retirement obligations	53	56
Regulatory liabilities	1,018	1,029
Other deferred credits and noncurrent liabilities	30	32
Total Deferred Credits and Other Noncurrent Liabilities	2,096	2,098

Commitments and Contingent Liabilities (Notes 7 and 13)

Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	3,033	3,041
Earnings reinvested	811	689
Total Equity	4,152	4,038

Total Liabilities and Equity	$9,714	$9,542

(a)     80,000 shares authorized; 37,818 shares issued and outstanding at December 31, 2023 and December 31, 2022.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Kentucky Utilities Company
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2020	37,818	$308	$2,857	$617	$3,782
Net income				296	296
Capital contributions from parent			100		100
Cash dividends declared on common stock				(250)	(250)
December 31, 2021	37,818	$308	$2,957	$663	$3,928

Net income				322	322
Capital contributions from parent			84		84
Cash dividends declared on common stock				(296)	(296)
December 31, 2022	37,818	$308	$3,041	$689	$4,038

Net income				312	312
Capital contributions from parent			76		76
Return of capital to parent			(84)		(84)
Cash dividends declared on common stock				(190)	(190)
December 31, 2023	37,818	$308	$3,033	$811	$4,152

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

COMBINED NOTES TO FINANCIAL STATEMENTS

Index to Combined Notes to Consolidated Financial Statements

The notes to the consolidated financial statements that follow are a combined presentation. The following list indicates the Registrants to which the footnotes apply:

Registrant
	PPL	PPL Electric	LG&E	KU
1. Summary of Significant Accounting Policies	x	x	x	x
2. Segment and Related Information	x	x	x	x
3. Revenue from Contracts with Customers	x	x	x	x
4. Preferred Securities	x	x	x	x
5. Earnings Per Share	x
6. Income and Other Taxes	x	x	x	x
7. Utility Rate Regulation	x	x	x	x
8. Financing Activities	x	x	x	x
9. Acquisitions, Development and Divestitures	x
10. Leases	x	x	x	x
11. Retirement and Postemployment Benefits	x	x	x	x
12. Jointly Owned Facilities	x		x	x
13. Commitments and Contingencies	x	x	x	x
14. Related Party Transactions		x	x	x
15. Other Income (Expense) - net	x	x
16. Fair Value Measurements	x	x	x	x
17. Derivative Instruments and Hedging Activities	x	x	x	x
18. Goodwill and Other Intangible Assets	x	x	x	x
19. Asset Retirement Obligations	x	x	x	x
20. Accumulated Other Comprehensive Income (Loss)	x
21. New Accounting Guidance Pending Adoption	x	x	x	x

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

On March 17, 2021, PPL WPD Limited entered into a share purchase agreement to sell PPL's U.K. utility business, which prior to its sale substantially represented PPL's U.K. Regulated segment, to a subsidiary of National Grid plc. The sale was completed on June 14, 2021. The results of operations of the U.K. utility business are classified as Discontinued Operations on PPL's Statements of Income for 2022 and 2021. PPL has elected to separately report the cash flows of continuing and discontinued operations on the Statements of Cash Flows for 2022 and 2021. Unless otherwise noted, the notes to these financial statements exclude amounts related to discontinued operations. See Note 9 for additional information.

On May 25, 2022, PPL Rhode Island Holdings, a wholly-owned subsidiary of PPL, acquired 100% of the outstanding shares of common stock of Narragansett Electric from National Grid U.S., a subsidiary of National Grid plc. Narragansett Electric, whose service area covers substantially all of Rhode Island, is primarily engaged in the transmission, distribution and sale of electricity and the distribution and sale of natural gas. The results of Narragansett Electric are included in the consolidated results of PPL from the date of the acquisition. Following the closing of the acquisition, Narragansett Electric provides services doing business under the name Rhode Island Energy (RIE). See Note 9 for additional information.

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

(PPL and PPL Electric)

To meet their obligations as last resort providers of electricity supply to their customers, PPL Electric and RIE have entered into certain contracts that meet the definition of a derivative. However, NPNS has been elected for these contracts.

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

The changes in the allowance for doubtful accounts are included in the following table. Amounts relate to financing receivables, except as noted.

		Additions
	Balance at Beginning of Period	Charged to Income	Deductions (a)	Balance at End of Period
PPL
2023	$95	$87	$52	$130	(c)
2022	69	78	52	95	(c)
2021	73	26	30	69	(c)

PPL Electric
2023	$33	$52	$35	$50	(b)
2022	35	27	29	33	(b)
2021	41	13	19	35	(b)

LG&E
2023	$4	$4	$2	$6
2022	3	6	5	4
2021	3	4	4	3

KU
2023	$3	$3	$4	$2
2022	3	6	6	3
2021	2	8	7	3

(a)Primarily related to uncollectible accounts written off.
(b)Includes $3 million related to other accounts receivables at December 31, 2023, 2022 and 2021.
(c)Includes $41 million, $36 million and $32 million related to other accounts receivables at December 31, 2023, 2022 and 2021.

Cash

(All Registrants)

Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

(PPL, LG&E and KU)

Restricted Cash and Cash Equivalents

Bank deposits and other cash equivalents that are restricted by agreement or that have been clearly designated for a specific purpose are classified as restricted cash and cash equivalents. On the Balance Sheets, the current portion of restricted cash and cash equivalents is included in "Other current assets," while the noncurrent portion is included in "Other noncurrent assets." See Note 16 for a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the Balance Sheets to the amounts shown on the Statements of Cash Flows.

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

AFUDC is capitalized at PPL Electric and RIE as part of the construction costs for cost-based rate-regulated projects for which a return on such costs is recovered after the project is placed in service. AFUDC is capitalized at LG&E and KU for certain projects as part of the construction cost of approved projects. LG&E and KU are generally provided a return on construction work in progress for other projects. The debt component of AFUDC is credited to "Interest Expense" and the equity component is credited to "Other Income (Expense) - net" on the Statements of Income.

The Registrants capitalize interest costs as part of construction costs. Capitalized interest, including the debt component of AFUDC, for the years ended December 31 is as follows:

	2023	2022	2021
PPL	$12	$7	$6
PPL Electric	7	5	6
LG&E	1	—	—
KU	1	—	—

Depreciation

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

Following are the weighted-average annual rates of depreciation, for regulated utility plant, for the years ended December 31:

	2023	2022	2021
PPL	3.26%	3.21%	3.61%
PPL Electric	2.62%	2.75%	3.05%
LG&E	4.00%	4.16%	3.99%
KU	3.95%	4.01%	4.17%

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

PPL, for its reporting units, and individually, LG&E and KU, may elect either to initially make a qualitative evaluation about the likelihood of an impairment of goodwill or to bypass the qualitative evaluation and test goodwill for impairment using a quantitative test. If the qualitative evaluation (referred to as step zero) is elected and the assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, the quantitative impairment test is not necessary. However, the quantitative impairment test is required if management concludes it is more likely than not that the fair value of a reporting unit is less than the carrying amount based on the step zero assessment. If the carrying amount of the reporting unit, including goodwill, exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

As of October 1, 2023, PPL, for its reporting units, and individually, LG&E and KU, elected to perform the qualitative step zero evaluation of goodwill. These evaluations considered the excess of fair value over the carrying value of each reporting unit that was calculated during step one of the quantitative impairment tests performed in the fourth quarter of 2022, and the relevant events and circumstances that occurred since those tests were performed including:

•current year financial performance versus the prior year,
•changes in planned capital expenditures,
•the consistency of forecasted free cash flows,
•earnings quality and sustainability,
•changes in market participant discount rates,
•changes in long-term growth rates,
•changes in PPL's market capitalization, and
•the overall economic and regulatory environments in which these regulated entities operate.

Based on these evaluations, management concluded it was not more likely than not that the fair value of these reporting units was less than their carrying value. As such, the step one quantitative impairment test was not performed and no impairment was recognized.

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

PPL and its subsidiaries, excluding RIE, use an accelerated amortization method for the recognition of gains and losses for its defined benefit pension plans. Under the accelerated method, actuarial gains and losses in excess of 30% of the plan's projected benefit obligation are amortized on a straight-line basis over one-half of the required amortization period. Actuarial gains and losses in excess of 10% of the greater of the plan's projected benefit obligation or the market-related value of plan assets and less than 30% of the plan's projected benefit obligation are amortized on a straight-line basis over the full required amortization period. RIE uses the standard amortization method under GAAP for recognition of gains and losses for its defined benefit pension plan.

See Note 7 for a discussion of the regulatory treatment of defined benefit costs and Note 11 for a discussion of defined benefits.

Stock-Based Compensation (PPL)

PPL has several stock-based compensation plans for purposes of granting stock options, restricted stock, restricted stock units and performance units to certain employees as well as stock units and restricted stock units to directors. PPL grants most stock-based compensation awards in the first quarter of each year. PPL recognizes compensation expense for stock-based compensation awards based on the fair value method. Forfeitures of awards are recognized when they occur. All awards are recorded as equity or a liability on the Balance Sheets. Stock-based compensation expense is primarily included in "Other operation and maintenance" on the Statements of Income.

Taxes

Income Taxes

(All Registrants)

PPL and its domestic subsidiaries file a consolidated U.S. federal income tax return.

Significant management judgment is required in developing the Registrants' provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken on tax returns and valuation allowances on deferred tax assets.

The Registrants use a two-step process to evaluate uncertain tax positions. The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained. This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position. The second step requires an entity to recognize in its financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion. The benefit recognized is measured at the largest amount of benefit that has a likelihood of realization upon settlement that exceeds 50%. Unrecognized tax benefits are classified as current to the extent management expects to settle the uncertain tax position by payment or receipt of cash within one year of the reporting date. The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements of the Registrants in future periods. At December 31, 2023, no significant changes in unrecognized tax benefits were projected over the next 12 months.

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

The Registrants defer investment tax credits when the credits are generated and amortize the deferred amounts over the average lives of the related assets. With respect to acquired renewable tax credits, pursuant to the IRA, any benefit is recognized in the period the credits can be utilized.

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

At December 31, the following intercompany tax receivables (payables) were recorded:

	2023	2022
PPL Electric	$(21)	$2
LG&E	(5)	(6)
KU	(3)	4

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

"Fuel, materials and supplies" on the Balance Sheets consisted of the following at December 31:

	2023
	PPL	PPL Electric	LG&E	KU
Fuel	$144	$—	$50	$94
Natural gas stored underground	58	—	34	—
Materials and supplies	303	99	59	91
Total	$505	$99	$143	$185

	2022
	PPL	PPL Electric	LG&E	KU
Fuel	$125	$—	$44	$81
Natural gas stored underground	91	—	68	—
Materials and supplies	227	69	54	86
Total	$443	$69	$166	$167

(PPL)

Renewable Energy Standard Obligation

Purchased Renewable Energy Certificates (RECs) are stated at cost and are used to measure compliance with state renewable energy standards. RECs support new renewable generation standards and are held primarily to be utilized in fulfillment of RIE’s compliance obligations.

(All Registrants)

Guarantees

Generally, the initial measurement of a guarantee liability is the fair value of the guarantee at its inception. However, there are certain guarantees excluded from the scope of accounting guidance and other guarantees that are not subject to the initial recognition and measurement provisions of accounting guidance that only require disclosure. See Note 13 for further discussion of guarantees.

(PPL)

Treasury Stock

PPL generally restores all shares of common stock acquired to authorized but unissued shares of common stock upon or soon after acquisition. In connection with its share repurchases in 2021, PPL has not returned these shares to authorized but unissued shares; it intends to retain these shares as Treasury stock to use in connection with certain compensation plans.

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

"Corporate and Other" primarily includes corporate level financing costs, certain unallocated costs, and certain non-recoverable costs incurred in conjunction with the acquisition of Narragansett Electric and the financial results of Safari Energy, prior to its sale on November 1, 2022. "Corporate and Other" is presented to reconcile segment information to PPL's consolidated results.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the years ended December 31 are as follows:

	2023	2022	2021
Operating Revenues from external customers (a)
Kentucky Regulated	$3,452	$3,811	$3,348
Pennsylvania Regulated	3,008	3,030	2,402
Rhode Island Regulated	1,851	1,038	—
Corporate and Other	1	23	33
Total	$8,312	$7,902	$5,783

Depreciation
Kentucky Regulated	$696	$685	$647
Pennsylvania Regulated	397	393	424
Rhode Island Regulated	156	92	—
Corporate and Other	5	11	11
Total	$1,254	$1,181	$1,082

Amortization (b)
Kentucky Regulated	$33	$23	$15
Pennsylvania Regulated	41	22	19
Rhode Island Regulated	1	2	—
Corporate and Other	6	5	5
Total	$81	$52	$39

	2023	2022	2021

Interest Expense
Kentucky Regulated	$235	$205	$196
Pennsylvania Regulated	223	171	162
Rhode Island Regulated	83	39	—
Corporate and Other (c)	125	98	560
Total	$666	$513	$918

Income Before Income Taxes
Kentucky Regulated	$689	$678	$615
Pennsylvania Regulated	687	699	599
Rhode Island Regulated	112	(58)	—
Corporate and Other	(564)	(404)	(693)
Total	$924	$915	$521

Income Taxes (d)
Kentucky Regulated	$137	$129	$107
Pennsylvania Regulated	168	174	154
Rhode Island Regulated	16	(14)	—
Corporate and Other	(137)	(88)	242
Total	$184	$201	$503

Deferred income taxes and investment tax credits (e)
Kentucky Regulated	$(17)	$6	$272
Pennsylvania Regulated	46	91	79
Rhode Island Regulated	48	39	—
Corporate and Other	245	43	(264)
Total	$322	$179	$87

Net Income
Kentucky Regulated	$552	$549	$508
Pennsylvania Regulated	519	525	445
Rhode Island Regulated	96	(44)	—
Corporate and Other (c)	(427)	(316)	(935)
Discontinued Operations	—	42	(1,498)
Total	$740	$756	$(1,480)

(a)See Note 1 and Note 3 for additional information on Operating Revenues.
(b)Represents non-cash expense items that include amortization of operating lease right-of-use assets, regulatory assets and liabilities, debt discounts and premiums and debt issuance costs.
(c)2021 includes losses from the extinguishment of PPL Capital Funding debt. See Note 8 for additional information.
(d)Represents both current and deferred income taxes, including investment tax credits.
(e)Represents a non-cash expense item that is also included in "Income Taxes."

Cash Flow data for the segments and reconciliation to PPL's consolidated results for the years ended December 31 are as follows:

	2023	2022	2021
Expenditures for long-lived assets
Kentucky Regulated	$950	$917	$1,026
Pennsylvania Regulated	956	889	904
Rhode Island Regulated	454	268	—
Corporate and Other	30	84	49
Total	$2,390	$2,158	$1,979

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated results as of:

	As of December 31,
	2023	2022
Total Assets
Kentucky Regulated	$17,029	$16,904
Pennsylvania Regulated	14,294	13,565
Rhode Island Regulated	6,515	6,081
Corporate and Other (a)	1,398	1,287
Total	$39,236	$37,837

(a)Primarily consists of unallocated items, including cash, PP&E, goodwill, and the elimination of inter-segment transactions.

(PPL Electric, LG&E and KU)

PPL Electric has two operating segments, distribution and transmission, which are aggregated into a single reportable segment. Each of LG&E and KU operates as a single operating and reportable segment.

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

Distribution Revenue

PPL Electric provides distribution services to residential, commercial, industrial, municipal and governmental end users of energy. PPL Electric satisfies its performance obligation to its distribution customers and revenue is recognized over time as electricity is delivered and simultaneously consumed by the customer. The amount of revenue recognized is the volume of electricity delivered during the period multiplied by the price per tariff, plus a monthly fixed charge. This method of recognition fairly presents PPL Electric's transfer of electric service to the customer as the calculation is based on volumes delivered, and the price per tariff and the monthly fixed charge are set by the PAPUC. Customers are typically billed monthly and outstanding amounts are normally due within 21 days of the date of the bill.

Distribution customers are "at will" customers of PPL Electric with no term contract and no minimum purchase commitment. Performance obligations are limited to the service requested and received to date. Accordingly, there is no unsatisfied performance obligation associated with PPL Electric’s retail account contracts.

Certain customers have the option to obtain electricity from other suppliers where PPL Electric facilitates the delivery. In those circumstances, revenue is only recognized for providing delivery of the commodity to the customer.

Transmission Revenue

PPL Electric generates transmission revenues from a FERC-approved PJM Open Access Transmission Tariff. An annual revenue requirement for PPL Electric to provide transmission services is calculated using a formula-based rate. This revenue requirement is converted into a daily rate (dollars per day). PPL Electric satisfies its performance obligation to provide transmission services and revenue is recognized over time as transmission services are provided and consumed. This method of recognition fairly presents PPL Electric's transfer of transmission services as the daily rate is set by a FERC approved formula-based rate. PJM remits payment on a weekly basis.

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

Distribution customers are "at will" customers of RIE with no term contract and no minimum purchase commitment. Performance obligations are limited to the service requested and received to date. Accordingly, there is no unsatisfied performance obligation associated with RIE's retail account contracts.

Certain customers have the option to obtain electricity or natural gas from other suppliers where RIE facilitates the delivery. In those circumstances, revenue is only recognized for providing delivery of the commodity to the customer.

Transmission Revenue

RIE’s transmission services are regulated by the FERC and coordinated with ISO – New England (ISO-NE). As of January 1, 2023, RIE is a transmission operator. These revenues arise under tariff/rate agreements and are collected primarily from RIE’s distribution customers. The revenue is recognized over time as transmission services are provided and consumed. This method of recognition fairly presents RIE’s transfer of transmission services as the daily rate is set by a FERC-approved formula-based rate.

RIE's agreement to provide transmission services contains no minimum purchase commitment. The performance obligation is limited to the service requested and received to date. Accordingly, RIE has no unsatisfied performance obligations.

(PPL, LG&E and KU)

Kentucky Regulated Segment Revenue

The Kentucky Regulated Segment generates substantially all of its revenues from contracts with customers from LG&E's and KU's regulated tariff-based sales of electricity and LG&E's regulated tariff-based sales of natural gas.

LG&E and KU are engaged in the generation, transmission, distribution and sale of electricity in Kentucky and, in KU's case, Virginia. LG&E also engages in the distribution and sale of natural gas in Kentucky. Revenue from these activities is generated from tariffs approved by applicable regulatory authorities including the FERC, KPSC and VSCC. LG&E and KU satisfy their performance obligations upon LG&E's and KU's delivery of electricity and LG&E's delivery of natural gas to customers. This revenue is recognized over time as the customer simultaneously receives and consumes the benefits provided by LG&E and KU. The amount of revenue recognized is the billed volume of electricity or natural gas delivered multiplied by a tariff rate per-unit of energy, plus any applicable fixed charges or additional regulatory mechanisms. Customers are billed monthly and outstanding amounts are typically due within 22 days of the date of the bill. Additionally, unbilled revenues are recognized as a result of customers' bills rendered throughout the month, rather than bills being rendered at the end of the month. Unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh or Mcf delivered but not yet billed by the estimated average cents per kWh or Mcf. Any difference between estimated and actual revenues is adjusted the following month when the previous unbilled estimate is reversed and actual billings occur. This method of recognition fairly presents LG&E's and KU's transfer of electricity and LG&E's transfer of natural gas to the customer as the amount recognized is based on actual and estimated volumes delivered and the tariff rate per-unit of energy and any applicable fixed charges or regulatory mechanisms as set by the respective regulatory body.

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

(All Registrants)

The following table reconciles "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the years ended December 31:

	2023
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$8,312	$3,008	$1,613	$1,884
Revenues derived from:
Alternative revenue programs (b)	1	5	(1)	(5)
Other (c)	(23)	(15)	(4)	(4)
Revenues from Contracts with Customers	$8,290	$2,998	$1,608	$1,875

	2022
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$7,902	$3,030	$1,798	$2,074
Revenues derived from:
Alternative revenue programs (b)	(92)	(56)	9	5
Other (c)	(24)	(14)	(6)	(4)
Revenues from Contracts with Customers	$7,786	$2,960	$1,801	$2,075

	2021
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$5,783	$2,402	$1,569	$1,826
Revenues derived from:
Alternative revenue programs (b)	77	83	(3)	(3)
Other (c)	(22)	(3)	(8)	(9)
Revenues from Contracts with Customers	$5,838	$2,482	$1,558	$1,814

(a)PPL includes $1,851 million and $1,038 million for the twelve months ended December 31, 2023 and 2022 of revenues from external customers reported by the Rhode Island Regulated segment. PPL Electric represents revenues from external customers reported by the Pennsylvania Regulated segment and LG&E and KU, net of intercompany power sales and transmission revenues, represent revenues from external customers reported by the Kentucky Regulated segment. See Note 2 for additional information.
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
(c)Represents additional revenues outside the scope of revenues from contracts with customers such as leases and other miscellaneous revenues.

The following table shows revenues from contracts with customers disaggregated by customer class for the years ended December 31:

	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2023
PA Regulated	$1,649	$444	$55	$54	$—	$—	$796	$2,998
RI Regulated	640	228	20	793	—	—	170	1,851
KY Regulated	1,458	1,001	637	272	22	50	—	3,440
Corp and Other	—	—	—	1	—	—	—	1
Total PPL	$3,747	$1,673	$712	$1,120	$22	$50	$966	$8,290

2022
PA Regulated	$1,647	$491	$85	$54	$—	$—	$683	$2,960
RI Regulated	299	101	9	478	—	—	101	988
KY Regulated	1,637	1,068	662	323	28	97	—	3,815
Corp and Other	—	—	—	23	—	—	—	23
Total PPL	$3,583	$1,660	$756	$878	$28	$97	$784	$7,786

2021
PA Regulated	$1,299	$350	$53	$50	$—	$—	$730	$2,482
RI Regulated	—	—	—	—	—	—	—	—
KY Regulated	1,416	928	586	305	24	66	—	3,325
Corp and Other	—	—	—	31	—	—	—	31
Total PPL	$2,715	$1,278	$639	$386	$24	$66	$730	$5,838

PPL Electric
2023	$1,649	$444	$55	$54	$—	$—	$796	$2,998
2022	$1,647	$491	$85	$54	$—	$—	$683	$2,960
2021	$1,299	$350	$53	$50	$—	$—	$730	$2,482

LG&E
2023	$751	$517	$189	$104	$—	$47	$—	$1,608
2022	$835	$551	$199	$141	$—	$75	$—	$1,801
2021	$711	$473	$180	$145	$—	$49	$—	$1,558

KU
2023	$707	$484	$448	$168	$22	$46	$—	$1,875
2022	$802	$517	$463	$182	$28	$83	$—	$2,075
2021	$705	$455	$406	$160	$24	$64	$—	$1,814

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

Contract receivables from customers are primarily included in "Accounts receivable - Customer" and "Unbilled revenues" on the Balance Sheets.

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the year ended December 31:

	2023	2022	2021
PPL(a)	$79	$70	$22
PPL Electric	47	21	10
LG&E	4	6	4
KU	2	6	8
(a)Includes $23 million for the twelve months ended December 31, 2022 related to the commitment to forgive customer arrearages for low-income and protected residential customers at RIE. See Note 9 for additional information.

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers:

	PPL	PPL Electric	LG&E	KU
Contract liabilities as of December 31, 2023	$43	$29	$6	$7
Contract liabilities as of December 31, 2022	34	23	5	6
Revenue recognized during the year ended December 31, 2023 that was included in the contract liability balance at December 31, 2022	21	10	5	6

Contract liabilities as of December 31, 2022	$34	$23	$5	$6
Contract liabilities as of December 31, 2021	42	25	6	6
Revenue recognized during the year ended December 31, 2022 that was included in the contract liability balance at December 31, 2021	25	12	6	6

Contract liabilities as of December 31, 2021	$42	$25	$6	$6
Contract liabilities as of December 31, 2020	40	23	5	6
Revenue recognized during the year ended December 31, 2021 that was included in the contract liability balance at December 31, 2020	24	11	5	6

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

4. Preferred Securities

(PPL)

PPL is authorized to issue up to 10 million shares of preferred stock. No PPL preferred stock was issued or outstanding in 2023, 2022 or 2021.

(PPL Electric)

PPL Electric is authorized to issue up to 20,629,936 shares of preferred stock. No PPL Electric preferred stock was issued or outstanding in 2023, 2022 or 2021.

(LG&E)

LG&E is authorized to issue up to 1,720,000 shares of preferred stock at a $25 par value and 6,750,000 shares of preferred stock without par value. LG&E had no preferred stock issued or outstanding in 2023, 2022 or 2021.

(KU)

KU is authorized to issue up to 5,300,000 shares of preferred stock and 2,000,000 shares of preference stock without par value. KU had no preferred or preference stock issued or outstanding in 2023, 2022 or 2021.

5. Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the applicable period. Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding, increased by the number of incremental shares that would be outstanding if potentially dilutive share-based payment awards were converted to common shares as calculated using the Two-Class Method or Treasury Stock Method. The If-Converted Method will be applied to the Exchangeable Senior Notes due 2028 issued in February 2023. See Note 8 for additional information. Incremental non-participating securities that have a dilutive impact are detailed in the table below.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended December 31, used in the EPS calculation are:

	2023	2022	2021
Income (Numerator)
Income from continuing operations after income taxes	$740	$714	$18
Less amounts allocated to participating securities	1	1	—
Income from continuing operations after income taxes available to PPL common shareowners - Basic and Diluted	$739	$713	$18

Income (loss) from discontinued operations (net of income taxes) available to PPL common shareowners - Basic and Diluted	$—	$42	$(1,498)

Net income (loss) attributable to PPL	$740	$756	(1,480)
Less amounts allocated to participating securities	1	1	—
Net income (loss) available to PPL common shareowners - Basic and Diluted	$739	$755	$(1,480)

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	737,036	736,027	762,902
Add: Dilutive share-based payment awards (a)	1,130	875	1,917
Weighted-average shares - Diluted EPS	738,166	736,902	764,819

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$1.00	$0.97	$0.03
Income (loss) from discontinued operations (net of income taxes)	—	0.06	(1.96)
Net Income (Loss) available to PPL common shareowners	$1.00	$1.03	$(1.93)

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$1.00	$0.96	$0.03
Income (loss) from discontinued operations (net of income taxes)	—	0.06	(1.96)
Net Income (Loss) available to PPL common shareowners	$1.00	$1.02	$(1.93)

(a)The Treasury Stock Method was applied to non-participating share-based payment awards.

For the years ended December 31, PPL issued common stock related to stock-based compensation plans as follows (in thousands):

	2023	2022
Stock-based compensation plans (a)	—	124

(a)Includes stock options exercised, vesting of performance units, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

For the years ended December 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive:

	2023	2022	2021
Stock-based compensation awards	243	93	1,783

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

Net deferred tax assets have been recognized based on management's estimates of future taxable income.

Significant components of PPL's deferred income tax assets and liabilities were as follows:

	2023	2022
Deferred Tax Assets
Deferred investment tax credits	$28	$29
Regulatory liabilities	123	88
Income taxes due to customers	436	448
Accrued pension and postretirement costs	101	86
State loss carryforwards	253	230
Federal and state tax credit carryforwards	67	68
Internal Revenue Code Section 197 intangibles (a)	78	85
Contributions in aid of construction	149	114
Other	139	87
Valuation allowances	(245)	(213)
Total deferred tax assets	1,129	1,022

Deferred Tax Liabilities
Plant - net	3,749	3,609
Regulatory assets	376	337
Prepayments	47	46
Goodwill	22	7
Other	30	23
Total deferred tax liabilities	4,224	4,022
Net deferred tax liability	$3,095	$3,000

(a)Certain of the RIE assets acquired in 2022 are treated as intangibles for tax purposes and are amortized over a 15 year period. PPL recorded deferred tax assets on these intangibles, which will reverse as tax deductions are taken.

State deferred taxes are determined by entity and by jurisdiction. As a result, $9 million and $6 million of net deferred tax assets are shown as "Other noncurrent assets" on the Balance Sheets for 2023 and 2022.

At December 31, 2023, PPL had the following loss and tax credit carryforwards, related deferred tax assets and valuation allowances recorded against the deferred tax assets:

	Gross	Deferred Tax Asset	Valuation Allowance	Expiration
Loss and other carryforwards
State net operating losses	$5,475	$253	$(243)	2024-2043
State charitable contributions	10	1	(1)	2024-2028

	Gross	Deferred Tax Asset	Valuation Allowance	Expiration
Credit carryforwards
Federal investment tax credit		51	—	2045
Federal - other		5	—	2043
State recycling credit		10	—	2028
State - other		1	—	Indefinite

Valuation allowances have been established for the amount that, more likely than not, will not be realized. The changes in deferred tax valuation allowances were as follows:

		Additions
	Balance at Beginning of Period	Charged to Income		Charged to Other Accounts	Deductions		Balance at End of Period
2023	$213	$54	(a)	$—	$22	(b)	$245
2022	462	10		—	259	(c)	213
2021	536	48	(d)	—	122	(e)	462

(a)PPL has a Pennsylvania net operating loss fully offset by a valuation allowance. In 2023, PPL adjusted the net operating loss and related valuation allowance to be recorded at the current estimate of the applicable rate at which each portion of the net operating loss that will expire and be written off as the rate is reduced annually by one half a percentage point until the rate reaches to 4.99% in 2031.
(b)In 2023, PPL recorded a $22 million decrease in a valuation allowance on a 2003 state net operating loss carryforward that expired in 2023.
(c)In 2022, PPL recorded a $36 million decrease in a valuation allowance on a 2002 state net operating loss carryforward that expired in 2022 and a $213 million decrease in the valuation allowance due to the Pennsylvania rate change. See reconciliation of income tax table below.
(d)In 2021, PPL recorded a $31 million increase in a valuation allowance on a state net operating loss carryforward in connection with the loss on extinguishment associated with a tender offer to purchase and retire PPL Capital Funding's outstanding Senior Notes.
(e)In light of the disposition of PPL's U.K. utility business, there was a decrease in the valuation allowance of approximately $113 million.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows:

	2023	2022	2021
Income Tax Expense (Benefit)
Current - Federal (a)	$(175)	$(2)	$(1)
Current - State	37	24	36
Current - Foreign	—	—	(1)
Total Current Expense (Benefit)	(138)	22	34
Deferred - Federal (a)	286	122	28
Deferred - State	48	68	105
Deferred - Foreign (b)	—	—	383
Total Deferred Expense (Benefit), excluding operating loss carryforwards	334	190	516

Amortization of investment tax credit	(3)	(3)	(3)
Tax expense (benefit) of operating loss carryforwards
Deferred - Federal	3	2	12
Deferred - State	(12)	(10)	(56)
Total Tax Expense (Benefit) of Operating Loss Carryforwards	(9)	(8)	(44)
Total income tax expense (benefit)	$184	$201	$503

Total income tax expense (benefit) - Federal	$111	$119	$36
Total income tax expense (benefit) - State	73	82	85
Total income tax expense (benefit) - Foreign	—	—	382
Total income tax expense (benefit)	$184	$201	$503

(a)During 2023, PPL purchased approximately $300 million of renewable tax credits, as allowed by the IRA. PPL recorded a current tax benefit and a deferred tax expense for the utilization of approximately $250 million of the credits in 2023 and prior years, per the three-year carry-back rule. See "Other - Purchase of Renewable Tax Credits" below for additional information.
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

In the table above, the following income tax expense (benefit) are excluded from income taxes:

	2023	2022	2021
Discontinued operations	$—	$(42)	$759
Reclassification from AOCI due to sale of UK utility business	—	—	660
Other comprehensive income	(14)	11	150
Valuation allowance recorded to other comprehensive income	(1)	—	—
Total	$(15)	$(31)	$1,569

	2023	2022	2021
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$194	$192	$109

State income taxes, net of federal income tax benefit	58	68	23
Valuation allowance adjustments (a)	12	9	48
Income tax credits (b)	(22)	(3)	(2)
Impact of the U.K. Finance Acts on deferred tax balances (c)	—	—	383
Depreciation and other items not normalized	(10)	(8)	(5)
Amortization of excess deferred federal and state income taxes	(48)	(54)	(54)
Non-deductible officer's salary	1	5	6
Other	(1)	(8)	(5)
Total increase (decrease)	(10)	9	394
Total income tax expense (benefit)	$184	$201	$503
Effective income tax rate	19.9%	22.0%	96.5%

(a)In 2021, PPL recorded a $31 million state deferred tax benefit on a net operating loss and an offsetting valuation allowance in connection with the loss on extinguishment associated with a tender offer to purchase and retire PPL Capital Funding's outstanding Senior Notes.

In 2023, 2022, and 2021, PPL recorded deferred income tax expense of $11 million, $5 million and $15 million for valuation allowances primarily related to increased Pennsylvania net operating loss carryforwards expected to be unutilized.
(b)In addition to credits internally generated, in 2023, PPL purchased approximately $300 million of renewable tax credits, as allowed by the IRA. PPL recorded a current tax benefit and a deferred tax expense for the utilization of approximately $250 million of the credits in 2023 and prior years, per the three-year carry-back rule.
(c)The U.K. Finance Act 2021, formally enacted on June 10, 2021, increased the U.K. corporation tax rate from 19% to 25%, effective April 1, 2023. The primary impact of the corporation tax rate increase was an increase in deferred tax liabilities of the U.K. utility business, which was sold on June 14, 2021, and a corresponding deferred tax expense of $383 million, which was recognized in continuing operations in 2021.

	2023	2022	2021
Taxes, other than income
State gross receipts (a)	$195	$175	$113
Property and other (a)	197	157	94
Total	$392	$332	$207

(a)Increase in 2022 is primarily due to the acquisition of RIE on May 25, 2022. The increase in 2023 is primarily due to the results for 2023 including a full year of RIE operations compared to 2022, which includes only operations beginning on the acquisition date.

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

Significant components of PPL Electric's deferred income tax assets and liabilities were as follows:

	2023	2022
Deferred Tax Assets
Accrued pension and postretirement costs	$30	$27
Contributions in aid of construction	105	87
Regulatory liabilities	43	36
Income taxes due to customers	191	193
Other	27	18
Total deferred tax assets	396	361

Deferred Tax Liabilities
Electric utility plant - net	1,810	1,745
Regulatory assets	119	93
Prepayments	36	35
Other	4	2
Total deferred tax liabilities	1,969	1,875
Net deferred tax liability	$1,573	$1,514

PPL Electric expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows:

	2023	2022	2021
Income Tax Expense (Benefit)
Current - Federal	$91	$63	$40
Current - State	31	20	35
Total Current Expense (Benefit)	122	83	75
Deferred - Federal	28	60	59
Deferred - State	18	31	20
Total Deferred Expense (Benefit), excluding operating loss carryforwards	46	91	79

Total income tax expense (benefit)	$168	$174	$154

Total income tax expense (benefit) - Federal	$119	$123	$99
Total income tax expense (benefit) - State	49	51	55
Total income tax expense (benefit)	$168	$174	$154

	2023	2022	2021
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$144	$147	$126
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	49	54	46
Depreciation and other items not normalized	(9)	(7)	(5)
Amortization of excess deferred federal income taxes (a)	(11)	(12)	(14)
State income tax rate change (b)	—	(9)	—
Other	(5)	1	1
Total increase (decrease)	24	27	28
Total income tax expense (benefit)	$168	$174	$154
Effective income tax rate	24.5%	24.9%	25.7%

(a)In 2023, 2022, and 2021, PPL Electric recorded lower income tax expense for the amortization of excess deferred taxes that primarily resulted from the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA. This amortization represents each year's refund amount, prior to a tax gross-up, to be paid to customers for previously collected deferred taxes at higher income tax rates.
(b)2022 includes a deferred tax benefit of $9 million due to the corporate net income tax rate reduction. See "Other - Pennsylvania State Tax Reform" below for additional information.

	2023	2022	2021
Taxes, other than income
State gross receipts	$136	$142	$113
Property and other	7	7	7
Total	$143	$149	$120

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

Significant components of LG&E's deferred income tax assets and liabilities were as follows:

	2023	2022
Deferred Tax Assets
Contributions in aid of construction	$18	$17
Regulatory liabilities	19	18
Accrued pension and postretirement costs	3	—
Deferred investment tax credits	8	8
Income taxes due to customers	115	119
State tax credit carryforwards	8	9
Lease liabilities	4	4
Valuation allowances	(8)	(9)
Other	8	8
Total deferred tax assets	175	174

Deferred Tax Liabilities
Plant - net	877	869
Regulatory assets	67	69
Lease right-of-use assets	3	3
Other	4	4
Total deferred tax liabilities	951	945
Net deferred tax liability	$776	$771

At December 31, 2023, LG&E had $8 million of state credit carryforwards that expire in 2028 and an $8 million valuation allowance related to state credit carryforwards due to insufficient projected Kentucky taxable income.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2023	2022	2021
Income Tax Expense (Benefit)
Current - Federal	$70	$60	$41
Current - State	13	9	5
Total Current Expense (Benefit)	83	69	46
Deferred - Federal	(15)	(10)	1
Deferred - State	2	5	8
Total Deferred Expense (Benefit)	(13)	(5)	9
Amortization of investment tax credit - Federal	(1)	(1)	(1)
Total income tax expense (benefit)	$69	$63	$54

Total income tax expense (benefit) - Federal	$54	$49	$41
Total income tax expense (benefit) - State	15	14	13
Total income tax expense (benefit)	$69	$63	$54

	2023	2022	2021
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$70	$70	$64
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	13	13	12
Amortization of excess deferred federal and state income taxes	(13)	(18)	(20)
Other	(1)	(2)	(2)
Total increase (decrease)	(1)	(7)	(10)
Total income tax expense (benefit)	$69	$63	$54
Effective income tax rate	20.6%	18.8%	17.8%

	2023	2022	2021
Taxes, other than income
Property and other	$48	$48	$46
Total	$48	$48	$46

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

Significant components of KU's deferred income tax assets and liabilities were as follows:

	2023	2022
Deferred Tax Assets
Contributions in aid of construction	$10	$9
Regulatory liabilities	23	23
Deferred investment tax credits	21	21
Income taxes due to customers	131	136
State tax credit carryforwards	4	4
Lease liabilities	5	5
Valuation allowances	(2)	(3)
Other	5	4
Total deferred tax assets	197	199

Deferred Tax Liabilities
Plant - net	1,045	1,028
Regulatory assets	50	56
Pension and postretirement costs	7	6
Lease right-of-use assets	5	5
Other	2	—
Total deferred tax liabilities	1,109	1,095
Net deferred tax liability	$912	$896

At December 31, 2023, KU had $4 million of state credit carryforwards of which $2 million will expire in 2028 and $2 million that has an indefinite carryforward period. At December 31, 2023, KU had a $2 million valuation allowance related to state credit carryforwards due to insufficient projected Kentucky taxable income.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2023	2022	2021
Income Tax Expense (Benefit)
Current - Federal	$73	$63	$58
Current - State	13	11	8
Total Current Expense (Benefit)	86	74	66
Deferred - Federal	(11)	(3)	(4)
Deferred - State	4	7	7
Total Deferred Expense (Benefit)	(7)	4	3
Amortization of investment tax credit - Federal	(2)	(2)	(2)
Total income tax expense (benefit)	$77	$76	$67

Total income tax expense (benefit) - Federal	$60	$58	$52
Total income tax expense (benefit) - State	17	18	15
Total income tax expense (benefit)	$77	$76	$67

	2023	2022	2021
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$82	$84	$76
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	15	16	14
Amortization of investment tax credit	(2)	(2)	(2)
Amortization of excess deferred federal and state income taxes	(17)	(21)	(20)
Other	(1)	(1)	(1)
Total decrease	(5)	(8)	(9)
Total income tax expense (benefit)	$77	$76	$67
Effective income tax rate	19.8%	19.1%	18.4%

	2023	2022	2021
Taxes, other than income
Property and other	$45	$45	$41
Total	$45	$45	$41

(All Registrants)

Unrecognized Tax Benefits

PPL or its subsidiaries file tax returns in four major tax jurisdictions. The income tax provisions for PPL Electric, LG&E and KU are calculated in accordance with an intercompany tax sharing agreement, which provides that taxable income be calculated as if each domestic subsidiary filed a separate consolidated return. PPL Electric or its subsidiaries indirectly or directly file tax returns in three major tax jurisdictions, and LG&E and KU indirectly or directly file tax returns in two major tax jurisdictions. With few exceptions, at December 31, 2023, these jurisdictions, as well as the tax years that are no longer subject to examination, were as follows.

	PPL	PPL Electric	LG&E	KU
U.S. (federal)	2019 and prior	2019 and prior	2019 and prior	2019 and prior
Pennsylvania (state)	2017 and prior	2017 and prior
Kentucky (state)	2018 and prior	2018 and prior	2018 and prior	2018 and prior
U.K. (foreign)	2021 and prior

Other

Purchase of Renewable Tax Credits (PPL)

During 2023, PPL purchased approximately $300 million of renewable tax credits, as allowed by the IRA. The credits were acquired at a discount. PPL believes that it will be able to monetize the acquired credits within the foreseeable future and recorded the associated benefit of the discount as a reduction of income taxes as of December 31, 2023. In addition, PPL recorded a deferred tax asset representing credits that will be utilized in future periods.

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

Inflation Reduction Act (All Registrants)

On August 16, 2022, the IRA was signed into law. Among other things, the IRA enacted a new 15% corporate "book minimum tax," which is based on adjusted GAAP pre-tax income and is only applicable to corporations whose pre-tax income exceeds a certain threshold. PPL does not expect to be subject to the book minimum tax for the year ended December 31, 2023. The Registrants will continue to assess the impacts of the IRA on their financial statements and will monitor guidance issued by the U.S. Treasury in the future. In addition, the IRA enacted numerous new tax credits, largely associated with renewable energy. PPL continues to assess the applicability of these provisions to PPL and its subsidiaries.

IRS Revenue Procedure 2023-15 (PPL and LG&E)

On April 14, 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. PPL and LG&E are currently reviewing the revenue procedure to determine its potential impact on their financial statements.

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

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations at December 31:

	PPL		PPL Electric		LG&E		KU
	2023	2022	2023	2022	2023	2022	2023	2022
Current Regulatory Assets:
Gas supply clause	$—	$41	$—	$—	$—	$13	$—	$—
Rate adjustment mechanism	118	96	—	—	—	—	—	—
Renewable energy certificates	14	14	—	—	—	—	—	—
Derivative Instruments	51	41	—	—	—	—	—	—
Smart meter rider	6	5	6	5	—	—	—	—
Storm damage expense	12	—	12	—	—	—	—	—
Universal service rider	—	3	—	3	—	—	—	—
Fuel adjustment clause	4	38	—	—	3	9	—	29
Transmission service charge	43	—	31	—	—	—	—	—
DSIC	7	5	7	5	—	—	—	—
Other	38	15	1	—	4	1	3	3
Total current regulatory assets	$293	$258	$57	$13	$7	$23	$3	$32

Noncurrent Regulatory Assets:
Defined benefit plans	$887	$778	$417	$353	$217	$209	$136	$140
Plant outage cost	38	46	—	—	10	12	28	34
Net Metering	112	61	—	—	—	—	—	—
Environmental Cost recovery	99	102	—	—	—	—	—	—
Taxes recoverable through future rates	—	47	—	—	—	—	—	—
Storm costs	97	118	—	—	15	7	14	3
Unamortized loss on debt	22	21	3	3	10	11	7	7
Interest rate swaps	7	7	—	—	7	7	—	—
Terminated interest rate swaps	58	63	—	—	34	37	24	26
Accumulated cost of removal of utility plant	178	212	178	212	—	—	—	—
AROs	289	295	—	—	76	76	213	219
Derivative Instruments	8	—	—	—	—	—	—	—
Other	79	69	—	—	26	14	17	13
Total noncurrent regulatory assets	$1,874	$1,819	$598	$568	$395	$373	$439	$442

	PPL		PPL Electric		LG&E		KU
	2023	2022	2023	2022	2023	2022	2023	2022
Current Regulatory Liabilities:
Generation supply charge	$51	$37	$51	$37	$—	$—	$—	$—
Transmission service charge	—	14	—	7	—	—	—	—
TCJA customer refund	5	15	5	15	—	—	—	—
Act 129 compliance rider	15	14	15	14	—	—	—	—
Transmission formula rate	21	12	18	12	—	—	—	—
Rate adjustment mechanism	72	96	—	—	—	—	—	—
Energy efficiency	23	23	—	—	—	—	—	—
Gas supply clause	15	—	—	—	15	—	—	—
Other	23	27	2	—	1	7	1	6
Total current regulatory liabilities	$225	$238	$91	$85	$16	$7	$1	$6

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$996	$950	$—	$—	$306	$287	$399	$389
Power purchase agreement - OVEC	19	26	—	—	13	18	6	8
Net deferred taxes	1,977	2,094	763	775	459	477	523	546
Defined benefit plans	252	187	73	45	20	21	59	56
Terminated interest rate swaps	57	60	—	—	29	30	28	30
Energy efficiency	5	32	—	—	—	—	—	—
Other	34	63	—	—	—	—	3	—
Total noncurrent regulatory liabilities	$3,340	$3,412	$836	$820	$827	$833	$1,018	$1,029

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

(PPL, LG&E and KU)

As a result of previous rate case settlements and orders, the difference between pension cost calculated in accordance with LG&E's and KU's pension accounting policy and pension cost calculated using a 15-year amortization period for actuarial gains and losses and settlements are recorded as a regulatory asset. As of December 31, 2023, the balances were $86 million for PPL, $46 million for LG&E and $40 million for KU. As of December 31, 2022, the balances were $107 million for PPL, $57 million for LG&E and $50 million for KU.

(PPL)

RIE is subject to a pension rate adjustment mechanism whereby the difference in amounts allowed to be recovered in rates versus actual costs of RIE’s pension and other postretirement benefit plans that are to be recovered from or passed back to customers in future periods, are also recorded as regulatory assets and liabilities.

(All Registrants)

Storm Costs

PPL Electric, LG&E and KU have the ability to request from the PAPUC, the KPSC and the VSCC, as applicable, the authority to treat expenses related to specific extraordinary storms as a regulatory asset and defer such costs for regulatory accounting and reporting purposes. Once such authority is granted, LG&E and KU can request recovery of those expenses in a base rate case and begin amortizing the costs when recovery starts. PPL Electric can recover qualifying expenses caused by major storm events, as defined in its retail tariff, over three years through the Storm Damage Expense Rider commencing in the application year after the storm occurred. LG&E's and KU's regulatory assets for storm costs approved for base rate recovery are being amortized through various dates ending in 2031.

As provided in the ASA, RIE has the authority from the RIPUC to treat certain incremental O&M expenses related to specific extraordinary storms as a regulatory asset and defer such costs for regulatory accounting and reporting purposes. Once all expenses for the extraordinary storm have been finalized, RIE files a final accounting of those storm expenses with the RIPUC that is subject to review by the RIPUC and the Rhode Island Division of Public Utilities and Carriers.

Unamortized Loss on Debt

Unamortized loss on reacquired debt represents losses on long-term debt refinanced, reacquired or redeemed that have been deferred and will be amortized and recovered over either the original life of the extinguished debt or the life of the replacement debt (in the case of refinancing). Such costs are being amortized through 2053 for PPL Electric, through 2042 for KU, and through 2044 for LG&E.

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

(PPL and PPL Electric)

Distribution System Improvement Charge (DSIC)

The DSIC is authorized under Act 11 and is considered an alternative ratemaking mechanism providing more timely cost recovery of qualifying distribution system capital improvements. DSIC is charged to all customers taking distribution service as a percentage of total distribution revenue (excluding State Tax Adjustment Surcharge). DSIC is capped at 5% of the total amount billed to all customers for distribution service (including reconcilable riders) which provides a safeguard for customers. PPL Electric is permitted to utilize the DSIC mechanism so long as the rolling 12 month ROE for the applicable period does not exceed the PUC ROE in the company’s PAPUC quarterly financial report filing. The DSIC contains a reconciliation mechanism whereby any over- or under-recovery from customers is either refunded to, or recovered from, customers through the adjustment factor determined for the subsequent year.

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

RIE arranges transmission service on behalf of its customers and bills the costs of those services to customers, pursuant to its Transmission Service Cost Adjustment Provision. The TSC contains a reconciliation mechanism whereby any over- or under-recovery from customers is either refunded to, or recovered from, customers through the adjustment factor determined for the subsequent year.

Transmission Formula Rate

PPL Electric's transmission revenues are billed in accordance with a FERC-approved Open Access Transmission Tariff that utilizes a formula-based rate recovery mechanism. Under this formula, beginning in 2023, rates are put into effect on January 1st of each year based upon actual expenditures from the most recently filed FERC Form 1, forecasted capital additions, and other data based on PPL Electric’s books and records. 2023 is considered a transitional period as the calendar year rate approved by FERC became effective April 1, 2023. Rates are compared during the year to the estimated annual expenses and capital additions that will be filed in PPL Electric’s annual FERC Form 1, filed under the FERC's Uniform System of Accounts. Under the mechanism, any difference between the revenue requirement in effect and actual expenditures incurred for that year is recorded as a regulatory asset or regulatory liability, and the regulatory asset or regulatory liability is to be recovered from or returned to customers starting one year after the conclusion of the rate year.

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

Renewable energy certificates (RECs)

Represents deferred costs associated with RIE's compliance obligation with the Rhode Island Renewable Portfolio Standard (RPS). The RPS is legislation established to foster the development of new renewable energy sources. The regulatory asset will be recovered over the next year.

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

Regulatory Matters

Rhode Island Activities (PPL)

Rate Case proceedings

Pursuant to Report and Order No. 23823 issued May 5, 2020, the RIPUC approved the terms of an Amended Settlement Agreement (ASA), reflecting an allowed return on equity (ROE) rate of 9.275% based on a common equity ratio of approximately 51%. RIE is currently in year six of the multi-year rate plan (Rate Plan). On June 30, 2021, the Rhode Island Division of Public Utilities and Carriers consented to an open-ended extension of the term of the Rate Plan. Pursuant to the settlement with the Rhode Island Office of the Attorney General in connection with the acquisition of RIE by PPL, RIE currently does not anticipate filing a new base rate case before October 1, 2025. Pursuant to the open-ended extension, the Rate Year 3 level of base distribution rates under ASA will remain in effect and RIE will continue to operate under the current Rate Plan until a new Rate Plan is approved by the RIPUC.

The ASA includes additional provisions, including (i) an Electric Transportation Initiative (the ET Initiative) to facilitate the growth of Electric Vehicle (EV) adoption and scaling of the market for EV charging equipment to advance Rhode Island's zero emission vehicles and greenhouse gas emissions policy goals, (ii) two energy storage demonstration projects, which are on track for timely completion, (iii) a performance incentive for System Efficiency: Annual Megawatt Capacity Savings, which sunset in 2021 and is a tracking and reporting only metric and (iv) several additional metrics for tracking and reporting purposes only. The RIPUC discussed the ET Initiative at an Open Meeting on August 30, 2022, advising RIE to seek RIPUC authorization to continue the ET Initiative and/or to alter any of the targets established in the ASA for Rate Year 5 and beyond. No votes or official rulings were taken; however, based on this feedback, RIE has paused the ET programs in Rate Year 5.

Advanced Metering Functionality (AMF)

In 2021, RIE filed its Updated AMF Business Case and Grid Modernization Plan (GMP) with the RIPUC in accordance with the Amended Settlement Agreement (ASA) approved by the RIPUC in August 2018, and which among other things, sought approval to deploy smart meters throughout the service territory. After PPL completed the acquisition of RIE, RIE filed a new AMF Business Case with the RIPUC in 2022, consisting of a detailed proposal for full-scale deployment of AMF across its electric service territory.

On September 27, 2023, the RIPUC unanimously approved RIE to deploy an AMF-based metering system for the electric distribution business. RIE is authorized to seek recovery of the approved capital investment through the ISR process with an overall multi-year cap on recovery at approximately $153 million, subject to certain terms, conditions and limitations with respect to the potential offsets and recoverability of certain costs. RIE is required to continue spending even if above the recovery cap, until it achieves the functionalities outlined in the AMF Business Case. RIE filed with the RIPUC (i) an updated electric Service Quality Plan on December 27, 2023 for RIPUC approval and (ii) additional compliance tariff provisions regarding recovery and updated cost schedules to reflect the RIPUC's decision on December 22, 2023 for RIPUC approval. RIE cannot predict the outcome of these matters.

Grid Modernization

RIE filed a new GMP with the RIPUC on December 30, 2022. The new GMP filing consists of a holistic suite of grid modernization investments that will provide RIE with the tools and capability to manage the electric distribution system more granularly considering a range of distributed energy resources adoption levels, accelerated by Rhode Island's climate mandates, while at the same time maintaining a safe and reliable electric distribution system. The GMP is an informational guidance document that supports the grid modernization investments to be proposed in future electric ISR plans. Consequently, RIE did not request approval from the RIPUC for any specific investments or seek cost recovery as part of the GMP; rather, RIE requested the RIPUC issues an order affirming RIE's compliance with its obligation to file a GMP that meets the requirements of the ASA. The RIPUC held a status conference on October 26, 2023, to discuss the scope of the RIPUC’s review of the GMP and its potential impact future electric ISR plans.

Petition for Deferral of Credit Card Fees

On January 31, 2024, RIE filed a petition to request approval to recognize regulatory assets related to the credit card, debit card, and related fees (Electronic Transaction Fees) that RIE has waived and will continue to waive on a going forward basis pursuant to the RIPUC orders in RIPUC Docket No. 5022 related to COVID-19 impacts. If approved, RIE plans to include a proposal as part of its next base distribution rate case for the amortization/recovery of the regulatory assets and to include future Electronic Transaction Fees in base distribution rates. RIE simultaneously filed a Notice of Withdrawal of its April 2021 petition to create regulatory assets for COVID-19 related bad debt expense and the lost revenue from unassessed late payment charges pending in Docket No. 5154. RIE is continuing to evaluate these other COVID-19 related costs and intends to reserve its rights to file for recovery of these costs in the future. RIE cannot predict the outcome of this matter.

FY 2023 Gas Infrastructure, Safety and Reliability (ISR) Plan

At an Open Meeting on March 29, 2022, the RIPUC conditionally approved RIE's FY 2023 Gas ISR Plan and associated revenue requirement, subject to further review regarding RIE’s Proactive Main Replacement Program and its decision to reconstruct and purchase heating and pressure regulation equipment located at RIE’s Wampanoag and Tiverton take stations. The RIPUC held an Open Meeting on September 13, 2022, and issued its Order on November 18. 2022 regarding the Proactive Main Replacement Program and made the following rulings: (i) commencing with the Gas ISR plan to be filed in this calendar year 2022 (prospectively), new main constructed to replace leak prone pipe will not be considered used and useful, and therefore not eligible for rate base treatment, until the related old main is abandoned; and (ii) approved the proactive main replacement revenue requirement set forth in the FY 2023 Gas ISR plan. Also, the RIPUC directed RIE to submit prefiled testimony on the issue of its replacement of heating and pressure regulation facilities at the Wampanoag and Tiverton take stations and to address three issues, specifically: (i) a cost-benefit analysis arising from RIE's decision to take ownership of the reconstructed take station equipment; (ii) the potential that the benefits derived from the reconstruction and ownership transfer of the take station equipment will not be realized due to the future use of hydrogen or abandonment of the gas system; and (iii) the depreciation and accounting treatment of the reconstructed take station equipment. RIE filed this testimony with the RIPUC on May 16, 2022, and the RIPUC has not taken any action to date on this issue. The RIPUC continues to consider the appropriate rate recovery treatment of projects not covered by an ISR plan for the applicable fiscal year, and additional definitions and procedures that may be implemented related to the ISR plan process. A new docket has been opened to address this matter with the goal of implementing changes for the FY 2025 ISR Plan. RIE filed its proposed gas ISR plan budgetary and reconciliation framework with its FY 2025 ISR Plan filing on December 22, 2023. RIE cannot predict the outcome of these matters.

FY 2024 Gas ISR Plan

On December 23, 2022, RIE filed its FY 2024 Gas ISR Plan with the RIPUC. At its January 20, 2023 Open Meeting, the RIPUC directed RIE to file supplemental budget and rate schedules to reflect an April 1 to March 31 fiscal year. The supplemental budget that was filed with the RIPUC on January 27, 2023 includes $187 million of capital investment spend. The supplemental rate schedules were filed on February 3, 2023. RIE and the Rhode Island Division of Public Utilities and Carriers reached an agreement on an approximately $171 million capital investment spending plan, and RIE filed a second supplemental budget on March 13, 2023. The RIPUC held a hearing on the plan on March 14, 2023. At an Open Meeting on March 29, 2023, the RIPUC approved the plan with an adjustment to the budget for the Proactive Main Replacement Program category resulting in a total approved FY 2024 Gas ISR Plan of $163 million for capital investment spend. On March 31, 2023, the RIPUC approved RIE's March 30, 2023 compliance filing for rates effective April 1, 2023. The RIPUC continues to consider the appropriate rate recovery treatment of projects not covered by an ISR plan for the applicable fiscal year, and additional definitions and procedures that may be implemented related to the ISR plan review and approval process starting with the FY 2025 ISR Plan. A new docket has been opened to address this matter with the goal of implementing changes for the FY 2025 ISR Plan. RIE filed its proposed gas ISR plan budgetary and reconciliation framework with its FY 2025 ISR Plan filing on December 22, 2023. RIE cannot predict the outcome of these matters.

FY 2025 Gas ISR Plan

On December 22, 2023, RIE filed its FY 2025 Gas ISR Plan with the RIPUC with a budget that includes $185 million of capital investment spend and up to $11 million of contingency plan spend in light of the Pipeline and Hazardous Materials Safety Administration’s potential enactment of regulations during FY 2025 that would significantly alter RIE’s leak detection and repair obligations under federal regulations. RIE also filed its proposed gas ISR plan budgetary and reconciliation framework with its FY 2025 ISR Plan. The RIPUC has scheduled hearings on March 7 and 11, 2024, and is scheduled to rule on the plan by the end of March 2024. RIE cannot predict the outcome of these matters.

FY 2024 Electric ISR Plan

On December 23, 2022, RIE filed its FY 2024 Electric ISR Plan with the RIPUC. At its January 20, 2023 Open Meeting, the RIPUC directed RIE to file supplemental budget and rate schedules to reflect an April 1 to March 31 fiscal year. The supplemental budget filed with the RIPUC on January 27, 2023 includes $176 million of capital investment spend, $14 million of vegetation operations and management (O&M) spend and $3 million of Other O&M spend. The supplemental rate schedules were filed on February 3, 2023. RIE filed second supplemental budget schedules on March 21, 2023 which includes $166 million of capital investment spend, $14 million of vegetation management O&M spend and $1 million of Other O&M spend. The RIPUC held hearings in March 2023, and on March 29, 2023, approved the plan with modifications to the proposed capital investment spend, resulting in a total approved FY 2024 Electric ISR Plan of $112 million for capital investment spend, $14 million for vegetation management O&M spend, and $1 million for Other O&M spend.

On March 31, 2023, the RIPUC approved RIE's March 30, 2023 compliance filing for rates effective April 1, 2023. The RIPUC continues to consider the appropriate rate recovery treatment of projects not covered by an ISR plan for the applicable fiscal year, and additional definitions and procedures that may be implemented related to the ISR plan review and approval process. A new docket has been opened to address this matter with the goal of implementing changes for the FY 2025 ISR Plan. RIE filed its proposed electric ISR plan budgetary and reconciliation framework with its FY 2025 ISR Plan filing on December 21, 2023. RIE cannot predict the outcome of these matters.

FY 2025 Electric ISR Plan

On December 21, 2023, RIE filed its FY 2025 Electric ISR Plan with the RIPUC with a budget that includes $141 million of capital investment spend, $13 million of vegetation O&M spend and $1 million of Other O&M spend. RIE also filed its proposed electric ISR plan budgetary and reconciliation framework with its FY 2025 ISR Plan. The RIPUC has scheduled hearings on March 13 and 14, 2024, and is scheduled to rule on the plan by the end of March 2024. RIE cannot predict the outcome of these matters.

Kentucky Activities (PPL, LG&E and KU)

CPCN and SB 4 Application

On December 15, 2022, LG&E and KU filed an application with the KPSC for a CPCN for the construction and purchase of various generating facilities in conjunction with the retirement of four existing coal-fired generation units and three small gas-fired units. On March 24, 2023, Kentucky Senate Bill 4 (SB 4) went into effect, which requires KPSC approval of the retirement of fossil fuel-fired electric generating units in the state. On May 10, 2023, LG&E and KU filed an application with the KPSC seeking approval of the retirement of seven fossil fuel-fired generating units as required by SB 4. On May 16, 2023, the KPSC entered an Order consolidating the SB 4 filing proceeding into the CPCN case.

On November 6, 2023, the KPSC issued an order approving LG&E’s and KU’s requests (i) to construct a 640 MW net summer rating NGCC combustion turbine at LG&E's Mill Creek Generating Station in Jefferson County, Kentucky, (ii) to construct a 120 MWac solar photovoltaic electric generating facility in Mercer County, Kentucky, (iii) to acquire a 120 MWac solar facility to be built by a third-party solar developer in Marion County, Kentucky and (iv) to construct a 125 MW, 4-hour battery energy storage system facility at KU's E.W. Brown Generating Station. The KPSC denied the request to construct a 621 MW net summer rating NGCC combustion turbine at KU's E.W. Brown Generating Station in Mercer County, Kentucky at this time, based on the finding that the construction of this unit should be deferred with the construction date beginning on a date that provides for an in-service date in 2030. The order also authorized LG&E's and KU's entry into the four solar PPAs, subject to certain conditions, but deferred for future proceedings specific decisions on cost recovery treatment or mechanisms. Further, the order approved the new, adjusted or expanded energy efficiency programs contained in the requested 2024-2030 DSM plan.

The KPSC order included approval of the requested retirements of two existing coal-fired generation units at LG&E's Mill Creek Unit 1 (300 MW) and 2 (297 MW) in 2024 and 2027, subject to certain conditions, and three small gas-fired units. The order denied approval of the retirement of KU's E.W. Brown 3 Unit (412 MW) and Ghent Unit 2 (486 MW) in 2028 at this time, citing the need for additional clarity regarding environmental compliance regulations.

The new NGCC facility will be jointly owned by LG&E (31%) and KU (69%) and the solar units will be jointly owned by LG&E (37%) and KU (63%), the battery storage unit will be owned by LG&E, and the proposed PPA transactions and DSM programs will be entered into or conducted jointly by LG&E and KU, consistent with LG&E and KU's shared dispatch, cost allocation, tariff or other frameworks.

The order approved the requested AFUDC accounting treatment for associated financing costs, each as relating to the NGCC, solar and battery facilities to be constructed and owned by LG&E and KU. With respect to generating unit retirements that were approved by the KPSC, and separate from the order, LG&E and KU anticipate the recovery of associated costs, including the remaining net book value, for these units through the RAR or other rate mechanisms. The remaining net book values of LG&E’s Mill Creek 1 and 2 generating units were approximately $95 million and $244 million at December 31, 2023 and LG&E is continuing to depreciate these units using the current approved rates through their retirement dates in 2024 and 2027. LG&E expects to reclassify the net book value remaining at retirement, which is expected to total approximately $83 million for Mill Creek Unit 1 and $160 million for Mill Creek Unit 2, to a regulatory asset to be amortized over a period of ten years in accordance with the RAR.

Kentucky March 2023 Storm

On March 3, 2023, LG&E and KU experienced significant windstorm activity in their service territories, resulting in substantial damage to certain of LG&E's and KU's assets with total costs incurred through December 31, 2023 of $74 million ($33 million at LG&E and $41 million at KU). On March 17, 2023, LG&E and KU submitted a filing with the KPSC requesting regulatory asset treatment of the extraordinary operations and maintenance expenses portion of the costs incurred related to the windstorm. On April 5, 2023, the KPSC issued an order approving the request for accounting purposes, noting that approval for recovery would be determined in LG&E’s and KU’s next base rate cases. As of December 31, 2023, LG&E and KU recorded regulatory assets related to the storm of $8 million and $11 million.

KPSC Investigation Related to Winter Storm Elliott

On December 22, 2023, the KPSC initiated an investigation into the practices of LG&E and KU regarding the provision of electric service from December 23, 2022 through December 25, 2022, during a period of extreme temperatures during Winter Storm Elliott. The investigation is the result of LG&E's and KU's need to implement brief service interruptions to approximately 55,000 customers during this period. The purpose of the investigation is to supplement discovery and examination already completed through LG&E's and KU's CPCN proceedings, a legislative hearing completed in February 2023 and reports completed by the NERC and the FERC related to the issue. Additionally, the investigation will evaluate LG&E's and KU's actions taken, or planned to be taken, since Winter Storm Elliott that affect their ability to provide service during periods of variable weather and power system stress. LG&E and KU believe actions taken during the period under question were necessary and appropriate. Several parties have been granted intervenor status for the proceeding and discovery is currently scheduled to continue through March 15, 2024. LG&E and KU cannot predict the outcome of this matter, and an estimate of the impact, if any, cannot be determined, but LG&E and KU do not believe this matter will have a significant impact on their operations or financial condition.

Pennsylvania Activities (PPL and PPL Electric)

PAPUC investigation into billing issues

On January 31, 2023, the PAPUC initiated an investigation focused on billing issues related to estimated, irregular bills and customer service concerns following customer complaints, which for many customers were driven by increased prices for electricity supply. Certain bills issued during the time period of December 20, 2022 through January 9, 2023 were estimated due to a technical issue that prevented PPL Electric from providing actual collected meter data to customer facing and other internal systems. Customers also reported difficulties accessing PPL Electric's website and contacting the customer service call center. The PAPUC’s Bureau of Investigation & Enforcement (I&E) has directed PPL Electric to respond to certain inquiries and document requests. PPL Electric submitted its responses to the information request and cooperated fully with the investigation. PPL Electric reached a Settlement Agreement with I&E on November 21, 2023. In the settlement, PPL Electric agreed to pay a civil penalty of $1 million, make certain remedial improvements to its billing systems and processes, and agree to not seek recovery for extraordinary costs incurred in responding to the billing event. On November 21, 2023, PPL Electric and I&E submitted a Joint Petition for Approval of Settlement to the PAPUC. On January 18, 2024, the PAPUC issued an Order requesting public comment prior to the Commission entering a Final Order on the petition. Comments are due on February 28, 2024. PPL Electric is waiting for the PAPUC to issue a Final Order on the Joint Petition for Approval of Settlement. Approval is pending until the Commission has provided its final decision. PPL Electric cannot predict the outcome of this matter.

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

Federal Matters

FERC Transmission Rate Filing (PPL, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going waivers and credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the D.C. Circuit Court of Appeals regarding the FERC's orders on the elimination of the mitigation and required transition mechanism. In August 2022, the D.C. Circuit Court of Appeals issued an order remanding the proceedings back to the FERC. On May 18, 2023, the FERC issued an order on remand reversing its 2019 decision and requiring LG&E and KU to refund credits previously withheld, including under such transition mechanism. LG&E and KU filed a petition for review of the FERC's May 18, 2023 order with the D.C. Circuit Court of Appeals, and provided refunds in accordance with the FERC order on December 1, 2023. The FERC issued an order on LG&E and KU’s compliance filing on November 16, 2023, and LG&E and KU filed a petition for review of this November 16 order on February 14, 2024. The proceedings at the D.C. Circuit Court of Appeals were held on abeyance until February 15, 2024, but a motion to hold the proceedings on abeyance for an additional 60 days was filed on February 15, 2024, to allow the FERC time to substantively address LG&E and KU’s request for rehearing of the November 16 order. LG&E and KU cannot predict the ultimate outcome of the proceedings or any other post decision process but do not expect the annual impact to have a material effect on their operations or financial condition. LG&E and KU currently receive recovery of certain waivers and credits primarily through base rates increases, provided, however, that increases associated with the FERC's May 18, 2023 order are expected to be subject to future rate proceedings.

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

Other

Purchase of Receivables Program

(PPL and PPL Electric)

In accordance with a PAPUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During 2023, 2022 and 2021, PPL Electric purchased $1.5 billion, $1.3 billion and $1.2 billion of accounts receivable from alternative suppliers.

(PPL)

In 2021 and 2022, the RIPUC approved various components of a Purchase of Receivables Program (POR) in Rhode Island for effect on April 1, 2022. Municipal aggregators and non-regulated power producers (collectively, Competitive Suppliers) are eligible to participate in accordance with RIE's approved electric tariffs for municipal aggregation and non-regulated power producers. Under the POR program, RIE will purchase the Competitive Suppliers' accounts receivables, including existing receivables, at discounted rates, regardless of whether RIE has collected the owed monies from customers. The program is intended to make RIE whole through the implementation of a discount rate or Standard Complete Bill Percentage (SCBP) paid by Competitive Suppliers. RIE calculates the SCBP for each customer class and files the calculations with the RIPUC for review and approval by February 15 of each year. At an Open Meeting on March 29, 2023, the RIPUC approved the SCBP for effect beginning on April 1, 2023 for a one-year period.

8. Financing Activities

Credit Arrangements and Short-term Debt

(All Registrants)

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. For reporting purposes, on a consolidated basis, the credit facilities and commercial paper programs of PPL Electric, LG&E and KU also apply to PPL. The amounts listed in the borrowed column below are recorded as "Short-term debt" on the Balance Sheets except for borrowings under PPL Electric's term loan agreement due March 2024 and borrowings under LG&E's and KU's term loan agreements due July 2024, which were reflected in "Long-term debt" at December 31, 2022 and were repaid in 2023. The following credit facilities were in place at:

	December 31, 2023					December 31, 2022
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (d)	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (d)
PPL
PPL Capital Funding
Syndicated Credit Facility (a) (b) (c)	Dec 2027	$1,250	$—	$390	$860	$—	$561
Bilateral Credit Facility (a) (b)	Mar 2024	100	—	—	100	—	—
Bilateral Credit Facility (a) (b)	Mar 2024	100	—	13	87	—	58
Total PPL Capital Funding Credit Facilities		$1,450	$—	$403	$1,047	$—	$619

PPL Electric
Syndicated Credit Facility (a) (b)	Dec 2027	650	—	511	139	—	146
Term Loan Credit Facility (a) (b)	Mar 2024	—	—	—	—	250	—
Total PPL Electric Credit Facilities		$650	$—	$511	$139	$250	$146

	December 31, 2023					December 31, 2022
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (d)	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (d)

LG&E
Syndicated Credit Facility (a) (b)	Dec 2027	500	—	—	500	—	180
Term Loan Credit Facility (a) (b)	Jul 2024	—	—	—	—	300	—
Total LG&E Credit Facilities		$500	$—	$—	$500	$300	$180

KU
Syndicated Credit Facility (a) (b)	Dec 2027	400	—	93	307	—	101
Term Loan Credit Facility (a) (b)	Jul 2024	—	—	—	—	300	—
Total KU Credit Facilities		$400	$—	$93	$307	$300	$101

(a)Each company pays customary fees under its respective facility and borrowings generally bear interest at applicable secured overnight financing rates or base rates, plus an applicable margin.
(b)The facilities contain a financial covenant requiring debt to total capitalization not to exceed 70% for PPL Capital Funding, RIE, PPL Electric, LG&E and KU, as calculated in accordance with the facilities and other customary covenants. Additionally, subject to certain conditions, PPL Capital Funding may request that the capacity of one of its bilateral credit facilities expiring in March 2024 be increased by up to $30 million and PPL Capital Funding, PPL Electric, LG&E and KU may each request up to a $250 million increase in its syndicated credit facility's capacity. Participation in any such increase is at the sole discretion of each lender.
(c)Included a $250 million borrowing sublimit for RIE and a $1 billion sublimit for PPL Capital Funding at December 31, 2023. At December 31, 2023, PPL Capital Funding had $365 million commercial paper outstanding and RIE had $25 million of commercial paper outstanding. RIE's obligations under the facility are not guaranteed by PPL. On January 5, 2024, the borrowing sublimits under the facility were reallocated to $400 million at RIE and $850 million at PPL Capital Funding.
(d)Commercial paper issued reflects the undiscounted face value of the issuance.

(PPL)

In March 2023, RIE was added as an authorized borrower under the PPL Capital Funding syndicated credit facility. At December 31, 2023, RIE’s borrowing limit under the facility was set at $250 million and PPL Capital Funding's borrowing limit was set at $1 billion. At December 31, 2023, PPL Capital Funding had $365 million commercial paper outstanding and RIE had $25 million of commercial paper outstanding. On January 5, 2024, the borrowing sublimits under the facility were reset to $400 million at RIE and $850 million at PPL Capital Funding.

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

(All Registrants)

The Registrants maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	December 31, 2023				December 31, 2022
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances (c)	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances (c)
PPL Capital Funding (a)	5.66%	$1,350	$365	$985	4.84%	$561
RIE (b)	5.72%	400	25	375
PPL Electric	5.67%	650	510	140	4.74%	145
LG&E		500	—	500	4.94%	180
KU	5.64%	400	93	307	4.90%	101
Total		$3,300	$993	$2,307		$987

(a)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(b)Issuances under the PPL Capital Funding and RIE commercial paper programs are supported by the PPL Capital Funding syndicated credit facility, which has a total capacity of $1.25 billion and under which they are both borrowers. PPL Capital Funding’s Commercial paper program is also backed by a separate bilateral credit facility for $100 million. The PPL Capital Funding syndicated credit facility includes a borrowing sublimit for RIE, which at December 31, 2023 was set at $250 million with the remaining $1 billion allocated to PPL Capital Funding. RIE's obligations under the facility are not guaranteed by PPL. The sublimits of each borrower may be decreased or increased at the borrowers’ option up to a prescribed amount such that all borrowings under the syndicated credit facility cannot exceed the size of the credit facility of $1.25 billion. On January 5, 2024, the borrowing sublimits under the facility were reallocated to $400 million at RIE and $850 million at PPL Capital Funding.
(c)Commercial paper issued reflects the undiscounted face value of the issuance.

(PPL)

In June 2023, RIE established a commercial paper program with a capacity of $400 million. This program is supported by PPL Capital Funding's syndicated credit facility, under which RIE is a co-borrower.

(PPL Electric, LG&E and KU)

See Note 14 for a discussion of intercompany borrowings.

Long-term Debt (All Registrants)

			December 31,
	Weighted-Average Rate (d)	Maturities (d)	2023	2022
PPL
Senior Unsecured Notes	3.95%	2026 - 2047	$3,066	$3,066
Senior Secured Notes/First Mortgage Bonds (a) (b) (c)	4.35%	2025 - 2053	10,229	8,957
Exchangeable Senior Unsecured Notes	2.88%	2028	1,000	—
Junior Subordinated Notes	8.27%	2067	480	480
Term Loan Credit Facility			—	850
Total Long-term Debt before adjustments			14,775	13,353

Unamortized premium and (discount), net			(55)	(32)
Unamortized debt issuance costs			(108)	(78)
Total Long-term Debt			14,612	13,243
Less current portion of Long-term Debt			1	354
Total Long-term Debt, noncurrent			$14,611	$12,889

			December 31,
	Weighted-Average Rate (d)	Maturities (d)	2023	2022

PPL Electric
Senior Secured Notes/First Mortgage Bonds (a) (b)	4.61%	2027 - 2053	$4,649	$4,289
Term Loan Credit Facility			—	250
Total Long-term Debt Before Adjustments			4,649	4,539

Unamortized discount			(42)	(22)
Unamortized debt issuance costs			(40)	(31)
Total Long-term Debt			4,567	4,486
Less current portion of Long-term Debt			—	340
Total Long-term Debt, noncurrent			$4,567	$4,146

LG&E
Senior Secured Notes/First Mortgage Bonds (a) (c)	4.02%	2025 - 2054	$2,489	$2,024
Term Loan Credit Facility			—	300
Total Long-term Debt Before Adjustments			2,489	2,324

Unamortized discount			(4)	(4)
Unamortized debt issuance costs			(16)	(13)
Total Long-term Debt			2,469	2,307
Less current portion of Long-term Debt			—	—
Total Long-term Debt, noncurrent			$2,469	$2,307

KU
Senior Secured Notes/First Mortgage Bonds (a) (c)	4.22%	2025 - 2054	$3,089	$2,642
Term Loan Credit Facility			—	300
Total Long-term Debt Before Adjustments			3,089	2,942

Unamortized premium			5	5
Unamortized discount			(9)	(9)
Unamortized debt issuance costs			(21)	(18)
Total Long-term Debt			3,064	2,920
Less current portion of Long-term Debt			—	13
Total Long-term Debt, noncurrent			$3,064	$2,907

(a)Includes PPL Electric's senior secured and first mortgage bonds that are secured by the lien of PPL Electric's 2001 Mortgage Indenture, which covers substantially all of PPL Electric’s tangible distribution properties and certain of its tangible transmission properties located in Pennsylvania, subject to certain exceptions and exclusions. The carrying value of PPL Electric's property, plant and equipment was approximately $12.4 billion and $11.8 billion at December 31, 2023 and 2022.

Includes LG&E's first mortgage bonds that are secured by the lien of the LG&E 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of LG&E's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity and the storage and distribution of natural gas. The aggregate carrying value of the property subject to the lien was $5.9 billion and $5.8 billion at December 31, 2023 and 2022.

Includes KU's first mortgage bonds that are secured by the lien of the KU 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of KU's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity. The aggregate carrying value of the property subject to the lien was $7.3 billion and $7.1 billion at December 31, 2023 and 2022.
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
(c)Includes LG&E's and KU's series of first mortgage bonds that were issued to the respective trustees of tax-exempt revenue bonds to secure its respective obligations to make payments with respect to each series of bonds. The first mortgage bonds were issued in the same principal amounts, contain payment and redemption provisions that correspond to and bear the same interest rate as such tax-exempt revenue bonds. These first mortgage bonds were issued under the LG&E 2010 Mortgage Indenture and the KU 2010 Mortgage Indenture and are secured as noted in (a) above. The related tax-exempt revenue bonds were issued by various governmental entities, principally counties in Kentucky, on behalf of LG&E and KU. The related revenue bond documents allow LG&E and KU to convert the interest rate mode on the bonds from time to time to a commercial paper rate, daily rate, weekly rate, term rate of at least one year or, in some cases, an auction rate or a SOFR index rate. At December 31, 2023, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a term rate mode totaled $894 million for PPL, comprised of $538 million and $356 million for LG&E and KU. At December 31, 2023, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a variable rate mode totaled $66 million and $33 million for LG&E and KU. These variable rate tax-exempt revenue bonds are subject to tender for purchase by LG&E and KU at the option of the holder and to mandatory tender for purchase by LG&E and KU upon the occurrence of certain events.
(d)The table reflects principal maturities only, based on stated maturities, sinking fund requirements, or earlier put dates, and the weighted-average rates as of December 31, 2023.

The aggregate maturities of long-term debt, based on sinking fund requirements, stated maturities or earlier put dates, for the periods 2024 through 2028 and thereafter are as follows:

	PPL	PPL Electric	LG&E	KU
2024	$1	$—	$—	$—
2025	551	—	300	250
2026	904	—	90	164
2027	428	108	260	60
2028	1,350	—	—	—
Thereafter	11,541	4,541	1,839	2,615
Total	$14,775	$4,649	$2,489	$3,089

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

The Notes are exchangeable at an initial exchange rate of 29.3432 shares of PPL's common stock per $1,000 principal amount (equivalent to an initial exchange price of approximately $34.08 per share of common stock). The initial exchange rate is subject to adjustment, as provided in the indenture for anti-dilutive events and fundamental change and redemption provisions. Upon exchange of the Notes, PPL Capital Funding expects to redeem the aggregate principal amount of the Notes in cash. PPL Capital Funding will pay cash, deliver shares of common stock or a combination of cash and shares of common stock, at PPL Capital Funding's election, in respect of the remainder, if any, of its exchange obligation in excess of the aggregate principal amount of the Notes being exchanged. Prior to December 15, 2027, the Notes will be exchangeable at the option of the noteholders only upon the satisfaction of specified conditions and during certain periods described in the indenture pursuant to which the Notes were issued. On or after December 15, 2027 until the maturity date, the Notes will be exchangeable at the option of the noteholders at any time regardless of these conditions or periods.

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

In January 2024, PPL Electric issued $650 million of 4.85% First Mortgage Bonds due 2034. PPL Electric received proceeds of $644 million, net of discounts and underwriting fees, which will be used to repay short-term debt and for other general corporate purposes.

(PPL and LG&E)

In March 2023, LG&E issued $400 million of 5.45% First Mortgage Bonds due 2033. LG&E received proceeds of $396 million, net of discounts and underwriting fees, which were used to repay LG&E's $300 million term loan and for other general corporate purposes.

In December 2023, the County of Trimble, Kentucky issued $65 million of 4.70% Environmental Facilities Revenue Bonds 2023 Series A due 2054 on behalf of LG&E which reimburses LG&E for costs used to finance the acquisition, construction, installation, and equipping of certain solid waste disposal facilities owned by LG&E located in Trimble County, Kentucky. In December 2023, LG&E received proceeds of $40 million for expenditures made. The remaining balance of $25 million is being held in escrow until qualifying expenditures are made and has been recorded as restricted cash and included in "Other noncurrent assets" on the Balance Sheet at December 31, 2023.

(PPL and KU)

In March 2023, KU issued $400 million of 5.45% First Mortgage Bonds due 2033. KU received proceeds of $396 million, net of discounts and underwriting fees, which were used to repay KU's $300 million term loan and for general corporate purposes.

In December 2023, the County of Trimble, Kentucky issued $60 million of 4.70% Environmental Facilities Revenue Bonds 2023 Series A due 2054 on behalf of KU which reimburses KU for costs used to finance the acquisition, construction, installation, and equipping of certain solid waste disposal facilities owned by KU located in Trimble County, Kentucky. In December 2023, KU received proceeds of $37 million for expenditures made. The remaining balance of $23 million is being held in escrow until qualifying expenditures are made and has been recorded as restricted cash and included in "Other noncurrent assets" on the Balance Sheet at December 31, 2023.

(PPL Electric, LG&E and KU)

See Note 14 for additional information related to intercompany borrowings.

Legal Separateness (All Registrants)

The subsidiaries of PPL are separate legal entities. PPL's subsidiaries are not liable for the debts of PPL. Accordingly, creditors of PPL may not satisfy their debts from the assets of PPL's subsidiaries absent a specific contractual undertaking by a subsidiary to pay PPL's creditors or as required by applicable law or regulation. Similarly, other than PPL's guarantee of PPL Capital Funding's obligations, PPL is not liable for the debts of its subsidiaries, nor are its subsidiaries liable for the debts of one another. Accordingly, creditors of PPL's subsidiaries may not satisfy their debts from the assets of PPL or its other subsidiaries absent a specific contractual undertaking by PPL or its other subsidiaries to pay the creditors or as required by applicable law or regulation.

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

Distributions and Related Restrictions

In November 2023, PPL declared its quarterly common stock dividend, payable January 2, 2024, at 24.00 cents per share (equivalent to 0.96 cents per annum). On February 16, 2024, PPL announced a quarterly common stock dividend of 25.75 cents per share, payable April 1, 2024, to shareowners of record as of March 8, 2024. Future dividends will be declared at the discretion of the Board of Directors and will depend upon future earnings, cash flows, financial and legal requirements and other factors.

Neither PPL Capital Funding nor PPL may declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067. At December 31, 2023, no interest payments were deferred.

(All Registrants)

PPL relies on dividends or loans from its subsidiaries to fund PPL's dividends to its common shareholders. The net assets of certain PPL subsidiaries are subject to legal restrictions. LG&E, KU, PPL Electric and RIE are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for a public utility to make or pay a dividend from any funds "properly included in capital account." The meaning of this limitation has never been clarified under the Federal Power Act. LG&E, KU, PPL Electric and RIE believe, however, that this statutory restriction, as applied to their circumstances, would not be construed or applied by the FERC to prohibit the payment from retained earnings of dividends that are not excessive and are for lawful and legitimate business purposes. In February 2012, LG&E and KU petitioned the FERC requesting authorization to pay dividends in the future based on retained earnings balances calculated without giving effect to the impact of purchase accounting adjustments for PPL's 2010 acquisition of LG&E and KU. In May 2012, the FERC approved the petitions with the further condition that each utility may not pay dividends if such payment would cause its adjusted equity ratio to fall below 30% of total capitalization. Accordingly, at December 31, 2023, net assets of $1.5 billion for LG&E and $2.0 billion for KU were restricted for purposes of paying dividends to LKE, and net assets of $1.7 billion for LG&E and $2.2 billion for KU were available for payment of dividends to LKE. LG&E and KU believe they will not be required to change their current dividend practices as a result of the foregoing requirement. In addition, under Virginia law, KU is prohibited from making loans to affiliates without the prior approval of the VSCC. There are no comparable statutes under Kentucky law applicable to LG&E and KU, or under Pennsylvania law applicable to PPL Electric. However, orders from the KPSC require LG&E and KU to obtain prior consent or approval before lending amounts to PPL.

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

In connection with the Acquisition, National Grid USA Service Company, Inc., National Grid U.S. and Narragansett Electric have entered into a transition services agreement (TSA), pursuant to which National Grid has agreed to provide certain transition services to Narragansett Electric to facilitate the transition of the operation of Narragansett Electric to PPL following the Acquisition, as agreed upon in the Narragansett SPA. The TSA is for an initial two-year term and certain aspects have been extended to the third quarter of 2024. The TSA is subject to further extension as necessary to complete the successful transition. TSA costs of $228 million and $123 million were incurred for the years ended December 31, 2023 and 2022.

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
•RIE will forgo potential recovery of any and all transition costs, which includes (1) the installation of certain information technology systems; (2) modification and enhancements to physical facilities in Rhode Island; and (3) incurring costs related to severance payments, communications and branding changes, and other transition related costs. These costs, which are being expensed as incurred, were $262 million and $181 million for the years ended December 31, 2023 and 2022.
•RIE will not seek to recover any transaction costs related to the Acquisition, which were $28 million through December 31, 2023, including an immaterial amount for the year ended December 31, 2023, and $18 million and $10 million for the years ended December 31, 2022 and 2021. These amounts were recorded in "Other operations and maintenance" on the Statement of Income.
•RIE will not seek to recover in rates any markup charged by National Grid U.S. and/or its affiliates under the TSA which were $7 million and $3 million for the year ended December 31, 2023 and 2022.
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

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed that were recorded in PPL’s Consolidated Balance Sheet as of the Acquisition date. The allocation was subject to change during the one-year measurement period as additional information was obtained about the facts and circumstances that existed at closing. Adjustments to certain assets acquired and liabilities assumed during the year ended December 31, 2023 resulted in a decrease in goodwill of $1 million since the purchase price allocation as of December 31, 2022.

Final Purchase Price Allocation
Assets

Current Assets
Cash and Cash Equivalents	$154
Accounts Receivable (a)	195
Unbilled Revenues	54
Price Risk Management Assets	99
Regulatory Assets	75
Other Current Assets	65
Total Current Assets	642

Noncurrent Assets
Property, Plant and Equipment, net	3,992
Regulatory Assets	393
Goodwill	1,585
Other Noncurrent Assets	164
Total Noncurrent Assets	6,134

Total Assets	$6,776

Liabilities

Current Liabilities
Long-Term Debt Due Within One Year	$14
Accounts Payable	180
Taxes Accrued	44
Regulatory Liabilities	239
Other Current Liabilities	198
Total Current Liabilities	675

Noncurrent Liabilities
Long-Term Debt	1,496
Regulatory Liabilities	643
Other Deferred Credits and Noncurrent Liabilities	142
Noncurrent Liabilities	2,281

Total Purchase Price (Balance Sheet Net Assets)	$3,820

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

Final closing adjustments were completed during the year ended December 31, 2023, resulting in an increase to the loss on sale of $6 million ($5 million net of tax), which was recorded in "Other operation and maintenance" on the Statements of Income for the year ended December 31, 2023. A loss on sale of $60 million ($46 million net of tax benefit) was recorded in "Other operation and maintenance" on the Statements of Income for the year ended December 31, 2022.

In connection with the closing of the Transaction, PPL provided certain guarantees and other assurances. Certain of these guarantees and other assurances have been terminated as of January 8, 2024. See Note 13 to the Financial Statements for additional information.

Discontinued Operations

Sale of the U.K. Utility Business

On June 14, 2021, PPL WPD Limited completed the sale of PPL's utility business to National Grid Holdings One plc (National Grid U.K.), a subsidiary of National Grid plc. The transaction resulted in cash proceeds of $10.7 billion inclusive of foreign currency hedges executed by PPL. PPL received net proceeds, after taxes and fees, of $10.4 billion. PPL WPD Limited agreed to indemnify National Grid U.K. for certain tax related matters. See Note 13 for additional information. PPL has not had and will not have any significant involvement with the U.K. utility business since completion of the sale.

Summarized Results of Discontinued Operations

The operations of the U.K. utility business are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income for prior years, as there were no operations in 2023. Following are the components of discontinued operations in the Statements of Income for the years ended December 31:

	2022	2021
Operating Revenues	$—	$1,344
Operating Expenses	—	467
Other Income (Expense) - net	—	202
Interest Expense (a)	—	209
Income before income taxes	—	870
Loss on sale	—	(1,609)
Income tax (benefit) expense	(42)	759
Income (Loss) from Discontinued Operations (net of income taxes)	$42	$(1,498)

(a)No interest from corporate level debt was allocated to discontinued operations.

10. Leases

(All Registrants)

LG&E and KU have entered into various operating leases primarily for office space, vehicles and railcars. The leases generally have fixed payments with expiration dates ranging from 2024 to 2042, some of which have options to extend the leases from one year to ten years and some have options to terminate at LG&E's and KU's discretion.

PPL has also entered into various operating leases primarily for office and warehouse space. These leases generally have fixed payments with expiration dates ranging from 2024 through 2051. RIE has various operating leases, primarily related to buildings, land, and finance leases related to fleet vehicles used to support the electric and gas operations, with lease terms ranging between 1 and 28 years. In measuring lease liabilities, the Company excludes variable lease payments, other than those that depend on an index or rate, or are in substance fixed payments, and includes lease payments made at or before the commencement date. The variable lease payments were not material for the year ended December 31, 2023.

PPL Electric also has operating leases which do not have a significant impact to its operations.

(PPL, LG&E and KU)

Lessee Transactions

The following table provides the components of lease cost for the Registrants' leases for the years ended December 31:

	2023	2022	2021
PPL
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$1	$—	$—
Interest on lease liabilities	—	—	—
Operating lease cost	26	20	24
Short-term lease cost	6	6	6
Total lease cost	$33	$26	$30

LG&E
Lease cost:
Operating lease cost	$5	$6	$6
Short-term lease cost	1	1	1
Total lease cost	$6	$7	$7

KU
Lease cost:
Operating lease cost	$10	$9	$10
Short-term lease cost	1	2	1
Total lease cost	$11	$11	$11

The following table provides other key information related to the Registrants' leases at December 31:

	2023	2022	2021
PPL
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$—	$—	$—
Operating cash flows from operating leases	25	26	23
Financing cash flows from finance leases	1	—	—
Right-of-use asset obtained in exchange for new finance lease liabilities	7	—	—
Right-of-use asset obtained in exchange for new operating lease liabilities	47	15	12

LG&E
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6	$8	$6
Right-of-use asset obtained in exchange for new operating lease liabilities	6	4	4

KU
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9	$12	$10
Right-of-use asset obtained in exchange for new operating lease liabilities	10	5	7

The following table provides the total future minimum rental payments for leases, as well as a reconciliation of these undiscounted cash flows to the lease liabilities recognized on the Balance Sheets as of December 31, 2023.

	PPL		LG&E	KU
	Operating leases	Finance leases	Operating leases	Operating leases
2024	$24	$2	$6	$9
2025	18	1	5	6
2026	11	1	2	3
2027	9	1	1	2
2028	8	1	1	1
Thereafter	34	2	—	1
Total	$104	$8	$15	$22

Weighted-average discount rate	4.68%	7.56%	4.05%	4.36%
Weighted-average remaining lease term (in years)	8	7	3	3
Current lease liabilities (a)	$21	$1	$6	$8
Non-current lease liabilities (a)	63	6	9	12
Right-of-use assets (b)	74	6	13	19

(a)    Current lease liabilities are included in "Other Current Liabilities" on the Balance Sheets. Non-current lease liabilities are included in "Other deferred credits and noncurrent liabilities" on the Balance Sheets. The difference between the total future minimum lease payments and the recorded lease liabilities is due to the impact of discounting.
(b)    Operating lease right-of-use assets are included in "Other noncurrent assets" and finance lease right-of-use assets are included in "Property, Plant and Equipment" on the Balance Sheets.

Lessor Transactions

Third parties leased land from LG&E and KU at certain generation plants to produce refined coal used to generate electricity. The leases were operating leases and expired in 2021. Payments were allocated among lease and non-lease components as stated in the agreements. Lease payments were fixed or determined based on the amount of refined coal used in electricity generation at the facility. Payments received were primarily recorded as a regulatory liability and amortized in accordance with regulatory approvals. There are certain leases in which RIE is the lessor. Revenue under such leases was immaterial for the year ended December 31, 2023.

The following table shows the lease income recognized for the years ended December 31:

	2023	2022	2021
PPL	$4	6	11
LG&E	—	2	5
KU	—	—	5

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

The RIE defined benefit plans provide most union employees, as well as non-union employees hired before January 1, 2011, with a retirement benefit. Supplemental non-qualified, non-contributory executive retirement programs provide additional defined pension benefits for certain executives.

PPL and certain of its subsidiaries also provide supplemental retirement benefits to executives and other key management employees through unfunded nonqualified retirement plans.

Certain employees of PPL's subsidiaries are eligible for certain health care and life insurance benefits upon retirement through contributory plans. Effective January 1, 2014, the PPL Postretirement Medical Plan was closed to all newly hired salaried employees. Effective July 1, 2014, the PPL Postretirement Medical Plan was closed to all newly hired bargaining unit employees. Effective January 1, 2024, newly hired salaried employees and certain bargaining unit employees of LKE will no longer be eligible for postretirement medical benefits under the LKE Postretirement Plan. Postretirement health benefits may be paid from 401(h) accounts established as part of the PPL Retirement Plan and the LG&E and KU Pension Plan within the PPL Services Corporation Master Trust, funded VEBA trusts and company funds.

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

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Net periodic defined benefit costs (credits):
Service cost	$34	$51	$56	$6	$7	$6
Interest cost	188	144	121	30	20	16
Expected return on plan assets	(309)	(276)	(255)	(30)	(28)	(23)
Amortization of:
Prior service cost (credit)	6	8	8	1	1	1
Actuarial (gain) loss	2	51	93	(5)	(5)	(1)
Net periodic defined benefit costs (credits) prior to settlements and termination benefits	(79)	(22)	23	2	(5)	(1)
Settlements (a)	—	23	18	—	—	—
Net periodic defined benefit costs (credits)	$(79)	$1	$41	$2	$(5)	$(1)

Other Changes in Plan Assets and Benefit Obligations Recognized in OCI and Regulatory Assets/Liabilities - Gross:
Net (loss)/gain allocated at acquisition	$—	$33	$—	$—	$(49)	$—
Settlement	—	(23)	(18)	—	—	—
Net (gain) loss	193	242	42	(6)	—	(53)
Prior service cost (credit)	2	—	3	—	—	—
Amortization of:
Prior service (cost) credit	(6)	(8)	(8)	(1)	(1)	(1)
Actuarial gain (loss)	(2)	(51)	(93)	5	5	1
Total recognized in OCI and regulatory assets/liabilities	187	193	(74)	(2)	(45)	(53)

Total recognized in net periodic defined benefit costs, OCI and regulatory assets/liabilities	$108	$194	$(33)	$—	$(50)	$(54)

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

For PPL's pension and postretirement benefits, the amounts recognized in OCI and regulatory assets/liabilities for the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
OCI	$52	$142	$(70)	$—	$13	$(42)
Regulatory assets/liabilities	135	51	(4)	(2)	(58)	(11)
Total recognized in OCI and regulatory assets/liabilities	$187	$193	$(74)	$(2)	$(45)	$(53)

(PPL)

PPL uses base mortality tables issued by the Society of Actuaries for all defined benefit pension and other postretirement benefit plans. The Pri-2012 base table and the MP-2020 projection scale with varying adjustment factors based on the underlying demographic and geographic differences and experience of the plan participants was used for all periods.

The following weighted-average assumptions were used in the valuation of the benefit obligations at December 31.

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
PPL
Discount rate	5.52%	5.80%	5.54%	5.81%
Rate of compensation increase	3.43%	3.77%	3.43%	3.78%

The following weighted-average assumptions were used to determine the net periodic defined benefit costs for the years ended December 31.

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
PPL
Discount rate	5.52%	3.35%	2.92%	5.54%	3.54%	2.84%
Rate of compensation increase	3.43%	3.74%	3.76%	3.43%	2.84%	3.75%
Expected return on plan assets	8.25%	7.25%	7.25%	7.38%	6.52%	6.48%

(a)The expected long-term rates of return for pension and other postretirement benefits are based on management's projections using a best-estimate of expected returns, volatilities and correlations for each asset class. Each plan's specific current and expected asset allocations are also considered in developing a reasonable return assumption.

The following table provides the assumed health care cost trend rates for the years ended December 31:

	2023	2022	2021
PPL
Health care cost trend rate assumed for next year
– obligations	6.25%	6.50%	6.25%
– cost	6.50%	6.25%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
– obligations	5.00%	5.00%	5.00%
– cost	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate
– obligations	2029	2029	2027
– cost	2029	2027	2027

The funded status of PPL's plans at December 31 was as follows:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
Change in Benefit Obligation
Benefit Obligation, beginning of period	$3,333	$3,989	$534	$504
Service cost	34	51	6	7
Interest cost	188	144	30	20
Participant contributions	—	—	9	9
Plan amendments	3	—	—	—
Actuarial (gain) loss	179	(1,026)	18	(114)
Acquisition (a)	—	553	—	163
Settlements	(3)	(111)	—	—
Gross benefits paid	(280)	(267)	(59)	(55)
Benefit Obligation, end of period	3,454	3,333	538	534

Change in Plan Assets
Plan assets at fair value, beginning of period	3,149	3,887	417	367
Actual return on plan assets	297	(992)	54	(86)
Employer contributions	13	9	16	19
Participant contributions	—	—	7	7
Acquisition (a)	—	623	—	160
Settlements	(3)	(111)	—	—
Gross benefits paid	(280)	(267)	(56)	(50)
Plan assets at fair value, end of period	3,176	3,149	438	417

Funded Status, end of period	$(278)	$(184)	$(100)	$(117)

Amounts recognized in the Balance Sheets consist of:
Noncurrent asset	$7	$33	$10	$9
Current liability	(10)	(10)	(14)	(14)
Noncurrent liability	(275)	(207)	(96)	(112)
Net amount recognized, end of period	$(278)	$(184)	$(100)	$(117)

Amounts recognized in AOCI and regulatory assets/liabilities (pre-tax) consist of:
Prior service cost (credit)	$11	$14	$10	$11
Net actuarial (gain) loss	1,017	827	(96)	(95)
Total	$1,028	$841	$(86)	$(84)

Total accumulated benefit obligation for defined benefit pension plans	$3,312	$3,197
(a)Related to the pension and other postretirement plans assumed for the employees of Rhode Island Energy. See Note 9 for additional details on the acquisition of Narragansett Electric.

For PPL's pension and other postretirement benefit plans, the amounts recognized in AOCI and regulatory assets/liabilities at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
AOCI	$235	$183	$14	$13
Regulatory assets/liabilities	793	658	(100)	(97)
Total	$1,028	$841	$(86)	$(84)

The actuarial loss for pension plans in 2023 was primarily related to a change in the discount rate used to measure the benefit obligations of those plans. The actuarial gain for pension plans in 2022 was related to a change in the discount rate used to measure the benefit obligations of those plans.

The following tables provide information on pension plans where the projected benefit obligation (PBO) or accumulated benefit obligation (ABO) exceed the fair value of plan assets:

	PBO in excess of plan assets
	2023	2022
Projected benefit obligation	$2,891	$2,818
Fair value of plan assets	2,606	2,601

	ABO in excess of plan assets
	2023	2022
Accumulated benefit obligation	$1,773	$1,720
Fair value of plan assets	1,594	1,581

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

	2023	2022
Pension	$(65)	$(34)
Other postretirement benefits	(55)	(60)

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

	2023	2022
Pension	$34	$41
Other postretirement benefits	(44)	(41)

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

	2023	2022
Pension	$51	$44
Other postretirement benefits	(9)	(9)

Plan Assets - Pension Plans

(PPL)

All of PPL's qualified pension plans are invested in the PPL Services Corporation Master Trust (the Master Trust) that also includes 401(h) accounts that are restricted for certain other postretirement benefit obligations of PPL, RIE and LKE. The investment strategy for the Master Trust is to achieve a risk-adjusted return on a mix of assets that, in combination with PPL's funding policy, will ensure that sufficient assets are available to provide long-term growth and liquidity for benefit payments, while also managing the duration of the assets to complement the duration of the liabilities. The Master Trust benefits from a wide diversification of asset types, investment fund strategies and external investment fund managers, and therefore has no significant concentration of risk.

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

Target allocation ranges have been developed for each portfolio based on input from external consultants with a goal of limiting funded status volatility. The EBPB monitors the investments in each portfolio and seeks to obtain a target portfolio that emphasizes reduction of risk of loss from market volatility. In pursuing that goal, the EBPB establishes revised guidelines from time to time. EBPB investment guidelines as of the end of 2023 are presented below.

The asset allocation for the trust and the target allocation by portfolio at December 31 are as follows:

	Percentage of trust assets		2023
	2023	2022	Target Asset Allocation
Growth Portfolio	54%	55%	55%
Equity securities	31%	31%
Debt securities (a)	12%	13%
Alternative investments	11%	11%
Immunizing Portfolio	43%	43%	43%
Debt securities (a)	36%	33%
Derivatives (b)	7%	10%
Liquidity Portfolio	3%	2%	2%
Total	100%	100%	100%

(a)Includes commingled debt funds, which PPL treats as debt securities for asset allocation purposes.
(b)Includes posted collateral to support derivative instruments subject to counterparty risk.

(PPL)

The fair value of net assets in the Master Trust by asset class and level within the fair value hierarchy was:

	December 31, 2023				December 31, 2022
	Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL Services Corporation Master Trust
Cash and cash equivalents	$226	$226	$—	$—	$306	$306	$—	$—
Equity securities:
U.S. Equity	36	36	—	—	34	34	—	—
U.S. Equity fund measured at NAV (a)	542	—	—	—	574	—	—	—
International equity fund at NAV (a)	431	—	—	—	403	—	—	—
Commingled debt measured at NAV (a)	528	—	—	—	526	—	—	—
Debt securities:
U.S. Treasury and U.S. government sponsored agency	159	159	—	—	153	153	—	—
Corporate	915	—	906	9	834	—	818	16
Other	14	—	13	1	14	—	14	—
Alternative investments:
Real estate measured at NAV (a)	61	—	—	—	60	—	—	—
Private equity measured at NAV (a)	105	—	—	—	96	—	—	—
Private credit partnerships measured at NAV (a)	13	—	—	—	6	—	—	—
Hedge funds measured at NAV (a)	192	—	—	—	194	—	—	—
Derivatives	93	—	93	—	8	—	8	—
PPL Services Corporation Master Trust assets, at fair value	3,315	$421	$1,012	$10	3,208	$493	$840	$16
Receivables and payables, net (b)	(16)				67
401(h) accounts restricted for other postretirement benefit obligations	(124)				(126)
Total PPL Services Corporation Master Trust pension assets	$3,175				$3,149

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

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2023 is as follows:

Corporate debt
Balance at beginning of period	$16
Actual return on plan assets:
Relating to assets still held at the reporting date	(2)
Relating to assets sold during the period	4
Purchases, sales and settlements	(8)
Balance at end of period	$10

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2022 is as follows:

Corporate debt
Balance at beginning of period	$20
Actual return on plan assets:
Relating to assets still held at the reporting date	(2)
Relating to assets sold during the period	2
Purchases, sales and settlements	(4)
Balance at end of period	$16

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

At December 31, 2023, the Master Trust had unfunded commitments of $85 million that may be required during the lives of the real estate, private equity and private credit partnerships.
Investments in hedge funds represent investments in a fund of hedge funds. Hedge funds seek a return utilizing a number of diverse investment strategies. The strategies, when combined, aim to reduce volatility and risk while attempting to deliver positive returns under most market conditions. Major investment strategies for the fund of hedge funds include long/short equity, tactical trading, event driven, and relative value. Shares may be redeemed with 45 days prior written notice. The fund is subject to short term lockups and other restrictions. The fair value for the fund has been estimated using the net asset value per share.

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

Plan Assets - Other Postretirement Benefit Plans

The investment strategy with respect to other postretirement benefit obligations is to fund VEBA trusts and/or 401(h) accounts with voluntary contributions and to invest in a tax efficient manner. Excluding the 401(h) accounts included in the Master Trust, other postretirement benefit plans are invested in a mix of assets for long-term growth with an objective of earning returns that provide liquidity as required for benefit payments. These plans benefit from diversification of asset types, investment fund strategies and investment fund managers and, therefore, have no significant concentration of risk. Equity securities include investments in a large-cap commingled fund and a global equity exchange-traded fund. Ownership interests in commingled funds that invest entirely in debt securities are classified as equity securities, but treated as debt securities for asset allocation and target allocation purposes. Ownership interests in money market funds are treated as cash and cash equivalents for asset allocation and target allocation purposes. The asset allocation for the PPL VEBA trusts and the target allocation, by asset class, at December 31 are detailed below.

	Percentage of plan assets		Target Asset Allocation
	2023	2022	2023
Asset Class
Equity securities	46%	45%	45%
Debt securities (a)	48%	48%	49%
Cash and cash equivalents (b)	6%	7%	6%
Total	100%	100%	100%

(a)Includes commingled debt funds and debt securities.
(b)Includes money market funds.

The fair value of assets in the other postretirement benefit plans by asset class and level within the fair value hierarchy was:

	December 31, 2023				December 31, 2022
	Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds	$20	$20	$—	$—	$19	$19	$—	$—
Equity securities:
Large-cap equity fund measure at NAV (a)	76	—	—	—	71	—	—	—
Commingled debt fund measured at NAV (a)	84	—	—	—	77	—	—	—
Global equity exchange-traded fund	72	72	—	—	61	61	—	—
Long-term bond exchange-traded fund	74	74	—	—	65	65	—	—
Total VEBA trust assets, at fair value	326	$166	$—	$—	293	$145	$—	$—
Receivables and payables, net (b)	(12)				(2)
401(h) account assets	124				126
Total other postretirement benefit plan assets	$438				$417

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

Expected Cash Flows - Defined Benefit Plans (PPL)

PPL does not plan to contribute to its pension plans in 2024, as PPL's defined benefit pension plans have the option to utilize available prior year credit balances to meet current and future contribution requirements.

PPL sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets. PPL expects to make approximately $10 million of benefit payments under these plans in 2024.

PPL is not required to make contributions to its other postretirement benefit plans but has historically funded these plans in amounts equal to the postretirement benefit costs recognized. Continuation of this past practice would cause PPL to contribute $14 million to its other postretirement benefit plans in 2024.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans and the following federal subsidy payments are expected to be received by PPL.

		Other Postretirement
	Pension	Benefit Payment	Expected Federal Subsidy
2024	$299	$52	$—
2025	293	50	—
2026	290	49	—
2027	282	48	—
2028	277	47	—
2029-2033	1,322	216	—

Savings Plans (All Registrants)

Substantially, all employees of PPL's subsidiaries are eligible to participate in deferred savings plans (401(k)s). Employer contributions to the plans were:

	2023	2022	2021
PPL	$48	$36	$29
PPL Electric	8	6	5
LG&E	8	7	7
KU	6	5	5

12. Jointly Owned Facilities

(PPL, LG&E and KU)

At December 31, 2023 and 2022, the Balance Sheets reflect the owned interests in the generating plants listed below.

	Ownership Interest	Electric Plant	Accumulated Depreciation	Construction Work in Progress
PPL
December 31, 2023
Trimble County Unit 1	75.00%	$464	$110	$—
Trimble County Unit 2	75.00%	1,490	300	49

	Ownership Interest	Electric Plant	Accumulated Depreciation	Construction Work in Progress

December 31, 2022
Trimble County Unit 1	75.00%	$455	$94	$1
Trimble County Unit 2	75.00%	1,372	276	148

LG&E
December 31, 2023
E.W. Brown Units 6-7	38.00%	$53	$27	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	52	29	—
Trimble County Unit 1	75.00%	464	110	—
Trimble County Unit 2	14.25%	447	74	25
Trimble County Units 5-6	29.00%	37	17	—
Trimble County Units 7-10	37.00%	82	39	—
Cane Run Unit 7	22.00%	127	25	3
E.W. Brown Solar Unit	39.00%	10	3	—
Solar Share	44.00%	3	—	—
Mercer Solar	37.00%	7	—	—
Mill Creek 5	31.00%	—	—	2
Brown Wind	36.00%	—	—	—

December 31, 2022
E.W. Brown Units 6-7	38.00%	$53	$25	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	51	27	—
Trimble County Unit 1	75.00%	455	94	1
Trimble County Unit 2	14.25%	384	66	78
Trimble County Units 5-6	29.00%	36	16	—
Trimble County Units 7-10	37.00%	81	36	—
Cane Run Unit 7	22.00%	126	21	2
E.W. Brown Solar Unit	39.00%	10	3	—
Solar Share	44.00%	3	—	—

KU
December 31, 2023
E.W. Brown Units 6-7	62.00%	$87	$45	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	46	25	—
Trimble County Unit 2	60.75%	1,043	227	24
Trimble County Units 5-6	71.00%	86	41	—
Trimble County Units 7-10	63.00%	135	65	—
Cane Run Unit 7	78.00%	449	90	10
E.W. Brown Solar Unit	61.00%	16	5	—
Solar Share	56.00%	4	—	—
Mercer Solar	63.00%	12	—	1
Mill Creek 5	69.00%	—	—	3
Brown Wind	64.00%	1	—	—

December 31, 2022
E.W. Brown Units 6-7	62.00%	$87	$42	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	45	23	—
Trimble County Unit 2	60.75%	987	210	70
Trimble County Units 5-6	71.00%	84	38	—
Trimble County Units 7-10	63.00%	133	61	—
Cane Run Unit 7	78.00%	446	77	6
E.W. Brown Solar Unit	61.00%	16	5	—
Solar Share	56.00%	4	—	—

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

13. Commitments and Contingencies

Energy Purchase Commitments

(PPL, LG&E and KU)

LG&E and KU enter into purchase contracts to supply the coal and natural gas requirements for generation facilities and LG&E's retail natural gas supply operations. These contracts include the following commitments:

Contract Type	Maximum Maturity Date
Natural Gas Fuel	2025
Natural Gas Retail Supply	2024
Coal	2028
Coal Transportation and Fleeting Services	2033
Natural Gas Transportation	2030

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

	LG&E	KU	Total
2024	$26	$12	$38
2025	24	11	35
2026	24	11	35
2027	25	11	36
2028	22	10	32
Thereafter	175	77	252
Total	$296	$132	$428

LG&E and KU had total energy purchases under the OVEC PPA for the years ended December 31 as follows:

	2023	2022	2021
LG&E	$20	$21	$13
KU	9	9	6
Total	$29	$30	$19

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

These contracts include the following commitments:

Contract Type	Maximum Maturity Date
Electric power	2025
Gas-related	Beyond 2029

RIE’s commitments under these long-term contracts subsequent to December 31, 2023 are summarized in the table below.

	Total	2024	2025-2026	2027-2028	Thereafter

Energy Purchase Obligations	$1,087	$425	$196	$97	$369

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
•the Three-State Procurement, involving six clean energy long-term contracts pursuant to the Rhode Island Long-Term Contracting Standard (LTCS) of which 36.427 MW is currently operational and with respect to which RIE collects 2.75% remunerations in the annual payments pursuant to the LTCS; and
•the Offshore Wind Energy Procurement, pursuant to a 20-year PPA with Deep Water Wind Rev I, LLC (Revolution Wind), with an expected nameplate capacity of 408 MW expected to be operational in 2026; this contract was approved without remuneration but allows RIE to seek costs incurred under the agreement.

In addition, RIE is obligated under the LTCS (as amended in 2014) to annually solicit for renewable projects until 90 MW of renewable contracting capacity has been secured. The RIPUC-approved solicitations currently in service include: (i) a 15-year PPA with Orbit Energy Rhode Island, LLC for a 3.2 MW nameplate anaerobic digester biogas project located in Johnston, Rhode Island, placed in service in 2017, (ii) a 15-year PPA with Black Bear Development Holdings, LLC for a 3.9 MW nameplate run-of-river hydroelectric plant located in Orono, Maine, placed in service in 2013, (iii) a 15-year PPA with Copenhagen Wind Farm, LLC for an 80 MW nameplate land-based wind project located in Denmark, New York, placed in service in 2018, and (iv) a 15-year PPA with Rhode Island LFG Genco, LLC for a 32.1 MW nameplate combined cycle combustion turbine generating facility fueled by a landfill gas project located in Johnston, Rhode Island, placed in service in 2013. On December 29, 2023, RIE filed an RFP with the RIPUC for approval under LTCS to backfill approximately 17.2 MW of renewable contracting capacity resulting from a terminated PPA to fulfill the required 90 MW under LTCS.

In addition to the LTCS, in October 2023, RIE issued a request for proposals (RFP) for 300 MW to approximately 1,200 MW of newly developed offshore wind energy projects, under the Affordable Clean Energy Security Act (ACES), as amended in 2022. Based on the RFP schedule, RIE anticipates beginning conditional project selection in June 2024. RIE must negotiate in good faith to achieve a commercially reasonable contract and may file such contract with the RIPUC for approval in December 2024, unless RIE shows that the bids are unlikely to lead to a contract that meets all of the statutory and RFP requirements.

As approved by the RIPUC, RIE is allowed to pass through commodity-related/purchased power costs to customers and collect remuneration equal to 2.75% for long-term contracts approved prior to January 1, 2022, pursuant to LTCS as amended in 2022, and that have achieved commercial operation. For long-term contracts approved pursuant to LTCS or ACES, both as amended, on or after January 1, 2022, RIE is entitled to financial remuneration equal to 1.0% through December 31, 2026, for those projects that are commercially operating. For long-term contracts approved pursuant to LTCS or ACES on or after January 1, 2027, RIE is not entitled to any financial remuneration, unless otherwise granted by the RIPUC. Also, the 2022 amendments to LTCS and ACES added a provision, which provides that for any calendar year in which RIE’s actual return on equity exceeds the return on equity allowed by the RIPUC in the last general rate case, the RIPUC may adjust any or all remuneration to assure that such remuneration does not result in or contribute toward RIE earning above its allowed return for such calendar year.

Legal Matters

(All Registrants)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities, unless otherwise noted.

Talen Litigation

Background (PPL)

In September 2013, one of PPL's former subsidiaries, PPL Montana, entered into an agreement to sell its hydroelectric generating facilities. In June 2014, PPL and PPL Energy Supply, the parent company of PPL Montana, entered into various definitive agreements with affiliates of Riverstone to spin off PPL Energy Supply and ultimately merge it with Riverstone's competitive power generation businesses to form a stand-alone company named Talen Energy. In November 2014, after executing the spinoff agreements but prior to the closing of the spinoff transaction, PPL Montana closed the sale of its hydroelectric generating facilities. Subsequently, on June 1, 2015, the spinoff of PPL Energy Supply was completed. Following the spinoff transaction, PPL had no continuing ownership interest in or control of PPL Energy Supply. In connection with the spinoff transaction, PPL Montana became Talen Montana, LLC (Talen Montana), a subsidiary of Talen Energy and Talen Energy Marketing, LLC also became a subsidiary of Talen Energy. Talen Energy has owned and operated both Talen Montana and Talen Energy Marketing, LLC since the spinoff. As a result of the spinoff and merger, affiliates of Riverstone owned a 35% interest in Talen Energy. Riverstone subsequently acquired the remaining interests in Talen Energy in a take private transaction in December 2016.

In October 2018, Talen Montana Retirement Plan and Talen Energy Marketing, LLC filed a putative class action complaint on behalf of current and contingent creditors of Talen Montana (the Montana Action) who allegedly suffered harm or allegedly will suffer reasonably foreseeable harm as a result of, among other things, the November 2014 allegedly fraudulent transfer of $900 million of proceeds from the sale of then-PPL Montana's hydroelectric generating facilities.

In November 2018, PPL, certain PPL affiliates, and certain current and former officers and directors filed a complaint in the Court of Chancery of the State of Delaware seeking various forms of relief against Riverstone, Talen Energy and certain of their affiliates (the Delaware Action), in response to the Montana Action and as part of the defense strategy.

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

On May 10, 2022, Talen Montana, LLC, as debtor-in-possession, filed a complaint initiating an adversary proceeding (Adversary Proceeding) in the Texas Bankruptcy Court against PPL Corporation, PPL Capital Funding, Inc., PPL Electric Utilities Corporation, and PPL Energy Funding Corporation. Similar to the litigation in Montana, the Adversary Proceeding sought the recovery of an allegedly fraudulent transfer relating to PPL Montana’s November 2014 sale of hydroelectric assets to Northwestern and subsequent distribution of approximately $900 million of proceeds from that sale, reiterating claims that the parties had already been litigating in Montana and Delaware.

Both the Montana Action and the Delaware Action were transferred to and consolidated in the Texas Bankruptcy Court. PPL filed its Answer and asserted a Counterclaim against the Talen and Riverstone entities, similar to the claims previously asserted in the Delaware Action, and filed a motion for partial summary judgment that was heard on October 31, 2022. Mediation occurred on February 22, 2023 before Judge David R. Jones of the Texas Bankruptcy Court. The parties were not able to settle the case at that time. On June 14, 2023, the Texas Bankruptcy Court entered an Order denying PPL's motion for partial summary judgment.

A hearing on Riverstone’s motion for summary judgment occurred on August 24, 2023. The court ordered supplemental briefings from each party following the hearing. Defendants filed a second partial motion for summary judgment based on a safe harbor provision in the bankruptcy code on September 29, 2023. On December 22, 2023, PPL announced that it entered into a settlement agreement (Settlement Agreement) with Talen Montana, LLC and affiliated entities (Talen) to resolve all claims made by Talen in Talen Montana, LLC et al. v. PPL Corp. et al, Adv. No 22-09001 pending before the U.S. Bankruptcy Court for the Southern District of Texas and arising out of the June 2015 spinoff of PPL Energy Supply, which was renamed Talen. Under the terms of the Settlement Agreement, PPL paid Talen $115 million and Talen dismissed all claims against PPL. Separately, PPL and Riverstone mutually agreed to dismiss all remaining claims in a settlement in January 2024. This matter is now concluded.

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

On January 19, 2023, the Rhode Island Division of Public Utilities and Carriers (the Division) filed a motion to dismiss RIPUC Docket No. 22-05-EE without prejudice. As grounds for its motion, the Division stated that sufficient evidence exists in the docket to warrant an independent summary investigation by the Division, to include an audit of RIE, pursuant to Rhode Island General Laws Section 39-4-13. If the Division finds sufficient grounds, the Division may proceed to a formal hearing regarding the matters under investigation pursuant to Rhode Island General Laws Sections 39-4-14 and 39-4-15. Upon the conclusion of its investigation, the Division will provide the RIPUC with a report outlining the Division’s findings and final decision. On January 30, 2023, the Rhode Island Attorney General filed an objection to the Division’s motion to dismiss; RIE and National Grid each filed responses with the RIPUC requesting that any additional action taken by the RIPUC or the Division be considered after National Grid completes its internal investigation report, which National Grid filed with the RIPUC on March 10, 2023. On February 24, 2023, the Division initiated the independent summary investigation that it had referenced in its motion to dismiss. The RIPUC held a hearing on March 28, 2023 to hear oral arguments regarding the Division’s motion to dismiss and subsequently denied the motion. On November 27, 2023, the Division filed testimony recommending the RIPUC disallow a portion of the performance incentive awarded from 2012 through 2021, an amount of approximately $13 million, including interest. On January 19, 2024, the Division and the Rhode Island Attorney General filed their respective briefs recommending that the RIPUC assess financial penalties on the Company. The Division also recommended that the RIPUC consider further regulatory investigations and analysis within each of the energy efficiency dockets from 2012 through 2020, to confirm the accuracy of claimed savings and to document all conduct and actions that would trigger penalties pursuant to R.I. Gen. Laws §§ 39-2-8 and 39-1-22. This proceeding remains open and, in parallel, the Division’s summary investigation remains ongoing. At this time, it is not possible to predict the final outcome or determine the total amount of any additional liabilities that may be incurred by RIE in connection with this matter or the Division’s summary investigation. RIE does not expect this matter will have a material adverse effect on its results of operations, financial position or cash flows.

E.W. Brown Environmental Assessment (PPL and KU)

KU is undertaking extensive remedial measures at the E.W. Brown plant including closure of the former ash pond, implementation of a groundwater remedial action plan and performance of a corrective action plan including aquatic study of adjacent surface waters and risk assessment. The aquatic study and risk assessment are being undertaken pursuant to a 2017 agreed Order with the Kentucky Energy and Environment Cabinet (KEEC). KU conducted sampling of Herrington Lake in 2017 and 2018. In June 2019, KU submitted to the KEEC the required aquatic study and risk assessment, conducted by an independent third-party consultant, finding that discharges from the E.W. Brown plant have not had any significant impact on Herrington Lake and that the water in the lake is safe for recreational use and meets safe drinking water standards. On May 31, 2021, the KEEC approved the report and released a response to public comments. On August 6, 2021, KU submitted a Supplemental Remedial Alternatives Analysis report to the KEEC that outlines proposed additional fish, water, and sediment testing. On February 18, 2022, the KEEC provided approval to KU to proceed with the proposed sampling, which commenced in the spring of 2022. On November 17, 2022, KU submitted a Supplemental Performance Monitoring Report to the KEEC finding that there are no significant unaddressed risks to human health or the environment at the plant. KU revised the Supplemental Performance Monitoring Report on June 8, 2023, in response to KEEC comments from April 24, 2023. On September 1, 2023, the KEEC requested KU to propose additional monitoring or remedial measures. KU submitted a revised Supplemental Performance Monitoring and Corrective Action Completion on December 28, 2023. Discussions between KU and the KEEC are ongoing.

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

(PPL and PPL Electric)

PPL Electric is a potentially responsible party for a share of clean-up costs at certain sites. Cleanup actions have been or are being undertaken at these sites as requested by governmental agencies, the costs of which have not been and are not expected to be significant to PPL Electric.

At December 31, 2023 and December 31, 2022, PPL Electric had a recorded liability of $8 million and $11 million, representing its best estimate of the probable loss incurred to remediate these sites.

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

At December 31, 2023 and December 31, 2022, RIE had a recorded liability of $99 million and $100 million, representing its best estimate of the remaining costs of environmental remediation activities. These undiscounted costs are expected to be incurred over approximately 30 years and generally to be subject to rate recovery. However, remediation costs for each site may be materially higher than estimated, depending on changing technologies and regulatory standards, selected end uses for each site, and actual environmental conditions encountered. RIE has recovered amounts from certain insurers and potentially responsible parties, and, where appropriate, may seek additional recovery from other insurers and from other potentially responsible parties, but it is uncertain whether, and to what extent, such efforts will be successful.

The RIPUC has approved two settlement agreements that provide for rate recovery of qualified remediation costs of certain contaminated sites located in Rhode Island and Massachusetts. Rate-recoverable contributions for electric operations of approximately $3 million are added annually to RIE's Environmental Response Fund, established with RIPUC approval in March 2000 to address such costs, along with interest and any recoveries from insurance carriers and other third-parties. In addition, RIE recovers approximately $1 million annually for gas operations under a distribution adjustment charge in which the qualified remediation costs are amortized over 10 years. See Note 7 for additional information on RIE's recorded environmental regulatory assets and liabilities.

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

Other
Guarantees and Other Assurances

(All Registrants)

In the normal course of business, the Registrants enter into agreements that provide financial performance assurance to third parties on behalf of certain subsidiaries. Examples of such agreements include guarantees, stand-by letters of credit issued by financial institutions and surety bonds issued by insurance companies. These agreements are entered into primarily to support or enhance the creditworthiness attributed to a subsidiary on a stand-alone basis or to facilitate the commercial activities in which these subsidiaries engage.

(PPL)

PPL fully and unconditionally guarantees all of the debt obligations of PPL Capital Funding.

(All Registrants)

The table below details guarantees provided as of December 31, 2023. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The Registrants believe the probability of expected payment/performance under each of these guarantees is remote, except for the guarantees and indemnifications related to the sale of Safari Holdings, which PPL believes are reasonably possible but not probable of occurring. For reporting purposes, on a consolidated basis, the guarantees of PPL include the guarantees of its subsidiary Registrants.

	Exposure at December 31, 2023		Expiration Date
PPL
Indemnifications related to certain tax liabilities related to the sale of the U.K. utility business	£50	(a)	2028
PPL guarantee of Safari payment obligations under certain sale/leaseback financing transactions related to the sale of Safari Holdings	$124	(b)	2028
PPL guarantee of Safari payment obligations under certain PPAs related to the sale of Safari Holdings	33	(c)
Indemnifications for losses suffered related to items not covered by Aspen Power's representation and warranty insurance associated with the sale of Safari Holdings	140	(d)	Various
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(e)

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
(c)PPL guaranteed the payment obligations of Safari under certain PPAs executed by Safari. PPL's guarantee was terminated on January 8, 2024.
(d)Aspen Power has obtained representation and warranty insurance, therefore, PPL generally has no liability for its representations and warranties under the agreement except for losses suffered related to items not covered. Expiration of these indemnifications range from 18 months to 6 years from the date of the closing of the transaction, and PPL’s aggregate liability for these claims will not exceed $140 million subject to certain adjustments plus the support obligations provided by PPL under sale-leaseback financings and PPAs that will be replaced by Aspen Power. PPL's support obligations related to the PPAs were replaced by Aspen Power and terminated on January 8, 2024.
(e)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. PPL's proportionate share of OVEC's outstanding debt was $87 million at December 31, 2023, consisting of LG&E's share of $60 million and KU's share of $27 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" above for additional information on the OVEC power purchase contract.

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

Support Costs (PPL Electric, LG&E and KU)

PPL Services and LKS provide and, prior to its merger into PPL Services on December 31, 2021, PPL EU Services provided the Registrants, their respective subsidiaries and each other with administrative, management and support services. For all services companies, the costs of directly assignable and attributable services are charged to the respective recipients as direct support costs. General costs that cannot be directly attributed to a specific entity are allocated and charged to the respective recipients as indirect support costs. PPL Services, PPL EU Services and LKS use a three-factor methodology that includes the applicable recipients' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs. PPL Services may also use a ratio of overall direct and indirect costs or a weighted average cost ratio. LKS bases its indirect allocations on the subsidiaries' number of employees, total assets, revenues, number of customers and/or other statistical information. PPL Services, PPL EU Services and LKS charged the following amounts for the years ended December 31, including amounts applied to accounts that are further distributed between capital and expense on the books of the recipients, based on methods that are believed to be reasonable.

	2023	2022	2021
PPL Electric from PPL Services	$222	$241	$54
PPL Electric from PPL EU Services	—	—	222
LG&E from LKS	115	153	169
LG&E from PPL Services	42	13	3
KU from LKS	150	171	179
KU from PPL Services	48	14	3

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

Intercompany Borrowings

(PPL Electric)

CEP Reserves maintains a $500 million revolving line of credit with a PPL Electric subsidiary. At December 31, 2023 and 2022, CEP Reserves had no borrowings outstanding. The interest rates on borrowings are equal to one-month SOFR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the Income Statements.

(LG&E and KU)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to the difference between LG&E's FERC borrowing limit and LG&E's commercial paper limit at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At December 31, 2023, LG&E's money pool unused capacity was $750 million. At December 31, 2023 and 2022, LG&E's borrowings outstanding from KU and/or LKE were not significant.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to the difference between KU's FERC borrowing limit and KU's commercial paper limit at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At December 31, 2023, KU's money pool unused capacity was $557 million. At December 31, 2023 and 2022, KU's borrowings outstanding from LG&E and/or LKE were not significant.

Other (PPL Electric, LG&E and KU)

See Note 1 for discussions regarding the intercompany tax sharing agreement (for PPL Electric, LG&E and KU) and intercompany allocations of stock-based compensation expense (for PPL Electric). For PPL Electric, LG&E and KU, see Note 11 for discussions regarding intercompany allocations associated with defined benefits.

15. Other Income (Expense) - net

(PPL)

The components of "Other Income (Expense) - net" for the years ended December 31, were:

	2023	2022	2021
Defined benefit plans - non-service credits (Note 11)	$40	$47	$21
Interest income	32	4	12
AFUDC - equity component	30	22	18
Charitable contributions	(5)	(14)	(14)
Talen litigation (a)	(124)	1	(41)
Miscellaneous	(13)	(6)	19
Other Income (Expense) - net	$(40)	$54	$15
(a)The costs for the year ended December 31, 2023 primarily relate to the settlement of the litigation. See "Legal Matters - Talen Litigation" in Note 13 for additional information.

(PPL Electric)

The components of "Other Income (Expense) - net" for the years ended December 31, were:

	2023	2022	2021
Defined benefit plans - non-service credits (Note 11)	$20	$15	$9
Interest income	8	3	—
AFUDC - equity component	16	16	18
Charitable contributions	(3)	(3)	(3)
Miscellaneous	(2)	(1)	(3)
Other Income (Expense) - net	$39	$30	$21

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	December 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$331	$331	$—	$—	$356	$356	$—	$—
Restricted cash and cash equivalents (a)	51	51	—	—	1	1	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	382	382	—	—	357	357	—	—
Special use funds (a):
Money market fund	1	1	—	—	1	1	—	—
Commingled debt fund measured at NAV (c)	9	—	—	—	13	—	—	—
Commingled equity fund measured at NAV (c)	8	—	—	—	11	—	—	—
Total special use funds	18	1	—	—	25	1	—	—

	December 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Price risk management assets (d):
Gas contracts	1	—	1	—	25	—	25	—
Total assets	$401	$383	$1	$—	$407	$358	$25	$—

Liabilities
Price risk management liabilities (d):
Interest rate swaps	$7	$—	$7	$—	$7	$—	$7	$—
Gas contracts	60	—	41	19	66	—	10	56
Total price risk management liabilities	$67	$—	$48	$19	$73	$—	$17	$56

PPL Electric
Assets
Cash and cash equivalents	$51	$51	$—	$—	$25	$25	$—	$—
Total assets	$51	$51	$—	$—	$25	$25	$—	$—

LG&E
Assets
Cash and cash equivalents	$18	$18	$—	$—	$93	$93	$—	$—
Restricted cash and cash equivalents (a)	26	26	—	—	—	—	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	44	44	—	—	93	93	—	—
Total assets	$44	$44	$—	$—	$93	$93	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$7	$—	$7	$—	$7	$—	$7	$—
Total price risk management liabilities	$7	$—	$7	$—	$7	$—	$7	$—

KU
Assets
Cash and cash equivalents	$14	$14	$—	$—	$21	$21	$—	$—
Restricted cash and cash equivalents (a)	24	24	—	—	—	—	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	38	38	—	—	21	21	—	—
Total assets	$38	$38	$—	$—	$21	$21	$—	$—

(a)Current portion is included in "Other current assets" and noncurrent portion is included in "Other noncurrent assets" on the Balance Sheets.
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

A reconciliation of net liabilities classified as Level 3 for the year ended December 31 is as follows:

Gas Contracts
2023
Balance at beginning of period	$56
Purchases	19
Settlements	(56)
Balance at end of period	$19

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

	December 31, 2023		December 31, 2022
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$14,612	$14,031	$13,243	$12,239
PPL Electric	4,567	4,475	4,486	4,259
LG&E	2,469	2,369	2,307	2,128
KU	3,064	2,861	2,920	2,616

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

PPL had no cash collateral posted under master netting arrangements at December 31, 2023 and $4 million cash collateral posted at December 31, 2022.

PPL had no obligation to return cash collateral under master netting arrangements at December 31, 2023 and 2022.

LG&E and KU had no cash collateral posted or obligation to return cash collateral under master netting arrangements at December 31, 2023 and 2022.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL had no such contracts at December 31, 2023.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For 2023, 2022 and 2021, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At December 31, 2023, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At December 31, 2023, LG&E held contracts with a notional amount of $64 million that mature in 2033.

Commodity Price Risk (PPL)

Economic Activity

RIE enters into derivative contracts that economically hedge natural gas purchases. Realized gains and losses from the derivatives are recoverable through regulated rates, therefore subsequent changes in fair value are included in regulatory assets or liabilities until they are realized as purchased gas. Realized gains and losses are recognized in "Energy Purchases" on the Statements of Income upon settlement of the contracts. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at December 31, 2023. At December 31, 2023, RIE held contracts with notional volumes of 48 Bcf that range in maturity from 2024 through 2025.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless the NPNS is elected. NPNS contracts include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 7 for amounts recorded in regulatory assets and regulatory liabilities at December 31, 2023 and 2022.

See Note 1 for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets:

	December 31, 2023				December 31, 2022
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$—	$—		$1	$—	$—	$—	$1
Gas contracts	—	—	1	51	—	—	20	62
Total current	—	—	1	52	—	—	20	63
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	—	—	—	6	—	—	—	6
Gas contracts	—	—		9	—	—	5	4
Total noncurrent	—	—	—	15	—	—	5	10
Total derivatives	$—	$—	$1	$67	$—	$—	$25	$73

(a)Current portion is included in "Other current assets" and "Other current liabilities" and noncurrent portion is included in "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.
(b)Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities:

Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income
2023
Cash Flow Hedges:
Interest rate swaps	$—	Interest Expense	$(3)
Total	$—		$(3)

2022
Cash Flow Hedges:
Interest rate swaps	$—	Interest Expense	$(3)
Total	$—		$(3)
Net Investment Hedges:

2021
Cash Flow Hedges:
Interest rate swaps	$—	Interest Expense	$11
		Income (Loss) from Discontinued operations (net of taxes)	(2)
Cross-currency swaps	(50)	Income (Loss) from Discontinued operations (net of taxes)	(39)
Total	$(50)		$(30)
Net Investment Hedges:
Foreign currency contracts in Discontinued operations	$1

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2023	2022	2021
Foreign currency contracts	Income (Loss) from Discontinued Operations (net of taxes)	$—	$—	$(266)
Interest rate swaps	Interest Expense	—	(2)	(2)
Gas contracts	Energy Purchases	(19)	41	—
	Other income (expense) - net	(1)	$—	$—
	Total	$(20)	$39	$(268)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	2023	2022	2021
Gas contracts	Regulatory assets - current	$9	$39	$—
	Regulatory assets - noncurrent	(8)	—	—
Interest rate swaps	Regulatory assets - noncurrent	—	11	5
	Total	$1	$50	$5

The following table presents the effect of cash flow hedge activity on the Statement of Income for the year ended December 31, 2023:

Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$666
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(3)
Cross-currency swaps:
Hedged items	—
Amount of gain (loss) reclassified from AOCI to income	—

The following table presents the effect of cash flow hedge activity on the Statement of Income for the year ended December 31, 2022:

Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$513
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(3)
Cross-currency swaps:
Hedged items	—
Amount of gain (loss) reclassified from AOCI to income	—

The following table presents the effect of cash flow hedge activity on the Statement of Income for the year ended December 31, 2021:

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Interest Expense	Income (Loss) from Discontinued Operations (net of income taxes)
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$918	$(1,498)
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	11	(2)
Cross-currency swaps:
Hedged items	—	39
Amount of gain (loss) reclassified from AOCI to income	—	(39)

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments:

	December 31, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$1	$—	$1
Total current	—	1	—	1
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	6	—	6
Total noncurrent	—	6	—	6
Total derivatives	$—	$7	$—	$7

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets:

Derivative Instruments	Location of Gain (Loss)	2023	2022	2021
Interest rate swaps	Interest Expense	$—	$(2)	$(2)

Derivative Instruments	Location of Gain (Loss)	2023	2022	2021
Interest rate swaps	Regulatory assets - noncurrent	$—	$11	$5

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2023
Derivatives
PPL	$1	$—	$—	$1	$67	$—	$—	$67
LG&E	—	—	—	—	7	—	—	7
December 31, 2022
Derivatives
PPL	$25	$20	$—	$5	$73	$62	$—	$11
LG&E	—	—	—	—	7	—	—	7

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

Additionally, certain derivative contracts contain credit risk-related contingent features that require adequate assurance of performance be provided if the other party has reasonable concerns regarding the performance of PPL's, LG&E's and KU's obligations under the contracts. A counterparty demanding adequate assurance could require a transfer of additional collateral or other security, including letters of credit, cash and guarantees from a creditworthy entity. This would typically involve negotiations among the parties. However, amounts disclosed below would represent assumed immediate payment or immediate and ongoing full collateralization for derivative instruments in net liability positions with "adequate assurance" features.

(PPL)

At December 31, 2023, derivative contracts in a net liability position that contain credit risk-related contingent features was $35 million. The aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade was $36 million.

18. Goodwill and Other Intangible Assets

Goodwill

(PPL)

The changes in the carrying amount of goodwill by segment were:

	Kentucky Regulated		Rhode Island Regulated		Corporate and Other		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Balance at beginning of period (a)	$662	$662	$725	$—	$861	$53	$2,248	$715
Goodwill recognized during the period (b)	—	—	—	725	(1)	861	(1)	1,586
Sale of Safari Holdings (c)	—	—	—	—	—	(53)	—	(53)
Total	$662	$662	$725	$725	$860	$861	$2,247	$2,248

(a)There were no accumulated impairment losses related to goodwill.
(b)Recognized as a result of the acquisition of RIE. See Note 9 for additional information.
(c)See Note 9 for additional information.

Other Intangible Assets

(PPL)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Contracts (a)	$125	$107	$125	$99
Renewable Energy Credits	15	—	14	—
Land rights and easements	411	143	407	138
Licenses and other	2	—	2	1
Total subject to amortization	553	250	548	238

Not subject to amortization due to indefinite life:
Land rights and easements	18	—	17	—
Total not subject to amortization due to indefinite life	18	—	17	—
Total	$571	$250	$565	$238

(a)Gross carrying amount in 2023 and 2022 includes the fair value at the acquisition date of the OVEC power purchase contract with terms favorable to market recognized as a result of the 2010 acquisition of LKE by PPL.

Current intangible assets are included in "Other current assets" and long-term intangible assets are included in "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:
	2023	2022	2021
Intangible assets with no regulatory offset	$5	$5	$9
Intangible assets with regulatory offset	9	9	8
Total	$14	$14	$17

Amortization expense for each of the next five years is estimated to be:

	2024	2025	2026	2027	2028
Intangible assets with no regulatory offset	$5	$5	$4	$4	$4
Intangible assets with regulatory offset	8	8	2	—	—
Total	$13	$13	$6	$4	$4

(PPL Electric)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$389	$138	$385	$134
Licenses and other	2	1	2	1
Total subject to amortization	391	139	387	135

Not subject to amortization due to indefinite life:
Land rights and easements	17	—	17	—
Total	$408	$139	$404	$135

Intangible assets are shown as "Intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2023	2022	2021
Intangible assets with no regulatory offset	$4	$4	$4

Amortization expense for each of the next five years is estimated to be:

	2024	2025	2026	2027	2028
Intangible assets with no regulatory offset	$4	$4	$4	$4	$4

(LG&E)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$7	$2	$7	$1
OVEC power purchase agreement (a)	86	73	86	68
Total subject to amortization	$93	$75	$93	$69

(a)    Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 7 for additional information.

Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2023	2022	2021
Intangible assets with regulatory offset	$6	$6	$5

Amortization expense for each of the next five years is estimated to be:

	2024	2025	2026	2027	2028
Intangible assets with regulatory offset	$6	$6	$1	$—	$—

(KU)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$17	$4	$16	$3
OVEC power purchase agreement (a)	39	33	39	31
Total subject to amortization	$56	$37	$55	$34

(a)    Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 7 for additional information.

Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2023	2022	2021
Intangible assets with no regulatory offset	$—	$—	$1
Intangible assets with regulatory offset	3	3	3

Amortization expense for each of the next five years is estimated to be:

	2024	2025	2026	2027	2028
Intangible assets with regulatory offset	$2	$2	$1	$—	$—

19. Asset Retirement Obligations

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

(PPL, LG&E and KU)

PPL's, LG&E's and KU's ARO liabilities are primarily related to CCR closure costs. See Note 13 for information on the CCR rule. LG&E and RIE also have AROs related to natural gas mains and wells. LG&E's and KU's transmission and distribution lines largely operate under perpetual property easement agreements, which do not generally require restoration upon removal of the property. Therefore, no material AROs are recorded for transmission and distribution assets. For LG&E, KU, and RIE , all ARO accretion and depreciation expenses are reclassified as a regulatory asset or regulatory liability. ARO regulatory assets associated with certain CCR projects are amortized to expense in accordance with regulatory approvals. For other AROs, deferred accretion and depreciation expense is recovered through cost of removal.

The changes in the carrying amounts of AROs were as follows:

	PPL		LG&E		KU
	2023	2022	2023	2022	2023	2022
ARO at beginning of period	$177	$189	$86	$84	$82	$105
Acquisition of RIE	—	10	—	—	—	—
Accretion	9	6	4	3	5	3
Obligations incurred	2	2	1	2	1	—
Changes in estimated timing or cost	15	15	11	12	6	4
Obligations settled	(39)	(45)	(11)	(15)	(28)	(30)
Other	(6)	—	(6)	—	—	—
ARO at end of period	$158	$177	$85	$86	$66	$82

20. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the years ended December 31 were as follows:

				Defined benefit plans
	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives	Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
December 31, 2020	$(1,158)	$—	$—	$(16)	$(3,046)	$(4,220)
Amounts arising during the year	372	(39)	—	—	(1)	332
Reclassifications from AOCI	—	25	—	2	126	153
Reclassifications from AOCI due to the sale of the U.K. utility business (Note 9)	786	15	—	8	2,769	3,578
Net OCI during the year	1,158	1	—	10	2,894	4,063
December 31, 2021	$—	$1	$—	$(6)	$(152)	$(157)

Amounts arising during the year	—	—	2	(1)	11	12
Reclassifications from AOCI	—	2	—	2	17	21
Net OCI during the year	—	2	2	1	28	33
December 31, 2022	$—	$3	$2	$(5)	$(124)	$(124)

Amounts arising during the year	—	—	1	—	(41)	(40)
Reclassifications from AOCI	—	3	—	1	(3)	1
Net OCI during the year	—	3	1	1	(44)	(39)
December 31, 2023	$—	$6	$3	$(4)	$(168)	$(163)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the years ended December 31, 2023, 2022 and 2021. The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income; rather, they are included in the computation of net periodic defined benefit costs (credits) and subject to capitalization. See Note 11 for additional information.

	PPL
Details about AOCI	2023	2022	2021	Affected Line Item on the Statements of Income
Qualifying derivatives
Interest rate swaps	$(3)	$(3)	$11	Interest Expense
Cross-currency swaps	—	—	(2)	Income (Loss) from Discontinued Operations (net of income taxes)
	—	—	(39)	Income (Loss) from Discontinued Operations (net of income taxes)
Total Pre-tax	(3)	(3)	(30)
Income Taxes	—	1	5
Total After-tax	(3)	(2)	(25)

Defined benefit plans
Prior service costs	(2)	(3)	(3)
Net actuarial loss	3	(24)	(159)
Total Pre-tax	1	(27)	(162)
Income Taxes	1	8	34
Total After-tax	2	(19)	(128)

Sale of the U.K. utility business (Note 9)
Foreign currency translation adjustments	—	—	(646)	Income (Loss) from Discontinued Operations (net of income taxes)
Qualifying derivatives	—	—	(15)	Income (Loss) from Discontinued Operations (net of income taxes)
Defined benefit plans	—	—	(3,577)	Income (Loss) from Discontinued Operations (net of income taxes)
Total Pre-tax	—	—	(4,238)
Income Taxes	—	—	660
Total After-tax	—	—	(3,578)
Total reclassifications during the year	$(1)	$(21)	$(3,731)

21. New Accounting Guidance Pending Adoption

(All Registrants)

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07 which improves reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses. The standard also requires public entities to disclose the title and position of the Chief Operating Decision Maker (CODM) and explain how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Disclosure of certain segment-related disclosures that previously were required only on an annual basis will be required in interim periods. In addition, public entities that have a single reportable segment are required to provide disclosures required by the new ASU and existing segment disclosure in Topic 280 (Segment Reporting).

For public business entities, this guidance will be applied retrospectively to all prior periods presented in the financial statements and will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.

The Registrants are currently assessing the impact of adopting this guidance.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09 which requires public business entities to provide additional income tax disclosures including a disaggregated rate reconciliation as well as information on income taxes paid.

For public business entities, this guidance will be applied on a prospective basis. Retrospective application is permitted. This guidance will be effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance.

The Registrants are currently assessing the impact of adopting this guidance.

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

PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of December 31, 2023, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this annual report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officers and principal financial officers, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework" (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

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

Under the supervision and with the participation of our management, including the principal executive officers and principal financial officers of the companies listed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework" (2013), management of these companies concluded that our internal control over financial reporting was effective as of December 31, 2023. This annual report does not include an attestation report of Deloitte & Touche LLP, the companies' independent registered public accounting firm regarding internal control over financial reporting for these non-accelerated filer companies. The effectiveness of internal control over financial reporting for the aforementioned companies was not subject to attestation by the companies' registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit these companies to provide only management's report in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and the Board of Directors of PPL Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PPL Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 16, 2024, expressed an unqualified opinion on those financial statements.

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
February 16, 2024

ITEM 9B. OTHER INFORMATION

PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

(a) None.

(b) Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2023, none of our directors or executive officers adopted, terminated or modified any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PPL Corporation

Additional information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2023. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

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

Listed below are the executive officers at December 31, 2023.

PPL Corporation

Name	Age	Positions Held During the Past Five Years	Dates
Vincent Sorgi	52	President and Chief Executive Officer	June 2020 - present
		President and Chief Operating Officer	July 2019 - May 2020
		Executive Vice President and Chief Financial Officer	January 2019 - June 2019
		Senior Vice President and Chief Financial Officer	June 2014 - January 2019

Joseph P. Bergstein, Jr.	53	Executive Vice President and Chief Financial Officer	April 2021 - present
		Senior Vice President and Chief Financial Officer	July 2019 - April 2021
		Vice President-Investor Relations and Corporate Development & Planning	January 2018 - June 2019
		Vice President-Investor Relations and Treasurer	January 2016 - December 2017

Angela K. Gosman	55	Executive Vice President and Chief Human Resources Officer	January 2023 - present
		Senior Vice President and Chief Human Resources Officer	January 2022 - December 2022
		Vice President and Chief Human Resources Officer-PPL Services	August 2021 - December 2021
		Vice President - Human Resources-PPL EU Services	May 2020 - July 2021
		Director - Human Resources-LKE	September 2016 - May 2020

Wendy E. Stark	51	Executive Vice President, Chief Legal Officer and Corporate Secretary	January 2023 - present
		Senior Vice President, General Counsel, Corporate Secretary and Chief Legal Officer	January 2022 - December 2022
		Senior Vice President, General Counsel and Corporate Secretary	April 2021 - December 2021

Francis X. Sullivan	67	Executive Vice President and Chief Operating Officer	January 2023 - present
		Vice President-Operations Performance-PPL Services	October 2021 - December 2022

David J. Bonenberger (a)	62	President-RIE	May 2022 - present
		Vice President-Operations Integration-PPL Services	April 2021 - present
		Vice President-Transmission and Substations-PPL Electric	January 2018 - April 2021
		Vice President-Distribution Operations-PPL Electric	July 2021 - December 2017

John R. Crockett III (a)	59	President-LKE	October 2021 - present
		General Counsel, Chief Compliance Officer and Corporate Secretary - LKE	January 2018 - September 2021

Christine M. Martin (a)	51	President-PPL Electric	September 2023 - present
		Senior Vice President-Public Affairs and Chief Sustainability Officer	January 2023 - August 2023

Name	Age	Positions Held During the Past Five Years	Dates
		Vice President-Public Affairs and Chief Sustainability Officer	April 2022 - January 2023
		Vice President-Public Affairs and Sustainability	August 2018 - April 2022

Tadd J. Henninger	48	Senior Vice President-Finance and Treasurer	January 2023 - present
		Vice President-Finance and Treasurer	July 2019 - January 2023
		Vice President and Treasurer	January 2018 - July 2019

Marlene C. Beers	52	Vice President and Controller	March 2019 - present
		Vice President-Finance and Regulatory Affairs and Controller-PPL Electric	August 2018 - February 2019

(a)Designated an executive officer of PPL by virtue of their respective positions at a PPL subsidiary.

ITEM 11. EXECUTIVE COMPENSATION

PPL Corporation

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2023. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 11 is omitted as PPL Electric, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

PPL Corporation

Additional information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2023. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K. In addition, provided below in tabular format is information as of December 31, 2023, with respect to compensation plans (including individual compensation arrangements) under which equity securities of PPL are authorized for issuance.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (3) (4)

Equity compensation			1,185,379	– DDCP
plans approved by			9,173,480	– SIP
security holders (1)			353,965	– ICPKE
			10,712,824	– Total

Equity compensation
plans not approved by
security holders (2)

(1)Includes (a) the ICPKE, under which restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based compensation awards may be awarded to non-executive key employees of PPL and its subsidiaries; (b) the SIP approved by shareowners in 2017 under which restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based compensation awards may be awarded to executive officers of PPL and its subsidiaries; and (c) the DDCP, under which stock units may be awarded to directors of PPL.
(2)All of PPL's current compensation plans under which equity securities of PPL are authorized for issuance have been approved by PPL's shareowners.
(3)As of December 31, 2023, there were 3,592,916 stock awards outstanding under the plans. The following stock awards are outstanding under the SIP, ICPKE and DDCP: 690,050 restricted stock units, 599,855 TSR performance awards, 178,917 ROE performance awards, 246,276 EG performance awards and 246,276 ESG performance awards under the SIP; 624,409 restricted stock units 167,612 TSR performance awards, 84,454 ROE performance awards, 49,945 EG performance awards and 49,945 ESG performance awards under the ICPKE; and 655,177 stock units under the DDCP.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PPL Corporation

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2023. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 13 is omitted as PPL Electric, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PPL Corporation

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after December 31, 2023. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

PPL Electric Utilities Corporation

For the fiscal years ended 2023 and 2022, Deloitte & Touche LLP (Deloitte) served as PPL Electric's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to PPL Electric, for professional services rendered for the audits of PPL Electric's annual financial statements and for fees billed for other services rendered by Deloitte.

	2023	2022
	(in thousands)
Audit fees (a)	$1,390	$1,221
Audit-related fees (b)	17	17

(a)Includes estimated fees for audit of annual financial statements and review of financial statements included in PPL Electric's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.
(b)Fees for agreed-upon procedures related to annual EPA filings.

Louisville Gas and Electric Company

For the fiscal years ended 2023 and 2022, Deloitte served as LG&E's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to LG&E, for professional services rendered for the audits of LG&E's annual financial statements and for fees billed for other services rendered by Deloitte.

	2023	2022
	(in thousands)
Audit fees (a)	$1,189	$831

(a)Includes estimated fees for audit of annual financial statements and review of financial statements included in LG&E's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

Kentucky Utilities Company

For the fiscal years ended 2023 and 2022, Deloitte served as KU's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to KU, for professional services rendered for the audits of KU's annual financial statements and for fees billed for other services rendered by Deloitte.

	2023	2022
	(in thousands)
Audit fees (a)	$1,175	$920

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

The Audit Committee of PPL approved 100% of the 2023 and 2022 services provided by Deloitte.

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

3.Exhibits

See Exhibit Index immediately following "Shareowner and Investor Information."

SHAREOWNER AND INVESTOR INFORMATION

Annual Meeting: The 2024 annual meeting of shareowners of PPL will be held on Wednesday, May 15, 2024 in a virtual meeting format.

Proxy Statement Material: A proxy statement and notice of PPL's annual meeting will be provided to all shareowners who are holders of record as of February 28, 2024. The latest proxy statement can be accessed at www.pplweb.com/PPLCorpProxy.

PPL Annual Report: The report will be published in the beginning of April and will be provided to all shareowners who are holders of record as of February 28, 2024. The latest annual report can be accessed at www.pplweb.com/PPLCorpProxy.

Dividends: Subject to the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee, dividends are paid on the first business day of April, July, October and January. The 2024 record dates for dividends are expected to be March 8, June 10, September 10 and December 10.

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

1(a)	-	Securities Purchase and Registration Rights Agreement, dated March 5, 2014, among PPL Capital Funding, Inc., PPL Corporation, and the several purchasers named in Schedule B thereto (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

1(b)	-	Distribution Agreement, dated February 23, 2018, by and among PPL Corporation and J.P. Morgan Securities, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., JPMorgan Chase Bank, National Association, London Branch, Barclays Bank PLC and Citibank N.A. (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 23, 2018)

2(a)	-	Separation Agreement among PPL Corporation, Talen Energy Holdings, Inc., Talen Energy Corporation, PPL Energy Supply, LLC, Raven Power Holdings LLC, C/R Energy Jade, LLC and Sapphire Power Holdings LLC., dated as of June 9, 2014 (Exhibit 2.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

2(b)	-	Transaction Agreement among PPL Corporation, Talen Energy Holdings, Inc., Talen Energy Corporation, PPL Energy Supply, LLC, Talen Energy Merger Sub, Inc., C/R Energy Jade, LLC, Sapphire Power Holdings LLC. and Raven Power Holdings LLC, dated as of June 9, 2014 (Exhibit 2.2 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

2(c)	-	Share Purchase Agreement, dated as of March 17, 2021, by and among PPL WPD Limited, National Grid Holdings One plc and National Grid plc. (Exhibit 2.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 18, 2021)

2(d)-1	-	Share Purchase Agreement, dated as of March 17, 2021, by and among PPL Energy Holdings, LLC, PPL Corporation (solely as guarantor), and National Grid USA (Exhibit 2.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 18, 2021)

2(d)-2	-	Assignment and Assumption Agreement, dated as of May 3, 2021, by and among PPL Energy Holdings, LLC, PPL Corporation, National Grid USA and PPL Rhode Island Holdings, LLC (Exhibit 2(b)-2 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2021)

2(e)	-	Tax Deed, dated as of June 9, 2021, by and among PPL WPD Limited, National Grid Holdings One plc (Exhibit 2.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2021)

3(a)	-	Amended and Restated Articles of Incorporation of PPL Corporation, effective as of May 25, 2016 (Exhibit 3(i) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 26, 2016)

3(b)	-	Bylaws of PPL Corporation, effective as of December 16, 2022 (Exhibit 3(ii) to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 19, 2022)

3(c)	-	Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation, effective as of October 31, 2013 (Exhibit 3(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2013)

3(d)	-	Bylaws of PPL Electric Utilities Corporation, effective as of October 27, 2015 (Exhibit 3(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2015)

3(g)-1	-	Amended and Restated Articles of Incorporation of Louisville Gas and Electric Company, effective as of November 6, 1996 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(g)-2	-	Articles of Amendment to Articles of Incorporation of Louisville Gas and Electric Company, effective as of April 6, 2004 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(h)	-	Bylaws of Louisville Gas and Electric Company, effective as of December 16, 2003 (Exhibit 3(c) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(i)-1	-	Amended and Restated Articles of Incorporation of Kentucky Utilities Company, effective as of December 14, 1993 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173675))

3(i)-2	-	Articles of Amendment to Articles of Incorporation of Kentucky Utilities Company, effective as of April 8, 2004 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173675))

3(j)	-	Bylaws of Kentucky Utilities Company, effective as of December 16, 2003 (Exhibit 3(c) to Registration Statement filed on Form S-4 (File No. 333-173675))

4(a)-1	-	Amended and Restated Employee Stock Ownership Plan, dated December 1, 2016 (Exhibit 4(a) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2016)

4(a)-2	-	Amendment No. 1 to PPL Employee Stock Ownership Plan, dated October 2, 2017 (Exhibit 4(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2017)

4(a)-3	-	Amendment No. 2 to PPL Employee Stock Ownership Plan, dated December 1, 2018 (Exhibit 4(a)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

4(a)-4	-	Amendment No. 3 to PPL Employee Stock Ownership Plan, dated January 1, 2019 (Exhibit 4(a)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

4(b)-1	-	Indenture, dated as of November 1, 1997, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 12, 1997)

4(b)-2	-	Supplemental Indenture No. 8, dated as of June 14, 2012, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2012)

4(b)-3	-	Supplemental Indenture No. 9, dated as of October 15, 2012, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 15, 2012)

4(b)-4	-	Supplemental Indenture No. 10, dated as of May 24, 2013, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(b)-5	-	Supplemental Indenture No. 11, dated as of May 24, 2013, to said Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(b)-6	-	Supplemental Indenture No. 12, dated as of May 24, 2013, to said Indenture (Exhibit 4.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(b)-7	-	Supplemental Indenture No. 13, dated as of March 10, 2014, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

4(b)-8	-	Supplemental Indenture No. 14, dated as of March 10, 2014, to said Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

4(b)-9	-	Supplemental Indenture No. 15, dated as of May 17, 2016, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 17, 2016)

4(b)-10	-	Supplemental Indenture No. 16, dated as of September 8, 2017, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 6, 2017)

4(b)-11	-	Supplemental Indenture No. 17, dated as of April 1, 2020, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 3, 2020)

4(c)-1	-	Indenture, dated as of August 1, 2001, by PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(c)-2	-	Supplemental Indenture No. 6, dated as of December 1, 2005, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated December 22, 2005)

4(c)-3	-	Supplemental Indenture No. 7, dated as of August 1, 2007, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 14, 2007)

4(c)-4	-	Supplemental Indenture No. 9, dated as of October 1, 2008, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(c)-5	-	Supplemental Indenture No. 10, dated as of May 1, 2009, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 22, 2009)

4(c)-6	-	Supplemental Indenture No. 11, dated as of July 1, 2011, to said Indenture (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 13, 2011)

4(c)-7	-	Supplemental Indenture No. 12, dated as of July 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 18, 2011)

4(c)-8	-	Supplemental Indenture No. 13, dated as of August 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 23, 2011)

4(c)-9	-	Supplemental Indenture No. 14, dated as of August 1, 2012, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 24, 2012)

4(c)-10	-	Supplemental Indenture No. 15, dated as of July 1, 2013, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 11, 2013)

4(c)-11	-	Supplemental Indenture No. 16, dated as of June 1, 2014, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated June 5, 2014)

4(c)-12	-	Supplemental Indenture No. 17, dated as of October 1, 2015, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 1, 2015)

4(c)-13	-	Supplemental Indenture No. 18, dated as of March 1, 2016, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)

4(c)-14	-	Supplemental Indenture No. 19, dated as of May 1, 2017, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 11, 2017)

4(c)-15	-	Supplemental Indenture No. 20, dated as of June 1, 2018, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2018)

4(c)-16	-	Supplemental Indenture No. 21, dated as of September 1, 2019, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 6, 2019)

4(c)-17	-	Supplemental Indenture No. 22, dated as of September 15, 2020, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 1, 2020)

4(c)-18	-	Supplemental Indenture No. 23, dated as of June 15, 2020, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 24, 2021)

4(c)-19	-	Supplemental Indenture No. 24, dated as of March 1, 2023, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 2, 2023)

4(c)-20	-	Supplemental Indenture No. 25, dated as of January 1, 2024, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 5, 2024)

4(d)-1	-	Pollution Control Facilities Loan Agreement, dated as of October 1, 2008, between Pennsylvania Economic Development Financing Authority and PPL Electric Utilities Corporation (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(d)-2	-	Pollution Control Facilities Loan Agreement, dated as of March 1, 2016, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)

4(d)-3	-	Pollution Control Facilities Loan Agreement, dated as of March 1, 2016, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)

4(e)-1	-	Subordinated Indenture, dated as of March 1, 2007, between PPL Capital Funding, Inc., PPL Corporation and The Bank of New York, as Trustee (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

4(e)-2	-	Supplemental Indenture No. 1, dated as of March 1, 2007, to said Subordinated Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

4(e)-3	-	Supplemental Indenture No. 4, dated as of March 15, 2013, to said Subordinated Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 15, 2013)

4(f)-1	-	Indenture, dated as of October 1, 2010, between Kentucky Utilities Company and The Bank of New York Mellon, as Trustee (Exhibit 4(q)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(f)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture (Exhibit 4(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(f)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture (Exhibit 4(q)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(f)-4	-	Supplemental Indenture No. 3, dated as of November 1, 2013, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

4(f)-5	-	Supplemental Indenture No. 4, dated as of September 1, 2015, to said Indenture (Exhibit 4(b) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated September 28, 2015)

4(f)-6	-	Supplemental Indenture No. 5, dated as of August 1, 2016, to said Indenture (Exhibit 4(b) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated August 26, 2016)

4(f)-7	-	Supplemental Indenture No. 6, dated as of August 1, 2018, to said Indenture (Exhibit 4(a) to PPL Corporation 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

4(f)-8	-	Supplemental Indenture No. 7, dated as of March 1, 2019, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 1, 2019)

4(f)-9	-	Supplemental Indenture No. 8, dated as of May 15, 2020, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 3, 2020)

4(f)-10	-	Supplemental Indenture No. 9, dated as of March 1, 2023, to said Indenture (Exhibit 4(c) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2023)

4(f)-11	-	Supplemental Indenture No. 10, dated as of November 1, 2023, to said Indenture (Exhibit 4(e) to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 6, 2023)

4(g)-1	-	Indenture, dated as of October 1, 2010, between Louisville Gas and Electric Company and The Bank of New York Mellon, as Trustee (Exhibit 4(r)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(g)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture (Exhibit 4(r)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(g)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture (Exhibit 4(r)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(g)-4	-	Supplemental Indenture No. 3, dated as of November 1, 2013, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

4(g)-5	-	Supplemental Indenture No. 4, dated as of September 1, 2015, to said Indenture (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated September 28, 2015)

4(g)-6	-	Supplemental Indenture No. 5, dated as of September 1, 2016, to said Indenture (Exhibit 4(b) to Louisville Gas and Electric Company Form 8-K (File No. 1-2893) dated September 15, 2016)

4(g)-7	-	Supplemental Indenture No. 6, dated as of May 15, 2017, to said Indenture (Exhibit 4(b) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated June 1, 2017)

4(g)-8	-	Supplemental Indenture No. 7, dated as of March 1, 2019, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 1, 2019)

4(g)-9	-	Supplemental Indenture No. 8, dated as of March 1, 2023, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2023)

4(g)-10	-	Supplemental Indenture No. 9, dated as of November 1, 2023, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 6, 2023)

4(h)-1	-	2002 Series A Carroll County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(w)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(h)-2	-	Amendment No. 1 dated as of September 1, 2010 to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(w)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(i)-1	-	2002 Series B Carroll County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(x)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(i)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(x)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(j)-1	-	2004 Series A Carroll County Loan Agreement, dated October 1, 2004 and amended and restated as of September 1, 2008, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(z)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(j)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(z)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(k)-1	-	2006 Series B Carroll County Loan Agreement, dated October 1, 2006 and amended and restated September 1, 2008, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(aa)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(k)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(aa)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(l)-1	-	2008 Series A Carroll County Loan Agreement, dated August 1, 2008 by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(cc)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(l)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(cc)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(m)	-	2016 Series A Carroll County Loan Agreement dated as of August 1, 2016 between Kentucky Utilities Company and the County of Carroll, Kentucky (Exhibit 4(a) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated August 26, 2016)

4(n)-1	-	2002 Series A Mercer County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(n)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(ee)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(o)-1	-	2002 Series A Muhlenberg County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Muhlenberg, Kentucky (Exhibit 4(ff)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(o)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Muhlenberg, Kentucky (Exhibit 4(ff)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(p)	-	2018 Series A Carroll County Loan Agreement, dated as of August 1, 2018, by and between Kentucky Utilities Company and County of Carroll, Kentucky (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

4(q)	-	2023 Series A Trimble County Loan Agreement, dated November 1, 2023 by and between Kentucky Utilities Company and County of Trimble, Kentucky (Exhibit 4(d) to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 6, 2023)

4(r)-1	-	2001 Series A Jefferson County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(jj)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(r)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(jj)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(s)-1	-	2001 Series B Jefferson County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(kk)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(s)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(kk)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(t)-1	-	2003 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated October 1, 2003, by and between Louisville Gas and Electric Company and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(ll)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(t)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(ll)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(u)-1	-	2005 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated February 1, 2005 and amended and restated as of September 1, 2008, by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(mm)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(u)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(mm)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(v)-1	-	2007 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated as of March 1, 2007 and amended and restated as of September 1, 2008, by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(nn)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(v)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(nn)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(w)	-	2007 Series B Louisville/Jefferson County Metro Government Amended and Restated Loan Agreement, dated November 1, 2010, by and between Louisville Gas and Electric Company and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(oo) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(x)-1	-	2001 Series A Trimble County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(qq)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(x)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(qq)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(y)	-	2017 Series A Trimble County Loan Agreement, dated as of June 1, 2017, by and between Louisville Gas and Electric Company and County of Trimble, Kentucky (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated June 1, 2017)

4(z)-1	-	2001 Series B Trimble County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(rr)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(z)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(rr)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(aa)	-	2016 Series A Trimble County Loan Agreement dated as of September 1, 2016 by and between Louisville Gas and Electric Company and County of Trimble, Kentucky (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K (File No. 1-2893) dated September 15, 2016)

4(bb)	-	2023 Series A Trimble County Loan Agreement dated as of November 1, 2023 by and between Louisville Gas and Electric Company and County of Trimble, Kentucky (Exhibit 4(a) to PPL Corporation Form 8-K (File No. 1-11459) dated December 6, 2023)

4(cc)	-	Description of PPL Corporation's common stock, par value $0.01 per share, as revised in February 2023 (Exhibit 4(bb) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2022)

4(dd)	-	Description of PPL Capital Funding, Inc.'s Junior Subordinated Notes 2007 Series A due 2067, as guaranteed by PPL Corporation (Exhibit 4(rr) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2019)

4(ee)	-	Description of PPL Electric Utilities Corporation's common stock, no par value per share (Exhibit 4(tt) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2019)

4(ff)-1	-	Indenture, dated as of March 22, 2010, by The Narragansett Electric Company and The Bank of New York Mellon as Trustee (Exhibit 4(a)-1 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(ff)-2	-	First Supplemental Indenture, dated as of March 22, 2010, to said Indenture (Exhibit 4(a)-2 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(ff)-3	-	Second Supplemental Indenture, dated as of March 22, 2010, to said Indenture (Exhibit 4(a)-3 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(ff)-4	-	Third Supplemental Indenture, dated as of December 10, 2012, to said Indenture (Exhibit 4(a)-4 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(ff)-5	-	Fourth Supplemental Indenture, dated as of July 27, 2018, to said Indenture (Exhibit 4(a)-5 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(ff)-6	-	Fifth Supplemental Indenture, dated as of April 9, 2020, to said Indenture (Exhibit 4(a)-6 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(gg)	-	Indenture, dated as of February 24, 2023, by PPL Capital Funding, Inc., as Issuer, PPL Corporation, as Guarantor, and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 24, 2023)

10(a)	-	Employee Matters Agreement, among PPL Corporation, Talen Energy Corporation, C/R Energy Jade, LLC, Sapphire Power Holdings LLC. and Raven Power Holdings LLC, dated as of June 9, 2014 (Exhibit 10.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

10(b)	-	Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and JPMorgan Chase Bank, National Association, London Branch (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(c)	-	Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and Barclays Bank PLC (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(d)	-	Additional Confirmation of Forward Sale Transaction, dated May 10, 2018, between the Company and JPMorgan Chase Bank, National Association, London Branch (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(e)	-	Additional Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and Barclays Bank PLC (Exhibit 10.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(f)-1	-	$1,250,000,000 Amended and Restated Revolving Credit Agreement dated as of December 6, 2021 among PPL Capital Funding, Inc., as Borrower, PPL Corporation, as Guarantor, the Lenders party thereto and Wells Fargo, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 6, 2021)

10(f)-2	-	Amendment No. 1 to said Credit Agreement, dated as of March 30, 2023 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2023)

10(g)-1	-	$650,000,000 Amended and Restated Revolving Credit Agreement dated as of December 6, 2021 among PPL Electric Utilities Corporation, as Borrower, the Lenders party thereto and Wells Fargo, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 6, 2021)

10(g)-2	-	Amendment No. 1 to said Credit Agreement, dated as of March 30, 2023 (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2023)

10(h)-1	-
$500,000,000 Amended and Restated Revolving Credit Agreement dated as of December 6, 2021 among Louisville Gas and Electric Company, as Borrower, the Lenders party thereto and Wells Fargo, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 6, 2021)

10(h)-2	-	Amendment No. 1 to said Credit Agreement, dated as of March 30, 2023 (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2023)

10(i)-1	-	$400,000,000 Amended and Restated Revolving Credit Agreement dated as of December 6, 2021 among Kentucky Utilities Company, as Borrower, the Lenders party thereto and Wells Fargo, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 6, 2021)

10(i)-2	-	Amendment No 1. to said Credit Agreement, dated as of March 30, 2023 (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2023)

10(j)	-	Transition Services Agreement, dated as of May 25, 2022, by and among National Grid USA Service Company, Inc., National Grid USA (solely with respect to Section 4.6) and The Narragansett Electric Company (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 25, 2022)

10(k)	-	$250,000,000 Term Loan Credit Agreement dated as of September 16, 2022 among PPL Electric Utilities Corporation, as Borrower, the Lenders party thereto and U.S. Bank National Association, as Administrative Agent (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 19, 2022)

[_]10(l)-1	-	Amended and Restated Directors Deferred Compensation Plan, dated June 12, 2000 (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2000)

[_]10(l)-2	-	Amendment No. 1 to said Directors Deferred Compensation Plan, dated December 18, 2002 (Exhibit 10(m)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(l)-3	-	Amendment No. 2 to said Directors Deferred Compensation Plan, dated December 4, 2003 (Exhibit 10(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(l)-4	-	Amendment No. 3 to said Directors Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(l)-5	-	Amendment No. 4 to said Directors Deferred Compensation Plan, dated as of May 1, 2008 (Exhibit 10(x)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(l)-6	-	Amendment No. 5 to said Directors Deferred Compensation Plan, dated May 28, 2010 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2010)

[_]10(l)-7	-	Amendment No. 6 to said Directors Deferred Compensation Plan, dated as of April 15, 2015 (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2015)

[_]10(m)-1	-	PPL Corporation Directors Deferred Compensation Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(m)-2	-	PPL Officers Deferred Compensation Plan, PPL Supplemental Executive Retirement Plan and PPL Supplemental Compensation Pension Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(m)-3	-	PPL Revocable Employee Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(m)-4	-	PPL Employee Change in Control Agreements Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(m)-5	-	PPL Revocable Director Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(e) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(n)-1	-	Amended and Restated Officers Deferred Compensation Plan, dated December 8, 2003 (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(n)-2	-	Amendment No. 1 to said Officers Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(n)-3	-	Amendment No. 2 to said Officers Deferred Compensation Plan, dated as of January 22, 2007 (Exhibit 10(bb)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(n)-4	-	Amendment No. 3 to said Officers Deferred Compensation Plan, dated as of June 1, 2008 (Exhibit 10(z)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(n)-5	-	Amendment No. 4 to said Officers Deferred Compensation Plan, dated as of February 15, 2012 (Exhibit 10(ff)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(n)-6	-	Amendment No. 5 to said Executive Deferred Compensation Plan, dated as of May 8, 2014 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

[_]10(n)-7	-	Amendment No. 6 to said Executive Deferred Compensation Plan, dated as of December 16, 2015 (Exhibit [_]10(q)-7 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2015)

[_]10(n)-8	-	Amendment No. 7 to said Executive Deferred Compensation Plan, dated as of January 1, 2019 (Exhibit [_]10(x)-8 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

[_]10(n)-9	-	Amendment No. 8 to said Executive Deferred Compensation Plan, dated as of December 20, 2021 (Exhibit [_]10(n)-9 to PPL Corporation Form 10-K Report (File No. 11459) for the year ended December 31, 2021)

[_]10(n)-10	-	Amendment No. 9 to said Executive Deferred Compensation Plan, dated as of December 28, 2022 (Exhibit [_]10(p)-10 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2022)

[_]10(o)-1	-	Amended and Restated Supplemental Executive Retirement Plan, dated December 8, 2003 (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(o)-2	-	Amendment No. 1 to said Supplemental Executive Retirement Plan, dated December 16, 2004 (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 17, 2004)

[_]10(o)-3	-	Amendment No. 2 to said Supplemental Executive Retirement Plan, dated as of January 1, 2005 (Exhibit 10(ff)-3 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(o)-4	-	Amendment No. 3 to said Supplemental Executive Retirement Plan, dated as of January 22, 2007 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(o)-5	-	Amendment No. 4 to said Supplemental Executive Retirement Plan, dated as of December 9, 2008 (Exhibit 10(aa)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(o)-6	-	Amendment No. 5 to said Supplemental Executive Retirement Plan, dated as of February 15, 2012 (Exhibit 10(gg)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(o)-7	-	Amendment No. 6 to the Amended and Restated Supplemental Executive Retirement Plan, dated March 23, 2018 (Exhibit 10(g) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

[_]10(p)-1	-	Amended and Restated Incentive Compensation Plan, effective January 1, 2003 (Exhibit 10(p) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(p)-2	-	Amendment No. 1 to said Incentive Compensation Plan, dated as of January 1, 2005 (Exhibit 10(gg)-2 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(p)-3	-	Amendment No. 2 to said Incentive Compensation Plan, dated as of January 26, 2007 (Exhibit 10(dd)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(p)-4	-	Amendment No. 3 to said Incentive Compensation Plan, dated as of March 21, 2007 (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(p)-5	-	Amendment No. 4 to said Incentive Compensation Plan, effective December 1, 2007 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2008)

[_]10(p)-6	-	Amendment No. 5 to said Incentive Compensation Plan, dated as of December 16, 2008 (Exhibit 10(bb)-6 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2008)

[_]10(p)-7	-	Form of Stock Option Agreement for stock option awards under the Incentive Compensation Plan (Exhibit 10(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(p)-8	-	Form of Performance Unit Agreement for performance unit awards under the Incentive Compensation Plan (Exhibit 10(ss) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2007)

[_]10(q)	-	Amended and Restated Incentive Compensation Plan for Key Employees, effective October 25, 2018 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

[_]10(r)	-	Short-term Incentive Plan (Annex B to Proxy Statement of PPL Corporation, dated April 12, 2016)

*[_]10(s)	-	Form of Change in Control Severance Protection Agreement entered into between PPL Corporation and Joseph P. Bergstein, Jr., David J. Bonenberger, John R. Crockett III, Angela K. Gosman, Christine M. Martin, Stephanie R. Raymond, Vincent Sorgi, Francis X. Sullivan, and Wendy E. Stark

[_]10(t)-1	-	PPL Corporation Amended and Restated 2012 Stock Incentive Plan, effective October 25, 2018 (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

[_]10(t)-2	-	Form of Performance Unit Agreement for performance unit awards under the Stock Incentive Plan (Exhibit 10(tt)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(t)-3	-	Form of Performance Contingent Restricted Stock Unit Agreement for restricted stock unit awards under the Stock Incentive Plan (Exhibit 10(tt)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(t)-4	-	Form of Nonqualified Stock Option Agreement for stock option awards under the Stock Incentive Plan (Exhibit 10(tt)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(t)-5	-	Form of Return on Equity Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan (Exhibit 10(dd)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2017)

[_]10(t)-6	-	Form of Restricted Stock Unit Agreement under the Amended and Restated 2012 Stock Incentive Plan, as approved on January 20, 2023 (Exhibit [_]10(v)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2022)

[_]10(t)-7	-	Form of Total Shareholder Return Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan, as approved on January 20, 2023 (Exhibit [_]10(v)-7 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2022)

[_]10(t)-8	-	Form of Earnings Growth Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan, as approved on January 20, 2023 (Exhibit [_]10(v)-8 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2022)

[_]10(t)-9	-	Form of Environmental, Social and Governance Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan, as approved on January 20, 2023 (Exhibit [_]10(v)-9 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2022)

[_]10(u)	-	PPL Corporation Executive Severance Plan, effective as of July 26, 2012 (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2012)

[_]10(v)	-	Form of Grant Letter dated May 29, 2015 (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 1, 2015)

[_]10(w)	-	Transition and Retirement Agreement dated August 12, 2021, by and among Paul W. Thompson, LG&E and KU Services Company, and PPL Corporation (Exhibit [_]10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2021)

[_]10(x)	-	Offer Letter dated March 6, 2021, between PPL Corporation and Wendy E. Stark (Exhibit [_]10(gg) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2021)

[_]10(y)	-	Rhode Island Energy Retirement Plan, effective January 14, 2022 (Exhibit [_]10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

[_]10(z)	-	Rhode Island Energy Executive Supplemental Retirement Plan, effective February 24, 2022 (Exhibit [_]10(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

*[_]10(aa)	-	Separation Agreement between Stephanie R. Raymond, PPL Electric Utilities Corporation, and PPL Corporation dated October 9, 2023

*21	-	Subsidiaries of PPL Corporation

*23(a)	-	Consent of Deloitte & Touche LLP - PPL Corporation

*23(b)	-	Consent of Deloitte & Touche LLP - PPL Electric Utilities Corporation

*23(c)	-	Consent of Deloitte & Touche LLP - Louisville Gas and Electric Company

*23(d)	-	Consent of Deloitte & Touche LLP - Kentucky Utilities Company

*24	-	Power of Attorney

*31(a)	-	Certificate of PPL's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(b)	-	Certificate of PPL's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(c)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(d)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(e)	-	Certificate of LG&E's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(f)	-	Certificate of LG&E's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(g)	-	Certificate of KU's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(h)	-	Certificate of KU's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32(a)	-	Certificate of PPL's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(b)	-	Certificate of PPL Electric's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(c)	-	Certificate of LG&E's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(d)	-	Certificate of KU's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*97	-	PPL Corporation Compensation Recoupment Policy, effective October 2, 2023

*99(a)	-	PPL Corporation and Subsidiaries Long-term Debt Schedule

101.INS	-	XBRL Instance Document for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	-	XBRL Taxonomy Extension Schema for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

101.LAB	-	XBRL Taxonomy Extension Label Linkbase for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

104		The Cover Page Interactive Data File is formatted as Inline XBRL and contained in Exhibits 101.

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

/s/ Vincent Sorgi
Vincent Sorgi -
President and Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Joseph P. Bergstein, Jr.
Joseph P. Bergstein, Jr. -
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Marlene C. Beers
Marlene C. Beers -
Vice President and Controller
(Principal Accounting Officer)

Directors:

Arthur P. Beattie	Natica von Althann
Venkata Rajamannar Madabhushi	Keith H. Williamson
Heather B. Redman	Phoebe A. Wood
Craig A. Rogerson	Armando Zagalo de Lima
Linda G. Sullivan

/s/ Vincent Sorgi
Vincent Sorgi, Attorney-in-fact	February 16, 2024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Electric Utilities Corporation
(Registrant)

By /s/ Christine M. Martin
Christine M. Martin -
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Christine M. Martin
Christine M. Martin -
President
(Principal Executive Officer)

/s/ Marlene C. Beers
Marlene C. Beers -
Vice President and Controller (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Joseph P. Bergstein, Jr.	/s/ Wendy E. Stark
Joseph P. Bergstein, Jr.	Wendy E. Stark
/s/ Angela K. Gosman	/s/ Francis X. Sullivan
Angela K. Gosman	Francis X. Sullivan
/s/ Vincent Sorgi
Vincent Sorgi

Date: February 16, 2024

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

Date: February 16, 2024

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

Date: February 16, 2024