Form 10-Q
period 2024-03-31
PPL Corp; PPL ELECTRIC UTILITIES CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2024-05-01
CIK 922224, 317187, 55387, 60549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2024
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

PPL Corporation    Common stock, $0.01 par value, 737,740,859 shares outstanding at April 26, 2024.
PPL Electric Utilities Corporation    Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Energy Holdings LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at April 26, 2024.
Louisville Gas and Electric Company    Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at April 26, 2024.
Kentucky Utilities Company    Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at April 26, 2024.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, other information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

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

Narragansett Electric - The Narragansett Electric Company, an entity that serves electric and natural gas customers in Rhode Island. On May 25, 2022, PPL and its subsidiary, PPL Rhode Island Holdings announced the completion of the acquisition of Narragansett Electric, which continues to provide services under the name Rhode Island Energy. Narragansett Electric is sometimes referred to as Rhode Island Energy or RIE.

PPL - PPL Corporation, the ultimate parent holding company of PPL Electric, PPL Energy Funding Corporation, PPL Capital Funding, LKE, RIE and other subsidiaries.

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

PPL Energy Holdings - PPL Energy Holdings, LLC, a subsidiary of PPL and the parent holding company of PPL Energy Funding Corporation, LKE, PPL Electric, PPL Rhode Island Holdings, PPL Services and other subsidiaries.

PPL Rhode Island Holdings - PPL Rhode Island Holdings, LLC, a subsidiary of PPL Energy Holdings formed for the purpose of acquiring Narragansett Electric to which certain interests of PPL Energy Holdings in the Narragansett Stock Purchase Agreement were assigned.

PPL Services - PPL Services Corporation, a subsidiary of PPL that provides administrative, management and support services to PPL and its subsidiaries.

RIE - Rhode Island Energy, the name under which Narragansett Electric continues to provide services since its acquisition by PPL and its subsidiary, PPL Rhode Island Holdings on May 25, 2022.

i

Other terms and abbreviations

£ - British pound sterling.

2023 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2023.

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

Mill Creek Unit 5 - a combined cycle natural gas unit under construction in Kentucky, jointly owned by LG&E and KU, which is expected to provide additional generating capacity of 198 MW and 442 MW to LG&E and KU beginning in 2027.

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

Forward-looking Information

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in each Registrant's 2023 Form 10-K and in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially and adversely from the forward-looking statements:

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
•war, armed conflicts, terrorist attacks, or similar disruptive events, including the ongoing conflicts in Ukraine and the Middle East;
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

•risks related to wildfires, including costs of potential regulatory penalties and damages in excess of insurance liability coverage; and
•the outcome of litigation involving the Registrants and their subsidiaries.

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

THIS PAGE INTENTIONALLY LEFT BLANK.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended March 31,
	2024	2023
Operating Revenues	$2,304	$2,415

Operating Expenses
Operation
Fuel	209	201
Energy purchases	520	734
Other operation and maintenance	626	559
Depreciation	316	313
Taxes, other than income	88	110
Total Operating Expenses	1,759	1,917

Operating Income	545	498

Other Income (Expense) - net (Note 12)	22	30

Interest Expense	179	164

Income Before Income Taxes	388	364

Income Taxes	81	79

Net Income	$307	$285

Earnings Per Share of Common Stock:
Basic and Diluted
Net Income Available to PPL Common Shareowners	$0.42	$0.39

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	737,512	736,829
Diluted	738,820	737,698
 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2024	2023
Net income	$307	$285

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Equity investees' other comprehensive income (loss), net of tax of $0, $0	1	1
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of $0, $0	1	1
Defined benefit plans:
Net actuarial (gain) loss, net of tax of $0, $0	—	(1)
Total other comprehensive income (loss)	2	1

Comprehensive income	$309	$286

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$307	$285
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	316	313
Amortization	24	17
Defined benefit plans - (income) expense	(15)	(18)
Deferred income taxes and investment tax credits	72	77
Other	3	8
Change in current assets and current liabilities
Accounts receivable	(75)	(94)
Accounts payable	(221)	(63)
Unbilled revenues	57	109
Fuel, materials and supplies	33	10
Prepayments	(108)	(83)
Taxes payable	(47)	(42)
Regulatory assets and liabilities, net	(61)	(46)
Accrued interest	90	67
Other	(103)	(14)
Other operating activities
Defined benefit plans - funding	(5)	(3)
Other assets	(1)	(61)
Other liabilities	16	(32)
Net cash provided by operating activities	282	430
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(596)	(499)
Other investing activities	5	(4)
Net cash used in investing activities	(591)	(503)
Cash Flows from Financing Activities
Issuance of long-term debt	1,148	3,127
Retirement of long-term debt	—	(1,750)
Payment of common stock dividends	(177)	(171)
Net increase (decrease) in short-term debt	(701)	(985)
Other financing activities	(22)	(44)
Net cash provided by financing activities	248	177
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(61)	104
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	382	357
Cash, Cash Equivalents and Restricted Cash at End of Period	$321	$461
Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$253	$257
The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2024	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$276	$331
Accounts receivable (less reserve: 2024, $146; 2023, $123)
Customer	999	950
Other	271	271
Unbilled revenues (less reserve: 2024, $4; 2023, $4)	371	428
Fuel, materials and supplies	477	505
Prepayments	212	103
Regulatory assets	330	293
Other current assets	101	51
Total Current Assets	3,037	2,932

Property, Plant and Equipment
Regulated utility plant	39,031	38,608
Less: accumulated depreciation - regulated utility plant	9,327	9,156
Regulated utility plant, net	29,704	29,452
Non-regulated property, plant and equipment	71	72
Less: accumulated depreciation - non-regulated property, plant and equipment	24	23
Non-regulated property, plant and equipment, net	47	49
Construction work in progress	1,996	1,917
Property, Plant and Equipment, net	31,747	31,418

Other Noncurrent Assets
Regulatory assets	1,859	1,874
Goodwill	2,247	2,247
Other intangibles	304	306
Other noncurrent assets (less reserve for accounts receivable: 2024, $3; 2023 $2)	437	459
Total Other Noncurrent Assets	4,847	4,886

Total Assets	$39,631	$39,236

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2024	December 31, 2023
Liabilities and Equity

Current Liabilities
Short-term debt	$291	$992
Long-term debt due within one year	1	1
Accounts payable	903	1,104
Taxes	83	130
Interest	214	124
Dividends	186	173
Regulatory liabilities	223	225
Other current liabilities	474	591
Total Current Liabilities	2,375	3,340

Long-term Debt	15,753	14,611

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,195	3,105
Investment tax credits	113	114
Accrued pension obligations	255	275
Asset retirement obligations	127	133
Regulatory liabilities	3,351	3,340
Other deferred credits and noncurrent liabilities	404	385
Total Deferred Credits and Other Noncurrent Liabilities	7,445	7,352

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,314	12,326
Treasury stock	(931)	(948)
Earnings reinvested	2,828	2,710
Accumulated other comprehensive loss	(161)	(163)
Total Equity	14,058	13,933

Total Liabilities and Equity	$39,631	$39,236

(a)1,560,000 shares authorized, 770,013 shares issued and 737,736 shares outstanding at March 31, 2024. 1,560,000 shares authorized, 770,013 shares issued and 737,130 shares outstanding at December 31, 2023.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Treasury stock	Earnings reinvested	Accumulated other comprehensive loss	Noncontrolling interests	Total
December 31, 2023	737,130	$8	$12,326	$(948)	$2,710	$(163)	$—	$13,933
Treasury stock issued	606		—	17				17
Stock-based compensation			(12)					(12)
Net income					307			307
Dividends and dividend equivalents (b)					(189)			(189)
Other comprehensive income (loss)						2		2
March 31, 2024	737,736	$8	$12,314	$(931)	$2,828	$(161)	$—	$14,058

December 31, 2022	736,487	$8	$12,317	$(967)	$2,681	$(124)	$3	$13,918
Treasury stock issued	580		2	17				19
Stock-based compensation			(9)					(9)
Net income					285			285
Dividends and dividend equivalents (b)					(178)			(178)
Other comprehensive income (loss)						1		1
March 31, 2023	737,067	$8	$12,310	$(950)	$2,788	$(123)	$3	$14,036

(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock were $0.2575 for the three months ended March 31, 2024 and $0.2400 for the three months ended March 31, 2023.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2024	2023
Operating Revenues	$770	$891

Operating Expenses
Operation
Energy purchases	214	358
Other operation and maintenance	181	162
Depreciation	99	99
Taxes, other than income	36	44
Total Operating Expenses	530	663

Operating Income	240	228

Other Income (Expense) - net (Note 12)	9	12

Interest Income from Affiliate	10	—

Interest Expense	62	57

Income Before Income Taxes	197	183

Income Taxes	48	45

Net Income (a)	$149	$138

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$149	$138
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	99	99
Amortization	12	9
Defined benefit plans - expense (income)	(11)	(10)
Deferred income taxes and investment tax credits	32	26
Other	(7)	(5)
Change in current assets and current liabilities
Accounts receivable	(33)	(115)
Accounts payable	(59)	30
Unbilled revenues	30	20
Materials and supplies	(4)	(17)
Prepayments	(110)	(77)
Regulatory assets and liabilities, net	(28)	(12)
Taxes payable	(48)	(36)
Accrued interest	35	15
Other	(26)	17
Other operating activities
Defined benefit plans - funding	(1)	(1)
Other assets	—	(22)
Other liabilities	(2)	(20)
Net cash provided by operating activities	28	39

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(229)	(155)
Expenditures for intangible assets	(1)	(1)
Notes receivable from affiliates	(554)	—
Other investing activities	4	—
Net cash used in investing activities	(780)	(156)

Cash Flows from Financing Activities
Issuance of long-term debt	649	1,329
Retirement of long-term debt	—	(1,150)
Contributions from parent	675	200
Payment of common stock dividends to parent	(88)	(74)
Net decrease in short-term debt	(509)	(145)
Debt issuance costs	(5)	(12)
Net cash provided by (used in) financing activities	722	148

Net Increase in Cash, Cash Equivalents and Restricted Cash	(30)	31
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	51	25
Cash, Cash Equivalents and Restricted Cash at End of Period	$21	$56

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$146	$142

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2024	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$21	$51
Accounts receivable (less reserve: 2024, $57; 2023, $46)
Customer	450	434
Other	10	8
Accounts receivable from affiliates	10	10
Notes receivable from affiliate	554	—
Unbilled revenues (less reserve: 2024, $2; 2023, $2)	119	149
Materials and supplies	103	99
Prepayments	155	44
Regulatory assets	84	57
Other current assets	33	17
Total Current Assets	1,539	869

Property, Plant and Equipment
Regulated utility plant	15,740	15,575
Less: accumulated depreciation - regulated utility plant	3,889	3,822
Regulated utility plant, net	11,851	11,753
Construction work in progress	744	680
Property, Plant and Equipment, net	12,595	12,433

Other Noncurrent Assets
Regulatory assets	592	598
Intangibles	269	269
Other noncurrent assets (less reserve for accounts receivable: 2024, $3; 2023, $2)	121	125
Total Other Noncurrent Assets	982	992

Total Assets	$15,116	$14,294

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2024	December 31, 2023
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$509
Accounts payable	404	454
Accounts payable to affiliates	52	44
Taxes	3	51
Interest	78	43
Regulatory liabilities	90	91
Other current liabilities	82	100
Total Current Liabilities	709	1,292

Long-term Debt	5,211	4,567

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,608	1,573
Regulatory liabilities	839	836
Other deferred credits and noncurrent liabilities	110	123
Total Deferred Credits and Other Noncurrent Liabilities	2,557	2,532

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	4,715	4,040
Earnings reinvested	1,560	1,499
Total Equity	6,639	5,903

Total Liabilities and Equity	$15,116	$14,294

(a)170,000 shares authorized; 66,368 shares issued and outstanding at March 31, 2024 and December 31, 2023.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2023	66,368	$364	$4,040	$1,499	$5,903
Net income				149	149
Capital contributions from parent			675		675
Dividends declared				(88)	(88)
March 31, 2024	66,368	$364	$4,715	$1,560	$6,639

December 31, 2022	66,368	$364	$4,084	$1,303	$5,751
Net income				138	138
Capital contributions from parent			200		200
Dividends declared				(74)	(74)
March 31, 2023	66,368	$364	$4,284	$1,367	$6,015

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL Energy Holdings.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2024	2023
Operating Revenues
Retail and wholesale	$460	$461
Electric revenue from affiliate	16	13
Total Operating Revenues	476	474

Operating Expenses
Operation
Fuel	86	79
Energy purchases	71	84
Energy purchases from affiliate	1	1
Other operation and maintenance	88	91
Depreciation	76	75
Taxes, other than income	13	12
Total Operating Expenses	335	342

Operating Income	141	132

Other Income (Expense) - net	2	2

Interest Expense	26	25

Income Before Income Taxes	117	109

Income Taxes	24	23

Net Income (a)	$93	$86

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$93	$86
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	76	75
Amortization	3	3
Defined benefit plans - expense (income)	1	—
Deferred income taxes and investment tax credits	2	—
Change in current assets and current liabilities
Accounts receivable	(19)	28
Accounts receivable from affiliates	(11)	14
Accounts payable	6	(35)
Accounts payable to affiliates	34	31
Unbilled revenues	16	33
Fuel, materials and supplies	13	41
Regulatory assets and liabilities, net	(21)	21
Taxes payable	(26)	(27)
Accrued interest	23	18
Other	(19)	(11)
Other operating activities
Defined benefit plans - funding	(1)	—
Expenditures for asset retirement obligations	(2)	(2)
Other assets	—	(10)
Other liabilities	(2)	(1)
Net cash provided by operating activities	166	264
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(92)	(86)
Net increase in notes receivable with affiliates	(28)	(9)
Net cash used in investing activities	(120)	(95)
Cash Flows from Financing Activities
Issuance of long-term debt	—	399
Retirement of long-term debt	—	(300)
Net increase (decrease) in short-term debt	28	(179)
Payment of common stock dividends to parent	(37)	(31)
Return of capital to parent	(51)	(120)
Other financing activities	—	(3)
Net cash used in financing activities	(60)	(234)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(14)	(65)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	44	93
Cash, Cash Equivalents, and Restricted Cash at End of Period	$30	$28

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$35	$46

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2024	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$8	$18
Accounts receivable (less reserve: 2024, $5; 2023, $6)
Customer	121	116
Other	24	17
Unbilled revenues (less reserve: 2024, $0; 2023, $0)	72	88
Accounts receivable from affiliates	40	29
Notes receivable from affiliates	28	—
Fuel, materials and supplies	130	143
Prepayments	11	11
Regulatory assets	14	7
Other current assets	6	—
Total Current Assets	454	429

Property, Plant and Equipment
Regulated utility plant	7,715	7,669
Less: accumulated depreciation - regulated utility plant	1,599	1,549
Regulated utility plant, net	6,116	6,120
Construction work in progress	342	312
Property, Plant and Equipment, net	6,458	6,432

Other Noncurrent Assets
Regulatory assets	388	395
Goodwill	389	389
Other intangibles	17	18
Other noncurrent assets	92	90
Total Other Noncurrent Assets	886	892

Total Assets	$7,798	$7,753

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2024	December 31, 2023
Liabilities and Equity

Current Liabilities
Short-term debt	$28	$—
Accounts payable	121	115
Accounts payable to affiliates	83	49
Customer deposits	35	34
Taxes	15	41
Price risk management liabilities	1	1
Regulatory liabilities	2	16
Interest	44	21
Asset retirement obligations	13	13
Other current liabilities	32	47
Total Current Liabilities	374	337

Long-term Debt	2,469	2,469

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	782	776
Investment tax credits	30	31
Price risk management liabilities	4	6
Asset retirement obligations	71	72
Regulatory liabilities	824	827
Other deferred credits and noncurrent liabilities	67	63
Total Deferred Credits and Other Noncurrent Liabilities	1,778	1,775

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,942	1,993
Earnings reinvested	811	755
Total Equity	3,177	3,172

Total Liabilities and Equity	$7,798	$7,753

(a)75,000 shares authorized; 21,294 shares issued and outstanding at March 31, 2024 and December 31, 2023.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2023	21,294	$424	$1,993	$755	$3,172
Net income				93	93
Return of capital to parent			(51)		(51)
Dividends declared				(37)	(37)
March 31, 2024	21,294	$424	$1,942	$811	$3,177

December 31, 2022	21,294	$424	$2,087	$655	$3,166
Net income				86	86
Return of capital to parent			(120)		(120)
Dividends declared				(31)	(31)
March 31, 2023	21,294	$424	$1,967	$710	$3,101

(a)Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2024	2023
Operating Revenues
Retail and wholesale	$524	$498
Electric revenue from affiliate	1	1
Total Operating Revenues	525	499

Operating Expenses
Operation
Fuel	123	122
Energy purchases	6	6
Energy purchases from affiliate	16	13
Other operation and maintenance	102	109
Depreciation	99	98
Taxes, other than income	12	10
Total Operating Expenses	358	358

Operating Income	167	141

Other Income (Expense) - net	2	2

Interest Expense	34	33

Income Before Income Taxes	135	110

Income Taxes	27	22

Net Income (a)	$108	$88

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$108	$88
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	99	98
Amortization	5	5
Defined benefit plans - (income)	(1)	—
Deferred income taxes and investment tax credits	(1)	(1)
Other	(1)	(1)
Change in current assets and current liabilities
Accounts receivable	(21)	16
Accounts payable	(13)	(16)
Accounts payable to affiliates	52	2
Unbilled revenues	6	25
Fuel, materials and supplies	8	(8)
Regulatory assets and liabilities, net	1	8
Taxes payable	(17)	(11)
Accrued interest	32	26
Other	(7)	2
Other operating activities
Defined benefit plans - funding	(1)	—
Expenditures for asset retirement obligations	(2)	(5)
Other assets	8	(13)
Other liabilities	(3)	(1)
Net cash provided by operating activities	252	214
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(148)	(141)
Net cash used in investing activities	(148)	(141)
Cash Flows from Financing Activities
Net increase in notes payable to affiliates	37	9
Issuance of long-term debt	—	399
Retirement of long-term debt	—	(300)
Net decrease in short-term debt	(48)	(101)
Payment of common stock dividends to parent	(47)	(35)
Return of capital to parent	(50)	(54)
Other financing activities	—	(3)
Net cash used in financing activities	(108)	(85)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(4)	(12)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	38	21
Cash, Cash Equivalents, and Restricted Cash at End of Period	$34	$9

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$44	$60

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2024	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$12	$14
Accounts receivable (less reserve: 2024, $3; 2023, $2)
Customer	152	143
Other	19	12
Unbilled revenues (less reserve: 2024, $0; 2023, $0)	91	97
Fuel, materials and supplies	177	185
Prepayments	11	13
Regulatory assets	7	3
Other current assets	2	1
Total Current Assets	471	468

Property, Plant and Equipment
Regulated utility plant	10,038	9,896
Less: accumulated depreciation - regulated utility plant	2,547	2,476
Regulated utility plant, net	7,491	7,420
Construction work in progress	594	604
Property, Plant and Equipment, net	8,085	8,024

Other Noncurrent Assets
Regulatory assets	435	439
Goodwill	607	607
Other intangibles	18	19
Other noncurrent assets	157	157
Total Other Noncurrent Assets	1,217	1,222

Total Assets	$9,773	$9,714

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2024	December 31, 2023
Liabilities and Equity

Current Liabilities
Short-term debt	$45	$93
Notes payable to affiliates	37	—
Accounts payable	70	80
Accounts payable to affiliates	123	72
Customer deposits	38	35
Taxes	15	32
Regulatory liabilities	6	1
Interest	56	24
Asset retirement obligations	16	13
Other current liabilities	44	52
Total Current Liabilities	450	402

Long-term Debt	3,064	3,064

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	917	912
Investment tax credits	83	83
Asset retirement obligations	48	53
Regulatory liabilities	1,016	1,018
Other deferred credits and noncurrent liabilities	32	30
Total Deferred Credits and Other Noncurrent Liabilities	2,096	2,096

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,983	3,033
Earnings reinvested	872	811
Total Equity	4,163	4,152

Total Liabilities and Equity	$9,773	$9,714

(a)80,000 shares authorized; 37,818 shares issued and outstanding at March 31, 2024 and December 31, 2023.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2023	37,818	$308	$3,033	$811	$4,152
Net income				108	108
Return of capital to parent			(50)		(50)
Dividends declared				(47)	(47)
March 31, 2024	37,818	$308	$2,983	$872	$4,163

December 31, 2022	37,818	$308	$3,041	$689	$4,038
Net income				88	88
Return of capital to parent			(54)		(54)
Dividends declared				(35)	(35)
March 31, 2023	37,818	$308	$2,987	$742	$4,037

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

Combined Notes to Condensed Financial Statements (Unaudited)

Index to Combined Notes to Condensed Financial Statements

The notes to the condensed financial statements that follow are a combined presentation. The following list indicates the Registrants to which the notes apply:

Registrant
	PPL	PPL Electric	LG&E	KU
1. Interim Financial Statements	x	x	x	x
2. Segment and Related Information	x	x	x	x
3. Revenue from Contracts with Customers	x	x	x	x
4. Earnings Per Share	x
5. Income Taxes	x	x	x	x
6. Utility Rate Regulation	x	x	x	x
7. Financing Activities	x	x	x	x
8. Acquisitions, Development and Divestitures	x		x	x
9. Defined Benefits	x	x	x	x
10. Commitments and Contingencies	x	x	x	x
11. Related Party Transactions		x	x	x
12. Other Income (Expense) - net	x	x
13. Fair Value Measurements	x	x	x	x
14. Derivative Instruments and Hedging Activities	x	x	x	x
15. Asset Retirement Obligations	x		x	x
16. Accumulated Other Comprehensive Income (Loss)	x
17. New Accounting Guidance Pending Adoption	x	x	x	x

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2023 is derived from that Registrant's 2023 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2023 Form 10-K. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

2. Segment and Related Information

(PPL)

PPL is organized into three segments: Kentucky Regulated, Pennsylvania Regulated and Rhode Island Regulated. PPL's segments are determined by geographic location.

The Kentucky Regulated segment includes the regulated electricity generation, transmission and distribution operations conducted by LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas.

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

The Rhode Island Regulated segment includes the regulated electricity transmission and distribution and natural gas distribution operations of RIE.

"Corporate and Other" primarily includes corporate level financing costs, certain unallocated costs and certain non-recoverable costs incurred in conjunction with the acquisition of Narragansett Electric. "Corporate and Other" is presented to reconcile segment information to PPL's consolidated results.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the periods ended March 31 are as follows:

	Three Months
	2024	2023
Operating Revenues from external customers
Kentucky Regulated	$984	$960
Pennsylvania Regulated	770	891
Rhode Island Regulated	549	565
Corporate and Other	1	(1)
Total	$2,304	$2,415

Net Income (Loss)
Kentucky Regulated	$190	$166
Pennsylvania Regulated	149	138
Rhode Island Regulated	64	54
Corporate and Other	(96)	(73)
Total	$307	$285

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated Balance Sheets as of:

	March 31, 2024	December 31, 2023
Assets
Kentucky Regulated	$17,074	$17,029
Pennsylvania Regulated	15,116	14,294
Rhode Island Regulated	6,614	6,515
Corporate and Other (a)	827	1,398
Total	$39,631	$39,236

(a)Primarily consists of unallocated items, including cash, PP&E, goodwill and the elimination of inter-segment transactions.

(PPL Electric, LG&E and KU)

PPL Electric has two operating segments, distribution and transmission, which are aggregated into a single reportable segment. Each of LG&E and KU operate as a single operating and reportable segment.

3. Revenue from Contracts with Customers

(All Registrants)

See Note 3 in the Registrants' 2023 Form 10-K for a discussion of the principal activities from which PPL Electric, LG&E and KU and PPL’s Pennsylvania Regulated, Rhode Island Regulated, and Kentucky Regulated segments generate their revenues. The following tables reconcile "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the periods ended March 31.

	2024 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$2,304	$770	$476	$525
Revenues derived from:
Alternative revenue programs (b)	7	(3)	2	5
Other (c)	(8)	(5)	(1)	(1)
Revenues from Contracts with Customers	$2,303	$762	$477	$529

	2023 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$2,415	$891	$474	$499
Revenues derived from:
Alternative revenue programs (b)	36	1	1	—
Other (c)	(4)	(2)	(1)	(1)
Revenues from Contracts with Customers	$2,447	$890	$474	$498

(a)PPL includes $549 million for the three months ended March 31, 2024 and $565 million for the three months ended March 31, 2023 of revenues from external customers reported by the Rhode Island Regulated segment. PPL Electric represents revenues from external customers reported by the Pennsylvania Regulated segment and LG&E and KU, net of intercompany power sales and transmission revenues, represent revenues from external customers reported by the Kentucky Regulated segment. See Note 2 for additional information.
(b)This line item shows the over/under collection of rate mechanisms deemed alternative revenue programs with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts.
(c)Represents additional revenues outside the scope of revenues from contracts with customers, such as lease and other miscellaneous revenues.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended March 31.

	Three Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2024
PA Regulated	$426	$106	$12	$13	$—	$—	$205	$762
KY Regulated	443	267	161	97	6	15	—	989
RI Regulated	261	78	4	161	—	—	47	551
Corp and Other	—	—	—	1	—	—	—	1
Total PPL	$1,130	$451	$177	$272	$6	$15	$252	$2,303

2023
PA Regulated	$537	$128	$20	$13	$—	$—	$192	$890
KY Regulated	443	274	164	60	7	11	—	959
RI Regulated	229	101	9	215	—	—	45	599
Corp and Other	—	—	—	(1)	—	—	—	(1)
Total PPL	$1,209	$503	$193	$287	$7	$11	$237	$2,447

	Three Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL Electric
2024	$426	$106	$12	$13	$—	$—	$205	$762
2023	$537	$128	$20	$13	$—	$—	$192	$890

LG&E
2024	$218	$138	$47	$52	$—	$22	$—	$477
2023	$241	$152	$49	$16	$—	$16	$—	$474

KU
2024	$225	$129	$114	$46	$6	$9	$—	$529
2023	$202	$123	$115	$44	$7	$7	$—	$498

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

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the periods ended March 31.

	Three Months
	2024	2023
PPL (a)	$42	$21
PPL Electric (a)	28	10
LG&E	1	1
KU	1	—

(a)    2024 includes amounts impaired related to PPL Electric's billing issues. See Note 6 for additional information.

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers.

	PPL	PPL Electric	LG&E	KU
Contract liabilities at December 31, 2023	$43	$29	$6	$7
Contract liabilities at March 31, 2024	30	20	5	5
Revenue recognized during the three months ended March 31, 2024 that was included in the contract liability balance at December 31, 2023	25	11	6	7

Contract liabilities at December 31, 2022	$34	$23	$5	$6
Contract liabilities at March 31, 2023	46	35	5	5
Revenue recognized during the three months ended March 31, 2023 that was included in the contract liability balance at December 31, 2022	17	6	5	6

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended March 31 used in the EPS calculation are:

	Three Months
	2024	2023
Income (Numerator)
Net income attributable to PPL	$307	$285
Less amounts allocated to participating securities	—	1
Net income available to PPL common shareowners - Basic and Diluted	$307	$284

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	737,512	736,829
Add: Dilutive share-based payment awards (a)	1,308	869
Weighted-average shares - Diluted EPS	738,820	737,698

Basic and Diluted EPS
Net Income available to PPL common shareowners	$0.42	$0.39

(a)    The Treasury Stock Method was applied to non-participating share-based payment awards.

For the periods ended March 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months
	2024	2023
Stock-based compensation awards	—	534

5. Income Taxes

Reconciliations of income tax expense (benefit) for the periods ended March 31 are as follows.

(PPL)
	Three Months
	2024	2023
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$81	$76
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	17	22
Utility rate-making tax adjustments (a)	(5)	(5)
Amortization of excess deferred federal and state income taxes	(13)	(12)
Other	1	(2)
Total increase (decrease)	—	3
Total income tax expense (benefit)	$81	$79

(a)     Primarily consists of tax impacts of AFUDC equity and related depreciation across all PPL utilities and flow through tax impacts of Pennsylvania utility ratemaking. Flow through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

(PPL Electric)
	Three Months
	2024	2023
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$41	$38
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	14	14
Utility rate-making tax adjustments (a)	(4)	(4)
Amortization of excess deferred federal and state income taxes	(2)	(2)
Other	(1)	(1)
Total increase (decrease)	7	7
Total income tax expense (benefit)	$48	$45

(a)     Primarily consists of tax impacts of AFUDC equity and related depreciation and flow through tax impacts of Pennsylvania utility ratemaking. Flow through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

(LG&E)
	Three Months
	2024	2023
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$25	$23
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	4
Amortization of excess deferred federal and state income taxes	(3)	(3)
Other	(2)	(1)
Total increase (decrease)	(1)	—
Total income tax expense (benefit)	$24	$23

(KU)
	Three Months
	2024	2023
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$28	$23
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5	4
Amortization of excess deferred federal and state income taxes	(5)	(4)
Other	(1)	(1)
Total increase (decrease)	(1)	(1)
Total income tax expense (benefit)	$27	$22

Other

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

Transfer of Certain Credits under the Inflation Reduction Act (PPL)

On April 25, 2024, the IRS released the final Internal Revenue Code Section 6418 regulations related to the transfer of certain credits under the Inflation Reduction Act. The regulations were published in the Federal Register on April 30, 2024, and will be effective on July 1, 2024. PPL is currently reviewing the final regulations to determine what impact the guidance may have on their financial statements.

6. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric		LG&E		KU
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Current Regulatory Assets:
Rate adjustment mechanisms	$129	$118	$—	$—	$—	$—	$—	$—
Renewable energy certificates	15	14	—	—	—	—	—	—
Derivative instruments	29	51	—	—	—	—	—	—
Smart meter rider	6	6	6	6	—	—	—	—
Universal service rider	8	—	8	—	—	—	—	—
Storm damage costs	33	12	33	12	—	—	—	—
Gas supply clause	4	—	—	—	4	—	—	—
Fuel adjustment clause	12	4	—	—	6	3	6	—
Transmission service charge	36	43	26	31	—	—	—	—
Transmission formula rate	15	5	—	—	—	—	—	—
Distribution system improvement charge	8	7	8	7	—	—	—	—
Other	35	33	3	1	4	4	1	3
Total current regulatory assets	$330	$293	$84	$57	$14	$7	$7	$3

Noncurrent Regulatory Assets:
Defined benefit plans	$880	$887	$417	$417	$212	$217	$134	$136
Plant outage costs	36	38	—	—	9	10	27	28
Net metering	123	112	—	—	—	—	—	—
Environmental cost recovery	97	99	—	—	—	—	—	—
Storm costs	96	97	—	—	14	15	14	14
Unamortized loss on debt	22	22	3	3	10	10	7	7
Interest rate swaps	5	7	—	—	5	7	—	—
Terminated interest rate swaps	56	58	—	—	33	34	23	24
Accumulated cost of removal of utility plant	171	178	171	178	—	—	—	—
AROs	288	289	—	—	76	76	212	213
Derivatives instruments	4	8	—	—	—	—	—	—
Other	81	79	1	—	29	26	18	17
Total noncurrent regulatory assets	$1,859	$1,874	$592	$598	$388	$395	$435	$439

	PPL		PPL Electric		LG&E		KU
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Current Regulatory Liabilities:
Generation supply charge	$64	$51	$64	$51	$—	$—	$—	$—
Tax Cuts and Jobs Act customer refund	—	5	—	5	—	—	—	—
Act 129 compliance rider	12	15	12	15	—	—	—	—
Transmission formula rate	17	21	14	18	—	—	—	—
Rate adjustment mechanism	68	72	—	—	—	—	—	—
Energy efficiency	25	23	—	—	—	—	—	—
Gas supply clause	—	15	—	—	—	15	—	—
Other	37	23	—	2	2	1	6	1
Total current regulatory liabilities	$223	$225	$90	$91	$2	$16	$6	$1

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$1,008	$996	$—	$—	$309	$306	$402	$399
Power purchase agreement - OVEC	16	19	—	—	11	13	5	6
Net deferred taxes	1,960	1,977	759	763	454	459	517	523
Defined benefit plans	256	252	80	73	20	20	60	59
Terminated interest rate swaps	56	57	—	—	28	29	28	28
Energy efficiency	18	5	—	—	—	—	—	—
Other	37	34	—	—	2	—	4	3
Total noncurrent regulatory liabilities	$3,351	$3,340	$839	$836	$824	$827	$1,016	$1,018

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

The ASA includes additional provisions, including (i) an Electric Transportation Initiative (the ET Initiative) to facilitate the growth of Electric Vehicle (EV) adoption and scaling of the market for EV charging equipment to advance Rhode Island's zero emission vehicles and greenhouse gas emissions policy goals, (ii) two energy storage demonstration projects, which are online and fully connected, (iii) a performance incentive for System Efficiency: Annual Megawatt Capacity Savings, which sunset in 2021 and is a tracking and reporting only metric, and (iv) several additional metrics for tracking and reporting purposes only. The RIPUC discussed the ET Initiative at an Open Meeting on August 30, 2022, advising RIE to seek RIPUC authorization to continue the ET Initiative and/or to alter any of the targets established in the ASA for Rate Year 5 and beyond. No votes or official rulings were taken; however, based on this feedback, RIE paused the ET programs in Rate Year 5.

Advanced Metering Functionality (AMF)

In 2021, RIE filed its Updated AMF Business Case and Grid Modernization Plan (GMP) with the RIPUC in accordance with the ASA approved by the RIPUC in August 2018, and which, among other things, sought approval to deploy smart meters throughout the service territory. After PPL completed the acquisition of RIE, RIE filed a new AMF Business Case with the RIPUC in 2022, consisting of a detailed proposal for full-scale deployment of AMF across its electric service territory.

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

Grid Modernization

RIE filed a new GMP with the RIPUC on December 30, 2022. The new GMP filing consists of a holistic suite of grid modernization investments that will provide RIE with the tools and capability to manage the electric distribution system more granularly considering a range of distributed energy resources adoption levels, accelerated by Rhode Island's climate mandates, while at the same time maintaining a safe and reliable electric distribution system. The GMP is an informational guidance document that supports the grid modernization investments to be proposed in future electric ISR plans. Consequently, RIE did not request approval from the RIPUC for any specific investments or seek cost recovery as part of the GMP; rather, RIE requested that the RIPUC issues an order affirming RIE's compliance with its obligation to file a GMP that meets the requirements of the ASA. The RIPUC held a status conference on October 26, 2023, to discuss the scope of the RIPUC’s review of the GMP and its potential impact future electric ISR plans. RIE cannot predict the outcome of this matter.

Petition for Deferral of Credit Card Fees

On January 31, 2024, RIE filed a petition to request approval to recognize regulatory assets related to the credit card, debit card, and related fees (Electronic Transaction Fees) that RIE has waived and will continue to waive on a going forward basis pursuant to the RIPUC orders in RIPUC Docket No. 5022 related to COVID-19 impacts. If approved, RIE plans to include a proposal as part of its next base distribution rate case for the amortization/recovery of the regulatory assets and to include future Electronic Transaction Fees in base distribution rates. The Rhode Island Division of Public Utilities and Carriers (the Division) and Intervenor testimony is due two weeks following the filing of RIE's Revised 2022 Earnings Reports, which RIE intends to file in the second quarter of 2024. RIE's rebuttal testimony is due two weeks following the Division's filing of its testimony. No hearings have been scheduled at this time. RIE simultaneously filed a Notice of Withdrawal of its April 2021 petition to create regulatory assets for COVID-19 related bad debt expense and the lost revenue from unassessed late payment charges pending in Docket No. 5154. RIE is continuing to evaluate these other COVID-19 related costs and intends to reserve its rights to file for recovery of these costs in the future. RIE cannot predict the outcome of this matter.

FY 2023 Gas Infrastructure, Safety and Reliability (ISR) Plan

At an Open Meeting on March 29, 2022, the RIPUC conditionally approved RIE's FY 2023 Gas ISR Plan and associated revenue requirement, subject to further review regarding RIE's Proactive Main Replacement Program and its decision to reconstruct and purchase heating and pressure regulation equipment located at RIE's Wampanoag and Tiverton take stations. In response to RIPUC direction, RIE filed testimony with the RIPUC on May 16, 2022 regarding its replacement of heating and pressure regulation facilities at the Wampanoag and Tiverton take stations and addressing: (i) a cost-benefit analysis arising from RIE's decision to take ownership of the reconstructed take station equipment; (ii) the potential that the benefits derived from the reconstruction and ownership transfer of the take station equipment will not be realized due to the future use of hydrogen or abandonment of the gas system; and (iii) the depreciation and accounting treatment of the reconstructed take station equipment. The RIPUC has not taken any action to date on this issue, including in its recent action on the FY 2025 Gas ISR Plan.

FY 2024 Gas ISR Plan

At an Open Meeting on March 29, 2023, the RIPUC approved RIE's FY 2024 Gas ISR Plan with an adjustment to the budget for the Proactive Main Replacement Program category resulting in a total approved FY 2024 Gas ISR Plan of $163 million for capital investment spend. On March 31, 2023, the RIPUC approved RIE's March 30, 2023 compliance filing for rates effective April 1, 2023. Certain open issues regarding the Gas ISR Plan budgetary and reconciliation framework, raised in connection with the FY 2024 Gas ISR Plan, have been resolved in connection with the approval of the FY 2025 Gas ISR Plan, as discussed below.

FY 2025 Gas ISR Plan

On December 22, 2023, RIE filed its FY 2025 Gas ISR Plan with the RIPUC with a budget that includes $185 million of capital investment spend, plus up to an additional $11 million of contingency plan spend in light of the Pipeline and Hazardous Materials Safety Administration’s potential enactment of regulations during FY 2025 that, if enacted, would significantly alter RIE's leak detection and repair obligations under such regulations. RIE also filed its proposed gas ISR plan budgetary and reconciliation framework, addressing issues raised in connection with its FY 2024 submission, with its FY 2025 ISR Plan. The RIPUC held hearings in March 2024, and on March 26, 2024, approved the plan, including the proposed budgetary and reconciliation framework, with a total approved FY 2025 Gas ISR Plan of $180 million of which $168 million is for capital investment spend and $12 million spend for paving costs as operations and maintenance (O&M), plus the potential additional $11 million available if the above-mentioned regulations are implemented by the Pipeline and Hazardous Materials Safety Administration. On March 28, 2024, the RIPUC approved RIE's compliance filing for rates effective April 1, 2024.

FY 2024 Electric ISR Plan

The RIPUC held hearings in March 2023, and on March 29, 2023, approved RIE's FY 2024 Electric ISR Plan, as supplemented, with modifications to the proposed capital investment spend, resulting in a total approved FY 2024 Electric ISR Plan of $112 million for capital investment spend, $14 million for vegetation management O&M spend, and $1 million for Other O&M spend.

On March 31, 2023, the RIPUC approved RIE's compliance filing for rates effective April 1, 2023. Certain open issues regarding the Electric ISR Plan budgetary and reconciliation framework, raised in connection with the FY 2024 Electric ISR Plan, have been resolved in connection with the approval of the FY 2025 Electric ISR plan, as discussed below.

FY 2025 Electric ISR Plan

On December 21, 2023, RIE filed its FY 2025 Electric ISR Plan with the RIPUC with a budget that includes $141 million of capital investment spend, $13 million of vegetation O&M spend and $1 million of Other O&M spend. RIE also filed its proposed electric ISR plan budgetary and reconciliation framework, addressing issues raised in connection with its FY 2024 submission, with its FY 2025 ISR Plan. The RIPUC held hearings in March 2024, and on March 26, 2024, approved the plan, including the proposed budgetary and reconciliation framework, with modifications to the proposed capital investment spend, resulting in a total approved FY 2025 Electric ISR Plan of $132 million for capital investment spend, $13 million for vegetation management O&M spend, and $1 million for Other O&M spend. On March 28, 2024, the RIPUC approved RIE's compliance filing for rates effective April 1, 2024.

Kentucky Activities (PPL, LG&E and KU)

KPSC Investigation Related to Winter Storm Elliott

On December 22, 2023, the KPSC initiated an investigation into the practices of LG&E and KU regarding the provision of electric service from December 23, 2022 through December 25, 2022, during a period of extreme temperatures during Winter Storm Elliott. The investigation is the result of LG&E's and KU's need to implement brief service interruptions to approximately 55,000 customers during this period. The purpose of the investigation is to supplement discovery and examination already completed through LG&E's and KU's CPCN proceedings, a legislative hearing completed in February 2023 and reports completed by the NERC and the FERC related to the issue. Additionally, the investigation will evaluate LG&E's and KU's actions taken, or planned to be taken, since Winter Storm Elliott that affect their ability to provide service during periods of variable weather and power system stress. LG&E and KU believe actions taken during the period under question were necessary and appropriate. Several parties have been granted intervenor status for the proceeding and a hearing on the matter is scheduled for May 23, 2024. LG&E and KU cannot predict the outcome of this matter, and an estimate of the impact, if any, cannot be determined, but LG&E and KU do not believe this matter will have a significant impact on their operations or financial condition.

Pennsylvania Activities (PPL and PPL Electric)

PAPUC investigation into billing issues

On January 31, 2023, the PAPUC initiated an investigation focused on billing issues related to estimated, irregular bills and customer service concerns following customer complaints, which for many customers were driven by increased prices for electricity supply. Certain bills issued during the time period of December 20, 2022 through January 9, 2023 were estimated due to a technical issue that prevented PPL Electric from providing actual collected meter data to customer facing and other internal systems. Customers also reported difficulties accessing PPL Electric's website and contacting the customer service call center. The PAPUC’s Bureau of Investigation & Enforcement (I&E) has directed PPL Electric to respond to certain inquiries and document requests. PPL Electric submitted its responses to the information request and cooperated fully with the investigation. PPL Electric reached a Settlement Agreement with I&E on November 21, 2023. In the settlement, PPL Electric agreed to pay a civil penalty of $1 million, make certain remedial improvements to its billing systems and processes, and agreed to not seek recovery for extraordinary costs incurred in responding to or resulting from the billing event. On November 21, 2023, PPL Electric and I&E submitted a Joint Petition for Approval of Settlement to the PAPUC. On January 18, 2024, the PAPUC issued an Order requesting public comment prior to the PAPUC entering a Final Order on the petition. Comments were due on February 28, 2024, and comments were filed by the Office of Consumer Advocate, CAUSE-PA (low-income advocate), and individual customers. On March 19, 2024, PPL Electric filed reply comments. On April 25, 2024, the PAPUC announced at its public meeting that it would be issuing an order approving the Settlement Agreement with modifications. The modifications included converting the $1 million civil penalty to a $1 million donation to PPL Electric’s hardship fund, Operation HELP, and requiring PPL Electric to make various progress reports on efforts to remediate the billing issue. PPL Electric and I&E have 20 business days from the issuance of the PAPUC order to accept or reject the proposed modifications to the Settlement Agreement. The final approval of the Settlement Agreement is pending the issuance of the PAPUC's order and PPL Electric and I&E's decision on whether to accept the modifications. PPL Electric cannot predict the outcome of this matter.

PPL Electric incurred costs related to the billing issues of $15 million and $3 million for the three-month periods ended March 31, 2024 and March 31, 2023. PPL Electric will not seek regulatory recovery of these costs.

DSIC Petition

On April 26, 2024, PPL Electric filed a Petition with the PAPUC requesting that the PAPUC waive PPL Electric’s DSIC cap of 5% of billed revenues and increase the maximum allowable DSIC to 9% for bills rendered on or after January 1, 2025. PPL Electric requested PAPUC approval no later than the PAPUC’s public meeting on December 5, 2024. PPL Electric cannot predict the outcome of this matter.

Federal Matters

FERC Transmission Rate Filing (PPL, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going waivers and credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the D.C. Circuit Court of Appeals regarding the FERC's orders on the elimination of the mitigation and required transition mechanism. In August 2022, the D.C. Circuit Court of Appeals issued an order remanding the proceedings back to the FERC. On May 18, 2023, the FERC issued an order on remand reversing its 2019 decision and requiring LG&E and KU to refund credits previously withheld, including under such transition mechanism. LG&E and KU filed a petition for review of the FERC's May 18, 2023 order with the D.C. Circuit Court of Appeals and provided refunds in accordance with the FERC order on December 1, 2023. The FERC issued an order on LG&E and KU's compliance filing on November 16, 2023, and LG&E and KU filed a petition for review of this November 16, 2023 order on February 14, 2024. The proceedings at the D.C. Circuit Court of Appeals were held on abeyance to allow the FERC time to substantively address LG&E and KU's request for rehearing of the November 16 order. FERC issued the substantive order on rehearing on March 21, 2024. LG&E and KU filed an unopposed motion to lift the abeyance on April

24, 2024 and anticipate a resumption of activities with the D.C. Circuit Court of Appeal in May of 2024. LG&E and KU cannot predict the ultimate outcome of the proceedings or any other post decision process but do not expect the annual impact to have a material effect on their operations or financial condition. LG&E and KU currently receive recovery of certain waivers and credits primarily through base rates increases, provided, however, that increases associated with the FERC's May 18, 2023 order are expected to be subject to future rate proceedings.

Recovery of Transmission Costs (PPL)

Until December 2022, RIE's transmission facilities were operated in combination with the transmission facilities of National Grid USA's New England affiliates, Massachusetts Electric Company (MECO) and New England Power (NEP), as a single integrated system with NEP designated as the combined operator. As of January 1, 2023, RIE operates its own transmission facilities. NE-ISO allocates RIE's costs among transmission customers in New England, in accordance with the ISO Open Access Transmission Tariff (ISO-NE OATT). According to the FERC orders, RIE is compensated for its actual monthly transmission costs, with its authorized maximum ROE of 11.74% on its transmission assets.

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

Other

Purchase of Receivables Program

(PPL and PPL Electric)

In accordance with a PAPUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During the three months ended March 31, 2024 and 2023, PPL Electric purchased $419 million and $358 million of accounts receivable from alternative suppliers.

(PPL)

In 2021 and 2022, the RIPUC approved various components of a Purchase of Receivables Program (POR) in Rhode Island for effect on April 1, 2022. Municipal aggregators and non-regulated power producers (collectively, Competitive Suppliers) are eligible to participate in accordance with RIE's approved electric tariffs for municipal aggregation and non-regulated power producers. Under the POR program, RIE will purchase the Competitive Suppliers' accounts receivables, including existing receivables, at discounted rates, regardless of whether RIE has collected the owed monies from customers. The program is intended to make RIE whole through the implementation of a discount rate or Standard Complete Bill Percentage (SCBP) paid by Competitive Suppliers. RIE calculates the SCBP for each customer class and files the calculations with the RIPUC for review and approval by February 15 of each year. At an Open Meeting on March 26, 2024, the RIPUC approved the SCBP for effect beginning on April 1, 2024, for a one-year period.

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

	March 31, 2024					December 31, 2023
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (c)	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (c)
PPL
PPL Capital Funding (a)
Syndicated Credit Facility (b)	Dec. 2028	$1,250	$—	$218	$1,032	$—	$390
Bilateral Credit Facility	Feb. 2025	100	—	—	100	—	—
Bilateral Credit Facility	Feb. 2025	100	—	13	87	—	13
Total PPL Capital Funding Credit Facilities		$1,450	$—	$231	$1,219	$—	$403

PPL Electric
Syndicated Credit Facility	Dec. 2028	$650	$—	$1	$649	$—	$511
Total PPL Electric Credit Facilities		$650	$—	$1	$649	$—	$511

LG&E
Syndicated Credit Facility	Dec. 2028	$500	$—	$28	$472	$—	$—
Total LG&E Credit Facilities		$500	$—	$28	$472	$—	$—

KU
Syndicated Credit Facility	Dec. 2028	$400	$—	$45	$355	$—	$93
Total KU Credit Facilities		$400	$—	$45	$355	$—	$93

(a)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(b)The PPL Capital Funding $1.25 billion syndicated credit facility includes a $400 million borrowing sublimit for RIE and a $850 million sublimit for PPL Capital Funding at March 31, 2024. RIE’s borrowing sublimit is adjustable, at the borrowers’ option, from $0 to $600 million, with the remaining balance of the $1.25 billion available under the facility allocated to PPL Capital Funding. At December 31, 2023, the borrowing sublimit for RIE was $250 million and a $1 billion sublimit for PPL Capital Funding. At March 31, 2024, PPL Capital Funding had $218 million commercial paper outstanding and RIE had no commercial paper outstanding. At December 31, 2023, PPL Capital Funding had $365 million commercial paper outstanding and RIE had $25 million commercial paper outstanding. RIE's obligations under the facility are not guaranteed by PPL.
(c)Commercial paper issued reflects the undiscounted face value of the issuance.

(All Registrants)

PPL Capital Funding, RIE, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	March 31, 2024				December 31, 2023
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances (c)	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances (c)
PPL Capital Funding (a) (b)	5.51%	$1,350	$218	$1,132	5.66%	$365
RIE (b)		400	—	400	5.72%	25
PPL Electric		650	—	650	5.67%	510
LG&E	5.49%	500	28	472		—
KU	5.49%	400	45	355	5.64%	93
Total		$3,300	$291	$3,009		$993

(a)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(b)Issuances under the PPL Capital Funding and RIE commercial paper programs are supported by the PPL Capital Funding syndicated credit facility, which has a total capacity of $1.25 billion. At March 31, 2024, the borrowing sublimits were $400 million for RIE and $850 million for PPL Capital Funding. At December 31, 2023, the borrowing sublimits under the facility were $250 million at RIE and $1 billion at PPL Capital Funding. PPL Capital Funding’s Commercial paper program is also backed by a separate bilateral credit facility for $100 million.
(c)Commercial paper issued reflects the undiscounted face value of the issuance.

(PPL Electric, LG&E, and KU)

See Note 11 for discussion of intercompany borrowings.

Long-term Debt

(PPL)

In March 2024, RIE issued $500 million of 5.35% Senior Notes due 2034. RIE received proceeds of $496 million, net of discounts and underwriting fees, which will be used to repay short-term debt and for other general corporate purposes.

(PPL and PPL Electric)

In January 2024, PPL Electric issued $650 million of 4.85% First Mortgage Bonds due 2034. PPL Electric received proceeds of $644 million, net of discounts and underwriting fees, which will be used to repay short-term debt and for other general corporate purposes.

Dividends

In February 2024, PPL declared a quarterly cash dividend on its common stock, payable April 1, 2024, of 25.75 cents per share (equivalent to $1.03 per annum).

8. Acquisitions, Developments and Divestitures

Acquisitions (PPL)

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

In connection with the Acquisition, National Grid USA Service Company, Inc., National Grid USA and Narragansett Electric have entered into a transition services agreement (TSA), pursuant to which the National Grid entities have agreed to provide certain transition services to Narragansett Electric to facilitate the transition of the operation of Narragansett Electric to PPL following the Acquisition, as agreed upon in the Narragansett share purchase agreement. The TSA is for an initial two-year term and certain aspects have been extended to the third quarter of 2024. TSA costs of $48 million and $58 million were incurred during the three months ended March 31, 2024 and 2023.

Commitments to the Rhode Island Division of Public Utilities and Carriers and the Attorney General of the State of Rhode Island

As a condition to the Acquisition, PPL made certain commitments to the Rhode Island Division of Public Utilities and Carriers and the Attorney General of the State of Rhode Island. See Note 9 in PPL's 2023 Form 10-K for a complete listing of those commitments. PPL incurred the following expenses related to some of the remaining commitments:

•RIE will forgo potential recovery of any and all transition costs which includes (1) the installation of certain information technology systems; (2) modification and enhancements to physical facilities in Rhode Island; and (3) incurring costs related to severance payments, communications and branding changes, and other transition related costs. These costs, which are being expensed as incurred, were $81 million and $54 million for the three months ended March 31, 2024 and 2023.
•RIE will not seek to recover in rates any markup charged by National Grid USA and/or its affiliates under the TSA which were $1 million and $2 million for the three months ended March 31, 2024 and 2023.

Developments (PPL, LG&E and KU)

Mill Creek Unit 5 Construction

In December 2022, LG&E and KU filed a Certificate of Public Convenience and Necessity (CPCN) with the KPSC requesting approval to construct a 640 MW net summer rating Natural Gas Combined Cycle (NGCC) combustion turbine at LG&E’s Mill Creek Generating Station. In November 2023, the KPSC issued an order approving the request as well as the requested AFUDC accounting treatment for associated financing costs relating to the NGCC. The new NGCC facility will be jointly owned by LG&E (31%) and KU (69%). In February 2024, LG&E and KU entered into agreements to begin construction. Total project costs are estimated at approximately $1.0 billion, including AFUDC. Commercial operation of the facility is anticipated to begin mid-2027.

See Note 7 in PPL's 2023 Form 10-K for additional information on the CPCN filing.

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

	Pension Benefits
	Three Months
	2024	2023
PPL
Service cost	$9	$9
Interest cost	46	46
Expected return on plan assets	(75)	(78)
Amortization of:
Prior service cost	1	2
Actuarial loss	2	—
Net periodic defined benefit costs (credits)	$(17)	$(21)

	Other Postretirement Benefits
	Three Months
	2024	2023
PPL
Service cost	$1	$2
Interest cost	7	7
Expected return on plan assets	(7)	(8)
Amortization of:
Actuarial loss	(1)	(1)
Net periodic defined benefit costs (credits)	$—	$—

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

Narragansett Electric Litigation (PPL)

Energy Efficiency Programs Investigation

Narragansett Electric, while under the ownership of National Grid, performed an internal investigation into conduct associated with its energy efficiency programs. On June 27, 2022, the RIPUC opened a new docket (RIPUC Docket No. 22-05-EE) to investigate RIE’s actions and the actions of employees of National Grid USA and affiliates during the time RIE was a National Grid USA affiliate being provided services by National Grid USA Service Company, Inc. relating to the manipulation of the reporting of invoices affecting the calculation of past energy efficiency shareholder incentives and the resulting impact on customers. The Rhode Island Attorney General and National Grid USA intervened in the docket.

On January 19, 2023, the Rhode Island Division of Public Utilities and Carriers (the Division) filed a motion to dismiss RIPUC Docket No. 22-05-EE without prejudice. As grounds for its motion, the Division stated that sufficient evidence exists in the docket to warrant an independent summary investigation by the Division, to include an audit of RIE. If the Division finds sufficient grounds, the Division may proceed to a formal hearing regarding the matters under investigation. Upon the conclusion of its investigation, the Division will provide the RIPUC with a report outlining the Division’s findings and final decision. On January 30, 2023, the Rhode Island Attorney General filed an objection to the Division’s motion to dismiss; RIE and National Grid USA each filed responses with the RIPUC requesting that any additional action taken by the RIPUC or the Division be considered after National Grid USA completes its internal investigation report, which National Grid USA filed with the RIPUC on March 10, 2023. On February 24, 2023, the Division initiated the independent summary investigation that it had referenced in its motion to dismiss. The RIPUC held a hearing on March 28, 2023 to hear oral arguments regarding the Division’s motion to dismiss and subsequently denied the motion. On November 27, 2023, the Division filed testimony recommending the RIPUC disallow a portion of the performance incentive awarded from 2012 through 2021. On January 19, 2024, the Division and the Rhode Island Attorney General filed their respective briefs recommending that the RIPUC assess financial penalties on the Company. The Division also recommended that the RIPUC consider further regulatory investigations and analysis within each of the energy efficiency dockets from 2012 through 2020, to confirm the accuracy of claimed savings and to document all conduct and actions that would trigger penalties. On April 2, 2024, the RIPUC issued an amended order that expressly expands the scope of the proceeding to address issues of accountability and the question of whether statutory penalties should be assessed against RIE relating to the manipulation of the reporting of invoices affecting the recovery of past shareholder incentives and the resulting impact on RIE’s customers. This proceeding remains open and, in parallel, the

Division’s summary investigation remains ongoing. At this time, it is not possible to predict the final outcome or determine the total amount of any additional liabilities that may be incurred by RIE in connection with this matter or the Division’s summary investigation. RIE does not expect this matter will have a material adverse effect on its results of operations, financial position or cash flows.

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

Water/Waste (PPL, LG&E and KU)

ELGs

In 2015, the EPA finalized ELGs for wastewater discharge permits for new and existing steam electricity generating facilities. These guidelines require deployment of additional control technologies providing physical, chemical and biological treatment and mandate operational changes including "zero discharge" requirements for certain wastewaters. The implementation date for individual generating stations was to be determined by the states on a case-by-case basis according to criteria provided by the EPA. Legal challenges to the final rule were consolidated before the U.S. Court of Appeals for the Fifth Circuit. In April 2017, the EPA announced that it would grant petitions for reconsideration of the rule. In September 2017, the EPA issued a rule to postpone the compliance date for certain requirements. In October 2020, the EPA published final revisions to its best available technology standards for certain wastewaters and potential extensions to compliance dates (the Reconsideration Rule). On April 25, 2024, the EPA released a pre-publication version of a final rule modifying the 2020 ELG revisions. The rule increases the stringency of previous control technology and zero discharge requirements, revises certain exemptions for generating units planned for retirement, and requires case-by-case limitations for legacy wastewaters based on the best professional judgment of the state regulators. The final rule is currently under evaluation by PPL, LG&E, and KU, but could potentially result in significant operational changes and additional controls for LG&E and KU plants. The ELGs are expected to be implemented by the states or applicable permitting authorities in the course of their normal permitting activities. Certain costs are included in the Registrants' capital plans and expected to be recovered from customers through rate recovery mechanisms, but additional costs and recovery will depend on further regulatory developments at the state level.

CCRs

In 2015, the EPA issued a final rule governing management of CCRs which include fly ash, bottom ash and sulfur dioxide scrubber wastes. The CCR Rule imposes extensive new requirements for certain CCR impoundments and landfills, including public notifications, location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements, and specifies restrictions relating to the beneficial use of CCRs. In July 2018, the EPA issued a final rule extending the deadline for closure of certain impoundments and adopting other substantive changes. In August 2018, the D.C. Circuit Court of Appeals vacated and remanded portions of the CCR Rule. In December 2019, the EPA addressed certain deficiencies identified by the court and proposed amendments to change the closure deadline. In August 2020, the EPA published a final rule extending the deadline to initiate closure to April 11, 2021, while providing for certain extensions. PPL, LG&E, and KU are monitoring the EPA’s ongoing efforts to refine and implement the regulatory program under the CCR Rule. In January 2022, the EPA issued several proposed regulatory determinations, facility notifications, and public announcements which indicate increased scrutiny by the EPA to determine the adequacy of measures taken by facility owners and operators to achieve closure of CCR surface impoundments and landfills. In particular, the agency indicated that it will focus on certain practices which it views as posing a threat of continuing groundwater contamination. On April 25, 2024, the EPA released a pre-publication version of a final rule establishing regulatory requirements for inactive surface impoundments at inactive electricity generation facilities (legacy impoundments). The rule also establishes identification, groundwater monitoring, corrective action, closure, and post-closure care requirements for all CCR management units, as defined in the rule, at regulated CCR facilities regardless of how or when the CCR was placed. The rule also requires PPL to complete applicability determinations, implement site security measures, initiate weekly inspections and monthly monitoring of the impoundment, create a website, and complete hazard assessments and reports for its legacy impoundments. Additionally, the rule could potentially subject management units that have previously completed remedial action and closure and certain beneficial use projects to additional federal regulatory requirements. Future guidance, regulatory determinations, rulemakings, implementation determinations and other developments could potentially require revisions to current LG&E and KU compliance plans including additional monitoring and remediation at surface impoundments and landfills, the cost of which could be substantial. PPL, LG&E and KU are unable to predict the outcome of the ongoing litigation, rulemaking, and regulatory determinations or potential impacts on current LG&E and KU compliance plans. PPL, LG&E and KU are currently finalizing or revising closure plans and schedules in accordance with applicable regulations.

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

As of March 31, 2024 and December 31, 2023, PPL Electric had a recorded liability of $8 million, representing its best estimate of the probable loss incurred to remediate these sites.

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

As of March 31, 2024 and December 31, 2023, PPL had a recorded liability of $98 million and $99 million, representing its best estimate of the remaining costs of RIE's environmental remediation activities. These undiscounted costs are expected to be incurred over approximately 30 years and generally to be subject to rate recovery. However, remediation costs for each site may be materially higher than estimated, depending on changing technologies and regulatory standards, selected end uses for each site, and actual environmental conditions encountered. RIE has recovered amounts from certain insurers and potentially responsible parties, and, where appropriate, may seek additional recovery from other insurers and from other potentially responsible parties, but it is uncertain whether, and to what extent, such efforts will be successful.

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

(All Registrants)

The table below details guarantees provided as of March 31, 2024. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The Registrants believe the probability of expected payment/performance under each of these guarantees is remote, except for the guarantees and indemnifications related to the sale of Safari Holdings, which PPL believes are reasonably possible but not probable of occurring. For reporting purposes, on a consolidated basis, the guarantees of PPL include the guarantees of its subsidiary Registrants.

	Exposure at March 31, 2024		Expiration Date
PPL
Indemnifications related to certain tax liabilities related to the sale of the U.K. utility business	£50	(a)	2028
PPL guarantee of Safari payment obligations under certain sale/leaseback financing transactions related to the sale of Safari Holdings	$121	(b)	2028
Indemnifications for losses suffered related to items not covered by Aspen Power's representation and warranty insurance associated with the sale of Safari Holdings	140	(c)	2028
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(d)

(a)PPL WPD Limited, a PPL indirect U.K. subsidiary, entered into a Tax Deed dated June 9, 2021, in which it agreed to a tax indemnity regarding certain potential tax liabilities of the entities sold with respect to periods prior to the completion of the sale, subject to customary exclusions and limitations. Because National Grid Holdings One plc, the buyer, agreed to purchase indemnity insurance, the amount of the cap on the indemnity for these liabilities is £1, except with respect to certain surrenders of tax losses, for which the amount of the cap on the indemnity is £50 million.
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
(c)Aspen Power has obtained representation and warranty insurance, therefore, PPL generally has no liability for its representations and warranties under the agreement except for losses suffered related to items not covered. Pursuant to the agreement, expiration of these indemnifications range from 18 months to 6 years from the date of the closing of the transaction, and PPL’s aggregate liability for these claims will not exceed $140 million, pursuant to the agreement, subject to certain adjustments plus the support obligations provided by PPL under sale-leaseback financings.
(d)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement, and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. PPL's proportionate share of OVEC's outstanding debt was $86 million at March 31, 2024, consisting of LG&E's share of $60 million and KU's share of $26 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 13 in PPL's, LG&E's and KU's 2023 Form 10-K for additional information on the OVEC power purchase contract.

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

PPL, on behalf of itself and certain of its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage. The coverage provides maximum aggregate coverage of $231 million. This insurance may be applicable to obligations under certain of these contractual arrangements.

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

	Three Months
	2024	2023
PPL Electric from PPL Services	$56	$59
LG&E from LKS	29	32
LG&E from PPL Services	11	8
KU from LKS	38	41
KU from PPL Services	11	9

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

Intercompany Borrowings

(PPL Electric)

CEP Reserves maintains a $800 million revolving line of credit with a PPL Electric subsidiary. At March 31, 2024, CEP Reserves had $554 million of borrowings outstanding. At December 31, 2023, CEP Reserves had no borrowings outstanding. The interest rates on borrowings are equal to an adjusted one-month SOFR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the applicable Income Statements.

(LG&E and KU)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to the difference between LG&E's FERC borrowing limit and LG&E's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At March 31, 2024, LG&E's money pool unused capacity was $722 million. At March 31, 2024 and December 31, 2023, LG&E had insignificant borrowings outstanding from KU and/or LKE. These balances would be reflected in "Notes payable to affiliates" on the LG&E Balance Sheets.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to the difference between KU's FERC borrowing limit and KU's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At March 31, 2024, KU's money pool unused capacity was $568 million. At March 31, 2024, KU had borrowings outstanding from LG&E and/or LKE of $37 million. These balances are reflected in "Notes payable to affiliates" on the KU Balance Sheets. At December 31, 2023, KU had no borrowings outstanding from LG&E and/or LKE.

12. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended March 31, were:

	Three Months
	2024	2023
Defined benefit plans - non-service credits (Note 9)	$8	$17
Interest income	9	9
AFUDC - equity component	9	6
Charitable contributions	(2)	(1)
Miscellaneous	(2)	(1)
Other Income (Expense) - net	$22	$30

(PPL Electric)

The details of "Other Income (Expense) - net" for the periods ended March 31, were:

	Three Months
	2024	2023
Defined benefit plans - non-service credits (Note 9)	$4	$5
Interest income	1	4
AFUDC - equity component	5	4
Charitable contributions	(1)	(1)
Other Income (Expense) - net	$9	$12

13. Fair Value Measurements

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option pricing models) and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. See Note 1 in each Registrant's 2023 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	March 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$276	$276	$—	$—	$331	$331	$—	$—
Restricted cash and cash equivalents (a)	45	45	—	—	51	51	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	321	321	—	—	382	382	—	—
Special use funds (a):
Money market fund	2	2	—	—	1	1	—	—
Commingled debt fund measured at NAV (c)	7	—	—	—	9	—	—	—
Commingled equity fund measured at NAV (c)	7	—	—	—	8	—	—	—
Total special use funds	16	2	—	—	18	1	—	—
Price risk management assets (d):
Gas contracts	1	—	1	—	1	—	1	—
Total assets	$338	$323	$1	$—	$401	$383	$1	$—

Liabilities
Price risk management liabilities (d):
Interest rate swaps	$5	$—	$5	$—	$7	$—	$7	$—
Gas contracts	34	—	33	1	60	—	41	19
Total price risk management liabilities	$39	$—	$38	$1	$67	$—	$48	$19

PPL Electric
Assets
Cash and cash equivalents	$21	$21	$—	$—	$51	$51	$—	$—
Total assets	$21	$21	$—	$—	$51	$51	$—	$—

LG&E
Assets
Cash and cash equivalents	$8	$8	$—	$—	$18	$18	$—	$—
Restricted cash and cash equivalents (a)	22	22	—	—	26	26	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	30	30	—	—	44	44	—	—
Total assets	$30	$30	$—	$—	$44	$44	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$5	$—	$5	$—	$7	$—	$7	$—
Total price risk management liabilities	$5	$—	$5	$—	$7	$—	$7	$—

KU
Assets
Cash and cash equivalents	$12	$12	$—	$—	$14	$14	$—	$—
Restricted cash and cash equivalents (a)	22	22	—	—	24	24	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	34	34	—	—	38	38	—	—
Total assets	$34	$34	$—	$—	$38	$38	$—	$—

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

A reconciliation of net liabilities classified as Level 3 for the three months ended March 31 is as follows:

Gas Contracts
2024
Balance at beginning of period	$19
Settlements	(18)
Balance at end of period	$1

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

	March 31, 2024		December 31, 2023
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$15,754	$15,016	$14,612	$14,031
PPL Electric	5,211	5,023	4,567	4,475
LG&E	2,469	2,344	2,469	2,369
KU	3,064	2,832	3,064	2,861

(a)Amounts are net of debt issuance costs.

The carrying amounts of other current financial instruments (except for long-term debt due within one year) approximate their fair values because of their short-term nature.

14. Derivative Instruments and Hedging Activities

(All Registrants)

Risk Management Objectives

PPL has a risk management policy approved by the Board of Directors to manage market risk associated with commodities, interest rates on debt issuances (including price, liquidity and volumetric risk) and credit risk (including non-performance risk and payment default risk). The Risk Management Committee, comprised of senior management and chaired by the Vice President-Financial Strategy and Chief Risk Officer, oversees the risk management function. Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions, verification of risk and transaction limits, value-at-risk analyses (VaR, a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level) and the coordination and reporting of the Enterprise Risk Management program.

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

PPL and its subsidiaries have credit policies in place to manage credit risk, including the use of an established credit approval process, daily monitoring of counterparty positions and the use of master netting agreements or provisions. These agreements generally include credit mitigation provisions, such as margin, prepayment or collateral requirements. PPL and its subsidiaries may request additional credit assurance, in certain circumstances, if a counterparty's credit ratings fall below investment grade, their tangible net worth falls below specified percentages or its exposures exceed an established credit limit.

Master Netting Arrangements (PPL, LG&E and KU)

Net derivative positions on the balance sheets are not offset against the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

PPL, LG&E and KU had no obligation to return or post cash collateral under master netting arrangements at March 31, 2024 and December 31, 2023.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL had no such contracts at March 31, 2024.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three months ended March 31, 2024 and 2023, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At March 31, 2024, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at March 31, 2024 and December 31, 2023. At March 31, 2024, LG&E held contracts with a notional amount of $64 million that mature in 2033.

Commodity Price Risk (PPL)

Economic Activity

RIE enters into derivative contracts that economically hedge natural gas purchases. Realized gains and losses from the derivatives are recoverable through regulated rates, therefore subsequent changes in fair value are included in regulatory assets or liabilities until they are realized as purchased gas. Realized gains and losses are recognized in "Energy Purchases" on the Statements of Income upon settlement of the contracts. At March 31, 2024, RIE held contracts with notional volumes of 41 Bcf that range in maturity from 2024 through 2029.
Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts include certain full requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps and certain RIE commodity gas contracts that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at March 31, 2024 and December 31, 2023.

See Note 1 in each Registrant's 2023 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	March 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities:
Interest rate swaps (a)	$—	$1	$—	$1
Gas contracts (a)	1	30	1	51
Total current	1	31	1	52
Noncurrent:
Price Risk Management Assets/Liabilities:
Interest rate swaps (a)	—	4	—	6
Gas contracts (a)	—	4	—	9
Total noncurrent	—	8	—	15
Total derivatives	$1	$39	$1	$67

(a)Current portion is included in "Other current assets" and "Other current liabilities" and noncurrent portion is included in "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets. Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended March 31, 2024.

	Three Months		Three Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$—	Interest expense	$(1)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months
Gas contracts	Energy purchases	$(16)
	Total	$(16)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$2
Gas contracts	Regulatory assets - current	22
	Regulatory assets - noncurrent	4
	Total	$28

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended March 31, 2023.

	Three Months		Three Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$—	Interest expense	$(1)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months
Interest rate swaps	Interest expense	$—
Gas contracts	Energy purchases	(2)
	Other income (expense) - net	1
	Total	$(1)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$(1)
Gas contracts	Regulatory assets - current	28
	Regulatory assets - noncurrent	(7)
	Total	$20

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended March 31, 2024.

Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
Three Months
Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$179
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(1)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended March 31, 2023.

Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
Three Months
Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$164
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(1)

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	March 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities:
Interest rate swaps	$—	$1	$—	$1
Total current	—	1	—	1
Noncurrent:
Price Risk Management Assets/Liabilities:
Interest rate swaps	—	4	—	6
Total noncurrent	—	4	—	6
Total derivatives	$—	$5	$—	$7

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended March 31, 2024.

Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months
Interest rate swaps	Interest expense	$—
Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$2

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended March 31, 2023.

Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months
Interest rate swaps	Interest expense	$—
Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$(1)
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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
March 31, 2024
Derivatives
PPL	$1	$—	$—	$1	$39	$—	$—	$39
LG&E	—	—	—	—	5	—	—	5

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2023
Derivatives
PPL	$1	$—	$—	$1	$67	$—	$—	$67
LG&E	—	—	—	—	7	—	—	7

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

Additionally, certain derivative contracts contain credit risk-related contingent features that require adequate assurance of performance be provided if the other party has reasonable concerns regarding the performance of PPL's, LG&E's and KU's obligations under the contracts. A counterparty demanding adequate assurance could require a transfer of additional collateral or other security, including letters of credit, cash and guarantees from a creditworthy entity. This would typically involve negotiations among the parties. However, such amounts would represent assumed immediate payment or immediate and ongoing full collateralization for derivative instruments in net liability positions with "adequate assurance" features.

(PPL)

At March 31, 2024, derivative contracts in a net liability position that contain credit risk-related contingent features was $28 million. At March 31, 2024, the aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade was $29 million.

15. Asset Retirement Obligations

(PPL, LG&E and KU)

PPL's, LG&E's and KU's ARO liabilities are primarily related to CCR closure costs. See Note 10 for information on the CCR rule. LG&E and RIE also have AROs related to natural gas mains and wells. LG&E's and KU's transmission and distribution lines largely operate under perpetual property easement agreements, which do not generally require restoration upon removal of the property. Therefore, no material AROs are recorded for transmission and distribution assets. For LG&E, KU and RIE, all ARO accretion and depreciation expenses are reclassified as a regulatory asset or regulatory liability. ARO regulatory assets associated with certain CCR projects are amortized to expense in accordance with regulatory approvals. For other AROs, deferred accretion and depreciation expense is recovered through cost of removal.

The changes in the carrying amounts of AROs were as follows.

	PPL	LG&E	KU
Balance at December 31, 2023	$158	$85	$66
Accretion	2	1	1
Obligations settled	(5)	(2)	(3)
Other	1	—	—
Balance at March 31, 2024	$156	$84	$64

16. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended March 31 were as follows.

	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
		Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
December 31, 2023	$6	$3	$(4)	$(168)	$(163)
Amounts arising during the period	—	1	—	—	1
Reclassifications from AOCI	1	—	—	—	1
Net OCI during the period	1	1	—	—	2
March 31, 2024	$7	$4	$(4)	$(168)	$(161)

December 31, 2022	$3	$2	$(5)	$(124)	$(124)
Amounts arising during the period	—	1	—	—	1
Reclassifications from AOCI	1	—	—	(1)	—
Net OCI during the period	1	1	—	(1)	1
March 31, 2023	$4	$3	$(5)	$(125)	$(123)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the periods ended March 31.

	Three Months		Affected Line Item on the
Details about AOCI	2024	2023	Statements of Income
Qualifying derivatives
Interest rate swaps	$(1)	$(1)	Interest Expense
Total Pre-tax	(1)	(1)
Income Taxes	—	—
Total After-tax	(1)	(1)

Defined benefit plans
Net actuarial loss (a)	—	1
Total Pre-tax	—	1
Income Taxes	—	—
Total After-tax	—	1

Total reclassifications during the period	$(1)	$—

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

The following should be read in conjunction with the Registrants' Condensed Consolidated Financial Statements and the accompanying Notes and with the Registrants' 2023 Form 10-K. Capitalized terms and abbreviations are defined in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•"Overview" provides a description of each Registrant's business strategy and a discussion of important financial and operational developments.

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2024 with the same period in 2023. The PPL "Results of Operations" also includes "Segment Earnings," which provides a detailed analysis of earnings by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

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

Segment Information (PPL)

PPL is organized into three reportable segments as depicted in the chart above: Kentucky Regulated, which primarily represents the results of LG&E and KU, Pennsylvania Regulated, which primarily represents the results of PPL Electric, and Rhode Island Regulated, which primarily represents the results of RIE. "Corporate and Other" primarily includes corporate level financing costs, certain unallocated costs, and certain non-recoverable costs incurred in conjunction with the acquisition of Narragansett Electric.

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

Financial and Operational Developments

Transfer of Certain Credits under the Inflation Reduction Act (PPL)

On April 25, 2024, the IRS released the final Internal Revenue Code Section 6418 regulations related to the transfer of certain credits under the Inflation Reduction Act. The regulations were published in the Federal Register on April 30, 2024, and will be effective on July 1, 2024. PPL is currently reviewing the final regulations to determine what impact the guidance may have on their financial statements.

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

As a result of environmental requirements and aging infrastructure, LG&E has sought and obtained approval to retire two older coal-fired units at the Mill Creek Plant. Mill Creek Unit 1, with 300 MW of capacity, is expected to be retired in 2024. Mill Creek Unit 2, with 297 MW of capacity, is expected to be retired in 2027, subject to certain conditions. See Note 6 to the Financial Statements for additional information.

FERC Transmission Rate Filing

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going waivers and credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the D.C. Circuit Court of Appeals regarding the FERC's orders on the elimination of the mitigation and required transition mechanism. In August 2022, the D.C. Circuit Court of Appeals issued an order remanding the proceedings back to the FERC. On May 18, 2023, the FERC issued an order on remand reversing its 2019 decision and requiring LG&E and KU to refund credits previously withheld, including under such transition mechanism. LG&E and KU filed a petition for review of the FERC's May 18, 2023 order with the D.C. Circuit Court of Appeals and provided refunds in accordance with the FERC order on December 1, 2023. The FERC issued an order on LG&E and KU's compliance filing on November 16, 2023, and LG&E and KU filed a petition for review of this November 16, 2023 order on February 14, 2024. The proceedings at the D.C. Circuit Court of Appeals were held on abeyance to allow the FERC time to substantively address LG&E and KU's request for rehearing of the November 16 order. FERC issued the substantive order on rehearing on March 21, 2024. LG&E and KU filed an unopposed motion to lift the abeyance on April 24, 2024 and anticipate a resumption of activities with the D.C. Circuit Court of Appeal in May of 2024. LG&E and KU cannot predict the ultimate outcome of the proceedings or any other post decision process but do not expect the annual impact to have a material effect on their operations or financial condition. LG&E and KU currently receive recovery of certain waivers and credits primarily through base rates increases, provided, however, that increases associated with the FERC's May 18, 2023 order are expected to be subject to future rate proceedings.

(PPL)

FY 2025 Gas ISR Plan

On December 22, 2023, RIE filed its FY 2025 Gas ISR Plan with the RIPUC with a budget that includes $185 million of capital investment spend, plus up to an additional $11 million of contingency plan spend in light of the Pipeline and Hazardous Materials Safety Administration’s potential enactment of regulations during FY 2025 that, if enacted, would significantly alter RIE's leak detection and repair obligations under such regulations. RIE also filed its proposed gas ISR plan budgetary and reconciliation framework, addressing issues raised in connection with its FY 2024 submission, with its FY 2025 ISR Plan. The RIPUC held hearings in March 2024, and on March 26, 2024, approved the plan, including the proposed budgetary and reconciliation framework, with a total approved FY 2025 Gas ISR Plan of $180 million of which $168 million is for capital investment spend and $12 million spend for paving costs as operations and maintenance (O&M), plus the potential additional $11 million available if the above-mentioned regulations are implemented by the Pipeline and Hazardous Materials Safety Administration. On March 28, 2024, the RIPUC approved RIE's compliance filing for rates effective April 1, 2024.

FY 2025 Electric ISR Plan

On December 21, 2023, RIE filed its FY 2025 Electric ISR Plan with the RIPUC with a budget that includes $141 million of capital investment spend, $13 million of vegetation O&M spend and $1 million of Other O&M spend. RIE also filed its proposed electric ISR plan budgetary and reconciliation framework, addressing issues raised in connection with its FY 2024 submission, with its FY 2025 ISR Plan. The RIPUC held hearings in March 2024, and on March 26, 2024, approved the plan, including the proposed budgetary and reconciliation framework, with modifications to the proposed capital investment spend, resulting in a total approved FY 2025 Electric ISR Plan of $132 million for capital investment spend, $13 million for vegetation management O&M spend, and $1 million for Other O&M spend. On March 28, 2024, the RIPUC approved RIE's compliance filing for rates effective April 1, 2024.

Advanced Metering Functionality (AMF)

In 2021, RIE filed its Updated AMF Business Case and Grid Modernization Plan (GMP) with the RIPUC in accordance with the ASA approved by the RIPUC in August 2018, and which, among other things, sought approval to deploy smart meters throughout the service territory. After PPL completed the acquisition of RIE, RIE filed a new AMF Business Case with the RIPUC in 2022, consisting of a detailed proposal for full-scale deployment of AMF across its electric service territory.

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

Rate Case Proceedings (KU)
On April 30, 2024, KU filed a request with the VSCC for an annual increase in Virginia base electricity rates of approximately $9 million. KU's request is based on an authorized 10.5 % return on equity. Subject to regulatory review and approval, new rates would become effective February 1, 2025.

DSIC Petition (PPL and PPL Electric)

On April 26, 2024, PPL Electric filed a Petition with the PAPUC requesting that the PAPUC waive PPL Electric’s DSIC cap of 5% of billed revenues and increase the maximum allowable DSIC to 9% for bills rendered on or after January 1, 2025. PPL Electric requested PAPUC approval no later than the PAPUC’s public meeting on December 5, 2024. PPL Electric cannot predict the outcome of this matter.

Labor Union Agreements

(PPL)

Labor agreement negotiations with the Rhode Island UWUA commenced in March 2024. In April 2024, a tentative agreement was reached. A vote on the agreement has been scheduled and is currently expected to take place prior to the expiration of the contracts in May 2024. The current contracts cover over 530 employees. RIE cannot predict the outcome of this matter.

(PPL and KU)

In August 2023, KU and the IBEW local failed to reach agreement on an annual wage reopener under their existing labor agreement, which expires on August 1, 2024. The agreement covers approximately 60 employees. The parties are currently operating under the terms of a general wage increase unilaterally implemented by KU. The IBEW local has filed certain unfair labor practice claims with the U.S. Department of Labor and approved a strike authorization vote. KU expects to begin negotiating their new contract during July 2024, ahead of the August expiration.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2024 with the same period in 2023. The "Segment Earnings" discussion provides a review of results by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

(PPL Electric, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2024 with the same period in 2023.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis and Segment Earnings

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results:

	Three Months
	2024	2023	$ Change
Operating Revenues	$2,304	$2,415	$(111)

Operating Expenses
Operation
Fuel	209	201	8
Energy purchases	520	734	(214)
Other operation and maintenance	626	559	67
Depreciation	316	313	3
Taxes, other than income	88	110	(22)
Total Operating Expenses	1,759	1,917	(158)
Operating Income	545	498	47
Other Income (Expense) - net	22	30	(8)
Interest Expense	179	164	15
Income Before Income Taxes	388	364	24
Income Taxes	81	79	2
Net Income	$307	$285	$22

Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
PPL Electric distribution price (a)	$3
PPL Electric distribution volume (b)	11
PPL Electric PLR (c)	(156)
PPL Electric transmission formula rate (d)	18
LG&E volumes (b)	12
LG&E fuel and other energy purchases (e)	(9)
KU volumes (b)	20
KU fuel and other energy purchases (f)	4
RIE energy purchases and other recoveries (g)	(36)
RIE capital investments	13
Other	9
Total	$(111)

(a)The increase was primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)The increases were primarily due to weather, along with other higher usage in 2024 at PPL Electric.

(c)The decrease was primarily the result of fewer PLR customers, and lower energy prices, partially offset by higher customer volumes due to weather and other higher usage.
(d)The increase was primarily due to returns on additional transmission capital investments and delayed implementation of moving to a calendar year rate in 2023, partially offset by the prior year point to point border rate settlement variance.
(e)The decrease was primarily due to lower recoveries of energy purchases, partially offset by higher recoveries of fuel expense.
(f)The increase was primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs and volumes.
(g)The decrease was primarily due to lower recoveries of energy purchases and gross earnings tax, partially offset by higher recoveries of gas maintenance expenses.

Energy Purchases

Energy purchases decreased $214 million for the three months ended March 31, 2024 compared with 2023, primarily due to lower PLR prices of $108 million and lower PLR volumes of $33 million at PPL Electric, a decrease in commodity costs of $21 million at LG&E and a decrease in commodity costs of $57 million at RIE, partially offset by an increase in volumes of $7 million due to weather at LG&E.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

Three Months
PPL Electric bad debts	$18
PPL Electric operations costs	(10)
RIE gas maintenance expense	45
RIE energy efficiency program expense	11
RIE pension expense	(10)
Transition costs associated with RIE	27
Other	(14)
Total	$67

Taxes, Other Than Income

The increase (decrease) in taxes, other than income was due to:

Three Months
State gross earnings and gross receipts tax (a)	$(30)
Property tax expense	8
Total	$(22)

(a)The decrease was primarily related to the RIE Gross Earnings Tax Holiday Credit.

Interest Expense

The increase (decrease) in interest expense was due to:

Three Months
Long-term debt (a)	$16
Other	(1)
Total	$15

(a)    The increase was primarily due to increased borrowings. See Note 7 to the Financial Statements for additional information.

Segment Earnings

PPL's Net Income (Loss) by reportable segment for the periods ended March 31 was as follows:

	Three Months
	2024	2023	$ Change
Kentucky Regulated	$190	$166	$24
Pennsylvania Regulated	149	138	11
Rhode Island Regulated	64	54	10
Corporate and Other (a)	(96)	(73)	(23)
Net Income (Loss)	$307	$285	$22

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
• Other charges or credits that are, in management's view, non-recurring or otherwise not reflective of the company's ongoing operations.

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended March 31 were as follows:

	Three Months
	2024	2023	$ Change
Kentucky Regulated	$191	$167	$24
Pennsylvania Regulated	161	137	24
Rhode Island Regulated	78	71	7
Corporate and Other	(28)	(23)	(5)
Earnings from Ongoing Operations	$402	$352	$50

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LG&E's and KU's regulated electricity generation, transmission and distribution operations, as well as LG&E's regulated distribution and sale of natural gas.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results.

	Three Months
	2024	2023	$ Change
Operating Revenues	$984	$960	$24
Fuel	209	201	8
Energy purchases	77	90	(13)
Other operation and maintenance	202	209	(7)
Depreciation	176	173	3
Taxes, other than income	25	23	2
Total operating expenses	689	696	(7)
Other Income (Expense) - net	3	3	—
Interest Expense	60	58	2
Income Taxes	48	43	5
Net Income	190	166	24
Less: Special Items	(1)	(1)	—
Earnings from Ongoing Operations	$191	$167	$24

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended March 31.

	Income Statement Line Item	Three Months
		2024	2023
Strategic corporate initiatives, net of tax of $0, $0 (a)	Other operation and maintenance	$(1)	$(1)
Total Special Items		$(1)	$(1)

(a)Costs incurred related to PPL's corporate centralization efforts.

The changes in the components of the Kentucky Regulated segment's results between the three month periods are due to the factors set forth below, which exclude the items that management considers special.

Three Months
Operating Revenues	$24
Fuel	(8)
Energy purchases	13
Other operation and maintenance	7
Depreciation	(3)
Taxes, other than income	(2)
Other Income (Expense) - net	—
Interest Expense	(2)
Income Taxes	(5)
Earnings from Ongoing Operations	24
Special Items, after-tax	—
Net Income	$24

•Higher operating revenues primarily due to an increase in sales volumes related to weather.

•Higher fuel expense primarily due to a $13 million increase in generation volumes primarily due to weather, partially offset by a $5 million decrease in commodity costs.

•Lower energy purchases primarily due to a $21 million decrease in commodity costs, partially offset by an $8 million increase in volumes primarily due to weather.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results.

	Three Months
	2024	2023	$ Change
Operating Revenues	$770	$891	$(121)
Energy purchases	214	358	(144)
Other operation and maintenance	181	162	19
Depreciation	99	99	—
Taxes, other than income	36	44	(8)
Total operating expenses	530	663	(133)
Other Income (Expense) - net	9	12	(3)
Interest Income from Affiliate	10	—	10
Interest Expense	62	57	5
Income Taxes	48	45	3
Net Income	149	138	11
Less: Special Items	(12)	1	(13)
Earnings from Ongoing Operations	$161	$137	$24

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended March 31.

	Income Statement Line Item	Three Months
		2024	2023
PA tax rate change (a)	Income Taxes	$—	$1
PPL Electric billing issue, net of tax of $4 (b)	Other operation and maintenance	(11)	—
Strategic corporate initiatives, net of tax of $0 (c)	Other operation and maintenance	(1)	—
Total Special Items		$(12)	$1

(a)Impact of Pennsylvania state tax reform. See Note 5 to the Financial Statements for additional information.
(b)Certain expenses related to billing issues. See Note 6 to the Financial Statements for additional information.
(c)Costs incurred related to PPL's corporate centralization and other strategic efforts.

The changes in the components of the Pennsylvania Regulated segment's results between the three month periods are due to the factors set forth below, which exclude the items that management considers special.

Three Months
Operating Revenues	$(121)
Energy purchases	144
Other operation and maintenance	(3)
Depreciation	—
Taxes, other than income	8
Other Income (Expense) - net	(3)
Interest income from affiliate	10
Interest Expense	(5)
Income Taxes	(6)
Earnings from Ongoing Operations	24
Special Items, after-tax	(13)
Net Income	$11

•Lower operating revenues primarily due to $156 million of lower PLR, partially offset by an $18 million increase in transmission formula rate returns and an $11 million increase in distribution volumes primarily due to weather and higher 2024 usage.

•Lower energy purchases primarily due to $108 million of lower PLR prices and $33 million of lower PLR volumes.

•Higher operation and maintenance expense primarily due to an $8 million increase in storm costs and a $5 million increase in vegetation management costs, partially offset by a $10 million decrease in operations costs.

•Lower taxes, other than income primarily due to lower gross receipts tax.

•Higher interest income from affiliate primarily due to interest income on a short-term note receivable with an affiliated company.

Rhode Island Regulated Segment

The Rhode Island Regulated segment consists primarily of the regulated electricity transmission and distribution operations and regulated distribution and sale of natural gas conducted by RIE.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results.

	Three Months
	2024	2023	$ Change
Operating Revenues	$549	$565	$(16)
Energy purchases	229	286	(57)
Other operation and maintenance	156	120	36
Depreciation	41	39	2
Taxes, other than income	27	43	(16)
Total operating expenses	453	488	(35)
Other Income (Expense) - net	7	10	(3)
Interest Expense	24	19	5
Income Taxes	15	14	1
Net Income	64	54	10
Less: Special Items	(14)	(17)	3
Earnings from Ongoing Operations	$78	$71	$7

The following after-tax gains (losses), which management considers special items, impacted the Rhode Island Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended March 31.

	Income Statement Line Item	Three Months
		2024	2023
Acquisition integration, net of tax of $4, $5 (a)	Other operation and maintenance	$(14)	$(17)
Total Special Items		$(14)	$(17)

(a)Primarily includes certain TSA costs for IT systems that will not be part of PPL's ongoing operations.

The changes in the components of the Rhode Island Regulated segment's results between the three month periods are due to the factors set forth below, which exclude the items that management considers special.

Three Months
Operating Revenues	$(16)
Energy purchases	57
Other operation and maintenance	(40)
Depreciation	(2)
Taxes, other than income	16
Other Income (Expense) - net	(3)
Interest Expense	(5)
Income Taxes	—
Earnings from Ongoing Operations	7
Special Items, after-tax	3
Net Income	$10

•Lower operating revenues primarily due to a $57 million decrease in recovery of energy purchases, a $22 million decrease in recovery of gross earnings tax and a $10 million decrease in recovery of pension expenses, partially offset by a $45 million increase in recovery of gas maintenance expenses, a $13 million increase related to capital investments, an $11 million increase in recovery of energy efficiency program expenses and a $7 million increase related to transmission formula rates.

•Lower energy purchases primarily due to a decrease in commodity costs.

•Higher operation and maintenance expense primarily due to a $45 million increase in gas maintenance expenses and an $11 million increase in energy efficiency program expenses, partially offset by a $10 million decrease in pension expenses.

•Higher interest expense primarily due to increased short-term borrowings.

•Lower taxes, other than income primarily due to a $22 million decrease in gross earnings tax, partially offset by a $6 million increase in property tax.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended March 31.

	2024 Three Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$190	$149	$64	$(96)	$307
Less: Special Items (expense) benefit:
Strategic corporate initiatives, net of tax of $0, $0, $1 (a)	(1)	(1)	—	(2)	(4)
Acquisition integration, net of tax of $4, $17 (b)	—	—	(14)	(66)	(80)
PPL Electric billing issue, net of tax of $4 (c)	—	(11)	—	—	(11)
Total Special Items	(1)	(12)	(14)	(68)	(95)
Earnings from Ongoing Operations	$191	$161	$78	$(28)	$402

(a)Represents costs primarily related to PPL's centralization efforts and other strategic efforts.
(b)Rhode Island Regulated primarily includes certain TSA costs for IT systems that will not be part of PPL's ongoing operations. Corporate and Other primarily includes integration and related costs associated with the acquisition of RIE. See Note 8 to the Financial Statements for additional information.
(c)Certain expenses related to billing issues. See Note 6 to the Financial Statements for additional information.

	2023 Three Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$166	$138	$54	$(73)	$285
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of $0 (a)	—	—	—	(1)	(1)
Strategic corporate initiatives, net of tax of $0, $0 (b)	(1)	—	—	(1)	(2)
Acquisition integration, net of tax of $5, $12 (c)	—	—	(17)	(44)	(61)
PA tax rate change (d)	—	1	—	—	1
Sale of Safari Holdings, net of tax of $0 (e)	—	—	—	(4)	(4)
Total Special Items	(1)	1	(17)	(50)	(67)
Earnings from Ongoing Operations	$167	$137	$71	$(23)	$352

(a)PPL incurred legal expenses related to litigation with its former affiliate, Talen Montana.
(b)Costs incurred primarily in connection with corporate centralization efforts.
(c)Rhode Island Regulated primarily includes certain TSA costs for IT systems that will not be part of PPL's ongoing operations. Corporate and Other primarily includes integration and related costs associated with the acquisition of RIE. See Note 8 to the Financial Statements for additional information.
(d)Impact of Pennsylvania state tax reform. See Note 5 to the Financial Statements for additional information.
(e)Final closing adjustments related to the sale of Safari Holdings.

PPL Electric: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2024	2023	$ Change
Operating Revenues	$770	$891	$(121)
Operating Expenses
Operation
Energy purchases	214	358	(144)
Other operation and maintenance	181	162	19
Depreciation	99	99	—
Taxes, other than income	36	44	(8)
Total Operating Expenses	530	663	(133)
Operating Income	240	228	12
Other Income (Expense) - net	9	12	(3)
Interest Income from Affiliate	10	—	10
Interest Expense	62	57	5
Income Before Income Taxes	197	183	14
Income Taxes	48	45	3
Net Income	$149	$138	$11

Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
Distribution price (a)	$3
Distribution volume (b)	11
PLR (c)	(156)
Transmission formula rate (d)	18
Other	3
Total	$(121)

(a)The increase was primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)The increase was primarily due to weather and other higher usage in 2024.
(c)The decrease was primarily the result of fewer PLR customers, and lower energy prices, partially offset by higher customer volumes due to weather and other higher usage.
(d)The increase was primarily due to returns on additional transmission capital investments and delayed implementation of moving to a calendar year rate in 2023, partially offset by the prior year point to point border rate settlement variance.

Energy Purchases

Energy purchases decreased $144 million for the three months ended March 31, 2024 compared with 2023, primarily due to lower PLR prices of $108 million and lower PLR volumes of $33 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

Three Months
Vegetation management expense	$5
Storm costs	8
Operations costs	(10)
Bad debts	18
Other	(2)
Total	$19

Taxes, other than income

Taxes, other than income decreased $8 million for the three months ended March 31, 2024 compared with 2023, primarily due to lower gross receipts tax.

Interest Income from Affiliate

Interest income from affiliate increased $10 million for the three months ended March 31, 2024 compared with 2023, primarily due to interest income on a short-term note receivable with an affiliated company.

LG&E: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2024	2023	$ Change
Operating Revenues
Retail and wholesale	$460	$461	$(1)
Electric revenue from affiliate	16	13	3
Total Operating Revenues	476	474	2
Operating Expenses
Operation
Fuel	86	79	7
Energy purchases	71	84	(13)
Energy purchases from affiliate	1	1	—
Other operation and maintenance	88	91	(3)
Depreciation	76	75	1
Taxes, other than income	13	12	1
Total Operating Expenses	335	342	(7)
Operating Income	141	132	9
Other Income (Expense) - net	2	2	—
Interest Expense	26	25	1
Income Before Income Taxes	117	109	8
Income Taxes	24	23	1
Net Income	$93	$86	$7

Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
Fuel and other energy purchases (a)	$(6)
Volumes (b)	12
Other	(4)
Total	$2

(a)The decrease was primarily due to lower recoveries of energy purchases, partially offset by higher recoveries of fuel expense.
(b)The increase was primarily due to weather.

Fuel

Fuel expense increased $7 million for the three months ended March 31, 2024 compared with 2023, primarily due to an increase in volumes due to weather.

Energy Purchases

Energy purchases decreased $13 million for the three months ended March 31, 2024 compared with 2023, primarily due to a $21 million decrease in commodity costs, partially offset by a $7 million increase in volumes due to weather.

KU: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2024	2023	$ Change
Operating Revenues
Retail and wholesale	$524	$498	$26
Electric revenue from affiliate	1	1	—
Total Operating Revenues	525	499	26
Operating Expenses
Operation
Fuel	123	122	1
Energy purchases	6	6	—
Energy purchases from affiliate	16	13	3
Other operation and maintenance	102	109	(7)
Depreciation	99	98	1
Taxes, other than income	12	10	2
Total Operating Expenses	358	358	—
Operating Income	167	141	26
Other Income (Expense) - net	2	2	—
Interest Expense	34	33	1
Income Before Income Taxes	135	110	25
Income Taxes	27	22	5
Net Income	$108	$88	$20

Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
Fuel and other energy purchases (a)	$4
Volumes (b)	20
Other	2
Total	$26

(a)The increase was primarily due to higher recoveries of fuel and energy purchases due to higher commodity costs and volumes.
(b)The increase was primarily due to weather.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

Three Months
Plant operations and maintenance	$(3)
Other	(4)
Total	$(7)

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information for each of the Registrants as applicable.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL	PPL Electric	LG&E	KU
March 31, 2024
Cash and cash equivalents	$276	$21	$8	$12
Short-term debt	291	—	28	45
Long-term debt due within one year	1	—	—	—
Notes payable to affiliates		—	—	37

December 31, 2023
Cash and cash equivalents	$331	$51	$18	$14
Short-term debt	992	509	—	93
Long-term debt due within one year	1	—	—	—
Notes payable to affiliates		—	—	—

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

	PPL	PPL Electric	LG&E	KU
2024
Operating activities	$282	$28	$166	$252
Investing activities	(591)	(780)	(120)	(148)
Financing activities	248	722	(60)	(108)
2023
Operating activities	$430	$39	$264	$214
Investing activities	(503)	(156)	(95)	(141)
Financing activities	177	148	(234)	(85)
Change - Cash Provided (Used)
Operating activities	$(148)	$(11)	$(98)	$38
Investing activities	(88)	(624)	(25)	(7)
Financing activities	71	574	174	(23)

Operating Activities

The components of the change in cash provided by (used in) operating activities for the three months ended March 31, 2024 compared with 2023 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Net income	$22	$11	$7	$20
Non-cash components	3	6	4	—
Working capital	(279)	(68)	(117)	(3)
Defined benefit plan funding	(2)	—	(1)	(1)
Other operating activities	108	40	9	22
Total	$(148)	$(11)	$(98)	$38

(PPL)

PPL's cash provided by operating activities in 2024 decreased $148 million compared with 2023.
•Net income increased $22 million between the periods and included an increase in non-cash charges of $3 million.

•The $279 million decrease in cash from changes in working capital was primarily due to a decrease in accounts payable and other current liabilities (primarily due to timing of payments) and an increase in unbilled revenues (primarily due to weather).

•The $108 million increase in cash provided by other operating activities was driven primarily by an increase in regulatory liabilities and a decrease in other assets (primarily related to a decrease in costs associated with work optimization and management projects).

(PPL Electric)

PPL Electric's cash provided by operating activities in 2024 decreased $11 million compared with 2023.
•Net income increased $11 million between the periods and included an increase in non-cash components of $6 million. The increase in non-cash components was primarily due to an increase in deferred income taxes and investment tax credits (primarily due to book versus tax plant timing differences).

•The $68 million decrease in cash from changes in working capital was primarily due to a decrease in accounts payable and other current liabilities and an increase in prepayments (primarily due to timing of payments), partially offset by a decrease in accounts receivable (primarily due to timing).

•The $40 million increase in cash provided by other operating activities was driven primarily by a decrease in other assets (primarily related to a decrease in costs associated with work optimization and management projects).

(LG&E)

LG&E's cash provided by operating activities in 2024 decreased $98 million compared with 2023.
•Net income increased $7 million between the periods and included an increase in non-cash components of $4 million.

•The $117 million decrease in cash from changes in working capital was primarily due to an increase in accounts receivable, unbilled revenues and fuel, materials and supplies (primarily due to weather), and an increase in net regulatory assets (primarily due to the timing of rate recovery mechanisms), partially offset by an increase in accounts payable (primarily due to timing of payments).

•The $9 million increase in cash provided by other operating activities was driven by an increase in other assets (primarily related to deferred storm costs recorded as noncurrent regulatory assets in the prior year).

(KU)

KU's cash provided by operating activities in 2024 increased $38 million compared with 2023.
•Net income increased $20 million between the periods. Non-cash components were consistent between periods.

•The $3 million decrease in cash from changes in working capital was primarily due to an increase in accounts receivable and unbilled revenues (primarily due to weather), an increase in net regulatory assets (primarily due to the timing of rate recovery mechanisms), partially offset by an increase in accounts payable to affiliates (primarily due to timing of payments) and a decrease in fuel, materials and supplies (primarily due to weather).

•The $22 million increase in cash provided by other operating activities was driven by an increase in other assets (primarily related to deferred storm costs recorded as noncurrent regulatory assets in the prior year).

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities for the three months ended March 31, 2024 compared with 2023 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Expenditures for PP&E	$(97)	$(74)	$(6)	$(7)
Notes receivable from affiliate	—	(554)	(19)	—
Other investing activities	9	4	—	—
Total	$(88)	$(624)	$(25)	$(7)

For PPL, the increase in expenditures for PP&E was due to an increase in project expenditures at PPL Electric, RIE, LG&E and KU. The increase in expenditures at PPL Electric was primarily due to an increase in distribution projects.

For PPL Electric, the change in "Notes receivable from affiliate" activity resulted from the funding of $554 million to an affiliate. See Note 11 to the Financial Statements for further discussion of intercompany borrowings.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the three months ended March 31, 2024 compared with 2023 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$(229)	$470	$(99)	$(99)
Dividends	(6)	(14)	(6)	(12)
Capital contributions/distributions, net	—	475	69	4
Change in short-term debt, net	284	(364)	207	53
Net increase (decrease) in notes payable with affiliate	—	—	—	28
Other financing activities	22	7	3	3
Total	$71	$574	$174	$(23)

See Note 7 to the Financial Statements in this Form 10-Q for information on 2024 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 8 to the Financial Statements in the Registrants' 2023 Form 10-K for information on 2023 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At March 31, 2024, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities (a)	$1,350	$—	$218	$1,132
PPL Electric Credit Facility	650	—	1	649
LG&E Credit Facilities	500	—	28	472
KU Credit Facilities	400	—	45	355
Total Credit Facilities (b)	$2,900	$—	$292	$2,608

(a)Includes a $1.25 billion syndicated credit facility with a $400 million borrowing sublimit for RIE and a $850 million sublimit for PPL Capital Funding. RIE’s borrowing sublimit is adjustable, at the borrowers’ option, from $0 to $600 million, with the remaining balance of the $1.25 billion available under the facility allocated to PPL Capital Funding. At March 31, 2024, PPL Capital Funding had $218 million commercial paper outstanding and RIE had no commercial paper outstanding. RIE's obligations under the facility are not guaranteed by PPL.
(b)The commitments under the credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 9%, PPL Electric - 7%, LG&E - 7% and KU - 7%.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LG&E and KU)

	Committed Capacity	Borrowed	Commercial Paper Issued	Unused Capacity
LG&E Money Pool (a)	$750	$—	$28	$722
KU Money Pool (a)	650	37	45	568

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

Commercial Paper (All Registrants)

The Registrants, and PPL Capital Funding and RIE, maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facility, with PPL Capital Funding and RIE’s issuances supported by PPL Capital Funding’s syndicated credit facility. The following commercial paper programs were in place at March 31, 2024:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding (a)	$1,350	$218	$1,132
Rhode Island Energy (a)	400	—	400
PPL Electric	650	—	650
LG&E	500	28	472
KU	400	45	355
Total PPL	$3,300	$291	$3,009

(a)Issuances under the PPL Capital Funding and RIE commercial paper programs are supported by the PPL Capital Funding syndicated credit facility, which has a total capacity of $1.25 billion, currently with a $400 million borrowing sublimit for RIE and a $850 million sublimit for PPL Capital Funding. PPL Capital Funding's Commercial paper program is also backed by a separate bilateral credit facility for $100 million.

Long-term Debt (All Registrants)

See Note 7 to the Financial Statements for information regarding the Registrants’ long-term debt activities.

Forecasted Uses of Cash (PPL)

Common Stock Dividends

In February 2024, PPL declared a quarterly common stock dividend, payable April 1, 2024, of 25.75 cents per share. Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

Since June 2023, the rating agencies have taken no ratings actions related to the Registrants and their subsidiaries.

Ratings Triggers

(PPL, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, and interest rate instruments, contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL for derivative contracts in a net liability position at March 31, 2024.

(All Registrants)

For additional information on the Registrants' liquidity and capital resources, see "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Registrants' 2023 Form 10-K.

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

The following interest rate hedges were outstanding at March 31, 2024.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL and LG&E
Economic hedges
Interest rate swaps (c)	$64	$(5)	$(1)	2033

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at March 31, 2024 is shown below.

10% Adverse Movement in Rates on Fair Value of Debt
PPL	$630
PPL Electric	271
LG&E	94
KU	135

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

Inflation and Supply Chain Related Risk

PPL and its subsidiaries continue to monitor the impact of inflation and supply chain disruptions. PPL and its subsidiaries monitor the cost of fuel, construction, regulatory and environmental compliance costs and other costs. Mechanisms are in place to mitigate the risk of inflationary effects and supply chain disruptions, to the extent possible, but increased costs and supply chain disruptions may directly or indirectly affect our ongoing operations. These mechanisms include pricing strategies, productivity improvements and cost reductions in order to ensure that the Registrants are able to procure the necessary materials and other resources needed to maintain services in a safe and reliable manner, and to grow infrastructure consistent with the capital expenditure plan. For additional information see "Forward-looking Information” at the beginning of this report and “Item 1A. Risk Factors" of the Registrants' 2023 Form 10-K.

Credit Risk

See Notes 13 and14 to the Financial Statements in this Form 10-Q and "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Risk Management - Credit Risk" in the Registrants' 2023 Form 10-K for additional information.

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

Acquisitions, Development and Divestitures (All Registrants)

The Registrants from time to time evaluate opportunities for potential acquisitions, divestitures and development projects. Development projects are reexamined based on market conditions and other factors to determine whether to proceed with, modify or terminate the projects. Any resulting transactions may impact future financial results. See Note 8 to the Financial Statements for additional information on acquisition, development, and divestiture activity.

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

See "Environmental Matters" in Item 1. "Business" in the Registrants' 2023 Form 10-K for information about environmental laws and regulations affecting the Registrants' business. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2023 Form 10-K for information on projected environmental capital expenditures for 2024 through 2026. See "Legal Matters" in Note 10 to the Financial Statements for a discussion of the more significant environmental claims. See Note 15 to the Financial Statements for information related to the impacts of CCRs on AROs.

The information below represents an update to “Item 1. Business – Environmental Matters” in the Registrants' 2023 Form 10-K.

Air

(PPL, LG&E and KU)

NAAQS

The Clean Air Act has a significant impact on the operation of fossil fuel generation plants. The Clean Air Act requires the EPA periodically to establish and review NAAQS for six pollutants: carbon monoxide, lead, nitrogen dioxide, ozone (contributed to by nitrogen oxide emissions), particulate matter and sulfur dioxide. In December 2020, the EPA released final actions keeping the existing NAAQS standard for particulate matter and ozone without change, but the EPA subsequently announced reconsideration of those decisions in June 2021. On March 6, 2024, the EPA finalized revisions to the particulate matter standard that lowers the primary standard for fine particulates. Based on the new standard, the EPA could potentially designate Jefferson County, Kentucky (Louisville) as being in nonattainment with the new particulate matter standard and require additional particulate matter reductions from sources including LG&E’s Mill Creek Station. The new particulate matter standard may also result in more stringent requirements for new generation located in nonattainment areas. PPL, LG&E, and KU are unable to predict future implementation actions or the outcome of future evaluations by the EPA and the states with respect to the NAAQS standards.

In March 2021, the EPA released final revisions to the Cross-State Air Pollution Rule (CSAPR), aimed at ensuring compliance with the 2008 ozone NAAQS and providing for reductions in ozone season nitrogen oxide emissions for 2021 and subsequent years. Additionally, the EPA reversed its previous approval of the Kentucky State Implementation Plan with respect to these requirements. In March 2023, the EPA Administrator released a final Federal Implementation Plan under the Good Neighbor provisions of the Clean Air Act providing for significant additional nitrogen oxide emission reductions for compliance with the revised 2015 ozone NAAQS. The reductions in Kentucky state-wide nitrogen oxide budgets were scheduled to commence in 2023, with the largest reductions planned for 2026, based on the installation time frame for certain selective catalytic reduction controls, subject to future specific allowance calculations. PPL, LG&E and KU are currently assessing the potential impact of the Good Neighbor Plan revisions on operations. The rules provide for reduced availability of NOx allowances that have historically permitted operational flexibility for fossil units and could potentially result in constraints that may require implementation of additional emission controls or accelerate implementation of lower emission generation technologies. In response to judicial orders that stayed the EPA’s denial of certain state implementation plans, the EPA in July 2023 issued an interim stay of implementation of Good Neighbor Plan requirements for emission sources in several states including Kentucky. Legal challenges to CSAPR and related determinations remain pending and the U.S. Supreme Court will hear arguments on numerous stay applications filed by states and industry groups over the Good Neighbor Plan. In January 2023, the EPA released a proposed revision to increase the stringency of the current NAAQS for particulate matter. The EPA is continuing review of its previous determinations made in December 2020 to retain the existing NAAQS for ozone without change.

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

Proposed Modification of Mercury and Air Toxics Standards

In 2012, the EPA issued the Mercury and Air Toxics Standards (MATS) rule requiring reductions in mercury and other hazardous air pollutants from fossil fuel-fired power plants. LG&E and KU installed significant controls to achieve compliance with MATS and other rules. On April 25, 2024, the EPA released a pre-publication version of a final rule increasing the stringency of MATS and further reducing emissions of certain hazardous air pollutants to reflect perceived developments in control technologies. PPL, LG&E, and KU are reviewing the final rule to determine its impact and do not expect significant operational changes or additional controls to be required.

Proposed Greenhouse Gas Standards

On April 25, 2024, the EPA released a pre-publication version of a final rule under Section 111 of the Clean Air Act which establishes performance standards and emissions limits aimed at reducing GHG emissions from certain new, existing, and modified fossil fuel-fired electric generating units (EGUs). The standards would require phased implementation of carbon mitigation technologies including state-of-the-art efficiency requirements, carbon capture and sequestration, and natural gas co-firing. New natural gas EGUs would be immediately subject to the stricter efficiency standard. PPL, LG&E, and KU are unable to predict the impact of new GHG reduction requirements until completion of a comprehensive review and resolution of related legal and regulatory proceedings. While the impact of new GHG reduction requirements on operations and financial results of operations could potentially be substantial, the cost of complying with such requirements is expected to be subject to rate recovery.

New Accounting Guidance (All Registrants)

There has been no new accounting guidance adopted in 2024. See Note 17 to the Financial Statements for discussion of significant accounting guidance pending adoption as of March 31, 2024.

Other Matters

On March 6, 2024, the SEC adopted final rules that require registrants to disclose certain climate-related information in registration statements and annual reports. The final rules require registrants to disclose, among other things, material climate-related risks, activities to mitigate such risks and information about oversight by the registrant’s board of directors and management’s role in managing material climate-related risks. The final rule also requires registrants to provide information related to any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition. A majority of the reporting requirements are applicable to the fiscal year beginning in 2025, with the addition of assurance reporting for greenhouse gas emissions starting in 2029 for large accelerated filers. Litigation challenging the new rule was filed by multiple parties in multiple jurisdictions, which have been consolidated and assigned to the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC announced that it is voluntarily staying the implementation of the climate disclosure regulations while the U.S. Court of Appeals considers the litigation. The Registrants are currently evaluating the impact of the final rules on their respective consolidated financial statements and related disclosures.

Application of Critical Accounting Policies (All Registrants)

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following table summarizes the accounting policies by Registrant that are particularly important to an understanding of the reported financial condition or results of operations and require management to make estimates or other judgments of matters that are inherently uncertain. See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2023 Form 10-K for a discussion of each critical accounting policy.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2024, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the first quarter of 2024 see:

•"Item 3. Legal Proceedings" in each Registrant's 2023 Form 10-K; and
•Notes 5, 6, 8 and 10 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the Registrants' 2023 Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, none of our directors or executive officers adopted, terminated or modified any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation
S-K.

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits has heretofore been filed with the Commission and pursuant to Rule 12(b)-23 are incorporated herein by reference. Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

4(a)	-	Supplemental Indenture No. 25, dated as of January 1, 2024, of PPL Electric Utilities Corporation to The Bank of New York Mellon, as Trustee (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 5, 2024)
4(b)	-	Sixth Supplemental Indenture, dated March 25, 2024, between The Narragansett Electric Company and The Bank of New York Mellon (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 25, 2024)
*10(a)	-	Commitment Extension Agreement and Amendment No. 2, dated as of February 29, 2024, to the Amended and Restated Revolving Credit Agreement dated as of December 6, 2021 among PPL Capital Funding, Inc., as Borrower, The Narragansett Electric Company, as Borrower, PPL Corporation, as Guarantor, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender.
*10(b)	-	Commitment Extension Agreement and Amendment No. 2, dated as of February 29, 2024, to the Amended and Restated Revolving Credit Agreement, dated as of December 6, 2021, among PPL Electric Utilities Corporation, as the Borrower, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender.
*10(c)	-	Commitment Extension Agreement and Amendment No. 2, dated as of February 29, 2024, to the Amended and Restated Revolving Credit Agreement dated as of December 6, 2021 among Louisville Gas and Electric Company, as Borrower, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender.
*10(d)	-	Commitment Extension Agreement and Amendment No. 2, dated as of February 29, 2024, to the Amended and Restated Revolving Credit Agreement dated as of December 6, 2021 among Kentucky Utilities Company, as Borrower, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender.

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2024, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2024, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	May 1, 2024	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	May 1, 2024	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting and Financial Officer)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	May 1, 2024	/s/ Christopher M. Garrett
Christopher M. Garrett Vice President-Finance and Accounting
(Principal Accounting and Financial Officer)