Form 10-Q
period 2024-06-30
PPL Corp; PPL ELECTRIC UTILITIES CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2024-08-02
CIK 922224, 317187, 55387, 60549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) Pennsylvania 645 Hamilton Street Allentown, PA 18101 (610) 774-5151 Former Address: Two North Ninth Street Allentown, PA 18101-1179	23-2758192

1-905
PPL Electric Utilities Corporation
(Exact name of Registrant as specified in its charter)
Pennsylvania
827 Hausman Road
Allentown, PA 18104-9392
(610) 774-5151
Former Address:
Two North Ninth Street
Allentown, PA 18101-1179
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

PPL Corporation    Common stock, $0.01 par value, 737,773,304 shares outstanding at July 30, 2024.
PPL Electric Utilities Corporation    Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Energy Holdings LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at July 30, 2024.
Louisville Gas and Electric Company    Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at July 30, 2024.
Kentucky Utilities Company    Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at July 30, 2024.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, other information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

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
•the availability of electricity and natural gas, and any consequences of a perceived or actual inability to serve demand reliably;
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
•establishment of new tariffs on imported goods;
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

THIS PAGE INTENTIONALLY LEFT BLANK.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues	$1,881	$1,823	$4,185	$4,238

Operating Expenses
Operation
Fuel	181	167	390	368
Energy purchases	275	340	795	1,074
Other operation and maintenance	623	609	1,249	1,168
Depreciation	319	313	635	626
Taxes, other than income	93	89	181	199
Total Operating Expenses	1,491	1,518	3,250	3,435

Operating Income	390	305	935	803

Other Income (Expense) - net (Note 12)	32	5	54	35

Interest Expense	182	165	361	329

Income Before Income Taxes	240	145	628	509

Income Taxes	50	33	131	112

Net Income	$190	$112	$497	$397

Earnings Per Share of Common Stock:
Basic and Diluted
Net Income Available to PPL Common Shareowners	$0.26	$0.15	$0.67	$0.54

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	737,748	737,075	737,630	736,953
Diluted	739,563	738,177	739,191	737,938
 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$190	$112	$497	$397

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Equity investees' other comprehensive income (loss), net of tax of $0, $0, $0, $0	—	—	1	1
Defined benefit plans:
Net actuarial gain (loss), net of tax of ($1), $5, ($1), $5	2	(15)	2	(15)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of ($1), ($1), ($1), ($1)	—	—	1	1
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	—	1	—	1
Net actuarial (gain) loss, net of tax of $1, $1, $1, $1	(1)	—	(1)	(1)
Total other comprehensive income (loss)	1	(14)	3	(13)

Comprehensive income	$191	$98	$500	$384

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$497	$397
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	635	626
Amortization	47	39
Defined benefit plans - income	(35)	(36)
Deferred income taxes and investment tax credits	114	107
Other	10	25
Change in current assets and current liabilities
Accounts receivable	162	(1)
Accounts payable	(167)	(209)
Unbilled revenues	74	233
Fuel, materials and supplies	4	(30)
Prepayments	(107)	(90)
Taxes payable	(21)	(31)
Regulatory assets and liabilities, net	(74)	(57)
Accrued interest	21	44
Other	(57)	(50)
Other operating activities
Defined benefit plans - funding	(7)	(7)
Other assets	(60)	(97)
Other liabilities	12	(21)
Net cash provided by operating activities	1,048	842
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,266)	(1,090)
Other investing activities	5	(6)
Net cash used in investing activities	(1,261)	(1,096)
Cash Flows from Financing Activities
Issuance of long-term debt	1,148	3,127
Retirement of long-term debt	—	(1,763)
Payment of common stock dividends	(367)	(348)
Net decrease in short-term debt	(603)	(742)
Other financing activities	(23)	(50)
Net cash provided by financing activities	155	224
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(58)	(30)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	382	357
Cash, Cash Equivalents and Restricted Cash at End of Period	$324	$327
Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$288	$231
The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2024	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$282	$331
Accounts receivable (less reserve: 2024, $133; 2023, $123)
Customer	933	950
Other	109	271
Unbilled revenues (less reserve: 2024, $3; 2023, $4)	357	428
Fuel, materials and supplies	502	505
Prepayments	211	103
Regulatory assets	335	293
Other current assets	69	51
Total Current Assets	2,798	2,932

Property, Plant and Equipment
Regulated utility plant	39,656	38,608
Less: accumulated depreciation - regulated utility plant	9,482	9,156
Regulated utility plant, net	30,174	29,452
Non-regulated property, plant and equipment	71	72
Less: accumulated depreciation - non-regulated property, plant and equipment	26	23
Non-regulated property, plant and equipment, net	45	49
Construction work in progress	1,954	1,917
Property, Plant and Equipment, net	32,173	31,418

Other Noncurrent Assets
Regulatory assets	1,889	1,874
Goodwill	2,247	2,247
Other intangibles	314	306
Other noncurrent assets (less reserve for accounts receivable: 2024, $2; 2023, $2)	418	459
Total Other Noncurrent Assets	4,868	4,886

Total Assets	$39,839	$39,236

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2024	December 31, 2023
Liabilities and Equity

Current Liabilities
Short-term debt	$389	$992
Long-term debt due within one year	1	1
Accounts payable	980	1,104
Taxes	109	130
Interest	145	124
Dividends	186	173
Regulatory liabilities	226	225
Other current liabilities	479	591
Total Current Liabilities	2,515	3,340

Long-term Debt	15,756	14,611

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,263	3,105
Investment tax credits	112	114
Accrued pension obligations	234	275
Asset retirement obligations	137	133
Regulatory liabilities	3,350	3,340
Other deferred credits and noncurrent liabilities	407	385
Total Deferred Credits and Other Noncurrent Liabilities	7,503	7,352

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,321	12,326
Treasury stock	(930)	(948)
Earnings reinvested	2,826	2,710
Accumulated other comprehensive loss	(160)	(163)
Total Equity	14,065	13,933

Total Liabilities and Equity	$39,839	$39,236

(a)1,560,000 shares authorized, 770,013 shares issued and 737,762 shares outstanding at June 30, 2024. 1,560,000 shares authorized, 770,013 shares issued and 737,130 shares outstanding at December 31, 2023.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Treasury stock	Earnings reinvested	Accumulated other comprehensive loss	Noncontrolling interests	Total
March 31, 2024	737,736	$8	$12,314	$(931)	$2,828	$(161)	$—	$14,058
Treasury stock issued	26		—	1				1
Stock-based compensation			7					7
Net income					190			190
Dividends and dividend equivalents (b)					(192)			(192)
Other comprehensive income (loss)						1		1
June 30, 2024	737,762	$8	$12,321	$(930)	$2,826	$(160)	$—	$14,065

December 31, 2023	737,130	$8	$12,326	$(948)	$2,710	$(163)	$—	$13,933
Treasury stock issued	632		—	18				18
Stock-based compensation			(5)					(5)
Net income					497			497
Dividends and dividend equivalents (b)					(381)			(381)
Other comprehensive income (loss)						3		3
June 30, 2024	737,762	$8	$12,321	$(930)	$2,826	$(160)	$—	$14,065

March 31, 2023	737,067	$8	$12,310	$(950)	$2,788	$(123)	$3	$14,036
Treasury stock issued	19		1	1				2
Stock-based compensation			5					5
Net income					112			112
Dividends and dividend equivalents (b)					(179)			(179)
Preferred stock							(3)	(3)
Other comprehensive income (loss)						(14)		(14)
June 30, 2023	737,086	$8	$12,316	$(949)	$2,721	$(137)	$—	$13,959

December 31, 2022	736,487	$8	$12,317	$(967)	$2,681	$(124)	$3	$13,918
Treasury stock issued	599		3	18				21
Stock-based compensation			(4)					(4)
Net income					397			397
Dividends and dividend equivalents (b)					(357)			(357)
Preferred stock							(3)	(3)
Other comprehensive income (loss)						(13)		(13)
June 30, 2023	737,086	$8	$12,316	$(949)	$2,721	$(137)	$—	$13,959

(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock were $0.2575 and $0.5150 for the three and six months ended June 30, 2024 and $0.2400 and $0.4800 for the three and six months ended June 30, 2023.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues	$673	$667	$1,443	$1,558

Operating Expenses
Operation
Energy purchases	153	204	367	562
Other operation and maintenance	154	141	335	303
Depreciation	100	99	199	198
Taxes, other than income	30	30	66	74
Total Operating Expenses	437	474	967	1,137

Operating Income	236	193	476	421

Other Income (Expense) - net (Note 12)	11	9	20	21

Interest Income from Affiliate	10	—	20	—

Interest Expense	61	54	123	111

Income Before Income Taxes	196	148	393	331

Income Taxes	46	38	94	83

Net Income (a)	$150	$110	$299	$248

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$299	$248
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	199	198
Amortization	25	18
Defined benefit plans - income	(19)	(22)
Deferred income taxes and investment tax credits	60	54
Other	(9)	(9)
Change in current assets and current liabilities
Accounts receivable	12	(136)
Accounts payable	(33)	(69)
Unbilled revenues	40	119
Materials and supplies	(11)	(21)
Prepayments	(88)	(55)
Regulatory assets and liabilities, net	(52)	(39)
Taxes payable	(41)	(36)
Accrued interest	15	22
Other	(20)	(6)
Other operating activities
Defined benefit plans - funding	(1)	(1)
Other assets	(19)	(28)
Other liabilities	(4)	(1)
Net cash provided by operating activities	353	236

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(519)	(395)
Expenditures for intangible assets	(2)	(3)
Notes receivable from affiliates	(502)	—
Other investing activities	3	—
Net cash used in investing activities	(1,020)	(398)

Cash Flows from Financing Activities
Issuance of long-term debt	649	1,329
Retirement of long-term debt	—	(1,150)
Contributions from parent	680	200
Return of capital to parent	—	(25)
Payment of common stock dividends to parent	(184)	(163)
Net decrease in short-term debt	(509)	(15)
Debt issuance costs	(7)	(13)
Net cash provided by (used in) financing activities	629	163

Net Increase in Cash, Cash Equivalents and Restricted Cash	(38)	1
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	51	25
Cash, Cash Equivalents and Restricted Cash at End of Period	$13	$26

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$161	$124

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2024	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$13	$51
Accounts receivable (less reserve: 2024, $45; 2023, $46)
Customer	413	434
Other	9	8
Accounts receivable from affiliates	8	10
Notes receivable from affiliate	502	—
Unbilled revenues (less reserve: 2024, $2; 2023, $2)	112	149
Materials and supplies	110	99
Prepayments	132	44
Regulatory assets	104	57
Other current assets	27	17
Total Current Assets	1,430	869

Property, Plant and Equipment
Regulated utility plant	15,938	15,575
Less: accumulated depreciation - regulated utility plant	3,933	3,822
Regulated utility plant, net	12,005	11,753
Construction work in progress	801	680
Property, Plant and Equipment, net	12,806	12,433

Other Noncurrent Assets
Regulatory assets	607	598
Intangibles	269	269
Other noncurrent assets (less reserve for accounts receivable: 2024, $2; 2023, $2)	117	125
Total Other Noncurrent Assets	993	992

Total Assets	$15,229	$14,294

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2024	December 31, 2023
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$509
Accounts payable	462	454
Accounts payable to affiliates	34	44
Taxes	10	51
Interest	58	43
Regulatory liabilities	86	91
Other current liabilities	88	100
Total Current Liabilities	738	1,292

Long-term Debt	5,212	4,567

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,643	1,573
Regulatory liabilities	840	836
Other deferred credits and noncurrent liabilities	98	123
Total Deferred Credits and Other Noncurrent Liabilities	2,581	2,532

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	4,720	4,040
Earnings reinvested	1,614	1,499
Total Equity	6,698	5,903

Total Liabilities and Equity	$15,229	$14,294

(a)170,000 shares authorized; 66,368 shares issued and outstanding at June 30, 2024 and December 31, 2023.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2024	66,368	$364	$4,715	$1,560	$6,639
Net income				150	150
Capital contributions from parent			5		5
Dividends declared				(96)	(96)
June 30, 2024	66,368	$364	$4,720	$1,614	$6,698

December 31, 2023	66,368	$364	$4,040	$1,499	$5,903
Net income				299	299
Capital contributions from parent			680		680
Dividends declared				(184)	(184)
June 30, 2024	66,368	$364	$4,720	$1,614	$6,698

March 31, 2023	66,368	$364	$4,284	$1,367	$6,015
Net income				110	110
Return of capital to parent			(25)		(25)
Dividends declared				(89)	(89)
June 30, 2023	66,368	$364	$4,259	$1,388	$6,011

December 31, 2022	66,368	$364	$4,084	$1,303	$5,751
Net income				248	248
Capital contributions from parent			200		200
Return of capital to parent			(25)		(25)
Dividends declared				(163)	(163)
June 30, 2023	66,368	$364	$4,259	$1,388	$6,011

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL Energy Holdings.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues
Retail and wholesale	$363	$347	$823	$808
Electric revenue from affiliate	3	8	19	21
Total Operating Revenues	366	355	842	829

Operating Expenses
Operation
Fuel	67	68	153	147
Energy purchases	15	22	86	106
Energy purchases from affiliate	7	2	8	3
Other operation and maintenance	87	93	175	184
Depreciation	77	76	153	151
Taxes, other than income	12	12	25	24
Total Operating Expenses	265	273	600	615

Operating Income	101	82	242	214

Other Income (Expense) - net (See Note 12)	4	—	6	2

Interest Expense	26	26	52	51

Income Before Income Taxes	79	56	196	165

Income Taxes	17	11	41	34

Net Income (a)	$62	$45	$155	$131

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$155	$131
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	153	151
Amortization	8	6
Defined benefit plans - (income) expense	—	1
Deferred income taxes and investment tax credits	2	(5)
Other	(2)	(3)
Change in current assets and current liabilities
Accounts receivable	(10)	53
Accounts receivable from affiliates	(10)	19
Accounts payable	11	(50)
Accounts payable to affiliates	9	(6)
Unbilled revenues	6	42
Fuel, materials and supplies	2	31
Regulatory assets and liabilities, net	(10)	31
Taxes payable	(14)	(16)
Accrued interest	(1)	6
Other	(11)	(16)
Other operating activities
Defined benefit plans - funding	(1)	—
Expenditures for asset retirement obligations	(6)	(6)
Other assets	(7)	(15)
Other liabilities	(1)	4
Net cash provided by operating activities	273	358
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(207)	(186)
Net increase in notes receivable with affiliates	—	(8)
Net cash used in investing activities	(207)	(194)
Cash Flows from Financing Activities
Net increase in notes payable to affiliates	19	—
Issuance of long-term debt	—	399
Retirement of long-term debt	—	(300)
Net increase (decrease) in short-term debt	10	(158)
Payment of common stock dividends to parent	(97)	(87)
Contributions from parent	37	20
Return of capital to parent	(51)	(120)
Other financing activities	—	(4)
Net cash used in financing activities	(82)	(250)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(16)	(86)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	44	93
Cash, Cash Equivalents, and Restricted Cash at End of Period	$28	$7

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$55	$39

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2024	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$8	$18
Accounts receivable (less reserve: 2024, $4; 2023, $6)
Customer	118	116
Other	22	17
Unbilled revenues (less reserve: 2024, $0; 2023, $0)	82	88
Accounts receivable from affiliates	39	29
Fuel, materials and supplies	141	143
Prepayments	15	11
Regulatory assets	6	7
Other current assets	3	—
Total Current Assets	434	429

Property, Plant and Equipment
Regulated utility plant	7,780	7,669
Less: accumulated depreciation - regulated utility plant	1,635	1,549
Regulated utility plant, net	6,145	6,120
Construction work in progress	383	312
Property, Plant and Equipment, net	6,528	6,432

Other Noncurrent Assets
Regulatory assets	387	395
Goodwill	389	389
Other intangibles	15	18
Other noncurrent assets	92	90
Total Other Noncurrent Assets	883	892

Total Assets	$7,845	$7,753

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2024	December 31, 2023
Liabilities and Equity

Current Liabilities
Short-term debt	$10	$—
Notes payable to affiliates	19	—
Accounts payable	148	115
Accounts payable to affiliates	58	49
Customer deposits	35	34
Taxes	27	41
Price risk management liabilities	—	1
Regulatory liabilities	5	16
Interest	20	21
Asset retirement obligations	11	13
Other current liabilities	44	47
Total Current Liabilities	377	337

Long-term Debt	2,470	2,469

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	787	776
Investment tax credits	30	31
Price risk management liabilities	4	6
Asset retirement obligations	74	72
Regulatory liabilities	822	827
Other deferred credits and noncurrent liabilities	65	63
Total Deferred Credits and Other Noncurrent Liabilities	1,782	1,775

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,979	1,993
Earnings reinvested	813	755
Total Equity	3,216	3,172

Total Liabilities and Equity	$7,845	$7,753

(a)75,000 shares authorized; 21,294 shares issued and outstanding at June 30, 2024 and December 31, 2023.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2024	21,294	$424	$1,942	$811	$3,177
Net income				62	62
Capital contributions from parent			37		37
Dividends declared				(60)	(60)
June 30, 2024	21,294	$424	$1,979	$813	$3,216

December 31, 2023	21,294	$424	$1,993	$755	$3,172
Net income				155	155
Capital contributions from parent			37		37
Return of capital to parent			(51)		(51)
Dividends declared				(97)	(97)
June 30, 2024	21,294	$424	$1,979	$813	$3,216

March 31, 2023	21,294	$424	$1,967	$710	$3,101
Net income				45	45
Capital contributions from parent			20		20
Dividends declared				(55)	(55)
June 30, 2023	21,294	$424	$1,987	$700	$3,111

December 31, 2022	21,294	$424	$2,087	$655	$3,166
Net income				131	131
Capital contributions from parent			20		20
Return of capital to parent			(120)		(120)
Dividends declared				(86)	(86)
June 30, 2023	21,294	$424	$1,987	$700	$3,111

(a)Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues
Retail and wholesale	$457	$433	$981	$931
Electric revenue from affiliate	7	2	8	3
Total Operating Revenues	464	435	989	934

Operating Expenses
Operation
Fuel	115	99	238	221
Energy purchases	6	6	12	12
Energy purchases from affiliate	3	8	19	21
Other operation and maintenance	101	117	203	226
Depreciation	101	98	200	196
Taxes, other than income	12	12	24	22
Total Operating Expenses	338	340	696	698

Operating Income	126	95	293	236

Other Income (Expense) - net (See Note 12)	4	3	6	5

Interest Expense	33	33	67	66

Interest Expense with Affiliate	1	1	1	1

Income Before Income Taxes	96	64	231	174

Income Taxes	19	13	46	35

Net Income (a)	$77	$51	$185	$139

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$185	$139
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	200	196
Amortization	9	9
Defined benefit plans - income	(4)	(2)
Deferred income taxes and investment tax credits	(7)	(6)
Other	(1)	7
Change in current assets and current liabilities
Accounts receivable	(19)	24
Accounts payable	(24)	(30)
Accounts payable to affiliates	23	(22)
Unbilled revenues	(10)	27
Fuel, materials and supplies	15	(25)
Regulatory assets and liabilities, net	13	18
Taxes payable	(6)	(3)
Accrued interest	(1)	6
Other	(7)	(7)
Other operating activities
Defined benefit plans - funding	(1)	—
Expenditures for asset retirement obligations	(4)	(10)
Other assets	1	(20)
Other liabilities	(10)	(3)
Net cash provided by operating activities	352	298
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(296)	(299)
Net cash used in investing activities	(296)	(299)
Cash Flows from Financing Activities
Net increase in notes payable to affiliates	13	8
Issuance of long-term debt	—	399
Retirement of long-term debt	—	(313)
Net increase (decrease) in short-term debt	7	(9)
Payment of common stock dividends to parent	(117)	(92)
Contributions from parent	84	54
Return of capital to parent	(50)	(54)
Other financing activities	—	(4)
Net cash used in financing activities	(63)	(11)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(7)	(12)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	38	21
Cash, Cash Equivalents, and Restricted Cash at End of Period	$31	$9

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$62	$51

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2024	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$11	$14
Accounts receivable (less reserve: 2024, $2; 2023, $2)
Customer	157	143
Other	13	12
Unbilled revenues (less reserve: 2024, $0; 2023, $0)	107	97
Fuel, materials and supplies	171	185
Prepayments	17	13
Regulatory assets	1	3
Other current assets	7	1
Total Current Assets	484	468

Property, Plant and Equipment
Regulated utility plant	10,321	9,896
Less: accumulated depreciation - regulated utility plant	2,607	2,476
Regulated utility plant, net	7,714	7,420
Construction work in progress	449	604
Property, Plant and Equipment, net	8,163	8,024

Other Noncurrent Assets
Regulatory assets	436	439
Goodwill	607	607
Other intangibles	29	19
Other noncurrent assets	152	157
Total Other Noncurrent Assets	1,224	1,222

Total Assets	$9,871	$9,714

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2024	December 31, 2023
Liabilities and Equity

Current Liabilities
Short-term debt	$100	$93
Notes payable to affiliates	13	—
Accounts payable	75	80
Accounts payable to affiliates	94	72
Customer deposits	38	35
Taxes	26	32
Regulatory liabilities	12	1
Interest	23	24
Asset retirement obligations	14	13
Other current liabilities	55	52
Total Current Liabilities	450	402

Long-term Debt	3,065	3,064

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	919	912
Investment tax credits	82	83
Asset retirement obligations	55	53
Regulatory liabilities	1,013	1,018
Other deferred credits and noncurrent liabilities	33	30
Total Deferred Credits and Other Noncurrent Liabilities	2,102	2,096

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	3,067	3,033
Earnings reinvested	879	811
Total Equity	4,254	4,152

Total Liabilities and Equity	$9,871	$9,714

(a)80,000 shares authorized; 37,818 shares issued and outstanding at June 30, 2024 and December 31, 2023.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2024	37,818	$308	$2,983	$872	$4,163
Net income				77	77
Capital contributions from parent			84		84
Dividends declared				(70)	(70)
June 30, 2024	37,818	$308	$3,067	$879	$4,254

December 31, 2023	37,818	$308	$3,033	$811	$4,152
Net income				185	185
Capital contributions from parent			84		84
Return of capital to parent			(50)		(50)
Dividends declared				(117)	(117)
June 30, 2024	37,818	$308	$3,067	$879	$4,254

March 31, 2023	37,818	$308	$2,987	$742	$4,037
Net income				51	51
Capital contributions from parent			54		54
Dividends declared				(57)	(57)
June 30, 2023	37,818	$308	$3,041	$736	$4,085

December 31, 2022	37,818	$308	$3,041	$689	$4,038
Net income				139	139
Capital contributions from parent			54		54
Return of capital to parent			(54)		(54)
Dividends declared				(92)	(92)
June 30, 2023	37,818	$308	$3,041	$736	$4,085

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

Combined Notes to Condensed Financial Statements (Unaudited)

Index to Combined Notes to Condensed Financial Statements

The notes to the condensed financial statements that follow are a combined presentation. The following list indicates the Registrants to which the notes apply:

Registrant
	PPL	PPL Electric	LG&E	KU
1. Interim Financial Statements	x	x	x	x
2. Segment and Related Information	x	x	x	x
3. Revenue from Contracts with Customers	x	x	x	x
4. Earnings Per Share	x
5. Income Taxes	x	x	x	x
6. Utility Rate Regulation	x	x	x	x
7. Financing Activities	x	x	x	x
8. Acquisitions, Development and Divestitures	x		x	x
9. Defined Benefits	x	x	x	x
10. Commitments and Contingencies	x	x	x	x
11. Related Party Transactions		x	x	x
12. Other Income (Expense) - net	x	x	x	x
13. Fair Value Measurements	x	x	x	x
14. Derivative Instruments and Hedging Activities	x	x	x	x
15. Asset Retirement Obligations	x		x	x
16. Accumulated Other Comprehensive Income (Loss)	x
17. New Accounting Guidance Pending Adoption	x	x	x	x

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2023 is derived from that Registrant's 2023 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2023 Form 10-K. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

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

Income Statement data for the segments and reconciliation to PPL's consolidated results for the periods ended June 30 are as follows:

	Three Months		Six Months
	2024	2023	2024	2023
Operating Revenues from external customers
Kentucky Regulated	$819	$778	$1,803	$1,738
Pennsylvania Regulated	673	667	1,443	1,558
Rhode Island Regulated	389	377	938	942
Corporate and Other	—	1	1	—
Total	$1,881	$1,823	$4,185	$4,238

Net Income (Loss)
Kentucky Regulated	$134	$91	$324	$257
Pennsylvania Regulated	150	110	299	248
Rhode Island Regulated	12	10	76	64
Corporate and Other	(106)	(99)	(202)	(172)
Total	$190	$112	$497	$397

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated Balance Sheets as of:

	June 30, 2024	December 31, 2023
Assets
Kentucky Regulated	$17,251	$17,029
Pennsylvania Regulated	15,229	14,294
Rhode Island Regulated	6,683	6,515
Corporate and Other (a)	676	1,398
Total	$39,839	$39,236

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

	2024 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$1,881	$673	$366	$464
Revenues derived from:
Alternative revenue programs (b)	(3)	(8)	2	1
Other (c)	(4)	(3)	(1)	(1)
Revenues from Contracts with Customers	$1,874	$662	$367	$464

	2023 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$1,823	$667	$355	$435
Revenues derived from:
Alternative revenue programs (b)	5	6	—	(3)
Other (c)	(7)	(5)	(1)	(1)
Revenues from Contracts with Customers	$1,821	$668	$354	$431

	2024 Six Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$4,185	$1,443	$842	$989
Revenues derived from:
Alternative revenue programs (b)	5	(11)	4	6
Other (c)	(12)	(8)	(2)	(2)
Revenues from Contracts with Customers	$4,178	$1,424	$844	$993

	2023 Six Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$4,238	$1,558	$829	$934
Revenues derived from:
Alternative revenue programs (b)	42	7	1	(3)
Other (c)	(11)	(7)	(2)	(2)
Revenues from Contracts with Customers	$4,269	$1,558	$828	$929

(a)PPL includes $389 million and $938 million for the three and six months ended June 30, 2024 and $377 million and $942 million for the three and six months ended June 30, 2023 of revenues from external customers reported by the Rhode Island Regulated segment. PPL Electric represents revenues from external customers reported by the Pennsylvania Regulated segment and LG&E and KU, net of intercompany power sales and transmission revenues, represent revenues from external customers reported by the Kentucky Regulated segment. See Note 2 for additional information.
(b)This line item shows the over/under collection of rate mechanisms deemed alternative revenue programs with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts.
(c)Represents additional revenues outside the scope of revenues from contracts with customers, such as lease and other miscellaneous revenues.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended June 30.

	Three Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2024
PA Regulated	$332	$101	$10	$15	$—	$—	$204	$662
KY Regulated	326	245	157	75	5	13	—	821
RI Regulated	139	42	3	162	—	—	45	391
Total PPL	$797	$388	$170	$252	$5	$13	$249	$1,874

2023
PA Regulated	$340	$105	$11	$13	$—	$—	$199	$668
KY Regulated	298	237	160	66	4	9	—	774
RI Regulated	141	49	4	149	—	—	36	379
Total PPL	$779	$391	$175	$228	$4	$9	$235	$1,821

PPL Electric
2024	$332	$101	$10	$15	$—	$—	$204	$662
2023	$340	$105	$11	$13	$—	$—	$199	$668

LG&E
2024	$163	$121	$46	$31	$—	$6	$—	$367
2023	$151	$119	$47	$26	$—	$11	$—	$354

KU
2024	$163	$124	$111	$43	$5	$18	$—	$464
2023	$147	$117	$113	$40	$4	$10	$—	$431

	Six Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2024
PA Regulated	$758	$207	$22	$28	$—	$—	$409	$1,424
KY Regulated	769	512	318	172	11	28	—	1,810
RI Regulated	400	120	8	324	—	—	92	944
Total PPL	$1,927	$839	$348	$524	$11	$28	$501	$4,178

2023
PA Regulated	$968	$253	$34	$26	$—	$—	$277	$1,558
KY Regulated	741	511	324	126	11	20	—	1,733
RI Regulated	370	150	13	364	—	—	81	978
Total PPL	$2,079	$914	$371	$516	$11	$20	$358	$4,269

	Six Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL Electric
2024	$758	$207	$22	$28	$—	$—	$409	$1,424
2023	$968	$253	$34	$26	$—	$—	$277	$1,558

LG&E
2024	$381	$259	$93	$83	$—	$28	$—	$844
2023	$392	$271	$96	$42	$—	$27	$—	$828

KU
2024	$388	$253	$225	$89	$11	$27	$—	$993
2023	$349	$240	$228	$84	$11	$17	$—	$929

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

As discussed in Note 2, PPL segments its business by geographic location. Revenues from external customers for each segment are reconciled to revenues from contracts with customers in the footnotes to the tables above.

Contract receivables from customers are primarily included in "Accounts receivable - Customer", "Unbilled revenues", and "Other noncurrent assets" on the Balance Sheets.

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the periods ended June 30.

	Three Months		Six Months
	2024	2023	2024	2023
PPL (a)	$2	$6	$43	$26
PPL Electric (a)	(4)	7	24	17
LG&E	—	—	1	1
KU	—	1	1	1

(a)    2024 includes amounts impaired related to PPL Electric's billing issues. See Note 6 for additional information.

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers.

	PPL	PPL Electric	LG&E	KU
Contract liabilities at December 31, 2023	$43	$29	$6	$7
Contract liabilities at June 30, 2024	31	22	4	5
Revenue recognized during the six months ended June 30, 2024 that was included in the contract liability balance at December 31, 2023	25	11	6	7

Contract liabilities at December 31, 2022	$34	$23	$5	$6
Contract liabilities at June 30, 2023	48	35	6	7
Revenue recognized during the six months ended June 30, 2023 that was included in the contract liability balance at December 31, 2022	18	7	5	6

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended June 30 used in the EPS calculation are:

	Three Months		Six Months
	2024	2023	2024	2023
Income (Numerator)
Net income attributable to PPL	$190	$112	$497	$397
Less amounts allocated to participating securities	1	—	1	1
Net income available to PPL common shareowners - Basic and Diluted	$189	$112	$496	$396

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	737,748	737,075	737,630	736,953
Add: Dilutive share-based payment awards (a)	1,815	1,102	1,561	985
Weighted-average shares - Diluted EPS	739,563	738,177	739,191	737,938

Basic and Diluted EPS
Net Income available to PPL common shareowners	$0.26	$0.15	$0.67	$0.54

(a)    The Treasury Stock Method was applied to non-participating share-based payment awards.

For the periods ended June 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Six Months
	2024	2023	2024	2023
Stock-based compensation awards	—	258	—	396

5. Income Taxes

Reconciliations of income tax expense (benefit) for the periods ended June 30 are as follows.

(PPL)
	Three Months		Six Months
	2024	2023	2024	2023
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$50	$30	$132	$107
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	11	11	28	33
Valuation allowance adjustments	2	5	5	7
Utility rate-making tax adjustments (a)	(5)	(2)	(10)	(7)
Amortization of excess deferred federal and state income taxes	(7)	(8)	(20)	(20)
Other	(1)	(3)	(4)	(8)
Total increase (decrease)	—	3	(1)	5
Total income tax expense (benefit)	$50	$33	$131	$112

(a)     Primarily consists of tax impacts of AFUDC equity and related depreciation across PPL's regulated utility subsidiaries and flow through tax impacts of Pennsylvania utility ratemaking. Flow through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

(PPL Electric)
	Three Months		Six Months
	2024	2023	2024	2023
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$41	$31	$83	$70
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	13	11	26	24
Utility rate-making tax adjustments (a)	(6)	(3)	(10)	(7)
Amortization of excess deferred federal and state income taxes	(3)	(2)	(5)	(4)
Other	1	1	—	—
Total increase (decrease)	5	7	11	13
Total income tax expense (benefit)	$46	$38	$94	$83

(a)     Primarily consists of tax impacts of AFUDC equity and related depreciation and flow through tax impacts of Pennsylvania utility ratemaking. Flow through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

(LG&E)
	Three Months		Six Months
	2024	2023	2024	2023
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$17	$12	$41	$35
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	2	7	6
Amortization of excess deferred federal and state income taxes	(3)	(3)	(6)	(6)
Other	—	—	(1)	(1)
Total increase (decrease)	—	(1)	—	(1)
Total income tax expense (benefit)	$17	$11	$41	$34

(KU)
	Three Months		Six Months
	2024	2023	2024	2023
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$20	$13	$48	$36
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	3	9	7
Amortization of excess deferred federal and state income taxes	(4)	(4)	(9)	(8)
Other	(1)	1	(2)	—
Total increase (decrease)	(1)	—	(2)	(1)
Total income tax expense (benefit)	$19	$13	$46	$35

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

Transfer of Certain Credits under the Inflation Reduction Act (PPL)

The IRS released the final Internal Revenue Code Section 6418 regulations related to the transfer of certain credits under the Inflation Reduction Act. The regulations became effective on July 1, 2024. PPL has reviewed the final regulations and does not anticipate a material impact to the financial statements regarding prior or future credit transfers.

6. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric		LG&E		KU
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Current Regulatory Assets:
Rate adjustment mechanisms	$133	$118	$—	$—	$—	$—	$—	$—
Renewable energy certificates	14	14	—	—	—	—	—	—
Derivative instruments	18	51	—	—	—	—	—	—
Smart meter rider	7	6	7	6	—	—	—	—
Universal service rider	10	—	10	—	—	—	—	—
Storm damage costs	38	12	38	12	—	—	—	—
Fuel adjustment clause	—	4	—	—	—	3	—	—
Transmission service charge	50	43	36	31	—	—	—	—
Transmission formula rate	16	5	—	—	—	—	—	—
Distribution system improvement charge	8	7	8	7	—	—	—	—
Tax Cuts and Jobs Act (over/under)	5	—	5	—	—	—	—	—
Gas line tracker	4	—	—	—	4	—	—	—
Other	32	33	—	1	2	4	1	3
Total current regulatory assets	$335	$293	$104	$57	$6	$7	$1	$3

Noncurrent Regulatory Assets:
Defined benefit plans	$875	$887	$417	$417	$208	$217	$133	$136
Plant outage costs	34	38	—	—	8	10	26	28
Net metering	141	112	—	—	—	—	—	—
Environmental cost recovery	98	99	—	—	—	—	—	—
Storm costs	111	97	12	—	18	15	17	14
Unamortized loss on debt	22	22	3	3	10	10	7	7
Interest rate swaps	5	7	—	—	5	7	—	—
Terminated interest rate swaps	55	58	—	—	32	34	23	24
Accumulated cost of removal of utility plant	173	178	173	178	—	—	—	—
AROs	286	289	—	—	75	76	211	213
Derivatives instruments	2	8	—	—	—	—	—	—
Gas line inspections	23	21	—	—	21	19	2	2
Advanced metering infrastructure	20	15	—	—	10	7	10	8
Other	44	43	2	—	—	—	7	7
Total noncurrent regulatory assets	$1,889	$1,874	$607	$598	$387	$395	$436	$439

	PPL		PPL Electric		LG&E		KU
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Current Regulatory Liabilities:
Generation supply charge	$72	$51	$72	$51	$—	$—	$—	$—
Tax Cuts and Jobs Act customer refund	—	5	—	5	—	—	—	—
Act 129 compliance rider	7	15	7	15	—	—	—	—
Transmission formula rate	9	21	7	18	—	—	—	—
Rate adjustment mechanism	79	72	—	—	—	—	—	—
Energy efficiency	25	23	—	—	—	—	—	—
Gas supply clause	—	15	—	—	—	15		—
DSM	10	1	—	—	4	—	6	1
Fuel adjustment clause	6	—	—	—	—	—	6	—
Other	18	22	—	2	1	1	—	—
Total current regulatory liabilities	$226	$225	$86	$91	$5	$16	$12	$1

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$1,017	$996	$—	$—	$312	$306	$405	$399
Power purchase agreement - OVEC	14	19	—	—	10	13	4	6
Net deferred taxes	1,940	1,977	753	763	450	459	510	523
Defined benefit plans	267	252	87	73	20	20	62	59
Terminated interest rate swaps	56	57	—	—	28	29	28	28
Energy efficiency	20	5	—	—	—	—	—	—
Other	36	34	—	—	2	—	4	3
Total noncurrent regulatory liabilities	$3,350	$3,340	$840	$836	$822	$827	$1,013	$1,018

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

Petition for Deferral of Credit Card Fees

On January 31, 2024, RIE filed a petition with the RIPUC requesting authority to recognize regulatory assets related to credit card, debit card and related fees transactions ("Electronic Transaction Fees") that RIE has waived and will continue to waive pursuant to the RIPUC orders related to COVID-19 impacts. On July 30, 2024, the RIPUC unanimously approved RIE’s request to record a regulatory asset for Electronic Transaction Fees that have been incurred since July 1, 2020 until RIE’s next general rate case or as otherwise determined by the RIPUC. RIE plans to include a proposal as part of its next base distribution rate case for the amortization and recovery of the regulatory assets and to include future Electronic Transaction Fees in base distribution rates.

On January 31, 2024, RIE also filed a Notice of Withdrawal of its April 2021 petition to create regulatory assets for COVID-19 related bad debt expense and the lost revenue from unassessed late payment charges. RIE is continuing to evaluate these other COVID-19 related costs and intends to reserve its rights to file for recovery of these costs in the future. RIE cannot predict the outcome of this matter.

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

FY 2025 Gas ISR Plan

On December 22, 2023, RIE filed its FY 2025 Gas ISR Plan with the RIPUC with a budget that includes $185 million of capital investment spend, plus up to an additional $11 million of contingency plan spend in light of the Pipeline and Hazardous Materials Safety Administration's potential enactment of regulations during FY 2025 that, if enacted, would significantly alter RIE's leak detection and repair obligations under such regulations. RIE also filed its proposed gas ISR plan budgetary and reconciliation framework, addressing issues raised in connection with its FY 2024 submission, with its FY 2025 ISR Plan. The RIPUC held hearings in March 2024, and on March 26, 2024, approved the plan, including the proposed budgetary and reconciliation framework, with a total approved FY 2025 Gas ISR Plan of $180 million of which $168 million is for capital investment spend and $12 million spend for paving costs as operations and maintenance (O&M), plus the potential additional $11 million available if the above-mentioned regulations are implemented by the Pipeline and Hazardous Materials Safety Administration. On March 28, 2024, the RIPUC approved RIE's compliance filing for rates effective April 1, 2024.

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

Kentucky Activities (PPL, LG&E and KU)

Kentucky May 2024 Storm

In May 2024, LG&E and KU experienced significant windstorm activity in their service territories, resulting in substantial damage to certain of LG&E's and KU's assets with total estimated costs incurred through June 30, 2024 of $28 million ($16 million at LG&E and $12 million at KU). On June 13, 2024, LG&E and KU submitted a filing with the KPSC requesting regulatory asset treatment of the extraordinary operations and maintenance expenses portion of the costs incurred related to the storm. On July 2, 2024, the KPSC issued an order provisionally approving the request for accounting purposes, noting that approval for recovery would be determined in the future. As of June 30, 2024, LG&E and KU each recorded regulatory assets related to the storm of $4 million. LG&E and KU cannot predict the outcome of this matter.

KPSC Investigation Related to Winter Storm Elliott

On December 22, 2023, the KPSC initiated an investigation into the practices of LG&E and KU regarding the provision of electric service from December 23, 2022 through December 25, 2022, during a period of extreme temperatures during Winter Storm Elliott. The investigation is the result of LG&E's and KU's need to implement brief service interruptions to approximately 55,000 customers during this period. The purpose of the investigation is to supplement discovery and examination already completed through LG&E's and KU's CPCN proceedings, a legislative hearing completed in February 2023 and reports completed by the NERC and the FERC related to the issue. Additionally, the investigation will evaluate LG&E's and KU's actions taken, or planned to be taken, since Winter Storm Elliott that affect their ability to provide service during periods of variable weather and power system stress. LG&E and KU believe actions taken during the period under question were necessary and appropriate. Several parties were granted intervenor status for the proceeding and, after completion of written discovery, a hearing on the matter occurred on May 23, 2024. The parties will be filing post-hearing briefs in the coming months, and the case is expected to be submitted for decision on September 21, 2024. LG&E and KU cannot predict the outcome of this matter, and an estimate of the impact, if any, cannot be determined, but LG&E and KU do not believe this matter will have a significant impact on their operations or financial condition.

Pennsylvania Activities (PPL and PPL Electric)

PAPUC investigation into billing issues

On January 31, 2023, the PAPUC initiated an investigation focused on billing issues related to estimated, irregular bills and customer service concerns following customer complaints, which for many customers were driven by increased prices for electricity supply. Certain bills issued during the time period of December 20, 2022 through January 9, 2023 were estimated due to a technical issue that prevented PPL Electric from providing actual collected meter data to customer facing and other internal systems. Customers also reported difficulties accessing PPL Electric's website and contacting the customer service call center. The PAPUC’s Bureau of Investigation & Enforcement (I&E) has directed PPL Electric to respond to certain inquiries and document requests. PPL Electric submitted its responses to the information request and cooperated fully with the investigation. PPL Electric reached a Settlement Agreement with I&E on November 21, 2023. In the settlement, PPL Electric agreed to pay a civil penalty of $1 million, make certain remedial improvements to its billing systems and processes, and agreed to not seek recovery for extraordinary costs incurred in responding to or resulting from the billing event. On November 21, 2023, PPL Electric and I&E submitted a Joint Petition for Approval of Settlement to the PAPUC. On January 18, 2024, the PAPUC issued an Order requesting public comment prior to the PAPUC entering a Final Order on the petition. Comments were due on February 28, 2024, and comments were filed by the Office of Consumer Advocate, CAUSE-PA (low-income advocate), and individual customers. On March 19, 2024, PPL Electric filed reply comments. On April 25, 2024, the PAPUC announced at its public meeting that it would be issuing an order approving the Settlement Agreement with modifications. The modifications included converting the $1 million civil penalty to a $1 million donation to PPL Electric’s hardship fund, Operation HELP, and requiring PPL Electric to make various progress reports on efforts to remediate the billing issue. PPL Electric and I&E had 20 business days from the issuance of the PAPUC order to accept or reject the proposed modifications to the Settlement Agreement. The time period to withdraw from the Settlement Agreement expired on June 14, 2024, without PPL Electric or I&E withdrawing from the Settlement Agreement, and the terms of the Settlement Agreement, as modified by the PAPUC’s order, are now final. PPL Electric is in the process of complying with the terms of the Settlement Agreement, including making the $1 million contribution to Operation HELP on June 24, 2024.

PPL Electric incurred costs related to the billing issues of $2 million and $17 million for the three and six months periods ended June 30, 2024 and $6 million and $9 million for the three and six months periods ended June 30, 2023. PPL Electric will not seek regulatory recovery of these costs.

DSIC Petition

On April 26, 2024, PPL Electric filed a Petition with the PAPUC requesting that the PAPUC waive PPL Electric's DSIC cap of 5% of billed revenues and increase the maximum allowable DSIC to 9% for bills rendered on or after January 1, 2025. The publicly available procedural and litigation schedule currently contemplates that the PAPUC would issue a final order at its January 23, 2025 Public Meeting. PPL Electric cannot predict the outcome of this matter.

Federal Matters

FERC Transmission Rate Filing (PPL, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going waivers and credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the U.S. Court of Appeals - D.C. Circuit (D.C. Circuit Court of Appeals) regarding the FERC's orders on the elimination of the mitigation and required transition mechanism. In August 2022, the D.C. Circuit Court of Appeals issued an order remanding the proceedings back to the FERC. On May 18, 2023, the FERC issued an order on remand reversing its 2019 decision and requiring LG&E and KU to refund credits previously withheld, including under such transition mechanism. LG&E and KU filed a petition for review of the FERC's May 18, 2023 order with the D.C. Circuit Court of Appeals and provided refunds in accordance with the FERC order on December 1, 2023. The FERC issued an order on LG&E's and KU's compliance filing on November 16, 2023, and LG&E and KU filed a petition for review of this November 16, 2023 order on February 14, 2024. FERC issued the substantive order on rehearing on March 21, 2024, reaffirming its prior decision. LG&E and KU filed their opening brief with the D.C. Circuit Court of Appeals on June 24, 2024. LG&E and KU cannot predict the ultimate outcome of the proceedings or any other post decision process but do not expect the annual impact to have a material effect on their operations or financial condition. LG&E and KU currently receive recovery of certain waivers and credits primarily through base rates increases, provided, however, that increases associated with the FERC's May 18, 2023 order are expected to be subject to future rate proceedings.

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

The ROE for transmission rates under the ISO-NE OATT is the subject of four complaints that are pending before the FERC. On October 16, 2014, the FERC issued an order on the first complaint, Opinion No. 531-A, resetting the base ROE applicable to transmission assets under the ISO-NE OATT from 11.14% to 10.57% effective as of October 16, 2014 and establishing a maximum ROE of 11.74%. On April 14, 2017, this order was vacated and remanded by the D. C. Circuit Court of Appeals (Court of Appeals). After the remand, the FERC issued an order on October 16, 2018 applicable to all four pending cases where it proposed a new base ROE methodology that, with subsequent input and support from the New England Transmission Owners (NETO), yielded a base ROE of 10.41%. Subsequent to the FERC's October 2018 order in the NETO cases, the FERC further refined its ROE methodology in another proceeding and has applied that refined methodology to transmission owners' ROEs in other jurisdictions, and the NETOs filed further information in the New England matters to distinguish their case. Those determinations in other jurisdictions have recently been vacated and remanded back to the FERC for further proceedings by the D.C. Circuit Court of Appeals. The proceeding and the final base rate ROE determination in the New England matters remain open, pending a final order from the FERC. PPL cannot predict the outcome of this matter, and an estimate of the impact cannot be determined.

Other

Purchase of Receivables Program

(PPL and PPL Electric)

In accordance with a PAPUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During the three months and six months ended June 30, 2024, PPL Electric purchased $348 million and $767 million of accounts receivable from alternative suppliers. During the three and six months ended June 30, 2023, PPL Electric purchased $374 million and $732 million of accounts receivable from alternative suppliers.

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

	June 30, 2024					December 31, 2023
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (c)	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (c)
PPL
PPL Capital Funding (a)
Syndicated Credit Facility (b)	Dec. 2028	$1,250	$—	$280	$970	$—	$390
Bilateral Credit Facility	Feb. 2025	100	—	—	100	—	—
Bilateral Credit Facility	Feb. 2025	100	—	14	86	—	13
Total PPL Capital Funding Credit Facilities		$1,450	$—	$294	$1,156	$—	$403

PPL Electric
Syndicated Credit Facility	Dec. 2028	$650	$—	$1	$649	$—	$511
Total PPL Electric Credit Facilities		$650	$—	$1	$649	$—	$511

LG&E
Syndicated Credit Facility	Dec. 2028	$500	$—	$10	$490	$—	$—
Total LG&E Credit Facilities		$500	$—	$10	$490	$—	$—

KU
Syndicated Credit Facility	Dec. 2028	$400	$—	$100	$300	$—	$93
Total KU Credit Facilities		$400	$—	$100	$300	$—	$93

(a)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(b)The PPL Capital Funding $1.25 billion syndicated credit facility includes a $400 million borrowing sublimit for RIE and a $850 million sublimit for PPL Capital Funding at June 30, 2024. RIE’s borrowing sublimit is adjustable, at the borrowers’ option, from $0 to $600 million, with the remaining balance of the $1.25 billion available under the facility allocated to PPL Capital Funding. At December 31, 2023, the borrowing sublimit for RIE was $250 million and a $1 billion sublimit for PPL Capital Funding. At June 30, 2024, PPL Capital Funding had $280 million commercial paper outstanding and RIE had no commercial paper outstanding. At December 31, 2023, PPL Capital Funding had $365 million commercial paper outstanding and RIE had $25 million commercial paper outstanding. RIE's obligations under the facility are not guaranteed by PPL.
(c)Commercial paper issued reflects the undiscounted face value of the issuance.

PPL Capital Funding, RIE, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	June 30, 2024				December 31, 2023
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances (c)	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances (c)
PPL Capital Funding (a) (b)	5.52%	$1,350	$280	$1,070	5.66%	$365
RIE (b)		400	—	400	5.72%	25
PPL Electric		650	—	650	5.67%	510
LG&E	5.51%	500	10	490		—
KU	5.52%	400	100	300	5.64%	93
Total		$3,300	$390	$2,910		$993

(a)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(b)Issuances under the PPL Capital Funding and RIE commercial paper programs are supported by the PPL Capital Funding syndicated credit facility, which has a total capacity of $1.25 billion. At June 30, 2024, the borrowing sublimits were $400 million for RIE and $850 million for PPL Capital Funding. At December 31, 2023, the borrowing sublimits under the facility were $250 million at RIE and $1 billion at PPL Capital Funding. PPL Capital Funding’s Commercial paper program is also backed by a separate bilateral credit facility for $100 million.
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

Dividends

In May 2024, PPL declared a quarterly cash dividend on its common stock, payable July 1, 2024, of 25.75 cents per share (equivalent to $1.03 per annum).

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

In connection with the Acquisition, National Grid USA Service Company, Inc., National Grid USA and Narragansett Electric have entered into a transition services agreement (TSA), pursuant to which the National Grid entities have agreed to provide certain transition services to Narragansett Electric to facilitate the transition of the operation of Narragansett Electric to PPL following the Acquisition, as agreed upon in the Narragansett share purchase agreement. The TSA is for an initial two-year term and certain aspects have been extended to the third quarter of 2024. TSA costs were $49 million and $97 million during the three and six months ended June 30, 2024, and $63 million and $120 million during the three and six months ended June 30, 2023.

Commitments to the Rhode Island Division of Public Utilities and Carriers and the Attorney General of the State of Rhode Island

As a condition to the Acquisition, PPL made certain commitments to the Rhode Island Division of Public Utilities and Carriers and the Attorney General of the State of Rhode Island. See Note 9 in PPL's 2023 Form 10-K for a complete listing of those commitments. PPL incurred the following expenses related to some of the remaining commitments:

•RIE will forgo potential recovery of any and all transition costs which includes (1) the installation of certain information technology systems; (2) modification and enhancements to physical facilities in Rhode Island; and (3) incurring costs related to severance payments, communications and branding changes, and other transition related costs. These costs, which are being expensed as incurred, were $83 million and $165 million for the three and six months ended June 30, 2024, and $70 million and $124 million for the three and six months ended June 30, 2023.
•RIE will not seek to recover in rates any markup charged by National Grid USA and/or its affiliates under the TSA which were $2 million and $3 million for the three and six months ended June 30, 2024, and $2 million and $4 million for the three and six months ended June 30, 2023.

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

	Pension Benefits
	Three Months		Six Months
	2024	2023	2024	2023
PPL
Service cost	$8	$8	$17	$17
Interest cost	46	48	92	94
Expected return on plan assets	(75)	(77)	(150)	(155)
Amortization of:
Prior service cost	—	1	1	3
Actuarial loss	3	1	5	1
Net periodic defined benefit costs (credits)	$(18)	$(19)	$(35)	$(40)

	Other Postretirement Benefits
	Three Months		Six Months
	2024	2023	2024	2023
PPL
Service cost	$2	$1	$3	$3
Interest cost	7	8	14	15
Expected return on plan assets	(8)	(7)	(15)	(15)
Amortization of:
Prior service cost	1	1	1	1
Actuarial loss	(2)	(2)	(3)	(3)
Net periodic defined benefit costs (credits)	$—	$1	$—	$1

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

On January 19, 2023, the Rhode Island Division of Public Utilities and Carriers (the Division) filed a motion to dismiss RIPUC Docket No. 22-05-EE without prejudice. As grounds for its motion, the Division stated that sufficient evidence exists in the docket to warrant an independent summary investigation by the Division, to include an audit of RIE. If the Division finds sufficient grounds, the Division may proceed to a formal hearing regarding the matters under investigation. Upon the conclusion of its investigation, the Division will provide the RIPUC with a report outlining the Division’s findings and final decision. On January 30, 2023, the Rhode Island Attorney General filed an objection to the Division’s motion to dismiss; RIE and National Grid USA each filed responses with the RIPUC requesting that any additional action taken by the RIPUC or the Division be considered after National Grid USA completes its internal investigation report, which National Grid USA filed with the RIPUC on March 10, 2023. On February 24, 2023, the Division initiated the independent summary investigation that it had referenced in its motion to dismiss. The RIPUC held a hearing on March 28, 2023 to hear oral arguments regarding the Division’s motion to dismiss and subsequently denied the motion. On November 27, 2023, the Division filed testimony recommending the RIPUC disallow a portion of the performance incentive awarded from 2012 through 2021. On January 19, 2024, the Division and the Rhode Island Attorney General filed their respective briefs recommending that the RIPUC assess financial penalties on the Company. The Division also recommended that the RIPUC consider further regulatory investigations and analysis within each of the energy efficiency dockets from 2012 through 2020, to confirm the accuracy of claimed savings and to document all conduct and actions that would trigger penalties. On April 2, 2024, the RIPUC issued an amended order that expressly expands the scope of the proceeding to address issues of accountability and the question of whether statutory penalties should be assessed against RIE relating to the manipulation of the reporting of invoices affecting the recovery of past shareholder incentives and the resulting impact on RIE’s customers. This RIPUC proceeding remains open and, in parallel, the Division’s summary investigation remains ongoing. In the RIPUC proceeding, RIE and National Grid USA filed testimony on June 14, 2024, supporting their position that the appropriate amount to be refunded to the energy efficiency program is less than $1 million. The Division’s current position is that $11 million is the appropriate amount to be refunded to the energy efficiency program. The Division’s testimony on statutory penalties is due August 30, 2024. At this time, it is not possible to predict the final outcome or determine the total amount of any additional liabilities that may be incurred by RIE in connection with this matter or the Division’s summary investigation. RIE does not expect this matter will have a material adverse effect on its results of operations, financial position or cash flows.

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

Water/Waste (PPL, LG&E and KU)

ELGs

In 2015, the EPA finalized ELGs for wastewater discharge permits for new and existing steam electricity generating facilities. These guidelines require deployment of additional control technologies providing physical, chemical and biological treatment and mandate operational changes including "zero discharge" requirements for certain wastewaters. The implementation date for individual generating stations was to be determined by the states on a case-by-case basis according to criteria provided by the EPA. In September 2017, the EPA issued a rule to postpone the compliance date for certain requirements. In October 2020, the EPA issued revisions to its best available technology standards for certain wastewaters and potential extensions to compliance dates (the Reconsideration Rule). On May 9, 2024, the EPA issued a final rule modifying the 2020 ELG revisions. The rule increases the stringency of previous control technology and zero discharge requirements, revises certain exemptions for generating units planned for retirement, and requires case-by-case limitations for legacy wastewaters based on the best professional judgment of the state regulators. Legal challenges to the final rule have been consolidated before the U.S. Court of Appeals for the Eighth Circuit. The final rule is currently under evaluation by PPL, LG&E, and KU, but could potentially result in significant operational changes and additional controls for LG&E and KU plants. The ELGs are expected to be implemented by the states or applicable permitting authorities in the course of their normal permitting activities. Certain costs are included in the Registrants' capital plans and expected to be recovered from customers through rate recovery mechanisms, but additional costs and recovery will depend on further regulatory developments at the state level.

CCRs

In 2015, the EPA issued a final rule governing management of CCRs which include fly ash, bottom ash and sulfur dioxide scrubber wastes (2015 CCR Rule). The 2015 CCR Rule imposed extensive new requirements for certain CCR impoundments and landfills, including public notifications, location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements, and specifies restrictions relating to the beneficial use of CCRs. In January 2022, the EPA issued several proposed regulatory determinations, facility notifications, and public announcements which indicate increased scrutiny by the EPA to determine the adequacy of measures taken by facility owners and operators to achieve closure of CCR surface impoundments and landfills. In particular, the agency indicated that it will focus on certain practices which it views as posing a threat of continuing groundwater contamination. On May 8, 2024, the EPA issued a final rule (2024 CCR Rule) establishing regulatory requirements for inactive surface impoundments at inactive electricity generation facilities (legacy impoundments). The 2024 CCR Rule also establishes identification, groundwater monitoring, corrective action, closure, and post-closure care requirements for all CCR management units, as defined in the rule, at regulated CCR facilities regardless of how or when the CCR was placed. The rule also requires LG&E and KU to complete applicability determinations, implement site security measures, initiate weekly inspections and monthly monitoring of the impoundment, create a website, and complete hazard assessments and reports for its legacy impoundments. Additionally, the rule could potentially subject CCR management units that have previously completed remedial action and closure and certain beneficial use projects to additional federal regulatory requirements. Legal challenges to the rule have been filed in the D.C. Circuit Court.

In connection with the 2015 CCR Rule, LG&E and KU recorded adjustments to existing AROs beginning in 2015. In connection with the 2024 CCR Rule, in the second quarter of 2024, LG&E and KU recognized ARO obligations related to preliminary risk assessments, facility evaluations, feasibility studies and sampling. See Note 15 for additional information. The results of those evaluations, as well as future guidance, regulatory determinations, rulemakings, implementation determinations and other developments could potentially require revisions to current LG&E and KU compliance plans including additional monitoring and remediation at surface impoundments and landfills, the cost of which could be material. PPL, LG&E and KU are unable to predict the outcome of the ongoing litigation, rulemaking, and regulatory determinations or potential impacts on current LG&E and KU compliance plans. PPL, LG&E and KU are currently finalizing or revising closure plans and schedules in accordance with applicable regulations and further material changes to AROs, current capital plans or operating costs may be required as estimates are refined based on closure developments, groundwater monitoring results, and regulatory or legal proceedings. Costs relating to this rule are expected to be subject to rate recovery.

LG&E and KU received KPSC approval for a compliance plan associated with the 2015 CCR Rule providing for the closure of impoundments at the Mill Creek, Trimble County, E.W. Brown, and Ghent stations, and construction of process water management facilities at those plants. In addition to the foregoing measures required for compliance with the federal CCR Rule, KU also received KPSC approval for its plans to close impoundments at the retired Green River, Pineville and Tyrone plants to comply with applicable state law. LG&E and KU have completed planned closure measures at most of the subject impoundments and have commenced post closure groundwater monitoring as required at those facilities. LG&E and KU generally expect to complete all impoundment closures within five years of commencement, although a longer period may be required to complete closure of some facilities. Associated costs are expected to be subject to rate recovery.

Superfund and Other Remediation

(All Registrants)

The Registrants are potentially responsible for investigating and remediating contamination under the federal Superfund program and similar state programs. Actions are under way at certain sites including former manufactured gas plants in Pennsylvania, Rhode Island and Kentucky previously owned or operated by, or currently owned by predecessors or affiliates of, PPL subsidiaries.

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

The EPA is evaluating the risks associated with polycyclic aromatic hydrocarbons and naphthalene, chemical by-products of manufactured gas plant operations. As a result, individual states may establish stricter standards for water quality and soil cleanup, that could require several PPL subsidiaries to take more extensive assessment and remedial actions at former manufactured gas plants. The Registrants cannot reasonably estimate a range of possible losses, if any, related to these matters.

(PPL and PPL Electric)

PPL Electric is a potentially responsible party for a share of clean-up costs at certain sites. Cleanup actions have been or are being undertaken at these sites as requested by governmental agencies, the costs of which have not been and are not expected to be significant to PPL Electric.

As of June 30, 2024 and December 31, 2023, PPL Electric had a recorded liability of $8 million, representing its best estimate of the probable loss incurred to remediate these sites.

(PPL)

RIE is a potentially responsible party for a share of clean-up costs at certain sites including former manufactured gas plant facilities formerly owned by the Blackstone Valley Gas and Electric Company and the Rhode Island gas distribution assets of the New England Gas division of Southern Union Company and electric operations at certain RIE facilities. RIE is currently investigating and remediating, as necessary, those sites and certain other properties under agreements with governmental agencies, the costs of which have not been and are not expected to be significant to PPL.

As of June 30, 2024 and December 31, 2023, PPL had a recorded liability of $99 million, representing its best estimate of the remaining costs of RIE's environmental remediation activities. These undiscounted costs are expected to be incurred over approximately 30 years and generally to be subject to rate recovery. However, remediation costs for each site may be materially higher than estimated, depending on changing technologies and regulatory standards, selected end uses for each site, and actual environmental conditions encountered. RIE has recovered amounts from certain insurers and potentially responsible parties, and, where appropriate, may seek additional recovery from other insurers and potentially responsible parties, but it is uncertain whether, and to what extent, such efforts will be successful.

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

Gas - Security Directives (PPL and LG&E)

In May and July of 2021, the Department of Homeland Security’s (DHS) Transportation Security Administration (TSA) released two security directives applicable to certain notified owners and operators of natural gas pipeline facilities (including local distribution companies) that the TSA has determined to be critical. The TSA has determined that LG&E is within the scope of the directive, while RIE has not been notified of this distinction. The first security directive required notified owners/

operators to implement cybersecurity incident reporting to the DHS, designate a cybersecurity coordinator, and perform a gap assessment of current entity cybersecurity practices against certain voluntary TSA security guidelines and report relevant results and proposed mitigation to applicable DHS agencies. The second security directive, revised in July of 2023, requires refinement of the cybersecurity implementation plan and the cybersecurity assessment plan. LG&E does not believe the security directives have had or will have a significant impact on LG&E’s operations or financial condition.

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

(All Registrants)

The table below details guarantees provided as of June 30, 2024. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The Registrants believe the probability of expected payment/performance under each of these guarantees is remote, except for the guarantees and indemnifications related to the sale of Safari Holdings, which PPL believes are reasonably possible but not probable of occurring. For reporting purposes, on a consolidated basis, the guarantees of PPL include the guarantees of its subsidiary Registrants.

	Exposure at June 30, 2024		Expiration Date
PPL
Indemnifications related to certain tax liabilities related to the sale of the U.K. utility business	£50	(a)	2028
PPL guarantee of Safari payment obligations under certain sale/leaseback financing transactions related to the sale of Safari Holdings	$113	(b)	2028
Indemnifications for losses suffered related to items not covered by Aspen Power's representation and warranty insurance associated with the sale of Safari Holdings	140	(c)	2028
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(d)

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
(d)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement, and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. PPL's proportionate share of OVEC's outstanding debt was $86 million at June 30, 2024, consisting of LG&E's share of $60 million and KU's share of $26 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 13 in PPL's, LG&E's and KU's 2023 Form 10-K for additional information on the OVEC power purchase contract.

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

	Three Months		Six Months
	2024	2023	2024	2023
PPL Electric from PPL Services	$53	$55	$109	$114
LG&E from LKS	28	28	57	60
LG&E from PPL Services	20	12	31	20
KU from LKS	30	34	68	75
KU from PPL Services	19	13	30	23

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

Intercompany Borrowings

(PPL Electric)

CEP Reserves maintains a $800 million revolving line of credit with a PPL Electric subsidiary. At June 30, 2024, CEP Reserves had $502 million of borrowings outstanding. At December 31, 2023, CEP Reserves had no borrowings outstanding. The interest rates on borrowings are equal to an adjusted one-month SOFR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the PPL Electric Income Statements.

(LG&E and KU)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to the difference between LG&E's FERC borrowing limit and LG&E's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At June 30, 2024, LG&E's money pool unused capacity was $721 million. At June 30, 2024, LG&E had borrowings outstanding from KU and/or LKE of $19 million. These balances are reflected in "Notes payable to affiliates" on the LG&E Balance Sheets. At December 31, 2023, LG&E had insignificant borrowings outstanding from KU and/or LKE.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to the difference between KU's FERC borrowing limit and KU's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At June 30, 2024, KU's money pool unused capacity was $537 million. At June 30, 2024, KU had borrowings outstanding from LG&E and/or LKE of $13 million. These balances are reflected in "Notes payable to affiliates" on the KU Balance Sheets. At December 31, 2023, KU had no borrowings outstanding from LG&E and/or LKE.

12. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended June 30, were:

	Three Months		Six Months
	2024	2023	2024	2023
Defined benefit plans - non-service credits (Note 9)	$15	$(1)	$23	$16
Interest income	6	8	15	17
AFUDC - equity component	12	8	21	14
Charitable contributions	(2)	—	(4)	(2)
Miscellaneous (a)	1	(10)	(1)	(10)
Other Income (Expense) - net	$32	$5	$54	$35

(a)2023 includes legal expenses incurred and insurance reimbursements received related to litigation with a former affiliate, Talen Montana.

(PPL Electric)

The details of "Other Income (Expense) - net" for the periods ended June 30, were:

	Three Months		Six Months
	2024	2023	2024	2023
Defined benefit plans - non-service credits (Note 9)	$4	$5	$9	$10
Interest income	1	1	3	5
AFUDC - equity component	7	4	11	8
Charitable contributions	(2)	—	(3)	(2)
Miscellaneous	1	(1)	—	—
Other Income (Expense) - net	$11	$9	$20	$21

(LG&E)

The details of "Other Income (Expense) - net" for the periods ended June 30, were:

	Three Months		Six Months
	2024	2023	2024	2023
Defined benefit plans - non-service credits (Note 9)	$2	$(1)	$2	$—
Interest income	—	—	1	—
AFUDC - equity component	2	1	3	1
Miscellaneous	—	—	—	1
Other Income (Expense) - net	$4	$—	$6	$2

(KU)

The details of "Other Income (Expense) - net" for the periods ended June 30, were:

	Three Months		Six Months
	2024	2023	2024	2023
Defined benefit plans - non-service credits (Note 9)	$3	$3	$4	$4
Interest income	—	—	1	—
AFUDC - equity component	2	1	3	1
Miscellaneous	(1)	(1)	(2)	—
Other Income (Expense) - net	$4	$3	$6	$5

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	June 30, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$282	$282	$—	$—	$331	$331	$—	$—
Restricted cash and cash equivalents (a)	42	42	—	—	51	51	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	324	324	—	—	382	382	—	—
Special use funds (a):
Money market fund	1	1	—	—	1	1	—	—
Commingled debt fund measured at NAV (c)	6	—	—	—	9	—	—	—
Commingled equity fund measured at NAV (c)	5	—	—	—	8	—	—	—
Total special use funds	12	1	—	—	18	1	—	—
Price risk management assets (d):
Gas contracts	2	—	—	2	1	—	1	—
Total assets	$338	$325	$—	$2	$401	$383	$1	$—

Liabilities
Price risk management liabilities (d):
Interest rate swaps	$4	$—	$4	$—	$7	$—	$7	$—
Gas contracts	22	—	22	—	60	—	41	19
Total price risk management liabilities	$26	$—	$26	$—	$67	$—	$48	$19

PPL Electric
Assets
Cash and cash equivalents	$13	$13	$—	$—	$51	$51	$—	$—
Total assets	$13	$13	$—	$—	$51	$51	$—	$—

LG&E
Assets
Cash and cash equivalents	$8	$8	$—	$—	$18	$18	$—	$—
Restricted cash and cash equivalents (a)	20	20	—	—	26	26	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	28	28	—	—	44	44	—	—
Total assets	$28	$28	$—	$—	$44	$44	$—	$—

	June 30, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Liabilities
Price risk management liabilities:
Interest rate swaps	$4	$—	$4	$—	$7	$—	$7	$—
Total price risk management liabilities	$4	$—	$4	$—	$7	$—	$7	$—

KU
Assets
Cash and cash equivalents	$11	$11	$—	$—	$14	$14	$—	$—
Restricted cash and cash equivalents (a)	20	20	—	—	24	24	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	31	31	—	—	38	38	—	—
Total assets	$31	$31	$—	$—	$38	$38	$—	$—

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

A reconciliation of net assets classified as Level 3 for the six months ended June 30 is as follows:

Gas Contracts
2024
Balance at beginning of period	$(19)
Purchases	2
Settlements	19
Balance at end of period	$2

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

	June 30, 2024		December 31, 2023
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$15,757	$14,794	$14,612	$14,031
PPL Electric	5,212	4,929	4,567	4,475
LG&E	2,470	2,301	2,469	2,369
KU	3,065	2,765	3,064	2,861

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

PPL, LG&E and KU had no obligation to return or post cash collateral under master netting arrangements at June 30, 2024 and December 31, 2023.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL had no such contracts at June 30, 2024.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three and six months ended June 30, 2024 and 2023, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At June 30, 2024, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At June 30, 2024, LG&E held contracts with a notional amount of $64 million that mature in 2033.

Commodity Price Risk (PPL)

Economic Activity

RIE enters into derivative contracts that economically hedge natural gas purchases. Realized gains and losses from the derivatives are recoverable through regulated rates, therefore subsequent changes in fair value are included in regulatory assets or liabilities until they are realized as purchased gas. Realized gains and losses are recognized in "Energy Purchases" on the Statements of Income upon settlement of the contracts. At June 30, 2024, RIE held contracts with notional volumes of 53 Bcf that range in maturity from 2024 through 2029.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts include certain full requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps and certain RIE commodity gas contracts that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at June 30, 2024 and December 31, 2023.

See Note 1 in each Registrant's 2023 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	June 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities (a):
Interest rate swaps (b)	$—	$—	$—	$1
Gas contracts	2	20	1	51
Total current	2	20	1	52
Noncurrent:
Price Risk Management Assets/Liabilities (a):
Interest rate swaps (b)	—	4	—	6
Gas contracts	—	2	—	9
Total noncurrent	—	6	—	15
Total derivatives	$2	$26	$1	$67

(a)Current portion is included in "Other current assets" and "Other current liabilities" and noncurrent portion is included in "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets. Excludes accrued interest, if applicable.
(b)Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended June 30, 2024.

	Three Months	Six Months		Three Months	Six Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$—	$—	Interest expense	$(1)	$(2)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Six Months
Gas contracts	Energy purchases	$(9)	$(25)
	Total	$(9)	$(25)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$1	$2
Gas contracts	Regulatory assets - current	11	33
	Regulatory assets - noncurrent	2	6
	Total	$14	$41

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended June 30, 2023.

	Three Months	Six Months		Three Months	Six Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$—	$—	Interest expense	$(1)	$(2)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Six Months
Interest rate swaps	Interest expense	$—	$—
Gas contracts	Energy purchases	(4)	(6)
	Other income (expense) - net	(1)	—
	Total	$(5)	$(6)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$2	$1
Gas contracts	Regulatory assets - current	2	(26)
	Regulatory assets - noncurrent	—	7
	Total	$4	$(18)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended June 30, 2024.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months	Six Months
	Interest Expense	Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$182	$361
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(1)	(2)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended June 30, 2023.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months	Six Months
	Interest Expense	Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$165	$329
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(1)	(2)

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	June 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities:
Interest rate swaps	$—	$—	$—	$1
Total current	—	—	—	1
Noncurrent:
Price Risk Management Assets/Liabilities:
Interest rate swaps	—	4	—	6
Total noncurrent	—	4	—	6
Total derivatives	$—	$4	$—	$7

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended June 30, 2024.

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
June 30, 2024
Derivatives
PPL	$2	$1	$—	$1	$26	$1	$—	$25
LG&E	—	—	—	—	4	—	—	4

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2023
Derivatives
PPL	$1	$—	$—	$1	$67	$—	$—	$67
LG&E	—	—	—	—	7	—	—	7

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

(PPL)

At June 30, 2024, derivative contracts in a net liability position that contain credit risk-related contingent features was $20 million. At June 30, 2024, the aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade was $21 million.

15. Asset Retirement Obligations

(PPL, LG&E and KU)

PPL's, LG&E's and KU's ARO liabilities are primarily related to CCR closure costs. See Note 10 for information on the CCR rules. LG&E and RIE also have AROs related to natural gas mains and wells. LG&E's and KU's transmission and distribution lines largely operate under perpetual property easement agreements, which do not generally require restoration upon removal of the property. Therefore, no material AROs are recorded for transmission and distribution assets. For LG&E, KU and RIE, all ARO accretion and depreciation expenses are reclassified as a regulatory asset or regulatory liability. ARO regulatory assets associated with certain CCR projects resulting from the 2015 CCR Rule are amortized to expense in accordance with regulatory approvals. For other AROs, deferred accretion and depreciation expense is recovered through cost of removal.

The changes in the carrying amounts of AROs were as follows.

	PPL	LG&E	KU
Balance at December 31, 2023	$158	$85	$66
Accretion	4	2	2
New obligations incurred (a)	9	3	6
Changes in estimated cash flow or settlement date	—	1	(1)
Obligations settled	(10)	(6)	(4)
Balance at June 30, 2024	$161	$85	$69

(a)    Primarily includes obligations recognized for preliminary risk assessments, facility evaluations, feasibility studies and sampling related to the CCR rule issued by the EPA in May of 2024. See Note 10 for additional information.

16. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended June 30 were as follows.

	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
		Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
March 31, 2024	$7	$4	$(4)	$(168)	$(161)
Amounts arising during the period	—	—	—	2	2
Reclassifications from AOCI	—	—	—	(1)	(1)
Net OCI during the period	—	—	—	1	1
June 30, 2024	$7	$4	$(4)	$(167)	$(160)

December 31, 2023	$6	$3	$(4)	$(168)	$(163)
Amounts arising during the period	—	1	—	2	3
Reclassifications from AOCI	1	—	—	(1)	—
Net OCI during the period	1	1	—	1	3
June 30, 2024	$7	$4	$(4)	$(167)	$(160)

March 31, 2023	$4	$3	$(5)	$(125)	$(123)
Amounts arising during the period	—	—	—	(15)	(15)
Reclassifications from AOCI	—	—	1	—	1
Net OCI during the period	—	—	1	(15)	(14)
June 30, 2023	$4	$3	$(4)	$(140)	$(137)

December 31, 2022	$3	$2	$(5)	$(124)	$(124)
Amounts arising during the period	—	1	—	(15)	(14)
Reclassifications from AOCI	1	—	1	(1)	1
Net OCI during the period	1	1	1	(16)	(13)
June 30, 2023	$4	$3	$(4)	$(140)	$(137)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the periods ended June 30.

	Three Months		Six Months		Affected Line Item on the
Details about AOCI	2024	2023	2024	2023	Statements of Income
Qualifying derivatives
Interest rate swaps	$(1)	$(1)	$(2)	$(2)	Interest Expense
Total Pre-tax	(1)	(1)	(2)	(2)
Income Taxes	1	1	1	1
Total After-tax	—	—	(1)	(1)

Defined benefit plans
Prior service costs (a)	—	(1)	—	(1)
Net actuarial loss (a)	2	1	2	2
Total Pre-tax	2	—	2	1
Income Taxes	(1)	(1)	(1)	(1)
Total After-tax	1	(1)	1	—

Total reclassifications during the period	$1	$(1)	$—	$(1)

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

Adoption of ASU 2023-07 will result in the Registrants including the additional required disclosures. The Registrants plan to adopt ASU 2023-07 effective for the year ending December 31, 2024.

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

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2024 with the same periods in 2023. The PPL "Results of Operations" also includes "Segment Earnings," which provides a detailed analysis of earnings by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

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

Financial and Operational Developments

Transfer of Certain Credits under the Inflation Reduction Act (PPL)

The IRS released the final Internal Revenue Code Section 6418 regulations related to the transfer of certain credits under the Inflation Reduction Act. The regulations became effective on July 1, 2024. PPL has reviewed the final regulations and does not anticipate a material impact to the financial statements regarding prior or future credit transfers.

Regulatory Requirements

(All Registrants)

The Registrants cannot predict the impact that future regulatory requirements may have on their financial condition or results of operations.

(PPL, LG&E and KU)

Environmental Considerations for Coal-Fired Generation

The businesses of LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, and ELGs. See Notes 6, 10 and 15 to the Financial Statements for a discussion of these significant environmental matters. These and other environmental requirements led PPL, LG&E and KU to retire approximately 1,200 MW of coal-fired generating plants in Kentucky since 2010. As part of the long-term generation planning process, LG&E and KU evaluate a range of factors including the impact of potential stricter environmental regulations, fuel price scenarios, the cost and availability of replacement generation, continued operations and major maintenance costs and the risk of major equipment failures in determining when to retire generation assets.

As a result of environmental requirements and aging infrastructure, LG&E has sought and obtained approval to retire two older coal-fired units at the Mill Creek Plant. Mill Creek Unit 1, with 300 MW of capacity, is expected to be retired in 2024. Mill Creek Unit 2, with 297 MW of capacity, is expected to be retired in 2027, subject to certain conditions.

FERC Transmission Rate Filing

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going waivers and credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the U.S. Court of Appeals - D.C. Circuit (D.C. Circuit Court of Appeals) regarding the FERC's orders on the elimination of the mitigation and required transition mechanism. In August 2022, the D.C. Circuit Court of Appeals issued an order remanding the proceedings back to the FERC. On May 18, 2023, the FERC issued an order on remand reversing its 2019 decision and requiring LG&E and KU to refund credits previously withheld, including under such transition mechanism. LG&E and KU filed a petition for review of the FERC's May 18, 2023 order with the D.C. Circuit Court of Appeals and provided refunds in accordance with the FERC order on December 1, 2023. The FERC issued an order on LG&E's and KU's compliance filing on November 16, 2023, and LG&E and KU filed a petition for review of this November 16, 2023 order on February 14, 2024. FERC issued the substantive order on rehearing on March 21, 2024, reaffirming its prior decision. LG&E and KU filed their opening brief with the D.C. Circuit Court of Appeals on June 24, 2024. LG&E and KU cannot predict the ultimate outcome of the proceedings or any other post decision process but do not expect the annual impact to have a material effect on their operations or financial condition. LG&E and KU currently receive recovery of certain waivers and credits primarily through base rates increases, provided, however, that increases associated with the FERC's May 18, 2023 order are expected to be subject to future rate proceedings.

(PPL)

FY 2025 Gas ISR Plan

On December 22, 2023, RIE filed its FY 2025 Gas ISR Plan with the RIPUC with a budget that includes $185 million of capital investment spend, plus up to an additional $11 million of contingency plan spend in light of the Pipeline and Hazardous Materials Safety Administration's potential enactment of regulations during FY 2025 that, if enacted, would significantly alter RIE's leak detection and repair obligations under such regulations. RIE also filed its proposed gas ISR plan budgetary and reconciliation framework, addressing issues raised in connection with its FY 2024 submission, with its FY 2025 ISR Plan. The RIPUC held hearings in March 2024, and on March 26, 2024, approved the plan, including the proposed budgetary and reconciliation framework, with a total approved FY 2025 Gas ISR Plan of $180 million of which $168 million is for capital investment spend and $12 million spend for paving costs as operations and maintenance (O&M), plus the potential additional $11 million available if the above-mentioned regulations are implemented by the Pipeline and Hazardous Materials Safety Administration. On March 28, 2024, the RIPUC approved RIE's compliance filing for rates effective April 1, 2024.

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

Rate Case Proceedings (KU)
On April 30, 2024, KU filed a request with the VSCC for an annual increase in Virginia base electricity rates of approximately $9 million. KU's request is based on an authorized 10.5 % return on equity. Subject to regulatory review and approval, new rates would become effective February 1, 2025. Discovery from VSCC staff has begun. The deadline for requests for intervention is August 9, 2024 with written testimony from VSCC staff, intervenor witnesses and KU rebuttal to follow. A public hearing on the matter is scheduled to start on November 13, 2024.

DSIC Petition (PPL and PPL Electric)

On April 26, 2024, PPL Electric filed a Petition with the PAPUC requesting that the PAPUC waive PPL Electric's DSIC cap of 5% of billed revenues and increase the maximum allowable DSIC to 9% for bills rendered on or after January 1, 2025. The publicly available procedural and litigation schedule currently contemplates that the PAPUC would issue a final order at its January 23, 2025 Public Meeting. PPL Electric cannot predict the outcome of this matter.

Long-Term Infrastructure Improvement Plan Petition (LTIIP) (PPL and PPL Electric)

On January 17, 2024, PPL Electric filed a petition with the PAPUC seeking to modify its LTIIP, which covers the period from 2023 through 2027, to increase the total projected capital spending for existing LTIIP programs and to add a new LTIIP program. On July 11, 2024, the PAPUC approved the petition in part, allowing for an increase of $203 million for existing LTIIP programs. The proposed new LTIIP program was determined not to be eligible for recovery under the DSIC. However, investments in such program are potentially recoverable through a base rate proceeding.

Labor Union Agreements

(PPL)

In May 2024, PPL and the Rhode Island UWUA locals ratified a five-year labor agreement through May 2029. The agreement covers over 530 employees. The terms of the new labor agreement are not expected to have a significant impact on the financial results of PPL.

(PPL and KU)

In July 2024, KU and the IBEW local reached, and local members subsequently ratified, a new three-year labor agreement through July 2027. The agreement covers approximately 60 employees. The terms of the new labor agreement are not expected to have a significant impact on the financial results of KU or PPL.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2024 with the same periods in 2023. The "Segment Earnings" discussion provides a review of results by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

(PPL Electric, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2024 with the same periods in 2023.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis and Segment Earnings

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2024	2023	$ Change	2024	2023	$ Change
Operating Revenues	$1,881	$1,823	$58	$4,185	$4,238	$(53)

Operating Expenses
Operation
Fuel	181	167	14	390	368	22
Energy purchases	275	340	(65)	795	1,074	(279)
Other operation and maintenance	623	609	14	1,249	1,168	81
Depreciation	319	313	6	635	626	9
Taxes, other than income	93	89	4	181	199	(18)
Total Operating Expenses	1,491	1,518	(27)	3,250	3,435	(185)
Operating Income	390	305	85	935	803	132
Other Income (Expense) - net	32	5	27	54	35	19
Interest Expense	182	165	17	361	329	32
Income Before Income Taxes	240	145	95	628	509	119
Income Taxes	50	33	17	131	112	19
Net Income	$190	$112	$78	$497	$397	$100

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
PPL Electric distribution price (a)	$20	$23
PPL Electric distribution volume (b)	22	33
PPL Electric PLR (c)	(53)	(209)
PPL Electric transmission formula rate (d)	17	35
LG&E volumes (b)	14	27
LG&E fuel and other energy purchases (e)	2	(8)
KU volumes (b)	13	33
KU fuel and other energy purchases (f)	8	12
RIE energy purchases and other recoveries (g)	(20)	(56)
RIE capital investments	16	29
RIE transmission formula rate	11	14
Other	8	14
Total	$58	$(53)

(a)The increases were primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)The increases were primarily due to weather, along with other higher usage in 2024 at PPL Electric.
(c)The decreases were primarily the result of lower energy prices and fewer PLR customers, partially offset by higher customer volumes due to weather and other higher usage.
(d)The increases were primarily due to returns on additional transmission capital investments, return of depreciation and O&M expenses and delayed implementation of moving to a calendar year rate in 2023, partially offset by the prior year point to point border rate settlement variance.
(e)The decrease for the six months ended June 30, 2024 was primarily due to lower recoveries of energy purchases, partially offset by higher recoveries of fuel expense.
(f)The increases were primarily due to higher recoveries of fuel expense from increased volumes.
(g)The decrease for the three months ended June 30, 2024 was primarily due to lower recoveries of energy purchases and pension expenses. The decrease for the six months ended June 30, 2024 was primarily due to lower recoveries of energy purchases, gross earnings tax and pension expenses, partially offset by higher recoveries of gas maintenance expenses.

Fuel

Fuel expense increased $14 million for the three months ended June 30, 2024 compared with 2023, primarily due to a $20 million increase in volumes due to weather at KU, partially offset by a $4 million decrease in commodity costs at KU.

Fuel expense increased $22 million for the six months ended June 30, 2024 compared with 2023, primarily due to a $28 million increase in volumes due to weather at KU, partially offset by an $11 million decrease in commodity costs at KU.

Energy Purchases

Energy purchases decreased $65 million for the three months ended June 30, 2024 compared with 2023, primarily due to lower PLR prices of $63 million at PPL Electric, a decrease in commodity costs of $5 million at LG&E and a decrease in commodity costs of $9 million at RIE, partially offset by an increase in PLR volumes of $12 million at PPL Electric.

Energy purchases decreased $279 million for the six months ended June 30, 2024 compared with 2023, primarily due to lower PLR prices of $174 million and lower PLR volumes of $19 million at PPL Electric, a decrease in commodity costs of $24 million at LG&E and a decrease in commodity costs of $66 million at RIE.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Six Months
PPL Electric storm costs	$16	$24
PPL Electric vegetation management expenses	3	8
PPL Electric bad debts	(11)	7
PPL Electric operations costs	(2)	(15)
PPL Electric Act 129	4	8
LG&E ECR expenses	(5)	(9)
KU ECR expenses	(4)	(7)
KU overhead line expenses	(3)	(4)
KU transmission expenses	(6)	(5)
RIE gas maintenance expenses	—	45
RIE energy efficiency program expenses	2	13
RIE pension expenses	(7)	(18)
RIE bad debt expenses	13	14
Transition costs associated with RIE	13	41
Other	1	(21)
Total	$14	$81

Taxes, Other Than Income

The increase (decrease) in taxes, other than income was due to:

	Three Months	Six Months
State gross receipts tax (a)	$(3)	$(33)
Domestic property tax expense	7	15
Total	$4	$(18)

(a)    The decrease for the six months ended June 30, 2024 was primarily due to the RIE Gross Earnings Tax Holiday Credit.

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net was due to:

	Three Months	Six Months
Defined benefit plans - non-service credits (Note 9)	$16	$7
Other	11	12
Total	$27	$19

Interest Expense

The increase (decrease) in interest expense was due to:

	Three Months	Six Months
Long-term debt (a)	$16	$32
Other	1	—
Total	$17	$32

(a)    The increases were primarily due to increased borrowings. See Note 7 to the Financial Statements for additional information.

Income Taxes

The increase (decrease) in income taxes was due to:

	Three Months	Six Months
Change in pre-tax income	$20	$20
Valuation allowance adjustments	(3)	(2)
Utility rate-making adjustments (a)	(3)	(3)
Other	3	4
Total	$17	$19

(a)    Primarily consists of tax impacts of AFUDC equity and related depreciation across PPL's regulated utility subsidiaries and flow through tax impacts of Pennsylvania utility ratemaking. Flow through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

Segment Earnings

PPL's Net Income (Loss) by reportable segment for the periods ended June 30 was as follows:

	Three Months			Six Months
	2024	2023	$ Change	2024	2023	$ Change
Kentucky Regulated	$134	$91	$43	$324	$257	$67
Pennsylvania Regulated	150	110	40	299	248	51
Rhode Island Regulated	12	10	2	76	64	12
Corporate and Other (a)	(106)	(99)	(7)	(202)	(172)	(30)
Net Income (Loss)	$190	$112	$78	$497	$397	$100

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

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended June 30 were as follows:

	Three Months			Six Months
	2024	2023	$ Change	2024	2023	$ Change
Kentucky Regulated	$134	$96	$38	$325	$263	$62
Pennsylvania Regulated	155	117	38	316	254	62
Rhode Island Regulated	28	23	5	106	94	12
Corporate and Other	(35)	(21)	(14)	(63)	(44)	(19)
Earnings from Ongoing Operations	$282	$215	$67	$684	$567	$117

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LG&E's and KU's regulated electricity generation, transmission and distribution operations, as well as LG&E's regulated distribution and sale of natural gas.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2024	2023	$ Change	2024	2023	$ Change
Operating Revenues	$819	$778	$41	$1,803	$1,738	$65
Fuel	181	167	14	390	368	22
Energy purchases	22	28	(6)	99	118	(19)
Other operation and maintenance	195	217	(22)	397	426	(29)
Depreciation	177	174	3	353	347	6
Taxes, other than income	24	23	1	49	46	3
Total Operating Expenses	599	609	(10)	1,288	1,305	(17)
Other Income (Expense) - net	9	3	6	12	6	6
Interest Expense	61	59	2	121	117	4
Income Taxes	34	22	12	82	65	17
Net Income	134	91	43	324	257	67
Less: Special Items	—	(5)	5	(1)	(6)	5
Earnings from Ongoing Operations	$134	$96	$38	$325	$263	$62

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2024	2023	2024	2023
Strategic corporate initiatives, net of tax of $0, $0 (a)	Other operation and maintenance	$—	$—	$(1)	$(1)
FERC transmission credit refund, net of tax of $2, $2 (b)	Other operation and maintenance	—	(5)	—	(5)
Total Special Items		$—	$(5)	$(1)	$(6)

(a)Costs incurred related to PPL's corporate centralization efforts.
(b)Prior period impact related to a FERC refund order.

The changes in the components of the Kentucky Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

	Three Months	Six Months
Operating Revenues	$41	$65
Fuel	(14)	(22)
Energy purchases	6	19
Other operation and maintenance	16	22
Depreciation	(3)	(6)
Taxes, other than income	(1)	(3)
Other Income (Expense) - net	6	6
Interest Expense	(2)	(4)
Income Taxes	(11)	(15)
Earnings from Ongoing Operations	38	62
Special Items, after-tax	5	5
Net Income	$43	$67

•Higher operating revenues for the three and six month periods primarily due to an increase in sales volumes related to weather.

•Higher fuel expense for the three and six month periods primarily due to an increase in generation volumes primarily due to weather.

•Lower energy purchases for the three and six month periods primarily due to a decrease in commodity costs.

•Lower operation and maintenance expense for the three month period primarily due to a $9 million decrease in ECR expenses and a $6 million decrease in overhead line maintenance expenses.

•Lower operation and maintenance expense for the six month period primarily due to a $16 million decrease in ECR expenses and a $7 million decrease in overhead line maintenance expenses.

•Higher income taxes for the three and six month periods primarily due to an increase in pre-tax income.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2024	2023	$ Change	2024	2023	$ Change
Operating Revenues	$673	$667	$6	$1,443	$1,558	$(115)
Energy purchases	153	204	(51)	367	562	(195)
Other operation and maintenance	154	141	13	335	303	32
Depreciation	100	99	1	199	198	1
Taxes, other than income	30	30	—	66	74	(8)
Total Operating Expenses	437	474	(37)	967	1,137	(170)
Other Income (Expense) - net	11	9	2	20	21	(1)
Interest Income from Affiliate	10	—	10	20	—	20
Interest Expense	61	54	7	123	111	12
Income Taxes	46	38	8	94	83	11
Net Income	150	110	40	299	248	51
Less: Special Items	(5)	(7)	2	(17)	(6)	(11)
Earnings from Ongoing Operations	$155	$117	$38	$316	$254	$62

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2024	2023	2024	2023
PA tax rate change (a)	Income Taxes	$—	$—	$—	$1
PPL Electric billing issue, net of tax of $1, $2, $5, $2 (b)	Other operation and maintenance	(2)	(6)	(13)	(6)
PPL Electric billing issue, net of tax of $0, $0 (b)	Other Income (Expense) - net	—	(1)	—	(1)
Strategic corporate initiatives, net of tax of $1, $1 (c)	Other operation and maintenance	(3)	—	(4)	—
Total Special Items		$(5)	$(7)	$(17)	$(6)

(a)Impact of Pennsylvania state tax reform.
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

	Three Months	Six Months
Operating Revenues	$6	$(115)
Energy purchases	51	195
Other operation and maintenance	(14)	(18)
Depreciation	(1)	(1)
Taxes, other than income	—	8
Other Income (Expense) - net	1	(1)
Interest Income from Affiliate	10	20
Interest Expense	(7)	(12)
Income Taxes	(8)	(14)
Earnings from Ongoing Operations	38	62
Special Items, after-tax	2	(11)
Net Income	$40	$51

•Higher operating revenues for the three month period primarily due to a $22 million increase in distribution volumes from weather and higher 2024 usage, a $20 million increase in distribution prices and a $17 million increase in transmission formula rate returns, partially offset by $53 million of lower PLR.

•Lower operating revenues for the six month period primarily due to $209 million of lower PLR, partially offset by a $35 million increase in transmission formula rate returns, a $33 million increase in distribution volumes primarily due to weather and higher 2024 usage and a $23 million increase in distribution prices.

•Lower energy purchases for the three month period primarily due to $63 million of lower PLR prices, partially offset by $12 million of higher PLR volumes.

•Lower energy purchases for the six month period primarily due to $174 million of lower PLR prices and $19 million of lower PLR volumes.

•Higher operation and maintenance expense for the three month period primarily due to a $16 million increase in storm expenses, a $5 million increase in universal service rider expenses and a $4 million increase in Act 129 related expenses, partially offset by a $12 million decrease in bad debt expenses.

•Higher operation and maintenance expense for the six month period primarily due to a $24 million increase in storm expenses, an $8 million increase in vegetation management expenses, an $8 million increase in Act 129 related expenses and a $7 million increase in universal service rider expenses, partially offset by a $17 million decrease in operations costs and a $9 million decrease in bad debt expenses.

•Higher interest income from affiliate for the three and six month periods primarily due to interest income on a short-term note receivable with an affiliated company.

•Higher interest expense for the six month period primarily due to $27 million related to increased long-term debt borrowings, partially offset by $11 million related to the redemption of floating rate first mortgage bonds in March 2023.

•Higher income taxes for the three and six month periods primarily due to higher pre-tax income.

Rhode Island Regulated Segment

The Rhode Island Regulated segment consists primarily of the regulated electricity transmission and distribution operations and regulated distribution and sale of natural gas conducted by RIE.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2024	2023	$ Change	2024	2023	$ Change
Operating Revenues	$389	$377	$12	$938	$942	$(4)
Energy purchases	100	108	(8)	329	394	(65)
Other operation and maintenance	180	158	22	336	278	58
Depreciation	40	40	—	81	79	2
Taxes, other than income	39	36	3	66	80	(14)
Total Operating Expenses	359	342	17	812	831	(19)
Other Income (Expense) - net	6	(6)	12	13	4	9
Interest Expense	23	20	3	47	39	8
Income Taxes	1	(1)	2	16	12	4
Net Income	12	10	2	76	64	12
Less: Special Items	(16)	(13)	(3)	(30)	(30)	—
Earnings from Ongoing Operations	$28	$23	$5	$106	$94	$12

The following after-tax gains (losses), which management considers special items, impacted the Rhode Island Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2024	2023	2024	2023
Acquisition integration, net of tax of $4, $3, $8, $8 (a)	Other operation and maintenance	$(16)	$(13)	$(30)	$(30)
Total Special Items		$(16)	$(13)	$(30)	$(30)

(a)Primarily includes certain TSA costs for IT systems that will not be part of PPL's ongoing operations.

The changes in the components of the Rhode Island Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

	Three Months	Six Months
Operating Revenues	$12	$(4)
Energy purchases	8	65
Other operation and maintenance	(18)	(58)
Depreciation	—	(2)
Taxes, other than income	(3)	14
Other Income (Expense) - net	12	9
Interest Expense	(3)	(8)
Income Taxes	(3)	(4)
Earnings from Ongoing Operations	5	12
Special Items, after-tax	(3)	—
Net Income	$2	$12

•Higher operating revenues for the three month period primarily due to a $16 million increase related to capital investments and an $11 million increase related to transmission formula rates, partially offset by a $9 million decrease in recovery of energy purchases and a $7 million decrease in recovery of pension expenses.

•Lower operating revenues for the six month period primarily due to a $65 million decrease in recovery of energy purchases, a $26 million decrease in recovery of gross earnings taxes and an $18 million decrease in recovery of pension expenses, partially offset by a $45 million increase in recovery of gas maintenance expenses, a $29 million increase related to capital investments and a $13 million increase in recovery of energy efficiency program expenses and an $18 million increase of other items that were not individually significant.

•Lower energy purchases for the three and six month periods primarily due to a decrease in commodity costs.

•Higher operation and maintenance expense for the three month period primarily due to a $13 million increase in bad debt expenses, a $4 million increase in Corporate support costs and an $8 million increase of other items that were not individually significant, partially offset by a $7 million decrease in pension expenses.

•Higher operation and maintenance expense for the six month period primarily due to a $45 million increase in gas maintenance expenses, a $13 million increase in energy efficiency program expenses and a $14 million increase in bad debt expenses, partially offset by an $18 million decrease in pension expenses.

•Higher taxes, other than income for the three month period primarily due to a $6 million increase in property taxes, partially offset by a $3 million decrease in gross earnings taxes.

•Lower taxes, other than income for the six month period primarily due to a $26 million decrease in gross earnings taxes, partially offset by a $12 million increase in property taxes.

•Higher other income for the three and six month periods primarily due to higher interest income.

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

	2024 Three Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$134	$150	$12	$(106)	$190
Less: Special Items (expense) benefit:
Strategic corporate initiatives, net of tax of $1, $1 (a)	—	(3)	—	(2)	(5)
Acquisition integration, net of tax of $4, $19 (b)	—	—	(16)	(69)	(85)
PPL Electric billing issue, net of tax of $1 (c)	—	(2)	—	—	(2)
Total Special Items	—	(5)	(16)	(71)	(92)
Earnings from Ongoing Operations	$134	$155	$28	$(35)	$282

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
(c)Certain expenses related to billing issues. See Note 6 to the Financial Statements for additional information.

	2023 Three Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$91	$110	$10	$(99)	$112
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of $1 (a)	—	—	—	(2)	(2)
Strategic corporate initiatives, net of tax of $1 (b)	—	—	—	(3)	(3)
Acquisition integration, net of tax of $3, $15 (c)	—	—	(13)	(60)	(73)
PPL Electric billing issue, net of tax of $2 (d)	—	(7)	—	—	(7)
FERC transmission credit refund, net of tax of $2 (e)	(5)	—	—	—	(5)
Other non-recurring charges, net of tax of $0 (f)	—	—	—	(13)	(13)
Total Special Items	(5)	(7)	(13)	(78)	(103)
Earnings from Ongoing Operations	$96	$117	$23	$(21)	$215

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
(d)Certain expenses related to billing issues. See Note 6 to the Financial Statements for additional information.
(e)Prior period impact related to a FERC refund order.
(f)Certain expenses related to distributed energy investments.

	2024 Six Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$324	$299	$76	$(202)	$497
Less: Special Items (expense) benefit:
Strategic corporate initiatives, net of tax of $0, $1, $1 (a)	(1)	(4)	—	(4)	(9)
Acquisition integration, net of tax of $8, $36 (b)	—	—	(30)	(135)	(165)
PPL Electric billing issue, net of tax of $5 (c)	—	(13)	—	—	(13)
Total Special Items	(1)	(17)	(30)	(139)	(187)
Earnings from Ongoing Operations	$325	$316	$106	$(63)	$684

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
(c)Certain expenses related to billing issues. See Note 6 to the Financial Statements for additional information.

	2023 Six Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$257	$248	$64	$(172)	$397
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of $1 (a)	—	—	—	(3)	(3)
Strategic corporate initiatives, net of tax of $0, $1 (b)	(1)	—	—	(4)	(5)
Acquisition integration, net of tax of $8, $27 (c)	—	—	(30)	(104)	(134)
PA tax rate change (d)	—	1	—	—	1
Sale of Safari Holdings, net of tax of $2 (e)	—	—	—	(4)	(4)
PPL Electric billing issue, net of tax of $2 (f)	—	(7)	—	—	(7)
FERC transmission credit refund, net of tax of $2 (g)	(5)	—	—	—	(5)
Other non-recurring charges, net of tax of $0 (h)	—	—	—	(13)	(13)
Total Special Items	(6)	(6)	(30)	(128)	(170)
Earnings from Ongoing Operations	$263	$254	$94	$(44)	$567

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
(e)Final closing adjustments related to the sale of Safari Holdings.
(f)Certain expenses related to billing issues. See Note 6 to the Financial Statements for additional information.
(g)Prior period impact related to a FERC refund order.
(h)Certain expenses related to distributed energy investments.

PPL Electric: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2024	2023	$ Change	2024	2023	$ Change
Operating Revenues	$673	$667	$6	$1,443	$1,558	$(115)
Operating Expenses
Operation
Energy purchases	153	204	(51)	367	562	(195)
Other operation and maintenance	154	141	13	335	303	32
Depreciation	100	99	1	199	198	1
Taxes, other than income	30	30	—	66	74	(8)
Total Operating Expenses	437	474	(37)	967	1,137	(170)
Operating Income	236	193	43	476	421	55
Other Income (Expense) - net	11	9	2	20	21	(1)
Interest Income from Affiliate	10	—	10	20	—	20
Interest Expense	61	54	7	123	111	12
Income Before Income Taxes	196	148	48	393	331	62
Income Taxes	46	38	8	94	83	11
Net Income	$150	$110	$40	$299	$248	$51

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
Distribution price (a)	$20	$23
Distribution volume (b)	22	33
PLR (c)	(53)	(209)
Transmission formula rate (d)	17	35
Other	—	3
Total	$6	$(115)

(a)The increases were primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)The increases were primarily due to weather and other higher usage in 2024.
(c)The decreases were primarily the result of lower energy prices and fewer PLR customers, partially offset by higher customer volumes due to weather and other higher usage.
(d)The increases were primarily due to returns on additional transmission capital investments, return of depreciation and O&M expenses and delayed implementation of moving to a calendar year rate in 2023, partially offset by the prior year point to point border rate settlement variance.

Energy Purchases

Energy purchases decreased $51 million for the three months ended June 30, 2024 compared with 2023, primarily due to lower PLR prices of $63 million, partially offset by higher PLR volumes of $12 million.

Energy purchases decreased $195 million for the six months ended June 30, 2024 compared with 2023, primarily due to lower PLR prices of $174 million and lower PLR volumes of $19 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Six Months
Support costs	$(5)	$(10)
Vegetation management expenses	3	8
Storm costs	16	24
Operations costs	(2)	(15)
Universal service rider	5	7
Bad debts	(11)	7
Act 129	4	8
Other	3	3
Total	$13	$32

Interest Income from Affiliate

Interest income from affiliate increased $10 million and $20 million for the three and six months ended June 30, 2024 compared with 2023, primarily due to interest income on a short-term note receivable with an affiliated company.

Interest Expense

Interest expense increased $12 million for the six months ended June 30, 2024 compared with 2023, primarily due to $27 million related to increased long-term debt borrowings, partially offset by $11 million related to the redemption of floating rate first mortgage bonds in March 2023.

Income Taxes

The increase (decrease) in income taxes was due to:

	Three Months	Six Months
Change in pre-tax income	$12	$15
Utility rate-making adjustments (a)	(3)	(3)
Other	(1)	(1)
Total	$8	$11

(a)     Primarily consists of tax impacts of AFUDC equity and related depreciation and flow through tax impacts of Pennsylvania utility ratemaking. Flow through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

LG&E: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2024	2023	$ Change	2024	2023	$ Change
Operating Revenues
Retail and wholesale	$363	$347	$16	$823	$808	$15
Electric revenue from affiliate	3	8	(5)	19	21	(2)
Total Operating Revenues	366	355	11	842	829	13
Operating Expenses
Operation
Fuel	67	68	(1)	153	147	6
Energy purchases	15	22	(7)	86	106	(20)
Energy purchases from affiliate	7	2	5	8	3	5
Other operation and maintenance	87	93	(6)	175	184	(9)
Depreciation	77	76	1	153	151	2
Taxes, other than income	12	12	—	25	24	1
Total Operating Expenses	265	273	(8)	600	615	(15)
Operating Income	101	82	19	242	214	28
Other Income (Expense) - net	4	—	4	6	2	4
Interest Expense	26	26	—	52	51	1
Income Before Income Taxes	79	56	23	196	165	31
Income Taxes	17	11	6	41	34	7
Net Income	$62	$45	$17	$155	$131	$24

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
Fuel and other energy purchases (a)	$(3)	$(10)
Volumes (b)	14	27
Other	—	(4)
Total	$11	$13

(a)The decrease for the six months ended June 30, 2024 was primarily due to lower recoveries of energy purchases, partially offset by higher recoveries of fuel expense.
(b)The increases were primarily due to weather.

Energy Purchases

Energy purchases decreased $7 million and $20 million for the three and six months ended June 30, 2024 compared with 2023, primarily due to a decrease in commodity costs.

Energy Purchases from affiliate

Energy purchases from affiliate increased $5 million for the three months ended June 30, 2024 compared with 2023, primarily due to an increase in volumes.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Six Months
ECR expenses	$(5)	$(9)
Transmission expenses	(2)	(2)
Generation outage expenses	3	6
Other	(2)	(4)
Total	$(6)	$(9)

Other Income (Expense) - net

Other income (expense) increased $4 million for the three months ended June 30, 2024 compared with 2023, primarily due to lower pension non service costs.

Income Taxes

Income taxes increased $6 million for the three months ended June 30, 2024 compared with 2023, primarily due to an increase in pre-tax income.

KU: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2024	2023	$ Change	2024	2023	$ Change
Operating Revenues
Retail and wholesale	$457	$433	$24	$981	$931	$50
Electric revenue from affiliate	7	2	5	8	3	5
Total Operating Revenues	464	435	29	989	934	55
Operating Expenses
Operation
Fuel	115	99	16	238	221	17
Energy purchases	6	6	—	12	12	—
Energy purchases from affiliate	3	8	(5)	19	21	(2)
Other operation and maintenance	101	117	(16)	203	226	(23)
Depreciation	101	98	3	200	196	4
Taxes, other than income	12	12	—	24	22	2
Total Operating Expenses	338	340	(2)	696	698	(2)
Operating Income	126	95	31	293	236	57
Other Income (Expense) - net	4	3	1	6	5	1
Interest Expense	33	33	—	67	66	1
Interest Expense with Affiliate	1	1	—	1	1	—
Income Before Income Taxes	96	64	32	231	174	57
Income Taxes	19	13	6	46	35	11
Net Income	$77	$51	$26	$185	$139	$46

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
Fuel and other energy purchases (a)	$13	$17
Volumes (b)	13	33
Other	3	5
Total	$29	$55
(a)The increases were primarily due to higher recoveries of fuel expense from increased volumes.
(b)The increases were primarily due to weather.

Fuel

Fuel expense increased $16 million for the three months ended June 30, 2024 compared with 2023, primarily due to a $20 million increase in volumes due to weather, partially offset by a $4 million decrease in commodity costs.

Fuel expense increased $17 million for the six months ended June 30, 2024 compared with 2023, primarily due to a $28 million increase in volumes due to weather, partially offset by an $11 million decrease in commodity costs.

Energy Purchases from affiliate

Energy purchases from affiliate decreased $5 million for the three months ended June 30, 2024 compared with 2023, primarily due to a decrease in volumes.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Six Months
ECR expenses	$(4)	$(7)
Transmission expenses	(6)	(5)
Overhead line expenses	(3)	(4)
Other	(3)	(7)
Total	$(16)	$(23)

Income Taxes

Income taxes increased $6 million and $11 million for the three and six months ended June 30, 2024 compared with 2023, primarily due to an increase in pre-tax income.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information for each of the Registrants as applicable.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL	PPL Electric	LG&E	KU
June 30, 2024
Cash and cash equivalents	$282	$13	$8	$11
Short-term debt	389	—	10	100
Long-term debt due within one year	1	—	—	—
Notes payable to affiliates		—	19	13

December 31, 2023
Cash and cash equivalents	$331	$51	$18	$14
Short-term debt	992	509	—	93
Long-term debt due within one year	1	—	—	—
Notes payable to affiliates		—	—	—

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the six month periods ended June 30, and the changes between periods, were as follows.

	PPL	PPL Electric	LG&E	KU
2024
Operating activities	$1,048	$353	$273	$352
Investing activities	(1,261)	(1,020)	(207)	(296)
Financing activities	155	629	(82)	(63)
2023
Operating activities	$842	$236	$358	$298
Investing activities	(1,096)	(398)	(194)	(299)
Financing activities	224	163	(250)	(11)
Change - Cash Provided (Used)
Operating activities	$206	$117	$(85)	$54
Investing activities	(165)	(622)	(13)	3
Financing activities	(69)	466	168	(52)

Operating Activities

The components of the change in cash provided by (used in) operating activities for the six months ended June 30, 2024 compared with 2023 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Net income	$100	$51	$24	$46
Non-cash components	10	17	11	(7)
Working capital	26	43	(122)	(4)
Defined benefit plan funding	—	—	(1)	(1)
Other operating activities	70	6	3	20
Total	$206	$117	$(85)	$54

(PPL)

PPL's cash provided by operating activities in 2024 increased $206 million compared with 2023.

•Net income increased $100 million between the periods and included an increase in non-cash components of $10 million. The increase in non-cash components was primarily due to an increase in amortization expense (primarily due to an increase in IT projects placed into service) and an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements), partially offset by other non-cash components.

•The $26 million increase in cash from changes in working capital was primarily due to a decrease in accounts receivable (primarily due to timing of payments), partially offset by an increase in unbilled revenues (primarily due to weather).

•The $70 million increase in cash provided by other operating activities was driven primarily by an increase in regulatory liabilities and a decrease in other assets (primarily related to a decrease in costs associated with work optimization and management projects).

(PPL Electric)

PPL Electric's cash provided by operating activities in 2024 increased $117 million compared with 2023.
•Net income increased $51 million between the periods and included an increase in non-cash components of $17 million. The increase in non-cash components was primarily due to an increase in deferred income taxes and investment tax credits (primarily due to book versus tax plant timing differences) and an increase in amortization expense (primarily due to an increase in IT projects placed into service).

•The $43 million increase in cash from changes in working capital was primarily due to a decrease in accounts receivable and an increase in accounts payable (primarily due to timing of payments), partially offset by an increase in unbilled revenues (primarily due to weather) and an increase in prepayments (primarily due to timing of payments).

•The $6 million increase in cash provided by other operating activities was driven primarily by a decrease in other assets (primarily related to a decrease in costs associated with work optimization and management projects).

(LG&E)

LG&E's cash provided by operating activities in 2024 decreased $85 million compared with 2023.
•Net income increased $24 million between the periods and included an increase in non-cash components of $11 million. The increase in non-cash components was primarily due to an increase in deferred income taxes and investment tax credits (primarily due to book versus tax plant timing differences).

•The $122 million decrease in cash from changes in working capital was primarily due to an increase in accounts receivable, unbilled revenues and fuel, materials and supplies (primarily due to weather), an increase in accounts receivable from affiliates (primarily due to timing of payments) and an increase in net regulatory assets (primarily due to the timing of rate recovery mechanisms), partially offset by an increase in accounts payable and accounts payable to affiliates (primarily due to timing of payments).

•The $3 million increase in cash provided by other operating activities was driven by a decrease in other assets (primarily related to lower deferred storm costs recorded as noncurrent regulatory assets).

(KU)

KU's cash provided by operating activities in 2024 increased $54 million compared with 2023.
•Net income increased $46 million between the periods and included a decrease in non-cash components of $7 million. The decrease in non-cash components was primarily due to an increase in defined benefit plans income and a decrease in other non-cash components.

•The $4 million decrease in cash from changes in working capital was primarily due to an increase in accounts receivable and unbilled revenues (primarily due to weather), partially offset by an increase in accounts payable to affiliates (primarily due to timing of payments) and a decrease in fuel, materials and supplies (primarily due to weather).

•The $20 million increase in cash provided by other operating activities was driven by a decrease in other assets (primarily related to lower deferred storm costs recorded as noncurrent regulatory assets).

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities for the six months ended June 30, 2024 compared with 2023 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Expenditures for PP&E	$(176)	$(124)	$(21)	$3
Notes receivable from affiliate	—	(502)	8	—
Other investing activities	11	4	—	—
Total	$(165)	$(622)	$(13)	$3

For PPL, the increase in expenditures for PP&E was due to an increase in project expenditures at PPL Electric, RIE, LG&E and KU. The increase in expenditures at PPL Electric was primarily due to increases in transmission and distribution projects. The increase in expenditures at LG&E was primarily due to the Mill Creek Unit 5 and increases in the Advanced Metering Infrastructure initiative.

For PPL Electric, the change in "Notes receivable from affiliate" activity resulted from the funding of $502 million to an affiliate. See Note 11 to the Financial Statements for further discussion of intercompany borrowings.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the six months ended June 30, 2024 compared with 2023 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$(216)	$470	$(99)	$(86)
Dividends	(19)	(21)	(10)	(25)
Capital contributions/distributions, net	—	505	86	34
Change in short-term debt, net	139	(494)	168	16
Net increase (decrease) in notes payable with affiliate	—	—	19	5
Other financing activities	27	6	4	4
Total	$(69)	$466	$168	$(52)

See Note 7 to the Financial Statements in this Form 10-Q for information on 2024 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 8 to the Financial Statements in the Registrants' 2023 Form 10-K for information on 2023 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At June 30, 2024, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities (a)	$1,350	$—	$280	$1,070
PPL Electric Credit Facility	650	—	1	649
LG&E Credit Facilities	500	—	10	490
KU Credit Facilities	400	—	100	300
Total Credit Facilities (b)	$2,900	$—	$391	$2,509

(a)Includes a $1.25 billion syndicated credit facility with a $400 million borrowing sublimit for RIE and a $850 million sublimit for PPL Capital Funding. RIE’s borrowing sublimit is adjustable, at the borrowers’ option, from $0 to $600 million, with the remaining balance of the $1.25 billion available under the facility allocated to PPL Capital Funding. At June 30, 2024, PPL Capital Funding had $280 million commercial paper outstanding and RIE had no commercial paper outstanding. RIE's obligations under the facility are not guaranteed by PPL.
(b)The commitments under the credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 9%, PPL Electric - 7%, LG&E - 7% and KU - 7%.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LG&E and KU)

	Committed Capacity	Borrowed	Commercial Paper Issued	Unused Capacity
LG&E Money Pool (a)	$750	$19	$10	$721
KU Money Pool (a)	650	13	100	537

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

Commercial Paper (All Registrants)

The Registrants, and PPL Capital Funding and RIE, maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facility, with PPL Capital Funding and RIE’s issuances supported by PPL Capital Funding’s syndicated credit facility. The following commercial paper programs were in place at June 30, 2024:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding (a)	$1,350	$280	$1,070
Rhode Island Energy (a)	400	—	400
PPL Electric	650	—	650
LG&E	500	10	490
KU	400	100	300
Total PPL	$3,300	$390	$2,910

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

Forecasted Uses of Cash (PPL)

Common Stock Dividends

In May 2024, PPL declared a quarterly common stock dividend, payable July 1, 2024, of 25.75 cents per share. Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

Ratings Triggers

(PPL, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, and interest rate instruments, contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL for derivative contracts in a net liability position at June 30, 2024.

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

The following interest rate hedges were outstanding at June 30, 2024.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL and LG&E
Economic hedges
Interest rate swaps (c)	$64	$(4)	$(1)	2033

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at June 30, 2024 is shown below.

10% Adverse Movement in Rates on Fair Value of Debt
PPL	$627
PPL Electric	269
LG&E	93
KU	135

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

The information below represents an update to “Item 1. Business – Environmental Matters” in the Registrants' 2023 Form 10-K.

Air (PPL, LG&E and KU)

NAAQS

The Clean Air Act has a significant impact on the operation of fossil fuel generation plants. The Clean Air Act requires the EPA periodically to establish and review NAAQS for six pollutants: carbon monoxide, lead, nitrogen dioxide, ozone (contributed to by nitrogen oxide emissions), particulate matter and sulfur dioxide. In December 2020, the EPA released final actions keeping the existing NAAQS standard for particulate matter and ozone without change, but the EPA subsequently announced reconsideration of those decisions in June 2021. On February 2, 2024, the D.C. Circuit Court granted the EPA’s motion for voluntary remand, without vacatur, of the ozone rule. EPA will complete a new review to incorporate new studies and updated analyses to determine the adequacy of the existing ozone standard. On March 6, 2024, the EPA finalized revisions to the particulate matter standard that lowers the primary standard for fine particulates. Based on the new standard, the EPA could potentially designate Jefferson County, Kentucky (Louisville) as being in nonattainment with the new particulate matter standard and require additional particulate matter reductions from sources including LG&E’s Mill Creek Station. The new particulate matter standard may also result in more stringent requirements for new generation located in nonattainment areas. PPL, LG&E, and KU are unable to predict future implementation actions or the outcome of future evaluations by the EPA and the states with respect to the NAAQS standards.

In March 2021, the EPA released final revisions to the Cross-State Air Pollution Rule (CSAPR), aimed at ensuring compliance with the 2008 ozone NAAQS and providing for reductions in ozone season nitrogen oxide emissions for 2021 and subsequent years. Additionally, the EPA reversed its previous approval of the Kentucky State Implementation Plan with respect to these requirements. In March 2023, the EPA Administrator released a final Federal Implementation Plan under the Good Neighbor provisions of the Clean Air Act providing for significant additional nitrogen oxide emission reductions for compliance with the revised 2015 ozone NAAQS. The reductions in Kentucky state-wide nitrogen oxide budgets were scheduled to commence in 2023, with the largest reductions planned for 2026, based on the installation time frame for certain selective catalytic reduction controls, subject to future specific allowance calculations. PPL, LG&E and KU are currently assessing the potential impact of the Good Neighbor Plan revisions on operations. The rules provide for reduced availability of NOx allowances that have historically permitted operational flexibility for fossil units and could potentially result in constraints that may require implementation of additional emission controls or accelerate implementation of lower emission generation technologies. In response to judicial orders that stayed the EPA’s denial of certain state implementation plans, the EPA in July 2023 issued an interim stay of implementation of Good Neighbor Plan requirements for emission sources in several states including Kentucky. In June 2024, the U.S. Supreme Court issued a stay of the Good Neighbor Plan while the Court of Appeals for the D.C. Circuit considers numerous legal challenges to the Good Neighbor Plan.

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

Modification of Mercury and Air Toxics Standards

In 2012, the EPA issued the Mercury and Air Toxics Standards (MATS) rule requiring reductions in mercury and other hazardous air pollutants from fossil fuel-fired power plants. LG&E and KU installed significant controls to achieve compliance with MATS and other rules. On May 7, 2024, the EPA issued a final rule increasing the stringency of MATS and further reducing emissions of certain hazardous air pollutants to reflect perceived developments in control technologies. PPL, LG&E, and KU are reviewing the final rule to determine its impact and do not expect significant operational changes or additional controls to be required.

Greenhouse Gas Standards

On May 9, 2024, the EPA issued a final rule under Section 111 of the Clean Air Act which establishes performance standards and emissions limits aimed at reducing GHG emissions from certain new, existing, and modified fossil fuel-fired electric generating units (EGUs). In the final rule, the EPA announced it would set performance standards for existing natural gas-fired turbines in a future rule. The standards require phased implementation of carbon mitigation technologies including state-of-the-art efficiency requirements, carbon capture and sequestration, and natural gas co-firing. New natural gas EGUs would be immediately subject to the stricter efficiency standard. Legal challenges to the rule have been filed in the D.C. Circuit Court. PPL, LG&E, and KU are unable to predict the impact of new GHG reduction requirements until completion of a comprehensive review and resolution of related legal and regulatory proceedings. While the impact of new GHG reduction requirements on operations and financial results of operations could potentially be substantial, the cost of complying with such requirements is expected to be subject to rate recovery.

New Accounting Guidance (All Registrants)

There has been no new accounting guidance adopted in 2024. See Note 17 to the Financial Statements for discussion of significant accounting guidance pending adoption as of June 30, 2024.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2024, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the second quarter of 2024 see:

•"Item 3. Legal Proceedings" in each Registrant's 2023 Form 10-K; and
•Notes 5, 6, 8 and 10 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the Registrants' 2023 Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Amended and Restated Articles of Incorporation

On July 31, 2024, PPL changed its registered office to its new headquarters location and filed a Change of Registered Office (PPL's Certificate of Change) with the Department of State of the Commonwealth of Pennsylvania to effectuate the change. A copy of PPL’s Certificate of Change, which serves as an amendment, effective as of July 31, 2024, to its existing Amended and Restated Articles of Incorporation is filed as Exhibit 3(a).1 to this Quarterly Report on Form 10-Q.

On July 31, 2024, PPL Electric changed its registered office to its new headquarters location and filed a Change of Registered Office (PPL Electric's Certificate of Change) with the Department of State of the Commonwealth of Pennsylvania to effectuate the change. A copy of PPL Electric’s Certificate of Change, which serves as an amendment, effective as of July 31, 2024, to its existing Amended and Restated Articles of Incorporation is filed as Exhibit 3(b).1 to this Quarterly Report on Form 10-Q.

Securities Trading Plans of Directors and Executive Officers

On May 30, 2024, Mr. Tadd J. Henninger, Senior Vice President-Finance and Treasurer of PPL, adopted a trading arrangement for the sale of shares of PPL’s common stock (a Rule 10b5-1 Trading Plan) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934. Mr. Henninger’s Rule 10b5-1 Trading Plan, which terminates on the earlier of (i) May 30, 2025 and (ii) the date all trades specified under the plan have been executed or all orders under the plan have expired, provides for the sale of up to 25,949 shares of common stock of PPL, plus dividends on such shares prior to sale, pursuant to the terms of the plan.

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits has heretofore been filed with the Commission and pursuant to Rule 12(b)-23 are incorporated herein by reference. Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

3(a)	-	Amended and Restated Articles of Incorporation of PPL Corporation, effective as of May 25, 2016 (Exhibit 3(i) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 26, 2016)
*3(a).1	-	Certificate of Change: an amendment, effective as of July 31, 2024, to the Amended and Restated Articles of Incorporation of PPL Corporation, effective as of May 25, 2016
3(b)	-	Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation, effective as of October 31, 2013 (Exhibit 3(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2013)
*3(b).1	-	Certificate of Change: an amendment, effective as of July 31, 2024, to the Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation, effective as of October 31, 2013

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2024, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2024, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	August 2, 2024	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	August 2, 2024	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting and Financial Officer)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	August 2, 2024	/s/ Christopher M. Garrett
Christopher M. Garrett Vice President-Finance and Accounting
(Principal Accounting and Financial Officer)