Form 10-Q
period 2024-09-30
PPL Corp; PPL ELECTRIC UTILITIES CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2024-11-01
CIK 922224, 317187, 55387, 60549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) Pennsylvania 645 Hamilton Street Allentown, PA 18101 (610) 774-5151	23-2758192

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) Pennsylvania 827 Hausman Road Allentown, PA 18104-9392 (610) 774-5151	23-0959590

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) Kentucky 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) Kentucky and Virginia One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s):	Name of each exchange on which registered
Common Stock of PPL Corporation	PPL	New York Stock Exchange

Junior Subordinated Notes of PPL Capital Funding, Inc.
2007 Series A due 2067	PPL/67	New York Stock Exchange

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

PPL Corporation    Common stock, $0.01 par value, 737,970,005 shares outstanding at October 28, 2024.
PPL Electric Utilities Corporation    Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Energy Holdings LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at October 28, 2024.
Louisville Gas and Electric Company    Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at October 28, 2024.
Kentucky Utilities Company    Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at October 28, 2024.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, other information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

RIE - Rhode Island Energy, the name under which Narragansett Electric continues to provide services since its acquisition by PPL and its subsidiary, PPL Rhode Island Holdings, on May 25, 2022.

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

THIS PAGE INTENTIONALLY LEFT BLANK.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues	$2,066	$2,043	$6,251	$6,281

Operating Expenses
Operation
Fuel	207	199	597	567
Energy purchases	338	356	1,133	1,430
Other operation and maintenance	681	637	1,930	1,805
Depreciation	322	314	957	940
Taxes, other than income	90	100	271	299
Total Operating Expenses	1,638	1,606	4,888	5,041

Operating Income	428	437	1,363	1,240

Other Income (Expense) - net (Note 12)	32	16	86	51

Interest Expense	188	165	549	494

Income Before Income Taxes	272	288	900	797

Income Taxes	58	58	189	170

Net Income	$214	$230	$711	$627

Earnings Per Share of Common Stock:
Basic and Diluted
Net Income Available to PPL Common Shareowners	$0.29	$0.31	$0.96	$0.85

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	737,773	737,107	737,678	737,005
Diluted	739,965	738,184	739,450	738,021
 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$214	$230	$711	$627

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Equity investees' other comprehensive income (loss), net of tax of $0, $0, $0, $0	—	—	1	1
Defined benefit plans:
Net actuarial gain (loss), net of tax of $1, $2, $0, $7	(4)	(6)	(2)	(21)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of $1, $0, $0, ($1)	2	1	3	2
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	—	—	—	1
Net actuarial (gain) loss, net of tax of $0, ($1), $1, $0	(1)	—	(2)	(1)
Total other comprehensive income (loss)	(3)	(5)	—	(18)

Comprehensive income	$211	$225	$711	$609

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$711	$627
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	957	940
Amortization	61	61
Defined benefit plans - income	(52)	(55)
Deferred income taxes and investment tax credits	147	142
Other	13	(1)
Change in current assets and current liabilities
Accounts receivable	259	(37)
Accounts payable	(236)	(129)
Unbilled revenues	109	224
Fuel, materials and supplies	(9)	(43)
Prepayments	(75)	(44)
Taxes payable	(8)	(15)
Regulatory assets and liabilities, net	(54)	(27)
Accrued interest	104	123
Other	(78)	(2)
Other operating activities
Defined benefit plans - funding	(10)	(14)
Other assets	(66)	(58)
Other liabilities	56	(44)
Net cash provided by operating activities	1,829	1,648
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,945)	(1,741)
Other investing activities	1	2
Net cash used in investing activities	(1,944)	(1,739)
Cash Flows from Financing Activities
Issuance of long-term debt	1,894	3,127
Retirement of long-term debt	—	(1,763)
Payment of common stock dividends	(557)	(526)
Net decrease in short-term debt	(992)	(698)
Other financing activities	(29)	(52)
Net cash provided by financing activities	316	88
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	201	(3)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	382	357
Cash, Cash Equivalents and Restricted Cash at End of Period	$583	$354
Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$281	$200
The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2024	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$542	$331
Accounts receivable (less reserve: 2024, $137; 2023, $123)
Customer	939	950
Other	61	271
Unbilled revenues (less reserve: 2024, $3; 2023, $4)	319	428
Fuel, materials and supplies	517	505
Prepayments	179	103
Regulatory assets	342	293
Other current assets	75	51
Total Current Assets	2,974	2,932

Property, Plant and Equipment
Regulated utility plant	40,097	38,608
Less: accumulated depreciation - regulated utility plant	9,647	9,156
Regulated utility plant, net	30,450	29,452
Non-regulated property, plant and equipment	76	72
Less: accumulated depreciation - non-regulated property, plant and equipment	28	23
Non-regulated property, plant and equipment, net	48	49
Construction work in progress	2,129	1,917
Property, Plant and Equipment, net	32,627	31,418

Other Noncurrent Assets
Regulatory assets	1,894	1,874
Goodwill	2,247	2,247
Other intangibles	314	306
Other noncurrent assets (less reserve for accounts receivable: 2024, $2; 2023, $2)	416	459
Total Other Noncurrent Assets	4,871	4,886

Total Assets	$40,472	$39,236

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2024	December 31, 2023
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$992
Long-term debt due within one year	1	1
Accounts payable	920	1,104
Taxes	122	130
Interest	228	124
Dividends	186	173
Regulatory liabilities	246	225
Other current liabilities	603	591
Total Current Liabilities	2,306	3,340

Long-term Debt	16,499	14,611

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,305	3,105
Investment tax credits	112	114
Accrued pension obligations	218	275
Asset retirement obligations	139	133
Regulatory liabilities	3,371	3,340
Other deferred credits and noncurrent liabilities	430	385
Total Deferred Credits and Other Noncurrent Liabilities	7,575	7,352

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,328	12,326
Treasury stock	(929)	(948)
Earnings reinvested	2,848	2,710
Accumulated other comprehensive loss	(163)	(163)
Total Equity	14,092	13,933

Total Liabilities and Equity	$40,472	$39,236

(a)1,560,000 shares authorized, 770,015 shares issued and 737,778 shares outstanding at September 30, 2024. 1,560,000 shares authorized, 770,013 shares issued and 737,130 shares outstanding at December 31, 2023.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Treasury stock	Earnings reinvested	Accumulated other comprehensive loss	Noncontrolling interests	Total
June 30, 2024	737,762	$8	$12,321	$(930)	$2,826	$(160)	$—	$14,065
Common stock issued	2							—
Treasury stock issued	14			1				1
Stock-based compensation			7					7
Net income					214			214
Dividends and dividend equivalents (b)					(192)			(192)
Other comprehensive income (loss)						(3)		(3)
September 30, 2024	737,778	$8	$12,328	$(929)	$2,848	$(163)	$—	$14,092

December 31, 2023	737,130	$8	$12,326	$(948)	$2,710	$(163)	$—	$13,933
Common stock issued	2							—
Treasury stock issued	646			19				19
Stock-based compensation			2					2
Net income					711			711
Dividends and dividend equivalents (b)					(573)			(573)
Other comprehensive income (loss)								—
September 30, 2024	737,778	$8	$12,328	$(929)	$2,848	$(163)	$—	$14,092

June 30, 2023	737,086	$8	$12,316	$(949)	$2,721	$(137)	$—	$13,959
Treasury stock issued	38			1				1
Stock-based compensation			3					3
Net income					230			230
Dividends and dividend equivalents (b)					(176)			(176)
Other comprehensive income (loss)						(5)		(5)
September 30, 2023	737,124	$8	$12,319	$(948)	$2,775	$(142)	$—	$14,012

December 31, 2022	736,487	$8	$12,317	$(967)	$2,681	$(124)	$3	$13,918
Treasury stock issued	637		3	19				22
Stock-based compensation			(1)					(1)
Net income					627			627
Dividends and dividend equivalents (b)					(533)			(533)
Preferred stock							(3)	(3)
Other comprehensive income (loss)						(18)		(18)
September 30, 2023	737,124	$8	$12,319	$(948)	$2,775	$(142)	$—	$14,012

(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock were $0.2575 and $0.7725 for the three and nine months ended September 30, 2024 and $0.2400 and $0.7200 for the three and nine months ended September 30, 2023.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues	$716	$737	$2,159	$2,295

Operating Expenses
Operation
Energy purchases	177	226	544	788
Other operation and maintenance	176	151	511	454
Depreciation	101	99	300	297
Taxes, other than income	32	36	98	110
Total Operating Expenses	486	512	1,453	1,649

Operating Income	230	225	706	646

Other Income (Expense) - net (Note 12)	13	8	33	29

Interest Income from Affiliate	7	—	27	—

Interest Expense	61	54	184	165

Income Before Income Taxes	189	179	582	510

Income Taxes	47	43	141	126

Net Income (a)	$142	$136	$441	$384

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$441	$384
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	300	297
Amortization	35	31
Defined benefit plans - income	(30)	(32)
Deferred income taxes and investment tax credits	91	59
Other	(9)	(19)
Change in current assets and current liabilities
Accounts receivable	67	(104)
Accounts payable	(63)	(56)
Unbilled revenues	50	110
Materials and supplies	(16)	(33)
Prepayments	(64)	(22)
Regulatory assets and liabilities, net	(77)	(41)
Taxes payable	(36)	(24)
Accrued interest	32	50
Other	(4)	(5)
Other operating activities
Defined benefit plans - funding	(2)	(5)
Other assets	(24)	(2)
Other liabilities	(2)	1
Net cash provided by operating activities	689	589

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(820)	(653)
Expenditures for intangible assets	(6)	(4)
Notes receivable from affiliates	(418)	—
Other investing activities	4	2
Net cash used in investing activities	(1,240)	(655)

Cash Flows from Financing Activities
Issuance of long-term debt	649	1,329
Retirement of long-term debt	—	(1,150)
Contributions from parent	685	200
Return of capital to parent	—	(75)
Payment of common stock dividends to parent	(283)	(235)
Net decrease in short-term debt	(509)	42
Debt issuance costs	(7)	(14)
Net cash provided by (used in) financing activities	535	97

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(16)	31
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	51	25
Cash, Cash Equivalents and Restricted Cash at End of Period	$35	$56

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$168	$119

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2024	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$35	$51
Accounts receivable (less reserve: 2024, $40; 2023, $46)
Customer	360	434
Other	8	8
Accounts receivable from affiliates	15	10
Notes receivable from affiliate	418	—
Unbilled revenues (less reserve: 2024, $1; 2023, $2)	99	149
Materials and supplies	115	99
Prepayments	108	44
Regulatory assets	117	57
Other current assets	29	17
Total Current Assets	1,304	869

Property, Plant and Equipment
Regulated utility plant	16,193	15,575
Less: accumulated depreciation - regulated utility plant	3,994	3,822
Regulated utility plant, net	12,199	11,753
Construction work in progress	823	680
Property, Plant and Equipment, net	13,022	12,433

Other Noncurrent Assets
Regulatory assets	622	598
Intangibles	272	269
Other noncurrent assets (less reserve for accounts receivable: 2024, $2; 2023, $2)	108	125
Total Other Noncurrent Assets	1,002	992

Total Assets	$15,328	$14,294

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2024	December 31, 2023
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$509
Accounts payable	442	454
Accounts payable to affiliates	35	44
Taxes	15	51
Interest	75	43
Regulatory liabilities	69	91
Other current liabilities	113	100
Total Current Liabilities	749	1,292

Long-term Debt	5,213	4,567

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,677	1,573
Regulatory liabilities	844	836
Other deferred credits and noncurrent liabilities	99	123
Total Deferred Credits and Other Noncurrent Liabilities	2,620	2,532

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	4,725	4,040
Earnings reinvested	1,657	1,499
Total Equity	6,746	5,903

Total Liabilities and Equity	$15,328	$14,294

(a)170,000 shares authorized; 66,368 shares issued and outstanding at September 30, 2024 and December 31, 2023.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
June 30, 2024	66,368	$364	$4,720	$1,614	$6,698
Net income				142	142
Capital contributions from parent			5		5
Dividends declared				(99)	(99)
September 30, 2024	66,368	$364	$4,725	$1,657	$6,746

December 31, 2023	66,368	$364	$4,040	$1,499	$5,903
Net income				441	441
Capital contributions from parent			685		685
Dividends declared				(283)	(283)
September 30, 2024	66,368	$364	$4,725	$1,657	$6,746

June 30, 2023	66,368	$364	$4,259	$1,388	$6,011
Net income				136	136
Return of capital to parent			(50)		(50)
Dividends declared				(72)	(72)
September 30, 2023	66,368	$364	$4,209	$1,452	$6,025

December 31, 2022	66,368	$364	$4,084	$1,303	$5,751
Net income				384	384
Capital contributions from parent			200		200
Return of capital to parent			(75)		(75)
Dividends declared				(235)	(235)
September 30, 2023	66,368	$364	$4,209	$1,452	$6,025

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL Energy Holdings.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues
Retail and wholesale	$396	$396	$1,219	$1,204
Electric revenue from affiliate	1	2	20	23
Total Operating Revenues	397	398	1,239	1,227

Operating Expenses
Operation
Fuel	75	70	228	217
Energy purchases	19	17	105	123
Energy purchases from affiliate	11	8	19	11
Other operation and maintenance	84	91	259	275
Depreciation	76	76	229	227
Taxes, other than income	13	12	38	36
Total Operating Expenses	278	274	878	889

Operating Income	119	124	361	338

Other Income (Expense) - net (See Note 12)	3	—	9	2

Interest Income from Affiliate	1	1	1	1

Interest Expense	26	25	78	76

Income Before Income Taxes	97	100	293	265

Income Taxes	20	21	61	55

Net Income (a)	$77	$79	$232	$210

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$232	$210
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	229	227
Amortization	10	9
Deferred income taxes and investment tax credits	3	(3)
Other	(3)	(7)
Change in current assets and current liabilities
Accounts receivable	(13)	37
Accounts receivable from affiliates	—	17
Accounts payable	—	(51)
Accounts payable to affiliates	(3)	(9)
Unbilled revenues	21	43
Fuel, materials and supplies	(2)	25
Regulatory assets and liabilities, net	4	34
Taxes payable	(1)	(4)
Accrued interest	22	29
Other	(20)	(3)
Other operating activities
Defined benefit plans - funding	(1)	(1)
Expenditures for asset retirement obligations	(8)	(9)
Other assets	(12)	(19)
Other liabilities	(2)	1
Net cash provided by operating activities	456	526
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(327)	(277)
Net cash used in investing activities	(327)	(277)
Cash Flows from Financing Activities
Net increase in notes payable to affiliates	34	6
Issuance of long-term debt	—	399
Retirement of long-term debt	—	(300)
Net increase (decrease) in short-term debt	—	(179)
Payment of common stock dividends to parent	(138)	(115)
Contributions from parent	37	20
Return of capital to parent	(76)	(161)
Other financing activities	—	(4)
Net cash used in financing activities	(143)	(334)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(14)	(85)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	44	93
Cash, Cash Equivalents, and Restricted Cash at End of Period	$30	$8

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$43	$30

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2024	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$10	$18
Accounts receivable (less reserve: 2024, $4; 2023, $6)
Customer	122	116
Other	24	17
Unbilled revenues (less reserve: 2024, $0; 2023, $0)	67	88
Accounts receivable from affiliates	29	29
Fuel, materials and supplies	145	143
Prepayments	14	11
Regulatory assets	5	7
Other current assets	7	—
Total Current Assets	423	429

Property, Plant and Equipment
Regulated utility plant	7,826	7,669
Less: accumulated depreciation - regulated utility plant	1,683	1,549
Regulated utility plant, net	6,143	6,120
Construction work in progress	423	312
Property, Plant and Equipment, net	6,566	6,432

Other Noncurrent Assets
Regulatory assets	389	395
Goodwill	389	389
Other intangibles	14	18
Other noncurrent assets	97	90
Total Other Noncurrent Assets	889	892

Total Assets	$7,878	$7,753

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2024	December 31, 2023
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$—
Notes payable to affiliates	34	—
Accounts payable	127	115
Accounts payable to affiliates	46	49
Customer deposits	35	34
Taxes	40	41
Price risk management liabilities	1	1
Regulatory liabilities	18	16
Interest	43	21
Asset retirement obligations	11	13
Other current liabilities	38	47
Total Current Liabilities	393	337

Long-term Debt	2,470	2,469

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	794	776
Investment tax credits	30	31
Price risk management liabilities	6	6
Asset retirement obligations	73	72
Regulatory liabilities	821	827
Other deferred credits and noncurrent liabilities	64	63
Total Deferred Credits and Other Noncurrent Liabilities	1,788	1,775

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,954	1,993
Earnings reinvested	849	755
Total Equity	3,227	3,172

Total Liabilities and Equity	$7,878	$7,753

(a)75,000 shares authorized; 21,294 shares issued and outstanding at September 30, 2024 and December 31, 2023.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
June 30, 2024	21,294	$424	$1,979	$813	$3,216
Net income				77	77
Return of capital to parent			(25)		(25)
Dividends declared				(41)	(41)
September 30, 2024	21,294	$424	$1,954	$849	$3,227

December 31, 2023	21,294	$424	$1,993	$755	$3,172
Net income				232	232
Capital contributions from parent			37		37
Return of capital to parent			(76)		(76)
Dividends declared				(138)	(138)
September 30, 2024	21,294	$424	$1,954	$849	$3,227

June 30, 2023	21,294	$424	$1,987	$700	$3,111
Net income				79	79
Return of capital to parent			(41)		(41)
Dividends declared				(29)	(29)
September 30, 2023	21,294	$424	$1,946	$750	$3,120

December 31, 2022	21,294	$424	$2,087	$655	$3,166
Net income				210	210
Capital contributions from parent			20		20
Return of capital to parent			(161)		(161)
Dividends declared				(115)	(115)
September 30, 2023	21,294	$424	$1,946	$750	$3,120

(a)Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues
Retail and wholesale	$498	$497	$1,479	$1,428
Electric revenue from affiliate	11	8	19	11
Total Operating Revenues	509	505	1,498	1,439

Operating Expenses
Operation
Fuel	131	129	369	350
Energy purchases	7	6	19	18
Energy purchases from affiliate	1	2	20	23
Other operation and maintenance	103	101	306	327
Depreciation	102	98	302	294
Taxes, other than income	12	12	36	34
Total Operating Expenses	356	348	1,052	1,046

Operating Income	153	157	446	393

Other Income (Expense) - net (See Note 12)	4	1	10	6

Interest Expense	35	33	102	99

Interest Expense with Affiliate	—	—	1	1

Income Before Income Taxes	122	125	353	299

Income Taxes	24	24	70	59

Net Income (a)	$98	$101	$283	$240

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$283	$240
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	302	294
Amortization	14	14
Defined benefit plans - income	(8)	(4)
Deferred income taxes and investment tax credits	(12)	(7)
Other	(2)	—
Change in current assets and current liabilities
Accounts receivable	(25)	10
Accounts receivable from affiliates	(2)	—
Accounts payable	(3)	(31)
Accounts payable to affiliates	7	(27)
Unbilled revenues	9	28
Fuel, materials and supplies	19	(8)
Regulatory assets and liabilities, net	27	30
Taxes payable	7	8
Accrued interest	31	37
Other	(6)	(2)
Other operating activities
Defined benefit plans - funding	(1)	(1)
Expenditures for asset retirement obligations	(7)	(17)
Other assets	(6)	(22)
Other liabilities	(15)	(2)
Net cash provided by operating activities	612	540
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(463)	(430)
Other investing activities	—	5
Net cash used in investing activities	(463)	(425)
Cash Flows from Financing Activities
Net increase in notes payable to affiliates	128	21
Issuance of long-term debt	—	399
Retirement of long-term debt	—	(313)
Net decrease in short-term debt	(93)	(76)
Payment of common stock dividends to parent	(167)	(125)
Contributions from parent	84	54
Return of capital to parent	(103)	(84)
Other financing activities	—	(4)
Net cash used in financing activities	(151)	(128)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(2)	(13)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	38	21
Cash, Cash Equivalents, and Restricted Cash at End of Period	$36	$8

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$54	$45

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2024	December 31, 2023
Assets

Current Assets
Cash and cash equivalents	$16	$14
Accounts receivable (less reserve: 2024, $2; 2023, $2)
Customer	161	143
Other	13	12
Unbilled revenues (less reserve: 2024, $0; 2023, $0)	88	97
Accounts receivable from affiliates	2	—
Fuel, materials and supplies	168	185
Prepayments	16	13
Regulatory assets	1	3
Other current assets	10	1
Total Current Assets	475	468

Property, Plant and Equipment
Regulated utility plant	10,369	9,896
Less: accumulated depreciation - regulated utility plant	2,647	2,476
Regulated utility plant, net	7,722	7,420
Construction work in progress	508	604
Property, Plant and Equipment, net	8,230	8,024

Other Noncurrent Assets
Regulatory assets	438	439
Goodwill	607	607
Other intangibles	29	19
Other noncurrent assets	160	157
Total Other Noncurrent Assets	1,234	1,222

Total Assets	$9,939	$9,714

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2024	December 31, 2023
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$93
Notes payable to affiliates	128	—
Accounts payable	85	80
Accounts payable to affiliates	78	72
Customer deposits	39	35
Taxes	39	32
Regulatory liabilities	26	1
Interest	55	24
Asset retirement obligations	10	13
Other current liabilities	59	52
Total Current Liabilities	519	402

Long-term Debt	3,065	3,064

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	921	912
Investment tax credits	82	83
Asset retirement obligations	56	53
Regulatory liabilities	1,014	1,018
Other deferred credits and noncurrent liabilities	33	30
Total Deferred Credits and Other Noncurrent Liabilities	2,106	2,096

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	3,014	3,033
Earnings reinvested	927	811
Total Equity	4,249	4,152

Total Liabilities and Equity	$9,939	$9,714

(a)80,000 shares authorized; 37,818 shares issued and outstanding at September 30, 2024 and December 31, 2023.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
June 30, 2024	37,818	$308	$3,067	$879	$4,254
Net income				98	98
Return of capital to parent			(53)		(53)
Dividends declared				(50)	(50)
September 30, 2024	37,818	$308	$3,014	$927	$4,249

December 31, 2023	37,818	$308	$3,033	$811	$4,152
Net income				283	283
Capital contributions from parent			84		84
Return of capital to parent			(103)		(103)
Dividends declared				(167)	(167)
September 30, 2024	37,818	$308	$3,014	$927	$4,249

June 30, 2023	37,818	$308	$3,041	$736	$4,085
Net income				101	101
Return of capital to parent			(30)		(30)
Dividends declared				(33)	(33)
September 30, 2023	37,818	$308	$3,011	$804	$4,123

December 31, 2022	37,818	$308	$3,041	$689	$4,038
Net income				240	240
Capital contributions from parent			54		54
Return of capital to parent			(84)		(84)
Dividends declared				(125)	(125)
September 30, 2023	37,818	$308	$3,011	$804	$4,123

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2023 is derived from that Registrant's 2023 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2023 Form 10-K. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

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

Income Statement data for the segments and reconciliation to PPL's consolidated results for the periods ended September 30 are as follows:

	Three Months		Nine Months
	2024	2023	2024	2023
Operating Revenues from external customers
Kentucky Regulated	$895	$893	$2,698	$2,631
Pennsylvania Regulated	716	737	2,159	2,295
Rhode Island Regulated	455	413	1,393	1,355
Corporate and Other	—	—	1	—
Total	$2,066	$2,043	$6,251	$6,281

Net Income (Loss)
Kentucky Regulated	$169	$175	$493	$432
Pennsylvania Regulated	142	136	441	384
Rhode Island Regulated	14	6	90	70
Corporate and Other	(111)	(87)	(313)	(259)
Total	$214	$230	$711	$627

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated Balance Sheets as of:

	September 30, 2024	December 31, 2023
Assets
Kentucky Regulated	$17,356	$17,029
Pennsylvania Regulated	15,328	14,294
Rhode Island Regulated	6,953	6,515
Corporate and Other (a)	835	1,398
Total	$40,472	$39,236

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

	2024 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$2,066	$716	$397	$509
Revenues derived from:
Alternative revenue programs (b)	17	(3)	11	7
Other (c)	(6)	(4)	(1)	(1)
Revenues from Contracts with Customers	$2,077	$709	$407	$515

	2023 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$2,043	$737	$398	$505
Revenues derived from:
Alternative revenue programs (b)	1	(2)	—	—
Other (c)	(6)	(4)	(1)	(2)
Revenues from Contracts with Customers	$2,038	$731	$397	$503

	2024 Nine Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$6,251	$2,159	$1,239	$1,498
Revenues derived from:
Alternative revenue programs (b)	21	(14)	15	13
Other (c)	(18)	(12)	(3)	(3)
Revenues from Contracts with Customers	$6,254	$2,133	$1,251	$1,508

	2023 Nine Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$6,281	$2,295	$1,227	$1,439
Revenues derived from:
Alternative revenue programs (b)	42	5	1	(3)
Other (c)	(17)	(11)	(3)	(3)
Revenues from Contracts with Customers	$6,306	$2,289	$1,225	$1,433

(a)PPL includes $455 million and $1.4 billion for the three and nine months ended September 30, 2024 and $413 million and $1.4 billion for the three and nine months ended September 30, 2023 of revenues from external customers reported by the Rhode Island Regulated segment. PPL Electric represents revenues from external customers reported by the Pennsylvania Regulated segment and LG&E and KU, net of intercompany power sales and transmission revenues, represent revenues from external customers reported by the Kentucky Regulated segment. See Note 2 for additional information.
(b)This line item shows the over/under collection of rate mechanisms deemed alternative revenue programs with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts.
(c)Represents additional revenues outside the scope of revenues from contracts with customers, such as lease and other miscellaneous revenues.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended September 30.

	Three Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2024
PA Regulated	$367	$111	$12	$15	$—	$—	$204	$709
KY Regulated	378	268	161	76	7	20	—	910
RI Regulated	112	38	5	251	—	—	52	458
Total PPL	$857	$417	$178	$342	$7	$20	$256	$2,077

2023
PA Regulated	$389	$113	$13	$14	$—	$—	$202	$731
KY Regulated	367	260	162	79	6	17	—	891
RI Regulated	110	32	4	223	—	—	47	416
Total PPL	$866	$405	$179	$316	$6	$17	$249	$2,038

PPL Electric
2024	$367	$111	$12	$15	$—	$—	$204	$709
2023	$389	$113	$13	$14	$—	$—	$202	$731

LG&E
2024	$190	$132	$48	$31	$—	$6	$—	$407
2023	$182	$127	$49	$33	$—	$6	$—	$397

KU
2024	$188	$136	$113	$45	$7	$26	$—	$515
2023	$185	$133	$113	$45	$6	$21	$—	$503

	Nine Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2024
PA Regulated	$1,125	$318	$34	$43	$—	$—	$613	$2,133
KY Regulated	1,147	780	479	248	18	48	—	2,720
RI Regulated	480	182	17	593	—	—	128	1,400
Corp and Other	—	—	—	1	—	—	—	1
Total PPL	$2,752	$1,280	$530	$885	$18	$48	$741	$6,254

2023
PA Regulated	$1,266	$346	$44	$40	$—	$—	$593	$2,289
KY Regulated	1,108	771	486	205	17	37	—	2,624
RI Regulated	480	182	17	586	—	—	128	1,393
Total PPL	$2,854	$1,299	$547	$831	$17	$37	$721	$6,306

	Nine Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL Electric
2024	$1,125	$318	$34	$43	$—	$—	$613	$2,133
2023	$1,266	$346	$44	$40	$—	$—	$593	$2,289

LG&E
2024	$571	$391	$141	$114	$—	$34	$—	$1,251
2023	$574	$398	$145	$75	$—	$33	$—	$1,225

KU
2024	$576	$389	$338	$134	$18	$53	$—	$1,508
2023	$534	$373	$341	$130	$17	$38	$—	$1,433

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

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the periods ended September 30.

	Three Months		Nine Months
	2024	2023	2024	2023
PPL (a)	$28	$20	$72	$47
PPL Electric (a)	13	10	37	27
LG&E	1	2	2	3
KU	2	1	3	2

(a)    For the nine months ended September 30, 2024, balances include amounts impaired related to PPL Electric's billing issues. See Note 6 for additional information.

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers.

	PPL	PPL Electric	LG&E	KU
Contract liabilities at December 31, 2023	$43	$29	$6	$7
Contract liabilities at September 30, 2024	31	21	5	5
Revenue recognized during the nine months ended September 30, 2024 that was included in the contract liability balance at December 31, 2023	26	12	6	7

Contract liabilities at December 31, 2022	$34	$23	$5	$6
Contract liabilities at September 30, 2023	33	21	5	6
Revenue recognized during the nine months ended September 30, 2023 that was included in the contract liability balance at December 31, 2022	21	10	5	6

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended September 30 used in the EPS calculation are:

	Three Months		Nine Months
	2024	2023	2024	2023
Income (Numerator)
Net income attributable to PPL	$214	$230	$711	$627
Less amounts allocated to participating securities	1	—	2	1
Net income available to PPL common shareowners - Basic and Diluted	$213	$230	$709	$626

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	737,773	737,107	737,678	737,005
Add: Dilutive share-based payment awards (a)	2,192	1,077	1,772	1,016
Weighted-average shares - Diluted EPS	739,965	738,184	739,450	738,021

Basic and Diluted EPS
Net Income available to PPL common shareowners	$0.29	$0.31	$0.96	$0.85

(a)    The Treasury Stock Method was applied to non-participating share-based payment awards.

For the periods ended September 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Nine Months
	2024	2023	2024	2023
Stock-based compensation awards	—	179	—	324

5. Income Taxes

Reconciliations of income tax expense (benefit) for the periods ended September 30 are as follows.

(PPL)
	Three Months		Nine Months
	2024	2023	2024	2023
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$57	$60	$189	$167
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	20	16	48	49
Income tax credits (a)	(2)	(9)	(4)	(11)
Utility rate-making tax adjustments (b)	(4)	(2)	(14)	(9)
Amortization of excess deferred federal and state income taxes	(13)	(13)	(33)	(33)
Other	—	6	3	7
Total increase (decrease)	1	(2)	—	3
Total income tax expense (benefit)	$58	$58	$189	$170

(a)    The amounts for the three and nine month periods ended September 30, 2023 primarily consist of a deferred tax benefit from renewable tax credits acquired at a discount.

(b)     Primarily consists of tax impacts of AFUDC equity and related depreciation across PPL's regulated utility subsidiaries and flow through tax impacts of Pennsylvania utility ratemaking. Flow through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

(PPL Electric)
	Three Months		Nine Months
	2024	2023	2024	2023
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$40	$38	$122	$107
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	13	13	39	36
Utility rate-making tax adjustments (a)	(2)	(1)	(12)	(8)
Amortization of excess deferred federal and state income taxes	(3)	(4)	(8)	(8)
Other	(1)	(3)	—	(1)
Total increase (decrease)	7	5	19	19
Total income tax expense (benefit)	$47	$43	$141	$126

(a)     Primarily consists of tax impacts of AFUDC equity and related depreciation and flow through tax impacts of Pennsylvania utility ratemaking. Flow through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

(LG&E)
	Three Months		Nine Months
	2024	2023	2024	2023
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$20	$21	$62	$56
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	4	11	10
Amortization of excess deferred federal and state income taxes	(3)	(3)	(9)	(9)
Other	(1)	(1)	(3)	(2)
Total increase (decrease)	—	—	(1)	(1)
Total income tax expense (benefit)	$20	$21	$61	$55

(KU)
	Three Months		Nine Months
	2024	2023	2024	2023
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$26	$26	$74	$63
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	5	13	12
Amortization of excess deferred federal and state income taxes	(4)	(5)	(13)	(13)
Other	(2)	(2)	(4)	(3)
Total increase (decrease)	(2)	(2)	(4)	(4)
Total income tax expense (benefit)	$24	$24	$70	$59

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

Transfer of Certain Credits under the Inflation Reduction Act (PPL)

The IRS released the final Internal Revenue Code Section 6418 regulations related to the transfer of certain credits under the Inflation Reduction Act. The regulations became effective on July 1, 2024 and did not and are not expected to have a material impact on the financial statements regarding prior or future credit transfers.

6. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric		LG&E		KU
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Current Regulatory Assets:
Rate adjustment mechanisms	$118	$118	$—	$—	$—	$—	$—	$—
Renewable energy certificates	15	14	—	—	—	—	—	—
Derivative instruments	20	51	—	—	—	—	—	—
Smart meter rider	7	6	7	6	—	—	—	—
Universal service rider	7	—	7	—	—	—	—	—
Storm damage costs	51	12	51	12	—	—	—	—
Fuel adjustment clause	—	4	—	—	—	3	—	—
Transmission service charge	56	43	34	31	—	—	—	—
Transmission formula rate	15	5	—	—	—	—	—	—
Distribution system improvement charge	8	7	8	7	—	—	—	—
Tax Cuts and Jobs Act (over/under)	9	—	9	—	—	—	—	—
Gas line tracker	4	—	—	—	4	—	—	—
Other	32	33	1	1	1	4	1	3
Total current regulatory assets	$342	$293	$117	$57	$5	$7	$1	$3

Noncurrent Regulatory Assets:
Defined benefit plans	$882	$887	$428	$417	$205	$217	$132	$136
Plant outage costs	32	38	—	—	8	10	25	28
Net metering	140	112	—	—	—	—	—	—
Environmental cost recovery	97	99	—	—	—	—	—	—
Storm costs	108	97	17	—	19	15	23	14
Unamortized loss on debt	20	22	3	3	9	10	6	7
Interest rate swaps	7	7	—	—	7	7	—	—
Terminated interest rate swaps	54	58	—	—	32	34	22	24
Accumulated cost of removal of utility plant	173	178	173	178	—	—	—	—
AROs	284	289	—	—	75	76	209	213
Derivatives instruments	5	8	—	—	—	—	—	—
Gas line inspections	24	21	—	—	22	19	2	2
Advanced metering infrastructure	24	15	—	—	12	7	12	8
Other	44	43	1	—	—	—	7	7
Total noncurrent regulatory assets	$1,894	$1,874	$622	$598	$389	$395	$438	$439

	PPL		PPL Electric		LG&E		KU
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Current Regulatory Liabilities:
Generation supply charge	$59	$51	$59	$51	$—	$—	$—	$—
Environmental cost recovery	14	—	—	—	8	—	6	—
Tax Cuts and Jobs Act customer refund	—	5	—	5	—	—	—	—
Act 129 compliance rider	7	15	7	15	—	—	—	—
Transmission formula rate	6	21	3	18	—	—	—	—
Rate adjustment mechanism	87	72	—	—	—	—	—	—
Energy efficiency	25	23	—	—	—	—	—	—
Gas supply clause	—	15	—	—	—	15	—	—
DSM	15	1	—	—	7	—	8	1
Fuel adjustment clause	13	—	—	—	2	—	11	—
Other	20	22	—	2	1	1	1	—
Total current regulatory liabilities	$246	$225	$69	$91	$18	$16	$26	$1

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$1,033	$996	$—	$—	$316	$306	$411	$399
Power purchase agreement - OVEC	12	19	—	—	8	13	4	6
Net deferred taxes	1,923	1,977	750	763	445	459	503	523
Defined benefit plans	280	252	94	73	21	20	63	59
Terminated interest rate swaps	55	57	—	—	28	29	27	28
Energy efficiency	32	5	—	—	—	—	—	—
Other	36	34	—	—	3	—	6	3
Total noncurrent regulatory liabilities	$3,371	$3,340	$844	$836	$821	$827	$1,014	$1,018

Regulatory Matters

Rhode Island Activities (PPL)

Rate Case Proceedings

Pursuant to Report and Order No. 23823 issued May 5, 2020, the RIPUC approved the terms of an Amended Settlement Agreement (the ASA), reflecting an allowed return on equity (ROE) rate of 9.275% based on a common equity ratio of approximately 51%. RIE is currently in year six of the multi-year rate plan (Rate Plan). On June 30, 2021, the Rhode Island Division of Public Utilities and Carriers consented to an open-ended extension of the term of the Rate Plan. Pursuant to the settlement with the Rhode Island Office of the Attorney General in connection with the acquisition of RIE by PPL, RIE currently does not anticipate filing a new base rate case before October 1, 2025. Pursuant to the open-ended extension, the Rate Year 3 level of base distribution rates under the ASA will remain in effect and RIE will continue to operate under the current Rate Plan until a new Rate Plan is approved by the RIPUC.

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

On September 27, 2023, the RIPUC unanimously approved RIE to deploy an AMF-based metering system for the electric distribution business. RIE is authorized to seek recovery of the approved capital investment through the ISR process with an overall multi-year cap on recovery at approximately $153 million, subject to certain terms, conditions and limitations with respect to the potential offsets and recoverability of certain costs. RIE is required to continue spending, even if above the recovery cap, until it achieves the functionalities outlined in the AMF Business Case. RIE filed with the RIPUC for approval (i) an updated electric Service Quality Plan on December 27, 2023, (ii) additional compliance tariff provisions regarding recovery and updated cost schedules to reflect the RIPUC's decision on December 22, 2023, and (iii) electric and gas tariff advice filings for Automatic Meter Reading/AMF meter opt-out tariff provisions on September 19, 2024. RIE cannot predict the outcome of these matters.

Grid Modernization

RIE filed a new GMP with the RIPUC on December 30, 2022. The new GMP filing consists of a holistic suite of grid modernization investments that will provide RIE with the tools and capability to manage the electric distribution system more granularly considering a range of distributed energy resources adoption levels, accelerated by Rhode Island's climate mandates, while at the same time maintaining a safe and reliable electric distribution system. The GMP is an informational guidance document that supports the grid modernization investments to be proposed in future electric ISR plans. Consequently, RIE did not request approval from the RIPUC for any specific investments or seek cost recovery as part of the GMP; rather, RIE requested that the RIPUC issues an order affirming RIE's compliance with its obligation to file a GMP that meets the requirements of the ASA. The RIPUC held a status conference on October 26, 2023 to discuss the scope of the RIPUC's review of the GMP and its potential impact on future electric ISR plans. RIE cannot predict the outcome of this matter.

Petition for Deferral of Credit Card Fees

On January 31, 2024, RIE filed a petition with the RIPUC requesting authority to recognize regulatory assets related to credit card, debit card and related fees transactions ("Electronic Transaction Fees") that RIE has waived and will continue to waive pursuant to the RIPUC orders related to COVID-19 impacts. On July 30, 2024, the RIPUC unanimously approved RIE's request to record a regulatory asset for Electronic Transaction Fees that have been incurred since July 1, 2020 until RIE's next general rate case or as otherwise determined by the RIPUC. RIE plans to include a proposal as part of its next base distribution rate case for the amortization and recovery of the regulatory assets and to include future Electronic Transaction Fees in base distribution rates.

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

FY 2023 Gas Infrastructure, Safety and Reliability (ISR) Plan

At an Open Meeting on March 29, 2022, the RIPUC conditionally approved RIE's FY 2023 Gas ISR Plan and associated revenue requirement, subject to further review regarding RIE's Proactive Main Replacement Program and its decision to reconstruct and purchase heating and pressure regulation equipment located at RIE's Wampanoag and Tiverton take stations. In response to RIPUC direction, RIE filed testimony with the RIPUC on May 16, 2022 regarding its replacement of heating and pressure regulation facilities at the Wampanoag and Tiverton take stations and addressing: (i) a cost-benefit analysis arising from RIE's decision to take ownership of the reconstructed take station equipment; (ii) the potential that the benefits derived from the reconstruction and ownership transfer of the take station equipment will not be realized due to the future use of hydrogen or abandonment of the gas system; and (iii) the depreciation and accounting treatment of the reconstructed take station equipment. The RIPUC has not taken any action to date on this issue, including in its action on the FY 2025 Gas ISR Plan.

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

Kentucky Activities

(PPL, LG&E and KU)

Kentucky September 2024 Storm

In September 2024, LG&E and KU experienced significant winds and rain activity in their service territories, resulting in substantial damage to certain of LG&E's and KU's assets with total estimated storm costs incurred through September 30, 2024 of $12 million ($2 million at LG&E and $10 million at KU). On October 15, 2024, LG&E and KU submitted a filing with the KPSC requesting regulatory asset treatment of the extraordinary operations and maintenance expenses portion of the costs incurred related to the storm. As of September 30, 2024, LG&E and KU recorded regulatory assets related to the storm of $1 million and $5 million. LG&E and KU cannot predict the outcome of this matter.

Kentucky May 2024 Storm

In May 2024, LG&E and KU experienced significant windstorm activity in their service territories, resulting in substantial damage to certain of LG&E's and KU's assets with total estimated costs incurred through September 30, 2024 of $28 million ($16 million at LG&E and $12 million at KU). On June 13, 2024, LG&E and KU submitted a filing with the KPSC requesting regulatory asset treatment of the extraordinary operations and maintenance expenses portion of the costs incurred related to the storm. On July 2, 2024, the KPSC issued an order provisionally approving the request for accounting purposes, noting that the decision on approval of recovery would be determined in the future. On August 18, 2024, LG&E and KU submitted a request that the matter be decided by the KPSC based upon the written record. As of September 30, 2024, LG&E and KU each recorded regulatory assets related to the storm of $4 million. LG&E and KU cannot predict the outcome of this matter.

KPSC Investigation Related to Winter Storm Elliott

On December 22, 2023, the KPSC initiated an investigation into the practices of LG&E and KU regarding the provision of electric service from December 23, 2022 through December 25, 2022, during a period of extreme temperatures during Winter Storm Elliott. The investigation is the result of LG&E's and KU's need to implement brief service interruptions to approximately 55,000 customers during this period. The purpose of the investigation is to supplement discovery and examination already completed through LG&E's and KU's CPCN proceedings, a legislative hearing completed in February 2023 and reports completed by the NERC and the FERC related to the issue. Additionally, the investigation will evaluate LG&E's and KU's actions taken, or planned to be taken, since Winter Storm Elliott that affect their ability to provide service during periods of variable weather and power system stress. LG&E and KU believe actions taken during the period under question were necessary and appropriate. Several parties were granted intervenor status for the proceeding and, after completion of written discovery, a hearing on the matter occurred on May 23, 2024. The parties have filed post-hearing briefs and the case has been submitted for decision. LG&E and KU cannot predict the outcome of this matter, and an estimate of the impact, if any, cannot be determined, but LG&E and KU do not believe this matter will have a significant impact on their operations or financial condition.

Mill Creek Unit 1 Retired Asset Recovery (RAR) Application (PPL and LG&E)

On October 4, 2024, LG&E submitted an application related to the expected retirement of Mill Creek Unit 1 by December 31, 2024, requesting recovery of associated costs under the RAR rider. The RAR rider was established by KPSC orders in 2021 to provide recovery of and return on the remaining investment in certain electric generating units, including the remaining net book value of each unit, materials and supplies that cannot be used at other plants and any associated removal costs, upon their retirement over a ten-year period following retirement. LG&E expects these costs to be approximately $125 million and proposes to begin application of the RAR rider with bills issued in March 2025. On October 28, 2024, the KPSC issued an order to establish a procedural schedule regarding its investigation of the reasonableness of the proposed tariff. The KPSC intends to rule on the matter by February 28, 2025. LG&E cannot predict the outcome of this proceeding.

Pennsylvania Activities (PPL and PPL Electric)

PAPUC investigation into billing issues

On January 31, 2023, the PAPUC initiated an investigation focused on billing issues related to estimated, irregular bills and customer service concerns following customer complaints, which for many customers were driven by increased prices for electricity supply. Certain bills issued during the time period of December 20, 2022 through January 9, 2023 were estimated due to a technical issue that prevented PPL Electric from providing actual collected meter data to customer facing and other internal systems. Customers also reported difficulties accessing PPL Electric's website and contacting the customer service call center. The PAPUC's Bureau of Investigation & Enforcement (I&E) has directed PPL Electric to respond to certain inquiries and document requests. PPL Electric submitted its responses to the information request and cooperated fully with the investigation. PPL Electric reached a Settlement Agreement with I&E on November 21, 2023. In the settlement, PPL Electric agreed to pay a civil penalty of $1 million, make certain remedial improvements to its billing systems and processes, and agreed to not seek recovery for extraordinary costs incurred in responding to or resulting from the billing event. On November 21, 2023, PPL Electric and I&E submitted a Joint Petition for Approval of Settlement to the PAPUC. On January 18, 2024, the PAPUC issued an Order requesting public comment prior to the PAPUC entering a Final Order on the petition. Comments were due on February 28, 2024, and comments were filed by the Office of Consumer Advocate, CAUSE-PA (low-income advocate), and individual customers. On March 19, 2024, PPL Electric filed reply comments. On April 25, 2024, the PAPUC announced at its public meeting that it would be issuing an order approving the Settlement Agreement with modifications. The modifications included converting the $1 million civil penalty to a $1 million donation to PPL Electric's hardship fund, Operation HELP, and requiring PPL Electric to make various progress reports on efforts to remediate the billing issue. PPL Electric and I&E had 20 business days from the issuance of the PAPUC order to accept or reject the proposed modifications to the Settlement Agreement. The time period to withdraw from the Settlement Agreement expired on June 14, 2024, without PPL Electric or I&E withdrawing from the Settlement Agreement, and the terms of the Settlement Agreement, as modified by the PAPUC's order, are now final. PPL Electric is in the process of complying with the terms of the Settlement Agreement, including making the $1 million contribution to Operation HELP on June 24, 2024.

PPL Electric incurred no costs and $17 million for the three and nine month periods ended September 30, 2024 and $12 million and $21 million for the three and nine month periods ended September 30, 2023 related to the billing issue. PPL Electric will not seek regulatory recovery of these costs.

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

Act 129

The Pennsylvania Public Utility Code requires electric distribution companies, including PPL Electric, to act as a DSP, which provides electricity generation supply service to customers pursuant to a PAPUC-approved default service procurement plan. A DSP is able to recover the costs associated with its default service procurement plan.

In March 2024, PPL Electric filed a Petition for Approval of a new default service program and procurement plan with the PAPUC for the period June 1, 2025 through May 31, 2029. In August 2024, PPL Electric submitted a Joint Petition for Settlement in the proceeding. In September 2024, the Administrative Law Judge issued an Interim Order approving the proposed settlement without modification which remains pending before the PAPUC. PPL Electric cannot predict the outcome of this proceeding.

Federal Matters

FERC Transmission Rate Filing (PPL, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going waivers and credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the U.S. Court of Appeals - D.C. Circuit (D.C. Circuit Court of Appeals) regarding the FERC's orders on the elimination of the mitigation and required transition mechanism. In August 2022, the D.C. Circuit Court of Appeals issued an order remanding the proceedings back to the FERC. On May 18, 2023, the FERC issued an order on remand reversing its 2019 decision and requiring LG&E and KU to refund credits previously withheld, including under such transition mechanism. LG&E and KU filed a petition for review of the FERC's May 18, 2023 order with the D.C. Circuit Court of Appeals and provided refunds in accordance with the FERC order on December 1, 2023. The FERC issued an order on LG&E's and KU's compliance filing on November 16, 2023, and LG&E and KU filed a petition for review of this November 16, 2023 order on February 14, 2024. FERC issued the substantive order on rehearing on March 21, 2024, reaffirming its prior decision. LG&E and KU filed their opening brief with the D.C. Circuit Court of Appeals on June 24, 2024 and the FERC and the intervenors have filed briefs as well. LG&E's and KU's reply brief is due November 4, 2024. LG&E and KU cannot predict the ultimate outcome of the proceedings or any other post decision process but do not expect the annual impact to have a material effect on their operations or financial condition. LG&E and KU currently receive recovery of certain waivers and credits primarily through base rates increases, provided, however, that increases associated with the FERC's May 18, 2023 order are expected to be subject to future rate proceedings.

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

Other

Purchase of Receivables Program

(PPL and PPL Electric)

In accordance with a PAPUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During the three months and nine months ended September 30, 2024, PPL Electric purchased $404 million and $1 billion of accounts receivable from alternative suppliers. During the three and nine months ended September 30, 2023, PPL Electric purchased $391 million and $1 billion of accounts receivable from alternative suppliers.

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

	September 30, 2024					December 31, 2023
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (c)	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (c)
PPL
PPL Capital Funding (a)
Syndicated Credit Facility (b)	Dec. 2028	$1,250	$—	$—	$1,250	$—	$390
Bilateral Credit Facility	Feb. 2025	100	—	—	100	—	—
Bilateral Credit Facility	Feb. 2025	100	—	14	86	—	13
Total PPL Capital Funding Credit Facilities		$1,450	$—	$14	$1,436	$—	$403

PPL Electric
Syndicated Credit Facility	Dec. 2028	$650	$—	$1	$649	$—	$511
Total PPL Electric Credit Facilities		$650	$—	$1	$649	$—	$511

LG&E
Syndicated Credit Facility	Dec. 2028	$500	$—	$—	$500	$—	$—
Total LG&E Credit Facilities		$500	$—	$—	$500	$—	$—

KU
Syndicated Credit Facility	Dec. 2028	$400	$—	$—	$400	$—	$93
Total KU Credit Facilities		$400	$—	$—	$400	$—	$93

(a)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(b)The PPL Capital Funding $1.25 billion syndicated credit facility includes a $250 million borrowing sublimit for RIE and a $1 billion sublimit for PPL Capital Funding at September 30, 2024 and December 31, 2023. RIE’s borrowing sublimit is adjustable, at the borrowers’ option, from $0 to $600 million, with the remaining balance of the $1.25 billion available under the facility allocated to PPL Capital Funding. At September 30, 2024, PPL Capital Funding and RIE had no commercial paper outstanding. At December 31, 2023, PPL Capital Funding had $365 million commercial paper outstanding and RIE had $25 million commercial paper outstanding. RIE's obligations under the facility are not guaranteed by PPL.
(c)Commercial paper issued reflects the undiscounted face value of the issuance.

PPL Capital Funding, RIE, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	September 30, 2024				December 31, 2023
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances (c)	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances (c)
PPL Capital Funding (a) (b)		$1,350	$—	$1,350	5.66%	$365
RIE (b)		400	—	400	5.72%	25
PPL Electric		650	—	650	5.67%	510
LG&E		500	—	500		—
KU		400	—	400	5.64%	93
Total		$3,300	$—	$3,300		$993

(a)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(b)Issuances under the PPL Capital Funding and RIE commercial paper programs are supported by the PPL Capital Funding syndicated credit facility, which has a total capacity of $1.25 billion. At September 30, 2024 and December 31, 2023, the borrowing sublimits were $250 million for RIE and $1 billion for PPL Capital Funding. PPL Capital Funding’s commercial paper program is also backed by a separate bilateral credit facility for $100 million.
(c)Commercial paper issued reflects the undiscounted face value of the issuance.

(PPL Electric, LG&E, and KU)

See Note 11 for discussion of intercompany borrowings.

Long-term Debt

(PPL)

In March 2024, RIE issued $500 million of 5.35% Senior Notes due 2034. RIE received proceeds of $496 million, net of discounts and underwriting fees, to be used to repay short-term debt and for other general corporate purposes.

In August 2024, PPL Capital Funding issued $750 million of 5.25% Senior Notes due 2034. PPL Capital Funding received proceeds of $741 million, net of discounts and underwriting fees, to be used to repay short-term debt and for other general corporate purposes.

(PPL and PPL Electric)

In January 2024, PPL Electric issued $650 million of 4.85% First Mortgage Bonds due 2034. PPL Electric received proceeds of $644 million, net of discounts and underwriting fees, to be used to repay short-term debt and for other general corporate purposes.

Dividends

In August 2024, PPL declared a quarterly cash dividend on its common stock, payable October 1, 2024, of 25.75 cents per share (equivalent to $1.03 per annum).

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

In connection with the Acquisition, National Grid USA Service Company, Inc., National Grid USA and Narragansett Electric entered into a transition services agreement (TSA), pursuant to which the National Grid entities agreed to provide certain transition services to Narragansett Electric to facilitate the transition of the operation of Narragansett Electric to PPL following the Acquisition, as agreed upon in the Narragansett share purchase agreement. The TSA was for an initial two-year term and was completed in the third quarter of 2024. TSA costs were $32 million and $129 million during the three and nine months ended September 30, 2024, and $59 million and $179 million during the three and nine months ended September 30, 2023.

Commitments to the Rhode Island Division of Public Utilities and Carriers and the Attorney General of the State of Rhode Island

As a condition to the Acquisition, PPL made certain commitments to the Rhode Island Division of Public Utilities and Carriers and the Attorney General of the State of Rhode Island. See Note 9 in PPL's 2023 Form 10-K for a complete listing of those commitments. The following represents an update to the remaining commitments:

•RIE will forgo potential recovery of any and all transition costs, which includes (1) the installation of certain information technology systems; (2) modification and enhancements to physical facilities in Rhode Island; and (3) costs related to severance payments, communications and branding changes, and other transition related costs. These costs, which are being expensed as incurred, were $85 million and $250 million for the three and nine months ended September 30, 2024, and $69 million and $193 million for the three and nine months ended September 30, 2023.
•RIE will not seek to recover in rates any markup charged by National Grid USA and/or its affiliates under the TSA, which were $5 million and $8 million for the three and nine months ended September 30, 2024, and $2 million and $6 million for the three and nine months ended September 30, 2023.

Developments (PPL, LG&E and KU)

Mill Creek Unit 5 Construction

In December 2022, LG&E and KU filed a CPCN with the KPSC requesting approval to construct a 640 MW net summer rating Natural Gas Combined Cycle (NGCC) combustion turbine at LG&E’s Mill Creek Generating Station. In November 2023, the KPSC issued an order approving the request as well as the requested AFUDC accounting treatment for associated financing costs relating to the NGCC. The new NGCC facility will be jointly owned by LG&E (31%) and KU (69%). In February 2024, LG&E and KU entered into agreements to begin construction. Total project costs are estimated at approximately $1.0 billion, including AFUDC. Commercial operation of the facility is anticipated to begin mid-2027.

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

	Pension Benefits
	Three Months		Nine Months
	2024	2023	2024	2023
PPL
Service cost	$9	$8	$26	$25
Interest cost	45	47	137	141
Expected return on plan assets	(74)	(77)	(224)	(232)
Amortization of:
Prior service cost	1	2	2	5
Actuarial loss	3	1	8	2
Net periodic defined benefit costs (credits)	$(16)	$(19)	$(51)	$(59)

	Other Postretirement Benefits
	Three Months		Nine Months
	2024	2023	2024	2023
PPL
Service cost	$2	$1	$5	$4
Interest cost	8	8	22	23
Expected return on plan assets	(8)	(7)	(23)	(22)
Amortization of:
Prior service cost	—	—	1	1
Actuarial loss	(1)	(1)	(4)	(4)
Net periodic defined benefit costs (credits)	$1	$1	$1	$2

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

On January 19, 2023, the Rhode Island Division of Public Utilities and Carriers (the Division) filed a motion to dismiss RIPUC Docket No. 22-05-EE without prejudice. As grounds for its motion, the Division stated that sufficient evidence exists in the docket to warrant an independent summary investigation by the Division, to include an audit of RIE. If the Division finds sufficient grounds, the Division may proceed to a formal hearing regarding the matters under investigation. Upon the conclusion of its investigation, the Division will provide the RIPUC with a report outlining the Division’s findings and final decision. On January 30, 2023, the Rhode Island Attorney General filed an objection to the Division’s motion to dismiss; RIE and National Grid USA each filed responses with the RIPUC requesting that any additional action taken by the RIPUC or the Division be considered after National Grid USA completes its internal investigation report, which National Grid USA filed with the RIPUC on March 10, 2023. On February 24, 2023, the Division initiated the independent summary investigation that it had referenced in its motion to dismiss. The RIPUC held a hearing on March 28, 2023 to hear oral arguments regarding the Division’s motion to dismiss and subsequently denied the motion. On November 27, 2023, the Division filed testimony recommending the RIPUC disallow a portion of the performance incentive awarded from 2012 through 2021. On January 19, 2024, the Division and the Rhode Island Attorney General filed their respective briefs recommending that the RIPUC assess financial penalties on the Company. The Division also recommended that the RIPUC consider further regulatory investigations and analysis within each of the energy efficiency dockets from 2012 through 2020, to confirm the accuracy of claimed savings and to document all conduct and actions that would trigger penalties. On April 2, 2024, the RIPUC issued an amended order that expressly expands the scope of the proceeding to address issues of accountability and the question of whether statutory penalties should be assessed against RIE relating to the manipulation of the reporting of invoices affecting the recovery of past shareholder incentives and the resulting impact on RIE’s customers. This RIPUC proceeding remains open and, in parallel, the Division’s summary investigation remains ongoing. In the RIPUC proceeding, RIE and National Grid USA filed testimony on June 14, 2024, supporting their position that the appropriate amount to be refunded to the energy efficiency program is less than $1 million. The Division’s current position is that $11 million is the appropriate amount to be refunded to the energy efficiency program. The Division’s testimony on statutory penalties was due October 15, 2024. On October 14, 2024, the Division filed a motion to suspend the procedural schedule and requirement for filing testimony. At this time, it is not possible to predict the final outcome, or determine the total amount of any additional liabilities that may be incurred by RIE in connection with this matter or the Division’s summary investigation. RIE does not expect this matter will have a material adverse effect on its results of operations, financial position or cash flows.

E.W. Brown Environmental Assessment (PPL and KU)

KU is undertaking extensive remedial measures at the E.W. Brown plant including closure of the former ash pond, implementation of a groundwater remedial action plan and performance of a corrective action plan including aquatic study of adjacent surface waters and risk assessment. The aquatic study and risk assessment are being undertaken pursuant to a 2017 agreed Order with the Kentucky Energy and Environment Cabinet (KEEC). KU conducted sampling of Herrington Lake in 2017 and 2018. In June 2019, KU submitted to the KEEC the required aquatic study and risk assessment, conducted by an independent third-party consultant, finding that discharges from the E.W. Brown plant have not had any significant impact on Herrington Lake and that the water in the lake is safe for recreational use and meets safe drinking water standards. On May 31,

2021, the KEEC approved the report and released a response to public comments. On August 6, 2021, KU submitted a Supplemental Remedial Alternatives Analysis report to the KEEC that outlines proposed additional fish, water, and sediment testing. On February 18, 2022, the KEEC provided approval to KU to proceed with the proposed sampling, which commenced in the spring of 2022. On November 17, 2022, KU submitted a Supplemental Performance Monitoring Report to the KEEC finding that there are no significant unaddressed risks to human health or the environment at the plant. KU revised the Supplemental Performance Monitoring Report on June 8, 2023, in response to KEEC comments from April 24, 2023. On September 1, 2023, the KEEC requested KU to propose additional monitoring or remedial measures. KU submitted a revised Supplemental Performance Monitoring and Corrective Action Completion on December 28, 2023. In August 2024, KU submitted a proposed environmental covenant to the KEEC specifying certain site restrictions. Discussions between KU and the KEEC are ongoing.

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

As of September 30, 2024 and December 31, 2023, PPL Electric had a recorded liability of $8 million, representing its best estimate of the probable loss incurred to remediate these sites.

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

As of September 30, 2024 and December 31, 2023, PPL had a recorded liability of $99 million, representing its best estimate of the remaining costs of RIE's environmental remediation activities. These undiscounted costs are expected to be incurred over approximately 30 years and generally to be subject to rate recovery. However, remediation costs for each site may be materially higher than estimated, depending on changing technologies and regulatory standards, selected end uses for each site, and actual environmental conditions encountered. RIE has recovered amounts from certain insurers and potentially responsible parties, and, where appropriate, may seek additional recovery from other insurers and potentially responsible parties, but it is uncertain whether, and to what extent, such efforts will be successful.

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

Gas - Security Directives (PPL and LG&E)

In May and July of 2021, the Department of Homeland Security’s (DHS) Transportation Security Administration (TSA) released two security directives applicable to certain notified owners and operators of natural gas pipeline facilities (including local distribution companies) that the TSA has determined to be critical. The TSA has determined that LG&E is within the scope of the directive, while RIE has not been notified of this distinction. The first security directive required notified owners/operators to implement cybersecurity incident reporting to the DHS, designate a cybersecurity coordinator, and perform a gap assessment of current entity cybersecurity practices against certain voluntary TSA security guidelines and report relevant results and proposed mitigation to applicable DHS agencies. The second security directive, revised in July of 2024, requires refinement of the cybersecurity implementation plan and the cybersecurity assessment plan. LG&E does not believe the security directives have had or will have a significant impact on LG&E’s operations or financial condition.

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

(All Registrants)

The table below details guarantees provided as of September 30, 2024. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The Registrants believe the probability of expected payment/performance under each of these guarantees is remote, except for the guarantees and indemnifications related to the sale of Safari Holdings, which PPL believes are reasonably possible but not probable of occurring. For reporting purposes, on a consolidated basis, the guarantees of PPL include the guarantees of its subsidiary Registrants.

	Exposure at September 30, 2024		Expiration Date
PPL
Indemnifications related to certain tax liabilities related to the sale of the U.K. utility business	£50	(a)	2028
PPL guarantee of Safari payment obligations under certain sale/leaseback financing transactions related to the sale of Safari Holdings	$105	(b)	2028
Indemnifications for losses suffered related to items not covered by Aspen Power's representation and warranty insurance associated with the sale of Safari Holdings	140	(c)	2028
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(d)

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
(d)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement, and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. PPL's proportionate share of OVEC's outstanding debt was $82 million at September 30, 2024, consisting of LG&E's share of $57 million and KU's share of $25 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 13 in PPL's, LG&E's and KU's 2023 Form 10-K for additional information on the OVEC power purchase contract.

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

	Three Months		Nine Months
	2024	2023	2024	2023
PPL Electric from PPL Services	$53	$52	$159	$166
LG&E from LKS	25	25	82	85
LG&E from PPL Services	15	10	46	30
KU from LKS	31	35	99	110
KU from PPL Services	15	11	45	33

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

Intercompany Borrowings

(PPL Electric)

CEP Reserves maintains a $800 million revolving line of credit with a PPL Electric subsidiary. At September 30, 2024, CEP Reserves had $418 million of borrowings outstanding. At December 31, 2023, CEP Reserves had no borrowings outstanding. The interest rates on borrowings are equal to an adjusted one-month SOFR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the PPL Electric Income Statements.

(LG&E and KU)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to the difference between LG&E's FERC borrowing limit and LG&E's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At September 30, 2024, LG&E's money pool unused capacity was $716 million. At September 30, 2024, LG&E had borrowings outstanding from KU and/or LKE of $34 million. These balances are reflected in "Notes payable to affiliates" on the LG&E Balance Sheets. At December 31, 2023, LG&E had insignificant borrowings outstanding from KU and/or LKE.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to the difference between KU's FERC borrowing limit and KU's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At September 30, 2024, KU's money pool unused capacity was $522 million. At September 30, 2024, KU had borrowings outstanding from LG&E and/or LKE of $128 million. These balances are reflected in "Notes payable to affiliates" on the KU Balance Sheets. At December 31, 2023, KU had no borrowings outstanding from LG&E and/or LKE.

12. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended September 30, were:

	Three Months		Nine Months
	2024	2023	2024	2023
Defined benefit plans - non-service credits (Note 9)	$9	$13	$32	$30
Interest income	10	4	25	22
AFUDC - equity component	13	7	33	21
Charitable contributions	—	(1)	(4)	(3)
Miscellaneous (a)	—	(7)	—	(19)
Other Income (Expense) - net	$32	$16	$86	$51

(a)2023 includes legal expenses incurred related to litigation with a former affiliate, Talen Montana.

(PPL Electric)

The details of "Other Income (Expense) - net" for the periods ended September 30, were:

	Three Months		Nine Months
	2024	2023	2024	2023
Defined benefit plans - non-service credits (Note 9)	$4	$5	$13	$15
Interest income	3	1	5	6
AFUDC - equity component	6	4	17	12
Charitable contributions	—	—	(3)	(2)
Miscellaneous	—	(2)	1	(2)
Other Income (Expense) - net	$13	$8	$33	$29

(LG&E)

The details of "Other Income (Expense) - net" for the periods ended September 30, were:

	Three Months		Nine Months
	2024	2023	2024	2023
Defined benefit plans - non-service credits (Note 9)	$—	$—	$3	$—
Interest income	—	—	1	—
AFUDC - equity component	2	1	5	2
Miscellaneous	1	(1)	—	—
Other Income (Expense) - net	$3	$—	$9	$2

(KU)

The details of "Other Income (Expense) - net" for the periods ended September 30, were:

	Three Months		Nine Months
	2024	2023	2024	2023
Defined benefit plans - non-service credits (Note 9)	$2	$—	$6	$4
Interest income	—	—	1	—
AFUDC - equity component	3	1	6	2
Miscellaneous	(1)	—	(3)	—
Other Income (Expense) - net	$4	$1	$10	$6

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	September 30, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$542	$542	$—	$—	$331	$331	$—	$—
Restricted cash and cash equivalents (a)	41	41	—	—	51	51	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	583	583	—	—	382	382	—	—
Special use funds (a):
Money market fund	1	1	—	—	1	1	—	—
Commingled debt fund measured at NAV (c)	4	—	—	—	9	—	—	—
Commingled equity fund measured at NAV (c)	4	—	—	—	8	—	—	—
Total special use funds	9	1	—	—	18	1	—	—
Price risk management assets (d):
Gas contracts	2	—	1	1	1	—	1	—
Total assets	$594	$584	$1	$1	$401	$383	$1	$—

Liabilities
Price risk management liabilities (d):
Interest rate swaps	$7	$—	$7	$—	$7	$—	$7	$—
Gas contracts	27	—	22	5	60	—	41	19
Total price risk management liabilities	$34	$—	$29	$5	$67	$—	$48	$19

PPL Electric
Assets
Cash and cash equivalents	$35	$35	$—	$—	$51	$51	$—	$—
Total assets	$35	$35	$—	$—	$51	$51	$—	$—

LG&E
Assets
Cash and cash equivalents	$10	$10	$—	$—	$18	$18	$—	$—
Restricted cash and cash equivalents (a)	20	20	—	—	26	26	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	30	30	—	—	44	44	—	—
Total assets	$30	$30	$—	$—	$44	$44	$—	$—

	September 30, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Liabilities
Price risk management liabilities:
Interest rate swaps	$7	$—	$7	$—	$7	$—	$7	$—
Total price risk management liabilities	$7	$—	$7	$—	$7	$—	$7	$—

KU
Assets
Cash and cash equivalents	$16	$16	$—	$—	$14	$14	$—	$—
Restricted cash and cash equivalents (a)	20	20	—	—	24	24	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	36	36	—	—	38	38	—	—
Total assets	$36	$36	$—	$—	$38	$38	$—	$—

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
(d)Current portion is included in "Other current assets" and "Other current liabilities" and noncurrent portion is included in "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

A reconciliation of net liabilities classified as Level 3 for the nine months ended September 30 is as follows:

Gas Contracts
2024
Balance at beginning of period	$19
Total unrealized gains (losses) recognized as Regulatory Assets/Regulatory Liabilities:	4
Settlements	(19)
Balance at end of period	$4

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

	September 30, 2024		December 31, 2023
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$16,500	$16,431	$14,612	$14,031
PPL Electric	5,213	5,230	4,567	4,475
LG&E	2,470	2,424	2,469	2,369
KU	3,065	2,940	3,064	2,861

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

PPL, LG&E and KU had no obligation to return or post cash collateral under master netting arrangements at September 30, 2024 and December 31, 2023.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL had no such contracts at September 30, 2024.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three and nine months ended September 30, 2024 and 2023, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At September 30, 2024, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At September 30, 2024, LG&E held contracts with a notional amount of $64 million that mature in 2033.

Commodity Price Risk (PPL)

Economic Activity

RIE enters into derivative contracts that economically hedge natural gas purchases. Realized gains and losses from the derivatives are recoverable through regulated rates, therefore subsequent changes in fair value are included in regulatory assets or liabilities until they are realized as purchased gas. Realized gains and losses are recognized in "Energy Purchases" on the Statements of Income upon settlement of the contracts. At September 30, 2024, RIE held contracts with notional volumes of 55 Bcf that range in maturity from 2024 through 2029.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts include certain full requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps and certain RIE commodity gas contracts that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at September 30, 2024 and December 31, 2023.

See Note 1 in each Registrant's 2023 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	September 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities (a):
Interest rate swaps	$—	$1	$—	$1
Gas contracts	2	22	1	51
Total current	2	23	1	52
Noncurrent:
Price Risk Management Assets/Liabilities (a):
Interest rate swaps	—	6	—	6
Gas contracts	—	5	—	9
Total noncurrent	—	11	—	15
Total derivatives	$2	$34	$1	$67

(a)Current portion is included in "Other current assets" and "Other current liabilities" and noncurrent portion is included in "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets. Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended September 30, 2024.

	Three Months	Nine Months		Three Months	Nine Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$—	$—	Interest expense	$(1)	$(3)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Nine Months
Gas contracts	Energy purchases	$(6)	$(31)
	Total	$(6)	$(31)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$(3)	$—
Gas contracts	Regulatory assets - current	(2)	31
	Regulatory assets - noncurrent	(3)	3
	Total	$(8)	$34

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended September 30, 2023.

	Three Months	Nine Months		Three Months	Nine Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	$—	$—	Interest expense	$(1)	$(3)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Nine Months
Gas contracts	Energy purchases	$(4)	$(11)
	Other income (expense) - net	(1)	(1)
	Total	$(5)	$(12)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$4	$4
Gas contracts	Regulatory assets - current	(14)	12
	Regulatory assets - noncurrent	2	(5)
	Total	$(8)	$11

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended September 30, 2024.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months	Nine Months
	Interest Expense	Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$188	$549
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(1)	(3)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended September 30, 2023.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months	Nine Months
	Interest Expense	Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$165	$494
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(1)	(3)

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	September 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities:
Interest rate swaps	$—	$1	$—	$1
Total current	—	1	—	1
Noncurrent:
Price Risk Management Assets/Liabilities:
Interest rate swaps	—	6	—	6
Total noncurrent	—	6	—	6
Total derivatives	$—	$7	$—	$7

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended September 30, 2024.

Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Nine Months
Interest rate swaps	Interest expense	$—	$—
Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$(3)	$—

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
September 30, 2024
Derivatives
PPL	$2	$2	$—	$—	$34	$2	$—	$32
LG&E	—	—	—	—	7	—	—	7

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2023
Derivatives
PPL	$1	$—	$—	$1	$67	$—	$—	$67
LG&E	—	—	—	—	7	—	—	7

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

(PPL)

At September 30, 2024, derivative contracts in a net liability position that contain credit risk-related contingent features was $18 million. At September 30, 2024, the aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade was $19 million.

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

The changes in the carrying amounts of AROs were as follows.

	PPL	LG&E	KU
Balance at December 31, 2023	$158	$85	$66
Accretion	6	3	3
New obligations incurred (a)	8	3	5
Changes in estimated cash flow or settlement date	1	1	(1)
Obligations settled	(15)	(8)	(7)
Other	2	—	—
Balance at September 30, 2024	$160	$84	$66

(a)    Primarily includes obligations recognized for preliminary risk assessments, facility evaluations, feasibility studies and sampling related to the CCR rule issued by the EPA in May of 2024. See Note 10 for additional information.

16. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended September 30 were as follows.

	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
		Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
June 30, 2024	$7	$4	$(4)	$(167)	$(160)
Amounts arising during the period	—	—	—	(4)	(4)
Reclassifications from AOCI	2	—	—	(1)	1
Net OCI during the period	2	—	—	(5)	(3)
September 30, 2024	$9	$4	$(4)	$(172)	$(163)

December 31, 2023	$6	$3	$(4)	$(168)	$(163)
Amounts arising during the period	—	1	—	(2)	(1)
Reclassifications from AOCI	3	—	—	(2)	1
Net OCI during the period	3	1	—	(4)	—
September 30, 2024	$9	$4	$(4)	$(172)	$(163)

June 30, 2023	$4	$3	$(4)	$(140)	$(137)
Amounts arising during the period	—	—	—	(6)	(6)
Reclassifications from AOCI	1	—	—	—	1
Net OCI during the period	1	—	—	(6)	(5)
September 30, 2023	$5	$3	$(4)	$(146)	$(142)

	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
		Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total

December 31, 2022	$3	$2	$(5)	$(124)	$(124)
Amounts arising during the period	—	1	—	(21)	(20)
Reclassifications from AOCI	2	—	1	(1)	2
Net OCI during the period	2	1	1	(22)	(18)
September 30, 2023	$5	$3	$(4)	$(146)	$(142)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the periods ended September 30.

	Three Months		Nine Months		Affected Line Item on the
Details about AOCI	2024	2023	2024	2023	Statements of Income
Qualifying derivatives
Interest rate swaps	$(1)	$(1)	$(3)	$(3)	Interest Expense
Total Pre-tax	(1)	(1)	(3)	(3)
Income Taxes	(1)	—	—	1
Total After-tax	(2)	(1)	(3)	(2)

Defined benefit plans
Prior service costs (a)	—	—	—	(1)
Net actuarial loss (a)	1	(1)	3	1
Total Pre-tax	1	(1)	3	—
Income Taxes	—	1	(1)	—
Total After-tax	1	—	2	—

Total reclassifications during the period	$(1)	$(1)	$(1)	$(2)

(a)    These AOCI components are included in the computation of net periodic defined benefit cost. See Note 9 for additional information.

17. New Accounting Guidance Pending Adoption

(All Registrants)

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07 which improves reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses. The standard also requires public entities to disclose the title and position of the Chief Operating Decision Maker (CODM) and explain how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Certain segment-related disclosures that previously were required only on an annual basis will be required to be disclosed in interim periods. In addition, public entities that have a single reportable segment are required to provide disclosures required by the new ASU and existing segment disclosure in Topic 280 (Segment Reporting).

For public business entities, this guidance will be applied retrospectively and will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.

Adoption of ASU 2023-07 will result in the Registrants including the additional required disclosures. The Registrants plan to adopt ASU 2023-07 effective for the year ending December 31, 2024.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09 which requires public business entities to provide additional income tax disclosures, including a disaggregated rate reconciliation as well as information on income taxes paid.

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

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2024 with the same periods in 2023. The PPL "Results of Operations" also includes "Segment Earnings," which provides a detailed analysis of earnings by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

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

Financial and Operational Developments

RIE Transition Services Agreement Completion (PPL)

In connection with the acquisition of RIE in 2022, National Grid USA and Narragansett Electric entered into a transition services agreement (TSA), pursuant to which the National Grid entities agreed to provide certain transition services to Narragansett Electric to facilitate the transition of the operation of Narragansett Electric to PPL following the acquisition. The TSA was for an initial two-year term and was completed in the third quarter of 2024. TSA costs were $32 million and $129 million during the three and nine months ended September 30, 2024, and $59 million and $179 million during the three and nine months ended September 30, 2023.

Transfer of Certain Credits under the Inflation Reduction Act (PPL)

The IRS released the final Internal Revenue Code Section 6418 regulations related to the transfer of certain credits under the Inflation Reduction Act. The regulations became effective on July 1, 2024 and did not and are not expected to have a material impact on the financial statements regarding prior or future credit transfers.

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

On October 4, 2024, LG&E submitted an application related to the expected retirement of Mill Creek Unit 1 by December 31, 2024, requesting recovery of associated costs under the Retired Asset Recovery (RAR) rider. On October 28, 2024, the KPSC issued an order to establish a procedural schedule regarding its investigation of the reasonableness of the proposed tariff. The KPSC intends to rule on the matter by February 28, 2025. See Note 6 to the Financial Statements for additional information on the Mill Creek Unit 1 RAR rider application.

FERC Transmission Rate Filing

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going waivers and credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the U.S. Court of Appeals - D.C. Circuit (D.C. Circuit Court of Appeals) regarding the FERC's orders on the elimination of the mitigation and required transition mechanism. In August 2022, the D.C. Circuit Court of Appeals issued an order remanding the proceedings back to the FERC. On May 18, 2023, the FERC issued an order on remand reversing its 2019 decision and requiring LG&E and KU to refund credits previously withheld, including under such transition mechanism. LG&E and KU filed a petition for review of the FERC's May 18, 2023 order with the D.C. Circuit Court of Appeals and provided refunds in accordance with the FERC order on December 1, 2023. The FERC issued an order on LG&E's and KU's compliance filing on November 16, 2023, and LG&E and KU filed a petition for review of this November 16, 2023 order on February 14, 2024. FERC issued the substantive order on rehearing on March 21, 2024, reaffirming its prior decision. LG&E and KU filed their opening brief with the D.C. Circuit Court of Appeals on June 24, 2024 and the FERC and the intervenors have filed briefs as well. LG&E's and KU's reply brief is due November 4, 2024. LG&E and KU cannot predict the ultimate outcome of the proceedings or any other post decision process but do not expect the annual impact to have a material effect on their operations or financial condition. LG&E and KU currently receive recovery of certain waivers and credits primarily through base rates increases, provided, however, that increases associated with the FERC's May 18, 2023 order are expected to be subject to future rate proceedings.

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

On September 27, 2023, the RIPUC unanimously approved RIE to deploy an AMF-based metering system for the electric distribution business. RIE is authorized to seek recovery of the approved capital investment through the ISR process with an overall multi-year cap on recovery at approximately $153 million, subject to certain terms, conditions and limitations with respect to the potential offsets and recoverability of certain costs. RIE is required to continue spending, even if above the recovery cap, until it achieves the functionalities outlined in the AMF Business Case. RIE filed with the RIPUC for approval (i) an updated electric Service Quality Plan on December 27, 2023, (ii) additional compliance tariff provisions regarding recovery and updated cost schedules to reflect the RIPUC's decision on December 22, 2023, and (iii) electric and gas tariff advice filings for Automatic Meter Reading/AMF meter opt-out tariff provisions on September 19, 2024. RIE cannot predict the outcome of these matters.

Rate Case Proceedings (KU)

On April 30, 2024, KU filed a request with the VSCC for an annual increase in Virginia base electricity rates of approximately $9 million. KU's request is based on an authorized 10.5 % return on equity. Subject to regulatory review and approval, new rates would become effective February 1, 2025. Written testimony from VSCC staff, intervenor witnesses and KU rebuttal has been filed. A public hearing on the matter is scheduled to start on November 13, 2024. KU is discussing the potential resolution of open issues raised by the VSCC staff.

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

Long-Term Infrastructure Improvement Plan Petition (LTIIP) (PPL and PPL Electric)

On January 17, 2024, PPL Electric filed a petition with the PAPUC seeking to modify its LTIIP, which covers the period from 2023 through 2027, to increase the total projected capital spending for existing LTIIP programs and to add a new LTIIP program related to predictive failure technology. On July 11, 2024, the PAPUC approved the petition in part, allowing for an increase of $203 million for existing LTIIP programs. The proposed new LTIIP program was determined not to be eligible for recovery under the DSIC. However, investments in such programs are potentially recoverable through a base rate proceeding.

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

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2024 with the same periods in 2023. The "Segment Earnings" discussion provides a review of results by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

(PPL Electric, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2024 with the same periods in 2023.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis and Segment Earnings

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2024	2023	$ Change	2024	2023	$ Change
Operating Revenues	$2,066	$2,043	$23	$6,251	$6,281	$(30)

Operating Expenses
Operation
Fuel	207	199	8	597	567	30
Energy purchases	338	356	(18)	1,133	1,430	(297)
Other operation and maintenance	681	637	44	1,930	1,805	125
Depreciation	322	314	8	957	940	17
Taxes, other than income	90	100	(10)	271	299	(28)
Total Operating Expenses	1,638	1,606	32	4,888	5,041	(153)
Operating Income	428	437	(9)	1,363	1,240	123
Other Income (Expense) - net	32	16	16	86	51	35
Interest Expense	188	165	23	549	494	55
Income Before Income Taxes	272	288	(16)	900	797	103
Income Taxes	58	58	—	189	170	19
Net Income	$214	$230	$(16)	$711	$627	$84

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
PPL Electric distribution price (a)	$25	$48
PPL Electric distribution volume (b)	1	34
PPL Electric PLR (c)	(53)	(262)
PPL Electric transmission formula rate (d)	5	40
LG&E volumes (b)	5	31
LG&E ECR mechanism (e)	(12)	(15)
KU volumes (b)	4	37
KU fuel and other energy purchases (f)	(2)	10
KU demand	2	6
KU ECR mechanism (e)	(7)	(9)
RIE energy purchases and other recoveries (g)	49	(8)
RIE capital investments	(1)	27
RIE transmission formula rate	—	14
Other	7	17
Total	$23	$(30)

(a)The increases were primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)The increase for the nine months ended September 30, 2024 was primarily due to weather, along with other higher usage in 2024 at PPL Electric.
(c)The decreases were primarily the result of lower energy prices and fewer PLR customers, partially offset by higher customer volumes due to weather and other higher usage.
(d)The increases were primarily due to returns on additional transmission capital investments, returns of depreciation and O&M expenses and delayed implementation of moving to a calendar year rate in 2023, partially offset by the prior year point to point border rate settlement variance.
(e)The decreases were primarily due to an adjustment related to the ECR mechanism revenues.
(f)The increase for the nine months ended September 30, 2024 was primarily due to higher recoveries of fuel expenses.
(g)The increase for the three months ended September 30, 2024 was primarily due to higher recoveries of energy purchases and an increase in transmission expenses. The decrease for the nine months ended September 30, 2024 was primarily due to lower recoveries of energy purchases, gross earnings tax and pension expenses, partially offset by higher recoveries of gas maintenance expenses, an increase in transmission expenses and higher recovery of energy efficiency expenses.

Energy Purchases

Energy purchases decreased $18 million for the three months ended September 30, 2024 compared with 2023, primarily due to lower PLR prices of $47 million at PPL Electric, partially offset by an increase in commodity costs of $28 million at RIE.

Energy purchases decreased $297 million for the nine months ended September 30, 2024 compared with 2023, primarily due to lower PLR prices of $222 million and lower PLR volumes of $19 million at PPL Electric, an $18 million decrease at LG&E primarily due to a decrease in commodity costs and a decrease in commodity costs of $37 million at RIE.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Nine Months
PPL Electric storm costs	$15	$40
PPL Electric vegetation management expenses	3	11
PPL Electric bad debts	4	11
PPL Electric operations costs	—	(16)
PPL Electric Act 129	6	14
LG&E ECR expenses	(5)	(14)
KU ECR expenses	—	(8)
RIE gas maintenance expenses	—	45
RIE energy efficiency program expenses	(3)	10
RIE pension expenses	(6)	(24)
RIE bad debt expenses	8	22
Transition costs associated with RIE	16	57
Other	6	(23)
Total	$44	$125

Taxes, Other Than Income

The increase (decrease) in taxes, other than income was due to:

	Three Months	Nine Months
State gross earnings and gross receipts tax (a)	$—	$(35)
Property tax expense (b)	(9)	8
Other	(1)	(1)
Total	$(10)	$(28)

(a)The decrease for the nine months ended September 30, 2024 was primarily due to the RIE Gross Earnings Tax Holiday Credit which provided relief from the tax to eligible utility companies between December 2023 through March 2024.
(b)The decrease for the three months ended September 30, 2024 was primarily due to a RIE property tax true-up to accruals based on bills received through September.

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net was due to:

	Three Months	Nine Months
Defined benefit plans - non-service credits (Note 9)	$(4)	$2
Interest income	6	3
AFUDC	6	12
Other	8	18
Total	$16	$35

Interest Expense

The increase (decrease) in interest expense was due to:

	Three Months	Nine Months
Long-term debt (a)	$22	$54
Other	1	1
Total	$23	$55

(a)    The increases were primarily due to increased borrowings. See Note 7 to the Financial Statements for additional information.

Segment Earnings

PPL's Net Income (Loss) by reportable segment for the periods ended September 30 were as follows:

	Three Months			Nine Months
	2024	2023	$ Change	2024	2023	$ Change
Kentucky Regulated	$169	$175	$(6)	$493	$432	$61
Pennsylvania Regulated	142	136	6	441	384	57
Rhode Island Regulated	14	6	8	90	70	20
Corporate and Other (a)	(111)	(87)	(24)	(313)	(259)	(54)
Net Income (Loss)	$214	$230	$(16)	$711	$627	$84

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

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended September 30 were as follows:

	Three Months			Nine Months
	2024	2023	$ Change	2024	2023	$ Change
Kentucky Regulated	$172	$175	$(3)	$497	$438	$59
Pennsylvania Regulated	142	145	(3)	458	399	59
Rhode Island Regulated	32	22	10	138	116	22
Corporate and Other	(36)	(25)	(11)	(99)	(69)	(30)
Earnings from Ongoing Operations	$310	$317	$(7)	$994	$884	$110

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LG&E's and KU's regulated electricity generation, transmission and distribution operations, as well as LG&E's regulated distribution and sale of natural gas.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results:

	Three Months			Nine Months
	2024	2023	$ Change	2024	2023	$ Change
Operating Revenues	$895	$893	$2	$2,698	$2,631	$67
Fuel	207	199	8	597	567	30
Energy purchases	25	23	2	124	141	(17)
Other operation and maintenance	196	199	(3)	593	625	(32)
Depreciation	178	174	4	531	521	10
Taxes, other than income	25	24	1	74	70	4
Total Operating Expenses	631	619	12	1,919	1,924	(5)
Other Income (Expense) - net	8	3	5	20	9	11
Interest Expense	60	59	1	181	176	5
Income Taxes	43	43	—	125	108	17
Net Income	169	175	(6)	493	432	61
Less: Special Items	(3)	—	(3)	(4)	(6)	2
Earnings from Ongoing Operations	$172	$175	$(3)	$497	$438	$59

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2024	2023	2024	2023
Strategic corporate initiatives, net of tax of $0, $0 (a)	Other operation and maintenance	$—	$—	$(1)	$(1)
FERC transmission credit refund, net of tax of $2 (b)	Other operation and maintenance	—	—	—	(5)
FERC transmission credit refund, net of tax of $0, $0 (b)	Operating Revenues	1	—	1	—
ECR beneficial reuse transition adjustment, net of tax of $2, $2 (c)	Operating Revenues	(4)	—	(4)	—
Total Special Items		$(3)	$—	$(4)	$(6)

(a)Costs incurred related to PPL's corporate centralization efforts.
(b)Prior period impact related to a FERC refund order.
(c)Prior period impact for an adjustment related to the ECR mechanism revenues.

The changes in the components of the Kentucky Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

	Three Months	Nine Months
Operating Revenues	$6	$71
Fuel	(8)	(30)
Energy purchases	(2)	17
Other operation and maintenance	3	25
Depreciation	(5)	(10)
Taxes, other than income	(1)	(4)
Other Income (Expense) - net	5	11
Interest Expense	(1)	(5)
Income Taxes	—	(16)
Earnings from Ongoing Operations	(3)	59
Special Items, after-tax	(3)	2
Net Income	$(6)	$61

•Higher operating revenues for the three month period primarily due to a $10 million increase in recoveries of fuel and energy purchases due to an increase in commodity costs and an $8 million increase in sales volumes related to weather, partially offset by an $8 million adjustment related to the ECR mechanism revenues.

•Higher operating revenues for the nine month period primarily due to an increase in sales volumes related to weather.

•Higher fuel expense for the nine month period primarily due to an increase in generation volumes.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results:

	Three Months			Nine Months
	2024	2023	$ Change	2024	2023	$ Change
Operating Revenues	$716	$737	$(21)	$2,159	$2,295	$(136)
Energy purchases	177	226	(49)	544	788	(244)
Other operation and maintenance	176	151	25	511	454	57
Depreciation	101	99	2	300	297	3
Taxes, other than income	32	36	(4)	98	110	(12)
Total Operating Expenses	486	512	(26)	1,453	1,649	(196)
Other Income (Expense) - net	13	8	5	33	29	4
Interest Income from Affiliate	7	—	7	27	—	27
Interest Expense	61	54	7	184	165	19
Income Taxes	47	43	4	141	126	15
Net Income	142	136	6	441	384	57
Less: Special Items	—	(9)	9	(17)	(15)	(2)
Earnings from Ongoing Operations	$142	$145	$(3)	$458	$399	$59

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2024	2023	2024	2023
PA tax rate change (a)	Income Taxes	$—	$—	$—	$1
PPL Electric billing issue, net of tax of $4, $5, $6 (b)	Other operation and maintenance	—	(8)	(13)	(14)
PPL Electric billing issue, net of tax of $0 (b)	Other Income (Expense) - net	—	—	—	(1)
Strategic corporate initiatives, net of tax of $1, $2, $0 (c)	Other operation and maintenance	—	(1)	(4)	(1)
Total Special Items		$—	$(9)	$(17)	$(15)

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

	Three Months	Nine Months
Operating Revenues	$(21)	$(136)
Energy purchases	49	244
Other operation and maintenance	(37)	(55)
Depreciation	(2)	(3)
Taxes, other than income	4	12
Other Income (Expense) - net	5	4
Interest Income from Affiliate	7	27
Interest Expense	(7)	(19)
Income Taxes	(1)	(15)
Earnings from Ongoing Operations	(3)	59
Special Items, after-tax	9	(2)
Net Income	$6	$57

•Lower operating revenues for the three month period primarily due to $53 million of lower PLR, partially offset by a $25 million increase in distribution prices and a $5 million increase in transmission formula rate returns.

•Lower operating revenues for the nine month period primarily due to $262 million of lower PLR, partially offset by a $48 million increase in distribution prices, a $40 million increase in transmission formula rate returns and a $34 million increase in distribution volumes primarily due to weather and higher usage in 2024.

•Lower energy purchases for the three month period primarily due to lower PLR prices.

•Lower energy purchases for the nine month period primarily due to $222 million of lower PLR prices and $19 million of lower PLR volumes.

•Higher operation and maintenance expense for the three month period primarily due to a $15 million increase in storm expenses, an $11 million increase in bad debt expenses and a $6 million increase in Act 129 related expenses.

•Higher operation and maintenance expense for the nine month period primarily due to a $40 million increase in storm expenses, a $14 million increase in Act 129 related expenses, an $11 million increase in vegetation management expenses and a $9 million increase in universal service rider expenses, partially offset by a $16 million decrease in operations costs.

•Higher interest income from affiliate for the nine month period primarily due to interest income on a short-term note receivable with an affiliated company.

•Higher interest expense for the nine month period primarily due to $35 million related to increased long-term debt borrowings, partially offset by $11 million related to the redemption of floating rate first mortgage bonds in March 2023.

Rhode Island Regulated Segment

The Rhode Island Regulated segment consists primarily of the regulated electricity transmission and distribution operations and regulated distribution and sale of natural gas conducted by RIE.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results:

	Three Months			Nine Months
	2024	2023	$ Change	2024	2023	$ Change
Operating Revenues	$455	$413	$42	$1,393	$1,355	$38
Energy purchases	135	107	28	464	501	(37)
Other operation and maintenance	211	207	4	547	485	62
Depreciation	42	41	1	123	120	3
Taxes, other than income	33	39	(6)	99	119	(20)
Total Operating Expenses	421	394	27	1,233	1,225	8
Other Income (Expense) - net	7	6	1	20	10	10
Interest Expense	25	21	4	72	60	12
Income Taxes	2	(2)	4	18	10	8
Net Income	14	6	8	90	70	20
Less: Special Items	(18)	(16)	(2)	(48)	(46)	(2)
Earnings from Ongoing Operations	$32	$22	$10	$138	$116	$22

The following after-tax gains (losses), which management considers special items, impacted the Rhode Island Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2024	2023	2024	2023
Acquisition integration, net of tax of $3, $4, $12, $12 (a)	Other operation and maintenance	$(18)	$(16)	$(48)	$(46)
Total Special Items		$(18)	$(16)	$(48)	$(46)

(a)Primarily includes certain TSA costs for IT systems that will not be part of PPL's ongoing operations.

The changes in the components of the Rhode Island Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

	Three Months	Nine Months
Operating Revenues	$42	$38
Energy purchases	(28)	37
Other operation and maintenance	(1)	(58)
Depreciation	(1)	(3)
Taxes, other than income	6	20
Other Income (Expense) - net	—	9
Interest Expense	(4)	(12)
Income Taxes	(4)	(9)
Earnings from Ongoing Operations	10	22
Special Items, after-tax	(2)	(2)
Net Income	$8	$20

•Higher operating revenues for the three month period primarily due to a $28 million increase in recovery of energy purchases and a $25 million increase related to recovery of transmission expenses, partially offset by a $6 million decrease in recovery of pension expenses and a $5 million decrease of other items that were not individually significant.

•Higher operating revenues for the nine month period primarily due to a $45 million increase in recovery of gas maintenance expenses, a $27 million increase related to capital investments, a $20 million increase related to recovery of transmission expenses, a $13 million increase related to transmission formula rates, a $10 million increase in recovery of energy efficiency program expenses and a $10 million increase of other items that were not individually significant, partially offset by a $37 million decrease in recovery of energy purchases, a $24 million decrease in recovery of pension expenses and a $22 million decrease in recovery of gross earnings taxes.

•Higher energy purchases for the three month period primarily due to an increase in commodity costs.

•Lower energy purchases for the nine month period primarily due to a decrease in commodity costs.

•Higher operation and maintenance expense for the three month period primarily due to a $25 million increase related to transmission expenses and an $8 million increase in bad debt expenses, partially offset by a $17 million decrease in operations costs, a $6 million decrease in pension expenses, a $3 million decrease in recovery of energy efficiency program expenses and a $6 million decrease of other items that were not individually significant.

•Higher operation and maintenance expense for the nine month period primarily due to a $45 million increase in gas maintenance expenses, a $22 million increase in bad debt expenses, a $20 million increase in transmission expenses and a $10 million increase in energy efficiency program expenses, partially offset by a $24 million decrease in pension expenses and a $15 million decrease in operations costs.

•Lower taxes, other than income for the three month period primarily due to a $10 million decrease in property taxes, partially offset by a $4 million increase in gross earnings taxes.

•Lower taxes, other than income for the nine month period primarily due to a decrease in gross earnings taxes.

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

	2024 Three Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$169	$142	$14	$(111)	$214
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of $1 (a)	—	—	—	(2)	(2)
Strategic corporate initiatives, net of tax of $1 (b)	—	—	—	(2)	(2)
Acquisition integration, net of tax of $3, $19 (c)	—	—	(18)	(71)	(89)
FERC transmission credit refund, net of tax of $0 (d)	1	—	—	—	1
ECR beneficial reuse transition adjustment, net of tax of $2 (e)	(4)	—	—	—	(4)
Total Special Items	(3)	—	(18)	(75)	(96)
Earnings from Ongoing Operations	$172	$142	$32	$(36)	$310

(a)PPL incurred legal expenses related to litigation associated with its former affiliate.
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
(d)Prior period impact related to a FERC refund order.
(e)Prior period impact of an adjustment related to the ECR mechanism revenues.

	2023 Three Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$175	$136	$6	$(87)	$230
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of $1 (a)	—	—	—	(3)	(3)
Strategic corporate initiatives, net of tax of $0, $1 (b)	—	(1)	—	(3)	(4)
Acquisition integration, net of tax of $4, $15 (c)	—	—	(16)	(55)	(71)
Sale of Safari Holdings, net of tax of ($1) (d)	—	—	—	1	1
PPL Electric billing issue, net of tax of $4 (e)	—	(8)	—	—	(8)
Other non-recurring charges, net of tax of $0 (f)	—	—	—	(2)	(2)
Total Special Items	—	(9)	(16)	(62)	(87)
Earnings from Ongoing Operations	$175	$145	$22	$(25)	$317

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
(d)Final closing and other related adjustments for the sale of Safari Holdings.
(e)Certain expenses related to billing issues. See Note 6 to the Financial Statements for additional information.
(f)Certain expenses related to distributed energy investments.

	2024 Nine Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$493	$441	$90	$(313)	$711
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of $1 (a)	—	—	—	(2)	(2)
Strategic corporate initiatives, net of tax of $0, $2, $2 (b)	(1)	(4)	—	(6)	(11)
Acquisition integration, net of tax of $12, $55 (c)	—	—	(48)	(206)	(254)
PPL Electric billing issue, net of tax of $5 (d)	—	(13)	—	—	(13)
FERC transmission credit refund, net of tax of $0 (e)	1	—	—	—	1
ECR beneficial reuse transition adjustment, net of tax of $2 (f)	(4)	—	—	—	(4)
Total Special Items	(4)	(17)	(48)	(214)	(283)
Earnings from Ongoing Operations	$497	$458	$138	$(99)	$994

(a)PPL incurred legal expenses related to litigation associated with its former affiliate.
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
(e)Prior period impact related to a FERC refund order.

(f)Prior period impact of an adjustment related to the ECR mechanism revenues.

	2023 Nine Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$432	$384	$70	$(259)	$627
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of $2 (a)	—	—	—	(6)	(6)
Strategic corporate initiatives, net of tax of $0, $0, $2 (b)	(1)	(1)	—	(7)	(9)
Acquisition integration, net of tax of $12, $42 (c)	—	—	(46)	(159)	(205)
PA tax rate change (d)	—	1	—	—	1
Sale of Safari Holdings, net of tax of $1 (e)	—	—	—	(3)	(3)
PPL Electric billing issue, net of tax of $6 (f)	—	(15)	—	—	(15)
FERC transmission credit refund, net of tax of $2 (g)	(5)	—	—	—	(5)
Other non-recurring charges, net of tax of $0 (h)	—	—	—	(15)	(15)
Total Special Items	(6)	(15)	(46)	(190)	(257)
Earnings from Ongoing Operations	$438	$399	$116	$(69)	$884

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

PPL Electric: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2024	2023	$ Change	2024	2023	$ Change
Operating Revenues	$716	$737	$(21)	$2,159	$2,295	$(136)
Operating Expenses
Operation
Energy purchases	177	226	(49)	544	788	(244)
Other operation and maintenance	176	151	25	511	454	57
Depreciation	101	99	2	300	297	3
Taxes, other than income	32	36	(4)	98	110	(12)
Total Operating Expenses	486	512	(26)	1,453	1,649	(196)
Operating Income	230	225	5	706	646	60
Other Income (Expense) - net	13	8	5	33	29	4
Interest Income from Affiliate	7	—	7	27	—	27
Interest Expense	61	54	7	184	165	19
Income Before Income Taxes	189	179	10	582	510	72
Income Taxes	47	43	4	141	126	15
Net Income	$142	$136	$6	$441	$384	$57

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
Distribution price (a)	$25	$48
Distribution volume (b)	1	34
PLR (c)	(53)	(262)
Transmission formula rate (d)	5	40
Other	1	4
Total	$(21)	$(136)

(a)The increases were primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)The increase for the nine months ended September 30, 2024 was primarily due to weather, along with other higher usage in 2024.
(c)The decreases were primarily the result of lower energy prices and fewer PLR customers, partially offset by higher customer volumes due to weather and other higher usage.
(d)The increases were primarily due to returns on additional transmission capital investments, returns of depreciation and O&M expenses and delayed implementation of moving to a calendar year rate in 2023, partially offset by the prior year point to point border rate settlement variance.

Energy Purchases

Energy purchases decreased $49 million for the three months ended September 30, 2024 compared with 2023, primarily due to lower PLR prices.

Energy purchases decreased $244 million for the nine months ended September 30, 2024 compared with 2023, primarily due to lower PLR prices of $222 million and lower PLR volumes of $19 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Nine Months
Support costs	$(2)	$(8)
Vegetation management expenses	3	11
Storm costs	15	40
Operations costs	—	(16)
Universal service rider	—	9
Bad debts	4	11
Act 129	6	14
Other	(1)	(4)
Total	$25	$57

Interest Income from Affiliate

Interest income from affiliate increased $27 million for the nine months ended September 30, 2024 compared with 2023, primarily due to interest income on a short-term note receivable with an affiliated company.

Interest Expense

Interest expense increased $19 million for the nine months ended September 30, 2024 compared with 2023, primarily due to $35 million related to increased long-term debt borrowings, partially offset by $11 million related to the redemption of floating rate first mortgage bonds in March 2023.

LG&E: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2024	2023	$ Change	2024	2023	$ Change
Operating Revenues
Retail and wholesale	$396	$396	$—	$1,219	$1,204	$15
Electric revenue from affiliate	1	2	(1)	20	23	(3)
Total Operating Revenues	397	398	(1)	1,239	1,227	12
Operating Expenses
Operation
Fuel	75	70	5	228	217	11
Energy purchases	19	17	2	105	123	(18)
Energy purchases from affiliate	11	8	3	19	11	8
Other operation and maintenance	84	91	(7)	259	275	(16)
Depreciation	76	76	—	229	227	2
Taxes, other than income	13	12	1	38	36	2
Total Operating Expenses	278	274	4	878	889	(11)
Operating Income	119	124	(5)	361	338	23
Other Income (Expense) - net	3	—	3	9	2	7
Interest Income from Affiliates	1	1	—	1	1	—
Interest Expense	26	25	1	78	76	2
Income Before Income Taxes	97	100	(3)	293	265	28
Income Taxes	20	21	(1)	61	55	6
Net Income	$77	$79	$(2)	$232	$210	$22

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
Fuel and other energy purchases (a)	$7	$(3)
Volumes (b)	5	31
ECR (c)	(12)	(15)
Other	(1)	(1)
Total	$(1)	$12

(a)The increase for the three months ended September 30, 2024 was primarily due to higher recoveries of energy purchases and fuel expense.
(b)The increase for the nine months ended September 30, 2024 was primarily due to weather.
(c)The decreases were primarily due to an adjustment related to the ECR mechanism revenues.

Fuel

Fuel expense increased $5 million and $11 million for the three and nine months ended September 30, 2024 compared with 2023, primarily due to an increase in commodity costs.

Energy Purchases

Energy purchases decreased $18 million for the nine months ended September 30, 2024 compared with 2023, primarily due to a decrease in commodity costs.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Nine Months
ECR expenses	$(5)	$(14)
Transmission expenses	—	(2)
Generation outage expenses	—	6
Overhead line expenses	(1)	(5)
Other	(1)	(1)
Total	$(7)	$(16)

KU: Statement of Income Analysis

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2024	2023	$ Change	2024	2023	$ Change
Operating Revenues
Retail and wholesale	$498	$497	$1	$1,479	$1,428	$51
Electric revenue from affiliate	11	8	3	19	11	8
Total Operating Revenues	509	505	4	1,498	1,439	59
Operating Expenses
Operation
Fuel	131	129	2	369	350	19
Energy purchases	7	6	1	19	18	1
Energy purchases from affiliate	1	2	(1)	20	23	(3)
Other operation and maintenance	103	101	2	306	327	(21)
Depreciation	102	98	4	302	294	8
Taxes, other than income	12	12	—	36	34	2
Total Operating Expenses	356	348	8	1,052	1,046	6
Operating Income	153	157	(4)	446	393	53
Other Income (Expense) - net	4	1	3	10	6	4
Interest Expense	35	33	2	102	99	3
Interest Expense with Affiliate	—	—	—	1	1	—
Income Before Income Taxes	122	125	(3)	353	299	54
Income Taxes	24	24	—	70	59	11
Net Income	$98	$101	$(3)	$283	$240	$43
Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
Fuel and other energy purchases (a)	$1	$18
Volumes (b)	4	37
ECR (c)	(7)	(9)
Demand	2	6
Other	4	7
Total	$4	$59

(a)The increase for the nine months ended September 30, 2024 was primarily due to higher recoveries of fuel expenses.
(b)The increase for the nine months ended September 30, 2024 was primarily due to weather.
(c)The decreases were primarily due to an adjustment related to the ECR mechanism revenues.

Fuel

Fuel expense increased $19 million for the nine months ended September 30, 2024 compared with 2023, primarily due to a $33 million increase in volumes due to weather, partially offset by a $14 million decrease in commodity costs.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Nine Months
ECR expenses	$—	$(8)
Transmission expenses	1	(4)
Overhead line expenses	—	(5)
Other	1	(4)
Total	$2	$(21)

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information for each of the Registrants as applicable.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL	PPL Electric	LG&E	KU
September 30, 2024
Cash and cash equivalents	$542	$35	$10	$16
Short-term debt	—	—	—	—
Long-term debt due within one year	1	—	—	—
Notes payable to affiliates		—	34	128

December 31, 2023
Cash and cash equivalents	$331	$51	$18	$14
Short-term debt	992	509	—	93
Long-term debt due within one year	1	—	—	—
Notes payable to affiliates		—	—	—

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the nine month periods ended September 30, and the changes between periods, were as follows.

	PPL	PPL Electric	LG&E	KU
2024
Operating activities	$1,829	$689	$456	$612
Investing activities	(1,944)	(1,240)	(327)	(463)
Financing activities	316	535	(143)	(151)
2023
Operating activities	$1,648	$589	$526	$540
Investing activities	(1,739)	(655)	(277)	(425)
Financing activities	88	97	(334)	(128)
Change - Cash Provided (Used)
Operating activities	$181	$100	$(70)	$72
Investing activities	(205)	(585)	(50)	(38)
Financing activities	228	438	191	(23)

Operating Activities

The components of the change in cash provided by (used in) operating activities for the nine months ended September 30, 2024 compared with 2023 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Net income	$84	$57	$22	$43
Non-cash components	39	51	13	(3)
Working capital	(38)	14	(110)	19
Defined benefit plan funding	4	3	—	—
Other operating activities	92	(25)	5	13
Total	$181	$100	$(70)	$72

(PPL)

PPL's cash provided by operating activities in 2024 increased $181 million compared with 2023.
•Net income increased $84 million between the periods and included an increase in non-cash components of $39 million. The increase in non-cash components was primarily due to an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements) and an increase in stock-based compensation (primarily due to overall market increases).

•The $38 million decrease in cash from changes in working capital was primarily due to an increase in unbilled revenues (primarily due to weather), a decrease in accounts payable and an increase in prepayments (primarily due to the timing of payments) and a decrease in net regulatory liabilities (primarily due to the timing of rate recovery mechanisms), partially offset by a decrease in accounts receivable (primarily due to timing of payments).

•The $92 million increase in cash provided by other operating activities was driven primarily by an increase in noncurrent regulatory liabilities.

(PPL Electric)

PPL Electric's cash provided by operating activities in 2024 increased $100 million compared with 2023.
•Net income increased $57 million between the periods and included an increase in non-cash components of $51 million. The increase in non-cash components was primarily due to an increase in deferred income taxes and investment tax credits (primarily due to book versus tax plant timing differences).

•The $14 million increase in cash from changes in working capital was primarily due to a decrease in accounts receivable (primarily due to timing of payments), partially offset by an increase in unbilled revenues (primarily due to weather), an increase in prepayments (primarily due to timing of payments) and an increase in net regulatory assets (primarily due to the timing of rate recovery mechanisms).

•The $25 million decrease in cash provided by other operating activities was driven primarily by an increase in noncurrent regulatory assets.

(LG&E)

LG&E's cash provided by operating activities in 2024 decreased $70 million compared with 2023.
•Net income increased $22 million between the periods and included an increase in non-cash components of $13 million. The increase in non-cash components was primarily due to an increase in deferred income taxes and investment tax credits (primarily due to book versus tax plant timing differences).

•The $110 million decrease in cash from changes in working capital was primarily due to increases in accounts receivable and unbilled revenues (primarily due to weather), an increase in fuel, materials and supplies (primarily due to lower commodity costs in the prior year), an increase in accounts receivable from affiliates (primarily due to timing of payments) and an increase in net regulatory assets (primarily due to the timing of rate recovery mechanisms), partially offset by an increase in accounts payable (primarily due to timing of payments).

•The $5 million increase in cash provided by other operating activities was driven by a decrease in other assets (primarily related to lower deferred storm costs recorded as noncurrent regulatory assets).

(KU)

KU's cash provided by operating activities in 2024 increased $72 million compared with 2023.
•Net income increased $43 million between the periods and included a decrease in non-cash components of $3 million.

•The $19 million increase in cash from changes in working capital was primarily due to an increase in accounts payable to affiliates (primarily due to timing of payments) and a decrease in fuel, materials and supplies (primarily due to weather), partially offset by an increase in accounts receivable and unbilled revenues (primarily due to weather).

•The $13 million increase in cash provided by other operating activities was driven by a decrease in other assets (primarily related to preliminary survey costs for new generation projects in the prior year).

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities for the nine months ended September 30, 2024 compared with 2023 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Expenditures for PP&E	$(204)	$(167)	$(50)	$(33)
Notes receivable from affiliate	—	(418)	—	—
Other investing activities	(1)	—	—	(5)
Total	$(205)	$(585)	$(50)	$(38)

For PPL, the increase in expenditures for PP&E was due to an increase in project expenditures at PPL Electric, RIE, LG&E and KU. The increase in expenditures at PPL Electric was primarily due to increases in transmission and distribution projects. The increase in expenditures at LG&E and KU was primarily due to Mill Creek Unit 5 and increases in the Advanced Metering Infrastructure initiative.

For PPL Electric, the change in "Notes receivable from affiliate" activity resulted from the funding of $418 million to an affiliate. See Note 11 to the Financial Statements for further discussion of intercompany borrowings.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the nine months ended September 30, 2024 compared with 2023 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$530	$470	$(99)	$(86)
Dividends	(31)	(48)	(23)	(42)
Capital contributions/distributions, net	—	560	102	11
Change in short-term debt, net	(294)	(551)	179	(17)
Net increase (decrease) in notes payable with affiliate	—	—	28	107
Other financing activities	23	7	4	4
Total	$228	$438	$191	$(23)

See Note 7 to the Financial Statements in this Form 10-Q for information on 2024 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 8 to the Financial Statements in the Registrants' 2023 Form 10-K for information on 2023 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At September 30, 2024, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities (a)	$1,350	$—	$—	$1,350
PPL Electric Credit Facility	650	—	1	649
LG&E Credit Facilities	500	—	—	500
KU Credit Facilities	400	—	—	400
Total Credit Facilities (b)	$2,900	$—	$1	$2,899

(a)Includes a $1.25 billion syndicated credit facility with a $250 million borrowing sublimit for RIE and a $1 billion sublimit for PPL Capital Funding. RIE’s borrowing sublimit is adjustable, at the borrowers’ option, from $0 to $600 million, with the remaining balance of the $1.25 billion available under the facility allocated to PPL Capital Funding. At September 30, 2024, PPL Capital Funding and RIE had no commercial paper outstanding. RIE's obligations under the facility are not guaranteed by PPL.
(b)The commitments under the credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 9%, PPL Electric - 7%, LG&E - 7% and KU - 7%.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LG&E and KU)

	Committed Capacity	Borrowed	Commercial Paper Issued	Unused Capacity
LG&E Money Pool (a)	$750	$34	$—	$716
KU Money Pool (a)	650	128	—	522

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

Commercial Paper (All Registrants)

The Registrants, and PPL Capital Funding and RIE, maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facility, with PPL Capital Funding and RIE’s issuances supported by PPL Capital Funding’s syndicated credit facility. The following commercial paper programs were in place at September 30, 2024:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding (a)	$1,350	$—	$1,350
Rhode Island Energy (a)	400	—	400
PPL Electric	650	—	650
LG&E	500	—	500
KU	400	—	400
Total PPL	$3,300	$—	$3,300

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

Forecasted Uses of Cash (PPL)

Common Stock Dividends

In August 2024, PPL declared a quarterly common stock dividend, payable October 1, 2024, of 25.75 cents per share. Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

Ratings Triggers

(PPL, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, and interest rate instruments, contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL for derivative contracts in a net liability position at September 30, 2024.

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

The following interest rate hedges were outstanding at September 30, 2024.

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at September 30, 2024 is shown below.

10% Adverse Movement in Rates on Fair Value of Debt
PPL	$613
PPL Electric	261
LG&E	88
KU	129

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

In March 2021, the EPA released final revisions to the Cross-State Air Pollution Rule (CSAPR), aimed at ensuring compliance with the 2008 ozone NAAQS and providing for reductions in ozone season nitrogen oxide emissions for 2021 and subsequent years. Additionally, the EPA reversed its previous approval of the Kentucky State Implementation Plan with respect to these requirements. In March 2023, the EPA Administrator released a final Federal Implementation Plan under the Good Neighbor provisions of the Clean Air Act providing for significant additional nitrogen oxide emission reductions for compliance with the revised 2015 ozone NAAQS. The reductions in Kentucky state-wide nitrogen oxide budgets were scheduled to commence in 2023, with the largest reductions planned for 2026, based on the installation time frame for certain selective catalytic reduction controls, subject to future specific allowance calculations. PPL, LG&E and KU are currently assessing the potential impact of the Good Neighbor Plan revisions on operations. The rules provide for reduced availability of NOx allowances that have historically permitted operational flexibility for fossil units and could potentially result in constraints that may require implementation of additional emission controls or accelerate implementation of lower emission generation technologies. In response to judicial orders that stayed the EPA’s denial of certain state implementation plans, the EPA in July 2023 issued an interim stay of implementation of Good Neighbor Plan requirements for emission sources in several states including Kentucky. In June 2024, the U.S. Supreme Court issued a stay of the Good Neighbor Plan while the Court of Appeals for the D.C. Circuit considers numerous legal challenges to the Good Neighbor Plan. On September 12, 2024, the D.C. Circuit granted the EPA’s motion for voluntary partial remand of the Good Neighbor Plan to allow it to supplement the record. On October 18, 2024, several states filed a petition challenging the order in the U.S. Supreme Court.

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

New Accounting Guidance (All Registrants)

There has been no new accounting guidance adopted in 2024. See Note 17 to the Financial Statements for discussion of significant accounting guidance pending adoption as of September 30, 2024.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2024, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the third quarter of 2024 see:

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

On August 15, 2024, Mr. David J. Bonenberger, Senior Vice President and Chief Operating Officer–Utilities of PPL, adopted a trading arrangement for the sale of shares of PPL’s common stock (a Rule 10b5-1 Trading Plan) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934. Mr. Bonenberger’s Rule 10b5-1 Trading Plan, which terminates on the earlier of (i) August 8, 2025 and (ii) the date all trades specified under the plan have been executed or all orders under the plan have expired, provides for the sale of up to 26,973 shares of common stock of PPL, plus dividends on such shares prior to sale, pursuant to the terms of the plan.

On August 20, 2024, Mr. John R. Crockett III, President of LG&E and KU Energy LLC, adopted a trading arrangement for the sale of shares of PPL’s common stock (a Rule 10b5-1 Trading Plan) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934. Mr. Crockett’s Rule 10b5-1 Trading Plan, which terminates on the earlier of (i) March 28, 2025 and (ii) the date all trades specified under the plan have been executed or all orders under the plan have expired, provides for the sale of up to 10,750 shares of common stock of PPL, plus dividends on such shares prior to sale, pursuant to the terms of the plan.

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits has heretofore been filed with the Commission and pursuant to Rule 12(b)-23 are incorporated herein by reference. Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

3(a)	-	Amended and Restated Articles of Incorporation of PPL Corporation, effective as of May 25, 2016 (Exhibit 3(i) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 26, 2016)
3(a).1	-	Certificate of Change: an amendment, effective as of July 31, 2024, to the Amended and Restated Articles of Incorporation of PPL Corporation, effective as of May 25, 2016 (Exhibit 3(a).1 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2024)
3(b)	-	Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation, effective as of October 31, 2013 (Exhibit 3(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2013)
3(b).1	-	Certificate of Change: an amendment, effective as of July 31, 2024, to the Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation, effective as of October 31, 2013 (Exhibit 3(b).1 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2024)
4(a)	-	Supplemental Indenture No. 18, dated as of August 9, 2024, among PPL Capital Funding, Inc., PPL Corporation and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N. A. (formerly known as The Chase Manhattan Bank)), as Trustee (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated August 6, 2024)

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2024, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2024, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	November 1, 2024	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	November 1, 2024	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting and Financial Officer)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	November 1, 2024	/s/ Christopher M. Garrett
Christopher M. Garrett Vice President-Finance and Accounting
(Principal Accounting and Financial Officer)