Form 10-K
period 2024-12-31
PPL Corp; PPL ELECTRIC UTILITIES CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2025-02-13
CIK 922224, 317187, 55387, 60549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2024
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

As of June 28, 2024, PPL Corporation had 737,762,262 shares of its $0.01 par value Common Stock outstanding. The aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $20,399,126,544. As of January 31, 2025, PPL Corporation had 738,294,081 shares of its $0.01 par value Common Stock outstanding.

As of January 31, 2025, PPL Corporation held all 66,368,056 outstanding common shares, no par value, of PPL Electric Utilities Corporation.

As of January 31, 2025, LG&E and KU Energy LLC held all 21,294,223 outstanding common shares, no par value, of Louisville Gas and Electric Company.

As of January 31, 2025, LG&E and KU Energy LLC held all 37,817,878 outstanding common shares, no par value, of Kentucky Utilities Company.

PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

PPL Corporation has incorporated herein by reference certain sections of PPL Corporation's 2025 Notice of Annual Meeting and Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024 and which will provide the information required by Part III of this Report.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2024

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

RIE - Rhode Island Energy, the name under which Narragansett Electric provides gas and electric services to customers in Rhode Island.
i

Other terms and abbreviations

£ - British pound sterling.

401(h) account(s) - a sub-account established within a qualified pension trust to provide for the payment of retiree medical costs.

2023 Form 10-K - Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2023.

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

DER - Distributed Energy Resources.

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

ISO - Independent System Operator.

ISR - Infrastructure, safety and reliability.

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

MMBtu - one million British Thermal Units.

Mill Creek Unit 5 - a combined cycle natural gas unit under construction in Kentucky, jointly owned by LG&E and KU, which is expected to provide additional generating capacity of 198 MW to LG&E and 442 MW to KU beginning in 2027.

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

PEDFA - Pennsylvania Economic Development Financing Authority.

Performance unit - stock-based compensation award that represents a variable number of shares of PPL common stock that a recipient may receive based on PPL's attainment of (i) relative total shareowner return (TSR) as compared to companies in the PHLX Utility Sector Index; (ii) corporate return on equity (ROE); (iii) corporate earnings growth (EG); and (iv) corporate environmental, social and governance (ESG) metrics.

PHMSA - Pipeline and Hazardous Materials Safety Administration.

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

v

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
•strategic acquisitions, dispositions, or similar transactions and our ability to consummate these business transactions, integrate the acquired entities or realize expected benefits from them;
•pandemic health events or other catastrophic events such as wildfires, earthquakes, explosions, floods, droughts, tornadoes, hurricanes and other extreme weather-related events (including events potentially caused or exacerbated by climate change) and their impact on economic conditions, financial markets and supply chains;
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
•development, adoption and use of artificial intelligence by us, our customers and our third-party vendors;
•significant changes in the demand for electricity;
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
•the impact of any state, federal or foreign investigations applicable to the Registrants, their subsidiaries or the energy industry;
•our ability to attract and retain qualified employees;
•the effect of changing expectations and demands of our customers, regulators, investors and stakeholders, including differing views on environmental, social and governance concerns;
•the effect of any business or industry restructuring;

•development of new projects, markets and technologies;
•the ability to control costs and avoid cost and schedule overruns during the development, construction and operation of generation facilities or other projects;
•performance of new ventures;
•collective labor bargaining negotiations and labor costs;
•risks related to wildfires, including costs of potential regulatory penalties and other liabilities, and the cost and availability of insurance and damages in excess of insurance liability coverage; and
•the outcome of litigation involving the Registrants and their subsidiaries.

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

PPL's principal subsidiaries at December 31, 2024 are shown below (* denotes a Registrant).

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

Segment Information

(PPL)

PPL is organized into three reportable segments as depicted in the chart above: Kentucky Regulated, which primarily represents the results of LG&E and KU, Pennsylvania Regulated, which primarily represents the results of PPL Electric, and Rhode Island Regulated, which primarily represents the results of RIE. "Corporate and Other" primarily includes corporate level financing costs, certain unallocated corporate costs, and certain non-recoverable costs incurred in conjunction with the acquisition of Rhode Island Energy and the financial results of Safari Energy, prior to its sale on November 1, 2022.

A comparison of PPL's Regulated segments is shown below.

	Kentucky	Pennsylvania	Rhode Island
	Regulated	Regulated	Regulated
For the year ended December 31, 2024:
Operating Revenues (in billions)	$3.6	$2.9	$2.0
Net Income (in millions)	$620	$574	$109
Electricity delivered (GWh)	30,109	36,611	7,371
Natural gas delivered (Bcf)	42	—	37
At December 31, 2024:
Regulatory Asset Base (in billions) (a)	$12.4	$10.2	$3.8
Service area (in square miles)	8,000	10,000	1,200
Customers (in millions)	1.4	1.5	0.8

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

(PPL, LG&E and KU)

LG&E and KU are engaged in the regulated generation, transmission, distribution and sale of electricity in Kentucky and, in KU's case, also Virginia. LG&E also engages in the distribution and sale of natural gas in Kentucky. LG&E provides electric service to approximately 440,000 customers in Louisville and adjacent areas in Kentucky, covering approximately 700 square miles in nine counties and provides natural gas service to approximately 336,000 customers in its electric service area and eight additional counties in Kentucky. KU provides electric service to approximately 549,000 customers in 77 counties in central, southeastern and western Kentucky and approximately 28,000 customers in five counties in southwestern Virginia, covering approximately 4,800 non-contiguous square miles. KU also sells wholesale electricity to two municipalities in Kentucky under load following contracts.

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

Power Supply

At December 31, 2024, LG&E owned generating capacity of 2,466 MW and KU owned generating capacity of 4,798 MW. See "Item 2. Properties - Kentucky Regulated Segment" for a complete list of generating facilities.

The system capacity of LG&E's and KU's owned generation is based upon several factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changes in circumstances.

During 2024, LG&E's and KU's power plants generated the following amounts of electricity:

	GWh
Fuel Source	LG&E	KU
Coal	10,046	14,276
Gas	1,586	4,483
Hydro	235	54
Solar	8	12
Total (a)	11,875	18,825

(a)This generation represents a decrease for LG&E of 1% and an increase for KU of 8% from 2023 output.

The majority of LG&E's and KU's generated electricity was used to supply their retail customer bases.

LG&E and KU jointly dispatch their generation units with the lowest cost generation used to serve their customers. When LG&E has excess generation capacity after serving its own customers and its generation cost is lower than that of KU, KU purchases electricity from LG&E and vice versa.

Due to environmental requirements and energy efficiency measures, as of December 31, 2024, LG&E and KU have retired approximately 1,500 MW of coal-fired generation plants since 2010, including the retirement of a 300 MW coal-fired unit in December 2024 at the Mill Creek plant.

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

On November 6, 2023, the KPSC issued an order approving LG&E’s and KU’s December 15, 2022 CPCN requests (i) to construct a 640 MW net summer rating NGCC combustion turbine at LG&E's Mill Creek Generating Station in Jefferson County, Kentucky, (ii) to construct a 120 MWac solar photovoltaic electric generating facility in Mercer County, Kentucky, (iii) to acquire a 120 MWac solar facility to be built by a third-party solar developer in Marion County, Kentucky and (iv) to construct a 125 MW, 4-hour battery energy storage system facility at KU's E.W. Brown Generating Station. The order also authorized LG&E's and KU's entry into four potential solar PPAs, subject to certain conditions, but deferred for future proceedings specific decisions on cost recovery treatment or mechanisms. Agreements related to two of the four potential solar

PPAs have been terminated. One PPA agreement was terminated by the developer due to land control issues. The second agreement terminated contractually due to a PPA price increase that was not acceptable to LG&E and KU. Further, the order approved the new, adjusted or expanded energy efficiency programs contained in the requested 2024-2030 DSM plan.

The KPSC order included approval of the requested retirements of two existing coal-fired generation units at LG&E's Mill Creek Unit 1 (300 MW) in 2024, which occurred on December 31, 2024, and Mill Creek Unit 2 (297 MW) in 2027, subject to certain conditions, and three small gas-fired units. The order denied approval of the retirement of KU's E.W. Brown 3 Unit (412 MW) and Ghent Unit 2 (486 MW) in 2028 at this time, citing the need for additional clarity regarding environmental compliance regulations.

The new NGCC facility will be jointly owned by LG&E (31%) and KU (69%) and the solar units will be jointly owned by LG&E (37%) and KU (63%), the battery storage unit will be owned by LG&E, and the proposed PPA transactions and DSM programs will be entered into or conducted jointly by LG&E and KU, consistent with LG&E and KU's shared dispatch, cost allocation, tariff or other frameworks.

In February 2024, LG&E and KU entered into agreements to begin construction of Mill Creek Unit 5. Total project costs are estimated at approximately $1.0 billion, including AFUDC. Commercial operation of the facility is anticipated to begin in mid-2027.

Fuel Supply

Coal and natural gas are expected to be the predominant fuels used by LG&E and KU for generation for the foreseeable future. Natural gas used for generation is purchased using contractual arrangements separate from LG&E's natural gas distribution operations. Natural gas and oil are also used for intermediate and peaking capacity and flame stabilization in coal-fired boilers.

Fuel inventory is maintained at levels estimated to be necessary to avoid operational disruptions at coal-fired generating units. Reliability of coal deliveries can be affected from time to time by several factors including fluctuations in demand, coal mine production issues, high or low river level events, lock outages and other supplier or transporter operating or financial difficulties.

LG&E and KU have entered into coal supply agreements with various suppliers for coal deliveries through 2030 and augment their coal supply agreements with spot market purchases, as needed.

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

(PPL and LG&E)

Natural Gas Distribution Supply

Four underground natural gas storage fields in service, with a current working natural gas capacity of approximately 11 Bcf, are used to provide natural gas service to LG&E's firm sales customers. Natural gas is stored during the summer season for withdrawal during the following winter heating season. Without this storage capacity, LG&E would need to purchase additional natural gas and pipeline transportation services during winter months when customer demand increases, and the cost of natural gas supply and pipeline transportation services are expected to be higher. At December 31, 2024, LG&E had 9 Bcf of natural gas stored underground with a carrying value of $29 million. In 2024, LG&E completed the multi-year project to retire a fifth underground natural gas storage field, which was no longer in service.

LG&E has a portfolio of supply arrangements of varying terms that provide competitively priced natural gas designed to meet its firm sales obligations. These natural gas supply arrangements include pricing provisions that are market-responsive. In tandem with pipeline transportation services, these natural gas supplies provide the reliability and flexibility necessary to serve LG&E's natural gas customers.

LG&E purchases natural gas supply transportation services from two pipelines. LG&E has a set of contracts with one pipeline that are subject to termination by LG&E between 2026 and 2030. Total winter season capacity under these contracts is 184,900 MMBtu/day and summer season capacity is 60,000 MMBtu/day. LG&E has two additional contracts with this same pipeline. One contract is for pipeline capacity through 2026 for 60,000 MMBtu/day during both the winter and summer seasons. The other contract is for pipeline capacity through 2028 for 30,000 MMBtu/day during the winter season. LG&E has a single contract with a second pipeline with a total capacity of 20,000 MMBtu/day during both the winter and summer seasons that expires in 2030.

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

Rates

LG&E is subject to the jurisdiction of the KPSC and the FERC, and KU is subject to the jurisdiction of the KPSC, the VSCC and the FERC. LG&E and KU operate under a FERC-approved open access transmission tariff.

LG&E's and KU's Kentucky base rates are calculated based on a return on capitalization (common equity, long-term debt and short-term debt) including adjustments for certain net investments and costs recovered separately through other means. As such, LG&E and KU generally earn a return on regulatory assets in Kentucky.

KU's Virginia base rates are calculated based on a return on rate base (net utility plant plus certain regulatory assets and working capital less accumulated deferred income taxes, certain regulatory liabilities and miscellaneous deductions) and include recovery of applicable operations and maintenance expenses.

KU's rates to two municipal customers for wholesale power requirements are calculated based on annual updates to a formula rate that utilizes a return on rate base (net utility plant plus certain regulatory assets and working capital less accumulated deferred income taxes, certain regulatory liabilities and miscellaneous deductions) and include recovery of applicable operations and maintenance expenses.

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

Franchises and Licenses

PPL Electric provides electricity delivery service in its service territory pursuant to certain franchises, licenses, statutory service areas, easements and other rights or permissions granted by the Pennsylvania state legislature, cities or municipalities or other entities.

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

PPL Electric's transmission revenues are billed in accordance with a FERC-approved Open Access Transmission Tariff that utilizes a formula-based rate recovery mechanism. Under this formula, beginning in 2023, rates are put into effect on January 1st of each year based upon actual expenditures from the most recently filed FERC Form 1, forecasted capital additions, and other data based on PPL Electric’s books and records. 2023 was considered a transitional period as the calendar year rate approved by FERC became effective April 1, 2023. Rates are compared during the year to the estimated annual expenses and capital additions that will be filed in PPL Electric’s annual FERC Form 1, filed under the FERC's Uniform System of Accounts. Under the mechanism, any difference between the revenue requirement in effect and actual expenditures incurred for that year is recorded as a regulatory asset or regulatory liability, and the regulatory asset or regulatory liability is to be recovered from or returned to customers starting one year after the conclusion of the rate year.

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

PLR

The Customer Choice Act requires electric distribution companies, including PPL Electric, or an alternative supplier approved by the PAPUC, to act as a PLR of electricity supply for customers who do not choose to shop for supply with a competitive supplier and provides that electricity supply costs will be recovered by the PLR pursuant to PAPUC regulations. In 2024, the following average percentages of PPL Electric's customer load were provided by competitive suppliers: 43% of residential, 82% of small commercial and industrial and 98% of large commercial and industrial customers.

PPL Electric’s electricity generation costs are established based upon the results of a competitive solicitation process. In December 2020, the PAPUC approved PPL Electric’s default service plan for the period June 1, 2021 through May 31, 2025, which included a total of eight solicitations for electricity supply held semiannually in April and October. Through December 31, 2024, all auctions of the plan were completed. This plan also included eight solicitations for alternative energy credits held semiannually in January and July. Through January 2025, all alternative energy credit solicitations have been completed.

On November 7, 2024, the PAPUC approved PPL Electric's default service plan for the period of June 1, 2025 through May 31, 2029, which includes a total of eight solicitations for electricity supply held semiannually in February and July. The new plan also includes solicitations for alternative energy credits held annually in July with the first solicitation in July 2025 and the final solicitation in July 2029.

Pursuant to the plans, PPL Electric contracts for all electricity supply for residential, commercial and industrial customers who elect to take default service from PPL Electric. These solicitations contain a mix of products including 10-year block energy contracts for residential customers, 12- and 24-month fixed-price load-following contracts for residential and small commercial and industrial customers, 12-month real-time pricing contracts for large commercial and industrial customers, and alternative energy credit contracts for residential, commercial and industrial customers. These contracts fulfill PPL Electric's obligation to provide customer electricity supply as a PLR.

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

RIE is engaged in the regulated transmission, distribution and sale of electricity and regulated distribution and sale of natural gas in Rhode Island. RIE provides electric service to approximately 515,000 customers and natural gas service to approximately 280,000 customers. RIE's service area covers substantially all of Rhode Island.

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

Last Resort Service (LRS)

RIE is required by the RIPUC and by statute to provide LRS to all customers who have not elected to receive their electric supply from a non-regulated power producer or any customer who, for any reason, has stopped receiving generation service from a non-regulated power producer.

The charge for LRS is the sum of the applicable LRS charges in addition to all appropriate Retail Delivery charges as stated in the applicable tariff. The monthly charge for LRS also includes the costs incurred by RIE to comply with the Renewable Energy Standard, established in Rhode Island General Laws Section 39-26-1 and the costs to comply with the RIPUC’s Rules Governing Energy Source Disclosure. The charge for LRS includes the administrative costs associated with the procurement of LRS, including an adjustment for uncollectible accounts as approved by the RIPUC.

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

ENVIRONMENTAL MATTERS

(All Registrants)

The Registrants are subject to certain existing and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters, and may be subject to different and more stringent laws and regulations enacted in the future. The EPA and other federal agencies with jurisdiction over environmental matters have issued numerous environmental regulations relating to air, water and waste that directly affect the electric power industry. Due to these environmental issues, it may be necessary for the Registrants to modify or cease certain operations or operation of certain facilities to comply with statutes, regulations and other requirements of regulatory bodies or courts. In addition, legal challenges to environmental permits or rules add uncertainty to estimating future costs of complying with such permits and rules. The Registrants are monitoring executive orders and other ongoing actions by the new Presidential administration, but are unable to predict changes in regulations, regulatory guidance, legal interpretations, policy positions, and implementation actions that may result.

See “Legal Matters” in Note 12 to the Financial Statements for a discussion of environmental commitments and contingencies. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on projected environmental capital expenditures for 2025 through 2027. See Note 18 to the Financial Statements for information related to the impacts of CCRs on AROs.

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

The Clean Air Act has a significant impact on the operation of fossil fuel generation plants. The Clean Air Act requires the EPA periodically to establish and review NAAQS for six pollutants including ozone (contributed to by nitrogen oxide emissions) and particulate matter, which are particularly relevant for fossil fuel generation plants. On February 2, 2024, the D.C. Circuit Court granted the EPA’s motion for voluntary remand, without vacatur, of the ozone rule, which was under legal challenge. The EPA will complete a new review to incorporate new studies and updated analyses to determine the adequacy of the existing ozone standard. On March 6, 2024, the EPA finalized revisions to the particulate matter standard that lowers the primary standard for fine particulates. Several states and trade groups challenged the EPA’s finalized revisions to the particulate matter standard in the D.C. Circuit Court. Nonattainment designations for counties in which LG&E and KU generation is located, including Jefferson County, Kentucky, could potentially require additional particulate matter and nitrogen oxide reductions from sources including LG&E’s Mill Creek Station, and more stringent requirements for new generation. PPL, LG&E, and KU are unable to predict future implementation actions or the outcome of future evaluations by the EPA and the states with respect to the NAAQS standards.

In March 2021, the EPA released final revisions to the Cross-State Air Pollution Rule (CSAPR), aimed at ensuring compliance with the 2008 ozone NAAQS and providing for reductions in ozone season nitrogen oxide emissions for 2021 and subsequent years. In March 2023, the EPA released a final Federal Implementation Plan under the Good Neighbor provisions of the Clean Air Act providing for significant additional nitrogen oxide emission reductions for compliance with the revised 2015 ozone NAAQS. The reductions in Kentucky state-wide nitrogen oxide budgets were scheduled to commence in 2023, with the largest reductions planned for 2026. The rules provide for reduced availability of nitrogen oxide allowances that have historically permitted operational flexibility for fossil units and could potentially result in constraints that may require implementation of additional emission controls or accelerate implementation of lower emission generation technologies. In June 2024, the U.S. Supreme Court issued a stay of the Good Neighbor Plan while the D.C. Circuit Court considers legal challenges to the rule. On December 10, 2024, EPA published in the Federal Register a supplement to the record. On December 6, 2024, the U.S. Court of Appeals for the Sixth Circuit vacated and remanded the EPA’s disapproval of Kentucky’s state implementation plan for the ozone NAAQS. PPL, LG&E, and KU are monitoring ongoing legal and regulatory developments.

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

Modification of Mercury and Air Toxics Standards

In 2012, the EPA issued the Mercury and Air Toxics Standards (MATS) rule requiring reductions in mercury and other hazardous air pollutants from fossil fuel-fired power plants. LG&E and KU installed significant controls to achieve compliance with MATS and other rules. On May 7, 2024, the EPA issued a final rule increasing the stringency of MATS and further reducing emissions of certain hazardous air pollutants to reflect perceived developments in control technologies. Legal challenges to the rule have been filed in the D.C. Circuit Court. PPL, LG&E, and KU have reviewed the final rule and do not expect significant operational changes or additional controls to be required.

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

Climate Change (All Registrants)

In recent years the federal government has undertaken various efforts aimed at addressing climate change, which could have far-reaching impacts on PPL’s business operations, products, and services. In 2022, the U.S. Supreme Court ruled that provisions of the EPA's Clean Power Plan, premised on generation shifting from coal-fired plants to lower emitting natural gas-fired plants and renewables, exceeded the authority granted to the EPA under the Clean Air Act. While the EPA contends that the new GHG emissions rule discussed above is consistent with the provisions of the Clean Air Act, it is uncertain how a ruling from the D.C. Circuit Court or, if appealed, the U.S. Supreme Court may affect the new GHG emissions rule and any future EPA rulemaking on GHG emissions. The new Presidential administration has issued various executive orders regarding climate change initiatives and is expected to consider changes in regulations, regulatory guidance, legal interpretations, policy positions and implementation actions, but the Registrants are unable to predict any changes that may ultimately be adopted. All of these developments are preliminary or ongoing in nature and the Registrants cannot predict the final outcome or ultimate impact on operations.

PPL has adopted a goal of net-zero carbon emissions by 2050, which PPL expects will include continuing to retire coal-fired generation and investing in research and innovation that will help to achieve this goal, while maintaining reliable and affordable energy in our service territories. The net-zero goal relates to direct and indirect carbon emissions consistent with Greenhouse Gas Protocol guidance and referenced by the EPA Center for Corporate Climate Leadership. Through 2023, PPL reduced carbon emissions nearly 60% from 2010 levels and is targeting a 70% reduction from 2010 levels by 2035 and an 80% reduction by 2040.

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

Superfund and Other Remediation (All Registrants)

From time to time, PPL's subsidiaries undertake testing, monitoring or remedial action in response to spills or other releases at various on-site and off-site locations, negotiate with the EPA and state and local agencies regarding actions necessary to comply with applicable requirements, negotiate with property owners and other third parties alleging impacts from PPL's operations and undertake similar actions necessary to resolve environmental matters that arise in the course of normal operations. Based on analyses to date, resolution of these environmental matters is not expected to have a significant adverse impact on the operations of PPL, PPL Electric, LG&E, KU and RIE.

Future cleanup or remediation work at sites not yet identified may result in significant additional costs for the Registrants. Insurance policies maintained by LKE may be available to cover certain of the costs or other obligations related to these matters for LG&E or KU, but the amount of insurance coverage or reimbursement cannot be estimated or assured.

See “Legal Matters” in Note 12 to the Financial Statements for additional information.

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

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning projected capital expenditure requirements for 2025 through 2027. See "Item 1. Business - Environmental Matters" for additional information concerning the potential impact on capital expenditures from environmental matters.

HUMAN CAPITAL

PPL, together with its subsidiaries, is committed to fostering an exceptional workplace for employees. PPL pledges to enable the success of its current and future workforce by cultivating a supportive, empowering and collaborative culture, fostering professional development, encouraging employee engagement, and ensuring a safe and healthy work environment. Matters related to these priorities and corporate culture are overseen by PPL's senior management, which provides updates to the PPL Board of Directors (the Board). Pursuant to its charter, the People and Compensation Committee of the Board of Directors also periodically reviews and assesses the company's strategy for human capital management. PPL's investment in the success of its workforce is embodied in the following areas with dedicated leadership and Board oversight:

•Corporate culture - Foster a supportive, empowering and collaborative workplace culture in which employees with various backgrounds can thrive. Senior management reviews workforce metrics, culture related objectives and associated programs semi-annually. The Board also receives periodic updates from senior management on PPL's strategy and initiatives that drive corporate culture.
•Employee engagement - Create a workplace that fosters an engaged, high-quality workforce. PPL's operating companies regularly conduct assessments related to employee engagement, safety and culture. Senior management reviews employee engagement efforts with the Board at least annually.
•Professional development - Invest in the current and future workforce through training and development, succession planning and creation of a pipeline for internal advancement. Senior management reviews succession planning with the People and Compensation Committee of the Board on an annual basis.
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
•Compliance – The Corporate Compliance Committee, including senior executives, meets quarterly to discuss metrics and other matters related to the compliance and ethics culture. Among the items discussed are statistics regarding Ethics Helpline reports and employee concerns. This information is also reviewed with the Audit Committee of the Board quarterly and with the Board annually.

PPL will continue to engage with employees and to assess these priorities as we work to best position individuals and the company for future success. PPL had a turnover rate of 8.25% for the year ended December 31, 2024. Looking forward, PPL will maintain our strong focus on workforce planning to address future talent needs.

At December 31, 2024, the Registrants had the following full-time employees and employees represented by labor unions:

	Total Full-Time Employees	Number of Union Employees	Percentage of Total Workforce
PPL	6,653	2,431	37%
PPL Electric	1,393	916	66%
LG&E	906	581	64%
KU	723	109	15%

(PPL and KU)

In July 2024, KU and the IBEW local reached, and local members ratified, a new three-year labor agreement through July 2027. The agreement covers approximately 60 employees. The terms of the new labor agreement are not expected to have a significant impact on the financial results of KU or PPL.

(PPL)

In May 2024, PPL and the Rhode Island UWUA locals ratified a five-year labor agreement through May 2029. The agreement covers over 530 employees. The terms of the new labor agreement are not expected to have a significant impact on the financial results of PPL.

Contract negotiations with RIE USW Local 12431 are expected to commence in April 2025. The current contract covers over 300 employees and is scheduled to expire June 1, 2025.

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

ITEM 1A. RISK FACTORS

The Registrants face various risks associated with their businesses. Our businesses, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. In addition, this report also contains forward-looking and other statements about our businesses that are subject to numerous risks and uncertainties. See "Forward-Looking Information," "Item 1. Business," "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 to the Financial Statements for additional information concerning the risks described below and for other risks, uncertainties and factors that could affect our businesses and financial results.

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

Because PPL is a holding company, its debt and guaranty obligations are structurally subordinated to all existing and future liabilities of its subsidiaries. Although certain agreements to which certain subsidiaries are parties limit their ability to incur additional indebtedness, PPL and its subsidiaries retain the ability to incur substantial additional indebtedness and other liabilities. Therefore, PPL's rights and the rights of its creditors, including rights of debt holders, to participate in the assets of any of its subsidiaries, in the event that such a subsidiary is liquidated or reorganized, will be subject to the prior claims of such subsidiary's creditors.

PPL may not realize the anticipated benefits of the RIE acquisition, which could materially adversely affect PPL's business, financial condition and results of operations.

PPL may not realize the anticipated financial and operational benefits from the RIE acquisition. PPL has incurred significant costs in connection with the integration, and additional unanticipated costs may arise. No assurance can be given that the anticipated long-term benefits from the acquisition will be achieved or, if achieved, the timing of their achievement. These risks and their consequences could result in increased costs or decreases in the amount of expected revenues associated with the

Rhode Island Regulated segment and could have a material adverse effect on PPL's business, financial condition and results of operations.

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

The rates we charge our utility customers must be approved by one or more federal or state regulatory commissions, including the FERC, KPSC, VSCC, PAPUC and RIPUC. Although rate regulation is generally premised on the recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that regulatory authorities will consider all of our costs to have been prudently incurred or that the regulatory process by which rates are determined will always result in rates that achieve full or timely recovery of our costs or an adequate return on our capital investments. Federal or state agencies, intervenors and other permitted parties may challenge our current or future rate requests, structures or mechanisms, and ultimately reduce, alter or limit the rates we receive. The requests for rate increases and the frequency of rate cases could face resistance from customers and other stakeholders, especially in a rising cost environment. Although our rates are generally regulated based on an analysis of our costs incurred in a base year or on future projected costs, the rates we are allowed to charge may or may not match our costs at any given time. Our regulated utility businesses are subject to substantial capital expenditure requirements over the next several years, which may require rate increase requests to the regulators in the future. If our costs are not adequately recovered through rates, it could have an adverse effect on our business, results of operations, cash flows and financial condition.

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

We are or may be subject to costs of remediation of environmental contamination at facilities that are currently owned by us or that are owned or operated by our former subsidiaries.

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

Extensive federal, state and local environmental laws and regulations are applicable to LG&E's and KU's generation supply, including its air emissions, water discharges (ELGs) and the management of hazardous and solid wastes (CCRs), among other business-related activities, and the costs of compliance or alleged non-compliance cannot be predicted and could be material. In addition, our costs may increase significantly if the requirements or scope of environmental laws, regulations or similar rules are expanded or changed as the environmental standards governing LG&E’s and KU’s businesses, particularly as applicable to coal-fired generation and related activities, continue to be subject to uncertainties due to rulemaking and other regulatory developments, legislative activities and litigation, administrative and permit challenges. In recent years, the federal government has undertaken various efforts aimed at addressing climate change, some of which remain subject to legal challenge, that may affect these costs. The Registrants are unable to predict changes in regulations, regulatory guidance, legal interpretations, policy positions, and implementation actions that may result from the change in Presidential administrations. Depending on the extent, frequency and timing of such changes, LG&E and KU may face higher risks of unsuccessful implementation of environmental-related business plans, noncompliance with applicable environmental rules, delayed or incomplete rate recovery or increased costs of implementation. Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or forfeitures, operational changes, permit limitations or other restrictions. At some of our older generating facilities it may be uneconomic for us to install necessary pollution control equipment, which could cause us to retire those units. Our ability to retire plants we believe are uneconomic is expected to be subject to receipt of regulatory approvals. Market prices for energy and capacity also affect this cost-effectiveness analysis. Many of these environmental law considerations are also applicable to the operations of our key suppliers or customers, such as coal producers, power producers and industrial power users, and may impact the costs of their products and demand for our services.

(PPL and LG&E)

We are subject to regulatory and other risks regarding natural gas supply infrastructure.

The PHMSA enforces regulations that govern the design, construction, operation and maintenance of pipeline facilities. Failure to comply with these regulations could result in the assessment of fines or penalties against LG&E. These regulations require, among other things, that pipeline operators take certain measures with respect to pipeline integrity. Depending on the results of integrity tests and other integrity program activities, we could incur significant and unexpected costs to perform remedial activities on our natural gas infrastructure to ensure our continued safe and reliable operation. Recent pipeline incidents in the U.S. have also led to the introduction of proposed rules and possible federal legislative actions which could impose restrictions on LG&E’s operations or require more stringent testing to ensure pipeline integrity. Implementation of these regulations could increase our costs to comply with pipeline integrity and safety regulations.

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

E. Risks Specific to the Rhode Island Regulated Segment

(PPL)

We are subject to regulatory and other risks regarding natural gas supply infrastructure in Rhode Island.

The PHMSA enforces regulations that govern the design, construction, operation and maintenance of pipeline facilities. Failure to comply with these regulations could result in the assessment of fines or penalties against RIE. These regulations require, among other things, that pipeline operators take certain measures with respect to pipeline integrity. Depending on the results of integrity tests and other integrity program activities, we could incur significant and unexpected costs to perform remedial activities on our natural gas infrastructure to ensure our continued safe and reliable operation.

F. Risks Related to All Segments

(All Registrants)

Pandemic health events and their impact on business and economic conditions could negatively affect our business.

A pandemic health event and related remediation efforts could present challenges to businesses, communities, workforces, markets and supply chains. At this time, the Registrants cannot predict the ways in which and the extent to which these or other pandemic-related factors may affect their business, earnings or other financial results.

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

Artificial intelligence (AI) is an emerging area of technology that has the potential to impact various aspects of our business operations and customer interactions.

AI technologies are still in their early stages of development and deployment. Ineffective or inadequate AI development or deployment practices by PPL, its subsidiaries or third-party vendors could result in unintended consequences. While we seek contractual protections with our third-party vendors regarding the use of AI technology, we may not have full awareness of, or control or visibility over, the quality, performance, security or compliance of the products and services that incorporate AI-related technology used by such vendors. AI algorithms that we or our third-party vendors use may be flawed or may be based on datasets that are biased or insufficient. These limitations or failures, or inaccurate results generated as a result of our employees’, contractors’ or vendors’ use or misuse of AI technologies could lead to operational interruptions or otherwise adversely affect our business, reputation or financial results. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs. In addition, the rapidly evolving nature of AI technologies may cause new laws and regulations to be enacted which could dramatically affect business practices, including the costs to comply with such new laws and regulations. We cannot predict the future development of AI technologies and the nature of any related new laws and regulations, and their costs and consequences.

Natural disasters or operational accidents may adversely affect the Registrants’ operating results.

Natural disasters or operational accidents (such as wildfires, earthquakes, hurricanes or natural gas transmission pipeline explosions) could have direct or indirect impacts on the Registrants or key contractors or suppliers. Further, the generation of electricity and the transportation and storage of natural gas involve inherent operating risks that may result in accidents involving serious injury or loss of life, environmental damage or property damage. Such events could affect the Registrants through civil or criminal legal proceedings or changes to policies, laws and regulations the compliance costs of which may have a significant impact on the Registrants’ results of operations, financial position and cash flows. Existing insurance policies may not cover all of the potential exposures in connection with such incidents. Any losses not covered by insurance, or any increases in the cost of applicable insurance as a result of such incidents, could have a material adverse effect on the results of operations, financial position and cash flows of the Registrants.

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

Climate change may produce changes in weather or other environmental conditions, including temperature or precipitation levels, and thus may impact consumer demand for electricity. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods, and other climatic events, could disrupt our operations and cause us to incur significant costs to prepare for or respond to these effects. Climate change may also contribute to heightened risk or severity of wildfires, which could disrupt our operations and cause us to incur significant costs, though the annual FEMA National Risk Index for wildfires in the jurisdictions in which we provide service is very low to relatively moderate. These or other meteorological changes could lead to increased operating costs, capital expenses or power purchase costs. Greenhouse gas regulation such as the EPA’s May 2024 rule governing emissions from certain fossil fuel-fired electric generating units could increase the cost of electricity, and such increases could have a depressive effect on regional economies. Reduced economic and consumer activity in our service areas -- both generally and specific to certain industries and consumers accustomed to previously lower cost power -- could reduce demand for the power we generate, market and deliver. Also, demand for our energy-related services could be similarly lowered by consumers' preferences or market factors favoring energy efficiency, low-carbon power sources or reduced electricity usage. The Registrants' responses to such climate-related risks include compliance with evolving governmental policy and developing and implementing strategies designed to meet net zero carbon emissions goals, which may affect our financial condition, results of operations or cash flows.

We cannot predict the outcome of legal proceedings or investigations related to our businesses in which we are periodically involved. An unfavorable outcome or determination in any of these matters could have a material adverse effect on our financial condition, results of operations or cash flows.

We are involved in legal proceedings, claims and litigation and periodically are subject to state and federal investigations arising out of our business operations, the most significant of which are summarized in Item 1. Business and "Regulatory Matters" in Note 7 to the Financial Statements and in "Legal Matters" and "Regulatory Issues" in Note 12 to the Financial

Statements. We cannot predict the ultimate outcome of these matters, nor can we reasonably estimate the costs or liabilities that could potentially result from a negative outcome in each case.

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

In connection with various divestitures, and certain other transactions, we have indemnified or guaranteed parties against certain liabilities. These indemnities and guarantees relate, among other things, to liabilities which may arise with respect to the period during which we or our subsidiaries operated a divested business, and to certain ongoing contractual relationships and entitlements with respect to which we or our subsidiaries made commitments in connection with a divestiture. See "Guarantees and Other Assurances" in Note 12 to the Financial Statements.

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

PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

ITEM 1C. CYBERSECURITY (All Registrants)

Processes for Identifying, Assessing and Managing Material Risks from Cybersecurity Threats

PPL’s Chief Security Officer (CSO) is responsible for establishing, implementing and executing PPL’s cyber-risk management strategy for PPL and the other Registrants and reports to PPL’s Executive Vice President and Chief Technology and Innovation Officer. The CSO has over 25 years of experience leading technology and security organizations, has a degree in computer science, and holds professional certifications in information security, IT auditing, and privacy. He is also a member of nationally and internationally recognized industry and security organizations, including the Information Systems Audit and Control Association, International Association of Privacy Professionals, and the Domestic Security Alliance Council. The teams managed by the CSO are comprised of seasoned experts in cyber and IT security and possess appropriate experience to safeguard the company’s data, networks and systems, mitigate cyber risks and help prevent and combat cyber threats.

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

PPL has established an Executive Crisis Team comprised of PPL’s executive leadership, including the Chief Executive Officer, Chief Technology and Innovation Officer, Chief Financial Officer, Chief Human Resources Officer, Chief Legal Officer, Chief Operating Officer, VP – Public Affairs and Sustainability, VP – Corporate Communications, Chief Security Officer and additional officers as circumstances may warrant, to allow the company to respond quickly to a crisis, including a cyber event. This team governs and manages corporate crisis preparedness across the business lines, operations, and functions. Material or potentially material risks are escalated to the Executive Crisis Team and other appropriate leadership for review and action.

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

In addition to these enterprise-wide initiatives, PPL's Kentucky, Pennsylvania and Rhode Island operations are subject to extensive and rigorous mandatory cybersecurity requirements that are developed and enforced by NERC and approved by the FERC to protect grid security and reliability. LG&E is also subject to certain security directives related to cybersecurity issued by the Department of Homeland Security’s Transportation Security Administration in 2021. See Note 12 to the Financial Statements for additional information on these directives.

The Registrants have been subject to attempted cybersecurity threats and will likely continue to be subject to such attempts in the future. While PPL has not determined any cybersecurity incidents have materially affected the Registrants, including their business strategy, results of operations or financial condition, there can be no guarantee that the Registrants will not be the subject of future attacks, threats or incidents, the consequences of which may be material.

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

ITEM 2. PROPERTIES

Kentucky Regulated Segment (PPL, LG&E and KU)

LG&E's and KU's properties consist primarily of regulated generation facilities, electricity transmission and distribution assets and natural gas transmission and distribution assets in Kentucky. The capacity of generation units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances. The electricity generating capacity at December 31, 2024 was:

		LG&E		KU
Primary Fuel/Plant	Total MW Capacity Summer	% Ownership or Other Interest	Ownership or Other Interest in MW	% Ownership or Other Interest	Ownership or Other Interest in MW
Coal
Ghent - Units 1- 4	1,919			100.00	1,919
Mill Creek - Units 2- 4	1,165	100.00	1,165
E.W. Brown - Unit 3	412			100.00	412
Trimble County - Unit 1 (a)	493	75.00	370
Trimble County - Unit 2 (a)	732	14.25	104	60.75	445
	4,721		1,639		2,776
Natural Gas/Oil
E.W. Brown Unit 5 (b)	130	53.00	69	47.00	61
E.W. Brown Units 6 - 7	292	38.00	111	62.00	181
E.W. Brown Units 8 - 11 (b)	484			100.00	484
Trimble County Units 5 - 6	318	29.00	92	71.00	226
Trimble County Units 7 - 10	636	37.00	235	63.00	401
Paddy's Run Unit 12	23	100.00	23
Paddy's Run Unit 13	147	53.00	78	47.00	69
Haefling - Units 1 - 2	24			100.00	24
Cane Run Unit 7	691	22.00	152	78.00	539
	2,745		760		1,985
Hydro
Ohio Falls - Units 1-8	64	100.00	64
Dix Dam - Units 1-3	32			100.00	32
	96		64		32

		LG&E		KU
Primary Fuel/Plant	Total MW Capacity Summer	% Ownership or Other Interest	Ownership or Other Interest in MW	% Ownership or Other Interest	Ownership or Other Interest in MW
Solar
E.W. Brown Solar (c)	8	39.00	3	61.00	5

Total	7,570		2,466		4,798

(a)Trimble County Unit 1 and Trimble County Unit 2 are jointly owned with Illinois Municipal Electric Agency and Indiana Municipal Power Agency. Each owner is entitled to its proportionate share of the units' total output and funds its proportionate share of capital, fuel and other operating costs. See Note 11 to the Financial Statements for additional information.
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

For a description of LG&E's and KU's service areas, see "Item 1. Business - General - Segment Information - Kentucky Regulated Segment." At December 31, 2024, LG&E's and KU's electricity transmission and distribution systems and LG&E's natural gas transmission and distribution systems were:

	LG&E		KU
	Distribution	Transmission	Distribution	Transmission
Electricity System
Substations (a)	97	79	461	215
Capacity (in millions of kVA)	6	8	8	16
Overhead lines (circuit miles)	3,887	663	14,093	4,064
Underground lines (circuit miles)	2,876	6	2,840	4

Natural Gas System
Distribution mains (miles)	4,463	—	—	—
Transmission pipeline (miles)	—	229	—	—
Transmission storage lines (miles)	—	83	—	—
Combustion turbine lines (miles)	—	19	—	11
Storage fields	—	4	—	—
Storage field capacity (Bcf)	—	11	—	—

(a)195 substations (62 at LG&E and 133 at KU) are shared between the distribution and transmission systems.

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

Pennsylvania Regulated Segment (PPL and PPL Electric)

For a description of PPL Electric's service area, see "Item 1. Business - General - Segment Information - Pennsylvania Regulated Segment." PPL Electric has electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners. At December 31, 2024, PPL Electric's transmission system includes 52 substations with a total capacity of 32 million kVA and 5,286 circuit miles in service. PPL Electric's distribution system includes 355 substations with a total capacity of 15 million kVA, 36,628 circuit miles of overhead lines and 9,006 underground circuit miles. All of PPL Electric's facilities are located in Pennsylvania. Substantially all of PPL Electric's distribution properties and certain transmission properties are subject to the lien of the PPL Electric 2001 Mortgage Indenture. See Note 8 to the Financial Statements for additional information.

Rhode Island Regulated Segment (PPL)

For a description of RIE's service area, see "Item 1. Business - General - Segment Information - Rhode Island Regulated Segment." At December 31, 2024, RIE's electric transmission system includes 44 substations with capacity of 33 kVA or higher, 361 circuit miles of overhead lines and 49 underground circuit miles. RIE's electric distribution system includes 59 substations, 6,500 circuit miles of overhead lines and 1,229 underground circuit miles. RIE also has distribution mains for its natural gas system with mileage of 3,223 miles. All of RIE's facilities are located in Rhode Island.

ITEM 3. LEGAL PROCEEDINGS

See Notes 6, 7, 9 and 12 to the Financial Statements for information regarding legal, tax and regulatory matters and proceedings.

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

PPL Corporation

Additional information for this item is set forth in the sections entitled "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Shareowner and Investor Information" of this report. At January 31, 2025 there were 42,122 common stock shareowners of record.

There were no purchases by PPL of its common stock during the fourth quarter of 2024.

PPL Electric Utilities Corporation

There is no established public trading market for PPL Electric's common stock, as PPL owns 100% of the outstanding common shares. Dividends paid to PPL on those common shares are determined by PPL Electric's Board of Directors. PPL Electric paid common stock dividends to PPL of $375 million in 2024 and $323 million in 2023.

Louisville Gas and Electric Company

There is no established public trading market for LG&E's common stock, as LKE owns 100% of the outstanding common shares. Dividends paid to LKE on those common shares are determined by LG&E's Board of Directors. LG&E paid common stock dividends to LKE of $187 million in 2024 and $166 million in 2023.

Kentucky Utilities Company

There is no established public trading market for KU's common stock, as LKE owns 100% of the outstanding common shares. Dividends paid to LKE on those common shares are determined by KU's Board of Directors. KU paid common stock dividends to LKE of $232 million in 2024 and $190 million in 2023.

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

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing 2024 with 2023. For PPL, "Results of Operations" also includes "Segment Earnings," which provides a detailed analysis of earnings by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

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

For comparison of the Registrants’ results of operations and cash flows for the years ended December 31, 2023 to December 31, 2022, refer to “Item 7. Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Form 10-K, filed with the SEC on February 16, 2024.

Overview

For a description of the Registrants and their businesses, see "Item 1. Business."

Business Strategy (All Registrants)

PPL operates four regulated utilities located in Pennsylvania, Kentucky and Rhode Island. Each of these jurisdictions has distinct regulatory structures and each of the utilities has distinct customer classes.

PPL’s strategy, which is supported by the other Registrants and subsidiaries, is focused on creating the utilities of the future to drive greater value for our customers and shareowners. Key objectives in support of this strategy include:

•Strengthening the reliability and resilience of our electric and gas networks to improve service and protect against current and future weather and storms.
•Advancing a cleaner energy future affordably and reliably. This includes expanding and modernizing our generation with natural gas, renewables and battery storage, while supporting research and development of low-carbon solutions.
•Driving operational efficiencies to improve customer service and help keep energy affordable.

•Utilizing artificial intelligence and other advanced technologies to inform decision making, optimize asset planning and maintenance and better manage supply and demand on the grid.
•Empowering customers through expanded digital options and improved service.
•Engaging with key stakeholders to strengthen resource adequacy, power economic development, and support the growth and success of the regions we serve.

This strategy supports our mission to provide safe, affordable, reliable and sustainable energy to our customers and competitive, long-term returns to shareowners.

Financial and Operational Developments

(PPL)

RIE Transition Services Agreement Completion

In connection with the acquisition of RIE in 2022, National Grid USA Service Company, Inc., National Grid U.S. and Narragansett Electric entered into a transition services agreement (TSA), pursuant to which the National Grid entities agreed to provide certain transition services to Narragansett Electric to facilitate the transition of the operation of Narragansett Electric to PPL following the acquisition. The TSA was for an initial two-year term and was completed in the third quarter of 2024. TSA costs of $137 million, $228 million, and $123 million were incurred for the years ended December 31, 2024, 2023, and 2022.

Transfer of Certain Credits under the Inflation Reduction Act

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

(PPL, LG&E and KU)

Environmental Considerations for Coal-Fired Generation

The businesses of LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, and ELGs. See Notes 7, 12 and 18 to the Financial Statements for a discussion of these significant environmental matters. These and other environmental requirements led PPL, LG&E and KU to retire approximately 1,500 MW of coal-fired generating plants in Kentucky since 2010. As part of the long-term generation planning process, LG&E and KU evaluate a range of factors including the impact of potential stricter environmental regulations, fuel price scenarios, the cost of replacement generation, continued operations and major maintenance costs and the risk of major equipment failures in determining when to retire generation assets.

As a result of environmental requirements and aging infrastructure, LG&E has sought and obtained approval to retire two older coal-fired units at the Mill Creek Plant. Mill Creek Unit 1, with 300 MW of capacity, was retired in 2024. Mill Creek Unit 2, with 297 MW of capacity, is expected to be retired in 2027, subject to certain conditions.

On October 4, 2024, LG&E submitted an application related to the retirement of Mill Creek Unit 1, which occurred on December 31, 2024, requesting recovery of associated costs under the RAR rider. On October 28, 2024, the KPSC issued an order to establish a procedural schedule regarding its investigation of the reasonableness of the proposed tariff. The KPSC intends to rule on the matter by February 28, 2025. See Note 7 to the Financial Statements for additional information on the Mill Creek Unit 1 RAR rider application.

FERC Transmission Rate Filing

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going waivers and credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the U.S. Court of Appeals - D.C. Circuit (D.C. Circuit Court of Appeals) regarding the FERC's orders on the elimination of the mitigation and required transition mechanism. In August 2022, the D.C. Circuit Court of Appeals issued an order remanding the proceedings back to the FERC. On May 18, 2023, the FERC issued an order on remand reversing its 2019 decision and requiring LG&E and KU to refund credits previously withheld, including under such transition mechanism. LG&E and KU filed a petition for review of the FERC's May 18, 2023 order with the D.C. Circuit Court of Appeals and provided refunds in accordance with the FERC order on December 1, 2023. The FERC issued an order on LG&E's and KU's compliance filing on November 16, 2023, and LG&E and KU filed a petition for review of this November 16, 2023 order on February 14, 2024. The FERC issued the substantive order on rehearing on March 21, 2024, reaffirming its prior decision. Oral argument before the D.C. Circuit Court of Appeals occurred on January 21, 2025. LG&E and KU cannot predict the ultimate outcome of the proceedings or any other post decision process but do not expect the annual impact to have a material effect on their operations or financial condition. LG&E and KU currently receive recovery of certain waivers and credits primarily through base rates increases, provided, however, that increases associated with the FERC's May 18, 2023 order are expected to be subject to future rate proceedings.

(PPL)

FY 2026 Gas ISR Plan

On December 31, 2024, RIE filed its FY 2026 Gas ISR Plan with the RIPUC with a budget that includes $187 million of capital investment spend and up to $15 million of additional contingency plan spend in connection with the PHMSA's potential enactment of regulations during FY 2026 that, if enacted, would significantly alter RIE's leak detection and repair obligations under federal regulations. The Plan also includes proposed spending on curb-to-curb paving of $22 million. A decision from the RIPUC on the Plan is expected by March 31, 2025. RIE cannot predict the outcome of this matter.

FY 2026 Electric ISR Plan

On December 23, 2024, RIE filed its FY 2026 Electric ISR Plan with the RIPUC with a budget that includes $160 million of capital investment spend, $14 million of vegetation operation and maintenance (O&M) expense spend and $1 million of Other O&M spend. In addition, the FY 2026 Electric ISR Plan includes $88 million of capital investment spend for Advanced Metering Functionality (AMF) which, together with the $160 million of capital investment spend, results in total capital investment spend of $248 million. A decision from the RIPUC is expected by March 31, 2025. RIE cannot predict the outcome of this matter.

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

On September 27, 2023, the RIPUC unanimously approved RIE to deploy an AMF-based metering system for the electric distribution business. RIE is authorized to seek recovery of the approved capital investment through the ISR process with an overall multi-year cap on recovery at approximately $153 million, subject to certain terms, conditions and limitations with respect to the potential offsets and recoverability of certain costs. RIE is required to continue spending even if above the recovery cap, until it achieves the functionalities outlined in the AMF Business Case. RIE filed with the RIPUC for approval of (i) an updated electric Service Quality Plan on December 27, 2023, (ii) additional compliance tariff provisions regarding recovery and updated cost schedules to reflect the RIPUC's decision on December 22, 2023, and (iii) electric and gas tariff advice filings for RIPUC Automatic Meter Reading/AMF meter opt-out tariff provision on September 19, 2024. The RIPUC approved RIE’s revised service quality metrics with certain modifications on August 1, 2024 and October 30, 2024. In addition, the RIPUC approved RIE’s AMR/AMF opt-out tariff provisions for electric and natural gas with modifications on December 19, 2024 for effect January 1, 2025, and approved the proposed updated fees to be assessed at the start of the AMF roll-out. On January 7, 2025, RIE filed compliance tariffs to reflect the RIPUC’s ruling, which they approved at their January 23, 2025 Open Meeting.

Rate Case Proceedings (KU)

On April 30, 2024, KU filed a request with the VSCC for an annual increase in Virginia base electricity rates of approximately $9 million. KU's request is based on an authorized 10.5% return on equity. Subject to regulatory review and approval, new rates would become effective February 1, 2025. On November 6, 2024, KU and VSCC Staff filed a stipulation to resolve the proceeding, with a proposed annual rate increase amount of $8 million and annual authorized returns on equity in a range from 9.5% to 10.5% for various tariff purposes, with no objection from the Office of the Attorney General. A public hearing on the matter was held on November 13, 2024. On December 10, 2024, the Hearing Examiner issued an alternative recommendation to approve the stipulation with a nonmaterial adjustment to the revenue requirement. All parties filed letters in support of the Hearing Examiner’s alternative recommendation. On January 28, 2025, the VSCC issued an order approving the stipulation, including the adjustment recommended by the Hearing Examiner, and the resulting new rates went into effect on February 1, 2025.

DSIC Petition (PPL and PPL Electric)

On April 26, 2024, PPL Electric filed a Petition with the PAPUC requesting that the PAPUC waive PPL Electric's DSIC cap of 5% of billed revenues and increase the maximum allowable DSIC to 9% for bills rendered on or after January 1, 2025. On November 21, 2024, the Administrative Law Judge in the proceeding issued a Recommended Decision recommending the denial of PPL Electric’s DSIC Cap Waiver Petition. PPL Electric filed exceptions to the Recommended Decision on December 11, 2024. Several of the other parties filed Reply Exceptions on December 23, 2024. The Administrative Law Judge's Recommended Decision and the Exceptions and Reply Exceptions are currently before the PAPUC for a final order. PPL Electric cannot predict the timing or outcome of that decision.

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

Artificial Intelligence (AI) Governance (All Registrants)

To leverage potential benefits of AI, PPL management has established an AI Governance committee, with oversight from the Chief Technology and Innovation Officer and the Chief Legal Officer, which assesses benefits and risks associated with AI. The governance committee is a cross-functional team with leadership representation from Technology, Security, Audit, Legal, Operations, Human Resources and Data and AI. The governance committee reviews potential AI solutions using an intake process which involves risk and benefit assessment, data security and privacy considerations, and ensures that all solutions are compliant with PPL technology and security standards.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing 2024 with 2023. The "Segment Earnings" discussions provide a review of results by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

(PPL Electric, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing 2024 with 2023. The results of operations section for PPL Electric, LG&E and KU is presented in a reduced disclosure format in accordance with General Instructions (I)(2)(a) of Form 10-K.

PPL: Statement of Income Analysis and Segment Earnings

Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2024	2023	2024 vs. 2023
Operating Revenues	$8,462	$8,312	$150
Operating Expenses
Operation
Fuel	783	733	50
Energy purchases	1,679	1,841	(162)
Other operation and maintenance	2,607	2,462	145
Depreciation	1,279	1,254	25
Taxes, other than income	374	392	(18)
Total Operating Expenses	6,722	6,682	40
Operating Income	1,740	1,630	110
Other Income (Expense) - net	114	(40)	154
Interest Expense	738	666	72
Income Before Income Taxes	1,116	924	192
Income Taxes	228	184	44
Net Income (Loss)	$888	$740	$148

Operating Revenues

The increase (decrease) in operating revenues was due to:

2024 vs. 2023
PPL Electric distribution price (a)	$69
PPL Electric distribution volume (b)	39
PPL Electric PLR (c)	(291)
PPL Electric transmission formula rate (d)	48
LG&E volumes (b)	35
LG&E ECR mechanism (e)	(18)
KU volumes (b)	39
KU fuel and other energy purchases (f)	20
RIE energy purchases and other recoveries (g)	(24)
RIE net metering presentation (h)	175
RIE capital investment	29
Other	29
Total	$150

(a)The increase was primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)    The increases were primarily due to weather, along with other higher usage in 2024 at PPL Electric.
(c)    The decrease was primarily the result of lower energy prices and fewer PLR customers, partially offset by higher customer volumes due to weather and other higher usage.
(d)    The increase was primarily due to returns on additional transmission capital investments, returns of depreciation and operation and maintenance expenses and delayed implementation of moving to a calendar year rate in 2023, partially offset by the prior year point to point border rate settlement variance.
(e)    The decrease was primarily due to lower ECR expenses.
(f)    The increase was primarily due to higher recoveries of fuel expenses.
(g)    The decrease was primarily due to lower recoveries of commodity costs and pension expenses, partially offset by higher recoveries of gas related maintenance expenses.
(h)    In conjunction with the completion of the transition services agreement associated with the RIE acquisition, PPL conformed the presentation of RIE’s net metering charges with the presentation of the other operating companies, resulting in an increase in Operating Revenues and a corresponding increase in Energy purchases. See Note 3 to the Financial Statements for additional information.

Fuel

Fuel expense increased $50 million in 2024 compared with 2023, primarily due to an increase of $22 million at LG&E primarily due to an increase in commodity costs and an increase in volumes due to weather of $37 million at KU, partially offset by a decrease in commodity costs of $8 million at KU.

Energy Purchases

The increase (decrease) in energy purchases was due to:

2024 vs. 2023
PPL Electric PLR volumes	$(13)
PPL Electric PLR prices	(259)
LG&E commodity costs	(17)
RIE commodity costs	(51)
RIE net metering presentation (a)	175
Other	3
Total	$(162)

(a)    In conjunction with the completion of the transition services agreement associated with the RIE acquisition, PPL conformed the presentation of RIE’s net metering charges with the presentation of the other operating companies, resulting in an increase in Operating Revenues and a corresponding increase in Energy purchases. See Note 3 to the Financial Statements for additional information.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

2024 vs. 2023
PPL Electric storm expenses	$52
PPL Electric vegetation management expenses	20
PPL Electric Act 129	19
PPL Electric DER projects impairment (a)	21
LG&E ECR expenses	(17)
RIE gas maintenance expenses	46
RIE pension expenses	(24)
RIE bad debt expenses	18
Transition costs associated with RIE	45
Other	(35)
Total	$145

(a)    Impairment of DER project costs associated with a pilot solar program for which PPL will not seek regulatory recovery.

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net was due to:

2024 vs. 2023
AFUDC - equity component	$17
Talen litigation (a)	122
Other	15
Total	$154

(a)PPL incurred legal expenses in 2023 related to litigation associated with its former affiliate, Talen Montana, LLC, and certain affiliated entities (collectively, Talen), which was settled in December 2023.

Interest Expense

The increase (decrease) in interest expense was due to:

2024 vs. 2023
Long-term debt (a)	$78
Other	(6)
Total	$72

(a)    The increase was primarily due to increased borrowings. See Note 8 to the Financial Statements for additional information.

Income Taxes

The increase (decrease) in income taxes was due to:

2024 vs. 2023
Change in pre-tax income	$48
Valuation allowance adjustments	(10)
Income tax credits (a)	14
Utility rate-making tax adjustments (b)	(11)
Other	3
Total	$44

(a)    In addition to credits internally generated, in 2023, PPL purchased approximately $300 million of renewable tax credits, as allowed by the IRA. PPL recorded a current tax benefit and a deferred tax expense for the utilization of approximately $250 million of the credits in 2023 and prior years, per the three-year carry-back rule.
(b)Primarily consists of tax impacts of AFUDC equity and related depreciation across PPL utilities and flow through tax impacts. Flow through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

See Note 6 to the Financial Statements for additional information on income taxes.

Segment Earnings

PPL's Net Income (Loss) by reportable segments was as follows:

			Change
	2024	2023	2024 vs. 2023
Kentucky Regulated	$620	$552	$68
Pennsylvania Regulated	574	519	55
Rhode Island Regulated	109	96	13
Corporate and Other (a)	(415)	(427)	12
Net Income (Loss)	$888	$740	$148

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
•    Other charges or credits that are, in management's view, non-recurring or otherwise not reflective of the company's ongoing operations.

PPL's Earnings from Ongoing Operations by reportable segment were as follows:

			Change
	2024	2023	2024 vs. 2023
Kentucky Regulated	$624	$564	$60
Pennsylvania Regulated	607	548	59
Rhode Island Regulated	155	152	3
Corporate and Other	(136)	(81)	(55)
Earnings from Ongoing Operations	$1,250	$1,183	$67

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LG&E's and KU's regulated electricity generation, transmission and distribution operations, as well as LG&E's regulated distribution and sale of natural gas.

Net Income and Earnings from Ongoing Operations include the following results:

			Change
	2024	2023	2024 vs. 2023
Operating Revenues	$3,562	$3,452	$110
Fuel	783	733	50
Energy purchases	176	192	(16)
Other operation and maintenance	803	826	(23)
Depreciation	710	696	14
Taxes, other than income	99	93	6
Total Operating Expenses	2,571	2,540	31
Other Income (Expense) - net	29	12	17
Interest Expense	240	235	5
Income Taxes	160	137	23
Net Income	620	552	68
Less: Special Items	(4)	(12)	8
Earnings from Ongoing Operations	$624	$564	$60

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations:

	Income Statement Line Item	2024	2023
Strategic corporate initiatives, net of tax of $0, $0 (a)	Other operation and maintenance	$(1)	$(1)
FERC transmission credit refund, net of tax of $2 (b)	Other operation and maintenance	—	(6)
FERC transmission credit refund, net of tax of $0 (b)	Operating Revenues	1	—
Unbilled revenue estimate adjustment, net of tax of $2 (c)	Operating Revenues	—	(5)
ECR beneficial reuse transition adjustment, net of tax of $2 (d)	Operating Revenues	(4)	—
Total		$(4)	$(12)

(a)Costs incurred related to PPL's corporate centralization efforts.
(b)Prior period impact related to a FERC refund order.
(c)Prior period impact of a methodology change in determining unbilled revenues.
(d)Prior period impact for an ECR mechanism revenue adjustment related to a KPSC order.

The changes in the components of the Kentucky Regulated segment's results between these periods were due to the factors set forth below, which exclude the items that management considers special.

2024 vs. 2023
Operating Revenues	$107
Fuel	(50)
Energy purchases	16
Other operation and maintenance	16
Depreciation	(14)
Taxes, other than income	(6)
Other Income (Expense) - net	17
Interest Expense	(5)
Income Taxes	(21)
Earnings from Ongoing Operations	60
Special Items, after-tax	8
Net Income	$68

•Higher operating revenues in 2024 compared to 2023, primarily due to a $74 million increase in sales volumes due to weather and a $29 million increase in recoveries of fuel and energy purchases.

•Higher fuel expense in 2024 compared to 2023, primarily due to a $34 million increase in volumes primarily due to weather and a $16 million increase in commodity costs.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

Net Income and Earnings from Ongoing Operations include the following results:

			Change
	2024	2023	2024 vs. 2023
Operating Revenues	$2,876	$3,008	$(132)
Energy purchases	721	992	(271)
Other operation and maintenance	705	605	100
Depreciation	401	397	4
Taxes, other than income	131	143	(12)
Total Operating Expenses	1,958	2,137	(179)
Other Income (Expense) - net	45	39	6
Interest Income from Affiliate	33	—	33
Interest Expense	246	223	23
Income Taxes	176	168	8
Net Income	574	519	55
Less: Special Items	(33)	(29)	(4)
Earnings from Ongoing Operations	$607	$548	$59

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations:

	Income Statement Line Item	2024	2023
PPL Electric billing issue, net of tax of $5, $10 (a)	Other operation and maintenance	$(13)	$(23)
PPL Electric billing issue, net of tax of $0 (a)	Other Income (Expense) - net	—	(1)
Strategic corporate initiatives, net of tax of $2, $1 (b)	Other operation and maintenance	(5)	(2)
Other non-recurring charges, net of tax of $1 (c)	Other operation and maintenance	—	(3)
DER projects impairment, net of tax of $6 (d)	Other operation and maintenance	(15)	—
Total		$(33)	$(29)

(a)Certain expenses related to billing issues. See Note 7 to the Financial Statements for additional information.

(b)Costs incurred related to PPL's corporate centralization efforts.
(c)Certain expenses associated with a litigation settlement.
(d)Impairment of DER project costs associated with a pilot solar program for which PPL will not seek regulatory recovery.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

2024 vs. 2023
Operating Revenues	$(132)
Energy purchases	271
Other operation and maintenance	(96)
Depreciation	(4)
Taxes, other than income	12
Other Income (Expense) - net	5
Interest Income from Affiliate	33
Interest Expense	(23)
Income Taxes	(7)
Earnings from Ongoing Operations	59
Special Items, after-tax	(4)
Net Income	$55

•Lower operating revenues in 2024 compared to 2023, primarily due to $291 million of lower PLR, partially offset by a $69 million increase in distribution prices, a $48 million increase in transmission formula rate returns and a $39 million increase in distribution volumes primarily due to weather and higher usage.

•Lower energy purchases in 2024 compared to 2023, primarily due to $259 million of lower PLR prices and $13 million of lower PLR volumes.

•Higher operation and maintenance expense in 2024 compared to 2023, primarily due to a $52 million increase in storm expenses, a $20 million increase in vegetation management expenses and a $19 million increase in Act 129 related expenses.

•Higher interest income from affiliate in 2024 compared to 2023, primarily due to interest income on a short-term note receivable with an affiliated company.

•Higher interest expense in 2024 compared to 2023, primarily due to $43 million related to increased long-term debt borrowings, partially offset by $11 million related to the redemption of floating rate first mortgage bonds in March 2023.

Rhode Island Regulated Segment

The Rhode Island Regulated segment consists primarily of the regulated electricity transmission and distribution operations and regulated distribution and sale of natural gas conducted by RIE.

Net Income and Earnings from Ongoing Operations include the following results:

			Change
	2024	2023	2024 vs. 2023
Operating Revenues	$2,024	$1,851	$173
Energy purchases	782	658	124
Other operation and maintenance	731	705	26
Depreciation	165	156	9
Taxes, other than income	144	156	(12)
Total Operating Expenses	1,822	1,675	147
Other Income (Expense) - net	24	19	5
Interest Expense	95	83	12
Income Taxes	22	16	6
Net Income	109	96	13
Less: Special Items	(46)	(56)	10
Earnings from Ongoing Operations	$155	$152	$3

The following after-tax gains (losses), which management considers special items, impacted the Rhode Island Regulated segment's results and are excluded from Earnings from Ongoing Operations:

	Income Statement Line Item	2024	2023
Acquisition integration, net of tax of $13, $17 (a)	Other operation and maintenance	$(45)	$(65)
Acquisition integration, net of tax of $0	Other Income (Expense) - net	(1)	—
Acquisition integration, net of tax of ($2) (b)	Operating Revenues	—	8
Acquisition integration, net of tax of ($1)	Depreciation	—	2
Acquisition integration, net of tax of $0	Interest Expense	—	(1)
Total		$(46)	$(56)

(a)Primarily includes certain transition services agreement costs for IT systems that will not be part of PPL's ongoing operations.
(b)Prior period impact of a methodology change for Infrastructure, Safety, and Reliability revenues.

The changes in the components of the Rhode Island Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

2024 vs. 2023
Operating Revenues	$183
Energy purchases	(124)
Other operation and maintenance	(50)
Depreciation	(7)
Taxes, other than income	12
Other Income (Expense) - net	6
Interest Expense	(13)
Income Taxes	(4)
Earnings from Ongoing Operations	3
Special Items, after-tax	10
Net Income	$13

•Higher operating revenues in 2024 compared to 2023, primarily due to a $175 million increase due to the effects of conforming the presentation of RIE's net metering charges to that of PPL's other operating utilities beginning in 2024, a $46 million increase in recovery of gas maintenance related expenses, a $29 million increase related to capital investments, a $12 million increase related to recovery of transmission expenses and a $15 million increase of other items that were not individually significant, partially offset by a $51 million decrease in recovery of commodity costs, a $24 million decrease in recovery of pension expenses, a $14 million decrease in recovery of gross earnings taxes and a $10 million decrease related to ISR adjustments.

•Higher energy purchases in 2024 compared to 2023, primarily due to a $175 million increase related to the effects of conforming the presentation of RIE's net metering charges to that of PPL's other operating utilities beginning in 2024, partially offset by a $51 million decrease in commodity costs.

•Higher operation and maintenance expense in 2024 compared to 2023, primarily due to a $46 million increase in gas maintenance related expenses, an $18 million increase in bad debt expenses and a $12 million increase in transmission expenses, partially offset by a $24 million decrease in pension expenses.

•Lower taxes, other than income in 2024 compared to 2023, primarily due to a decrease in gross earnings taxes.

•Higher interest expense in 2024 compared to 2023, primarily due to increased borrowings.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations, and a reconciliation to PPL's "Net Income" for the years ended December 31.

	2024
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$620	$574	$109	$(415)	$888
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of $1 (a)	—	—	—	(2)	(2)
Strategic corporate initiatives, net of tax of $0, $2, $2 (b)	(1)	(5)	—	(5)	(11)
Acquisition integration, net of tax of $13, $66 (c)	—	—	(46)	(250)	(296)
PPL Electric billing issue, net of tax of $5 (d)	—	(13)	—	—	(13)
FERC transmission credit refund, net of tax of $0 (e)	1	—	—	—	1
ECR beneficial reuse transition adjustment, net of tax of $2 (f)	(4)	—	—	—	(4)
DER projects impairment, net of tax of $6 (g)	—	(15)	—	—	(15)
IT transformation, net of tax of $5 (h)	—	—	—	(22)	(22)
Total Special Items	(4)	(33)	(46)	(279)	(362)
Earnings from Ongoing Operations	$624	$607	$155	$(136)	$1,250

(a)PPL incurred legal expenses related to litigation associated with its former affiliate, Talen Montana, LLC and certain affiliated entities.
(b)Represents costs primarily related to PPL's centralization and other strategic efforts.
(c)Rhode Island Regulated primarily includes certain transition services agreement costs for IT systems that will not be part of PPL's ongoing operations. Corporate and Other primarily includes integration and related costs associated with the acquisition of RIE.
(d)Certain expenses related to billing issues. See Note 7 to the Financial Statements for additional information.
(e)Prior period impact related to a FERC refund order.
(f)Prior period impact for an ECR mechanism revenue adjustment related to a KPSC order.
(g)Impairment of DER project costs associated with a pilot solar program for which PPL will not seek regulatory recovery.
(h)Costs associated with PPL’s restructuring and rebuilding of its IT infrastructure, organization and systems.

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

(a)PPL incurred legal expenses related to litigation and settlement with its former affiliate, Talen Montana, LLC and certain affiliated entities.
(b)Costs incurred primarily in connection with corporate centralization efforts.
(c)Rhode Island Regulated includes costs incurred primarily related to certain transition services agreement costs for IT systems that will not be part of PPL’s ongoing operations. Corporate and Other primarily includes integration and related costs associated with the acquisition of RIE.
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

PPL Electric: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2024	2023	2024 vs. 2023
Operating Revenues	$2,876	$3,008	$(132)
Operating Expenses
Operation
Energy purchases	721	992	(271)
Other operation and maintenance	705	605	100
Depreciation	401	397	4
Taxes, other than income	131	143	(12)
Total Operating Expenses	1,958	2,137	(179)
Operating Income	918	871	47
Other Income (Expense) - net	45	39	6
Interest Income from Affiliate	33	—	33
Interest Expense	246	223	23
Income Before Income Taxes	750	687	63
Income Taxes	176	168	8
Net Income	$574	$519	$55

Operating Revenues

The increase (decrease) in operating revenues was due to:

2024 vs. 2023
Distribution price (a)	$69
Distribution volume (b)	39
PLR (c)	(291)
Transmission formula rate (d)	48
Other	3
Total	$(132)

(a)The increase was primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)The increase was primarily due to weather, along with other higher usage in 2024.
(c)The decrease was primarily the result of lower energy prices and fewer PLR customers, partially offset by higher customer volumes due to weather and other higher usage.
(d)The increase was primarily due to returns on additional transmission capital investments, returns of depreciation and operation and maintenance expenses and delayed implementation of moving to a calendar year rate in 2023, partially offset by the prior year point to point border rate settlement variance.

Energy Purchases

Energy purchases decreased $271 million in 2024 compared with 2023, primarily due to lower PLR prices of $259 million and lower PLR volumes of $13 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

2024 vs. 2023
Vegetation management expenses	$20
Storm expenses	52
Act 129	19
DER projects impairment (a)	21
Other	(12)
Total	$100

(a)    Impairment of DER project costs associated with a pilot solar program for which PPL will not seek regulatory recovery.

Interest Income from Affiliate

Interest income from affiliate increased $33 million in 2024 compared with 2023, primarily due to interest income on a short-term note receivable with an affiliated company.

Interest Expense

Interest expense increased $23 million in 2024 compared with 2023, primarily due to $43 million related to increased long-term debt borrowings, partially offset by $11 million related to the redemption of floating rate first mortgage bonds in March 2023.

LG&E: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2024	2023	2024 vs. 2023
Operating Revenues
Retail and wholesale	$1,617	$1,580	$37
Electric revenue from affiliate	31	33	(2)
Total Operating Revenues	1,648	1,613	35
Operating Expenses
Operation
Fuel	308	286	22
Energy purchases	151	168	(17)
Energy purchases from affiliates	20	12	8
Other operation and maintenance	349	364	(15)
Depreciation	305	302	3
Taxes, other than income	49	48	1
Total Operating Expenses	1,182	1,180	2
Operating Income	466	433	33
Other Income (Expense) - net	12	3	9
Interest Income from Affiliates	1	1	—
Interest Expense	105	102	3
Income Before Income Taxes	374	335	39
Income Taxes	77	69	8
Net Income	$297	$266	$31

Operating Revenues

The increase (decrease) in operating revenues was due to:

2024 vs. 2023
Fuel and other energy purchases (a)	$7
Volumes (b)	35
ECR (c)	(18)
Other	11
Total	$35

(a)The increase was primarily due to higher recoveries of fuel expenses, partially offset by lower recoveries of energy purchases.
(b)The increase was primarily due to weather.
(c)The decrease was primarily due to lower ECR expenses.

Fuel

Fuel expense increased $22 million in 2024 compared with 2023, primarily due to an increase in commodity costs.

Energy Purchases

Energy purchases decreased $17 million in 2024 compared with 2023, primarily due to a decrease in commodity costs.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

2024 vs. 2023
ECR expenses	$(17)
Other	2
Total	$(15)

KU: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2024	2023	2024 vs. 2023
Operating Revenues
Retail and wholesale	$1,944	$1,872	$72
Electric revenue from affiliate	20	12	8
Total Operating Revenues	1,964	1,884	80
Operating Expenses
Operation
Fuel	476	447	29
Energy purchases	25	24	1
Energy purchases from affiliates	31	33	(2)
Other operation and maintenance	413	427	(14)
Depreciation	403	392	11
Taxes, other than income	49	45	4
Total Operating Expenses	1,397	1,368	29
Operating Income	567	516	51
Other Income (Expense) - net	15	8	7
Interest Expense	137	134	3
Interest Expense from Affiliate	—	1	(1)
Income Before Income Taxes	445	389	56
Income Taxes	89	77	12
Net Income	$356	$312	$44

Operating Revenues

The increase (decrease) in operating revenues was due to:

2024 vs. 2023
Fuel and other energy purchases (a)	$28
Volumes (b)	39
ECR	(8)
Demand	8
Other	13
Total	$80

(a)The increase was primarily due to higher recoveries of fuel expenses.
(b)The increase was primarily due to weather.

Fuel

Fuel expense increased $29 million in 2024 compared with 2023, primarily due to a $37 million increase in volumes due to weather, partially offset by an $8 million decrease in commodity costs.

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

The Registrants had the following at:

	PPL	PPL Electric	LG&E	KU
December 31, 2024
Cash and cash equivalents	$306	$24	$8	$13
Short-term debt	303	—	25	140
Long-term debt due within one year	551	—	300	250
Notes payable with affiliates		—	43	73

December 31, 2023
Cash and cash equivalents	$331	$51	$18	$14
Short-term debt	992	509	—	93
Long-term debt due within one year	1	—	—	—
Notes payable with affiliates		—	—	—

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

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the years ended December 31 and the changes between periods were as follows:

	PPL	PPL Electric	LG&E	KU
2024
Operating activities	$2,340	$1,042	$554	$723
Investing activities	(2,818)	(1,455)	(444)	(643)
Financing activities	435	386	(130)	(89)

2023
Operating activities	$1,758	$912	$609	$647
Investing activities	(2,383)	(958)	(378)	(566)
Financing activities	650	72	(280)	(64)

2024 vs. 2023 Change
Operating activities	$582	$130	$(55)	$76
Investing activities	(435)	(497)	(66)	(77)
Financing activities	(215)	314	150	(25)

Operating Activities

The components of the change in cash provided by (used in) operating activities were as follows:

	PPL	PPL Electric	LG&E	KU
2024 vs. 2023
Change - Cash Provided (Used):
Net income	$148	$55	$31	$44
Non-cash components	(78)	119	26	5
Working capital	132	(22)	(103)	20
Defined benefit plan funding	3	5	(1)	—
Other operating activities	377	(27)	(8)	7
Total	$582	$130	$(55)	$76

(PPL)

PPL cash provided by operating activities in 2024 increased $582 million compared with 2023.
•Net income increased $148 million and included a decrease in net non-cash charges of $78 million. The decrease in non-cash components was primarily due to an increase in deferred income taxes and investment tax credits (primarily due to book versus tax plant timing differences).

•The $132 million increase in cash from changes in working capital was primarily due to a decrease in accounts receivable (primarily due to timing of payments), partially offset by an increase in unbilled revenues (primarily due to weather) and an increase in other current liabilities.

•The $377 million increase in cash provided by other operating activities was driven by an increase in non-current liabilities (primarily related to the purchase of renewable tax credits in the prior year).

(PPL Electric)

PPL Electric's cash provided by operating activities in 2024 increased $130 million compared with 2023.
•Net income increased $55 million and included an increase in non-cash components of $119 million. The increase in non-cash components was primarily due to an increase in deferred income taxes and investment tax credits (primarily due to book versus tax plant timing differences).

•The $22 million decrease in cash from changes in working capital was primarily due to an increase in unbilled revenues (primarily due to weather), an increase in prepayments (primarily due to timing of payments), an increase in net regulatory assets (primarily due to the timing of rate recovery mechanisms) and a decrease in taxes payable (primarily due to timing of payments), partially offset by a decrease in accounts receivable (primarily due to timing of payments) and an increase in accounts payable (primarily due to timing of payments).

•The $27 million decrease in cash provided by other operating activities was driven primarily by an increase in noncurrent regulatory assets (primarily related to deferred storm costs recorded as noncurrent regulatory assets).

(LG&E)

LG&E's cash provided by operating activities in 2024 decreased $55 million compared with 2023.
•Net income increased $31 million and included an increase in non-cash components of $26 million. The increase in non-cash components was primarily due to a decrease in deferred income taxes and investment tax credits (primarily due to book versus tax plant timing differences).

•The $103 million decrease in cash from changes in working capital was primarily due to increases in accounts receivable and unbilled revenues (primarily due to weather), an increase in fuel, materials and supplies (primarily due to lower commodity costs in the prior year), an increase in accounts receivable from affiliates (primarily due to timing of payments) and an increase in net regulatory assets (primarily due to the timing of rate recovery mechanisms), partially offset by increases in accounts payable and accounts payable to affiliates (primarily due to timing of payments).

(KU)

KU's cash provided by operating activities in 2024 increased $76 million compared with 2023.
•Net income increased $44 million and included an increase in non-cash components of $5 million. The increase in non-cash components was primarily due to an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements), partially offset by a decrease in deferred income taxes and investment tax credits (primarily due to book versus tax plant timing differences).

•The $20 million increase in cash from changes in working capital was primarily due to an increase in accounts payable to affiliates (primarily due to timing of payments) and a decrease in fuel, materials and supplies (primarily due to weather), partially offset by increases in accounts receivable and unbilled revenues (primarily due to weather).

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities were as follows:

	PPL	PPL Electric	LG&E	KU
2024 vs. 2023
Change - Cash Provided (Used):
Expenditures for PP&E	$(415)	$(273)	$(66)	$(71)
Notes receivable from affiliate	—	(222)	—	—
Other investing activities	(20)	(2)	—	(6)
Total	$(435)	$(497)	$(66)	$(77)

For PPL, the increase in expenditures for PP&E was primarily due to an increase in project expenditures at PPL Electric, LG&E and KU. The increase in expenditures at PPL Electric was primarily due to increases in transmission and distribution projects. The increase in expenditures at LG&E and KU was primarily due to Mill Creek Unit 5 and increases in the Advanced Metering Infrastructure initiative.

See "Forecasted Uses of Cash" for detail regarding projected capital expenditures for the years 2025 through 2027.

For PPL Electric, the changes in "Notes receivable from affiliate" activity resulted from payments received on the short-term note between affiliates in 2022, issued to support general corporate purposes. See Note 13 to the Financial Statements for further discussion of intercompany borrowings.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities were as follows:

	PPL	PPL Electric	LG&E	KU
2024 vs. 2023
Change - Cash Provided (Used):
Long-term debt issuance/retirement, net	$496	$560	$(164)	$(146)
Dividends	(43)	(52)	(21)	(42)
Capital contributions/distributions, net	—	672	83	31
Changes in net short-term debt	(696)	(873)	204	55
Note payable with affiliate	—	—	43	73
Other financing activities	28	7	5	4
Total	$(215)	$314	$150	$(25)

(All Registrants)

See Note 8 to the Financial Statements in this Form 10-K for information on 2024 activity.

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

Long-term Debt and Equity Securities

Long-term debt and equity securities activity for 2024 included:

	Debt		Stock
	Issuances (a)	Retirements	Issuances (b)	Repurchases
Cash Flow Impact:
PPL	$1,894	$—	$9	$—
PPL Electric	649	—	—	—
LG&E	—	—	—	—
KU	—	—	—	—

(a)Issuances are net of pricing discounts, where applicable, and exclude the impact of debt issuance costs. Includes debt issuances with affiliates.
(b)Includes issuances of common stock and treasury stock, which are included in "Other financing activities" on the Statements of Cash Flows.

See Note 8 to the Financial Statements for additional long-term debt information.

Forecasted Sources of Cash

(All Registrants)

The Registrants expect to continue to have adequate liquidity available from operating cash flows, cash and cash equivalents, credit facilities, commercial paper issuances and debt, hybrid, and equity issuances to meet their requirements with respect to their contractual obligations and anticipated capital expenditures. Equity capital for PPL can be provided from any combination of issuances from at the market stock plans, private placements, or public offerings. Additionally, subject to market conditions, the Registrants and their subsidiaries may access the capital markets, and PPL Electric, LG&E and KU anticipate receiving equity contributions from their parent or member in 2025, which are expected to be used to fund capital expenditures and for other general corporate purposes.

PPL Electric, LG&E and KU plan to obtain the funds to meet their future capital needs from sources similar to those they used in the past, which were primarily from operating cash flows, external securities issuances, borrowings from financial institutions, and equity contributions from PPL. Operating cash flows provide a substantial portion of these subsidiary Registrants' cash needs.

The amount, type, and timing of any financings in 2025, as well as in subsequent years, will be contingent on investment opportunities and the Registrants' capital requirements and will depend upon prevailing market conditions, regulatory approvals as applicable for the subsidiary Registrants, and other factors.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At December 31, 2024, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (f)	Unused Capacity
PPL Capital Funding Credit Facilities (a)	$1,350	$—	$138	$1,212
PPL Electric Credit Facilities (b)	650	—	1	649
LG&E Credit Facilities (c)	500	—	25	475
KU Credit Facilities (c)	400	—	140	260
Total Credit Facilities (d) (e)	$2,900	$—	$304	$2,596

(a)Includes a $1.25 billion syndicated credit facility with a $250 million borrowing sublimit for RIE and a $1 billion sublimit for PPL Capital Funding at December 31, 2024. RIE’s borrowing sublimit is adjustable, at the borrowers’ option, from $0 to $600 million, with the remaining balance of the $1.25 billion available under the facility allocated to PPL Capital Funding. At December 31, 2024, PPL Capital Funding had $138 million of commercial paper outstanding and RIE had no commercial paper outstanding. On January 2, 2025, the capacity of the PPL Capital Funding syndicated credit facility was increased to $1.5 billion, with the RIE sublimit remaining $250 million and the PPL Capital Funding sublimit increasing to $1.25 billion. See Note 8 to the Financial Statements for additional information.
(b)On January 2, 2025, the capacity of the PPL Electric credit facility increased to $750 million. See Note 8 to the Financial Statements for additional information.
(c)On January 2, 2025, the capacity of the LG&E and KU credit facilities were each increased to $600 million. See Note 8 to the Financial Statements for additional information.
(d)The syndicated credit facilities and PPL Capital Funding's bilateral facility, each contain a financial covenant requiring debt to total capitalization not to exceed 70% for PPL Capital Funding, RIE, PPL Electric, LG&E and KU, as calculated in accordance with the facility, and other customary covenants.
The commitments under the credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 9%, PPL Electric - 7%, LG&E - 7% and KU - 7%.
(e)Each company pays customary fees under its respective syndicated credit facility. Borrowings generally bear interest at applicable SOFR, plus an applicable margin.
(f)Commercial paper issued reflects the undiscounted face value of the issuance.

In addition to the financial covenants noted in the table above, the credit agreements governing the above credit facilities contain various other covenants. Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements. The Registrants monitor compliance with the covenants on a regular basis. At December 31, 2024, the Registrants were in compliance with these covenants. As of December 31, 2024, the Registrants believe that these covenants and other borrowing conditions will not limit access to these funding sources.

See Note 8 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LG&E and KU)

	Committed Capacity	Borrowed	Commercial Paper Issued	Unused Capacity
LG&E Money Pool (a)	$750	$43	$25	$682
KU Money Pool (a)	650	73	140	437

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

See Note 13 to the Financial Statements for further discussion of intercompany credit facilities.

Commercial Paper (All Registrants)

The Registrants, PPL Capital Funding and RIE maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	December 31, 2024
	Capacity	Commercial Paper Issuances (b)	Unused Capacity
PPL Capital Funding (a)	$1,350	$138	$1,212
Rhode Island Energy (a)	250	—	250
PPL Electric	650	—	650
LG&E	500	25	475
KU	400	140	260
Total PPL	$3,150	$303	$2,847

(a)Issuances under the PPL Capital Funding and RIE commercial paper programs are supported by the PPL Capital Funding syndicated credit facility, which at December 31, 2024, had a total capacity of $1.25 billion, with a $250 million borrowing sublimit for RIE and a $1 billion sublimit for PPL Capital Funding at December 31, 2024. RIE’s borrowing sublimit is adjustable, at the borrowers’ option, from $0 to $600 million, with the remaining balance of the $1.25 billion available under the facility allocated to PPL Capital Funding. On January 2, 2025, the capacity of the PPL Capital Funding syndicated credit facility was increased to $1.5 billion, with the RIE sublimit remaining $250 million and the PPL Capital Funding sublimit increasing to $1.25 billion.
(b)Commercial paper issued reflects the undiscounted face value of the issuance.

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

Capital Expenditures

The table below shows the Registrants' current capital expenditure projections for the years 2025 through 2027. Expenditures for the regulated utilities are expected to be recovered through rates, pending regulatory approval.

		Projected
	Total	2025 (a)	2026	2027
PPL
Generating facilities	$3,875	$975	$1,200	$1,700
Electric distribution facilities	4,925	1,400	1,825	1,700
Gas distribution facilities	1,125	400	350	375
Transmission facilities	4,475	1,300	1,600	1,575
Other	600	250	225	125
Total Capital Expenditures	$15,000	$4,325	$5,200	$5,475

PPL Electric
Electric distribution facilities	$2,525	$650	$975	$900
Transmission facilities	2,550	850	875	825
Total Capital Expenditures	$5,075	$1,500	$1,850	$1,725

		Projected
	Total	2025 (a)	2026	2027
LG&E
Generating facilities	$2,275	$475	$625	$1,175
Electric distribution facilities	600	175	200	225
Gas distribution facilities	400	175	100	125
Transmission facilities	275	75	75	125
Other	300	125	125	50
Total Capital Expenditures	$3,850	$1,025	$1,125	$1,700

KU
Generating facilities	$1,600	$500	$575	$525
Electric distribution facilities	750	225	275	250
Transmission facilities	875	175	350	350
Other	300	125	100	75
Total Capital Expenditures	$3,525	$1,025	$1,300	$1,200

(a)The 2025 total excludes amounts included in accounts payable as of December 31, 2024.

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.

Contractual Obligations

The Registrants have assumed various financial obligations and commitments in the ordinary course of conducting business. At December 31, 2024, estimated contractual cash obligations were as follows:

	Total	2025	2026-2027	2028-2029	After 2029
PPL
Long-term Debt (a)	$16,674	$551	$1,332	$1,466	$13,325
Interest on Long-term Debt (b)	11,001	729	1,375	1,288	7,609
Operating Leases	102	24	30	17	31
Purchase Obligations (c)	4,872	1,479	1,958	702	733
Total Contractual Cash Obligations	$32,649	$2,783	$4,695	$3,473	$21,698

PPL Electric
Long-term Debt (a)	$5,299	$—	$108	$116	$5,075
Interest on Long-term Debt (b)	4,378	246	491	486	3,155
Unconditional Power Purchase Obligations	49	29	20	—	—
Total Contractual Cash Obligations	$9,726	$275	$619	$602	$8,230

LG&E
Long-term Debt (a)	$2,489	$300	$350	$—	$1,839
Interest on Long-term Debt (b)	1,380	100	178	167	935
Operating Leases	17	6	7	3	1
Coal and Natural Gas Purchase Obligations (d)	1,098	327	463	242	66
Unconditional Power Purchase Obligations (e)	306	25	54	50	177
Construction Obligations (f)	251	108	140	2	1
Other Obligations	95	30	58	4	3
Total Contractual Cash Obligations	$5,636	$896	$1,250	$468	$3,022

	Total	2025	2026-2027	2028-2029	After 2029
KU
Long-term Debt (a)	$3,089	$250	$224	$—	$2,615
Interest on Long-term Debt (b)	1,999	130	239	233	1,397
Operating Leases	27	10	11	5	1
Coal and Natural Gas Purchase Obligations (d)	1,076	352	471	211	42
Unconditional Power Purchase Obligations (e)	136	11	24	22	79
Construction Obligations (f)	532	221	307	2	2
Other Obligations	117	46	59	8	4
Total Contractual Cash Obligations	$6,976	$1,020	$1,335	$481	$4,140

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
(c)The amounts include agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Primarily includes, as applicable, the purchase obligations of electricity, coal, natural gas and limestone, as well as certain construction expenditures, which are also included in the Capital Expenditures discussion above.
(d)Represents contracts to purchase coal, natural gas and natural gas transportation. See Note 12 to the Financial Statements for additional information.
(e)Represents future minimum payments under OVEC power purchase agreements through June 2040. See Note 12 to the Financial Statements for additional information.
(f)Represents construction commitments, which are also reflected in the Capital Expenditures table presented above.

Dividends/Distributions

(PPL)

PPL views dividends as an integral component of shareowner return and expects to continue to pay dividends in amounts intended to maintain a capitalization structure that supports investment grade credit ratings. In November 2024, PPL declared its quarterly common stock dividend, payable January 2, 2024, at 25.75 cents per share (equivalent to $1.03 per annum). On February 13, 2025, PPL announced a quarterly common stock dividend of 27.25 cents per share, payable April 1, 2025, to shareowners of record as of March 10, 2025. Future dividends will be declared at the discretion of the Board of Directors and will depend upon future earnings, cash flows, financial and legal requirements and other factors.

Subject to certain exceptions, PPL may not declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067. At December 31, 2024, no interest payments were deferred.

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

The following table sets forth the Registrants' and their subsidiaries' credit ratings for outstanding debt securities or commercial paper programs as of December 31, 2024.

	Senior Unsecured		Senior Secured		Commercial Paper
Issuer	Moody's	S&P	Moody's	S&P	Moody's	S&P
PPL
PPL Capital Funding	Baa1	BBB+			P-2	A-2
Rhode Island Energy	A3	A-			P-2	A-2

PPL and PPL Electric
PPL Electric			A1	A+	P-2	A-1

PPL, LG&E and KU
LG&E			A1	A	P-2	A-2
KU			A1	A	P-2	A-2

Since June 2023, the rating agencies have not taken rating actions related to the Registrants and their subsidiaries.

Ratings Triggers (PPL, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, and interest rate instruments, contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 16 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for derivative contracts in a net liability position at December 31, 2024.

Guarantees for Subsidiaries (PPL)

PPL guarantees certain consolidated affiliate financing arrangements. Some of the guarantees contain financial and other covenants that, if not met, would limit or restrict the consolidated affiliates' access to funds under these financing arrangements, accelerate maturity of such arrangements or limit the consolidated affiliates' ability to enter into certain transactions. At this time, PPL believes that these covenants will not limit access to relevant funding sources. See Note 12 to the Financial Statements for additional information about guarantees.

Other Contingent Obligations (All Registrants)

The Registrants have entered into certain agreements that may contingently require payment to a guaranteed or indemnified party. See Note 12 to the Financial Statements for a discussion of these agreements.

Risk Management

Market Risk

(All Registrants)

See Notes 1, 15 and 16 to the Financial Statements for information about the Registrants' risk management objectives, valuation techniques and accounting designations.

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

The following interest rate hedges were outstanding at December 31:

	2024				2023
	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)
PPL and LG&E
Economic hedges
Interest rate swaps (c)	$64	$(3)	$(1)	2033	$64	$(7)	$(1)

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at December 31, 2024 and 2023 was insignificant for PPL, PPL Electric, LG&E, and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at December 31 is shown below.

	10% Adverse Movement in Rates on Fair Value of Debt
	2024	2023
PPL	$622	$593
PPL Electric	262	250
LG&E	89	95
KU	131	137

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
•RIE utilizes derivative instruments pursuant to its RIPUC-approved plan to manage commodity price risk associated with its natural gas purchases. RIE's commodity price risk management strategy is to reduce fluctuations in firm gas sales prices to its customers. RIE's costs associated with derivatives instruments are recoverable through its RIPUC- approved cost recovery mechanisms. RIE is also required to purchase electricity to fulfill its obligation to provide Last Resort Service (LRS). Potential commodity price risk is mitigated through its RIPUC-approved cost recovery mechanisms and full requirements service agreements to serve LRS customers, which transfer the risk to energy suppliers. Additionally, RIE is required to contract through long-term agreements for clean energy supply under the Rhode Island Renewable Energy Growth program and Long-term Clean Energy Standard. Potential commodity price risk is mitigated through its RIPUC-approved cost recovery mechanisms, which true-up cost differences between contract prices and market prices.

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

Inflation and Supply Chain Related Risk

PPL and its subsidiaries continue to monitor the impact of inflation and supply chain disruptions. PPL and its subsidiaries monitor the cost of fuel, construction, regulatory and environmental compliance costs and other costs, including as a result of tariffs. Mechanisms are in place to mitigate the risk of inflationary effects and supply chain disruptions, to the extent possible, but increased costs and supply chain disruptions may directly or indirectly affect our ongoing operations. These mechanisms include pricing strategies, productivity improvements and cost reductions in order to ensure that the Registrants are able to procure the necessary materials and other resources needed to maintain services in a safe and reliable manner, and to grow infrastructure consistent with the capital expenditure plan. For additional information see "Forward-looking Information” at the beginning of this report and “Item 1A. Risk Factors" of the Registrant.

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

(All Registrants)

Related Party Transactions

The Registrants are not aware of any material ownership interests or operating responsibility by senior management in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with the Registrants. See Note 13 to the Financial Statements for additional information on related party transactions for PPL Electric, LG&E and KU.

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

See "Legal Matters" in Note 12 to the Financial Statements for a discussion of the more significant environmental claims. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on projected environmental capital expenditures for 2025 through 2027. See Note 18 to the Financial Statements for information related to the impacts of CCRs on AROs. See "Item 1. Business - Environmental Matters" for additional information.

Sustainability

Increasing attention has been focused on a broad range of corporate activities under the heading of “sustainability”, which has resulted in a significant increase in the number of requests from interested parties for information on sustainability topics. These parties range from investor groups focused on environmental, social, governance and other matters to non-investors concerned with a variety of public policy matters. Often the scope of the information sought is very broad and not necessarily relevant to an issuer’s business or industry. As a result, a number of private groups have proposed to standardize the subject matter constituting sustainability, either generally or by industry. Those efforts remain ongoing. In addition, certain of these private groups have advocated that the SEC promulgate regulations requiring specific sustainability reporting under the Securities Exchange Act of 1934, as amended (the ’34 Act), or that issuers voluntarily include certain sustainability disclosure in their ’34 Act reports. In March 2024, the SEC finalized climate disclosure rules for public companies. The rules require public companies to disclose, among other things, direct and indirect GHG emissions and information related to climate-related targets or goals that are material to the company’s business, results of operations or financial condition. As of April 2024, the SEC issued a “stay” on its climate-related disclosure rules, temporarily pausing implementation pending judicial review. PPL cannot predict the final legal requirements or when the requirements will be effective.

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

New Accounting Guidance

See Note 1 and Note 20 for a discussion of significant new accounting guidance adopted and pending adoption as of December 31, 2024.

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

Defined Benefits (All Registrants)

Certain of the Registrants and/or their subsidiaries sponsor or participate in certain qualified funded and non-qualified unfunded defined benefit pension plans and both funded and unfunded other postretirement benefit plans. See Notes 1, 7 and 10 to the Financial Statements for additional information about the plans and the accounting for defined benefits.

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

See Note 10 to the Financial Statements for details of the assumptions selected for pension and other postretirement benefits. A variance in the assumptions could significantly impact accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and AOCI or regulatory assets and liabilities.

The following tables reflect changes in certain assumptions based on the Registrants' primary qualified defined benefit pension and other postretirement benefit plans. The inverse of this change would have the opposite impact on accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and AOCI or regulatory assets and liabilities. The sensitivities below reflect an evaluation of the change based solely on a change in that assumption.

Increase (Decrease)
Actuarial assumption
Discount Rate	(0.25%)
Expected Return on Plan Assets	(0.25%)
Rate of Compensation Increase	0.25%

	Increase (Decrease)	(Increase) Decrease	(Increase) Decrease	Increase (Decrease)	Increase (Decrease)
Actuarial assumption	Defined Benefit Asset	Defined Benefit Liabilities	AOCI (pre-tax)	Net Regulatory Assets	Defined Benefit Costs
PPL
Discount rates	$(19)	$(73)	$26	$66	$7
Expected return on plan assets	n/a	n/a	n/a	n/a	10
Rate of compensation increase	(2)	(6)	2	6	1

PPL Electric
Discount rates	—	(31)	—	31	2
Expected return on plan assets	n/a	n/a	—	n/a	4
Rate of compensation increase	—	(2)	—	2	1

LG&E
Discount rates	(8)	1	n/a	9	1
Expected return on plan assets	n/a	n/a	n/a	n/a	1
Rate of compensation increase	(1)	—	n/a	1	—

KU
Discount rates	(6)	1	n/a	7	1
Expected return on plan assets	n/a	n/a	n/a	n/a	1
Rate of compensation increase	(1)	—	n/a	1	—

Income Taxes (All Registrants)

Significant management judgment is required in developing the Registrants' provision for income taxes, primarily due to valuation allowances on deferred tax assets.

The need for valuation allowances to reduce deferred tax assets requires significant management judgment. Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset. Management considers numerous factors in assessing the expected realization of a deferred tax asset, including the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies. Any tax planning strategy considered in this assessment must meet the recognition and measurement criteria for the valuation of a deferred tax asset. When evaluating the need for valuation allowances, the uncertainty posed by potential or expected legislative change on such factors is also considered by management. The amount of deferred tax assets ultimately realized may differ materially from the estimates utilized in the computation of valuation allowances and may materially impact the financial statements in the future.

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

See Note 7 to the Financial Statements for regulatory assets and regulatory liabilities recorded at December 31, 2024 and 2023, as well as additional information on those regulatory assets and liabilities. All regulatory assets are either currently being recovered under specific rate orders, represent amounts that are expected to be recovered in future rates or benefit future periods based upon established regulatory practices.

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

As of October 1, 2024, PPL, for its reporting units, and individually, LG&E and KU, elected to perform the qualitative step zero evaluation of goodwill. These evaluations considered the excess of fair value over the carrying value of each reporting unit that was calculated during step one of the quantitative impairment tests performed in the fourth quarter of 2022, and the relevant events and circumstances that occurred since those tests were performed including:

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

See "Long-Lived and Intangible Assets - Asset Impairment (Excluding Investments)" in Note 1 to the Financial Statements for further discussion of goodwill impairment tests. See Note 17 to the Financial Statements for information on goodwill balances by reportable segment at December 31, 2024.

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

See "Long-Lived and Intangible Assets - Asset Retirement Obligations" in Note 1, Note 7 and Note 18 to the Financial Statements for additional information on AROs.

At December 31, 2024, the total recorded balances and information on the most significant recorded AROs were as follows.

		Most Significant AROs
	Total ARO Recorded	Amount Recorded	% of Total	Description
LG&E	$84	$63	75	Ponds, landfills and natural gas mains
KU	64	35	55	Ponds and landfills

The most significant assumptions surrounding AROs are the forecasted retirement costs (including settlement dates and the timing of cash flows), discount and inflation rates. At December 31, 2024, a 10% increase to retirement cost would increase these ARO liabilities by $8 million at LG&E and $8 million at KU. A 0.25% decrease in the discount rate would increase these ARO liabilities by $5 million at LG&E and $1 million at KU and a 0.25% increase in the inflation rate would increase these ARO liabilities by $4 million at LG&E. There would be no significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability as a result of these changes in assumptions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of PPL Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PPL Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in continually assessing whether the regulatory assets and liabilities are probable of future recovery or refund by considering factors such as changes in the applicable regulatory environments, the ability to recover costs through regulated rates, and recent rate orders. Auditing these judgments required specialized knowledge of accounting for rate regulation due to its inherent complexities.

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
February 13, 2025

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowner and the Board of Directors of PPL Electric Utilities Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PPL Electric Utilities Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in continually assessing whether the regulatory assets and liabilities are probable of future recovery or refund by considering factors such as changes in the applicable regulatory environments, the ability to recover costs through regulated rates, and recent rate orders. Auditing these judgments required specialized knowledge of accounting for rate regulation due to its inherent complexities.

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
February 13, 2025

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of Louisville Gas and Electric Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Louisville Gas and Electric Company (the "Company") as of December 31, 2024 and 2023, the related statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in continually assessing whether the regulatory assets and liabilities are probable of future recovery or refund by considering factors such as changes in the applicable regulatory environments, the ability to recover costs through regulated rates, and recent rate orders. Auditing these judgments required specialized knowledge of accounting for rate regulation due to its inherent complexities.

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
February 13, 2025

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of Kentucky Utilities Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kentucky Utilities Company (the "Company") as of December 31, 2024 and 2023, the related statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in continually assessing whether the regulatory assets and liabilities are probable of future recovery or refund by considering factors such as changes in the applicable regulatory environments, the ability to recover costs through regulated rates, and recent rate orders. Auditing these judgments required specialized knowledge of accounting for rate regulation due to its inherent complexities.

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
February 13, 2025

We have served as the Company’s auditor since 2015.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except share data)

	2024	2023	2022
Operating Revenues	$8,462	$8,312	$7,902

Operating Expenses
Operation
Fuel	783	733	931
Energy purchases	1,679	1,841	1,686
Other operation and maintenance	2,607	2,462	2,398
Depreciation	1,279	1,254	1,181
Taxes, other than income	374	392	332
Total Operating Expenses	6,722	6,682	6,528

Operating Income	1,740	1,630	1,374

Other Income (Expense) - net (Note 14)	114	(40)	54

Interest Expense	738	666	513

Income from Continuing Operations Before Income Taxes	1,116	924	915

Income Taxes	228	184	201

Income from Continuing Operations After Income Taxes	888	740	714

Income from Discontinued Operations (net of income taxes) (Note 9)	—	—	42

Net Income	$888	$740	$756

Earnings Per Share of Common Stock:
Basic
Income from Continuing Operations After Income Taxes	$1.20	$1.00	$0.97
Income from Discontinued Operations (net of income taxes)	—	—	0.06
Net Income Available to PPL Common Shareowners	$1.20	$1.00	$1.03

Diluted
Income from Continuing Operations After Income Taxes	$1.20	$1.00	$0.96
Income from Discontinued Operations (net of income taxes)	—	—	0.06
Net Income Available to PPL Common Shareowners	$1.20	$1.00	$1.02

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	737,756	737,036	736,027
Diluted	739,853	738,166	736,902

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2024	2023	2022
Net income	$888	$740	$756

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Equity investees' other comprehensive income (loss), net tax of $0, $0, $0	1	1	2
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0	—	—	(1)
Net actuarial gain (loss), net of tax of $8, $15, ($2)	(22)	(41)	11
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of $0, $0, ($1)	3	3	2
Defined benefit plans:
Prior service costs, net of tax of $0, ($1), ($1)	1	1	2
Net actuarial (gain) loss, net of tax of $0, $0, ($7)	(4)	(3)	17
Total other comprehensive income (loss)	(21)	(39)	33

Comprehensive income	$867	$701	$789

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2024	2023	2022
Cash Flows from Operating Activities
Net income	$888	$740	$756
Income from discontinued operations (net of income taxes)	—	—	(42)
Income from continuing operations (net of income taxes)	888	740	714
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,279	1,254	1,181
Amortization	78	81	52
Defined benefit plans - expense (income)	(72)	(73)	(16)
Deferred income taxes and investment tax credits	196	322	179
Stock compensation expense	46	33	37
Loss on sale of Safari Holdings	—	—	60
Other	(17)	(29)	14
Change in current assets and current liabilities
Accounts receivable	254	(170)	(176)
Accounts payable	(41)	(72)	358
Unbilled revenues	(57)	128	(197)
Fuel, materials and supplies	(2)	(60)	(90)
Prepayments	(34)	1	(13)
Taxes payable	(27)	6	(80)
Regulatory assets and liabilities, net	(68)	(37)	(119)
Accrued interest	33	27	1
Other	(65)	38	(76)
Other operating activities
Defined benefit plans - funding	(10)	(13)	(12)
Proceeds from transfer of excess benefit plan funds	13	—	—
Other assets	(96)	(69)	(126)
Other liabilities	42	(349)	39
Net cash provided by operating activities	2,340	1,758	1,730
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(2,805)	(2,390)	(2,155)
Proceeds from sale of Safari Holdings, net of cash divested	—	—	146
Acquisition of Narragansett Electric, net of cash acquired	—	—	(3,660)
Other investing activities	(13)	7	15
Net cash used in investing activities	(2,818)	(2,383)	(5,654)
Cash Flows from Financing Activities
Issuance of long-term debt	1,894	3,252	850
Retirement of long-term debt	—	(1,854)	(264)
Payment of common stock dividends	(747)	(704)	(787)
Net increase (decrease) in short-term debt	(689)	7	916
Other financing activities	(23)	(51)	(6)
Net cash provided by financing activities	435	650	709
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(43)	25	(3,215)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	382	357	3,572
Cash, Cash Equivalents and Restricted Cash at End of Period	$339	$382	$357

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$670	$604	$462
Income taxes - net	$(123)	$281	$163
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$358	$220	$269
 The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2024	2023
Assets
Current Assets
Cash and cash equivalents	$306	$331
Accounts receivable (less reserve: 2024, $147; 2023, $123)
Customer	961	950
Other	76	271
Unbilled revenues (less reserve: 2024, $6; 2023, $4)	485	428
Fuel, materials and supplies	511	505
Prepayments	136	103
Regulatory assets	320	293
Other current assets	85	51
Total Current Assets	2,880	2,932

Property, Plant and Equipment
Regulated utility plant	40,391	38,608
Less: accumulated depreciation - regulated utility plant	9,682	9,156
Regulated utility plant, net	30,709	29,452
Non-regulated property, plant and equipment	79	72
Less: accumulated depreciation - non-regulated property, plant and equipment	29	23
Non-regulated property, plant and equipment, net	50	49
Construction work in progress	2,390	1,917
Property, Plant and Equipment, net	33,149	31,418

Other Noncurrent Assets
Regulatory assets	2,060	1,874
Goodwill	2,247	2,247
Other intangibles	314	306
Other noncurrent assets (less reserve for accounts receivable: 2024, $1; 2023, $2)	419	459
Total Other Noncurrent Assets	5,040	4,886

Total Assets	$41,069	$39,236

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2024	2023
Liabilities and Equity
Current Liabilities
Short-term debt	$303	$992
Long-term debt due within one year	551	1
Accounts payable	1,196	1,104
Taxes	103	130
Interest	157	124
Dividends	186	173
Regulatory liabilities	223	225
Other current liabilities	614	591
Total Current Liabilities	3,333	3,340

Long-term Debt	15,952	14,611

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,356	3,105
Investment tax credits	111	114
Accrued pension obligations	317	275
Asset retirement obligations	136	133
Regulatory liabilities	3,335	3,340
Other deferred credits and noncurrent liabilities	452	385
Total Deferred Credits and Other Noncurrent Liabilities	7,707	7,352

Commitments and Contingent Liabilities (Notes 7 and 12)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,346	12,326
Treasury stock	(928)	(948)
Earnings reinvested	2,835	2,710
Accumulated other comprehensive loss	(184)	(163)
Total Equity	14,077	13,933

Total Liabilities and Equity	$41,069	$39,236

(a)1,560,000 shares authorized; 770,215 shares issued and 738,033 shares outstanding at December 31, 2024. 1,560,000 shares authorized; 770,013 shares issued and 737,130 shares outstanding at December 31, 2023.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Treasury Stock	Earnings reinvested	Accumulated other comprehensive loss	Noncontrolling interest	Total
December 31, 2021	735,112	$8	$12,303	$(1,003)	$2,572	$(157)	$—	$13,723
Common stock issued	123		5					5
Treasury stock issued	1,252			36				36
Stock-based compensation			9					9
Net income					756			756
Dividends and dividend equivalents (b)					(647)			(647)
Preferred stock							3	3
Other comprehensive income (loss)						33		33
December 31, 2022	736,487	$8	$12,317	$(967)	$2,681	$(124)	$3	$13,918

Treasury stock issued	643		4	19				23
Stock-based compensation			5					5
Net income					740			740
Dividends and dividend equivalents (b)					(711)			(711)
Preferred stock							(3)	(3)
Other comprehensive income (loss)						(39)		(39)
December 31, 2023	737,130	$8	$12,326	$(948)	$2,710	$(163)	$—	$13,933

Common stock issued	202							—
Treasury stock issued	701		7	20				27
Stock-based compensation			13					13
Net income					888			888
Dividends and dividend equivalents (b)					(763)			(763)
Other comprehensive income (loss)						(21)		(21)
December 31, 2024	738,033	$8	$12,346	$(928)	$2,835	$(184)	$—	$14,077

(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock at December 31, 2024, 2023 and 2022 were: $1.03, $0.960 and $0.875.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2024	2023	2022
Operating Revenues	$2,876	$3,008	$3,030

Operating Expenses
Operation
Energy purchases	721	992	1,048
Other operation and maintenance	705	605	605
Depreciation	401	397	393
Taxes, other than income	131	143	149
Total Operating Expenses	1,958	2,137	2,195

Operating Income	918	871	835

Other Income (Expense) - net (Note 14)	45	39	30

Interest Income from Affiliate	33	—	5

Interest Expense	246	223	171

Income Before Income Taxes	750	687	699

Income Taxes	176	168	174

Net Income (a)	$574	$519	$525

(a)Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2024	2023	2022
Cash Flows from Operating Activities
Net income	$574	$519	$525
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	401	397	393
Amortization	45	41	22
Defined benefit plans expense (income)	(39)	(42)	(23)
Deferred income taxes and investment tax credits	129	46	91
Other	1	(24)	(11)
Change in current assets and current liabilities
Accounts receivable	89	(78)	(47)
Accounts payable	64	13	46
Unbilled revenues	(10)	75	(95)
Materials and supplies	6	(30)	(11)
Prepayments	(32)	2	(2)
Regulatory assets and liabilities, net	(101)	(38)	(59)
Taxes payable	(49)	15	5
Accrued interest	12	8	—
Other	(25)	9	(19)
Other operating activities
Defined benefit plans - funding	—	(5)	—
Other assets	(32)	3	(47)
Other liabilities	9	1	(11)
Net cash provided by operating activities	1,042	912	757

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,229)	(956)	(886)
Expenditures for intangible assets	(9)	(6)	(2)
Net (increase) decrease in notes receivable from affiliate	(222)	—	499
Other investing activities	5	4	2
Net cash used in investing activities	(1,455)	(958)	(387)

Cash Flows from Financing Activities
Issuance of long-term debt	649	1,329	250
Retirement of long-term debt	—	(1,240)	(250)
Contributions from parent	688	206	—
Payment of common stock dividends to parent	(375)	(323)	(340)
Return of capital to parent	(60)	(250)	(170)
Net increase (decrease) in short-term debt	(509)	364	145
Debt issuance costs	(7)	(14)	—
Other financing activities	—	—	(1)
Net cash provided by (used in) financing activities	386	72	(366)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(27)	26	4
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	51	25	21
Cash, Cash Equivalents and Restricted Cash at End of Period	$24	$51	$25

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest - net of amount capitalized	$224	$205	$164
Income taxes - net	$83	$92	$111
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$173	$122	$133
The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2024	2023
Assets
Current Assets
Cash and cash equivalents	$24	$51
Accounts receivable (less reserve: 2024, $37; 2023, $46)
Customer	353	434
Other	8	8
Accounts receivable from affiliates	10	10
Notes receivable from affiliate	222	—
Unbilled revenues (less reserve: 2024, $3; 2023, $2)	159	149
Materials and supplies	104	99
Prepayments	74	44
Regulatory assets	133	57
Other current assets	30	17
Total Current Assets	1,117	869

Property, Plant and Equipment
Regulated utility plant	16,469	15,575
Less: accumulated depreciation - regulated utility plant	4,052	3,822
Regulated utility plant, net	12,417	11,753
Construction work in progress	898	680
Property, Plant and Equipment, net	13,315	12,433

Other Noncurrent Assets
Regulatory assets	673	598
Intangibles	274	269
Other noncurrent assets (less reserve for accounts receivable: 2024, $1; 2023, $2)	96	125
Total Other Noncurrent Assets	1,043	992

Total Assets	$15,475	$14,294

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2024	2023
Liabilities and Equity
Current Liabilities
Short-term debt	$—	$509
Accounts payable	565	454
Accounts payable to affiliates	44	44
Taxes	2	51
Interest	55	43
Regulatory liabilities	57	91
Other current liabilities	83	100
Total Current Liabilities	806	1,292

Long-term Debt	5,214	4,567

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,726	1,573
Regulatory liabilities	839	836
Other deferred credits and noncurrent liabilities	160	123
Total Deferred Credits and Other Noncurrent Liabilities	2,725	2,532

Commitments and Contingent Liabilities (Notes 7 and 12)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	4,668	4,040
Earnings reinvested	1,698	1,499
Total Equity	6,730	5,903

Total Liabilities and Equity	$15,475	$14,294

(a)170,000 shares authorized; 66,368 shares issued and outstanding at December 31, 2024 and December 31, 2023.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2021	66,368	$364	$4,254	$1,118	$5,736
Net income				525	525
Return of capital to parent			(170)		(170)
Dividends declared on common stock				(340)	(340)
December 31, 2022	66,368	$364	$4,084	$1,303	$5,751

Net income				519	519
Capital contributions from parent			206		206
Return of capital to parent			(250)		(250)
Dividends declared on common stock				(323)	(323)
December 31, 2023	66,368	$364	$4,040	$1,499	$5,903

Net income				574	574
Capital contributions from parent			688		688
Return of capital to parent			(60)		(60)
Dividends declared on common stock				(375)	(375)
December 31, 2024	66,368	$364	$4,668	$1,698	$6,730

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)

	2024	2023	2022
Operating Revenues
Retail and wholesale	$1,617	$1,580	$1,762
Electric revenue from affiliate	31	33	36
Total Operating Revenues	1,648	1,613	1,798

Operating Expenses
Operation
Fuel	308	286	346
Energy purchases	151	168	245
Energy purchases from affiliate	20	12	25
Other operation and maintenance	349	364	416
Depreciation	305	302	298
Taxes, other than income	49	48	48
Total Operating Expenses	1,182	1,180	1,378

Operating Income	466	433	420

Other Income (Expense) - net (Note 14)	12	3	4

Interest Income from Affiliates	1	1	—

Interest Expense	105	102	89

Income Before Income Taxes	374	335	335

Income Taxes	77	69	63

Net Income (a)	$297	$266	$272

(a)Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)

	2024	2023	2022
Cash Flows from Operating Activities
Net income	$297	$266	$272
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	305	302	298
Amortization	16	14	5
Deferred income taxes and investment tax credits	6	(14)	(6)
Other	(6)	(7)	4
Change in current assets and current liabilities
Accounts receivable	(25)	40	(19)
Accounts receivable from affiliates	(11)	7	(5)
Accounts payable	12	(40)	22
Accounts payable to affiliates	15	(8)	30
Unbilled revenues	1	24	(32)
Fuel, materials and supplies	(13)	24	(28)
Regulatory assets and liabilities, net	(3)	25	17
Taxes payable	(1)	—	7
Accrued interest	—	5	—
Other	—	1	5
Other operating activities
Defined benefit plans - funding	—	1	(2)
Expenditures for asset retirement obligations	(11)	(11)	(13)
Other assets	(27)	(21)	(8)
Other liabilities	(1)	1	(4)
Net cash provided by operating activities	554	609	543
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(444)	(378)	(371)
Other investing activities	—	—	11
Net cash used in investing activities	(444)	(378)	(360)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	43	—	(324)
Issuance of long-term debt	—	464	300
Retirement of long-term debt	—	(300)	—
Payment of common stock dividends to parent	(187)	(166)	(275)
Contributions from parent	65	67	90
Return of capital to parent	(76)	(161)	—
Net increase (decrease) in short-term debt	25	(179)	110
Other financing activities	—	(5)	—
Net cash used in financing activities	(130)	(280)	(99)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(20)	(49)	84
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	44	93	9
Cash, Cash Equivalents and Restricted Cash at End of Period	$24	$44	$93

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest - net of amount capitalized	$101	$93	$83
Income taxes - net	$73	$84	$57
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$64	$30	$43

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)

	2024	2023
Assets
Current Assets
Cash and cash equivalents	$8	$18
Accounts receivable (less reserve: 2024, $3; 2023, $6)
Customer	134	116
Other	23	17
Unbilled revenues (less reserve: 2024, $0; 2023, $0)	87	88
Accounts receivable from affiliates	40	29
Fuel, materials and supplies	157	143
Prepayments	9	11
Regulatory assets	8	7
Other current assets	2	—
Total Current Assets	468	429

Property, Plant and Equipment
Regulated utility plant	7,748	7,669
Less: accumulated depreciation - regulated utility plant	1,643	1,549
Regulated utility plant, net	6,105	6,120
Construction work in progress	443	312
Property, Plant and Equipment, net	6,548	6,432

Other Noncurrent Assets
Regulatory assets	491	395
Goodwill	389	389
Other intangibles	12	18
Other noncurrent assets	84	90
Total Other Noncurrent Assets	976	892

Total Assets	$7,992	$7,753

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)

	2024	2023
Liabilities and Equity
Current Liabilities
Short-term debt	$25	$—
Notes payable with affiliates	43	—
Long-term debt due within one year	300	—
Accounts payable	158	115
Accounts payable to affiliates	64	49
Customer deposits	36	34
Taxes	40	41
Regulatory liabilities	14	16
Interest	21	21
Asset retirement obligations	11	13
Other current liabilities	50	48
Total Current Liabilities	762	337

Long-term Debt	2,171	2,469

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	803	776
Investment tax credits	30	31
Price risk management liabilities	3	6
Asset retirement obligations	73	72
Regulatory liabilities	815	827
Other deferred credits and noncurrent liabilities	64	63
Total Deferred Credits and Other Noncurrent Liabilities	1,788	1,775

Commitments and Contingent Liabilities (Notes 7 and 12)

Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,982	1,993
Earnings reinvested	865	755
Total Equity	3,271	3,172

Total Liabilities and Equity	$7,992	$7,753

(a)75,000 shares authorized; 21,294 shares issued and outstanding at December 31, 2024 and December 31, 2023.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2021	21,294	$424	$1,997	$658	$3,079
Net income				272	272
Capital contributions from parent			90		90
Cash dividends declared on common stock				(275)	(275)
December 31, 2022	21,294	$424	$2,087	$655	$3,166

Net income				266	266
Capital contributions from parent			67		67
Return of capital to parent			(161)		(161)
Cash dividends declared on common stock				(166)	(166)
December 31, 2023	21,294	$424	$1,993	$755	$3,172

Net income				297	297
Capital contributions from parent			65		65
Return of capital to parent			(76)		(76)
Cash dividends declared on common stock				(187)	(187)
December 31, 2024	21,294	$424	$1,982	$865	$3,271

(a)Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)

	2024	2023	2022
Operating Revenues
Retail and wholesale	$1,944	$1,872	$2,049
Electric revenue from affiliate	20	12	25
Total Operating Revenues	1,964	1,884	2,074

Operating Expenses
Operation
Fuel	476	447	585
Energy purchases	25	24	28
Energy purchases from affiliate	31	33	36
Other operation and maintenance	413	427	487
Depreciation	403	392	386
Taxes, other than income	49	45	45
Total Operating Expenses	1,397	1,368	1,567

Operating Income	567	516	507

Other Income (Expense) - net (Note 14)	15	8	8

Interest Expense	137	134	117

Interest Expense from Affiliate	—	1	—

Income Before Income Taxes	445	389	398

Income Taxes	89	77	76

Net Income (a)	$356	$312	$322

(a)Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)

	2024	2023	2022
Cash Flows from Operating Activities
Net income	$356	$312	$322
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	403	392	386
Amortization	21	20	18
Defined benefit plans - expense (income)	(5)	(5)	(4)
Deferred income taxes and investment tax credits	(15)	(10)	2
Other	(4)	(2)	3
Change in current assets and current liabilities
Accounts receivable	(21)	16	(16)
Accounts payable	(23)	(26)	26
Accounts payable to affiliates	29	(24)	37
Unbilled revenues	(5)	17	(23)
Fuel, materials and supplies	14	(17)	(41)
Regulatory assets and liabilities, net	23	25	(19)
Taxes payable	5	5	7
Accrued interest	—	5	1
Other	(5)	(4)	(3)
Other operating activities
Defined benefit plans - funding	—	—	(1)
Expenditures for asset retirement obligations	(10)	(28)	(29)
Other assets	(41)	(25)	(1)
Other liabilities	1	(4)	(4)
Net cash provided by operating activities	723	647	661
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(643)	(572)	(547)
Other investing activities	—	6	—
Net cash used in investing activities	(643)	(566)	(547)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	73	—	(294)
Issuance of long-term debt	—	459	300
Retirement of long-term debt	—	(313)	—
Payment of common stock dividends to parent	(232)	(190)	(296)
Contributions from parent	126	76	84
Return of capital to parent	(103)	(84)	—
Net increase (decrease) in short-term debt	47	(8)	101
Other financing activities	—	(4)	(1)
Net cash used in financing activities	(89)	(64)	(106)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(9)	17	8
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	38	21	13
Cash, Cash Equivalents and Restricted Cash at End of Period	$29	$38	$21

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest - net of amount capitalized	$135	$125	$112
Income taxes - net	$102	$78	$78
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$74	$38	$56

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)

	2024	2023
Assets
Current Assets
Cash and cash equivalents	$13	$14
Accounts receivable (less reserve: 2024, $2; 2023, $2)
Customer	160	143
Other	22	12
Unbilled revenues (less reserve: 2024, $0; 2023, $0)	102	97
Fuel, materials and supplies	173	185
Prepayments	11	13
Regulatory assets	1	3
Other current assets	9	1
Total Current Assets	491	468

Property, Plant and Equipment
Regulated utility plant	10,419	9,896
Less: accumulated depreciation - regulated utility plant	2,652	2,476
Regulated utility plant, net	7,767	7,420
Construction work in progress	567	604
Property, Plant and Equipment, net	8,334	8,024

Other Noncurrent Assets
Regulatory assets	458	439
Goodwill	607	607
Other intangibles	28	19
Other noncurrent assets	155	157
Total Other Noncurrent Assets	1,248	1,222

Total Assets	$10,073	$9,714

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)

	2024	2023
Liabilities and Equity
Current Liabilities
Short-term debt	$140	$93
Notes payable with affiliates	73	—
Long-term debt due within one year	250	—
Accounts payable	96	80
Accounts payable to affiliates	100	72
Customer deposits	39	35
Taxes	37	32
Regulatory liabilities	22	1
Interest	24	24
Asset retirement obligations	10	13
Other current liabilities	58	52
Total Current Liabilities	849	402

Long-term Debt	2,816	3,064

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	924	912
Investment tax credits	81	83
Asset retirement obligations	54	53
Regulatory liabilities	1,009	1,018
Other deferred credits and noncurrent liabilities	41	30
Total Deferred Credits and Other Noncurrent Liabilities	2,109	2,096

Commitments and Contingent Liabilities (Notes 7 and 12)

Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	3,056	3,033
Earnings reinvested	935	811
Total Equity	4,299	4,152

Total Liabilities and Equity	$10,073	$9,714

(a)     80,000 shares authorized; 37,818 shares issued and outstanding at December 31, 2024 and December 31, 2023.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Kentucky Utilities Company
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2021	37,818	$308	$2,957	$663	$3,928
Net income				322	322
Capital contributions from parent			84		84
Cash dividends declared on common stock				(296)	(296)
December 31, 2022	37,818	$308	$3,041	$689	$4,038

Net income				312	312
Capital contributions from parent			76		76
Return of capital to parent			(84)		(84)
Cash dividends declared on common stock				(190)	(190)
December 31, 2023	37,818	$308	$3,033	$811	$4,152

Net income				356	356
Capital contributions from parent			126		126
Return of capital to parent			(103)		(103)
Cash dividends declared on common stock				(232)	(232)
December 31, 2024	37,818	$308	$3,056	$935	$4,299

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

COMBINED NOTES TO FINANCIAL STATEMENTS

Index to Combined Notes to Consolidated Financial Statements

The notes to the consolidated financial statements that follow are a combined presentation. The following list indicates the Registrants to which the footnotes apply:

Registrant
	PPL	PPL Electric	LG&E	KU
1. Summary of Significant Accounting Policies	x	x	x	x
2. Segment and Related Information	x	x	x	x
3. Revenue from Contracts with Customers	x	x	x	x
4. Preferred Securities	x	x	x	x
5. Earnings Per Share	x
6. Income and Other Taxes	x	x	x	x
7. Utility Rate Regulation	x	x	x	x
8. Financing Activities	x	x	x	x
9. Acquisitions, Development and Divestitures	x		x	x
10. Retirement and Postemployment Benefits	x	x	x	x
11. Jointly Owned Facilities	x		x	x
12. Commitments and Contingencies	x	x	x	x
13. Related Party Transactions		x	x	x
14. Other Income (Expense) - net	x	x	x	x
15. Fair Value Measurements	x	x	x	x
16. Derivative Instruments and Hedging Activities	x	x	x	x
17. Goodwill and Other Intangible Assets	x	x	x	x
18. Asset Retirement Obligations	x	x	x	x
19. Accumulated Other Comprehensive Income (Loss)	x
20. New Accounting Guidance Pending Adoption	x	x	x	x

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

On March 17, 2021, PPL WPD Limited entered into a share purchase agreement to sell PPL's U.K. utility business, which prior to its sale substantially represented PPL's U.K. Regulated segment, to a subsidiary of National Grid plc. The sale was completed on June 14, 2021. The results of operations of the U.K. utility business are classified as Discontinued Operations on PPL's Statements of Income for 2022. PPL has elected to separately report the cash flows of continuing and discontinued operations on the Statements of Cash Flows for 2022. Unless otherwise noted, the notes to these financial statements exclude amounts related to discontinued operations. See Note 9 for additional information.

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

The financial statements of PPL, LG&E and KU include their share of any undivided interests in jointly owned facilities, as well as their share of the related operating costs of those facilities. See Note 11 for additional information.

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

See Notes 15 and 16 for additional information on derivatives.

(PPL and PPL Electric)

To meet their obligations as last resort providers of electricity supply to their customers, PPL Electric and RIE have entered into certain contracts that meet the definition of a derivative. However, NPNS has been elected for these contracts.

Revenue (All Registrants)

Operating revenues are primarily recorded based on energy deliveries through the end of each calendar month. Unbilled retail revenues result because customers' bills are rendered throughout the month, rather than at the end of the month. For RIE, LG&E and KU, unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh or Mcf by the estimated average price per kWh or Mcf. Any difference between estimated and actual revenues is adjusted the following month when the previous unbilled estimate is reversed and actual billings occur. For PPL Electric, unbilled revenues for a month are calculated by multiplying the actual unbilled volumes by the applicable tariff price.

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

The changes in the allowance for doubtful accounts are included in the following table. Amounts relate to financing receivables, except as noted.

		Additions
	Balance at Beginning of Period	Charged to Income	Deductions (a)	Balance at End of Period
PPL
2024	$130	$109	$85	$154	(c)
2023	95	87	52	130	(c)
2022	69	78	52	95	(c)

PPL Electric
2024	$50	$56	$65	$41	(b)
2023	33	52	35	50	(b)
2022	35	27	29	33	(b)

LG&E
2024	$6	$4	$7	$3
2023	4	4	2	6
2022	3	6	5	4

		Additions
	Balance at Beginning of Period	Charged to Income	Deductions (a)	Balance at End of Period
KU
2024	$2	$4	$4	$2
2023	3	3	4	2
2022	3	6	6	3

(a)Primarily related to uncollectible accounts written off.
(b)Includes $2 million, $3 million and $3 million related to other accounts receivable at December 31, 2024, 2023 and 2022.
(c)Includes $39 million, $41 million and $36 million related to other accounts receivable at December 31, 2024, 2023 and 2022.

Cash

(All Registrants)

Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

(PPL, LG&E and KU)

Restricted Cash and Cash Equivalents

Bank deposits and other cash equivalents that are restricted by agreement or that have been clearly designated for a specific purpose are classified as restricted cash and cash equivalents. On the Balance Sheets, the current portion of restricted cash and cash equivalents is included in "Other current assets," while the noncurrent portion is included in "Other noncurrent assets." See Note 15 for a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the Balance Sheets to the amounts shown on the Statements of Cash Flows.

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

	2024	2023	2022
PPL	$20	$12	$7
PPL Electric	9	7	5
LG&E	3	1	—
KU	4	1	—

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

Following are the weighted-average annual rates of depreciation, for regulated utility plant, for the years ended December 31:

	2024	2023	2022
PPL	3.20%	3.26%	3.21%
PPL Electric	2.52%	2.62%	2.75%
LG&E	4.02%	4.00%	4.16%
KU	3.86%	3.95%	4.01%

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net assets acquired in a business combination.

Other acquired intangible assets are initially measured based on their fair value. Intangibles that have finite useful lives are amortized over their useful lives based upon the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. Costs incurred to obtain, renew or extend terms of an intangible asset are capitalized.

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

As of October 1, 2024, PPL, for its reporting units, and individually, LG&E and KU, elected to perform the qualitative step zero evaluation of goodwill. These evaluations considered the excess of fair value over the carrying value of each reporting unit that was calculated during step one of the quantitative impairment tests performed in the fourth quarter of 2022, and the relevant events and circumstances that occurred since those tests were performed including:

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

Estimated ARO costs and settlement dates, which affect the carrying value of the ARO and the related capitalized asset, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the ARO. Any change to the capitalized asset, positive or negative, is generally amortized over the remaining life of the associated long-lived asset. See Note 7 and Note 18 for additional information on AROs.

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

See Note 7 for a discussion of the regulatory treatment of defined benefit costs and Note 10 for a discussion of defined benefits.

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

The Registrants use a two-step process to evaluate uncertain tax positions. The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained. This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position. The second step requires an entity to recognize in its financial statements the amount of the benefit of a tax position that meets the more-likely-than-not recognition criterion. The benefit recognized is measured at the largest amount of benefit that has a likelihood of realization upon settlement that exceeds 50%. Unrecognized tax benefits are classified as current to the extent management expects to settle the uncertain tax position by payment or receipt of cash within one year of the reporting date. The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements of the Registrants in future periods. At December 31, 2024, no significant changes in unrecognized tax benefits were projected over the next 12 months.

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

At December 31, the following intercompany tax receivables (payables) were recorded:

	2024	2023
PPL Electric	$(2)	$(21)
LG&E	(2)	(5)
KU	(5)	(3)

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

"Fuel, materials and supplies" on the Balance Sheets consisted of the following at December 31:

	2024
	PPL	PPL Electric	LG&E	KU
Fuel	$153	$—	$64	$89
Natural gas stored underground	49	—	29	—
Materials and supplies	309	104	64	84
Total	$511	$104	$157	$173

	2023
	PPL	PPL Electric	LG&E	KU
Fuel	$144	$—	$50	$94
Natural gas stored underground	58	—	34	—
Materials and supplies	303	99	59	91
Total	$505	$99	$143	$185

(PPL and PPL Electric)

Renewable Energy Standard Obligation

Purchased Renewable Energy Certificates (RECs) are stated at cost and are used to measure compliance with state renewable energy standards. RECs support new renewable generation standards and are held primarily to be utilized in fulfillment of RIE’s and PPL Electric's compliance obligations.

(All Registrants)

Guarantees

Generally, the initial measurement of a guarantee liability is the fair value of the guarantee at its inception. However, there are certain guarantees excluded from the scope of accounting guidance and other guarantees that are not subject to the initial recognition and measurement provisions of accounting guidance that only require disclosure. See Note 12 for further discussion of guarantees.

New Accounting Guidance Adopted (All Registrants)

Improvements to Reportable Segment Disclosures

Effective December 31, 2024, the Registrants retrospectively adopted accounting guidance to improve segment disclosures. The guidance requires enhanced disclosures about significant segment expenses. The standard also requires public entities to disclose the title and position of the Chief Operating Decision Maker (CODM) and explain how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Certain segment-related disclosures that previously were required only on an annual basis will be required to be disclosed in interim periods. In addition, public entities that have a single reportable segment are now required to provide segment disclosures.

The adoption of this guidance resulted in the Registrants including the required additional disclosures within the notes to the financial statements. See Note 2 for additional information.

2. Segment and Related Information

(PPL)

PPL is organized into three segments, broken down by geographic location: Kentucky Regulated, Pennsylvania Regulated, and Rhode Island Regulated.

The Kentucky Regulated segment consists primarily of the regulated electricity generation, transmission and distribution operations conducted by LG&E and KU, as well as LG&E's regulated transmission, distribution and sale of natural gas.

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

The Rhode Island Regulated segment includes the regulated electricity transmission and distribution and natural gas distribution operations of RIE, which was acquired in May of 2022.

"Corporate and Other" primarily includes corporate level financing costs, certain unallocated corporate costs, and certain non-recoverable costs incurred in conjunction with the acquisition of Rhode Island Energy and the financial results of Safari Energy, prior to its sale on November 1, 2022. "Corporate and Other" is presented to reconcile segment information to PPL's consolidated results and is not a reportable segment.

PPL's CODM is the Corporate Leadership Council (CLC), which is a management committee that is comprised of the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Technology Officer, Chief Human Resources Officer and Chief Legal Officer.

The CLC uses financial metrics including segment net income, earnings from ongoing operations, earnings per share and return on equity, as well as various operational metrics to assess segment performance and make investment and resource decisions. Segment net income is the measure of segment profit or loss that most closely aligns with GAAP and is being presented for disclosure purposes.

The tables below provide information about PPL’s segments and include the reconciliation to consolidated net income for the year ended December 31, 2024:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total
Operating Revenues from external customers (a)	$3,562	$2,876	$2,024	$8,462
Reconciliation of revenue
Corporate and other revenues				—
Total consolidated revenues				$8,462

Less:
Fuel	783	—	—	783
Energy Purchases	176	721	782	1,679
Operation and maintenance	803	705	731	2,239
Depreciation	710	401	165	1,276
Taxes, other than income	99	131	144	374
Other (income) expense - net	(29)	(78)	(24)	(131)
Interest expense	240	246	95	581
Income taxes	160	176	22	358
Segment net income	$620	$574	$109	$1,303

Reconciliation of segment profit or loss to consolidated net income
Corporate and other net loss				(415)
Net Income				$888

(a)See Note 1 and Note 3 for additional information on Operating Revenues.

Other information for the segments and reconciliation to PPL's Consolidated results for the year ended December 31, 2024 are as follows:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total Segments	Corporate and Other	Consolidated Total
Other Segment Disclosures
Amortization (a)	$24	$45	$1	$70	$8	$78
Deferred income taxes and investment tax credits (b)	2	129	38	169	27	196
Expenditures for long lived assets	1,088	1,229	495	2,812	(7)	2,805

(a)Represents non-cash expense items that include amortization of operating lease right-of-use assets, regulatory assets and liabilities, debt discounts and premiums and debt issuance costs.
(b)Represents a non-cash expense item that is also included in "Income Taxes."

The tables below provide information about PPL’s segments and include the reconciliation to consolidated net income for the year ended December 31, 2023:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total
Operating Revenues from external customers (a)	$3,452	$3,008	$1,851	$8,311
Reconciliation of revenue
Corporate and other revenues				1
Total consolidated revenues				$8,312

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total
Less:
Fuel	733	—	—	733
Energy Purchases	192	992	658	1,842
Operation and maintenance	826	605	705	2,136
Depreciation	696	397	156	1,249
Taxes, other than income	93	143	156	392
Other (income) expense - net	(12)	(39)	(19)	(70)
Interest expense	235	223	83	541
Income taxes	137	168	16	321
Segment net income	$552	$519	$96	$1,167

Reconciliation of segment profit or loss to consolidated net income
Corporate and other net loss				(427)
Net Income				$740

(a)See Note 1 and Note 3 for additional information on Operating Revenues.

Other information for the segments and reconciliation to PPL's Consolidated results for the year ended December 31, 2023 are as follows:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total Segments	Corporate and Other	Consolidated Total
Other Segment Disclosures
Amortization (a)	$33	$41	$1	$75	$6	$81
Deferred income taxes and investment tax credits (b)	(17)	46	48	77	245	322
Expenditures for long lived assets	950	956	454	2,360	30	2,390

(a)Represents non-cash expense items that include amortization of operating lease right-of-use assets, regulatory assets and liabilities, debt discounts and premiums and debt issuance costs.
(b)Represents a non-cash expense item that is also included in "Income Taxes."

The tables below provide information about PPL’s segments and include the reconciliation to consolidated net income for the year ended December 31, 2022:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total
Operating Revenues from external customers (a)	$3,811	$3,030	$1,038	$7,879
Reconciliation of revenue
Corporate and other revenues				23
Total consolidated revenues				$7,902

Less:
Fuel	931	—	—	931
Energy Purchases	273	1,048	365	1,686
Operation and maintenance	959	605	531	2,095
Depreciation	685	393	92	1,170
Taxes, other than income	92	149	92	333
Other (income) expense - net	(12)	(35)	(23)	(70)
Interest expense	205	171	39	415
Income taxes	129	174	(14)	289
Segment net income	$549	$525	$(44)	$1,030

Reconciliation of segment profit or loss to consolidated net income
Corporate and other net loss				(316)
Income from discontinued operations (Note 9)				42
Net Income				$756

(a)See Note 1 and Note 3 for additional information on Operating Revenues.

Other information for the segments and reconciliation to PPL's Consolidated results for the year ended December 31, 2022 are as follows:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total Segments	Corporate and Other	Consolidated Total
Other Segment Disclosures
Amortization (a)	$23	$22	$2	$47	$5	$52
Deferred income taxes and investment tax credits (b)	6	91	39	136	43	179
Expenditures for long lived assets	917	889	268	2,074	84	2,158

(a)Represents non-cash expense items that include amortization of operating lease right-of-use assets, regulatory assets and liabilities, debt discounts and premiums and debt issuance costs.
(b)Represents a non-cash expense item that is also included in "Income Taxes."

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated results as of:

	As of December 31,
	2024	2023
Total Assets
Kentucky Regulated	$17,626	$17,029
Pennsylvania Regulated	15,475	14,294
Rhode Island Regulated	7,055	6,515
Corporate and Other (a)	913	1,398
Total	$41,069	$39,236

(a)Primarily consists of unallocated items, including cash, PP&E, goodwill, and the elimination of inter-segment transactions.

(PPL Electric)

PPL Electric has two operating segments, distribution and transmission, which are aggregated into a single reportable segment. PPL Electric's CODM is the President of PPL Electric.

The President uses financial metrics including segment net income, earnings from ongoing operations, earnings per share and return on equity, as well as various operational metrics to assess segment performance and make investment and resource decisions.

The significant segment expenses of and measure of profit and loss for PPL Electric regularly provided to the President are included on the face of PPL Electric's Statements of Income.

The measure of segment assets is reported on PPL Electric's Balance Sheets as total consolidated assets. The measures of significant non-cash segment expenses as well as expenditures for long lived assets are reported on PPL Electric's Statements of Cash Flows.

(LG&E and KU)

Each of LG&E and KU operates as a single operating and reportable segment, and the CODM for each of LG&E and KU is its President.

The President manages LG&E and KU as a single consolidated entity. Financial metrics including net income, earnings from ongoing operations, earnings per share and return on equity, as well as various operational metrics are used to assess segment performance and make investment and resource decisions.

The significant segment expenses of and measure of profit and loss for each of LG&E and KU regularly provided to its President are included on the face of the Statements of Income of LG&E and KU.

The measures of segment assets are reported on the Balance Sheets of LG&E and KU as total assets. The measures of significant non-cash segment expenses as well as expenditures for long lived assets are reported on the Statements of Cash Flows of LG&E and KU.

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

Distribution Revenue

Distribution revenues are primarily from the sale of electricity, natural gas, and related services to retail customers. Distribution sales are regulated by the RIPUC, which is responsible for approving the rates and other terms of services as part of the rate making process. Natural gas and electric distribution revenues are derived from the regulated sale and distribution of electricity and natural gas to residential, commercial, and industrial customers within RIE’s service territory under the tariff rates. The performance obligation related to distribution sales is to provide electricity and natural gas to customers on demand. The performance obligation is satisfied over time because the customer simultaneously receives and consumes the electricity or natural gas as services are provided. RIE records revenues related to the distribution sales based upon the approved tariff rate and the volume delivered to the customers, which corresponds with the amount RIE has the right to invoice. Customers are typically billed monthly and outstanding amounts are normally due within 21 days of date of the bill.

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

(All Registrants)

The following table reconciles "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the years ended December 31:

	2024
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)(b)	$8,462	$2,876	$1,648	$1,964
Revenues derived from:
Alternative revenue programs (c)	5	(19)	13	16
Other (d)	(23)	(15)	(4)	(4)
Revenues from Contracts with Customers	$8,444	$2,842	$1,657	$1,976

	2023
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)(b)	$8,312	$3,008	$1,613	$1,884
Revenues derived from:
Alternative revenue programs (c)	1	5	(1)	(5)
Other (d)	(23)	(15)	(4)	(4)
Revenues from Contracts with Customers	$8,290	$2,998	$1,608	$1,875

	2022
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)(b)	$7,902	$3,030	$1,798	$2,074
Revenues derived from:
Alternative revenue programs (c)	(92)	(56)	9	5
Other (d)	(24)	(14)	(6)	(4)
Revenues from Contracts with Customers	$7,786	$2,960	$1,801	$2,075

(a)PPL includes $2,024 million, $1,851 million and $1,038 million for the twelve months ended December 31, 2024, 2023, and 2022 of revenues from external customers reported by the Rhode Island Regulated segment. PPL Electric represents revenues from external customers reported by the Pennsylvania Regulated segment and LG&E and KU, net of intercompany power sales and transmission revenues, represent revenues from external customers reported by the Kentucky Regulated segment. See Note 2 for additional information.
(b)PPL's transition services agreement associated with the RIE acquisition ended in the third quarter of 2024. In conjunction with the completion of the agreement, PPL conformed the presentation of RIE's and the Rhode Island Regulated segment’s net metering charges with the presentation of the other segments, resulting in an increase in Operating Revenues and a corresponding increase in Energy purchases beginning on January 1, 2024. For the year ended December 31, 2024, net metering of $175 million was included in Energy purchases on PPL's Statement of Income. For the years ended December 31, 2023 and 2022, $146 million and $79 million of net metering was presented as a reduction of Operating Revenues on PPL's Statement of Income.
(c)This line item shows the over/under collection of rate mechanisms deemed alternative revenue programs with over-collections of revenue shown as positive amounts in the table above and under collections as negative amounts.
(d)Represents additional revenues outside the scope of revenues from contracts with customers such as leases and other miscellaneous revenues.

The following table shows revenues from contracts with customers disaggregated by customer class for the years ended December 31:

	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2024
PA Regulated	$1,502	$418	$47	$57	$—	$—	$818	$2,842
RI Regulated (c)	1,150	593	91	10	—	—	176	2,020
KY Regulated	1,510	1,028	635	323	23	63	—	3,582
Total PPL	$4,162	$2,039	$773	$390	$23	$63	$994	$8,444

	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
2023
PA Regulated	$1,649	$444	$55	$54	$—	$—	$796	$2,998
RI Regulated	640	228	20	793	—	—	170	1,851
KY Regulated	1,458	1,001	637	272	22	50	—	3,440
Corp and Other	—	—	—	1	—	—	—	1
Total PPL	$3,747	$1,673	$712	$1,120	$22	$50	$966	$8,290

2022
PA Regulated	$1,647	$491	$85	$54	$—	$—	$683	$2,960
RI Regulated	299	101	9	478	—	—	101	988
KY Regulated	1,637	1,068	662	323	28	97	—	3,815
Corp and Other	—	—	—	23	—	—	—	23
Total PPL	$3,583	$1,660	$756	$878	$28	$97	$784	$7,786

PPL Electric
2024	$1,502	$418	$47	$57	$—	$—	$818	$2,842
2023	$1,649	$444	$55	$54	$—	$—	$796	$2,998
2022	$1,647	$491	$85	$54	$—	$—	$683	$2,960

LG&E
2024	$754	$518	$188	$147	$—	$50	$—	$1,657
2023	$751	$517	$189	$104	$—	$47	$—	$1,608
2022	$835	$551	$199	$141	$—	$75	$—	$1,801

KU
2024	$756	$510	$447	$176	$23	$64	$—	$1,976
2023	$707	$484	$448	$168	$22	$46	$—	$1,875
2022	$802	$517	$463	$182	$28	$83	$—	$2,075

(a)Primarily includes revenues from pole attachments, street lighting, other public authorities and other non-core businesses. For the years ended December 31, 2023 and 2022, the Rhode Island Regulated segment primarily includes open access tariff revenues, which are calculated on combined customer classes.
(b)Includes wholesale power and transmission revenues. LG&E and KU amounts include intercompany power sales and transmission revenues, which are eliminated upon consolidation at PPL.
(c)PPL's transition services agreement associated with the RIE acquisition ended in the third quarter of 2024. In conjunction with the completion of the agreement, PPL disaggregated the 2024 revenues of the Rhode Island Regulated segment in a manner consistent with that of its other segments. This resulted in certain customer revenues for the Rhode Island Regulated segment, which were previously presented in the "Other" category, being presented in the "Residential", "Commercial" or "Industrial" customer classes beginning on January 1, 2024. Applying the previous methodology to 2024 revenues would result in $469 million of Residential, $372 million of Commercial and $88 million of Industrial for the Rhode Island Regulated segment being presented as "Other" for the year ended December 31, 2024.

As discussed in Note 2, PPL segments its business by geographic location. Revenues from external customers for each segment/geographic location are reconciled to revenues from contracts with customers in the footnotes to the tables above. PPL Electric's revenues from contracts with customers are further disaggregated by distribution and transmission as indicated in the above tables.

Contract receivables from customers are primarily included in "Accounts receivable - Customer" and "Unbilled revenues" on the Balance Sheets.

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the year ended December 31:

	2024	2023	2022
PPL(a)	$103	$79	$70
PPL Electric	52	47	21
LG&E	4	4	6
KU	4	2	6

(a)Includes $23 million for the twelve months ended December 31, 2022 related to the commitment to forgive customer arrearages for low-income and protected residential customers at RIE. See Note 9 for additional information.

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers:

	PPL	PPL Electric	LG&E	KU
Contract liabilities as of December 31, 2024	$39	$28	$5	$6
Contract liabilities as of December 31, 2023	43	29	6	7
Revenue recognized during the year ended December 31, 2024 that was included in the contract liability balance at December 31, 2023	26	12	6	7

Contract liabilities as of December 31, 2023	$43	$29	$6	$7
Contract liabilities as of December 31, 2022	34	23	5	6
Revenue recognized during the year ended December 31, 2023 that was included in the contract liability balance at December 31, 2022	21	10	5	6

Contract liabilities as of December 31, 2022	$34	$23	$5	$6
Contract liabilities as of December 31, 2021	42	25	6	6
Revenue recognized during the year ended December 31, 2022 that was included in the contract liability balance at December 31, 2021	25	12	6	6

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

4. Preferred Securities

(PPL)

PPL is authorized to issue up to 10 million shares of preferred stock. No PPL preferred stock was issued or outstanding in 2024, 2023 or 2022.

(PPL Electric)

PPL Electric is authorized to issue up to 20,629,936 shares of preferred stock. No PPL Electric preferred stock was issued or outstanding in 2024, 2023 or 2022.

(LG&E)

LG&E is authorized to issue up to 1,720,000 shares of preferred stock at a $25 par value and 6,750,000 shares of preferred stock without par value. LG&E had no preferred stock issued or outstanding in 2024, 2023 or 2022.

(KU)

KU is authorized to issue up to 5,300,000 shares of preferred stock and 2,000,000 shares of preference stock without par value. KU had no preferred or preference stock issued or outstanding in 2024, 2023 or 2022.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended December 31, used in the EPS calculation are:

	2024	2023	2022
Income (Numerator)
Income from continuing operations after income taxes	$888	$740	$714
Less amounts allocated to participating securities	2	1	1
Income from continuing operations after income taxes available to PPL common shareowners - Basic and Diluted	$886	$739	$713

Income from discontinued operations (net of income taxes) available to PPL common shareowners - Basic and Diluted	$—	$—	$42

Net income attributable to PPL	$888	$740	756
Less amounts allocated to participating securities	2	1	1
Net income available to PPL common shareowners - Basic and Diluted	$886	$739	$755

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	737,756	737,036	736,027
Add: Dilutive share-based payment awards (a)	2,097	1,130	875
Weighted-average shares - Diluted EPS	739,853	738,166	736,902

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$1.20	$1.00	$0.97
Income from discontinued operations (net of income taxes)	—	—	0.06
Net Income available to PPL common shareowners	$1.20	$1.00	$1.03

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$1.20	$1.00	$0.96
Income from discontinued operations (net of income taxes)	—	—	0.06
Net Income available to PPL common shareowners	$1.20	$1.00	$1.02

(a)The Treasury Stock Method was applied to non-participating share-based payment awards.

For the years ended December 31, PPL issued common stock related to stock-based compensation plans as follows (in thousands):

	2024	2023
DRIP	202	—

For the years ended December 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive:

	2024	2023	2022
Stock-based compensation awards	—	243	93

6. Income and Other Taxes

(PPL)

"Income from Continuing Operations Before Income Taxes" is from domestic operations.

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

Net deferred tax assets have been recognized based on management's estimates of future taxable income.

Significant components of PPL's deferred income tax assets and liabilities were as follows:

	2024	2023
Deferred Tax Assets
Deferred investment tax credits	28	28
Regulatory liabilities	133	123
Income taxes due to customers	418	436
Accrued pension and postretirement costs	112	101
State loss carryforwards	224	253
Federal and state tax credit carryforwards	24	67
Internal Revenue Code Section 197 intangibles	72	78
Contributions in aid of construction	163	149
Bad debt	37	28
Other	114	111
Valuation allowances	(224)	(245)
Total deferred tax assets	1,101	1,129

Deferred Tax Liabilities
Plant - net	3,898	3,749
Regulatory assets	432	376
Prepayments	39	47
Goodwill	38	22
Other	38	30
Total deferred tax liabilities	4,445	4,224
Net deferred tax liability	$3,344	$3,095

State deferred taxes are determined by entity and by jurisdiction. As a result, $12 million and $9 million of net deferred tax assets are shown as "Other noncurrent assets" on the Balance Sheets for 2024 and 2023.

At December 31, 2024, PPL had the following loss and tax credit carryforwards, related deferred tax assets and valuation allowances recorded against the deferred tax assets:

	Gross	Deferred Tax Asset	Valuation Allowance	Expiration
Loss and other carryforwards
State net operating losses	$5,011	$224	$(221)	2025-2044
State charitable contributions	10	1	(1)	2025-2029
Foreign capital loss	8	2	(2)	Indefinite

	Gross	Deferred Tax Asset	Valuation Allowance	Expiration
Credit carryforwards
Federal - other		14	—	2044
State recycling credit		8	—	2028
State - other		2	—	Indefinite

Valuation allowances have been established for the amount that, more likely than not, will not be realized. The changes in deferred tax valuation allowances were as follows:

		Additions
	Balance at Beginning of Period	Charged to Income		Charged to Other Accounts	Deductions		Balance at End of Period
2024	$245	$3		$1	$25	(a)	$224
2023	213	54	(b)	—	22	(c)	245
2022	462	10		—	259	(d)	213

(a)In 2024, PPL recorded a $23 million decrease in a valuation allowance on a 2004 state net operating loss carryforward that expired in 2024.
(b)PPL has a Pennsylvania net operating loss fully offset by a valuation allowance. In 2023, PPL adjusted the net operating loss and related valuation allowance to be recorded at the current estimate of the applicable rate at which each portion of the net operating loss that will expire and be written off as the rate is reduced annually by one half a percentage point until the rate reaches to 4.99% in 2031.
(c)In 2023, PPL recorded a $22 million decrease in a valuation allowance on a 2003 state net operating loss carryforward that expired in 2023.
(d)In 2022, PPL recorded a $36 million decrease in a valuation allowance on a 2002 state net operating loss carryforward that expired in 2022 and a $213 million decrease in the valuation allowance due to the Pennsylvania rate change. See reconciliation of income tax table below.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows:

	2024	2023	2022
Income Tax Expense (Benefit)
Current - Federal (a)	$23	$(175)	$(2)
Current - State	9	37	24
Total Current Expense (Benefit)	32	(138)	22
Deferred - Federal (a)	137	286	122
Deferred - State	64	48	68
Total Deferred Expense (Benefit), excluding operating loss carryforwards	201	334	190

Amortization of investment tax credit	(3)	(3)	(3)
Tax expense (benefit) of operating loss carryforwards
Deferred - Federal	1	3	2
Deferred - State	(3)	(12)	(10)
Total Tax Expense (Benefit) of Operating Loss Carryforwards	(2)	(9)	(8)
Total income tax expense (benefit)	$228	$184	$201

Total income tax expense (benefit) - Federal	$158	$111	$119
Total income tax expense (benefit) - State	70	73	82
Total income tax expense (benefit)	$228	$184	$201

(a)In 2023, PPL purchased approximately $300 million of renewable tax credits and recorded a current tax benefit and a deferred tax expense for utilization of approximately $250 million of the credits in 2023 and prior years, per the three-year carry-back rule.

In the table above, the following income tax expense (benefit) are excluded from income taxes:

	2024	2023	2022
Discontinued operations	$—	$—	$(42)
Other comprehensive income	(8)	(14)	11
Valuation allowance recorded to other comprehensive income	—	(1)	—
Total	$(8)	$(15)	$(31)

	2024	2023	2022
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$234	$194	$192

State income taxes, net of federal income tax benefit	65	58	68
Valuation allowance adjustments (a)	2	12	9
Income tax credits (b)	(8)	(22)	(3)
Utility rate-making tax adjustments (c)	(21)	(10)	(8)
Amortization of excess deferred federal and state income taxes	(45)	(48)	(54)
Other	1	—	(3)
Total increase (decrease)	(6)	(10)	9
Total income tax expense (benefit)	$228	$184	$201
Effective income tax rate	20.4%	19.9%	22.0%

(a)In 2024, 2023, and 2022, PPL recorded deferred income tax expense of $3 million, $11 million and $5 million for valuation allowances primarily related to increased Pennsylvania net operating loss carryforwards expected to be unutilized.
(b)In 2023, PPL purchased approximately $300 million of renewable tax credits and recorded a current tax benefit and a deferred tax expense for utilization of approximately $250 million of the credits in 2023 and prior years, per the three-year carry-back rule.
(c)Primarily consists of tax impacts of AFUDC equity and related depreciation across PPL utilities and flow through tax impacts. Flow through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

	2024	2023	2022
Taxes, other than income
State gross earnings and state gross receipts	$167	$195	$175
Property and other	207	197	157
Total	$374	$392	$332

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

Significant components of PPL Electric's deferred income tax assets and liabilities were as follows:

	2024	2023
Deferred Tax Assets
Accrued pension and postretirement costs	$36	$30
Contributions in aid of construction	120	105
Regulatory liabilities	40	43
Income taxes due to customers	184	191
Other	22	27
Total deferred tax assets	402	396

Deferred Tax Liabilities
Electric utility plant - net	1,934	1,810
Regulatory assets	160	119
Prepayments	30	36
Other	4	4
Total deferred tax liabilities	2,128	1,969
Net deferred tax liability	$1,726	$1,573

PPL Electric expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows:

	2024	2023	2022
Income Tax Expense (Benefit)
Current - Federal	$44	$91	$63
Current - State	4	31	20
Total Current Expense (Benefit)	48	122	83
Deferred - Federal	86	28	60
Deferred - State	42	18	31
Total Deferred Expense (Benefit), excluding operating loss carryforwards	128	46	91

Total income tax expense (benefit)	$176	$168	$174

Total income tax expense (benefit) - Federal	$130	$119	$123
Total income tax expense (benefit) - State	46	49	51
Total income tax expense (benefit)	$176	$168	$174

	2024	2023	2022
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$158	$144	$147
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	47	49	54
Utility rate-making tax adjustments (a)	(16)	(9)	(7)
Amortization of excess deferred federal income taxes (b)	(10)	(11)	(12)
State income tax rate change (c)	—	—	(9)
Other	(3)	(5)	1
Total increase (decrease)	18	24	27
Total income tax expense (benefit)	$176	$168	$174
Effective income tax rate	23.5%	24.5%	24.9%

(a)Primarily consists of tax impacts of AFUDC equity and related depreciation across PPL utilities and flow through tax impacts. Flow through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.
(b)In 2024, 2023, and 2022, PPL Electric recorded lower income tax expense for the amortization of excess deferred taxes that primarily resulted from the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA. This amortization represents each year's refund amount, prior to a tax gross-up, to be paid to customers for previously collected deferred taxes at higher income tax rates.
(c)2022 includes a deferred tax benefit of $9 million due to the corporate net income tax rate reduction.

	2024	2023	2022
Taxes, other than income
State gross receipts	$122	$136	$142
Property and other	9	7	7
Total	$131	$143	$149

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

Significant components of LG&E's deferred income tax assets and liabilities were as follows:

	2024	2023
Deferred Tax Assets
Contributions in aid of construction	$18	$18
Regulatory liabilities	18	19
Accrued pension and postretirement costs	4	3
Deferred investment tax credits	7	8
Income taxes due to customers	110	115
State tax credit carryforwards	6	8
Lease liabilities	4	4
Valuation allowances	(6)	(8)
Other	6	8
Total deferred tax assets	167	175

Deferred Tax Liabilities
Plant - net	875	877
Regulatory assets	88	67
Lease right-of-use assets	4	3
Other	3	4
Total deferred tax liabilities	970	951
Net deferred tax liability	$803	$776

At December 31, 2024, LG&E had $6 million of state credit carryforwards that expire in 2028 and a $6 million valuation allowance related to state credit carryforwards due to insufficient projected Kentucky taxable income.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2024	2023	2022
Income Tax Expense (Benefit)
Current - Federal	$60	$70	$60
Current - State	11	13	9
Total Current Expense (Benefit)	71	83	69
Deferred - Federal	1	(15)	(10)
Deferred - State	6	2	5
Total Deferred Expense (Benefit)	7	(13)	(5)
Amortization of investment tax credit - Federal	(1)	(1)	(1)
Total income tax expense (benefit)	$77	$69	$63

Total income tax expense (benefit) - Federal	$60	$54	$49
Total income tax expense (benefit) - State	17	15	14
Total income tax expense (benefit)	$77	$69	$63

	2024	2023	2022
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$79	$70	$70
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	14	13	13
Amortization of excess deferred federal and state income taxes	(13)	(13)	(18)
Other	(3)	(1)	(2)
Total increase (decrease)	(2)	(1)	(7)
Total income tax expense (benefit)	$77	$69	$63
Effective income tax rate	20.6%	20.6%	18.8%

	2024	2023	2022
Taxes, other than income
Property and other	$49	$48	$48
Total	$49	$48	$48

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

Significant components of KU's deferred income tax assets and liabilities were as follows:

	2024	2023
Deferred Tax Assets
Contributions in aid of construction	$12	$10
Regulatory liabilities	29	23
Deferred investment tax credits	20	21
Income taxes due to customers	124	131
State tax credit carryforwards	4	4
Lease liabilities	6	5
Valuation allowances	(2)	(2)
Other	4	5
Total deferred tax assets	197	197

Deferred Tax Liabilities
Plant - net	1,053	1,045
Regulatory assets	55	50
Pension and postretirement costs	6	7
Lease right-of-use assets	6	5
Other	1	2
Total deferred tax liabilities	1,121	1,109
Net deferred tax liability	$924	$912

At December 31, 2024, KU had $4 million of state credit carryforwards of which $2 million will expire in 2028 and $2 million that has an indefinite carryforward period. At December 31, 2024, KU had a $2 million valuation allowance related to state credit carryforwards due to insufficient projected Kentucky taxable income.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2024	2023	2022
Income Tax Expense (Benefit)
Current - Federal	$87	$73	$63
Current - State	17	13	11
Total Current Expense (Benefit)	104	86	74
Deferred - Federal	(15)	(11)	(3)
Deferred - State	2	4	7
Total Deferred Expense (Benefit)	(13)	(7)	4
Amortization of investment tax credit - Federal	(2)	(2)	(2)
Total income tax expense (benefit)	$89	$77	$76

Total income tax expense (benefit) - Federal	$70	$60	$58
Total income tax expense (benefit) - State	19	17	18
Total income tax expense (benefit)	$89	$77	$76

	2024	2023	2022
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$93	$82	$84
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	16	15	16
Amortization of investment tax credit	(2)	(2)	(2)
Amortization of excess deferred federal and state income taxes	(17)	(17)	(21)
Other	(1)	(1)	(1)
Total decrease	(4)	(5)	(8)
Total income tax expense (benefit)	$89	$77	$76
Effective income tax rate	20.0%	19.8%	19.1%

	2024	2023	2022
Taxes, other than income
Property and other	$49	$45	$45
Total	$49	$45	$45

(All Registrants)

Unrecognized Tax Benefits

PPL or its subsidiaries file tax returns in four major tax jurisdictions. The income tax provisions for PPL Electric, LG&E and KU are calculated in accordance with an intercompany tax sharing agreement, which provides that taxable income be calculated as if each domestic subsidiary filed a separate consolidated return. PPL Electric or its subsidiaries indirectly or directly file tax returns in three major tax jurisdictions, and LG&E and KU indirectly or directly file tax returns in two major tax jurisdictions. With few exceptions, at December 31, 2024, these jurisdictions, as well as the tax years that are no longer subject to examination, were as follows.

	PPL	PPL Electric	LG&E	KU
U.S. (federal)	2020 and prior	2020 and prior	2020 and prior	2020 and prior
Pennsylvania (state)	2020 and prior	2020 and prior
Kentucky (state)	2019 and prior	2019 and prior	2019 and prior	2019 and prior

Other

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

(PPL, LG&E and KU)

LG&E is subject to the jurisdiction of the KPSC and the FERC, and KU is subject to the jurisdiction of the KPSC, the VSCC and the FERC.

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

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations at December 31:

	PPL		PPL Electric		LG&E		KU
	2024	2023	2024	2023	2024	2023	2024	2023
Current Regulatory Assets:
Rate adjustment mechanism	$95	$118	$—	$—	$—	$—	$—	$—
Renewable energy certificates	14	14	—	—	—	—	—	—
Derivative instruments	3	51	—	—	—	—	—	—
Smart meter rider	7	6	7	6	—	—	—	—
Storm damage expense rider	68	12	68	12	—	—	—	—
Transmission service charge	44	43	27	31	—	—	—	—
Transmission formula rate	14	5	2	—	—	—	—	—
ISR deferral	22	11	—	—	—	—	—	—
Gas line tracker	4	—	—	—	4	—	—	—
TCJA customer refund and recovery	21	—	21	—	—	—	—	—
DSIC	8	7	8	7	—	—	—	—
Other	20	26	—	1	4	7	1	3
Total current regulatory assets	$320	$293	$133	$57	$8	$7	$1	$3

Noncurrent Regulatory Assets:
Defined benefit plans	$967	$887	$473	$417	$226	$217	$149	$136
Plant outage cost	30	38	—	—	7	10	23	28
Net metering	147	112	—	—	—	—	—	—
Environmental cost recovery	96	99	—	—	—	—	—	—
Storm costs	113	97	22	—	20	15	29	14
Unamortized loss on debt	20	22	3	3	9	10	6	7
Interest rate swaps	4	7	—	—	4	7	—	—
Terminated interest rate swaps	53	58	—	—	31	34	22	24
Accumulated cost of removal of utility plant	173	178	173	178	—	—	—	—
AROs	280	289	—	—	75	76	205	213
Retired asset recovery	83	—	—	—	83	—	—	—
Derivative instruments	1	8	—	—	—	—	—	—
Gas line inspections	24	21	—	—	22	19	2	2
Advanced metering infrastructure	28	15	—	—	14	7	14	8
Other	41	43	2	—	—	—	8	7
Total noncurrent regulatory assets	$2,060	$1,874	$673	$598	$491	$395	$458	$439

	PPL		PPL Electric		LG&E		KU
	2024	2023	2024	2023	2024	2023	2024	2023
Current Regulatory Liabilities:
Generation supply charge	$52	$51	$52	$51	$—	$—	$—	$—
TCJA customer refund and recovery	—	5	—	5	—	—	—	—
Act 129 compliance rider	2	15	2	15	—	—	—	—
Transmission formula rate	1	21	—	18	—	—	—	—
Rate adjustment mechanism	71	72	—	—	—	—	—	—
Energy efficiency	25	23	—	—	—	—	—	—
Gas supply clause	—	15	—	—	—	15	—	—
DSM	17	1	—	—	7	—	10	1
Environmental cost recovery	12	—	—	—	6	—	6	—
Other	43	22	3	2	1	1	6	—
Total current regulatory liabilities	$223	$225	$57	$91	$14	$16	$22	$1

	PPL		PPL Electric		LG&E		KU
	2024	2023	2024	2023	2024	2023	2024	2023
Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$1,022	$996	$—	$—	$314	$306	$408	$399
Power purchase agreement - OVEC	10	19	—	—	7	13	3	6
Net deferred taxes	1,899	1,977	739	763	439	459	498	523
Defined benefit plans	294	252	100	73	24	20	65	59
Terminated interest rate swaps	54	57	—	—	27	29	27	28
Energy efficiency	16	5	—	—	—	—	—	—
Other	40	34	—	—	4	—	8	3
Total noncurrent regulatory liabilities	$3,335	$3,340	$839	$836	$815	$827	$1,009	$1,018
`

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

(PPL, LG&E and KU)

As a result of previous rate case settlements and orders, the difference between pension cost calculated in accordance with LG&E's and KU's pension accounting policy and pension cost calculated using a 15-year amortization period for actuarial gains and losses and settlements are recorded as a regulatory asset. As of December 31, 2024, the balances were $79 million for PPL, $44 million for LG&E and $35 million for KU. As of December 31, 2023, the balances were $86 million for PPL, $46 million for LG&E and $40 million for KU.

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

As provided in the Amended Settlement Agreement (ASA), RIE has the authority from the RIPUC to treat certain incremental O&M expenses related to specific extraordinary storms as a regulatory asset and defer such costs for regulatory accounting and reporting purposes. Once all expenses for the extraordinary storm have been finalized, RIE files a final accounting of those storm expenses with the RIPUC that is subject to review by the RIPUC and the Rhode Island Division of Public Utilities and Carriers.

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

Net Deferred Taxes

Regulatory liabilities associated with net deferred taxes represent the future revenue impact from the adjustment of deferred income taxes required primarily for excess deferred taxes and unamortized investment tax credits, largely a result of the TCJA.

(PPL and PPL Electric)

Distribution System Improvement Charge (DSIC)

The DSIC is authorized under Act 11 and is considered an alternative ratemaking mechanism providing more timely cost recovery of qualifying distribution system capital improvements. DSIC is charged to all customers taking distribution service as a percentage of total distribution revenue (excluding State Tax Adjustment Surcharge). DSIC is capped at 5% of the total amount billed to all customers for distribution service (including reconcilable riders) which provides a safeguard for customers. PPL Electric is permitted to utilize the DSIC mechanism so long as the rolling 12-month ROE for the applicable period does not exceed the PAPUC ROE in the company’s PAPUC quarterly financial report filing. The DSIC contains a reconciliation mechanism whereby any over- or under-recovery from customers is either refunded to, or recovered from, customers through the adjustment factor determined for the subsequent year.

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

Transmission Formula Rate

PPL Electric's transmission revenues are billed in accordance with a FERC-approved Open Access Transmission Tariff that utilizes a formula-based rate recovery mechanism. Under this formula, beginning in 2023, rates are put into effect on January 1st of each year based upon actual expenditures from the most recently filed FERC Form 1, forecasted capital additions, and other data based on PPL Electric’s books and records. 2023 was considered a transitional period as the calendar year rate approved by FERC became effective April 1, 2023. Rates are compared during the year to the estimated annual expenses and capital additions that will be filed in PPL Electric’s annual FERC Form 1, filed under the FERC's Uniform System of Accounts. Under the mechanism, any difference between the revenue requirement in effect and actual expenditures incurred for that year is recorded as a regulatory asset or regulatory liability, and the regulatory asset or regulatory liability is to be recovered from or returned to customers starting one year after the conclusion of the rate year.

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

TCJA Customer Refund and Recovery

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

Power Purchase Agreement - OVEC

As a result of purchase accounting associated with PPL's acquisition of LG&E and KU, the fair values of the OVEC power purchase agreement were recorded on the balance sheets of LG&E and KU with offsets to regulatory liabilities. The regulatory liabilities are being amortized using the units-of-production method until March 2026, the expiration date of the agreement at the date of the acquisition. LG&E's and KU's customer rates continue to reflect the original contracts. See Notes 12 and 17 for additional discussion of the power purchase agreement.

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

Plant Outage Costs

From July 1, 2017 through June 30, 2021, plant outage costs were normalized for ratemaking purposes based on an average level of expenses. Plant outage expenses that were greater or less than the average will be collected from or returned to customers, through future base rates. Effective July 1, 2021, under-recovered plant outage costs are being amortized through 2029 for LG&E and KU.

Advanced Metering Infrastructure

In 2021 orders from the KPSC, LG&E and KU received approval to record regulatory assets comprised of the operating expenses associated with implementation of the AMI project and the incremental difference between AFUDC accrued at LG&E’s and KU’s weighted average cost of capital and that calculated using the methodology approved by the FERC. Recovery of these costs will be determined in the base rate case proceeding following the completion of the AMI implementation project.

(PPL)

Derivative Instruments

Derivative instruments that qualify for recovery from, or refund to, customers through future rates are recorded at fair value, with changes in fair value recorded as regulatory assets or regulatory liabilities in the period in which the change occurs. The balance is reconcilable, and any over- or under-recovery from customers will be refunded or recovered annually in the subsequent year.

Energy Efficiency

The energy efficiency mechanism is designed to collect the estimated costs of RIE’s energy efficiency plan for the upcoming calendar year. Any differences between revenue billed to customers through RIE's energy efficiency charge and the costs of RIE’s energy efficiency programs, as approved by the RIPUC, are recorded as regulatory assets or regulatory liabilities. The final annual over or under collection is reconciled in the next year's energy efficiency plan filing, as part of the reconciliation factor calculation. RIE may file to change the energy efficiency plan charge at any time should significant over-or under-recoveries occur.

Net Metering

The net metering mechanism provides for recovery of costs associated with customer-installed on-site generation facilities, including the costs of renewable generation credits. Net metering is reconcilable annually, and any over- or under-recovery from customers will be refunded to, or recovered from, customers through the adjustment factor determined for the subsequent year.

Rate Adjustment Mechanisms

In addition to commodity costs, RIE is subject to a number of additional rate adjustment mechanisms whereby a regulatory asset or regulatory liability is recognized resulting from differences between actual revenues and the underlying cost being recovered or differences between actual revenues and targeted amounts as approved by the RIPUC. The rate adjustment mechanisms are reconcilable, and any over- or under-recovery from customers are to be refunded or recovered annually in the subsequent year.

Renewable Energy Certificates

The Renewable Energy Certificates regulatory asset represents deferred costs associated with RIE's compliance obligation with the Rhode Island Renewable Portfolio Standard (RPS). The RPS is legislation established to foster the development of new renewable energy sources. The regulatory asset will be recovered over the next year.

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

(PPL and LG&E)

Gas Supply Clause

LG&E's natural gas rates contain a gas supply clause, whereby the expected cost of natural gas supply and variances between actual and expected costs and customer usage from prior periods are adjusted quarterly in LG&E's rates, subject to approval by the KPSC. The gas supply clause previously included a separate natural gas procurement incentive mechanism, which allowed LG&E's rates to be adjusted annually to share savings between the actual cost of gas purchases and market indices, with the shareholders and the customers during each performance-based rate year (12 months ending October 31). The operation of this incentive mechanism expired on October 31, 2024, but savings achieved through October 31, 2024 will be included in LG&E’s rates through October 31, 2026. The regulatory assets or liabilities represent the total amounts that have been under- or over-recovered due to timing or adjustments to the mechanisms and are typically recovered or refunded within 18 months.

Retired Asset Recovery (RAR) Rider

The RAR rider was established by KPSC orders in 2021 to provide recovery of and return on the remaining investment in certain electric generating units, including the remaining net book value of each unit, materials and supplies that cannot be used at other plants and any associated removal costs, upon their retirement over a ten-year period following retirement. Costs included as of December 31, 2024 represent the remaining net book value and materials and supplies that cannot be used as a result of the retirement of Mill Creek Unit 1. The associated removal costs will be added to the RAR rider regulatory asset or regulatory liability as costs are incurred.

Regulatory Matters

Rhode Island Activities (PPL)

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

On September 27, 2023, the RIPUC unanimously approved RIE to deploy an AMF-based metering system for the electric distribution business. RIE is authorized to seek recovery of the approved capital investment through the ISR process with an overall multi-year cap on recovery at approximately $153 million, subject to certain terms, conditions and limitations with respect to the potential offsets and recoverability of certain costs. RIE is required to continue spending even if above the recovery cap, until it achieves the functionalities outlined in the AMF Business Case. RIE filed with the RIPUC for approval of (i) an updated electric Service Quality Plan on December 27, 2023, (ii) additional compliance tariff provisions regarding recovery and updated cost schedules to reflect the RIPUC's decision on December 22, 2023, and (iii) electric and gas tariff advice filings for RIPUC Automatic Meter Reading/AMF meter opt-out tariff provision on September 19, 2024. The RIPUC approved RIE’s revised service quality metrics with certain modifications on August 1, 2024 and October 30, 2024. In addition, the RIPUC approved RIE’s AMR/AMF opt-out tariff provisions for electric and natural gas with modifications on December 19, 2024 for effect January 1, 2025, and approved the proposed updated fees to be assessed at the start of the AMF roll-out. On January 7, 2025, RIE filed compliance tariffs to reflect the RIPUC’s ruling, which they approved at their January 23, 2025 Open Meeting.

Grid Modernization Plan (GMP)

RIE filed a new GMP with the RIPUC on December 30, 2022. The new GMP filing consists of a holistic suite of grid modernization investments that will provide RIE with the tools and capability to manage the electric distribution system more granularly considering a range of distributed energy resources adoption levels, accelerated by Rhode Island's climate mandates, while at the same time maintaining a safe and reliable electric distribution system. The GMP is an informational guidance document that supports the grid modernization investments to be proposed in future electric ISR plans. Consequently, RIE did not request approval from the RIPUC for any specific investments or seek cost recovery as part of the GMP; rather, RIE requested the RIPUC issues an order affirming RIE's compliance with its obligation to file a GMP that meets the requirements of the ASA. At an Open Meeting on November 21, 2024, the RIPUC unanimously ruled that RIE satisfied the requirement to file a GMP. This decision does not represent a ruling on the GMP and the docket will remain open, though RIE does not expect further action on this docket.

FY 2025 Gas ISR Plan

On December 22, 2023, RIE filed its FY 2025 Gas ISR Plan with the RIPUC with a budget that includes $185 million of capital investment spend plus up to an additional $11 million of contingency plan spending in connection with the PHMSA's potential enactment of regulations during FY 2025 that, if enacted would significantly alter RIE's leak detection and repair obligations under federal regulations. RIE also filed its proposed gas ISR plan budgetary and reconciliation framework, addressing issues raised in connection with its FY submission, with its FY 2025 ISR Plan. The RIPUC held hearings in March 2024, and on March 26, 2024, approved, the plan, including the proposed budgetary and reconciliation framework, with a total approved FY 2025 Gas ISR Plan of $180 million of which $168 million is for capital investment spend and $12 million spend for paving costs as operations and maintenance (O&M), plus the potential additional $11 million available if the above-mentioned regulations are implemented by the PHMSA. On March 28, 2024, the RIPUC approved RIE's compliance filing for rates effective April 1, 2024.

FY 2026 Gas ISR Plan

On December 31, 2024, RIE filed its FY 2026 Gas ISR Plan with the RIPUC with a budget that includes $187 million of capital investment spend and up to $15 million of additional contingency plan spend in connection with the PHMSA's potential enactment of regulations during FY 2026 that, if enacted, would significantly alter RIE's leak detection and repair obligations under federal regulations. The Plan also includes proposed spending on curb-to-curb paving of $22 million. A decision from the RIPUC on the Plan is expected by March 31, 2025. RIE cannot predict the outcome of this matter.

FY 2025 Electric ISR Plan

On December 21, 2023, RIE filed its FY 2025 Electric ISR Plan with the RIPUC with a budget that includes $141 million of capital investment spend, $13 million of vegetation management O&M spend and $1 million of Other O&M spend. RIE also filed its proposed electric ISR plan budgetary and reconciliation framework addressing issues raised in connection with its FY 2024 submission, with its FY 2025 ISR Plan. The RIPUC held hearings in March 2024, and on March 26, 2024, approved the plan, including the proposed budgetary and reconciliation framework, with modifications to the proposed capital investment spend, resulting in a total approved FY 2025 Electric ISR Plan of $132 million for capital investment spend, $13 million for vegetation management O&M spend, and $1 million for Other O&M spend. On March 28, 2024, the RIPUC approved RIE's compliance filing for rates effective April 1, 2024.

FY 2026 Electric ISR Plan

On December 23, 2024, RIE filed its FY 2026 Electric ISR Plan with the RIPUC with a budget that includes $160 million of capital investment spend, $14 million of vegetation O&M spend and $1 million of Other O&M spend. In addition, the FY 2026 Electric ISR Plan includes $88 million of capital investment spend for Advanced Metering Functionality (AMF) which, together with the $160 million of capital investment spend, results in total capital investment spend of $248 million. A decision from the RIPUC is expected by March 31, 2025. RIE cannot predict the outcome of this matter.

Kentucky Activities (PPL, LG&E and KU)

Kentucky January 2025 Storm

In January 2025, LG&E and KU experienced snow, ice, sleet and freezing rain in their service territories, resulting in substantial damage to certain of LG&E's and KU's assets. On January 31, 2025, LG&E and KU submitted a filing with the KPSC requesting regulatory asset treatment of the extraordinary operations and maintenance expenses portion of the costs incurred related to the storm. These are estimated to be $2 million for LG&E and $8 million for KU. LG&E and KU cannot predict the outcome of this matter.

Kentucky September 2024 Storm

In September 2024, LG&E and KU experienced significant winds and rain activity in their service territories, resulting in substantial damage to certain of LG&E's and KU's assets. On October 15, 2024, LG&E and KU submitted a filing with the KPSC requesting regulatory asset treatment of the extraordinary operations and maintenance expenses portion of the costs incurred related to the storm. On December 4, 2024, the KPSC issued an order approving LG&E’s and KU’s request for regulatory asset accounting treatment, with recovery amounts and amortization thereof to be determined in subsequent base rate proceedings. LG&E and KU cannot predict the outcome of this matter. As of December 31, 2024, LG&E and KU recorded regulatory assets related to the storm of $2 million and $11 million.

Kentucky May 2024 Storm

In May 2024, LG&E and KU experienced significant windstorm activity in their service territories, resulting in substantial damage to certain of LG&E's and KU's assets. On June 13, 2024, LG&E and KU submitted a filing with the KPSC requesting regulatory asset treatment of the extraordinary operations and maintenance expenses portion of the costs incurred related to the storm. On July 2, 2024, the KPSC issued an order provisionally approving the request for accounting purposes, noting that the decision on approval of recovery would be determined in the future. On November 21, 2024, the KPSC issued an order confirming the approval of LG&E’s and KU’s request for regulatory asset accounting treatment, with recovery amounts and amortization thereof to be determined in subsequent base rate proceedings. LG&E and KU cannot predict the outcome of this matter. As of December 31, 2024, LG&E and KU recorded regulatory assets related to the storm of $4 million and $5 million.

KPSC Investigation Related to Winter Storm Elliott

On December 22, 2023, the KPSC initiated an investigation into the practices of LG&E and KU regarding the provision of electric service from December 23, 2022 through December 25, 2022, during a period of extreme temperatures during Winter Storm Elliott. The investigation was the result of LG&E's and KU's need to implement brief service interruptions to approximately 55,000 customers during this period. The purpose of the investigation was to supplement discovery and examination already completed through LG&E's and KU's CPCN proceedings, a legislative hearing completed in February 2023 and reports completed by the NERC and the FERC related to the issue. Additionally, the investigation was to evaluate LG&E's and KU's actions taken, or planned to be taken, since Winter Storm Elliott that affect their ability to provide service during periods of variable weather and power system stress. LG&E and KU believe actions taken during the period under question were necessary and appropriate. A hearing on the matter occurred on May 23, 2024. On January 7, 2025, the KPSC issued an Order finding that LG&E and KU did not willfully violate a regulation, statute or KPSC Order associated with the Winter Storm Elliot event. The case is now closed and removed from the KPSC’s docket.

Mill Creek Unit 1 and Unit 2 Retired Asset Recovery (RAR) (PPL and LG&E)

In November 2023, the KPSC issued an order approving, among other items, the requested retirement of Mill Creek Units 1 and 2.

On October 4, 2024, LG&E submitted an application related to the retirement of Mill Creek Unit 1, which occurred on December 31, 2024, requesting recovery of associated costs under the RAR rider. LG&E expects these costs to be approximately $125 million and proposes to begin application of the RAR rider with bills issued in May 2025. On October 28, 2024, the KPSC issued an order to establish a procedural schedule regarding its investigation of the reasonableness of the proposed tariff. The KPSC intends to rule on the matter by February 28, 2025. LG&E cannot predict the outcome of this proceeding.

Mill Creek Unit 2 is expected to be retired in 2027. LG&E anticipates the recovery of associated costs, including the remaining net book value, for Mill Creek Unit 2 through the RAR rider. The remaining net book value of Mill Creek Unit 2 was approximately $221 million at December 31, 2024 and LG&E is continuing to depreciate using the current approved rates through its retirement date in 2027. LG&E expects to reclassify the net book value remaining at retirement, which is expected to total approximately $161 million, to a regulatory asset to be amortized over a period of ten years in accordance with the RAR.

Pennsylvania Activities (PPL and PPL Electric)

PAPUC investigation into billing issues

On January 31, 2023, the PAPUC initiated an investigation focused on billing issues related to estimated, irregular bills and customer service concerns following customer complaints, which for many customers were driven by increased prices for electricity supply. Certain bills issued during the time period of December 20, 2022 through January 9, 2023 were estimated due to a technical issue that prevented PPL Electric from providing actual collected meter data to customer facing and other internal systems. Customers also reported difficulties accessing PPL Electric's website and contacting the customer service call center. The PAPUC’s Bureau of Investigation & Enforcement (I&E) has directed PPL Electric to respond to certain inquiries and document requests. PPL Electric submitted its responses to the information request and cooperated fully with the investigation. PPL Electric reached a Settlement Agreement with I&E on November 21, 2023. In the settlement, PPL Electric agreed to pay a civil penalty of $1 million, make certain remedial improvements to its billing systems and processes, and agreed to not seek recovery for extraordinary costs incurred in responding to or resulting from the billing event. On November 21, 2023, PPL Electric and I&E submitted a Joint Petition for Approval of Settlement to the PAPUC. On January 18, 2024, the PAPUC issued an Order requesting public comment prior to the PAPUC entering a Final Order on the petition. Comments were due on February 28, 2024, and comments were filed by the Office of Consumer Advocate, CAUSE-PA (low-income advocate), and individual customers. On March 19, 2024, PPL Electric filed reply comments. On April 25, 2024, the PAPUC announced at its public meeting that it would be issuing an order approving the Settlement Agreement with modifications. The modifications included converting the $1 million civil penalty to a $1 million donation to PPL Electric's hardship fund, Operation HELP, and requiring PPL Electric to make various progress reports on efforts to remediate the billing issue. PPL Electric and I&E had 20 business days from the issuance of the PAPUC order to accept or reject the proposed modifications to the Settlement Agreement. The time period to withdraw from the Settlement Agreement expired on June 14, 2024, without PPL Electric or I&E withdrawing from the Settlement Agreement, and the terms of the Settlement Agreement, as modified by the PAPUC's order, are now final. PPL Electric is in the process of complying with the terms of the Settlement Agreement, and made the required contribution to Operation HELP on June 24, 2024.

PPL Electric incurred expenses, primarily related to billing write-offs, of $18 million and $34 million for the years ended December 31, 2024 and 2023 related to the billing issue. PPL Electric will not seek regulatory recovery of these costs.

DSIC Petition

On April 26, 2024, PPL Electric filed a Petition with the PAPUC requesting that the PAPUC waive PPL Electric's DSIC cap of 5% of billed revenues and increase the maximum allowable DSIC to 9% for bills rendered on or after January 1, 2025. On November 21, 2024, the Administrative Law Judge in the proceeding issued a Recommended Decision recommending the denial of PPL Electric’s DSIC Cap Waiver Petition. PPL Electric filed exceptions to the Recommended Decision on December 11, 2024. Several of the other parties filed Reply Exceptions on December 23, 2024. The Administrative Law Judge's Recommended Decision and the Exceptions and Reply Exceptions are currently before the PAPUC for a final order. PPL Electric cannot predict the timing or outcome of that decision.

Act 129

The Pennsylvania Public Utility Code requires EDCs to meet, by specified dates, specified goals for reduction in customer electricity usage and peak demand. EDCs not meeting the requirements of Act 129 are subject to significant penalties. PPL Electric filed with the PAPUC its Act 129 Phase IV Energy Efficiency and Conservation Plan on November 30, 2020, for the five-year period starting June 1, 2021 and ending on May 31, 2026. PPL Electric's Phase IV Act 129 Plan was approved by the PAPUC at its March 25, 2021, public meeting.

The Pennsylvania Public Utility Code also requires EDCs to act as a default service provider (DSP), which provides electricity generation supply service to customers pursuant to a PAPUC-approved default service procurement plan. A DSP is able to recover the costs associated with its default service procurement plan.

In March 2024, PPL Electric filed a Petition for Approval of a new default service program and procurement plan with the PAPUC for the period June 1, 2025 through May 31, 2029. In August 2024, PPL Electric submitted a Joint Petition for Settlement in the proceeding. In September 2024, the Administrative Law Judge issued an Interim Order approving the proposed settlement without modification. The PAPUC adopted the Interim Order on November 7, 2024, without modification which finalized the settlement.

Federal Matters

FERC Transmission Rate Filing (PPL, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going waivers and credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the U.S. Court of Appeals - D.C. Circuit (D.C. Circuit Court of Appeals) regarding the FERC's orders on the elimination of the mitigation and required transition mechanism. In August 2022, the D.C. Circuit Court of Appeals issued an order remanding the proceedings back to the FERC. On May 18, 2023, the FERC issued an order on remand reversing its 2019 decision and requiring LG&E and KU to refund credits previously withheld, including under such transition mechanism. LG&E and KU filed a petition for review of the FERC's May 18, 2023 order with the D.C. Circuit Court of Appeals and provided refunds in accordance with the FERC order on December 1, 2023. The FERC issued an order on LG&E's and KU's compliance filing on November 16, 2023, and LG&E and KU filed a petition for review of this November 16, 2023 order on February 14, 2024. The FERC issued the substantive order on rehearing on March 21, 2024, reaffirming its prior decision. Oral argument before the D.C. Circuit Court of Appeals occurred on January 21, 2025. LG&E and KU cannot predict the ultimate outcome of the proceedings or any other post decision process but do not expect the annual impact to have a material effect on their operations or financial condition. LG&E and KU currently receive recovery of certain waivers and credits primarily through base rates increases, provided, however, that increases associated with the FERC's May 18, 2023 order are expected to be subject to future rate proceedings.

Recovery of Transmission Costs (PPL)

Until December 2022, RIE's transmission facilities were operated in combination with the transmission facilities of National Grid's New England affiliates, Massachusetts Electric Company (MECO) and New England Power (NEP), as a single integrated system with NEP designated as the combined operator. As of January 1, 2023, RIE operates its own transmission facilities. ISO-NE allocates RIE's costs among transmission customers in New England, in accordance with the ISO Open Access Transmission Tariff (ISO-NE OATT). According to the FERC orders, RIE is compensated for its actual monthly transmission costs, with its authorized maximum Return on Equity (ROE) of 11.74% on its transmission assets.

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

Other

Purchase of Receivables Program

(PPL and PPL Electric)

In accordance with a PAPUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During 2024, 2023 and 2022, PPL Electric purchased $1.5 billion, $1.5 billion and $1.3 billion of accounts receivable from alternative suppliers.

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

	December 31, 2024					December 31, 2023
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (d)	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (d)
PPL
PPL Capital Funding
Syndicated Credit Facility (a) (b) (c)	Dec 2028	$1,250	$—	$138	$1,112	$—	$390
Bilateral Credit Facility (a) (b)	Feb 2025	100	—	—	100	—	—
Bilateral Credit Facility (a) (b)	Feb 2025	100	—	15	85	—	13
Total PPL Capital Funding Credit Facilities		$1,450	$—	$153	$1,297	$—	$403

PPL Electric
Syndicated Credit Facility (a) (b)	Dec 2028	650	—	1	649	—	511
Total PPL Electric Credit Facilities		$650	$—	$1	$649	$—	$511

	December 31, 2024					December 31, 2023
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (d)	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (d)
LG&E
Syndicated Credit Facility (a) (b)	Dec 2028	500	—	25	475	—	—
Total LG&E Credit Facilities		$500	$—	$25	$475	$—	$—

KU
Syndicated Credit Facility (a) (b)	Dec 2028	400	—	140	260	—	93
Total KU Credit Facilities		$400	$—	$140	$260	$—	$93

(a)Each company pays customary fees under its respective facility and borrowings generally bear interest at applicable secured overnight financing rates or base rates, plus an applicable margin.
(b)The facilities contain a financial covenant requiring debt to total capitalization not to exceed 70% for PPL Capital Funding, RIE, PPL Electric, LG&E and KU, as calculated in accordance with the facilities and other customary covenants. Additionally, subject to certain conditions, PPL Capital Funding may request that the capacity of one of its bilateral credit facilities expiring in February 2025 be increased by up to $30 million and that the capacity of its syndicated credit facility be increased by up to $400 million. PPL Electric, LG&E and KU may each request up to a $250 million increase in its syndicated credit facility's capacity, subject to regulatory approval of the increased capacity. Participation in any such increase is at the sole discretion of each lender.
(c)Includes a $250 million borrowing sublimit for RIE and a $1 billion sublimit for PPL Capital Funding at December 31, 2024 and 2023. At December 31, 2024, PPL Capital Funding had $138 million of commercial paper outstanding and RIE had no commercial paper outstanding. At December 31, 2023, PPL Capital Funding had $365 million of commercial paper outstanding and RIE had $25 million of commercial paper outstanding. RIE's obligations under the facility are not guaranteed by PPL.
(d)Commercial paper issued reflects the undiscounted face value of the issuance.

(PPL)

In January 2025, PPL Capital Funding amended and restated its existing $1.25 billion syndicated credit facility to extend the termination date from December 6, 2028 to December 6, 2029 and to increase the borrowing capacity under the facility to $1.5 billion.

(PPL and PPL Electric)

In January 2025, PPL Electric amended and restated its existing $650 million syndicated credit facility to extend the termination date from December 6, 2028 to December 6, 2029 and to increase the borrowing capacity under the facility to $750 million.

(PPL and LG&E)

In January 2025, LG&E amended and restated its existing $500 million syndicated credit facility to extend the termination date from December 6, 2028 to December 6, 2029 and to increase the borrowing capacity under the facility to $600 million.

(PPL and KU)

In January 2025, KU amended and restated its existing $400 million syndicated credit facility to extend the termination date from December 6, 2028 to December 6, 2029 and to increase the borrowing capacity under the facility to $600 million.

(All Registrants)

The Registrants maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	December 31, 2024				December 31, 2023
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances (c)	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances (c)
PPL Capital Funding (a)	4.76%	$1,350	$138	$1,212	5.66%	$365
RIE (b)		250	—	250	5.72%	25
PPL Electric		650	—	650	5.67%	510
LG&E	4.72%	500	25	475		—
KU	4.71%	400	140	260	5.64%	93
Total		$3,150	$303	$2,847		$993

(a)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(b)Issuances under the PPL Capital Funding and RIE commercial paper programs are supported by the PPL Capital Funding syndicated credit facility, which, at December 31, 2024, had a total capacity of $1.25 billion and under which they are both borrowers. PPL Capital Funding’s Commercial paper program is also backed by a separate bilateral credit facility for $100 million. The PPL Capital Funding syndicated credit facility includes a borrowing sublimit for RIE, which at December 31, 2024 was set at $250 million with the remaining $1 billion allocated to PPL Capital Funding. RIE's obligations under the facility are not guaranteed by PPL. The sublimits of each borrower may be decreased or increased at the borrowers’ option up to a prescribed amount such that all borrowings under the syndicated credit facility cannot exceed the size of the credit facility of $1.25 billion.
(c)Commercial paper issued reflects the undiscounted face value of the issuance.

(PPL Electric, LG&E and KU)

See Note 13 for a discussion of intercompany borrowings.

Long-term Debt (All Registrants)

			December 31,
	Weighted-Average Rate (d)	Maturities (d)	2024	2023
PPL
Senior Unsecured Notes	4.34%	2026 - 2047	$4,316	$3,066
Senior Secured Notes/First Mortgage Bonds (a) (b) (c)	4.38%	2025 - 2053	10,878	10,229
Exchangeable Senior Unsecured Notes	2.88%	2028	1,000	1,000
Junior Subordinated Notes	7.25%	2067	480	480
Total Long-term Debt before adjustments			16,674	14,775

Unamortized premium and (discount), net			(57)	(55)
Unamortized debt issuance costs			(114)	(108)
Total Long-term Debt			16,503	14,612
Less current portion of Long-term Debt			551	1
Total Long-term Debt, noncurrent			$15,952	$14,611

PPL Electric
Senior Secured Notes/First Mortgage Bonds (a) (b)	4.64%	2027 - 2053	$5,299	$4,649
Total Long-term Debt Before Adjustments			5,299	4,649

Unamortized discount			(42)	(42)
Unamortized debt issuance costs			(43)	(40)
Total Long-term Debt			5,214	4,567
Less current portion of Long-term Debt			—	—
Total Long-term Debt, noncurrent			$5,214	$4,567

			December 31,
	Weighted-Average Rate (d)	Maturities (d)	2024	2023
LG&E
Senior Secured Notes/First Mortgage Bonds (a) (c)	4.01%	2025 - 2049	$2,489	$2,489
Total Long-term Debt Before Adjustments			2,489	2,489

Unamortized discount			(4)	(4)
Unamortized debt issuance costs			(14)	(16)
Total Long-term Debt			2,471	2,469
Less current portion of Long-term Debt			300	—
Total Long-term Debt, noncurrent			$2,171	$2,469

KU
Senior Secured Notes/First Mortgage Bonds (a) (c)	4.22%	2025 - 2050	$3,089	$3,089
Total Long-term Debt Before Adjustments			3,089	3,089

Unamortized premium			4	5
Unamortized discount			(8)	(9)
Unamortized debt issuance costs			(19)	(21)
Total Long-term Debt			3,066	3,064
Less current portion of Long-term Debt			250	—
Total Long-term Debt, noncurrent			$2,816	$3,064

(a)Includes PPL Electric's senior secured and first mortgage bonds that are secured by the lien of PPL Electric's 2001 Mortgage Indenture, which covers substantially all of PPL Electric’s tangible distribution properties and certain of its tangible transmission properties located in Pennsylvania, subject to certain exceptions and exclusions. The carrying value of PPL Electric's property, plant and equipment was approximately $13.3 billion and $12.4 billion at December 31, 2024 and 2023.

Includes LG&E's first mortgage bonds that are secured by the lien of the LG&E 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of LG&E's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity and the storage and distribution of natural gas. The aggregate carrying value of the property subject to the lien was $6.0 billion and $5.9 billion at December 31, 2024 and 2023.

Includes KU's first mortgage bonds that are secured by the lien of the KU 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of KU's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity. The aggregate carrying value of the property subject to the lien was $7.5 billion and $7.3 billion at December 31, 2024 and 2023.
(b)Includes PPL Electric's series of senior secured bonds that secure its obligations to make payments with respect to each series of Pollution Control Bonds that were issued by the LCIDA on behalf of PPL Electric. These senior secured bonds were issued in the same principal amount, contain payment and redemption provisions that correspond to and bear the same interest rate as such Pollution Control Bonds. These senior secured bonds were issued under PPL Electric's 2001 Mortgage Indenture and are secured as noted in (a) above. The tax-exempt revenue bonds are subject to mandatory redemption upon determination that the interest rate on the bonds would be included in the holders' gross income for federal tax purposes.
(c)Includes LG&E's and KU's series of first mortgage bonds that were issued to the respective trustees of tax-exempt revenue bonds to secure its respective obligations to make payments with respect to each series of bonds. The first mortgage bonds were issued in the same principal amounts, contain payment and redemption provisions that correspond to and bear the same interest rate as such tax-exempt revenue bonds. These first mortgage bonds were issued under the LG&E 2010 Mortgage Indenture and the KU 2010 Mortgage Indenture and are secured as noted in (a) above. The related tax-exempt revenue bonds were issued by various governmental entities, principally counties in Kentucky, on behalf of LG&E and KU. The related revenue bond documents allow LG&E and KU to convert the interest rate mode on the bonds from time to time to a commercial paper rate, daily rate, weekly rate, term rate of at least one year or, in some cases, an auction rate or a SOFR index rate. At December 31, 2024, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a term rate mode totaled $894 million for PPL, comprised of $538 million and $356 million for LG&E and KU. At December 31, 2024, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a variable rate mode totaled $66 million and $33 million for LG&E and KU. These variable rate tax-exempt revenue bonds are subject to tender for purchase by LG&E and KU at the option of the holder and to mandatory tender for purchase by LG&E and KU upon the occurrence of certain events.
(d)The table reflects principal maturities only, based on stated maturities, sinking fund requirements, or earlier put dates, and the weighted-average rates as of December 31, 2024.

The aggregate maturities of long-term debt, based on sinking fund requirements, stated maturities or earlier put dates, for the periods 2025 through 2029 and thereafter are as follows:

	PPL	PPL Electric	LG&E	KU
2025	$551	$—	$300	$250
2026	904	—	90	164
2027	428	108	260	60
2028	1,350	—	—	—
2029	116	116	—	—
Thereafter	13,325	5,075	1,839	2,615
Total	$16,674	$5,299	$2,489	$3,089

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

(PPL Electric, LG&E and KU)

See Note 13 for additional information related to intercompany borrowings.

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

(PPL)

Distributions and Related Restrictions

In November 2024, PPL declared its quarterly common stock dividend, payable January 2, 2025, at 25.75 cents per share (equivalent to $1.03 per annum). On February 13, 2025, PPL announced a quarterly common stock dividend of 27.25 cents per share, payable April 1, 2025, to shareowners of record as of March 10, 2025. Future dividends will be declared at the discretion of the Board of Directors and will depend upon future earnings, cash flows, financial and legal requirements and other factors.

Neither PPL Capital Funding nor PPL may declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067. At December 31, 2024, no interest payments were deferred.

(All Registrants)

PPL relies on dividends or loans from its subsidiaries to fund PPL's dividends to its common shareholders. The net assets of certain PPL subsidiaries are subject to legal restrictions. LG&E, KU, PPL Electric and RIE are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for a public utility to make or pay a dividend from any funds "properly included in capital account." The meaning of this limitation has never been clarified under the Federal Power Act. LG&E, KU, PPL Electric and RIE believe, however, that this statutory restriction, as applied to their circumstances, would not be construed or applied by the FERC to prohibit the payment from retained earnings of dividends that are not excessive and are for lawful and legitimate business purposes. In February 2012, LG&E and KU petitioned the FERC requesting authorization to pay dividends in the future based on retained earnings balances calculated without giving effect to the impact of purchase accounting adjustments for PPL's 2010 acquisition of LG&E and KU. In May 2012, the FERC approved the petitions with the further condition that each utility may not pay dividends if such payment would cause its adjusted equity ratio to fall below 30% of total capitalization. Accordingly, at December 31, 2024, net assets of $1.5 billion for LG&E and $2.0 billion for KU were restricted for purposes of paying dividends to LKE, and net assets of $1.8 billion for LG&E and $2.3 billion for KU were available for payment of dividends to LKE. LG&E and KU believe they will not be required to change their current dividend practices as a result of the foregoing requirement. In addition, under Virginia law, KU is prohibited from making loans to affiliates without the prior approval of the VSCC. There are no comparable statutes under Kentucky law applicable to LG&E and KU, or under Pennsylvania law applicable to PPL Electric. However, orders from the KPSC require LG&E and KU to obtain prior consent or approval before lending amounts to PPL.

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

In connection with the Acquisition, National Grid USA Service Company, Inc., National Grid U.S. and Narragansett Electric entered into a transition services agreement (TSA), pursuant to which the National Grid entities agreed to provide certain transition services to Narragansett Electric to facilitate the transition of the operation of Narragansett Electric to PPL following the Acquisition, as agreed upon in the Narragansett share purchase agreement. The TSA was for an initial two-year term and was completed in the third quarter of 2024. TSA costs of $137 million, $228 million, and $123 million were incurred for the years ended December 31, 2024, 2023, and 2022.

Commitments to the Rhode Island Division of Public Utilities and Carriers and the Attorney General of the State of Rhode Island

As a condition to the Acquisition, PPL made certain commitments to the Rhode Island Division of Public Utilities and Carriers and the Attorney General of the State of Rhode Island. As a result:

•RIE provided a credit to all its electric and natural gas distribution customers in the total amount of $50 million ($40 million net of tax benefit). Based on the relative number of electric distribution customers and natural gas distribution customers as of November 1, 2022, RIE refunded, in the form of a bill credit, $33 million to electric customers and $17 million to natural gas customers of amounts collected from customers since the Acquisition date. Each electric customer received the same credit, and each natural gas customer received the same credit. A reduction of revenue and a regulatory liability of $50 million for the amounts refunded were recorded during the quarter ended September 30, 2022. These credits were issued during the fourth quarter of 2022. The amounts refunded did not impact RIE's earnings sharing regulatory mechanism.
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
•RIE will forgo potential recovery of any and all transition costs, which includes (1) the installation of certain information technology systems; (2) modification and enhancements to physical facilities in Rhode Island; and (3) incurring costs related to severance payments, communications and branding changes, and other transition related costs. These costs, which are being expensed as incurred, were $307 million, $262 million, and $181 million for the years ended December 31, 2024, 2023, and 2022.
•RIE will not seek to recover any transaction costs related to the Acquisition, which were $28 million through December 31, 2024, including an immaterial amount for the years ended December 31, 2024 and 2023, and $18 million for the year ended December 31, 2022. These amounts were recorded in "Other operations and maintenance" on the Statement of Income.
•RIE will not seek to recover in rates any markup charged by National Grid U.S. and/or its affiliates under the TSA which were $10 million, $7 million, and $3 million for the years ended December 31, 2024, 2023, and 2022.
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

Pro Forma Financial Information

The actual RIE Operating Revenues and Net income attributable to PPL included in PPL's Statement of Income for the period ended December 31, 2022, and PPL's unaudited pro forma 2022 Operating Revenues and Net Income (Loss) attributable to PPL, including RIE, as if the Acquisition had occurred prior to January 1, 2022 are as follows.

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

Developments (PPL, LG&E and KU)

Mill Creek Unit 5 Construction

In December 2022, LG&E and KU filed a CPCN with the KPSC requesting approval to construct a 640 MW net summer rating Natural Gas Combined Cycle (NGCC) combustion turbine at LG&E’s Mill Creek Generating Station. In November 2023, the KPSC issued an order approving the request as well as the requested AFUDC accounting treatment for associated financing costs relating to the NGCC. The new NGCC facility will be jointly owned by LG&E (31%) and KU (69%). In February 2024, LG&E and KU entered into agreements to begin construction of Mill Creek Unit 5. Total project costs are estimated at approximately $1.0 billion, including AFUDC. Commercial operation of the facility is anticipated to begin in mid-2027.

See Note 7 for additional information on the CPCN filing.

Divestitures (PPL)

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

In connection with the closing of the Transaction, PPL provided certain guarantees and other assurances. Certain of these guarantees and other assurances have been terminated as of January 8, 2024. See Note 12 to the Financial Statements for additional information.

Discontinued Operations

Summarized Results of Discontinued Operations

On June 14, 2021, PPL WPD Limited completed the sale of PPL's U.K. utility business to National Grid Holdings One plc (National Grid U.K.), a subsidiary of National Grid plc. For the year ended December 31, 2022, the operations of the U.K. utility business are included in "Income from Discontinued Operations (net of income taxes)" on the Statements of Income, with the only component being an income tax benefit of $42 million. There were no discontinued operations activities for the years ended December 31, 2024 or 2023.

10. Retirement and Postemployment Benefits

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

	Pension Benefits			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Net periodic defined benefit costs (credits):
Service cost	$35	$34	$51	$6	$6	$7
Interest cost	183	188	144	29	30	20
Expected return on plan assets	(299)	(309)	(276)	(30)	(30)	(28)
Amortization of:
Prior service cost (credit)	3	6	8	1	1	1
Actuarial (gain) loss	10	2	51	(5)	(5)	(5)
Net periodic defined benefit costs (credits) prior to settlements and termination benefits	(68)	(79)	(22)	1	2	(5)
Settlements (a)	—	—	23	—	—	—
Net periodic defined benefit costs (credits)	$(68)	$(79)	$1	$1	$2	$(5)

Other Changes in Plan Assets and Benefit Obligations Recognized in OCI and Regulatory Assets/Liabilities - Gross:
Net (loss)/gain allocated at acquisition	$—	$—	$33	$—	$—	$(49)
Settlement	—	—	(23)	—	—	—
Net (gain) loss	134	193	242	1	(6)	—
Prior service cost (credit)	(13)	2	—	—	—	—
Amortization of:
Prior service (cost) credit	(3)	(6)	(8)	(1)	(1)	(1)
Actuarial gain (loss)	(10)	(2)	(51)	5	5	5
Total recognized in OCI and regulatory assets/liabilities	108	187	193	5	(2)	(45)

Total recognized in net periodic defined benefit costs, OCI and regulatory assets/liabilities	$40	$108	$194	$6	$—	$(50)

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

For PPL's pension and postretirement benefits, the amounts recognized in OCI and regulatory assets/liabilities for the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
OCI	$25	$52	$142	$2	$—	$13
Regulatory assets/liabilities	83	135	51	3	(2)	(58)
Total recognized in OCI and regulatory assets/liabilities	$108	$187	$193	$5	$(2)	$(45)

(PPL)

PPL uses base mortality tables issued by the Society of Actuaries for all defined benefit pension and other postretirement benefit plans. The Pri-2012 base table and the MP-2020 projection scale with varying adjustment factors based on the underlying demographic and geographic differences and experience of the plan participants was used for all periods.

The following weighted-average assumptions were used in the valuation of the benefit obligations at December 31.

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
PPL
Discount rate	5.93%	5.52%	5.91%	5.54%
Rate of compensation increase	3.43%	3.43%	3.44%	3.43%

The following weighted-average assumptions were used to determine the net periodic defined benefit costs for the years ended December 31.

	Pension Benefits			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
PPL
Discount rate	5.52%	5.52%	3.35%	5.54%	5.54%	3.54%
Rate of compensation increase	3.43%	3.43%	3.74%	3.43%	3.43%	2.84%
Expected return on plan assets	8.25%	8.25%	7.25%	7.28%	7.38%	6.52%

(a)The expected long-term rates of return for pension and other postretirement benefits are based on management's projections using a best-estimate of expected returns, volatilities and correlations for each asset class. Each plan's specific current and expected asset allocations are also considered in developing a reasonable return assumption.

The following table provides the assumed health care cost trend rates for the years ended December 31:

	2024	2023	2022
PPL
Health care cost trend rate assumed for next year
– obligations	7.00%	6.25%	6.50%
– cost	6.25%	6.50%	6.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
– obligations	5.00%	5.00%	5.00%
– cost	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate
– obligations	2033	2029	2029
– cost	2029	2029	2027

The funded status of PPL's plans at December 31 was as follows:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
Change in Benefit Obligation
Benefit Obligation, beginning of period	$3,454	$3,333	$538	$534
Service cost	35	34	6	6
Interest cost	183	188	29	30
Participant contributions	—	—	8	9
Plan amendments	(13)	3	—	—
Actuarial (gain) loss	(131)	179	(4)	18
Settlements	—	(3)	—	—
Gross benefits paid	(284)	(280)	(56)	(59)
Federal subsidy	—	—	2	—
Benefit Obligation, end of period	3,244	3,454	523	538

Change in Plan Assets
Plan assets at fair value, beginning of period	3,176	3,149	438	417
Actual return on plan assets	34	297	25	54
Employer contributions	10	13	14	16
Participant contributions	—	—	7	7
Transfer out (a)	—	—	(13)	—
Settlements	—	(3)	—	—
Gross benefits paid	(284)	(280)	(54)	(56)
Plan assets at fair value, end of period	2,936	3,176	417	438

Funded Status, end of period	$(308)	$(278)	$(106)	$(100)

Amounts recognized in the Balance Sheets consist of:
Noncurrent asset	$19	$7	$8	$10
Current liability	(10)	(10)	(13)	(14)
Noncurrent liability	(317)	(275)	(101)	(96)
Net amount recognized, end of period	$(308)	$(278)	$(106)	$(100)

Amounts recognized in AOCI and regulatory assets/liabilities (pre-tax) consist of:
Prior service cost (credit)	$(6)	$11	$9	$10
Net actuarial (gain) loss	1,164	1,017	(90)	(96)
Total	$1,158	$1,028	$(81)	$(86)

Total accumulated benefit obligation for defined benefit pension plans	$3,116	$3,312
(a)Transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to be used to pay medical claims of active bargaining unit employees.

For PPL's pension and other postretirement benefit plans, the amounts recognized in AOCI and regulatory assets/liabilities at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
AOCI	$283	$235	$16	$14
Regulatory assets/liabilities	875	793	(97)	(100)
Total	$1,158	$1,028	$(81)	$(86)

The actuarial gain for pension plans in 2024 was primarily related to a change in the discount rate used to measure the benefit obligations of those plans. The actuarial loss for pension plans in 2023 was related to a change in the discount rate used to measure the benefit obligations of those plans.

The following tables provide information on pension plans where the projected benefit obligation (PBO) or accumulated benefit obligation (ABO) exceed the fair value of plan assets:

	PBO in excess of plan assets
	2024	2023
Projected benefit obligation	$2,719	$2,891
Fair value of plan assets	2,392	2,606

	ABO in excess of plan assets
	2024	2023
Accumulated benefit obligation	$2,618	$1,773
Fair value of plan assets	2,392	1,594

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

	2024	2023
Pension	$(83)	$(65)
Other postretirement benefits	(60)	(55)

(LG&E)

Although LG&E does not directly sponsor any defined benefit plans, it is allocated a portion of the funded status and costs of plans sponsored by LKE. LG&E is also allocated costs of defined benefits plans from LKS for defined benefit plans sponsored by LKE. See Note 13 for additional information on costs allocated to LG&E from LKS. These allocations are based on LG&E's participation in those plans, which management believes are reasonable. The actuarially determined obligations of current active employees and retired employees of LG&E are used as a basis to allocate total plan activity, including active and retiree costs and obligations. Allocations to LG&E resulted in assets/(liabilities) at December 31 as follows:

	2024	2023
Pension	$29	$34
Other postretirement benefits	(44)	(44)

(KU)

Although KU does not directly sponsor any defined benefit plans, it is allocated a portion of the funded status and costs of plans sponsored by LKE. KU is also allocated costs of defined benefit plans from LKS for defined benefit plans sponsored by LKE. See Note 13 for additional information on costs allocated to KU from LKS. These allocations are based on KU's participation in those plans, which management believes are reasonable. The actuarially determined obligations of current active employees and retired employees of KU are used as a basis to allocate total plan activity, including active and retiree costs and obligations. Allocations to KU resulted in assets/(liabilities) at December 31 as follows.

	2024	2023
Pension	$46	$51
Other postretirement benefits	(8)	(9)

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

Target allocation ranges have been developed for each portfolio based on input from external consultants with a goal of limiting funded status volatility. The EBPB monitors the investments in each portfolio and seeks to obtain a target portfolio that emphasizes reduction of risk of loss from market volatility. In pursuing that goal, the EBPB establishes revised guidelines from time to time. EBPB investment guidelines as of the end of 2024 are presented below.

The asset allocation for the trust and the target allocation by portfolio at December 31 are as follows:

	Percentage of trust assets		2024
	2024	2023	Target Asset Allocation
Growth Portfolio	55%	54%	55%
Equity securities	30%	31%
Debt securities (a)	13%	12%
Alternative investments	12%	11%
Immunizing Portfolio	43%	43%	43%
Debt securities (a)	35%	36%
Derivatives (b)	8%	7%
Liquidity Portfolio	2%	3%	2%
Total	100%	100%	100%

(a)Includes commingled debt funds, which PPL treats as debt securities for asset allocation purposes.
(b)Includes posted collateral to support derivative instruments subject to counterparty risk.

(PPL)

The fair value of net assets in the Master Trust by asset class and level within the fair value hierarchy was:

	December 31, 2024				December 31, 2023
	Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL Services Corporation Master Trust
Cash and cash equivalents	$212	$212	$—	$—	$226	$226	$—	$—
Equity securities:
U.S. Equity	63	63	—	—	36	36	—	—
U.S. Equity fund measured at NAV (a)	461	—	—	—	542	—	—	—
International equity fund at NAV (a)	376	—	—	—	431	—	—	—
Commingled debt measured at NAV (a)	461	—	—	—	528	—	—	—
Debt securities:
U.S. Treasury and U.S. government sponsored agency	150	149	1	—	159	159	—	—
Corporate	867	—	848	19	915	—	906	9
Other	13	—	13	—	14	—	13	1
Alternative investments:
Real estate measured at NAV (a)	72	—	—	—	61	—	—	—
Private equity measured at NAV (a)	114	—	—	—	105	—	—	—
Private credit partnerships measured at NAV (a)	16	—	—	—	13	—	—	—
Hedge funds measured at NAV (a)	181	—	—	—	192	—	—	—
Derivatives	(38)	—	(38)	—	93	—	93	—
PPL Services Corporation Master Trust assets, at fair value	2,948	$424	$824	$19	3,315	$421	$1,012	$10
Receivables and payables, net (b)	102				(16)
401(h) accounts restricted for other postretirement benefit obligations	(114)				(124)
Total PPL Services Corporation Master Trust pension assets	$2,936				$3,175

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

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2024 is as follows:

Corporate debt
Balance at beginning of period	$10
Actual return on plan assets:
Relating to assets still held at the reporting date	(2)
Relating to assets sold during the period	7
Purchases, sales and settlements	4
Balance at end of period	$19

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2023 is as follows:

Corporate debt
Balance at beginning of period	$16
Actual return on plan assets:
Relating to assets still held at the reporting date	(2)
Relating to assets sold during the period	4
Purchases, sales and settlements	(8)
Balance at end of period	$10

Cash and cash equivalents include deposits in banks, collateral accounts with brokers, and short-term investment funds, for which the carrying amounts disclosed approximate fair value based on their short-term nature.

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

At December 31, 2024, the Master Trust had unfunded commitments of $59 million that may be required during the lives of the real estate, private equity and private credit partnerships.
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

	Percentage of plan assets		Target Asset Allocation
	2024	2023	2024
Asset Class
Equity securities	45%	46%	45%
Debt securities (a)	49%	48%	49%
Cash and cash equivalents (b)	6%	6%	6%
Total	100%	100%	100%

(a)Includes commingled debt funds and debt securities.
(b)Includes money market funds.

The fair value of assets in the other postretirement benefit plans by asset class and level within the fair value hierarchy was:

	December 31, 2024				December 31, 2023
	Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds	$19	$19	$—	$—	$20	$20	$—	$—
Equity securities:
Large-cap equity fund measure at NAV (a)	71	—	—	—	76	—	—	—
Commingled debt fund measured at NAV (a)	78	—	—	—	84	—	—	—
Global equity exchange-traded fund	70	70	—	—	72	72	—	—
Long-term bond exchange-traded fund	74	74	—	—	74	74	—	—
Total VEBA trust assets, at fair value	312	$163	$—	$—	326	$166	$—	$—
Receivables and payables, net (b)	(9)				(12)
401(h) account assets	114				124
Total other postretirement benefit plan assets	$417				$438

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

Expected Cash Flows - Defined Benefit Plans (PPL)

PPL does not plan to contribute to its pension plans in 2025, as PPL's defined benefit pension plans have the option to utilize available prior year credit balances to meet current and future contribution requirements.

PPL sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets. PPL expects to make approximately $10 million of benefit payments under these plans in 2025.

PPL is not required to make contributions to its other postretirement benefit plans that are funded through VEBA trusts and 401(h) accounts. However, postretirement benefits for certain non-union employees are not funded in such trusts. PPL pays for these benefits from its general assets and expects to make $13 million of postretirement benefit plan payments for these employees in 2025.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans and the following federal subsidy payments are expected to be received by PPL.

		Other Postretirement
	Pension	Benefit Payment	Expected Federal Subsidy
2025	$304	$50	$—
2026	297	49	—
2027	288	49	—
2028	282	48	—
2029	276	47	—
2030-2034	1,298	218	—

Savings Plans (All Registrants)

Substantially, all employees of PPL's subsidiaries are eligible to participate in deferred savings plans (401(k)s). Employer contributions to the plans were:

	2024	2023	2022
PPL	$53	$48	$36
PPL Electric	9	8	6
LG&E	8	8	7
KU	6	6	5

11. Jointly Owned Facilities

(PPL, LG&E and KU)

At December 31, 2024 and 2023, the Balance Sheets reflect the owned interests in the generating plants listed below.

	Ownership Interest	Electric Plant	Accumulated Depreciation	Construction Work in Progress
PPL
December 31, 2024
Trimble County Unit 1	75.00%	$462	$124	$1
Trimble County Unit 2	75.00%	1,549	323	10

December 31, 2023
Trimble County Unit 1	75.00%	$464	$110	$—
Trimble County Unit 2	75.00%	1,490	300	49

LG&E
December 31, 2024
E.W. Brown Units 6-7	38.00%	$53	$29	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	52	30	—
Trimble County Unit 1	75.00%	462	124	1
Trimble County Unit 2	14.25%	472	79	5
Trimble County Units 5-6	29.00%	37	19	—
Trimble County Units 7-10	37.00%	82	41	1
Cane Run Unit 7	22.00%	137	27	—
E.W. Brown Solar Unit	39.00%	10	4	—
Solar Share	44.00%	3	—	—
Mercer Solar	37.00%	10	—	1
Mill Creek 5	31.00%	—	—	74
Brown Wind	36.00%	—	—	—

December 31, 2023
E.W. Brown Units 6-7	38.00%	$53	$27	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	52	29	—
Trimble County Unit 1	75.00%	464	110	—
Trimble County Unit 2	14.25%	447	74	25
Trimble County Units 5-6	29.00%	37	17	—
Trimble County Units 7-10	37.00%	82	39	—
Cane Run Unit 7	22.00%	127	25	3
E.W. Brown Solar Unit	39.00%	10	3	—
Solar Share	44.00%	3	—	—
Mercer Solar	37.00%	7	—	—
Mill Creek 5	31.00%	—	—	2
Brown Wind	36.00%	—	—	—

	Ownership Interest	Electric Plant	Accumulated Depreciation	Construction Work in Progress
KU
December 31, 2024
E.W. Brown Units 6-7	62.00%	$87	$48	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	46	26	—
Trimble County Unit 2	60.75%	1,077	224	5
Trimble County Units 5-6	71.00%	87	44	—
Trimble County Units 7-10	63.00%	136	69	1
Cane Run Unit 7	78.00%	485	95	1
E.W. Brown Solar Unit	61.00%	16	6	—
Solar Share	56.00%	4	1	—
Mercer Solar	63.00%	16	—	2
Mill Creek 5	69.00%	—	—	164
Brown Wind	64.00%	1	—	—

December 31, 2023
E.W. Brown Units 6-7	62.00%	$87	$45	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	46	25	—
Trimble County Unit 2	60.75%	1,043	227	24
Trimble County Units 5-6	71.00%	86	41	—
Trimble County Units 7-10	63.00%	135	65	—
Cane Run Unit 7	78.00%	449	90	10
E.W. Brown Solar Unit	61.00%	16	5	—
Solar Share	56.00%	4	—	—
Mercer Solar	63.00%	12	—	1
Mill Creek 5	69.00%	—	—	3
Brown Wind	64.00%	1	—	—

Each subsidiary owning these interests provides its own funding for its share of the facility. Each receives a portion of the total output of the generating plants equal to its percentage ownership. The share of fuel and other operating costs associated with the plants is included in the corresponding operating expenses on the Statements of Income.

12. Commitments and Contingencies

Energy Purchase Commitments

(PPL, LG&E and KU)

LG&E and KU enter into purchase contracts to supply the coal and natural gas requirements for generation facilities and LG&E's retail natural gas supply operations. These contracts include the following commitments:

Contract Type	Maximum Maturity Date
Natural Gas Fuel	2026
Natural Gas Retail Supply	2025
Coal	2030
Coal Transportation and Fleeting Services	2033
Natural Gas Transportation	2055

LG&E and KU have a PPA with OVEC expiring in June 2040. See footnote (d) to the table in "Guarantees and Other Assurances" below for information on the OVEC power purchase contract. Future obligations for power purchases from OVEC are demand payments, comprised of debt-service payments and contractually-required reimbursements of plant operating, maintenance and other expenses, and are projected as follows:

	LG&E	KU	Total
2025	$25	$11	$36
2026	27	12	39
2027	27	12	39
2028	25	11	36
2029	25	11	36
Thereafter	177	79	256
Total	$306	$136	$442

LG&E and KU had total energy purchases under the OVEC PPA for the years ended December 31 as follows:

	2024	2023	2022
LG&E	$21	$20	$21
KU	9	9	9
Total	$30	$29	$30

(PPL)

RIE enters into purchase contracts to supply electricity for electricity distribution operations and for the delivery, storage and supply of natural gas for RIE’s retail natural gas operations.

These contracts include the following commitments:

Contract Type	Maximum Maturity Date
Electric power	2027
Gas-related	Beyond 2030

RIE’s commitments under these long-term contracts subsequent to December 31, 2024 are summarized in the table below.

	Total	2025	2026-2027	2028-2029	Thereafter

Energy Purchase Obligations	$936	$274	$240	$122	$300

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

In addition, RIE is obligated under the LTCS (as amended in 2014) to annually solicit for renewable projects until 90 MW of renewable contracting capacity has been secured. The RIPUC-approved solicitations currently in service include: (i) a 15-year PPA with Orbit Energy Rhode Island, LLC for a 3.2 MW nameplate anaerobic digester biogas project located in Johnston, Rhode Island, placed in service in 2017, (ii) a 15-year PPA with Black Bear Development Holdings, LLC for a 3.9 MW nameplate run-of-river hydroelectric plant located in Orono, Maine, placed in service in 2013, (iii) a 15-year PPA with Copenhagen Wind Farm, LLC for an 80 MW nameplate land-based wind project located in Denmark, New York, placed in service in 2018, and (iv) a 15-year PPA with Rhode Island LFG Genco, LLC for a 32.1 MW nameplate combined cycle combustion turbine generating facility fueled by a landfill gas project located in Johnston, Rhode Island, placed in service in 2013. On October 7, 2024, RIE issued an RFP soliciting 20 MW through 150 MW of nameplate capacity of renewable contracting capacity; this solicitation is driven by a terminated PPA and is required in order to fulfill the 90 MW under LTCS.

In addition to the LTCS, RIE has conditionally awarded 200 MW under the 2023 Rhode Island Offshore Wind RFP for newly developed offshore wind energy projects, under the Affordable Clean Energy Security Act (ACES), as amended in 2022. RIE is currently in the contract negotiation period. RIE must negotiate in good faith to achieve a commercially reasonable contract and may file such contract with the RIPUC for approval once negotiations are complete, which is tentatively scheduled for March 2025.

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

Narragansett Electric Litigation (PPL)

Energy Efficiency Programs Investigation

Narragansett Electric, while under the ownership of National Grid, performed an internal investigation into conduct associated with its energy efficiency programs. On June 27, 2022, the RIPUC opened a new docket (RIPUC Docket No. 22-05-EE) to investigate RIE’s actions and the actions of employees of National Grid USA and affiliates during the time RIE was a National Grid USA affiliate being provided services by National Grid USA Service Company, Inc. relating to the manipulation of the reporting of invoices affecting the calculation of past energy efficiency shareholder incentives and the resulting impact on customers. The Rhode Island Attorney General and National Grid USA intervened in the docket and the Rhode Island Division of Public Utilities and Carriers (the Division) is an automatic party in the docket.

On January 19, 2023, the Division filed a motion to dismiss RIPUC Docket No. 22-05-EE without prejudice. As grounds for its motion, the Division stated that sufficient evidence exists in the docket to warrant an independent summary investigation by the Division. If the Division finds sufficient grounds, the Division may proceed to a formal hearing regarding the matters under investigation. Upon the conclusion of its investigation, the Division will provide the RIPUC with a report outlining the Division’s findings and final decision. On January 30, 2023, the Rhode Island Attorney General filed an objection to the Division’s motion to dismiss; RIE and National Grid USA each filed responses with the RIPUC requesting that any additional action taken by the RIPUC or the Division be considered after National Grid USA completes its internal investigation report, which National Grid USA filed with the RIPUC on March 10, 2023. On February 24, 2023, the Division initiated the independent summary investigation that it had referenced in its motion to dismiss. The RIPUC held a hearing on March 28, 2023 to hear oral arguments regarding the Division’s motion to dismiss and subsequently denied the motion. On November 27, 2023, the Division filed testimony recommending the RIPUC disallow a portion of the performance incentive awarded from 2012 through 2021. On January 19, 2024, the Division and the Rhode Island Attorney General filed their respective briefs recommending that the RIPUC assess financial penalties on the company. The Division also recommended that the RIPUC consider further regulatory investigations and analysis within each of the energy efficiency dockets from 2012 through 2020, to confirm the accuracy of claimed savings and to document all conduct and actions that would trigger penalties. On April 2, 2024, the RIPUC issued an amended order that expressly expands the scope of the proceeding to address issues of accountability and the question of whether statutory penalties should be assessed against RIE relating to the manipulation of the reporting of invoices affecting the recovery of past shareholder incentives and the resulting impact on RIE’s customers. This RIPUC proceeding remains open and, in parallel, the Division’s summary investigation remains ongoing. In the RIPUC proceeding, RIE and National Grid USA filed testimony on June 14, 2024, supporting their position that the appropriate amount to be refunded to the energy efficiency program is less than $1 million. The Division’s current position is that $11 million is the appropriate amount to be refunded to the energy efficiency program. This testimony does not address potential statutory penalties and the Division’s testimony on potential statutory penalties is due February 28, 2025. The Division’s testimony on accountability and potential statutory penalties is currently due February 21, 2025, and RIE’s and National Grid’s reply testimony will occur at the evidentiary hearings scheduled for March 2025. At this time, it is not possible to predict the final outcome, or determine the total amount of any additional liabilities that may be incurred by RIE in connection with this matter or the Division’s summary investigation. RIE does not expect this matter will have a material adverse effect on its results of operations, financial position or cash flows.

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

CCRs

In 2015, the EPA issued a final rule governing management of CCRs which include fly ash, bottom ash and sulfur dioxide scrubber wastes (2015 CCR Rule). The 2015 CCR Rule imposed extensive new requirements for certain CCR impoundments and landfills, including public notifications, location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements, and specifies restrictions relating to the beneficial use of CCRs. In January 2022, the EPA issued several proposed regulatory determinations, facility notifications, and public announcements which indicate increased scrutiny by the EPA to determine the adequacy of measures taken by facility owners and operators to achieve closure of CCR surface impoundments and landfills. In particular, the agency indicated that it will focus on certain practices which it views as posing a threat of continuing groundwater contamination. On May 8, 2024, the EPA issued a final rule (2024 CCR Rule) establishing regulatory requirements for inactive surface impoundments at inactive electricity generation facilities (legacy impoundments). The 2024 CCR Rule also establishes identification, groundwater monitoring, corrective action, closure, and post-closure care requirements for all CCR management units, as defined in the rule, at regulated CCR facilities regardless of how or when the CCR was placed. The rule also requires LG&E and KU to complete applicability determinations, implement site security measures, initiate weekly inspections and monthly monitoring of the impoundment, create a website, and complete hazard assessments and reports for its legacy impoundments. Additionally, the rule could potentially subject CCR management units that have previously completed remedial action and closure and certain beneficial use projects to additional federal regulatory requirements. Legal challenges to the rule have been filed in the D.C. Circuit Court, and oral argument is expected in the second half of 2025.

In connection with the 2015 CCR Rule, LG&E and KU recorded adjustments to existing AROs beginning in 2015. In connection with the 2024 CCR Rule, in the second quarter of 2024, LG&E and KU recognized ARO obligations related to preliminary risk assessments, facility evaluations, feasibility studies and sampling. See Note 18 for additional information. The results of those evaluations, as well as future guidance, regulatory determinations, rulemakings, implementation determinations and other developments could potentially require revisions to current LG&E and KU compliance plans including additional monitoring and remediation at surface impoundments and landfills, the cost of which could be material. PPL, LG&E and KU are unable to predict the outcome of the ongoing litigation, rulemaking, and regulatory determinations or potential impacts on current LG&E and KU compliance plans. PPL, LG&E and KU are currently finalizing or revising closure plans and schedules in accordance with applicable regulations and further material changes to AROs, current capital plans or operating costs may be required as estimates are refined based on closure developments, groundwater monitoring results, and regulatory or legal proceedings. Costs relating to this rule are expected to be subject to rate recovery.

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

At December 31, 2024 and December 31, 2023, PPL Electric had a recorded liability of $8 million and $8 million, representing its best estimate of the probable loss incurred to remediate these sites.

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

At December 31, 2024 and December 31, 2023, RIE had a recorded liability of $98 million and $99 million, representing its best estimate of the remaining costs of environmental remediation activities. These undiscounted costs are expected to be incurred over approximately 30 years and to be subject to rate recovery. However, remediation costs for each site may be materially higher than estimated, depending on changing technologies and regulatory standards, selected end uses for each site, and actual environmental conditions encountered. RIE has recovered amounts from certain insurers and potentially responsible parties, and, where appropriate, may seek additional recovery from other insurers and potentially responsible parties, but it is uncertain whether, and to what extent, such efforts will be successful.

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

Gas - Security Directives (PPL and LG&E)

In May and July of 2021, the Department of Homeland Security’s (DHS) Transportation Security Administration released two security directives applicable to certain notified owners and operators of natural gas pipeline facilities (including local distribution companies) that the Transportation Security Administration has determined to be critical. The Transportation Security Administration has determined that LG&E is within the scope of the directive, while RIE has not been notified of this distinction. The first security directive required notified owners/operators to implement cybersecurity incident reporting to the DHS, designate a cybersecurity coordinator, and perform a gap assessment of current entity cybersecurity practices against certain voluntary Transportation Security Administration security guidelines and report relevant results and proposed mitigation to applicable DHS agencies. The second security directive, revised in July of 2024, requires refinement of the cybersecurity implementation plan and the cybersecurity assessment plan. LG&E does not believe the security directives have had or will have a significant impact on LG&E’s operations or financial condition.

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

(All Registrants)

The table below details guarantees provided as of December 31, 2024. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The Registrants believe the probability of expected payment/performance under each of these guarantees is remote, except for the guarantees and indemnifications related to the sale of Safari Holdings, which PPL believes are reasonably possible but not probable of occurring. For reporting purposes, on a consolidated basis, the guarantees of PPL include the guarantees of its subsidiary Registrants.

	Exposure at December 31, 2024		Expiration Date
PPL
Indemnifications related to certain tax liabilities related to the sale of the U.K. utility business	£50	(a)	2028
PPL guarantee of Safari payment obligations under certain sale/leaseback financing transactions related to the sale of Safari Holdings	$100	(b)	2028
Indemnifications for losses suffered related to items not covered by Aspen Power's representation and warranty insurance associated with the sale of Safari Holdings	140	(c)	Various
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(d)

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
(d)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. PPL's proportionate share of OVEC's outstanding debt was $81 million at December 31, 2024, consisting of LG&E's share of $56 million and KU's share of $25 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" above for additional information on the OVEC power purchase contract.

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

13. Related Party Transactions

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

Support Costs (PPL Electric, LG&E and KU)

PPL Services and LKS provide the Registrants, their respective subsidiaries and each other with administrative, management and support services. For all services companies, the costs of directly assignable and attributable services are charged to the respective recipients as direct support costs. General costs that cannot be directly attributed to a specific entity are allocated and charged to the respective recipients as indirect support costs. PPL Services and LKS use a three-factor methodology that includes the applicable recipients' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs. PPL Services may also use a ratio of overall direct and indirect costs or a weighted average cost ratio. PPL Services and LKS charged the following amounts for the years ended December 31, including amounts applied to accounts that are further distributed between capital and expense on the books of the recipients, based on methods that are believed to be reasonable.

	2024	2023	2022
PPL Electric from PPL Services	$227	$222	$241
LG&E from LKS	105	115	153
LG&E from PPL Services	66	42	13
KU from LKS	130	150	171
KU from PPL Services	65	48	14

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

Intercompany Borrowings

(PPL Electric)

CEP Reserves maintains a $800 million revolving line of credit with a PPL Electric subsidiary. At December 31, 2024, CEP Reserves had $222 million of borrowings outstanding. At December 31, 2023, CEP Reserves had no borrowings outstanding. The interest rates on borrowings are equal to one-month SOFR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the Income Statements.

(LG&E and KU)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to the difference between LG&E's FERC borrowing limit and LG&E's commercial paper limit at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At December 31, 2024, LG&E's money pool unused capacity was $682 million. At December 31, 2024 LG&E had borrowings outstanding of $43 million from KU and/or LKE. At December 31, 2023, LG&E's borrowings outstanding from KU and/or LKE were not significant.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to the difference between KU's FERC borrowing limit and KU's commercial paper limit at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At December 31, 2024, KU's money pool unused capacity was $437 million. At December 31, 2024 KU had borrowings outstanding of $73 million from LG&E and/or LKE. At December 31, 2023, KU's borrowings outstanding from LG&E and/or LKE were not significant.

VEBA Funds Receivable

(PPL Electric)

In 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay medical claims of active bargaining unit employees. In October 2024, additional excess funds were removed from the PPL Bargaining Unit Retiree Health Plan VEBA and deposited into the existing subaccount within the VEBA to be used to pay medical claims of active bargaining unit employees. Based on PPL Electric's participation in PPL’s Other Postretirement Benefit plan, PPL Electric was allocated a portion of the excess funds from PPL Services. These funds have been recorded as an intercompany receivable on PPL Electric's balance sheets. The receivable balance decreases as PPL Electric pays incurred medical claims and is reimbursed by PPL Services. The intercompany receivable balance associated with these funds was $7 million at December 31, 2024, of which $4 million was reflected in "Accounts receivable from affiliates" and $3 million was reflected in "Other noncurrent assets" on PPL Electric's balance sheets. There was no intercompany receivable balance associated with these funds at December 31, 2023, as the initial allocation from the 2018 private letter ruling was depleted.

Other (PPL Electric, LG&E and KU)

See Note 1 for discussions regarding the intercompany tax sharing agreement (for PPL Electric, LG&E and KU) and intercompany allocations of stock-based compensation expense (for PPL Electric). For PPL Electric, LG&E and KU, see Note 10 for discussions regarding intercompany allocations associated with defined benefits.

14. Other Income (Expense) - net

(PPL)

The components of "Other Income (Expense) - net" for the years ended December 31, were:

	2024	2023	2022
Defined benefit plans - non-service credits (Note 10)	$42	$40	$47
Interest income	33	32	4
AFUDC - equity component	47	30	22
Charitable contributions	(5)	(5)	(14)
Talen litigation (a)	(2)	(124)	1
Miscellaneous	(1)	(13)	(6)
Other Income (Expense) - net	$114	$(40)	$54
(a)PPL incurred legal expenses related to litigation associated with its former affiliate, Talen Montana, LLC, and certain affiliated entities (collectively, Talen), which was settled in December 2023.

(PPL Electric)

The components of "Other Income (Expense) - net" for the years ended December 31, were:

	2024	2023	2022
Defined benefit plans - non-service credits (Note 10)	$17	$20	$15
Interest income	8	8	3
AFUDC - equity component	23	16	16
Charitable contributions	(4)	(3)	(3)
Miscellaneous	1	(2)	(1)
Other Income (Expense) - net	$45	$39	$30

(LG&E)

The components of "Other Income (Expense) - net" for the years ended December 31, were:

	2024	2023	2022
Defined benefit plans - non-service credits (Note 10)	$3	$—	$3
AFUDC - equity component	8	3	1
Charitable contributions	(1)	(1)	(1)
Miscellaneous	2	1	1
Other Income (Expense) - net	$12	$3	$4

(KU)

The components of "Other Income (Expense) - net" for the years ended December 31, were:

	2024	2023	2022
Defined benefit plans - non-service credits (Note 10)	$8	$6	$9
AFUDC - equity component	9	3	1
Charitable contributions	(1)	(1)	—
Miscellaneous	(1)	—	(2)
Other Income (Expense) - net	$15	$8	$8

15. Fair Value Measurements

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	December 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$306	$306	$—	$—	$331	$331	$—	$—
Restricted cash and cash equivalents (a)	33	33	—	—	51	51	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	339	339	—	—	382	382	—	—
Special use funds (a):
Money market fund	1	1	—	—	1	1	—	—
Commingled debt fund measured at NAV (c)	10	—	—	—	9	—	—	—
Commingled equity fund measured at NAV (c)	8	—	—	—	8	—	—	—
Total special use funds	19	1	—	—	18	1	—	—

	December 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Price risk management assets (d):
Gas contracts	9	—	4	5	1	—	1	—
Total assets	$367	$340	$4	$5	$401	$383	$1	$—

Liabilities
Price risk management liabilities (d):
Interest rate swaps	$3	$—	$3	$—	$7	$—	$7	$—
Gas contracts	13	—	10	3	60	—	41	19
Total price risk management liabilities	$16	$—	$13	$3	$67	$—	$48	$19

PPL Electric
Assets
Cash and cash equivalents	$24	$24	$—	$—	$51	$51	$—	$—
Total assets	$24	$24	$—	$—	$51	$51	$—	$—

LG&E
Assets
Cash and cash equivalents	$8	$8	$—	$—	$18	$18	$—	$—
Restricted cash and cash equivalents (a)	16	16	—	—	26	26	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	24	24	—	—	44	44	—	—
Total assets	$24	$24	$—	$—	$44	$44	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$3	$—	$3	$—	$7	$—	$7	$—
Total price risk management liabilities	$3	$—	$3	$—	$7	$—	$7	$—

KU
Assets
Cash and cash equivalents	$13	$13	$—	$—	$14	$14	$—	$—
Restricted cash and cash equivalents (a)	16	16	—	—	24	24	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	29	29	—	—	38	38	—	—
Total assets	$29	$29	$—	$—	$38	$38	$—	$—

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
(d)Current portion is included in "Other current assets" and "Other current liabilities" and noncurrent portion is included in "Other noncurrent assets" "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

A reconciliation of net assets classified as Level 3 for the year ended December 31 is as follows:

Gas Contracts
2024
Balance at beginning of period	$(19)
Total unrealized gains (losses) recognized as Regulatory Assets/Regulatory Liabilities	2
Settlements	19
Balance at end of period	$2

Special Use Funds (PPL)

The special use funds are investments restricted for paying active union employee medical costs. In 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA to be used to pay medical claims of active bargaining unit employees. In 2024, additional excess funds were removed from the PPL Bargaining Unit Retiree Health Plan VEBA and deposited in the existing subaccount within the VEBA to be used to pay medical claims of active bargaining unit employees. The funds are invested primarily in commingled debt and equity funds measured at NAV and are classified as investments in equity securities. Changes in the fair value of the funds are recorded to the Statements of Income.

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

	December 31, 2024		December 31, 2023
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$16,503	$15,562	$14,612	$14,031
PPL Electric	5,214	4,862	4,567	4,475
LG&E	2,471	2,295	2,469	2,369
KU	3,066	2,750	3,064	2,861

(a)Amounts are net of debt issuance costs.

The carrying amounts of other current financial instruments (except for long-term debt due within one year) approximate their fair values because of their short-term nature.

16. Derivative Instruments and Hedging Activities

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
•RIE utilizes derivative instruments pursuant to its RIPUC-approved plan to manage commodity price risk associated with its natural gas purchases. RIE's commodity price risk management strategy is to reduce fluctuations in firm gas sales prices to its customers. RIE's costs associated with derivatives instruments are recoverable through its RIPUC- approved cost recovery mechanisms. RIE is also required to purchase electricity to fulfill its obligation to provide Last Resort Service (LRS). Potential commodity price risk is mitigated through its RIPUC-approved cost recovery mechanisms and full requirements service agreements to serve LRS customers, which transfer the risk to energy suppliers. Additionally, RIE is required to contract through long-term agreements for clean energy supply under the Rhode Island Renewable Energy Growth program and Long-term Clean Energy Standard. Potential commodity price risk is mitigated through its RIPUC-approved cost recovery mechanisms, which true-up cost differences between contract prices and market prices.

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

PPL, LG&E and KU had no cash collateral posted or obligation to return cash collateral under master netting arrangements at December 31, 2024 and 2023.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL had no such contracts at December 31, 2024.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For 2024, 2023 and 2022, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At December 31, 2024, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At December 31, 2024, LG&E held contracts with a notional amount of $64 million that mature in 2033.

Commodity Price Risk (PPL)

Economic Activity

RIE enters into derivative contracts that economically hedge natural gas purchases. Realized gains and losses from the derivatives are recoverable through regulated rates, therefore subsequent changes in fair value are included in regulatory assets or liabilities until they are realized as purchased gas. Realized gains and losses are recognized in "Energy Purchases" on the Statements of Income upon settlement of the contracts. See Note 7 for amounts recorded in regulatory assets and regulatory liabilities at December 31, 2024. At December 31, 2024, RIE held contracts with notional volumes of 49 Bcf that range in maturity from 2025 through 2029.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless the NPNS is elected. NPNS contracts include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 7 for amounts recorded in regulatory assets and regulatory liabilities at December 31, 2024 and 2023.

See Note 1 for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets:

	December 31, 2024				December 31, 2023
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$—	$—	$—	$—	$—	$—	$—	$1
Gas contracts	—	—	7	10	—	—	1	51
Total current	—	—	7	10	—	—	1	52
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	—	—	—	3	—	—	—	6
Gas contracts	—	—	2	3	—	—	—	9
Total noncurrent	—	—	2	6	—	—	—	15
Total derivatives	$—	$—	$9	$16	$—	$—	$1	$67

(a)Current portion is included in "Other current assets" and "Other current liabilities" and noncurrent portion is included in "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.
(b)Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities:

Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income
2024
Cash Flow Hedges:
Interest rate swaps	$—	Interest Expense	$(3)
Total	$—		$(3)

2023
Cash Flow Hedges:
Interest rate swaps	$—	Interest Expense	$(3)
Total	$—		$(3)

2022
Cash Flow Hedges:
Interest rate swaps	$—	Interest Expense	$(3)
Total	$—		$(3)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2024	2023	2022
Interest rate swaps	Interest Expense	—	—	(2)
Gas contracts	Energy Purchases	(40)	(19)	41
	Other income (expense) - net	—	$(1)	$—
	Total	$(40)	$(20)	$39

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	2024	2023	2022
Gas contracts	Regulatory assets - current	$48	$9	$39
	Regulatory assets - noncurrent	7	(8)	—
Interest rate swaps	Regulatory assets - noncurrent	4	—	11
	Total	$59	$1	$50

The following table presents the effect of cash flow hedge activity on the Statement of Income for the year ended December 31, 2024:

Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$738
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(3)

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

The following table presents the effect of cash flow hedge activity on the Statement of Income for the year ended December 31, 2022:

Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$513
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(3)

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments:

	December 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$—	$—	$1
Total current	—	—	—	1
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	3	—	6
Total noncurrent	—	3	—	6
Total derivatives	$—	$3	$—	$7

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets:

Derivative Instruments	Location of Gain (Loss)	2024	2023	2022
Interest rate swaps	Interest Expense	$—	$—	$(2)

Derivative Instruments	Location of Gain (Loss)	2024	2023	2022
Interest rate swaps	Regulatory assets - noncurrent	$4	$—	$11

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2024
Derivatives
PPL	$9	$5	$—	$4	$16	$5	$—	$11
LG&E	—	—	—	—	3	—	—	3
December 31, 2023
Derivatives
PPL	$1	$—	$—	$1	$67	$—	$—	$67
LG&E	—	—	—	—	7	—	—	7

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

(PPL)

At December 31, 2024, derivative contracts in a net liability position that contain credit risk-related contingent features was $3 million. The aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade was $4 million.

17. Goodwill and Other Intangible Assets

Goodwill

(PPL)

The changes in the carrying amount of goodwill by segment were:

	Kentucky Regulated		Rhode Island Regulated		Corporate and Other		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Balance at beginning of period (a)	$662	$662	$725	$725	$860	$861	$2,247	$2,248
Goodwill recognized during the period (b)	—	—	—	—	—	(1)	—	(1)
Total	$662	$662	$725	$725	$860	$860	$2,247	$2,247

(a)There were no accumulated impairment losses related to goodwill.
(b)Recognized as a result of purchase price allocation adjustments related to the acquisition of RIE. See Note 9 for additional information.

Other Intangible Assets

(PPL)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Contracts (a)	$125	$116	$125	$107
Renewable Energy Credits	20	—	15	—
Land rights and easements	432	147	411	143
Licenses and other	2	—	2	—
Total subject to amortization	579	263	553	250

Not subject to amortization due to indefinite life:
Land rights and easements	18	—	18	—
Total not subject to amortization due to indefinite life	18	—	18	—
Total	$597	$263	$571	$250

(a)Gross carrying amount in 2024 and 2023 includes the fair value at the acquisition date of the OVEC power purchase contract with terms favorable to market recognized as a result of the 2010 acquisition of LKE by PPL.

Current intangible assets are included in "Other current assets" and long-term intangible assets are included in "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:
	2024	2023	2022
Intangible assets with no regulatory offset	$5	$5	$5
Intangible assets with regulatory offset	8	9	9
Total	$13	$14	$14

Amortization expense for each of the next five years is estimated to be:

	2025	2026	2027	2028	2029
Intangible assets with no regulatory offset	$4	$4	$4	$4	$4
Intangible assets with regulatory offset	8	2	—	—	—
Total	$12	$6	$4	$4	$4

(PPL Electric)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$396	$141	$389	$138
Licenses and other	2	1	2	1
Total subject to amortization	398	142	391	139

Not subject to amortization due to indefinite life:
Land rights and easements	18	—	17	—
Total	$416	$142	$408	$139

Intangible assets are shown as "Intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2024	2023	2022
Intangible assets with no regulatory offset	$4	$4	$4

Amortization expense for each of the next five years is estimated to be:

	2025	2026	2027	2028	2029
Intangible assets with no regulatory offset	$4	$4	$4	$4	$4

(LG&E)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$7	$2	$7	$2
OVEC power purchase agreement (a)	86	79	86	73
Total subject to amortization	$93	$81	$93	$75

(a)    Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 7 for additional information.

Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2024	2023	2022
Intangible assets with regulatory offset	$6	$6	$6

Amortization expense for each of the next five years is estimated to be:

	2025	2026	2027	2028	2029
Intangible assets with regulatory offset	$6	$1	$—	$—	$—

(KU)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$29	$4	$17	$4
OVEC power purchase agreement (a)	39	36	39	33
Total subject to amortization	$68	$40	$56	$37

(a)    Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 7 for additional information.

Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2024	2023	2022
Intangible assets with regulatory offset	2	3	3

Amortization expense for each of the next five years is estimated to be:

	2025	2026	2027	2028	2029
Intangible assets with regulatory offset	$2	$1	$—	$—	$—

18. Asset Retirement Obligations

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

(PPL, LG&E and KU)

PPL's, LG&E's and KU's ARO liabilities are primarily related to CCR closure costs. See Note 12 for information on the CCR rule. LG&E and RIE also have AROs related to natural gas mains and wells. LG&E's and KU's transmission and distribution lines largely operate under perpetual property easement agreements, which do not generally require restoration upon removal of the property. Therefore, no material AROs are recorded for transmission and distribution assets. For LG&E, KU, and RIE , all ARO accretion and depreciation expenses are reclassified as a regulatory asset or regulatory liability. ARO regulatory assets associated with certain CCR projects are amortized to expense in accordance with regulatory approvals. For other AROs, deferred accretion and depreciation expense is recovered through cost of removal.

The changes in the carrying amounts of AROs were as follows:

	PPL		LG&E		KU
	2024	2023	2024	2023	2024	2023
ARO at beginning of period	$158	$177	$85	$86	$66	$82
Accretion	8	9	4	4	4	5
Obligations incurred	9	2	3	1	6	1
Changes in estimated timing or cost	4	15	3	11	1	6
Obligations settled	(24)	(39)	(11)	(11)	(13)	(28)
Other	2	(6)	—	(6)		—
ARO at end of period	$157	$158	$84	$85	$64	$66

19. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the years ended December 31 were as follows:

				Defined benefit plans
	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives	Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
December 31, 2021	$—	$1	$—	$(6)	$(152)	$(157)
Amounts arising during the year	—	—	2	(1)	11	12
Reclassifications from AOCI	—	2	—	2	17	21
Net OCI during the year	—	2	2	1	28	33
December 31, 2022	$—	$3	$2	$(5)	$(124)	$(124)

Amounts arising during the year	—	—	1	—	(41)	(40)
Reclassifications from AOCI	—	3	—	1	(3)	1
Net OCI during the year	—	3	1	1	(44)	(39)
December 31, 2023	$—	$6	$3	$(4)	$(168)	$(163)

Amounts arising during the year	—	—	1	—	(22)	(21)
Reclassifications from AOCI	—	3	—	1	(4)	—
Net OCI during the year	—	3	1	1	(26)	(21)
December 31, 2024	$—	$9	$4	$(3)	$(194)	$(184)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the years ended December 31, 2024, 2023 and 2022. The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income; rather, they are included in the computation of net periodic defined benefit costs (credits) and subject to capitalization. See Note 10 for additional information.

	PPL
Details about AOCI	2024	2023	2022	Affected Line Item on the Statements of Income
Qualifying derivatives
Interest rate swaps	$(3)	$(3)	$(3)	Interest Expense
Total Pre-tax	(3)	(3)	(3)
Income Taxes	—	—	1
Total After-tax	(3)	(3)	(2)

Defined benefit plans
Prior service costs	(1)	(2)	(3)
Net actuarial loss	4	3	(24)
Total Pre-tax	3	1	(27)
Income Taxes	—	1	8
Total After-tax	3	2	(19)
Total reclassifications during the year	$—	$(1)	$(21)

20. New Accounting Guidance Pending Adoption

(All Registrants)

Improvements to Income Tax Disclosures

In December 2023, the FASB issued guidance which requires public business entities to provide additional income tax disclosures including a disaggregated rate reconciliation as well as information on income taxes paid.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued guidance which requires public business entities to provide in the notes to financial statements specified information about certain costs and expenses. This includes the disclosure of amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (DD&A) included in each relevant income statement expense caption. A relevant expense caption is an expense caption included on the face of the income statement within continuing operations that contains any of the specified expense categories (a)-(e). A qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated must also be disclosed. Additionally, public business entities must disclose the total amount of selling expenses and, in annual reporting periods, the entity’s definition of selling expenses.

For public business entities, this guidance will be applied on a prospective basis. Retrospective application is permitted. This guidance will be effective for annual periods beginning after December 15, 2026, and interim periods reporting periods beginning after December 15, 2027. Early adoption is permitted.

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

PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of December 31, 2024, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this annual report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officers and principal financial officers, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework" (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

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

Under the supervision and with the participation of our management, including the principal executive officers and principal financial officers of the companies listed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework" (2013), management of these companies concluded that our internal control over financial reporting was effective as of December 31, 2024. This annual report does not include an attestation report of Deloitte & Touche LLP, the companies' independent registered public accounting firm regarding internal control over financial reporting for these non-accelerated filer companies. The effectiveness of internal control over financial reporting for the aforementioned companies was not subject to attestation by the companies' registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit these companies to provide only management's report in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and the Board of Directors of PPL Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PPL Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 13, 2025, expressed an unqualified opinion on those financial statements.

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
February 13, 2025

ITEM 9B. OTHER INFORMATION

PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

(a) None.

(b) Securities Trading Plans of Directors and Executive Officers

On November 26, 2024, Ms. Christine M. Martin, President of PPL Electric, adopted a trading arrangement for the sale of shares of PPL’s common stock (a Rule 10b5-1 Trading Plan) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934. Ms. Martin’s Rule 10b5-1 Trading Plan, which terminates on the earlier of (i) June 30, 2025 and (ii) the date all trades specified under the plan have been executed or all orders under the plan have expired, provides for the sale of up to 2,160 shares of common stock of PPL, plus dividends on such shares prior to sale, pursuant to the terms of the plan.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PPL Corporation

Additional information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement in the sections entitled: “Proposal 1: Election of Directors,” “Governance of the Company – Board of Directors,” “Governance of the Company – Board Committees,” “Delinquent Section 16(a) Reports,” and “Governance Policies Underpinning Our Compensation Framework - Insider Trading Policy.” The proxy statement will be filed within 120 days after December 31, 2024; accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

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

Listed below are the executive officers at December 31, 2024.

PPL Corporation

Name	Age	Positions Held During the Past Five Years	Dates
Vincent Sorgi	53	President and Chief Executive Officer	June 2020 - present
		President and Chief Operating Officer	July 2019 - May 2020

Joseph P. Bergstein, Jr.	54	Executive Vice President and Chief Financial Officer	April 2021 - present
		Senior Vice President and Chief Financial Officer	July 2019 - April 2021

Dean A. Del Vecchio	58	Executive Vice President and Chief Technology & Innovation Officer	February 2024 - present
Executive Vice President, Chief Information and Operations Officer (with responsibility for implementing a strategic technology vision, leading enterprise customer service and operations, shared services organization in India, real estate and facilities, physical security, office services,
		source-to-pay process for procurement efficiency, and enterprise imaging) at The Guardian Life Insurance Company of America	August 2013 - February 2024

Angela K. Gosman	56	Executive Vice President and Chief Human Resources Officer	January 2023 - present
		Senior Vice President and Chief Human Resources Officer	January 2022 - December 2022
		Vice President and Chief Human Resources Officer-PPL Services	August 2021 - December 2021
		Vice President - Human Resources-PPL EU Services	May 2020 - July 2021
		Director - Human Resources-LKE	September 2016 - May 2020

Wendy E. Stark	52	Executive Vice President-Utilities and Chief Legal Officer	November 2024 - present
		Executive Vice President-Utilities, Chief Legal Officer and Corporate Secretary	March 2024 - November 2024
		Executive Vice President, Chief Legal Officer and Corporate Secretary	January 2023 - March 2024
		Senior Vice President, General Counsel, Corporate Secretary and Chief Legal Officer	January 2022 - December 2022
		Senior Vice President, General Counsel and Corporate Secretary	April 2021 - December 2021
		Senior Vice President, Legal and Regulatory Strategy and General Counsel (led the legal and regulatory affairs departments, overseeing all legal matters and regulatory strategy for several electric and gas utilities in multiple jurisdictions) at Pepco Holdings, LLC (a subsidiary of Exelon)	December 2018 - April 2021

Name	Age	Positions Held During the Past Five Years	Dates
Francis X. Sullivan	68	Executive Vice President and Chief Operating Officer	January 2023 - present
		Vice President-Operations Performance-PPL Services	October 2021 - December 2022

J. Gregory Cornett (a)	54	President-RIE	March 2024 - present
		Vice President and Deputy General Counsel-Litigation-PPL Services	December 2021 - March 2024
		Associate General Counsel and Director of Legal Services-PPL Services	May 2018 - December 2021

John R. Crockett III (a)	60	President-LKE	October 2021 - present
		General Counsel, Chief Compliance Officer and Corporate Secretary - LKE	January 2018 - September 2021

Christine M. Martin (a)	52	President-PPL Electric	September 2023 - present
		Senior Vice President-Public Affairs and Chief Sustainability Officer-PPL Services	January 2023 - August 2023
		Vice President-Public Affairs and Chief Sustainability Officer-PPL Services	April 2022 - January 2023
		Vice President-Public Affairs and Sustainability-PPL Services	August 2018 - April 2022

David J. Bonenberger (a)	63	Senior Vice President and Chief Operating Officer-Utilities-PPL Services	March 2024 - present
		President-RIE	May 2022 - March 2024
		Vice President-Operations Integration-PPL Services	April 2021 - present
		Vice President-Transmission and Substations-PPL Electric	January 2018 - April 2021
		Vice President-Distribution Operations-PPL Electric	December 2017 - July 2021

Tadd J. Henninger	49	Senior Vice President-Finance and Treasurer	January 2023 - present
		Vice President-Finance and Treasurer	July 2019 - January 2023

Marlene C. Beers	53	Vice President and Controller	March 2019 - present

(a)Designated an executive officer of PPL by virtue of their respective positions at a PPL subsidiary.

ITEM 11. EXECUTIVE COMPENSATION

PPL Corporation

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement in the sections entitled: “Governance of the Company – Compensation of Directors,” “Executive Compensation – People and Compensation Committee Report,” “Executive Compensation – Compensation Discussion and Analysis,” “Executive Compensation - Executive Compensation Tables,” and “Executive Compensation – CEO Pay Ratio.” The proxy statement will be filed within 120 days after December 31, 2024; accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 11 is omitted as PPL Electric, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

PPL Corporation

Additional information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement in the section entitled: "Stock Ownership." The proxy statement will be filed within 120 days after December 31, 2024; accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K. In addition, provided below in tabular format is information as of December 31, 2024, with respect to compensation plans (including individual compensation arrangements) under which equity securities of PPL are authorized for issuance.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (3) (4)

Equity compensation			1,092,065	– DDCP
plans approved by			6,806,285	– SIP
security holders (1)			425,338	– ICPKE
			8,323,688	– Total

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
(3)As of December 31, 2024, there were 4,197,595 stock awards outstanding under the plans. The following stock awards are outstanding under the SIP, ICPKE and DDCP: 1,183,738 restricted stock units, 844,985 TSR performance awards, 446,503 EG performance awards and 446,503 ESG performance awards under the SIP; 335,998 restricted stock units 87,024 TSR performance awards, 3,581 ROE performance awards, 50,386 EG performance awards and 50,386 ESG performance awards under the ICPKE; and 748,491 stock units under the DDCP.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PPL Corporation

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement in the sections entitled: “Governance of the Company – Board of Directors” and “Transactions with Related Persons.” The proxy statement will be filed within 120 days after December 31, 2024; accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 13 is omitted as PPL Electric, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PPL Corporation

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement in the section entitled: "Proposal 3: Ratification of the Appointment of Independent Registered Public Accounting Firm -- Fees to Independent Auditor for 2024 and 2023." The proxy statement will be filed within 120 days after December 31, 2024; accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

PPL Electric Utilities Corporation

For the fiscal years ended 2024 and 2023, Deloitte & Touche LLP (Deloitte) served as PPL Electric's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to PPL Electric, for professional services rendered for the audits of PPL Electric's annual financial statements and for fees billed for other services rendered by Deloitte.

	2024	2023
	(in thousands)
Audit fees (a)	$1,302	$1,390
Audit-related fees (b)	21	17

(a)Includes estimated fees for audit of annual financial statements and review of financial statements included in PPL Electric's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.
(b)Fees for agreed-upon procedures related to annual EPA filings.

Louisville Gas and Electric Company

For the fiscal years ended 2024 and 2023, Deloitte served as LG&E's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to LG&E, for professional services rendered for the audits of LG&E's annual financial statements and for fees billed for other services rendered by Deloitte.

	2024	2023
	(in thousands)
Audit fees (a)	$903	$1,189

(a)Includes estimated fees for audit of annual financial statements and review of financial statements included in LG&E's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

Kentucky Utilities Company

For the fiscal years ended 2024 and 2023, Deloitte served as KU's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to KU, for professional services rendered for the audits of KU's annual financial statements and for fees billed for other services rendered by Deloitte.

	2024	2023
	(in thousands)
Audit fees (a)	$1,053	$1,175

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

The Audit Committee of PPL approved 100% of the 2024 and 2023 services provided by Deloitte.

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

3.Exhibits

See Exhibit Index immediately following "Shareowner and Investor Information."

SHAREOWNER AND INVESTOR INFORMATION

Annual Meeting: The 2025 annual meeting of shareowners of PPL will be held on Friday, May 16, 2025 in a virtual meeting format.

Proxy Statement Material: A proxy statement and notice of PPL's annual meeting will be provided to all shareowners who are holders of record as of March 4, 2025. The latest proxy statement can be accessed at www.pplweb.com/PPLCorpProxy.

PPL Annual Report: The report will be published in the beginning of April and will be provided to all shareowners who are holders of record as of March 4, 2025. The latest annual report can be accessed at www.pplweb.com/PPLCorpProxy.

Dividends: Subject to the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee, dividends are paid on the first business day of April, July, October and January. The 2025 record dates for dividends are expected to be March 10, June 10, September 10 and December 10.

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
645 Hamilton Street
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

1(a)	-	Securities Purchase and Registration Rights Agreement, dated March 5, 2014, among PPL Capital Funding, Inc., PPL Corporation, and the several purchasers named in Schedule B thereto (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

1(b)	-	Distribution Agreement, dated February 23, 2018, by and among PPL Corporation and J.P. Morgan Securities, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., JPMorgan Chase Bank, National Association, London Branch, Barclays Bank PLC and Citibank N.A. (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 23, 2018)

2(a)	-	Separation Agreement among PPL Corporation, Talen Energy Holdings, Inc., Talen Energy Corporation, PPL Energy Supply, LLC, Raven Power Holdings LLC, C/R Energy Jade, LLC and Sapphire Power Holdings LLC., dated as of June 9, 2014 (Exhibit 2.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

2(b)	-	Transaction Agreement among PPL Corporation, Talen Energy Holdings, Inc., Talen Energy Corporation, PPL Energy Supply, LLC, Talen Energy Merger Sub, Inc., C/R Energy Jade, LLC, Sapphire Power Holdings LLC. and Raven Power Holdings LLC, dated as of June 9, 2014 (Exhibit 2.2 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

2(c)	-	Share Purchase Agreement, dated as of March 17, 2021, by and among PPL WPD Limited, National Grid Holdings One plc and National Grid plc. (Exhibit 2.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 18, 2021)

2(d)-1	-	Share Purchase Agreement, dated as of March 17, 2021, by and among PPL Energy Holdings, LLC, PPL Corporation (solely as guarantor), and National Grid USA (Exhibit 2.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 18, 2021)

2(d)-2	-	Assignment and Assumption Agreement, dated as of May 3, 2021, by and among PPL Energy Holdings, LLC, PPL Corporation, National Grid USA and PPL Rhode Island Holdings, LLC (Exhibit 2(b)-2 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2021)

2(e)	-	Tax Deed, dated as of June 9, 2021, by and among PPL WPD Limited, National Grid Holdings One plc (Exhibit 2.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2021)

3(a)	-	Amended and Restated Articles of Incorporation of PPL Corporation, effective as of May 25, 2016 (Exhibit 3(i) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 26, 2016)

3(a)-1	-	Certificate of Change: an amendment, effective as of July 31, 2024, to the Amended and Restated Articles of Incorporation of PPL Corporation, effective as of May 25, 2016 (Exhibit 3(a).1 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2024)

3(b)	-	Bylaws of PPL Corporation, effective as of December 16, 2022 (Exhibit 3(ii) to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 19, 2022)

3(c)	-	Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation, effective as of October 31, 2013 (Exhibit 3(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2013)

3(c)-1	-	Certificate of Change: an amendment, effective as of July 31, 2024, to the Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation, effective as of October 31, 2013 (Exhibit 3(b).1 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2024)

3(d)	-	Bylaws of PPL Electric Utilities Corporation, effective as of October 27, 2015 (Exhibit 3(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2015)

3(g)-1	-	Amended and Restated Articles of Incorporation of Louisville Gas and Electric Company, effective as of November 6, 1996 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(g)-2	-	Articles of Amendment to Articles of Incorporation of Louisville Gas and Electric Company, effective as of April 6, 2004 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(h)	-	Bylaws of Louisville Gas and Electric Company, effective as of December 16, 2003 (Exhibit 3(c) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(i)-1	-	Amended and Restated Articles of Incorporation of Kentucky Utilities Company, effective as of December 14, 1993 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173675))

3(i)-2	-	Articles of Amendment to Articles of Incorporation of Kentucky Utilities Company, effective as of April 8, 2004 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173675))

3(j)	-	Bylaws of Kentucky Utilities Company, effective as of December 16, 2003 (Exhibit 3(c) to Registration Statement filed on Form S-4 (File No. 333-173675))

4(a)-1	-	Amended and Restated Employee Stock Ownership Plan, dated December 1, 2016 (Exhibit 4(a) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2016)

4(a)-2	-	Amendment No. 1 to PPL Employee Stock Ownership Plan, dated October 2, 2017 (Exhibit 4(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2017)

4(a)-3	-	Amendment No. 2 to PPL Employee Stock Ownership Plan, dated December 1, 2018 (Exhibit 4(a)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

4(a)-4	-	Amendment No. 3 to PPL Employee Stock Ownership Plan, dated January 1, 2019 (Exhibit 4(a)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

4(b)-1	-	Indenture, dated as of November 1, 1997, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 12, 1997)

4(b)-2	-	Supplemental Indenture No. 8, dated as of June 14, 2012, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2012)

4(b)-3	-	Supplemental Indenture No. 9, dated as of October 15, 2012, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 15, 2012)

4(b)-4	-	Supplemental Indenture No. 10, dated as of May 24, 2013, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(b)-5	-	Supplemental Indenture No. 11, dated as of May 24, 2013, to said Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(b)-6	-	Supplemental Indenture No. 12, dated as of May 24, 2013, to said Indenture (Exhibit 4.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(b)-7	-	Supplemental Indenture No. 13, dated as of March 10, 2014, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

4(b)-8	-	Supplemental Indenture No. 14, dated as of March 10, 2014, to said Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

4(b)-9	-	Supplemental Indenture No. 15, dated as of May 17, 2016, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 17, 2016)

4(b)-10	-	Supplemental Indenture No. 16, dated as of September 8, 2017, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 6, 2017)

4(b)-11	-	Supplemental Indenture No. 17, dated as of April 1, 2020, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 3, 2020)

4(b)-12	-	Supplemental Indenture No. 18, dated as of August 9, 2024, to said Indenture (Exhibit 4(b) to PPL Corporation 8-K Report (File No. 1-11459) dated August 9, 2024)

4(c)-1	-	Indenture, dated as of August 1, 2001, by PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(c)-2	-	Supplemental Indenture No. 6, dated as of December 1, 2005, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated December 22, 2005)

4(c)-3	-	Supplemental Indenture No. 7, dated as of August 1, 2007, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 14, 2007)

4(c)-4	-	Supplemental Indenture No. 9, dated as of October 1, 2008, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(c)-5	-	Supplemental Indenture No. 10, dated as of May 1, 2009, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 22, 2009)

4(c)-6	-	Supplemental Indenture No. 11, dated as of July 1, 2011, to said Indenture (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 13, 2011)

4(c)-7	-	Supplemental Indenture No. 12, dated as of July 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 18, 2011)

4(c)-8	-	Supplemental Indenture No. 13, dated as of August 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 23, 2011)

4(c)-9	-	Supplemental Indenture No. 14, dated as of August 1, 2012, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 24, 2012)

4(c)-10	-	Supplemental Indenture No. 15, dated as of July 1, 2013, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 11, 2013)

4(c)-11	-	Supplemental Indenture No. 16, dated as of June 1, 2014, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated June 5, 2014)

4(c)-12	-	Supplemental Indenture No. 17, dated as of October 1, 2015, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 1, 2015)

4(c)-13	-	Supplemental Indenture No. 18, dated as of March 1, 2016, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)

4(c)-14	-	Supplemental Indenture No. 19, dated as of May 1, 2017, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 11, 2017)

4(c)-15	-	Supplemental Indenture No. 20, dated as of June 1, 2018, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2018)

4(c)-16	-	Supplemental Indenture No. 21, dated as of September 1, 2019, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 6, 2019)

4(c)-17	-	Supplemental Indenture No. 22, dated as of September 15, 2020, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 1, 2020)

4(c)-18	-	Supplemental Indenture No. 23, dated as of June 15, 2020, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 24, 2021)

4(c)-19	-	Supplemental Indenture No. 24, dated as of March 1, 2023, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 2, 2023)

4(c)-20	-	Supplemental Indenture No. 25, dated as of January 1, 2024, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 5, 2024)

4(d)-1	-	Pollution Control Facilities Loan Agreement, dated as of October 1, 2008, between Pennsylvania Economic Development Financing Authority and PPL Electric Utilities Corporation (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(d)-2	-	Pollution Control Facilities Loan Agreement, dated as of March 1, 2016, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)

4(d)-3	-	Pollution Control Facilities Loan Agreement, dated as of March 1, 2016, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)

4(e)-1	-	Subordinated Indenture, dated as of March 1, 2007, between PPL Capital Funding, Inc., PPL Corporation and The Bank of New York, as Trustee (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

4(e)-2	-	Supplemental Indenture No. 1, dated as of March 1, 2007, to said Subordinated Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

4(e)-3	-	Supplemental Indenture No. 4, dated as of March 15, 2013, to said Subordinated Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 15, 2013)

4(f)-1	-	Indenture, dated as of October 1, 2010, between Kentucky Utilities Company and The Bank of New York Mellon, as Trustee (Exhibit 4(q)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(f)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture (Exhibit 4(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(f)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture (Exhibit 4(q)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(f)-4	-	Supplemental Indenture No. 3, dated as of November 1, 2013, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

4(f)-5	-	Supplemental Indenture No. 4, dated as of September 1, 2015, to said Indenture (Exhibit 4(b) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated September 28, 2015)

4(f)-6	-	Supplemental Indenture No. 5, dated as of August 1, 2016, to said Indenture (Exhibit 4(b) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated August 26, 2016)

4(f)-7	-	Supplemental Indenture No. 6, dated as of August 1, 2018, to said Indenture (Exhibit 4(a) to PPL Corporation 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

4(f)-8	-	Supplemental Indenture No. 7, dated as of March 1, 2019, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 1, 2019)

4(f)-9	-	Supplemental Indenture No. 8, dated as of May 15, 2020, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 3, 2020)

4(f)-10	-	Supplemental Indenture No. 9, dated as of March 1, 2023, to said Indenture (Exhibit 4(c) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2023)

4(f)-11	-	Supplemental Indenture No. 10, dated as of November 1, 2023, to said Indenture (Exhibit 4(e) to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 6, 2023)

4(g)-1	-	Indenture, dated as of October 1, 2010, between Louisville Gas and Electric Company and The Bank of New York Mellon, as Trustee (Exhibit 4(r)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(g)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture (Exhibit 4(r)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(g)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture (Exhibit 4(r)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(g)-4	-	Supplemental Indenture No. 3, dated as of November 1, 2013, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

4(g)-5	-	Supplemental Indenture No. 4, dated as of September 1, 2015, to said Indenture (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated September 28, 2015)

4(g)-6	-	Supplemental Indenture No. 5, dated as of September 1, 2016, to said Indenture (Exhibit 4(b) to Louisville Gas and Electric Company Form 8-K (File No. 1-2893) dated September 15, 2016)

4(g)-7	-	Supplemental Indenture No. 6, dated as of May 15, 2017, to said Indenture (Exhibit 4(b) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated June 1, 2017)

4(g)-8	-	Supplemental Indenture No. 7, dated as of March 1, 2019, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 1, 2019)

4(g)-9	-	Supplemental Indenture No. 8, dated as of March 1, 2023, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2023)

4(g)-10	-	Supplemental Indenture No. 9, dated as of November 1, 2023, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 6, 2023)

4(h)-1	-	2002 Series A Carroll County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(w)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(h)-2	-	Amendment No. 1 dated as of September 1, 2010 to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(w)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(i)-1	-	2002 Series B Carroll County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(x)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(i)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(x)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(j)-1	-	2004 Series A Carroll County Loan Agreement, dated October 1, 2004 and amended and restated as of September 1, 2008, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(z)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(j)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(z)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(k)-1	-	2006 Series B Carroll County Loan Agreement, dated October 1, 2006 and amended and restated September 1, 2008, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(aa)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(k)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(aa)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(l)-1	-	2008 Series A Carroll County Loan Agreement, dated August 1, 2008 by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(cc)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(l)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(cc)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(m)	-	2016 Series A Carroll County Loan Agreement dated as of August 1, 2016 between Kentucky Utilities Company and the County of Carroll, Kentucky (Exhibit 4(a) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated August 26, 2016)

4(n)-1	-	2002 Series A Mercer County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(n)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(ee)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(o)-1	-	2002 Series A Muhlenberg County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Muhlenberg, Kentucky (Exhibit 4(ff)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(o)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Muhlenberg, Kentucky (Exhibit 4(ff)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(p)	-	2018 Series A Carroll County Loan Agreement, dated as of August 1, 2018, by and between Kentucky Utilities Company and County of Carroll, Kentucky (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

4(q)	-	2023 Series A Trimble County Loan Agreement, dated November 1, 2023 by and between Kentucky Utilities Company and County of Trimble, Kentucky (Exhibit 4(d) to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 6, 2023)

4(r)-1	-	2001 Series A Jefferson County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(jj)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(r)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(jj)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(s)-1	-	2001 Series B Jefferson County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(kk)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(s)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(kk)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(t)-1	-	2003 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated October 1, 2003, by and between Louisville Gas and Electric Company and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(ll)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(t)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(ll)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(u)-1	-	2005 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated February 1, 2005 and amended and restated as of September 1, 2008, by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(mm)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(u)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(mm)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(v)-1	-	2007 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated as of March 1, 2007 and amended and restated as of September 1, 2008, by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(nn)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(v)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(nn)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(w)	-	2007 Series B Louisville/Jefferson County Metro Government Amended and Restated Loan Agreement, dated November 1, 2010, by and between Louisville Gas and Electric Company and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(oo) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(x)-1	-	2001 Series A Trimble County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(qq)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(x)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(qq)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(y)	-	2017 Series A Trimble County Loan Agreement, dated as of June 1, 2017, by and between Louisville Gas and Electric Company and County of Trimble, Kentucky (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated June 1, 2017)

4(z)-1	-	2001 Series B Trimble County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(rr)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(z)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(rr)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(aa)	-	2016 Series A Trimble County Loan Agreement dated as of September 1, 2016 by and between Louisville Gas and Electric Company and County of Trimble, Kentucky (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K (File No. 1-2893) dated September 15, 2016)

4(bb)	-	2023 Series A Trimble County Loan Agreement dated as of November 1, 2023 by and between Louisville Gas and Electric Company and County of Trimble, Kentucky (Exhibit 4(a) to PPL Corporation Form 8-K (File No. 1-11459) dated December 6, 2023)

4(cc)	-	Description of PPL Corporation's common stock, par value $0.01 per share, as revised in February 2023 (Exhibit 4(bb) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2022)

4(dd)	-	Description of PPL Capital Funding, Inc.'s Junior Subordinated Notes 2007 Series A due 2067, as guaranteed by PPL Corporation (Exhibit 4(rr) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2019)

4(ee)	-	Description of PPL Electric Utilities Corporation's common stock, no par value per share (Exhibit 4(tt) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2019)

4(ff)-1	-	Indenture, dated as of March 22, 2010, by The Narragansett Electric Company and The Bank of New York Mellon as Trustee (Exhibit 4(a)-1 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(ff)-2	-	First Supplemental Indenture, dated as of March 22, 2010, to said Indenture (Exhibit 4(a)-2 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(ff)-3	-	Second Supplemental Indenture, dated as of March 22, 2010, to said Indenture (Exhibit 4(a)-3 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(ff)-4	-	Third Supplemental Indenture, dated as of December 10, 2012, to said Indenture (Exhibit 4(a)-4 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(ff)-5	-	Fourth Supplemental Indenture, dated as of July 27, 2018, to said Indenture (Exhibit 4(a)-5 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(ff)-6	-	Fifth Supplemental Indenture, dated as of April 9, 2020, to said Indenture (Exhibit 4(a)-6 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(ff)-7	-	Sixth Supplemental Indenture, dated as of March 25, 2024, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 25, 2024)

4(gg)	-	Indenture, dated as of February 24, 2023, by PPL Capital Funding, Inc., as Issuer, PPL Corporation, as Guarantor, and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 24, 2023)

10(a)	-	Employee Matters Agreement, among PPL Corporation, Talen Energy Corporation, C/R Energy Jade, LLC, Sapphire Power Holdings LLC. and Raven Power Holdings LLC, dated as of June 9, 2014 (Exhibit 10.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

10(b)	-	Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and JPMorgan Chase Bank, National Association, London Branch (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(c)	-	Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and Barclays Bank PLC (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(d)	-	Additional Confirmation of Forward Sale Transaction, dated May 10, 2018, between the Company and JPMorgan Chase Bank, National Association, London Branch (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(e)	-	Additional Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and Barclays Bank PLC (Exhibit 10.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(f)	-	Amendment No. 3 to Amended and Restated Revolving Credit Agreement, dated as of January 2, 2025, amending the Amended and Restated Revolving Credit Agreement, dated as of December 6, 2021, among PPL Capital Funding, Inc., as Borrower, The Narragansett Electric Company, as Designated Borrower, PPL Corporation, as Guarantor, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 6, 2025)

10(g)	-	Amendment No. 3 to Amended and Restated Revolving Credit Agreement, dated as of January 2, 2025, amending the Amended and Restated Revolving Credit Agreement, dated as of December 6, 2021, among PPL Electric Utilities Corporation, as Borrower, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 6, 2025)

10(h)	-	Amendment No. 3 to Amended and Restated Revolving Credit Agreement, dated as of January 2, 2025, amending the Amended and Restated Revolving Credit Agreement, dated as of December 6, 2021, among Louisville Gas and Electric Company, as Borrower, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 6, 2025)

10(i)	-	Amendment No. 3 to Amended and Restated Revolving Credit Agreement, dated as of January 2, 2025, amending the Amended and Restated Revolving Credit Agreement, dated as of December 6, 2021, among Kentucky Utilities Company, as Borrower, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 6, 2025)

10(j)	-	Transition Services Agreement, dated as of May 25, 2022, by and among National Grid USA Service Company, Inc., National Grid USA (solely with respect to Section 4.6) and The Narragansett Electric Company (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 25, 2022)

10(k)	-	$250,000,000 Term Loan Credit Agreement dated as of September 16, 2022 among PPL Electric Utilities Corporation, as Borrower, the Lenders party thereto and U.S. Bank National Association, as Administrative Agent (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 19, 2022)

[_]10(l)-1	-	Amended and Restated Directors Deferred Compensation Plan, dated June 12, 2000 (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2000)

[_]10(l)-2	-	Amendment No. 1 to said Directors Deferred Compensation Plan, dated December 18, 2002 (Exhibit 10(m)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(l)-3	-	Amendment No. 2 to said Directors Deferred Compensation Plan, dated December 4, 2003 (Exhibit 10(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(l)-4	-	Amendment No. 3 to said Directors Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(l)-5	-	Amendment No. 4 to said Directors Deferred Compensation Plan, dated as of May 1, 2008 (Exhibit 10(x)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(l)-6	-	Amendment No. 5 to said Directors Deferred Compensation Plan, dated May 28, 2010 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2010)

[_]10(l)-7	-	Amendment No. 6 to said Directors Deferred Compensation Plan, dated as of April 15, 2015 (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2015)

[_]10(m)-1	-	PPL Corporation Directors Deferred Compensation Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(m)-2	-	PPL Officers Deferred Compensation Plan, PPL Supplemental Executive Retirement Plan and PPL Supplemental Compensation Pension Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(m)-3	-	PPL Revocable Employee Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(m)-4	-	PPL Employee Change in Control Agreements Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(m)-5	-	PPL Revocable Director Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(e) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(n)-1	-	Amended and Restated Officers Deferred Compensation Plan, dated December 8, 2003 (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(n)-2	-	Amendment No. 1 to said Officers Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(n)-3	-	Amendment No. 2 to said Officers Deferred Compensation Plan, dated as of January 22, 2007 (Exhibit 10(bb)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(n)-4	-	Amendment No. 3 to said Officers Deferred Compensation Plan, dated as of June 1, 2008 (Exhibit 10(z)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(n)-5	-	Amendment No. 4 to said Officers Deferred Compensation Plan, dated as of February 15, 2012 (Exhibit 10(ff)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(n)-6	-	Amendment No. 5 to said Executive Deferred Compensation Plan, dated as of May 8, 2014 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

[_]10(n)-7	-	Amendment No. 6 to said Executive Deferred Compensation Plan, dated as of December 16, 2015 (Exhibit [_]10(q)-7 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2015)

[_]10(n)-8	-	Amendment No. 7 to said Executive Deferred Compensation Plan, dated as of January 1, 2019 (Exhibit [_]10(x)-8 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

[_]10(n)-9	-	Amendment No. 8 to said Executive Deferred Compensation Plan, dated as of December 20, 2021 (Exhibit [_]10(n)-9 to PPL Corporation Form 10-K Report (File No. 11459) for the year ended December 31, 2021)

[_]10(n)-10	-	Amendment No. 9 to said Executive Deferred Compensation Plan, dated as of December 28, 2022 (Exhibit [_]10(p)-10 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2022)

[_]10(o)-1	-	Amended and Restated Supplemental Executive Retirement Plan, dated December 8, 2003 (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(o)-2	-	Amendment No. 1 to said Supplemental Executive Retirement Plan, dated December 16, 2004 (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 17, 2004)

[_]10(o)-3	-	Amendment No. 2 to said Supplemental Executive Retirement Plan, dated as of January 1, 2005 (Exhibit 10(ff)-3 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(o)-4	-	Amendment No. 3 to said Supplemental Executive Retirement Plan, dated as of January 22, 2007 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(o)-5	-	Amendment No. 4 to said Supplemental Executive Retirement Plan, dated as of December 9, 2008 (Exhibit 10(aa)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(o)-6	-	Amendment No. 5 to said Supplemental Executive Retirement Plan, dated as of February 15, 2012 (Exhibit 10(gg)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(o)-7	-	Amendment No. 6 to the Amended and Restated Supplemental Executive Retirement Plan, dated March 23, 2018 (Exhibit 10(g) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

[_]10(p)-1	-	Amended and Restated Incentive Compensation Plan, effective January 1, 2003 (Exhibit 10(p) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(p)-2	-	Amendment No. 1 to said Incentive Compensation Plan, dated as of January 1, 2005 (Exhibit 10(gg)-2 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(p)-3	-	Amendment No. 2 to said Incentive Compensation Plan, dated as of January 26, 2007 (Exhibit 10(dd)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(p)-4	-	Amendment No. 3 to said Incentive Compensation Plan, dated as of March 21, 2007 (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(p)-5	-	Amendment No. 4 to said Incentive Compensation Plan, effective December 1, 2007 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2008)

[_]10(p)-6	-	Amendment No. 5 to said Incentive Compensation Plan, dated as of December 16, 2008 (Exhibit 10(bb)-6 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2008)

[_]10(p)-7	-	Form of Stock Option Agreement for stock option awards under the Incentive Compensation Plan (Exhibit 10(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(p)-8	-	Form of Performance Unit Agreement for performance unit awards under the Incentive Compensation Plan (Exhibit 10(ss) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2007)

[_]10(q)	-	Amended and Restated Incentive Compensation Plan for Key Employees, effective October 25, 2018 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

[_]10(r)	-	Short-term Incentive Plan (Annex B to Proxy Statement of PPL Corporation, dated April 12, 2016)

[_]10(s)	-	Form of Change in Control Severance Protection Agreement entered into between PPL Corporation and Joseph P. Bergstein, Jr., David J. Bonenberger, John Gregory Cornett, John R. Crockett III, Dean A. Del Vecchio, Angela K. Gosman, Christine M. Martin, Stephanie R. Raymond, Vincent Sorgi, Francis X. Sullivan, and Wendy E. Stark

[_]10(t)-1	-	PPL Corporation Amended and Restated 2012 Stock Incentive Plan, effective October 25, 2018 (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

[_]10(t)-2	-	Form of Performance Unit Agreement for performance unit awards under the Stock Incentive Plan (Exhibit 10(tt)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(t)-3	-	Form of Performance Contingent Restricted Stock Unit Agreement for restricted stock unit awards under the Stock Incentive Plan (Exhibit 10(tt)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(t)-4	-	Form of Nonqualified Stock Option Agreement for stock option awards under the Stock Incentive Plan (Exhibit 10(tt)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(t)-5	-	Form of Return on Equity Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan (Exhibit 10(dd)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2017)

[_]10(t)-6	-	Form of Restricted Stock Unit Agreement under the Amended and Restated 2012 Stock Incentive Plan, as approved on January 20, 2023 (Exhibit [_]10(v)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2022)

[_]10(t)-7	-	Form of Total Shareholder Return Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan, as approved on January 20, 2023 (Exhibit [_]10(v)-7 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2022)

[_]10(t)-8	-	Form of Earnings Growth Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan, as approved on January 20, 2023 (Exhibit [_]10(v)-8 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2022)

[_]10(t)-9	-	Form of Environmental, Social and Governance Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan, as approved on January 20, 2023 (Exhibit [_]10(v)-9 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2022)

[_]10(u)	-	PPL Corporation Executive Severance Plan, effective as of July 26, 2012 (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2012)

[_]10(v)	-	Form of Grant Letter dated May 29, 2015 (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 1, 2015)

[_]10(w)	-	Transition and Retirement Agreement dated August 12, 2021, by and among Paul W. Thompson, LG&E and KU Services Company, and PPL Corporation (Exhibit [_]10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2021)

[_]10(x)	-	Offer Letter dated March 6, 2021, between PPL Corporation and Wendy E. Stark (Exhibit [_]10(gg) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2021)

[_]10(y)	-	Rhode Island Energy Retirement Plan, effective January 14, 2022 (Exhibit [_]10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

[_]10(z)	-	Rhode Island Energy Executive Supplemental Retirement Plan, effective February 24, 2022 (Exhibit [_]10(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

[_]10(aa)	-	Separation Agreement between Stephanie R. Raymond, PPL Electric Utilities Corporation, and PPL Corporation dated October 9, 2023 (Exhibit [_]10(aa) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2023)

*19	-	PPL Insider Trading Policy

*21	-	Subsidiaries of PPL Corporation

*23(a)	-	Consent of Deloitte & Touche LLP - PPL Corporation

*23(b)	-	Consent of Deloitte & Touche LLP - PPL Electric Utilities Corporation

*23(c)	-	Consent of Deloitte & Touche LLP - Louisville Gas and Electric Company

*23(d)	-	Consent of Deloitte & Touche LLP - Kentucky Utilities Company

*24	-	Power of Attorney

*31(a)	-	Certificate of PPL's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(b)	-	Certificate of PPL's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(c)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(d)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(e)	-	Certificate of LG&E's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(f)	-	Certificate of LG&E's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(g)	-	Certificate of KU's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(h)	-	Certificate of KU's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32(a)	-	Certificate of PPL's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(b)	-	Certificate of PPL Electric's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(c)	-	Certificate of LG&E's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(d)	-	Certificate of KU's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	-	PPL Corporation Compensation Recoupment Policy, effective October 2, 2023 (Exhibit 97 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2023)

*99(a)	-	PPL Corporation and Subsidiaries Long-term Debt Schedule

101.INS	-	XBRL Instance Document for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	-	XBRL Taxonomy Extension Schema for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

101.LAB	-	XBRL Taxonomy Extension Label Linkbase for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

104		The Cover Page Interactive Data File is formatted as Inline XBRL and contained in Exhibits 101.

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

/s/ Vincent Sorgi
Vincent Sorgi -
President and Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Joseph P. Bergstein, Jr.
Joseph P. Bergstein, Jr. -
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Marlene C. Beers
Marlene C. Beers -
Vice President and Controller
(Principal Accounting Officer)

Directors:

Arthur P. Beattie	Natica von Althann
Venkata Rajamannar Madabhushi	Keith H. Williamson
Heather B. Redman	Phoebe A. Wood
Craig A. Rogerson	Armando Zagalo de Lima
Linda G. Sullivan

/s/ Vincent Sorgi
Vincent Sorgi, Attorney-in-fact	February 13, 2025

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

By /s/ Christine M. Martin
Christine M. Martin -
President
(Principal Executive Officer)

/s/ Marlene C. Beers
Marlene C. Beers -
Vice President and Controller (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Joseph P. Bergstein, Jr.	/s/ Vincent Sorgi
Joseph P. Bergstein, Jr.	Vincent Sorgi
/s/ Dean A. Del Vecchio	/s/ Wendy E. Stark
Dean A. Del Vecchio	Wendy E. Stark
/s/ Angela K. Gosman	/s/ Francis X. Sullivan
Angela K. Gosman	Francis X. Sullivan
/s/ Christine M. Martin
Christine M. Martin

Date: February 13, 2025

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

/s/ John R. Crockett III
John R. Crockett III -
President
(Principal Executive Officer)

/s/ Christopher M. Garrett
Christopher M. Garrett -
Vice President-Finance and Accounting (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Joseph P. Bergstein, Jr.	/s/ Vincent Sorgi
Joseph P. Bergstein, Jr.	Vincent Sorgi
/s/ John R. Crockett III	/s/ Wendy E. Stark
John R. Crockett III	Wendy E. Stark
/s/ Dean A. Del Vecchio	/s/ Francis X. Sullivan
Dean A. Del Vecchio	Francis X. Sullivan
/s/ Angela K. Gosman
Angela K. Gosman

Date: February 13, 2025

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

/s/ John R. Crockett III
John R. Crockett III -
President
(Principal Executive Officer)

/s/ Christopher M. Garrett
Christopher M. Garrett -
Vice President-Finance and Accounting (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Joseph P. Bergstein, Jr.	/s/ Vincent Sorgi
Joseph P. Bergstein, Jr.	Vincent Sorgi
/s/ John R. Crockett III	/s/ Wendy E. Stark
John R. Crockett III	Wendy E. Stark
/s/ Dean A. Del Vecchio	/s/ Francis X. Sullivan
Dean A. Del Vecchio	Francis X. Sullivan
/s/ Angela K. Gosman
Angela K. Gosman

Date: February 13, 2025