Form 10-Q
period 2025-03-31
PPL Corp; PPL ELECTRIC UTILITIES CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2025-04-30
CIK 922224, 317187, 55387, 60549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2025
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
Kentucky
820 West Broadway
Louisville, KY 40202
(502) 627-2000
Former Address:
220 West Main Street
Louisville, KY 40202-1377

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

PPL Corporation    Common stock, $0.01 par value, 739,263,912 shares outstanding at April 25, 2025.
PPL Electric Utilities Corporation    Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Energy Holdings LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at April 25, 2025.
Louisville Gas and Electric Company    Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at April 25, 2025.
Kentucky Utilities Company    Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at April 25, 2025.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, other information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

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

i

Other terms and abbreviations

£ - British pound sterling.

2024 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2024.

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

FY - fiscal year.

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

Mill Creek Unit 5 - a combined cycle natural gas unit under construction in Kentucky, jointly owned by LG&E and KU, which is expected to provide additional generating capacity of 200 MW and 445 MW to LG&E and KU beginning in 2027.

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

PHMSA - Pipeline and Hazardous Materials Safety Administration.

PLR - Provider of Last Resort, the role of PPL Electric in providing default electricity supply within its delivery area to retail customers who have not chosen to select an alternative electricity supplier under the Customer Choice Act.

PP&E - property, plant and equipment.

RAR - Retired Asset Recovery rider, established by KPSC orders in 2021 to provide for recovery of and return on the remaining investment in certain electric generating units upon their retirement over a ten-year period following retirement.

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
v

Forward-looking Information

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in each Registrant's 2024 Form 10-K and in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially and adversely from the forward-looking statements:

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
•development, adoption and use of artificial intelligence by us, our customers and our third-party vendors;
•the effect of recently established tariffs, the establishment of additional tariffs, or subsequent changes to tariffs once announced or implemented, on the cost or availability of imported goods;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended March 31,
	2025	2024
Operating Revenues	$2,504	$2,304

Operating Expenses
Operation
Fuel	234	209
Energy purchases	559	520
Other operation and maintenance	598	626
Depreciation	322	316
Taxes, other than income	113	88
Total Operating Expenses	1,826	1,759

Operating Income	678	545

Other Income (Expense) - net (Note 12)	28	22

Interest Expense	190	179

Income Before Income Taxes	516	388

Income Taxes	102	81

Net Income	$414	$307

Earnings Per Share of Common Stock:
Basic and Diluted
Net Income Available to PPL Common Shareowners	$0.56	$0.42

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	738,691	737,512
Diluted	741,400	738,820

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2025	2024
Net income	$414	$307

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Equity investees' other comprehensive income (loss), net of tax of $0, $0	—	1
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of $0, $0	1	1
Defined benefit plans:
Net actuarial (gain) loss, net of tax of $0, $0	(1)	—
Total other comprehensive income (loss)	—	2

Comprehensive income	$414	$309

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$414	$307
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	322	316
Amortization	20	24
Defined benefit plans - income	(16)	(15)
Deferred income taxes and investment tax credits	38	72
Other	13	3
Change in current assets and current liabilities
Accounts receivable	(277)	(75)
Accounts payable	(120)	(221)
Unbilled revenues	108	57
Fuel, materials and supplies	37	33
Prepayments	(87)	(108)
Taxes payable	40	(47)
Regulatory assets and liabilities, net	79	(61)
Accrued interest	67	90
Other	(80)	(103)
Other operating activities
Defined benefit plans - funding	(5)	(5)
Other assets	(50)	(1)
Other liabilities	10	16
Net cash provided by operating activities	513	282
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(793)	(596)
Other investing activities	10	5
Net cash used in investing activities	(783)	(591)
Cash Flows from Financing Activities
Issuance of long-term debt	—	1,148
Payment of common stock dividends	(190)	(177)
Net increase (decrease) in short-term debt	475	(701)
Other financing activities	(14)	(22)
Net cash provided by financing activities	271	248
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1	(61)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	339	382
Cash, Cash Equivalents and Restricted Cash at End of Period	$340	$321
Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$397	$253

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2025	December 31, 2024
Assets

Current Assets
Cash and cash equivalents	$312	$306
Accounts receivable (less reserve: 2025, $166; 2024, $147)
Customer	1,208	961
Other	93	76
Unbilled revenues (less reserve: 2025, $4; 2024, $6)	377	485
Fuel, materials and supplies	476	511
Prepayments	223	136
Regulatory assets	274	320
Other current assets	133	85
Total Current Assets	3,096	2,880

Property, Plant and Equipment
Regulated utility plant	40,648	40,391
Less: accumulated depreciation - regulated utility plant	9,751	9,682
Regulated utility plant, net	30,897	30,709
Non-regulated property, plant and equipment	80	79
Less: accumulated depreciation - non-regulated property, plant and equipment	30	29
Non-regulated property, plant and equipment, net	50	50
Construction work in progress	2,695	2,390
Property, Plant and Equipment, net	33,642	33,149

Other Noncurrent Assets
Regulatory assets	2,049	2,060
Goodwill	2,247	2,247
Other intangibles	312	314
Other noncurrent assets (less reserve for accounts receivable: 2025, $2; 2024, $1)	463	419
Total Other Noncurrent Assets	5,071	5,040

Total Assets	$41,809	$41,069

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2025	December 31, 2024
Liabilities and Equity

Current Liabilities
Short-term debt	$778	$303
Long-term debt due within one year	569	551
Accounts payable	1,097	1,196
Taxes	143	103
Interest	224	157
Dividends	197	186
Regulatory liabilities	274	223
Other current liabilities	545	614
Total Current Liabilities	3,827	3,333

Long-term Debt	15,938	15,952

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,421	3,356
Investment tax credits	111	111
Accrued pension obligations	298	317
Asset retirement obligations	130	136
Regulatory liabilities	3,338	3,335
Other deferred credits and noncurrent liabilities	449	452
Total Deferred Credits and Other Noncurrent Liabilities	7,747	7,707

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,330	12,346
Treasury stock	(904)	(928)
Earnings reinvested	3,047	2,835
Accumulated other comprehensive loss	(184)	(184)
Total Equity	14,297	14,077

Total Liabilities and Equity	$41,809	$41,069

(a)1,560,000 shares authorized, 770,415 shares issued and 739,066 shares outstanding at March 31, 2025. 1,560,000 shares authorized, 770,215 shares issued and 738,033 shares outstanding at December 31, 2024.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Treasury stock	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2024	738,033	$8	$12,346	$(928)	$2,835	$(184)	$14,077
Common stock issued	200		—				—
Treasury stock issued	833		—	24			24
Stock-based compensation			(16)				(16)
Net income					414		414
Dividends and dividend equivalents (b)					(202)		(202)
Other comprehensive income (loss)						—	—
March 31, 2025	739,066	$8	$12,330	$(904)	$3,047	$(184)	$14,297

December 31, 2023	737,130	$8	$12,326	$(948)	$2,710	$(163)	$13,933
Treasury stock issued	606		—	17			17
Stock-based compensation			(12)				(12)
Net income					307		307
Dividends and dividend equivalents (b)					(189)		(189)
Other comprehensive income (loss)						2	2
March 31, 2024	737,736	$8	$12,314	$(931)	$2,828	$(161)	$14,058

(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock were $0.2725 and $0.2575 for the three months ended March 31, 2025 and March 31, 2024.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2025	2024
Operating Revenues	$819	$770

Operating Expenses
Operation
Energy purchases	229	214
Other operation and maintenance	162	181
Depreciation	102	99
Taxes, other than income	41	36
Total Operating Expenses	534	530

Operating Income	285	240

Other Income (Expense) - net (Note 12)	11	9

Interest Income from Affiliate	2	10

Interest Expense	60	62

Income Before Income Taxes	238	197

Income Taxes	54	48

Net Income (a)	$184	$149

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$184	$149
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	102	99
Amortization	11	12
Defined benefit plans - income	(7)	(11)
Deferred income taxes and investment tax credits	20	32
Other	(5)	(7)
Change in current assets and current liabilities
Accounts receivable	(132)	(33)
Accounts payable	(7)	(59)
Unbilled revenues	43	30
Materials and supplies	(8)	(4)
Prepayments	(90)	(110)
Regulatory assets and liabilities, net	36	(28)
Taxes payable	(2)	(48)
Accrued interest	19	35
Other	(13)	(26)
Other operating activities
Other assets	(18)	—
Other liabilities	1	(3)
Net cash provided by operating activities	134	28

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(328)	(229)
Expenditures for intangible assets	(1)	(1)
Notes receivable from affiliates	222	(554)
Other investing activities	10	4
Net cash used in investing activities	(97)	(780)

Cash Flows from Financing Activities
Issuance of long-term debt	—	649
Contributions from parent	—	675
Payment of common stock dividends to parent	(88)	(88)
Net increase (decrease) in short-term debt	55	(509)
Debt issuance costs	(1)	(5)
Net cash provided by (used in) financing activities	(34)	722

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3	(30)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	24	51
Cash, Cash Equivalents and Restricted Cash at End of Period	$27	$21

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$185	$146

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2025	December 31, 2024
Assets

Current Assets
Cash and cash equivalents	$27	$24
Accounts receivable (less reserve: 2025, $39; 2024, $37)
Customer	457	353
Other	21	8
Accounts receivable from affiliates	11	10
Notes receivable from affiliate	—	222
Unbilled revenues (less reserve: 2025, $2; 2024, $3)	116	159
Materials and supplies	110	104
Prepayments	164	74
Regulatory assets	94	133
Other current assets	43	30
Total Current Assets	1,043	1,117

Property, Plant and Equipment
Regulated utility plant	16,503	16,469
Less: accumulated depreciation - regulated utility plant	3,983	4,052
Regulated utility plant, net	12,520	12,417
Construction work in progress	1,032	898
Property, Plant and Equipment, net	13,552	13,315

Other Noncurrent Assets
Regulatory assets	685	673
Intangibles	274	274
Other noncurrent assets (less reserve for accounts receivable: 2025, $2; 2024, $1)	100	96
Total Other Noncurrent Assets	1,059	1,043

Total Assets	$15,654	$15,475

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2025	December 31, 2024
Liabilities and Equity

Current Liabilities
Short-term debt	$55	$—
Accounts payable	477	565
Accounts payable to affiliates	133	44
Interest	74	55
Regulatory liabilities	54	57
Other current liabilities	77	85
Total Current Liabilities	870	806

Long-term Debt	5,214	5,214

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,756	1,726
Regulatory liabilities	835	839
Other deferred credits and noncurrent liabilities	153	160
Total Deferred Credits and Other Noncurrent Liabilities	2,744	2,725

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	4,668	4,668
Earnings reinvested	1,794	1,698
Total Equity	6,826	6,730

Total Liabilities and Equity	$15,654	$15,475

(a)170,000 shares authorized; 66,368 shares issued and outstanding at March 31, 2025 and December 31, 2024.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2024	66,368	$364	$4,668	$1,698	$6,730
Net income				184	184
Dividends declared				(88)	(88)
March 31, 2025	66,368	$364	$4,668	$1,794	$6,826

December 31, 2023	66,368	$364	$4,040	$1,499	$5,903
Net income				149	149
Capital contributions from parent			675		675
Dividends declared				(88)	(88)
March 31, 2024	66,368	$364	$4,715	$1,560	$6,639

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL Energy Holdings.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2025	2024
Operating Revenues
Retail and wholesale	$500	$460
Electric revenue from affiliate	5	16
Total Operating Revenues	505	476

Operating Expenses
Operation
Fuel	82	86
Energy purchases	88	71
Energy purchases from affiliate	5	1
Other operation and maintenance	89	88
Depreciation	74	76
Taxes, other than income	13	13
Total Operating Expenses	351	335

Operating Income	154	141

Other Income (Expense) - net	3	2

Interest Expense	26	26

Income Before Income Taxes	131	117

Income Taxes	26	24

Net Income (a)	$105	$93

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$105	$93
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	74	76
Amortization	4	3
Deferred income taxes and investment tax credits	1	2
Other	—	1
Change in current assets and current liabilities
Accounts receivable	(11)	(19)
Accounts receivable from affiliates	12	(11)
Accounts payable	23	6
Accounts payable to affiliates	26	34
Unbilled revenues	19	16
Fuel, materials and supplies	23	13
Regulatory assets and liabilities, net	(21)	(21)
Taxes payable	(23)	(26)
Accrued interest	23	23
Other	(19)	(19)
Other operating activities
Expenditures for asset retirement obligations	(2)	(2)
Other assets	(32)	—
Other liabilities	(3)	(3)
Net cash provided by operating activities	199	166
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(117)	(92)
Net increase in notes receivable with affiliates	(5)	(28)
Net cash used in investing activities	(122)	(120)
Cash Flows from Financing Activities
Net decrease in notes payable to affiliates	(43)	—
Net increase in short-term debt	64	28
Payment of common stock dividends to parent	(43)	(37)
Return of capital to parent	(55)	(51)
Debt issuance costs	(1)	—
Net cash used in financing activities	(78)	(60)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(1)	(14)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	24	44
Cash, Cash Equivalents, and Restricted Cash at End of Period	$23	$30

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$72	$35

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2025	December 31, 2024
Assets

Current Assets
Cash and cash equivalents	$10	$8
Accounts receivable (less reserve: 2025, $5; 2024, $3)
Customer	141	134
Other	31	23
Unbilled revenues (less reserve: 2025, $0; 2024, $0)	68	87
Accounts receivable from affiliates	28	40
Notes receivable from affiliates	5	—
Fuel, materials and supplies	134	157
Prepayments	9	9
Regulatory assets	31	8
Other current assets	11	2
Total Current Assets	468	468

Property, Plant and Equipment
Regulated utility plant	7,787	7,748
Less: accumulated depreciation - regulated utility plant	1,696	1,643
Regulated utility plant, net	6,091	6,105
Construction work in progress	515	443
Property, Plant and Equipment, net	6,606	6,548

Other Noncurrent Assets
Regulatory assets	491	491
Goodwill	389	389
Other intangibles	11	12
Other noncurrent assets	116	84
Total Other Noncurrent Assets	1,007	976

Total Assets	$8,081	$7,992

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2025	December 31, 2024
Liabilities and Equity

Current Liabilities
Short-term debt	$89	$25
Long-term debt due within one year	300	300
Notes payable to affiliates	—	43
Accounts payable	193	158
Accounts payable to affiliates	90	64
Customer deposits	36	36
Taxes	17	40
Regulatory liabilities	16	14
Interest	44	21
Asset retirement obligations	10	11
Other current liabilities	41	50
Total Current Liabilities	836	762

Long-term Debt	2,171	2,171

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	809	803
Investment tax credits	29	30
Price risk management liabilities	4	3
Asset retirement obligations	74	73
Regulatory liabilities	814	815
Other deferred credits and noncurrent liabilities	66	64
Total Deferred Credits and Other Noncurrent Liabilities	1,796	1,788

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,927	1,982
Earnings reinvested	927	865
Total Equity	3,278	3,271

Total Liabilities and Equity	$8,081	$7,992

(a)75,000 shares authorized; 21,294 shares issued and outstanding at March 31, 2025 and December 31, 2024.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2024	21,294	$424	$1,982	$865	$3,271
Net income				105	105
Return of capital to parent			(55)		(55)
Dividends declared				(43)	(43)
March 31, 2025	21,294	$424	$1,927	$927	$3,278

December 31, 2023	21,294	$424	$1,993	$755	$3,172
Net income				93	93
Return of capital to parent			(51)		(51)
Dividends declared				(37)	(37)
March 31, 2024	21,294	$424	$1,942	$811	$3,177

(a)Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2025	2024
Operating Revenues
Retail and wholesale	$559	$524
Electric revenue from affiliate	5	1
Total Operating Revenues	564	525

Operating Expenses
Operation
Fuel	152	123
Energy purchases	7	6
Energy purchases from affiliate	5	16
Other operation and maintenance	100	102
Depreciation	102	99
Taxes, other than income	12	12
Total Operating Expenses	378	358

Operating Income	186	167

Other Income (Expense) - net	5	2

Interest Expense	35	34

Income Before Income Taxes	156	135

Income Taxes	31	27

Net Income (a)	$125	$108

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$125	$108
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	102	99
Amortization	4	5
Deferred income taxes and investment tax credits	3	(1)
Other	(3)	(2)
Change in current assets and current liabilities
Accounts receivable	(29)	(21)
Accounts payable	(3)	(13)
Accounts payable to affiliates	29	52
Unbilled revenues	18	6
Fuel, materials and supplies	7	8
Regulatory assets and liabilities, net	5	1
Taxes payable	(18)	(17)
Accrued interest	32	32
Other	(3)	(7)
Other operating activities
Expenditures for asset retirement obligations	(2)	(2)
Other assets	(9)	8
Other liabilities	(5)	(4)
Net cash provided by operating activities	253	252
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(174)	(148)
Other investing activities	—	—
Net cash used in investing activities	(174)	(148)
Cash Flows from Financing Activities
Net increase in notes payable to affiliates	(65)	37
Net increase (decrease) in short-term debt	68	(48)
Payment of common stock dividends to parent	(46)	(47)
Return of capital to parent	(37)	(50)
Debt issuance costs	(1)	—
Net cash used in financing activities	(81)	(108)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(2)	(4)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	29	38
Cash, Cash Equivalents, and Restricted Cash at End of Period	$27	$34

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$74	$44

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2025	December 31, 2024
Assets

Current Assets
Cash and cash equivalents	$14	$13
Accounts receivable (less reserve: 2025, $2; 2024, $2)
Customer	180	160
Other	28	22
Unbilled revenues (less reserve: 2025, $0; 2024, $0)	84	102
Fuel, materials and supplies	166	173
Prepayments	10	11
Regulatory assets	—	1
Other current assets	16	9
Total Current Assets	498	491

Property, Plant and Equipment
Regulated utility plant	10,454	10,419
Less: accumulated depreciation - regulated utility plant	2,721	2,652
Regulated utility plant, net	7,733	7,767
Construction work in progress	679	567
Property, Plant and Equipment, net	8,412	8,334

Other Noncurrent Assets
Regulatory assets	460	458
Goodwill	607	607
Other intangibles	27	28
Other noncurrent assets	157	155
Total Other Noncurrent Assets	1,251	1,248

Total Assets	$10,161	$10,073

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2025	December 31, 2024
Liabilities and Equity

Current Liabilities
Short-term debt	$208	$140
Long-term debt due within one year	268	250
Notes payable to affiliates	8	73
Accounts payable	89	96
Accounts payable to affiliates	129	100
Customer deposits	39	39
Taxes	19	37
Regulatory liabilities	26	22
Interest	56	24
Asset retirement obligations	14	10
Other current liabilities	61	58
Total Current Liabilities	917	849

Long-term Debt	2,798	2,816

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	934	924
Investment tax credits	81	81
Asset retirement obligations	47	54
Regulatory liabilities	1,007	1,009
Other deferred credits and noncurrent liabilities	36	41
Total Deferred Credits and Other Noncurrent Liabilities	2,105	2,109

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	3,019	3,056
Earnings reinvested	1,014	935
Total Equity	4,341	4,299

Total Liabilities and Equity	$10,161	$10,073

(a)80,000 shares authorized; 37,818 shares issued and outstanding at March 31, 2025 and December 31, 2024.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2024	37,818	$308	$3,056	$935	$4,299
Net income				125	125
Return of capital to parent			(37)		(37)
Dividends declared				(46)	(46)
March 31, 2025	37,818	$308	$3,019	$1,014	$4,341

December 31, 2023	37,818	$308	$3,033	$811	$4,152
Net income				108	108
Return of capital to parent			(50)		(50)
Dividends declared				(47)	(47)
March 31, 2024	37,818	$308	$2,983	$872	$4,163

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2024 is derived from that Registrant's 2024 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2024 Form 10-K. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

2. Segment and Related Information

(PPL)

PPL is organized into three segments, broken down by geographic location: Kentucky Regulated, Pennsylvania Regulated and Rhode Island Regulated.

The Kentucky Regulated segment primarily consists of the regulated electricity generation, transmission and distribution operations conducted by LG&E and KU, as well as LG&E's regulated transmission, distribution and sale of natural gas.

The Pennsylvania Regulated segment consists of the regulated electricity transmission and distribution operations of PPL Electric.

The Rhode Island Regulated segment consists of the regulated electricity transmission and distribution and natural gas distribution operations of RIE.

"Corporate and Other" primarily consists of corporate level financing costs, certain unallocated costs and certain non-recoverable costs incurred in conjunction with the acquisition of Rhode Island Energy. "Corporate and Other" is presented to reconcile segment information to PPL's consolidated results and is not a reportable segment.

The table below provides information about PPL’s segments and includes the reconciliation to consolidated net income for the three months ended March 31, 2025:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total
Operating Revenues from external customers (a)	$1,059	$819	$626	$2,504
Reconciliation of revenue
Corporate and Other revenues				—
Total consolidated revenues				$2,504

Less:
Fuel	234	—	—	234
Energy Purchases	96	229	235	560
Other operation and maintenance	200	162	200	562
Depreciation	176	102	42	320
Taxes, other than income	25	41	47	113
Other (income) expense - net	(8)	(11)	(7)	(26)
Interest (income) from affiliate	—	(2)	(2)	(4)
Interest expense	60	60	23	143
Income taxes	53	54	18	125
Segment net income	$223	$184	$70	$477

Reconciliation of segment profit or loss to consolidated net income
Corporate and Other net loss				(63)
Net Income				$414

(a)See Note 3 for additional information on Operating Revenues.

Other information for the segments and reconciliation to PPL's Consolidated results for the three months ended March 31, 2025 are as follows:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total Segments	Corporate and Other	Consolidated Total
Other Segment Disclosures
Amortization (a)	$5	$11	$—	$16	$4	$20
Deferred income taxes and investment tax credits (b)	8	20	(7)	21	17	38
Expenditures for long lived assets	290	328	172	790	3	793

(a)Represents non-cash expense items that include amortization of operating lease right-of-use assets, regulatory assets and liabilities, debt discounts and premiums and debt issuance costs.
(b)Represents a non-cash expense item that is also included in "Income Taxes."

The table below provides information about PPL’s segments and includes the reconciliation to consolidated net income for the three months ended March 31, 2024:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total
Operating Revenues from external customers (a)	$984	$770	$549	$2,303
Reconciliation of revenue
Corporate and Other revenues				1
Total consolidated revenues				$2,304

Less:
Fuel	209	—	—	209
Energy Purchases	77	214	229	520
Other operation and maintenance	202	181	156	539
Depreciation	176	99	41	316
Taxes, other than income	25	36	27	88
Other (income) expense - net	(3)	(9)	(7)	(19)
Interest (income) from affiliate	—	(10)	—	(10)
Interest expense	60	62	24	146
Income taxes	48	48	15	111
Segment net income	$190	$149	$64	$403

Reconciliation of segment profit or loss to consolidated net income
Corporate and Other net loss				(96)
Net Income				$307

(a)See Note 3 for additional information on Operating Revenues.

Other information for the segments and reconciliation to PPL's Consolidated results for the three months ended March 31, 2024 are as follows:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total Segments	Corporate and Other	Consolidated Total
Other Segment Disclosures
Amortization (a)	$8	$12	$—	$20	$4	$24
Deferred income taxes and investment tax credits (b)	4	32	18	54	18	72
Expenditures for long lived assets	241	229	125	595	1	596

(a)Represents non-cash expense items that include amortization of operating lease right-of-use assets, regulatory assets and liabilities, debt discounts and premiums and debt issuance costs.
(b)Represents a non-cash expense item that is also included in "Income Taxes."

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated Balance Sheets as of:

	March 31, 2025	December 31, 2024
Total Assets
Kentucky Regulated	$17,789	$17,626
Pennsylvania Regulated	15,654	15,475
Rhode Island Regulated	7,194	7,055
Corporate and Other (a)	1,172	913
Total	$41,809	$41,069

(a)Primarily consists of unallocated items, including cash, PP&E, goodwill and the elimination of inter-segment transactions.

(PPL Electric)

PPL Electric has two operating segments, distribution and transmission, which are aggregated into a single reportable segment.

The measure of segment assets is reported on PPL Electric's Balance Sheets as total consolidated assets. The measures of significant segment expenses are reported on PPL Electric's Statements of Income. The measures of significant non-cash segment expenses as well as expenditures for long lived assets are reported on PPL Electric's Statements of Cash Flows.

(LG&E and KU)

Each of LG&E and KU operates as a single operating and reportable segment.

The measures of segment assets are reported on the Balance Sheets of LG&E and KU as total assets. The measures of significant segment expenses are reported on the Statements of Income of LG&E and KU. The measures of significant non-cash segment expenses as well as expenditures for long lived assets are reported on the Statements of Cash Flows of LG&E and KU.

3. Revenue from Contracts with Customers

(All Registrants)

See Note 3 in the Registrants' 2024 Form 10-K for a discussion of the principal activities from which PPL Electric, LG&E and KU and PPL’s Pennsylvania Regulated, Rhode Island Regulated, and Kentucky Regulated segments generate their revenues. The following tables reconcile "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the periods ended March 31.

	2025 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)(b)	$2,504	$819	$505	$564
Revenues derived from:
Alternative revenue programs (c)	50	(2)	2	4
Other (d)	(9)	(5)	(1)	(2)
Revenues from Contracts with Customers	$2,545	$812	$506	$566

	2024 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)(b)	$2,304	$770	$476	$525
Revenues derived from:
Alternative revenue programs (c)	7	(3)	2	5
Other (d)	(8)	(5)	(1)	(1)
Revenues from Contracts with Customers	$2,303	$762	$477	$529

(a)PPL includes $626 million for the three months ended March 31, 2025 and $549 million for the three months ended March 31, 2024 of revenues from external customers reported by the Rhode Island Regulated segment. PPL Electric represents revenues from external customers reported by the Pennsylvania Regulated segment and LG&E and KU, net of intercompany power sales and transmission revenues, represent revenues from external customers reported by the Kentucky Regulated segment. See Note 2 for additional information.
(b)PPL's transition services agreement associated with the RIE acquisition ended in the third quarter of 2024. In conjunction with the completion of the agreement, PPL conformed the presentation of RIE's and the Rhode Island Regulated segment’s net metering charges with the presentation of the other segments, resulting in an increase in Operating Revenues and a corresponding increase in Energy purchases beginning in the fourth quarter of 2024. For the quarter ended March 31, 2025, net metering of $41 million was included in Energy purchases on PPL's Statement of Income. For the quarter ended March 31, 2024, $32 million of net metering was presented as a reduction of Operating Revenues on PPL's Statement of Income.
(c)This line item shows the over/under collection of rate mechanisms deemed alternative revenue programs with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts.
(d)Represents additional revenues outside the scope of revenues from contracts with customers, such as lease and other miscellaneous revenues.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended March 31.

	Three Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2025
PA Regulated	$457	$106	$13	$13	$—	$—	$223	$812
KY Regulated	487	280	154	96	7	38	—	1,062
RI Regulated (c)	441	197	18	(35)	—	—	50	671
Total PPL	$1,385	$583	$185	$74	$7	$38	$273	$2,545

2024
PA Regulated	$426	$106	$12	$13	$—	$—	$205	$762
KY Regulated	443	267	161	97	6	15	—	989
RI Regulated (c)	261	78	4	161	—	—	47	551
Corp and Other	—	—	—	1	—	—	—	1
Total PPL	$1,130	$451	$177	$272	$6	$15	$252	$2,303

PPL Electric
2025	$457	$106	$13	$13	$—	$—	$223	$812
2024	$426	$106	$12	$13	$—	$—	$205	$762

LG&E
2025	$239	$147	$46	$54	$—	$20	$—	$506
2024	$218	$138	$47	$52	$—	$22	$—	$477

KU
2025	$248	$133	$108	$42	$7	$28	$—	$566
2024	$225	$129	$114	$46	$6	$9	$—	$529

(a)Primarily includes revenues from pole attachments, street lighting, other public authorities and other non-core businesses, and for the Rhode Island Regulated Segment certain regulatory deferral mechanisms which could result in a reduction in revenues from over collections. For the period ended 2024, the Rhode Island Regulated segment primarily includes open access tariff revenues, which are calculated on combined customer classes.
(b)Includes wholesale power and transmission revenues. LG&E and KU amounts include intercompany power sales and transmission revenues, which are eliminated upon consolidation at the Kentucky Regulated segment.
(c)PPL's transition services agreement associated with the RIE acquisition ended in the third quarter of 2024. In conjunction with the completion of the agreement, PPL disaggregated the 2024 revenues of the Rhode Island Regulated segment in a manner consistent with that of its other segments. This resulted in certain customer revenues for the Rhode Island Regulated segment, which were previously presented in the "Other" category, being presented in the "Residential", "Commercial" or "Industrial" customer classes beginning in the fourth quarter of 2024. Applying the previous methodology to 2025 revenues would result in $155 million of Residential, $89 million of Commercial and $13 million of Industrial for the Rhode Island Regulated segment being presented as "Other" for the three months ended March 31, 2025.

As discussed in Note 2, PPL segments its business by geographic location. Revenues from external customers for each segment are reconciled to revenues from contracts with customers in the footnotes to the tables above.

Contract receivables from customers are primarily included in "Accounts receivable - Customer", "Unbilled revenues", and "Other noncurrent assets" on the Balance Sheets.

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the periods ended March 31.

	Three Months
	2025	2024
PPL (a)	$25	$42
PPL Electric (a)	7	28
LG&E	2	1
KU	1	1

(a)2024 includes amounts impaired related to PPL Electric's billing issues.

Contract liabilities result from recording contractual billings in advance for customer attachments to the Registrants' infrastructure and payments received in excess of revenues earned to date. Advanced billings for customer attachments are generally recognized as revenue ratably over the quarterly billing period. Payments received in excess of revenues earned to date are recognized as revenue as services are delivered in subsequent periods. PPL's contract liabilities are not material at March 31, 2025 and 2024.

4. Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the applicable period. Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding, increased by the number of incremental shares that would be outstanding if potentially dilutive share-based payment awards were converted to common shares as calculated using the Two-Class Method or Treasury Stock Method. Incremental non-participating securities that have a dilutive impact are detailed in the table below. In 2025, these securities also included forward sales of PPL common stock issued through an ATM Program. See Note 7 for additional information on the ATM Program. The forward sale agreements are dilutive under the Treasury Stock Method to the extent the average stock price of PPL's common shares exceeds the forward sale price prescribed in the agreements.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended March 31 used in the EPS calculation are:

	Three Months
	2025	2024
Income (Numerator)
Net income attributable to PPL	$414	$307
Less amounts allocated to participating securities	1	—
Net income available to PPL common shareowners - Basic and Diluted	$413	$307

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	738,691	737,512
Add: Dilutive share-based payment awards (a)	2,709	1,308
Weighted-average shares - Diluted EPS	741,400	738,820

Basic and Diluted EPS
Net Income available to PPL common shareowners	$0.56	$0.42

(a)    The Treasury Stock Method was applied to non-participating share-based payment awards.

For the periods ended March 31, PPL issued common stock related to stock-based compensation plans as follows (in thousands):

	Three Months
	2025	2024
DRIP	200	—

For the periods ended March 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months
	2025	2024
Stock-based compensation awards	175	—
Forward sale agreements	2,033	—

5. Income Taxes

Reconciliations of income tax expense (benefit) for the periods ended March 31 are as follows.

(PPL)
	Three Months
	2025	2024
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$108	$81
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	20	17
Utility rate-making tax adjustments (a)	(10)	(5)
Amortization of excess deferred federal and state income taxes	(15)	(13)
Other	(1)	1
Total increase (decrease)	(6)	—
Total income tax expense (benefit)	$102	$81

(a)     Primarily consists of tax impacts of AFUDC equity and related depreciation across PPL's regulated utility subsidiaries and flow through tax impacts of Pennsylvania utility ratemaking. Flow through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

(PPL Electric)
	Three Months
	2025	2024
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$50	$41
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	15	14
Utility rate-making tax adjustments (a)	(6)	(4)
Amortization of excess deferred federal and state income taxes	(3)	(2)
Other	(2)	(1)
Total increase (decrease)	4	7
Total income tax expense (benefit)	$54	$48

(a)     Primarily consists of tax impacts of AFUDC equity and related depreciation and flow through tax impacts of Pennsylvania utility ratemaking. Flow through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

(LG&E)
	Three Months
	2025	2024
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$27	$25
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5	4
Amortization of excess deferred federal and state income taxes	(4)	(3)
Other	(2)	(2)
Total increase (decrease)	(1)	(1)
Total income tax expense (benefit)	$26	$24

(KU)
	Three Months
	2025	2024
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$33	$28
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	6	5
Amortization of excess deferred federal and state income taxes	(5)	(5)
Other	(3)	(1)
Total increase (decrease)	(2)	(1)
Total income tax expense (benefit)	$31	$27

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

6. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric		LG&E		KU
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Current Regulatory Assets:
Rate adjustment mechanisms	$74	$95	$—	$—	$—	$—	$—	$—
Renewable energy certificates	16	14	—	—	—	—	—	—
Storm damage expense rider	46	68	46	68	—	—	—	—
Gas supply clause	23	3	—	—	23	3	—	—
Transmission service charge	35	44	—	27	—	—	—	—
Transmission formula rate	13	14	3	2	—	—	—	—
DSIC	9	8	9	8	—	—	—	—
TCJA customer refund and recovery	28	21	28	21	—	—	—	—
ISR deferral	10	22	—	—	—	—	—	—
Gas line tracker	5	4	—	—	5	4	—	—
Other	15	27	8	7	3	1	—	1
Total current regulatory assets	$274	$320	$94	$133	$31	$8	$—	$1

	PPL		PPL Electric		LG&E		KU
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024

Noncurrent Regulatory Assets:
Defined benefit plans	$962	$967	$472	$473	$223	$226	$147	$149
Plant outage costs	29	30	—	—	7	7	22	23
Net metering	147	147	—	—	—	—	—	—
Environmental cost recovery	96	96	—	—	—	—	—	—
Storm costs	116	113	41	22	22	20	36	29
Unamortized loss on debt	20	20	3	3	9	9	6	6
Terminated interest rate swaps	51	53	—	—	30	31	21	22
Accumulated cost of removal of utility plant	165	173	165	173	—	—	—	—
AROs	278	280	—	—	76	75	202	205
Retired asset recovery	83	83	—	—	83	83	—	—
Gas line inspections	24	24	—	—	22	22	2	2
Advanced metering infrastructure	31	28	—	—	15	14	16	14
Other	47	46	4	2	4	4	8	8
Total noncurrent regulatory assets	$2,049	$2,060	$685	$673	$491	$491	$460	$458

	PPL		PPL Electric		LG&E		KU
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Current Regulatory Liabilities:
Generation supply charge	$45	$52	$45	$52	$—	$—	$—	$—
Environmental cost recovery	9	12	—	—	4	6	5	6
Rate adjustment mechanisms	63	71	—	—	—	—	—	—
Energy efficiency	24	25	—	—	—	—	—	—
DSM	24	17	—	—	10	7	14	10
Revenue decoupling mechanism	40	10	—	—	—	—	—	—
Deferred revenue	25	—	—	—	—	—	—	—
Derivative instruments	15	—	—	—	—	—	—	—
Other	29	36	9	5	2	1	7	6
Total current regulatory liabilities	$274	$223	$54	$57	$16	$14	$26	$22

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$1,027	$1,022	$—	$—	$318	$314	$409	$408
Net deferred taxes	1,875	1,899	729	739	434	439	491	498
Defined benefit plans	296	294	106	100	24	24	66	65
Terminated interest rate swaps	54	54	—	—	27	27	27	27
Energy efficiency	28	16	—	—	—	—	—	—
Other	58	50	—	—	11	11	14	11
Total noncurrent regulatory liabilities	$3,338	$3,335	$835	$839	$814	$815	$1,007	$1,009

Regulatory Matters

Rhode Island Activities (PPL)

FY 2026 Gas ISR Plan

On December 31, 2024, RIE filed its FY 2026 Gas ISR Plan with the RIPUC with a budget that included $187 million of capital investment spend and up to $15 million of additional contingency plan spend in connection with the PHMSA's potential enactment of regulations during FY 2026 that, if enacted, would significantly alter RIE's leak detection and repair obligations under federal regulations. The Plan also included proposed spending on curb-to-curb paving of $22 million. On March 28, 2025, the RIPUC approved a FY 2026 Gas ISR Plan of $165 million of which $147 million is for capital investment spend and $18 million spend for paving costs as operations and maintenance (O&M), plus a potential additional $15 million is available if the above-mentioned regulations are implemented by the PHMSA. On March 31, 2025, the RIPUC approved RIE's compliance filing for rates effective April 1, 2025.

FY 2026 Electric ISR Plan

On December 23, 2024, RIE filed its FY 2026 Electric ISR Plan with the RIPUC with a budget that included $248 million of capital investment spend (including $88 million for Advanced Metering Functionality (AMF)), $14 million of vegetation operation and maintenance (O&M) spend and $1 million of Other O&M spend. On March 28, 2025, the RIPUC approved a FY 2026 Electric ISR Plan of $219 million for capital investment spend (including $88 million for AMF), $14 million for vegetation management O&M spend, and $1 million for Other O&M spend. On March 31, 2025, the RIPUC approved RIE's compliance filing for rates effective April 1, 2025.

Kentucky Activities

(PPL, LG&E and KU)

2025 CPCN

On February 28, 2025, LG&E and KU filed an application with the KPSC regarding certain future plans for new generation and generation-related construction matters. The proposals included in the application are intended to serve anticipated load growth, including from potential data center demand in LG&E's or KU’s service territory. The proposals do not include retirements of coal or other fossil-fueled plants, which would require additional KPSC approval procedures under Kentucky legislation enacted in 2023 and 2024.

LG&E and KU submitted a joint application to the KPSC for approval of certain certificates of public convenience and necessity, site compatibility certificates, and accounting treatment, where applicable, relating to a number of generation-related plans or projects that generally are expected to become operational or established within the next six years. The aggregate projected capital expenditures associated with these proposals are currently expected to be $3.7 billion over the 2025 to 2031 period. The application includes proposals:

•to build a 645 MW natural gas combined cycle (NGCC) generation unit at KU's E.W. Brown station,
•to build a 645 MW NGCC generation unit at LG&E's Mill Creek station,
•to build a four-hour 400 MW (1,600 MWh total) battery energy storage system (BESS) at LG&E's Cane Run station, and
•to build a selective catalytic reduction (SCR) environmental facility at KU’s Ghent station Unit 2.

The new NGCC units are anticipated to be wholly owned by LG&E and the BESS unit jointly owned by LG&E (32%) and KU (68%), with actual project costs allocated consistent with LG&E's and KU's ultimate ownership shares and existing shared dispatch, cost allocation, tariff or other frameworks. The proposed Mill Creek NGCC unit is in addition to a new NGCC unit currently under construction at that location.

The filing also notes projected in service dates for the projects, including the E.W. Brown NGCC unit in 2030, the Mill Creek NGCC unit in 2031, the Cane Run BESS in 2028 and the Ghent SCR facility in 2028.

LG&E and KU anticipate a ruling from the KPSC during the fourth quarter of 2025. LG&E and KU cannot predict the outcome of the proceedings.

Kentucky January 2025 Storm

In January 2025, LG&E and KU experienced snow, ice, sleet and freezing rain in their service territories, resulting in substantial damage to certain of LG&E's and KU's assets. On January 31, 2025, LG&E and KU submitted a filing with the KPSC requesting regulatory asset treatment of the extraordinary operations and maintenance (O&M) expenses portion of the costs incurred related to the storm. On March 19, 2025, the KPSC issued an order authorizing LG&E and KU to establish, for accounting purposes only, regulatory assets based on the jurisdictional incremental costs of extraordinary O&M expense incurred by LG&E and KU as a result of the 2025 Winter Storm, with recovery amounts and amortization thereof to be determined in subsequent base rate proceedings. LG&E and KU cannot predict the outcome of this matter. As of March 31, 2025, LG&E and KU recorded regulatory assets related to the storm of $2 million and $7 million.

Mill Creek Unit 1 and Unit 2 Retired Asset Recovery (RAR) Application (PPL and LG&E)

In 2023, the KPSC issued an order approving, among other items, the requested retirement of Mill Creek Units 1 and 2.

On October 4, 2024, LG&E submitted an application related to the retirement of Mill Creek Unit 1, which occurred on December 31, 2024, requesting recovery of associated costs under the RAR rider. LG&E expects these costs to be approximately $125 million and proposed to begin application of the RAR rider with bills issued in May 2025. On February 24, 2025, the KPSC issued an order approving LG&E’s cost recovery for Mill Creek Unit 1 under the RAR rider.

Mill Creek Unit 2 is expected to be retired in 2027. LG&E anticipates the recovery of associated costs, including the remaining net book value, for Mill Creek Unit 2 through the RAR rider. The remaining net book value of Mill Creek Unit 2 was approximately $215 million at March 31, 2025 and LG&E is continuing to depreciate using the current approved rates through its retirement date in 2027. LG&E expects to reclassify the net book value remaining at retirement, which is expected to total approximately $161 million, to a regulatory asset to be amortized over a period of ten years in accordance with the RAR. There can be no assurance that these costs will be recovered in the amounts or at the time that LG&E expects.

Pennsylvania Activities (PPL and PPL Electric)

DSIC Petition

On April 26, 2024, PPL Electric filed a Petition with the PAPUC requesting that the PAPUC waive PPL Electric's DSIC cap of 5% of billed revenues and increase the maximum allowable DSIC to 9% for bills rendered on or after January 1, 2025. On February 28, 2025, the PAPUC issued its written order permitting PPL Electric to increase its DSIC cap from 5% to 7.5% for bills rendered on or after March 13, 2025 until the effective date of rates established in PPL Electric’s next base rate case or the end of the PPL Electric’s 2023-2027 Long-term Infrastructure Improvement Plan, whichever occurs first, at which time it will return to 5%.

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

Other

Purchase of Receivables Program

(PPL and PPL Electric)

In accordance with RIPUC-approved and PAPUC-approved purchase of accounts receivable programs, RIE and PPL Electric purchase certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition.

During the three months ended March 31, 2025 and 2024, RIE purchased $87 million and $51 million of accounts receivable from alternative suppliers.

During the three months ended March 31, 2025 and 2024, PPL Electric purchased $466 million and $419 million of accounts receivable from alternative suppliers.

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

	March 31, 2025					December 31, 2024
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (c)	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (c)
PPL
PPL Capital Funding (a)
Syndicated Credit Facility (b)	Dec. 2029	$1,500	$—	$427	$1,073	$—	$138
Bilateral Credit Facility	Feb. 2026	100	—	—	100	—	—
Bilateral Credit Facility	Feb. 2026	100	—	55	45	—	15
Total PPL Capital Funding Credit Facilities		$1,700	$—	$482	$1,218	$—	$153

PPL Electric
Syndicated Credit Facility	Dec. 2029	$750	$—	$56	$694	$—	$1
Total PPL Electric Credit Facilities		$750	$—	$56	$694	$—	$1

LG&E
Syndicated Credit Facility	Dec. 2029	$600	$—	$89	$511	$—	$25
Total LG&E Credit Facilities		$600	$—	$89	$511	$—	$25

KU
Syndicated Credit Facility	Dec. 2029	$600	$—	$209	$391	$—	$140
Total KU Credit Facilities		$600	$—	$209	$391	$—	$140

(a)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(b)In January 2025, PPL Capital Funding increased the borrowing capacity of this facility from $1.25 billion to $1.50 billion. At March 31, 2025, the facility included a $250 million borrowing sublimit for RIE and a $1.25 billion sublimit for PPL Capital Funding. At December 31, 2024, the facility included a $250 million borrowing sublimit for RIE and a $1 billion borrowing sublimit for PPL Capital Funding. RIE’s borrowing sublimit is adjustable, at the borrowers’ option, from $0 to $600 million, with the remaining balance available under the facility allocated to PPL Capital Funding. At March 31, 2025, PPL Capital Funding had $427 million of commercial paper outstanding and RIE had no commercial paper outstanding. At December 31, 2024, PPL Capital Funding had $138 million of commercial paper outstanding and RIE had no commercial paper outstanding. RIE's obligations under the facility are not guaranteed by PPL.
(c)Commercial paper issued reflects the undiscounted face value of the issuance.

(PPL)

In January 2025, PPL Capital Funding amended its existing $1.25 billion syndicated credit facility to extend the termination date from December 6, 2028 to December 6, 2029 and to increase the borrowing capacity under the facility to $1.50 billion.

(PPL and PPL Electric)

In January 2025, PPL Electric amended its existing $650 million syndicated credit facility to extend the termination date from December 6, 2028 to December 6, 2029 and to increase the borrowing capacity under the facility to $750 million.

(PPL and LG&E)

In January 2025, LG&E amended its existing $500 million syndicated credit facility to extend the termination date from December 6, 2028 to December 6, 2029 and to increase the borrowing capacity under the facility to $600 million.

(PPL and KU)

In January 2025, KU amended its existing $400 million syndicated credit facility to extend the termination date from December 6, 2028 to December 6, 2029 and to increase the borrowing capacity under the facility to $600 million.

(All Registrants)

The Registrants maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	March 31, 2025				December 31, 2024
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances (c)	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances (c)
PPL Capital Funding (a)(b)	4.71%	$1,350	$427	$923	4.76%	$138
RIE (b)		250	—	250		—
PPL Electric	4.68%	650	55	595		—
LG&E	4.67%	500	89	411	4.72%	25
KU	4.71%	400	209	191	4.71%	140
Total		$3,150	$780	$2,370		$303

(a)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(b)Issuances under the PPL Capital Funding and RIE commercial paper programs are supported by the PPL Capital Funding syndicated credit facility. At March 31, 2025, the borrowing sublimits were $250 million for RIE and $1.25 billion for PPL Capital Funding. At December 31, 2024, the borrowing sublimits were $250 million for RIE and $1 billion for PPL Capital Funding. PPL Capital Funding’s commercial paper program is also backed by a separate bilateral credit facility for $100 million.
(c)Commercial paper issued reflects the undiscounted face value of the issuance.

(PPL Electric, LG&E, and KU)

See Note 11 for discussion of intercompany borrowings.

(PPL)

Equity Securities

ATM Program

In February 2025, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $2 billion of its common stock through an ATM Program, including an optional forward sales component. Each forward contract under the agreement must be settled within 24 months. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. During the three months ended March 31, 2025, PPL entered into a forward contract to sell approximately 2.0 million shares of its common stock at an initial forward price of $34.49 per share. The forward sale price may be adjusted based on changes in daily interest rates, for certain stock loan fees as determined by a third-party agent, and will be subject to predetermined reductions based on expected dividends. This forward contract must be settled on or before December 30, 2025. PPL may elect, at its discretion, to physically settle, net share settle or net cash settle the forward contracts. At March 31, 2025, PPL could have settled the forward sale contract with physical delivery of 2.0 million shares of common stock for proceeds of approximately $70 million. In April 2025, PPL entered into forward contracts to sell approximately 2.8 million additional shares at a blended initial forward price of approximately $35.22 per share. The forward contracts under the ATM program are classified as equity transactions.

Dividends

In February 2025, PPL declared a quarterly cash dividend on its common stock, payable April 1, 2025, of 27.25 cents per share (equivalent to $1.09 per annum).

8. Acquisitions, Developments and Divestitures

Acquisitions (PPL)

Acquisition of Narragansett Electric

On May 25, 2022, PPL Rhode Island Holdings acquired 100% of the outstanding shares of common stock of Narragansett Electric from National Grid USA, a subsidiary of National Grid plc (the Acquisition). Following the closing of the Acquisition, Narragansett Electric provides services doing business under the name Rhode Island Energy (RIE). Please see Note 9 in PPL's 2024 Form 10-K for additional information concerning the Acquisition.

In connection with the Acquisition, National Grid USA Service Company, Inc., National Grid USA and Narragansett Electric entered into a transition services agreement (TSA), pursuant to which the National Grid entities agreed to provide certain transition services to Narragansett Electric to facilitate the transition of the operation of Narragansett Electric to PPL following the Acquisition, as agreed upon in the Narragansett share purchase agreement. The TSA was for an initial two-year term and was completed in the third quarter of 2024. TSA costs were $48 million during the three months ended March 31, 2024.

As a condition to the Acquisition, PPL made certain commitments to the Rhode Island Division of Public Utilities and Carriers and the Attorney General of the State of Rhode Island. See Note 9 in PPL's 2024 Form 10-K for a complete listing of those commitments. Included in these commitments is RIE's commitment to forgo potential recovery of any and all transition costs, which includes (1) the installation of certain information technology systems; (2) modification and enhancements to physical facilities in Rhode Island; and (3) costs related to severance payments, communications and branding changes, and other transition related costs. These costs, which are being expensed as incurred, were $17 million and $81 million for the three months ended March 31, 2025 and 2024.

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

	Pension Benefits
	Three Months
	2025	2024
PPL
Service cost	$8	$9
Interest cost	45	46
Expected return on plan assets	(72)	(75)
Amortization of:
Prior service cost	—	1
Actuarial loss	5	2
Net periodic defined benefit costs (credits)	$(14)	$(17)

	Other Postretirement Benefits
	Three Months
	2025	2024
PPL
Service cost	$2	$1
Interest cost	7	7
Expected return on plan assets	(8)	(7)
Amortization of:
Actuarial loss	(1)	(1)
Net periodic defined benefit costs (credits)	$—	$—

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

On February 21, 2025, the Division filed testimony confirming its initial testimony that $12 million is the appropriate amount to be refunded to the energy efficiency program. On March 4, 2025, a Settlement Agreement between RIE, the Division, and the Rhode Island Attorney General was filed with the RIPUC requiring refunds of $10 million. Of this amount, $2 million has already been refunded through the energy efficiency mechanism with the remaining $8 million to reduce the storm cost regulatory asset recorded on PPL's balance sheet. The settlement also included reimbursement of minor consulting fees and various other compliance actions. On March 5, 2025, the RIPUC approved the Settlement Agreement.

E.W. Brown Environmental Assessment (PPL and KU)

KU is undertaking extensive remedial measures at the E.W. Brown plant including closure of the former ash pond, implementation of a groundwater remedial action plan and performance of a corrective action plan including aquatic study of adjacent surface waters and risk assessment. The aquatic study and risk assessment are being undertaken pursuant to a 2017 Agreed Order with the Kentucky Energy and Environment Cabinet (KEEC). KU conducted sampling of Herrington Lake in 2017 and 2018. In June 2019, KU submitted to the KEEC the required aquatic study and risk assessment, conducted by an independent third-party consultant, finding that discharges from the E.W. Brown plant have not had any significant impact on Herrington Lake and that the water in the lake is safe for recreational use and meets safe drinking water standards. On May 31, 2021, the KEEC approved the report and released a response to public comments. On August 6, 2021, KU submitted a Supplemental Remedial Alternatives Analysis report to the KEEC that outlines proposed additional fish, water, and sediment testing. On February 18, 2022, the KEEC provided approval to KU to proceed with the proposed sampling, which commenced in the spring of 2022. On November 17, 2022, KU submitted a Supplemental Performance Monitoring Report to the KEEC finding that there are no significant unaddressed risks to human health or the environment at the plant. KU revised the Supplemental Performance Monitoring Report on June 8, 2023, in response to KEEC comments from April 24, 2023. On September 1, 2023, the KEEC requested KU to propose additional monitoring or remedial measures. KU submitted a revised Supplemental Performance Monitoring and Corrective Action Completion on December 28, 2023. In August 2024, KU submitted a proposed environmental covenant to the KEEC specifying certain site restrictions. Discussions between KU and the KEEC are ongoing, but KU cannot predict the outcome of this matter.

(PPL, LG&E and KU)

EPA Deregulatory Initiative

On March 12, 2025, the EPA announced a plan to reconsider 31 environmental rules including the Section 111 performance standards and emissions limits for greenhouse gases, the endangerment finding for greenhouse gases, the Good Neighbor Plan, the Mercury and Air Toxics Standards, revisions to the fine particulate matter standard, the ELGs, and the CCRs Rule. Supplementing previous Executive Orders directing various regulatory changes, on April 9, 2025, President Trump issued an Executive Order and Presidential Memorandum directing review of existing rules, repeal of unlawful rules, and initiation of a zero-based budgeting process by which certain rules would automatically expire unless extended. While the administration may seek to implement some regulatory changes outside of the rulemaking process, changes to existing rules are generally expected to require formal rulemaking proceedings. Any final EPA actions repealing or revising current rules will likely result in legal challenges. PPL, LG&E, and KU are unable to predict future regulatory changes, if any, that may result from the EPA’s deregulatory plan or the outcome of any associated legal challenges. PPL, LG&E, and KU will closely monitor the ongoing EPA initiative and any related litigation for the impact to our business including planned capital expenditures to comply with the EPA rules.

Water/Waste

ELGs

In 2015, the EPA finalized ELGs for wastewater discharge permits for new and existing steam electricity generating facilities. These guidelines require deployment of additional control technologies providing physical, chemical and biological treatment and mandate operational changes including "zero discharge" requirements for certain wastewaters. The implementation date for individual generating stations was to be determined by the states on a case-by-case basis according to criteria provided by the EPA. In September 2017, the EPA issued a rule to postpone the compliance date for certain requirements. In October 2020, the EPA issued revisions to its best available technology standards for certain wastewaters and potential extensions to compliance dates (the Reconsideration Rule). On May 9, 2024, the EPA issued a final rule modifying the 2020 ELG revisions. The rule increases the stringency of previous control technology and zero discharge requirements, revises certain exemptions for generating units planned for retirement, and requires case-by-case limitations for legacy wastewaters based on the best professional judgment of the state regulators. Legal challenges to the final rule have been consolidated before the U.S. Court of Appeals for the Eighth Circuit. The final rule could potentially result in significant operational changes and additional controls for LG&E and KU plants, but in March 2025 the EPA announced its plan to reconsider the rule. The ELGs are expected to be implemented by the states or applicable permitting authorities in the course of their normal permitting activities. Certain costs are included in the Registrants' capital plans and expected to be recovered from customers through rate recovery mechanisms, but additional costs and recovery will depend on further regulatory developments at the state level.

CCRs

In 2015, the EPA issued a final rule governing management of CCRs, which include fly ash, bottom ash and sulfur dioxide scrubber wastes (2015 CCR Rule). The 2015 CCR Rule imposed extensive new requirements for certain CCR impoundments and landfills, including public notifications, location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements, and specifies restrictions relating to the beneficial use of CCRs. In January 2022, the EPA issued several proposed regulatory determinations, facility notifications, and public announcements which indicate increased scrutiny by the EPA to determine the adequacy of measures taken by facility owners and operators to achieve closure of CCR surface impoundments and landfills. In particular, the agency indicated that it will focus on certain practices which it views as posing a threat of continuing groundwater contamination. On May 8, 2024, the EPA issued a final rule (2024 CCR Rule) establishing regulatory requirements for inactive surface impoundments at inactive electricity generation facilities (legacy impoundments). The 2024 CCR Rule also establishes identification, groundwater monitoring, corrective action, closure, and post-closure care requirements for all CCR management units, as defined in the rule, at regulated CCR facilities regardless of how or when the CCR was placed. The rule also requires LG&E and KU to complete applicability determinations, implement site security measures, initiate weekly inspections and monthly monitoring of the impoundment, create a website, and complete hazard assessments and reports for its legacy impoundments. Additionally, the rule could potentially subject CCR management units that have previously completed remedial action and closure and certain beneficial use projects to additional federal regulatory requirements. Legal challenges to the rule have been filed in the D.C. Circuit Court. In March 2025, the EPA announced its plan to update the rule.

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

As of March 31, 2025 and December 31, 2024, PPL Electric had a recorded liability of $8 million, representing its best estimate of the probable loss incurred to remediate these sites.

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

As of March 31, 2025 and December 31, 2024, RIE had a recorded liability of $99 million and $98 million, representing its best estimate of the remaining costs of RIE's environmental remediation activities. These undiscounted costs are expected to be incurred over approximately 30 years and generally to be subject to rate recovery. However, remediation costs for each site may be materially higher than estimated, depending on changing technologies and regulatory standards, selected end uses for each site, and actual environmental conditions encountered. RIE has recovered amounts from certain insurers and potentially responsible parties, and, where appropriate, may seek additional recovery from other insurers and potentially responsible parties, but it is uncertain whether, and to what extent, such efforts will be successful.

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

(All Registrants)

The table below details guarantees provided as of March 31, 2025. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The Registrants believe the probability of expected payment/performance under each of these guarantees is remote, except for the guarantees and indemnifications related to the sale of Safari Holdings, which PPL believes are reasonably possible but not probable of occurring. For reporting purposes, on a consolidated basis, the guarantees of PPL include the guarantees of its subsidiary Registrants.

	Exposure at March 31, 2025		Expiration Date
PPL
Indemnifications related to certain tax liabilities related to the sale of the U.K. utility business	£50	(a)	2028
PPL guarantee of Safari payment obligations under certain sale/leaseback financing transactions related to the sale of Safari Holdings	$97	(b)	2028
Indemnifications for losses suffered related to items not covered by Aspen Power's representation and warranty insurance associated with the sale of Safari Holdings	140	(c)	2028
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(d)

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
(c)Aspen Power has obtained representation and warranty insurance, therefore, PPL generally has no liability for its representations and warranties under the agreement except for losses suffered related to items not covered. Expiration of these indemnifications range from 18 months to 6 years from the date of the closing of the transaction, and PPL’s aggregate liability for these claims will not exceed $140 million, subject to certain adjustments.
(d)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement, and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. PPL's proportionate share of OVEC's outstanding debt was $77 million at March 31, 2025, consisting of LG&E's share of $53 million and KU's share of $24 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 12 in PPL's, LG&E's and KU's 2024 Form 10-K for additional information on the OVEC power purchase contract.

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

PPL, on behalf of itself and certain of its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage. The insurance provides maximum aggregate coverage of $231 million for non-wildfire liability losses and maximum aggregate coverage of $181 million for wildfire liability losses. This insurance may be applicable to obligations under certain of these contractual arrangements.

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

	Three Months
	2025	2024
PPL Electric from PPL Services	$64	$56
LG&E from LKS	30	29
LG&E from PPL Services	20	11
KU from LKS	38	38
KU from PPL Services	19	11

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

Intercompany Borrowings

(PPL Electric)

CEP Reserves maintains a $800 million revolving line of credit with a PPL Electric subsidiary. At March 31, 2025, CEP Reserves had an insignificant amount of borrowings outstanding. At December 31, 2024, CEP Reserves had borrowings outstanding of $222 million. The interest rates on borrowings are equal to an adjusted one-month SOFR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the PPL Electric Income Statements.

(LG&E and KU)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to the difference between LG&E's FERC borrowing limit and LG&E's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At March 31, 2025, LG&E's money pool unused capacity was $661 million. At March 31, 2025, LG&E had insignificant borrowings outstanding from KU and/or LKE. At December 31, 2024, LG&E had borrowings outstanding of $43 million from KU and/or LKE. These balances are reflected in "Notes payable to affiliates" on the LG&E Balance Sheets.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to the difference between KU's FERC borrowing limit and KU's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At March 31, 2025, KU's money pool unused capacity was $433 million. At March 31, 2025, KU had borrowings outstanding from LG&E and/or LKE of $8 million. At December 31, 2024, KU had borrowings outstanding of $73 million from LG&E and/or LKE. These balances are reflected in "Notes payable to affiliates" on the KU Balance Sheets.

VEBA Funds Receivable

(PPL Electric)

In 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay medical claims of active bargaining unit employees. In 2024, additional excess funds were removed from the PPL Bargaining Unit Retiree Health Plan VEBA and deposited into the existing subaccount within the VEBA to be used to pay medical claims of active bargaining unit employees. Based on PPL Electric's participation in PPL’s Other Postretirement Benefit plan, PPL Electric was allocated a portion of the excess funds from PPL Services. These funds have been recorded as an intercompany receivable on PPL Electric's Balance Sheets. The receivable balance decreases as PPL Electric pays incurred medical claims and is reimbursed by PPL Services. The intercompany receivable balance associated with these funds was $4 million at March 31, 2025, which was reflected in "Accounts receivable from affiliates" on PPL Electric's Balance Sheets. The intercompany receivable balance associated with these funds was $7 million at December 31, 2024, of which $4 million was reflected in "Accounts receivable from affiliates" and $3 million was reflected in "Other noncurrent assets" on PPL Electric's Balance Sheets.

12. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended March 31, were:

	Three Months
	2025	2024
Defined benefit plans - non-service credits (Note 9)	$8	$8
Interest income	5	9
AFUDC - equity component	16	9
Charitable contributions	(2)	(2)
Miscellaneous	1	(2)
Other Income (Expense) - net	$28	$22

(PPL Electric)

The details of "Other Income (Expense) - net" for the periods ended March 31, were:

	Three Months
	2025	2024
Defined benefit plans - non-service credits (Note 9)	$3	$4
Interest income	2	1
AFUDC - equity component	7	5
Charitable contributions	(1)	(1)
Other Income (Expense) - net	$11	$9

13. Fair Value Measurements

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option pricing models) and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. See Note 1 in each Registrant's 2024 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	March 31, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$312	$312	$—	$—	$306	$306	$—	$—
Restricted cash and cash equivalents (a)	28	28	—	—	33	33	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	340	340	—	—	339	339	—	—
Special use funds (a):
Money market fund	1	1	—	—	1	1	—	—
Commingled debt fund measured at NAV (c)	8	—	—	—	10	—	—	—
Commingled equity fund measured at NAV (c)	7	—	—	—	8	—	—	—
Total special use funds	16	1	—	—	19	1	—	—
Price risk management assets (d):
Gas contracts	22	—	22	—	9	—	4	5
Total assets	$378	$341	$22	$—	$367	$340	$4	$5

Liabilities
Price risk management liabilities (d):
Interest rate swaps	$5	$—	$5	$—	$3	$—	$3	$—
Gas contracts	6	—	—	6	13	—	10	3
Total price risk management liabilities	$11	$—	$5	$6	$16	$—	$13	$3

PPL Electric
Assets
Cash and cash equivalents	$27	$27	$—	$—	$24	$24	$—	$—
Total assets	$27	$27	$—	$—	$24	$24	$—	$—

LG&E
Assets
Cash and cash equivalents	$10	$10	$—	$—	$8	$8	$—	$—
Restricted cash and cash equivalents (a)	13	13	—	—	16	16	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	23	23	—	—	24	24	—	—
Total assets	$23	$23	$—	$—	$24	$24	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$5	$—	$5	$—	$3	$—	$3	$—
Total price risk management liabilities	$5	$—	$5	$—	$3	$—	$3	$—

KU
Assets
Cash and cash equivalents	$14	$14	$—	$—	$13	$13	$—	$—
Restricted cash and cash equivalents (a)	13	13	—	—	16	16	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	27	27	—	—	29	29	—	—
Total assets	$27	$27	$—	$—	$29	$29	$—	$—

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

A reconciliation of net liabilities classified as Level 3 for the three months ended March 31 is as follows:

Gas Contracts
2025
Balance at beginning of period	$(2)
Total unrealized gains (losses) recognized as Regulatory Assets/Regulatory Liabilities:	8
Settlements	—
Balance at end of period	$6

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

Price Risk Management Assets/Liabilities

Interest Rate Swaps (PPL, LG&E and KU)

To manage interest rate risk, PPL, LG&E and KU use interest rate contracts such as treasury locks, forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps. An income approach is used to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., SOFR and government security rates), as well as inputs that may not be observable, such as credit valuation adjustments. In certain cases, market information cannot practicably be obtained to value credit risk and therefore internal models are relied upon. These models use projected probabilities of default and estimated recovery rates based on historical observances. When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.

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

	March 31, 2025		December 31, 2024
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$16,507	$15,847	$16,503	$15,562
PPL Electric	5,214	4,931	5,214	4,862
LG&E	2,471	2,335	2,471	2,295
KU	3,066	2,804	3,066	2,750

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

Interest Rate Risk

•PPL and its subsidiaries are exposed to interest rate risk associated with forecasted fixed-rate and existing floating-rate debt issuances. PPL and LG&E utilize over-the-counter interest rate swaps to limit exposure to market fluctuations on floating-rate debt. PPL, LG&E and KU utilize hedging instruments to limit exposure to fluctuations in benchmark interest rates, when appropriate, in connection with future debt issuance.
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

PPL and its subsidiaries have credit policies in place to manage credit risk, including the use of an established credit approval process, daily monitoring of counterparty positions and the use of master netting agreements or provisions. These agreements generally include credit mitigation provisions, such as margin, prepayment or collateral requirements. PPL and its subsidiaries may request additional credit assurance, in certain circumstances, if the counterparties' credit ratings fall below investment grade, their tangible net worth falls below specified percentages or their exposures exceed an established credit limit.

Master Netting Arrangements (PPL, LG&E and KU)

Net derivative positions on the balance sheets are not offset against the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

PPL, LG&E and KU had no obligation to return or post cash collateral under master netting arrangements at March 31, 2025 and December 31, 2024.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL had no such contracts at March 31, 2025.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three months ended March 31, 2025 and 2024, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At March 31, 2025, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At March 31, 2025, LG&E held contracts with a notional amount of $64 million that mature in 2033.

Commodity Price Risk (PPL)

Economic Activity

RIE enters into derivative contracts that economically hedge natural gas purchases. Realized gains and losses from the derivatives are recoverable through regulated rates, therefore subsequent changes in fair value are included in regulatory assets or liabilities until they are realized as purchased gas. Realized gains and losses are recognized in "Energy Purchases" on the Statements of Income upon settlement of the contracts. At March 31, 2025, RIE held contracts with notional volumes of 40 Bcf that range in maturity from 2025 through 2029.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless the NPNS is elected. NPNS contracts include certain full requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at March 31, 2025 and December 31, 2024.

See Note 1 in each Registrant's 2024 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	March 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities (a):
Interest rate swaps	$—	$1	$—	$—
Gas contracts	16	1	7	10
Total current	16	2	7	10
Noncurrent:
Price Risk Management Assets/Liabilities (a):
Interest rate swaps	—	4	—	3
Gas contracts	6	5	2	3
Total noncurrent	6	9	2	6
Total derivatives	$22	$11	$9	$16

(a)Current portion is included in "Other current assets" and "Other current liabilities" and noncurrent portion is included in "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets. Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended March 31, 2025.

		Three Months
Derivative Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate swaps	Interest expense	$(1)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months
Gas contracts	Energy purchases	$(5)
	Total	$(5)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$(1)
Gas contracts	Regulatory liabilities - current	18
	Regulatory liabilities - noncurrent	1
	Total	$18

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

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended March 31, 2025.

Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
Three Months
Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$190
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(1)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended March 31, 2024.

Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
Three Months
Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$179
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate swaps:
Amount of gain (loss) reclassified from AOCI to income	(1)

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	March 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities:
Interest rate swaps	$—	$1	$—	$—
Total current	—	1	—	—
Noncurrent:
Price Risk Management Assets/Liabilities:
Interest rate swaps	—	4	—	3
Total noncurrent	—	4	—	3
Total derivatives	$—	$5	$—	$3

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended March 31, 2025.

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
March 31, 2025
Derivatives
PPL	$22	$1	$—	$21	$11	$1	$—	$10
LG&E	—	—	—	—	5	—	—	5

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2024
Derivatives
PPL	$9	$5	$—	$4	$16	$5	$—	$11
LG&E	—	—	—	—	3	—	—	3

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

(PPL)

At March 31, 2025, there were no derivative contracts in a net liability position that contain credit risk-related contingent features. At March 31, 2025, there were no additional collateral requirements in the event of a credit downgrade below investment grade.

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

The changes in the carrying amounts of AROs were as follows.

	PPL	LG&E	KU
Balance at December 31, 2024	$157	$84	$64
Accretion	2	1	1
Changes in estimated timing or cost	(1)	—	(1)
Obligations settled	(4)	(1)	(3)
Balance at March 31, 2025	$154	$84	$61

16. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended March 31 were as follows.

	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
		Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
December 31, 2024	$9	$4	$(3)	$(194)	$(184)
Reclassifications from AOCI	1	—	—	(1)	—
Net OCI during the period	1	—	—	(1)	—
March 31, 2025	$10	$4	$(3)	$(195)	$(184)

December 31, 2023	$6	$3	$(4)	$(168)	$(163)
Amounts arising during the period	—	1	—	—	1
Reclassifications from AOCI	1	—	—	—	1
Net OCI during the period	1	1	—	—	2
March 31, 2024	$7	$4	$(4)	$(168)	$(161)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the periods ended March 31.

	Three Months		Affected Line Item on the
Details about AOCI	2025	2024	Statements of Income
Qualifying derivatives
Interest rate swaps	$(1)	$(1)	Interest Expense
Total Pre-tax	(1)	(1)
Income Taxes	—	—
Total After-tax	(1)	(1)

Defined benefit plans
Net actuarial loss (a)	1	—
Total Pre-tax	1	—
Income Taxes	—	—
Total After-tax	1	—

Total reclassifications during the period	$—	$(1)

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued guidance which requires public business entities to provide in the notes to financial statements specified information about certain costs and expenses. This includes the disclosure of amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities included in each relevant income statement expense caption. A relevant expense caption is an expense caption included on the face of the income statement within continuing operations that contains any of the specified expense categories (a)-(e). A qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated must also be disclosed. Additionally, public business entities must disclose the total amount of selling expenses and, in annual reporting periods, the entity’s definition of selling expenses.

For public business entities, this guidance will be applied on a prospective basis. Retrospective application is permitted. This guidance will be effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted.

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

The following should be read in conjunction with the Registrants' Condensed Consolidated Financial Statements and the accompanying Notes and with the Registrants' 2024 Form 10-K. Capitalized terms and abbreviations are defined in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•"Overview" provides a description of each Registrant's business strategy and a discussion of important financial and operational developments.

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2025 with the same period in 2024. The PPL "Results of Operations" also includes "Segment Earnings," which provides a detailed analysis of earnings by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

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

Segment Information (PPL)

PPL is organized into three reportable segments as depicted in the chart above: Kentucky Regulated, which primarily represents the results of LG&E and KU, Pennsylvania Regulated, which primarily represents the results of PPL Electric, and Rhode Island Regulated, which primarily represents the results of RIE. "Corporate and Other" primarily consists of corporate level financing costs, certain unallocated costs and certain non-recoverable costs incurred in conjunction with the acquisition of Rhode Island Energy.

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

On October 4, 2024, LG&E submitted an application related to the retirement of Mill Creek Unit 1, which occurred on December 31, 2024, requesting recovery of associated costs under the RAR rider. On February 24, 2025, the KPSC issued an order approving LG&E’s cost recovery for Mill Creek Unit 1 under the RAR rider. See Note 6 to the Financial Statements for additional information on the Mill Creek Unit 1 RAR rider application.

2025 CPCN

On February 28, 2025, LG&E and KU filed an application with the KPSC regarding certain future plans for new generation and generation-related construction matters. The proposals included in the application are intended to serve anticipated load growth, including from potential data center demand in LG&E's or KU’s service territory. The proposals do not include retirements of coal or other fossil-fueled plants, which would require additional KPSC approval procedures under Kentucky legislation enacted in 2023 and 2024.

LG&E and KU submitted a joint application to the KPSC for approval of certain certificates of public convenience and necessity, site compatibility certificates, and accounting treatment, where applicable, relating to a number of generation-related plans or projects that generally are expected to become operational or established within the next six years. The aggregate projected capital expenditures associated with these proposals are currently expected to be $3.7 billion over the 2025 to 2031 period. Projected capital expenditures related to these proposals for the years 2025 through 2027 were included in PPL's, LG&E's and KU's projections in “Management Discussion and Analysis – Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash – Capital Expenditures” in the 2024 Form 10-K. The application includes proposals:

•to build a 645 MW natural gas combined cycle (NGCC) generation unit at KU's E.W. Brown station,
•to build a 645 MW NGCC generation unit at LG&E's Mill Creek station,
•to build a four-hour 400 MW (1,600 MWh total) battery energy storage system (BESS) at LG&E's Cane Run station, and
•to build a selective catalytic reduction (SCR) environmental facility at KU’s Ghent station Unit 2.

The new NGCC units are anticipated to be wholly owned by LG&E and the BESS unit jointly owned by LG&E (32%) and KU (68%), with actual project costs allocated consistent with LG&E's and KU's ultimate ownership shares and existing shared dispatch, cost allocation, tariff or other frameworks. The proposed Mill Creek NGCC unit is in addition to a new NGCC unit currently under construction at that location.

The filing also notes projected in service dates for the projects, including the E.W. Brown NGCC unit in 2030, the Mill Creek NGCC unit in 2031, the Cane Run BESS in 2028 and the Ghent SCR facility in 2028.

LG&E and KU anticipate a ruling from the KPSC during the fourth quarter of 2025. LG&E and KU cannot predict the outcome of the proceedings.

2025 Kentucky Rate Cases

On April 4, 2025, LG&E and KU filed with the KPSC respective Notices of Intent to file, on or after May 30, 2025, applications for a general adjustment in their electric and gas rates following a four-year stay out provision included in the base rate cases that became effective July 1, 2021. These applications will be supported by a fully forecasted test period ending December 31, 2026. The applications will request an adjustment of their electric and gas rates and charges, request other changes to their electric and gas tariffs, including terms and conditions of service, and address certain regulatory and accounting treatments. In addition, pursuant to prior orders of the KPSC, LG&E and KU are required to include an assessment of a potential legal merger of LG&E and KU in each rate case proceeding. If LG&E and KU conclude a legal merger may be appropriate, LG&E and KU would formally seek regulatory approval for a merger in a future proceeding. There is no assurance that LG&E and KU would receive regulatory approval for a potential merger.

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

(PPL)

FY 2026 Gas ISR Plan

On December 31, 2024, RIE filed its FY 2026 Gas ISR Plan with the RIPUC with a budget that included $187 million of capital investment spend and up to $15 million of additional contingency plan spend in connection with the PHMSA's potential enactment of regulations during FY 2026 that, if enacted, would significantly alter RIE's leak detection and repair obligations under federal regulations. The Plan also included proposed spending on curb-to-curb paving of $22 million. On March 28, 2025, the RIPUC approved a FY 2026 Gas ISR Plan of $165 million of which $147 million is for capital investment spend and $18 million spend for paving costs as operations and maintenance (O&M), plus a potential additional $15 million is available if the above-mentioned regulations are implemented by the PHMSA. On March 31, 2025, the RIPUC approved RIE's compliance filing for rates effective April 1, 2025.

FY 2026 Electric ISR Plan

On December 23, 2024, RIE filed its FY 2026 Electric ISR Plan with the RIPUC with a budget that included $248 million of capital investment spend (including $88 million for Advanced Metering Functionality (AMF)), $14 million of vegetation operation and maintenance (O&M) spend and $1 million of Other O&M spend. On March 28, 2025, the RIPUC approved a FY 2026 Electric ISR Plan of $219 million for capital investment spend (including $88 million for AMF), $14 million for vegetation management O&M spend, and $1 million for Other O&M spend. On March 31, 2025, the RIPUC approved RIE's compliance filing for rates effective April 1, 2025.
DSIC Petition (PPL and PPL Electric)

On April 26, 2024, PPL Electric filed a Petition with the PAPUC requesting that the PAPUC waive PPL Electric's DSIC cap of 5% of billed revenues and increase the maximum allowable DSIC to 9% for bills rendered on or after January 1, 2025. On February 28, 2025, the PAPUC issued its written order permitting PPL Electric to increase its DSIC cap from 5% to 7.5% for bills rendered on or after March 13, 2025 until the effective date of rates established in PPL Electric’s next base rate case or the end of the PPL Electric’s 2023-2027 Long-term Infrastructure Improvement Plan, whichever occurs first, at which time it will return to 5%.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2025 with the same period in 2024. The "Segment Earnings" discussion provides a review of results by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

(PPL Electric, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2025 with the same period in 2024.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis and Segment Earnings

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results:

	Three Months
	2025	2024	$ Change
Operating Revenues	$2,504	$2,304	$200

Operating Expenses
Operation
Fuel	234	209	25
Energy purchases	559	520	39
Other operation and maintenance	598	626	(28)
Depreciation	322	316	6
Taxes, other than income	113	88	25
Total Operating Expenses	1,826	1,759	67
Operating Income	678	545	133
Other Income (Expense) - net	28	22	6
Interest Expense	190	179	11
Income Before Income Taxes	516	388	128
Income Taxes	102	81	21
Net Income	$414	$307	$107

Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
PPL Electric distribution price (a)	$(6)
PPL Electric distribution volume (b)	22
PPL Electric PLR (c)	18
PPL Electric transmission formula rate (d)	15
LG&E volumes (b)	10
LG&E fuel and other energy purchases (e)	25
KU volumes (b)	18
KU fuel and other energy purchases (f)	8
KU off-system sales (g)	9
RIE energy purchases and other recoveries (h)	28
RIE net metering presentation (i)	41
RIE capital investments	10
Other	2
Total	$200

(a)The decrease was primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)The increases were primarily due to weather, along with other higher usage in 2025 at PPL Electric.
(c)The increase was primarily the result of higher customer volumes due to weather and other higher usage, partially offset by lower energy prices and fewer PLR customers.
(d)The increase was primarily due to returns on additional transmission capital investments and return of depreciation, partially offset by O&M expenses.
(e)The increase was primarily due to higher recoveries of energy purchases.
(f)The increase was primarily due to higher recoveries of fuel expenses.
(g)The increase was primarily due to higher volumes.
(h)The increase was primarily due to higher transmission costs, higher recoveries of gas related maintenance expenses and higher gross earnings taxes, partially offset by lower recoveries of commodity costs.
(i)In conjunction with the completion of the transition services agreement associated with the RIE acquisition, PPL conformed the presentation of RIE’s net metering charges beginning in the fourth quarter of 2024 with the presentation of the other operating companies, resulting in an increase in Operating Revenues and a corresponding increase in Energy purchases. See Note 3 to the Financial Statements for additional information.

Fuel

Fuel increased $25 million for the three months ended March 31, 2025 compared with 2024, primarily due to an increase in volumes due to weather.

Energy Purchases

The increase (decrease) in energy purchases was due to:

Three Months
PPL Electric PLR volumes	$25
PPL Electric PLR prices	(15)
LG&E volumes	12
RIE commodity costs	(35)
RIE net metering presentation (a)	41
Other	11
Total	$39

(a)In conjunction with the completion of the transition services agreement associated with the RIE acquisition, PPL conformed the presentation of RIE’s net metering charges beginning in the fourth quarter of 2024 with the presentation of the other operating companies, resulting in an increase in Operating Revenues and a corresponding increase in Energy purchases. See Note 3 to the Financial Statements for additional information.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

Three Months
PPL Electric bad debt expenses	$(21)
RIE gas maintenance expenses	15
RIE transmission expenses	24
RIE bad debt expenses	6
Transition costs associated with RIE	(64)
Other	12
Total	$(28)

Taxes, Other Than Income

The increase (decrease) in taxes, other than income was due to:

Three Months
State gross earnings and gross receipts tax (a)	$26
Other	(1)
Total	$25

(a)The increase was primarily due to the RIE Gross Earnings Tax Holiday Credit that took place in 2024.

Interest Expense

The increase (decrease) in interest expense was due to:

Three Months
Long-term debt (a)	$15
Other	(4)
Total	$11

(a)    The increase was primarily due to increased borrowings.

Income Taxes

The increase (decrease) in income taxes was due to:

Three Months
Change in pre-tax income	$30
Utility rate-making tax adjustments (a)	(5)
Other	(4)
Total	$21

(a)    Primarily consists of tax impacts of AFUDC equity and related depreciation across PPL utilities and flow through tax impacts. Flow through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

See Note 5 to the Financial Statements for additional information on income taxes.

Segment Earnings

PPL's Net Income (Loss) by reportable segment for the periods ended March 31 were as follows:

	Three Months
	2025	2024	$ Change
Kentucky Regulated	$223	$190	$33
Pennsylvania Regulated	184	149	35
Rhode Island Regulated	70	64	6
Corporate and Other (a)	(63)	(96)	33
Net Income (Loss)	$414	$307	$107

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

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended March 31 were as follows:

	Three Months
	2025	2024	$ Change
Kentucky Regulated	$225	$191	$34
Pennsylvania Regulated	185	161	24
Rhode Island Regulated	72	78	(6)
Corporate and Other	(38)	(28)	(10)
Earnings from Ongoing Operations	$444	$402	$42

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

Kentucky Regulated Segment

The Kentucky Regulated segment primarily consists of the regulated electricity generation, transmission and distribution operations conducted by LG&E and KU, as well as LG&E's regulated transmission, distribution and sale of natural gas.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results:

	Three Months
	2025	2024	$ Change
Operating Revenues	$1,059	$984	$75
Fuel	234	209	25
Energy purchases	96	77	19
Other operation and maintenance	200	202	(2)
Depreciation	176	176	—
Taxes, other than income	25	25	—
Total Operating Expenses	731	689	42
Other Income (Expense) - net	8	3	5
Interest Expense	60	60	—
Income Taxes	53	48	5
Net Income	223	190	33
Less: Special Items	(2)	(1)	(1)
Earnings from Ongoing Operations	$225	$191	$34

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended March 31.

	Income Statement Line Item	Three Months
		2025	2024
Strategic corporate initiatives, net of tax of $0 (a)	Other operation and maintenance	$—	$(1)
IT transformation, net of tax of $1 (b)	Other operation and maintenance	(1)	—
Office relocation and related costs, net of tax of $0 (c)	Other operation and maintenance	(1)	—
Total Special Items		$(2)	$(1)

(a)Costs incurred related to PPL's corporate centralization efforts.
(b)Costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems.
(c)Certain costs related to the relocation of corporate offices.

The changes in the components of the Kentucky Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

Three Months
Operating Revenues	$75
Fuel	(25)
Energy purchases	(19)
Other operation and maintenance	4
Depreciation	—
Taxes, other than income	—
Other Income (Expense) - net	5
Interest Expense	—
Income Taxes	(6)
Earnings from Ongoing Operations	34
Special Items, after-tax	(1)
Net Income	$33

•Higher operating revenues primarily due to a $34 million increase in recoveries of fuel and energy purchases, a $28 million increase in sales volumes due to weather and a $14 million increase in off-system sales.

•Higher fuel expense primarily due to an increase in volumes due to weather.

•Higher energy purchases primarily due to an increase in volumes primarily due to weather.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment consists of the regulated electricity transmission and distribution operations of PPL Electric.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results:

	Three Months
	2025	2024	$ Change
Operating Revenues	$819	$770	$49
Energy purchases	229	214	15
Other operation and maintenance	162	181	(19)
Depreciation	102	99	3
Taxes, other than income	41	36	5
Total Operating Expenses	534	530	4
Other Income (Expense) - net	11	9	2
Interest Income from Affiliate	2	10	(8)
Interest Expense	60	62	(2)
Income Taxes	54	48	6
Net Income	184	149	35
Less: Special Items	(1)	(12)	11
Earnings from Ongoing Operations	$185	$161	$24

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended March 31.

	Income Statement Line Item	Three Months
		2025	2024
PPL Electric billing issue, net of tax of $4 (a)	Other operation and maintenance	$—	$(11)
Strategic corporate initiatives, net of tax of $0 (b)	Other operation and maintenance	—	(1)
Office relocation and related costs, net of tax of $1 (c)	Other operation and maintenance	(1)	—
Total Special Items		$(1)	$(12)

(a)Certain expenses related to billing issues.
(b)Costs incurred related to PPL's corporate centralization and other strategic efforts.
(c)Certain costs related to the relocation of corporate offices.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

Three Months
Operating Revenues	$49
Energy purchases	(15)
Other operation and maintenance	4
Depreciation	(3)
Taxes, other than income	(5)
Other Income (Expense) - net	2
Interest Income from Affiliate	(8)
Interest Expense	2
Income Taxes	(2)
Earnings from Ongoing Operations	24
Special Items, after-tax	11
Net Income	$35

•Higher operating revenues primarily due to a $22 million increase in distribution volumes primarily due to weather, $18 million of higher PLR and a $15 million increase in transmission formula rate returns, partially offset by a $6 million decrease in distribution prices.

•Higher energy purchases primarily due to $25 million of higher PLR volumes, partially offset by $15 million of lower PLR prices.

Rhode Island Regulated Segment

The Rhode Island Regulated segment consists of the regulated electricity transmission and distribution and natural gas distribution operations of RIE.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results:

	Three Months
	2025	2024	$ Change
Operating Revenues	$626	$549	$77
Energy purchases	235	229	6
Other operation and maintenance	200	156	44
Depreciation	42	41	1
Taxes, other than income	47	27	20
Total Operating Expenses	524	453	71
Other Income (Expense) - net	7	7	—
Interest Income from Affiliate	2	—	2
Interest Expense	23	24	(1)
Income Taxes	18	15	3
Net Income	70	64	6
Less: Special Items	(2)	(14)	12
Earnings from Ongoing Operations	$72	$78	$(6)

The following after-tax gains (losses), which management considers special items, impacted the Rhode Island Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended March 31.

	Income Statement Line Item	Three Months
		2025	2024
Acquisition integration, net of tax of $0, $4 (a)	Other operation and maintenance	$(2)	$(14)
Acquisition integration, net of tax of ($2) (b)	Other Income (Expense)	9	—
IT transformation, net of tax of $0 (c)	Other operation and maintenance	(1)	—
Energy efficiency programs settlement, net of tax of $0 (d)	Other Income (Expense)	(8)	—
Total Special Items		$(2)	$(14)

(a)2025 costs are related to distributed generation projects that PPL will not seek regulatory recovery of. 2024 primarily includes certain transition services agreement costs for IT systems that will not be part of PPL's ongoing operations.
(b)Costs associated with a final transition services agreement settlement.
(c)Costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems.
(d)See Note 10 to the Financial Statements for additional information.

The changes in the components of the Rhode Island Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

Three Months
Operating Revenues	$77
Energy purchases	(6)
Other operation and maintenance	(57)
Depreciation	(1)
Taxes, other than income	(20)
Other Income (Expense) - net	(1)
Interest Income from Affiliate	2
Interest Expense	1
Income Taxes	(1)
Earnings from Ongoing Operations	(6)
Special Items, after-tax	12
Net Income	$6

•Higher operating revenues primarily due to a $41 million increase related to the effects of conforming the presentation of RIE's net metering charges to that of PPL's other operating utilities beginning in the fourth quarter of 2024, a $24 million increase in recovery of transmission expenses, a $22 million increase in recovery of gross earnings taxes, a $15 million increase in recovery of gas maintenance expenses and a $10 million increase related to capital investments, partially offset by a $35 million decrease in recovery of commodity costs.

•Higher energy purchases primarily due to a $41 million increase due to the effects of conforming the presentation of RIE's net metering charges to that of PPL's other operating utilities beginning in the fourth quarter of 2024, partially offset by a $35 million decrease in commodity costs.

•Higher operation and maintenance expense primarily due to a $24 million increase in transmission expenses, a $15 million increase in gas maintenance expenses, a $6 million increase in bad debt expenses and an $11 million increase of other items that were not individually significant.

•Higher taxes, other than income primarily due to an increase in gross earnings taxes.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended March 31.

	2025 Three Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$223	$184	$70	$(63)	$414
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of $0 (a)	—	—	—	(1)	(1)
Acquisition integration, net of tax of ($2), $4 (b)	—	—	7	(14)	(7)
IT transformation, net of tax of $1, $0, $3 (c)	(1)	—	(1)	(10)	(12)
Energy efficiency programs settlement, net of tax of $0 (d)	—	—	(8)	—	(8)
Office relocation and related costs, net of tax of $0, $1 (e)	(1)	(1)	—	—	(2)
Total Special Items	(2)	(1)	(2)	(25)	(30)
Earnings from Ongoing Operations	$225	$185	$72	$(38)	$444

(a)PPL incurred legal expenses related to litigation associated with its former affiliate, Talen Montana, LLC and certain affiliated entities.
(b)Rhode Island Regulated primarily includes a final transition services agreement settlement. Corporate and Other primarily includes integration and related costs associated with the acquisition of RIE.
(c)Costs associated with PPL’s restructuring and rebuilding of its IT infrastructure, organization and systems.
(d)See Note 10 to the Financial Statements for additional information.
(e)Certain costs related to the relocation of corporate offices.

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
(b)Rhode Island Regulated primarily includes certain transition services agreement costs for IT systems that will not be part of PPL's ongoing operations. Corporate and Other primarily includes integration and related costs associated with the acquisition of RIE. See Note 8 to the Financial Statements for additional information.
(c)Certain expenses related to billing issues.

PPL Electric: Statement of Income Analysis

Net income for the periods ended March 31 includes the following results:

	Three Months
	2025	2024	$ Change
Operating Revenues	$819	$770	$49
Operating Expenses
Operation
Energy purchases	229	214	15
Other operation and maintenance	162	181	(19)
Depreciation	102	99	3
Taxes, other than income	41	36	5
Total Operating Expenses	534	530	4
Operating Income	285	240	45
Other Income (Expense) - net	11	9	2
Interest Income from Affiliate	2	10	(8)
Interest Expense	60	62	(2)
Income Before Income Taxes	238	197	41
Income Taxes	54	48	6
Net Income	$184	$149	$35

Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
Distribution price (a)	$(6)
Distribution volume (b)	22
PLR (c)	18
Transmission formula rate (d)	15
Total	$49

(a)The decrease was primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)The increase was primarily due to weather, along with other higher usage in 2025.
(c)The increase was primarily the result of higher customer volumes due to weather and other higher usage, partially offset by lower energy prices and fewer PLR customers.
(d)The increase was primarily due to returns on additional transmission capital investments and return of depreciation, partially offset by O&M expenses.

Energy Purchases

Energy purchases increased $15 million for the three months ended March 31, 2025 compared with 2024, primarily due to higher PLR volumes of $25 million, partially offset by lower PLR prices of $15 million.

Other Operation and Maintenance

Other operation and maintenance decreased $19 million for the three months ended March 31, 2025 compared with 2024, primarily due to lower bad debt expenses.

LG&E: Statement of Income Analysis

Net income for the periods ended March 31 includes the following results:

	Three Months
	2025	2024	$ Change
Operating Revenues
Retail and wholesale	$500	$460	$40
Electric revenue from affiliate	5	16	(11)
Total Operating Revenues	505	476	29
Operating Expenses
Operation
Fuel	82	86	(4)
Energy purchases	88	71	17
Energy purchases from affiliate	5	1	4
Other operation and maintenance	89	88	1
Depreciation	74	76	(2)
Taxes, other than income	13	13	—
Total Operating Expenses	351	335	16
Operating Income	154	141	13
Other Income (Expense) - net	3	2	1
Interest Expense	26	26	—
Income Before Income Taxes	131	117	14
Income Taxes	26	24	2
Net Income	$105	$93	$12
Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
Fuel and other energy purchases (a)	$12
Volumes (b)	10
Off-system sales (c)	7
Total	$29

(a)The increase was primarily due to higher recoveries of energy purchases and lower revenues from affiliates due to timing of plant outages and retirements.
(b)The increase was primarily due to weather.
(c)The increase was primarily due to higher volumes.

Energy Purchases

Energy purchases increased $17 million for the three months ended March 31, 2025 compared with 2024, primarily due to an increase in volumes due to weather.

KU: Statement of Income Analysis

Net income for the periods ended March 31 includes the following results:

	Three Months
	2025	2024	$ Change
Operating Revenues
Retail and wholesale	$559	$524	$35
Electric revenue from affiliate	5	1	4
Total Operating Revenues	564	525	39
Operating Expenses
Operation
Fuel	152	123	29
Energy purchases	7	6	1
Energy purchases from affiliate	5	16	(11)
Other operation and maintenance	100	102	(2)
Depreciation	102	99	3
Taxes, other than income	12	12	—
Total Operating Expenses	378	358	20
Operating Income	186	167	19
Other Income (Expense) - net	5	2	3
Interest Expense	35	34	1
Income Before Income Taxes	156	135	21
Income Taxes	31	27	4
Net Income	$125	$108	$17

Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
Fuel and other energy purchases (a)	$12
Volumes (b)	18
Off-system sales (c)	9
Total	$39

(a)The increase was primarily due to higher recoveries of fuel expenses.
(b)The increase was primarily due to weather.
(c)The increase was primarily due to higher volumes.

Fuel

Fuel expense increased $29 million for the three months ended March 31, 2025 compared with 2024, primarily due to an increase in volumes due to weather and lower energy purchases from affiliates.

Energy Purchases from affiliate

Energy purchases from affiliate decreased $11 million for the three months ended March 31, 2025 compared with 2024, primarily due to a decrease in volumes due to the timing and scope of plant outages and retirements.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information for each of the Registrants as applicable.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL	PPL Electric	LG&E	KU
March 31, 2025
Cash and cash equivalents	$312	$27	$10	$14
Short-term debt	778	55	89	208
Long-term debt due within one year	569	—	300	268
Notes payable to affiliates		—	—	8

December 31, 2024
Cash and cash equivalents	$306	$24	$8	$13
Short-term debt	303	—	25	140
Long-term debt due within one year	551	—	300	250
Notes payable to affiliates		—	43	73

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the three month periods ended March 31, and the changes between periods, were as follows.

	PPL	PPL Electric	LG&E	KU
2025
Operating activities	$513	$134	$199	$253
Investing activities	(783)	(97)	(122)	(174)
Financing activities	271	(34)	(78)	(81)
2024
Operating activities	$282	$28	$166	$252
Investing activities	(591)	(780)	(120)	(148)
Financing activities	248	722	(60)	(108)
Change - Cash Provided (Used)
Operating activities	$231	$106	$33	$1
Investing activities	(192)	683	(2)	(26)
Financing activities	23	(756)	(18)	27

Operating Activities

The components of the change in cash provided by (used in) operating activities for the three months ended March 31, 2025 compared with 2024 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Net income	$107	$35	$12	$17
Non-cash components	(23)	(4)	(3)	5
Working capital	202	89	56	(3)
Other operating activities	(55)	(14)	(32)	(18)
Total	$231	$106	$33	$1

(PPL)

PPL's cash provided by operating activities in 2025 increased $231 million compared with 2024.
•Net income increased $107 million between the periods and included a decrease in non-cash components of $23 million. The decrease in non-cash components was primarily due to a decrease in deferred income taxes and investment tax credits.

•The $202 million increase in cash from changes in working capital was primarily due to increases in accounts payable and taxes payable (primarily due to timing of payments), a decrease in net regulatory assets (primarily due to the timing of rate recovery mechanisms), a decrease in unbilled revenues (primarily due to weather) and a decrease in prepayments (primarily due to the timing of payments), partially offset by an increase in accounts receivable (primarily due to timing of payments).

•The $55 million decrease in cash provided by other operating activities was driven primarily by an increase in other assets (primarily related to preliminary survey costs for new generation projects) and an increase in noncurrent regulatory assets (primarily related to deferred storm costs recorded as noncurrent regulatory assets).

(PPL Electric)

PPL Electric's cash provided by operating activities in 2025 increased $106 million compared with 2024.
•Net income increased $35 million between the periods and included a decrease in non-cash components of $4 million.

•The $89 million increase in cash from changes in working capital was primarily due to increases in accounts payable and taxes payable (primarily due to timing of payments), a decrease in net regulatory assets (primarily due to the timing of rate recovery mechanisms) and a decrease in prepayments (primarily due to the timing of payments), partially offset by an increase in accounts receivable (primarily due to timing of payments).

•The $14 million decrease in cash provided by other operating activities was driven primarily by an increase in noncurrent regulatory assets (primarily related to deferred storm costs recorded as noncurrent regulatory assets).

(LG&E)

LG&E's cash provided by operating activities in 2025 increased $33 million compared with 2024.
•Net income increased $12 million between the periods and included a decrease in non-cash components of $3 million.

•The $56 million increase in cash from changes in working capital was primarily due to a decrease in accounts receivable from affiliates (primarily due to timing of payments), an increase in accounts payable (primarily due to timing of payments) and decreases in fuel, materials and supplies and accounts receivable (primarily due to weather).

•The $32 million decrease in cash provided by other operating activities was driven by an increase in other assets (primarily related to preliminary survey costs for new generation projects).

(KU)

KU's cash provided by operating activities in 2025 increased $1 million compared with 2024.
•Net income increased $17 million between the periods and included an increase in non-cash components of $5 million.

•The $3 million decrease in cash from changes in working capital was primarily due to a decrease in accounts payable to affiliates (primarily due to timing of payments) and an increase in accounts receivable (primarily due to weather), partially offset by a decrease in unbilled revenues (primarily due to weather) and an increase in accounts payable (primarily due to timing of payments).

•The $18 million decrease in cash provided by other operating activities was driven by an increase in other assets (primarily related to higher deferred storm costs recorded as noncurrent regulatory assets).

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities for the three months ended March 31, 2025 compared with 2024 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Expenditures for PP&E	$(197)	$(99)	$(25)	$(26)
Notes receivable from affiliate	—	776	23	—
Other investing activities	5	6	—	—
Total	$(192)	$683	$(2)	$(26)

For PPL, the increase in expenditures for PP&E was due to an increase in project expenditures at PPL Electric, RIE, LG&E and KU. The increase in expenditures at PPL Electric was primarily due to increases in transmission and distribution projects. The increase in expenditures at LG&E and KU was primarily due to Mill Creek Unit 5 and increases in the Advanced Metering Infrastructure initiative.

For PPL Electric, the change in "Notes receivable from affiliate" activity resulted from payments received of $776 million from an affiliate. See Note 11 to the Financial Statements for further discussion of intercompany borrowings.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the three months ended March 31, 2025 compared with 2024 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$(1,148)	$(649)	$—	$—
Dividends	(13)	—	(6)	1
Capital contributions/distributions, net	—	(675)	(4)	13
Change in short-term debt, net	1,176	564	36	116
Net increase (decrease) in notes payable with affiliate	—	—	(43)	(102)
Other financing activities	8	4	(1)	(1)
Total	$23	$(756)	$(18)	$27

See Note 7 to the Financial Statements in this Form 10-Q for information on 2025 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 8 to the Financial Statements in the Registrants' 2024 Form 10-K for information on 2024 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At March 31, 2025, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities (a)	$1,600	$—	$427	$1,173
PPL Electric Credit Facility	750	—	56	694
LG&E Credit Facility	600	—	89	511
KU Credit Facility	600	—	209	391
Total Credit Facilities (b)	$3,550	$—	$781	$2,769

(a)Includes a $1.5 billion syndicated credit facility with a $250 million borrowing sublimit for RIE and a $1.25 billion sublimit for PPL Capital Funding. RIE’s borrowing sublimit is adjustable, at the borrowers’ option, from $0 to $600 million, with the remaining balance of the $1.5 billion available under the facility allocated to PPL Capital Funding. At March 31, 2025, PPL Capital Funding had $427 million of commercial paper outstanding and RIE had no commercial paper outstanding. RIE's obligations under the facility are not guaranteed by PPL.
(b)The commitments under the credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 8%, PPL Electric - 7%, LG&E - 7% and KU - 7%.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LG&E and KU)

	Committed Capacity	Borrowed	Commercial Paper Issued	Unused Capacity
LG&E Money Pool (a)	$750	$—	$89	$661
KU Money Pool (a)	650	8	209	433

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

Commercial Paper (All Registrants)

The Registrants, and PPL Capital Funding and RIE, maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facility, with PPL Capital Funding and RIE’s issuances supported by PPL Capital Funding’s syndicated credit facility. The following commercial paper programs were in place at March 31, 2025:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding (a)	$1,350	$427	$923
RIE (a)	250	—	250
PPL Electric	650	55	595
LG&E	500	89	411
KU	400	209	191
Total PPL	$3,150	$780	$2,370

(a)Issuances under the PPL Capital Funding and RIE commercial paper programs are supported by the PPL Capital Funding syndicated credit facility, which has a total capacity of $1.5 billion, currently with a $250 million borrowing sublimit for RIE and a $1.25 billion sublimit for PPL Capital Funding. PPL Capital Funding's Commercial paper program is also backed by a separate bilateral credit facility for $100 million.

Long-term Debt (All Registrants)

See Note 7 to the Financial Statements for information regarding the Registrants’ long-term debt activities.

(PPL)

Equity Security Activities

ATM Program

In February 2025, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $2 billion of its common stock through an ATM Program, including an optional forward sales component. Each forward contract under the agreement must be settled within 24 months. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. During the three months ended March 31, 2025, PPL entered into a forward contract to sell approximately 2.0 million shares of its common stock at an initial forward price of $34.49 per share. The forward sale price may be adjusted based on changes in daily interest rates, for certain stock loan fees as determined by a third-party agent, and will be subject to predetermined reductions based on expected dividends. This forward contract must be settled on or before December 30, 2025. PPL may elect, at its discretion, to physically settle, net share settle or net cash settle the forward contracts. At March 31, 2025, PPL could have settled the forward sale contract with physical delivery of 2.0 million shares of common stock for proceeds of approximately $70 million. In April 2025, PPL entered into forward contracts to sell approximately 2.8 million additional shares at a blended initial forward price of approximately $35.22 per share. The forward contracts under the ATM program are classified as equity transactions.

Common Stock Dividends

In February 2025, PPL declared a quarterly common stock dividend, payable April 1, 2025, of 27.25 cents per share. Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

Ratings Triggers

(PPL, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, and interest rate instruments, contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related

Contingent Features," including a discussion of the potential additional collateral requirements for PPL for derivative contracts in a net liability position at March 31, 2025.

(All Registrants)

For additional information on the Registrants' liquidity and capital resources, see "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Registrants' 2024 Form 10-K.

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

The following interest rate hedges were outstanding at March 31, 2025.

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at March 31, 2025 is shown below.

10% Adverse Movement in Rates on Fair Value of Debt
PPL	$601
PPL Electric	257
LG&E	86
KU	127

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

Inflation and Supply Chain Related Risk

PPL and its subsidiaries continue to monitor the impact of inflation and supply chain disruptions. PPL and its subsidiaries monitor the cost of fuel, construction, regulatory and environmental compliance costs and other costs, including as a result of tariffs. Mechanisms are in place to mitigate the risk of inflationary effects and supply chain disruptions, to the extent possible, but increased costs and supply chain disruptions may directly or indirectly affect our ongoing operations. These mechanisms include pricing strategies, productivity improvements and cost reductions in order to ensure that the Registrants are able to procure the necessary materials and other resources needed to maintain services in a safe and reliable manner, and to invest in infrastructure consistent with the capital expenditure plan. For additional information see "Forward-looking Information” at the beginning of this report and “Item 1A. Risk Factors" of the Registrants' 2024 Form 10-K.

Credit Risk

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Risk Management - Credit Risk" in the Registrants' 2024 Form 10-K for additional information.

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

See "Environmental Matters" in Item 1. "Business" in the Registrants' 2024 Form 10-K for information about environmental laws and regulations affecting the Registrants' business. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2024 Form 10-K for information on projected environmental capital expenditures for 2025 through 2027. See "Legal Matters" in Note 10 to the Financial Statements for a discussion of the more significant environmental claims. See Note 15 to the Financial Statements for information related to the impacts of CCRs on AROs.

The information below represents an update to “Item 1. Business – Environmental Matters” in the Registrants' 2024 Form 10-K.

(PPL, LG&E and KU)

EPA Deregulatory Initiative

On March 12, 2025, the EPA announced a plan to reconsider 31 environmental rules including the Section 111 performance standards and emissions limits for greenhouse gases, the endangerment finding for greenhouse gases, the Good Neighbor Plan, the Mercury and Air Toxics Standards, revisions to the fine particulate matter standard, the ELGs, and the CCRs Rule. Supplementing previous Executive Orders directing various regulatory changes, on April 9, 2025, President Trump issued an Executive Order and Presidential Memorandum directing review of existing rules, repeal of unlawful rules, and initiation of a zero-based budgeting process by which certain rules would automatically expire unless extended. While the administration may seek to implement some regulatory changes outside of the rulemaking process, changes to existing rules are generally expected to require formal rulemaking proceedings. Any final EPA actions repealing or revising current rules will likely result in legal challenges. PPL, LG&E, and KU are unable to predict future regulatory changes, if any, that may result from the EPA’s deregulatory plan or the outcome of any associated legal challenges. PPL, LG&E, and KU will closely monitor the ongoing EPA initiative and any related litigation for the impact to our business including planned capital expenditures to comply with the EPA rules.

Air

NAAQS

The Clean Air Act has a significant impact on the operation of fossil fuel generation plants. The Clean Air Act requires the EPA periodically to establish and review NAAQS for six pollutants including ozone (contributed to by nitrogen oxide emissions) and particulate matter, which are particularly relevant for fossil fuel generation plants. On February 2, 2024, the D.C. Circuit Court granted the EPA’s motion for voluntary remand, without vacatur, of the ozone rule, which was under legal challenge. The EPA will complete a new review to incorporate new studies and updated analyses to determine the adequacy of the existing ozone standard. On March 6, 2024, the EPA finalized revisions to the particulate matter standard that lowers the primary standard for fine particulates. Several states and trade groups challenged the EPA’s finalized revisions to the particulate matter standard in the D.C. Circuit Court. In March 2025, the EPA announced that it would reconsider the revised fine particulate standard. Nonattainment designations for counties in which LG&E and KU generation is located, including Jefferson County, Kentucky, could potentially require additional particulate matter and nitrogen oxide reductions from sources including LG&E’s Mill Creek Station, and more stringent requirements for new generation. PPL, LG&E, and KU are unable to predict future implementation actions or the outcome of future evaluations by the EPA and the states with respect to the NAAQS standards.

In March 2021, the EPA released final revisions to the Cross-State Air Pollution Rule (CSAPR), aimed at ensuring compliance with the 2008 ozone NAAQS and providing for reductions in ozone season nitrogen oxide emissions for 2021 and subsequent years. In March 2023, the EPA released a final Federal Implementation Plan under the Good Neighbor provisions of the Clean Air Act providing for significant additional nitrogen oxide emission reductions for compliance with the revised 2015 ozone NAAQS. The reductions in Kentucky state-wide nitrogen oxide budgets were scheduled to commence in 2023, with the largest reductions planned for 2026. The rules provide for reduced availability of nitrogen oxide allowances that have historically permitted operational flexibility for fossil units and could potentially result in constraints that may require implementation of additional emission controls or accelerate implementation of lower emission generation technologies. In June 2024, the U.S. Supreme Court issued a stay of the Good Neighbor Plan while the D.C. Circuit Court considers legal challenges to the rule. On December 10, 2024, EPA published in the Federal Register a supplement to the record. In March 2025, the EPA announced that it would reconsider the Good Neighbor Plan. On December 6, 2024, the U.S. Court of Appeals for the Sixth Circuit vacated and remanded the EPA’s disapproval of Kentucky’s state implementation plan for the ozone NAAQS. PPL, LG&E, and KU are monitoring ongoing legal and regulatory developments.

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

Modification of Mercury and Air Toxics Standards

In 2012, the EPA issued the Mercury and Air Toxics Standards (MATS) rule requiring reductions in mercury and other hazardous air pollutants from fossil fuel-fired power plants. LG&E and KU installed significant controls to achieve compliance with MATS and other rules. On May 7, 2024, the EPA issued a final rule increasing the stringency of MATS and further reducing emissions of certain hazardous air pollutants to reflect perceived developments in control technologies. Legal challenges to the rule have been filed in the D.C. Circuit Court. PPL, LG&E, and KU have reviewed the final rule and do not expect significant operational changes or additional controls to be required. In March 2025, the EPA announced that it would reconsider the final rule.

Greenhouse Gas Standards

On May 9, 2024, the EPA issued a final rule under Section 111 of the Clean Air Act, which establishes performance standards and emissions limits aimed at reducing GHG emissions from certain new, existing, and modified fossil fuel-fired electric generating units (EGUs). In the final rule, the EPA announced it would set performance standards for existing natural gas-fired turbines in a future rule. The standards require phased implementation of carbon mitigation technologies including state-of-the-art efficiency requirements, carbon capture and sequestration, and natural gas co-firing. New natural gas EGUs would be immediately subject to the stricter efficiency standard. Legal challenges to the rule have been filed in the D.C. Circuit Court. PPL, LG&E, and KU are unable to predict the impact of new GHG reduction requirements until completion of a comprehensive review and resolution of related legal and regulatory proceedings. While the impact of new GHG reduction requirements on operations and financial results of operations could potentially be substantial, the cost of complying with such requirements is expected to be subject to rate recovery. In March 2025, the EPA announced that it would reconsider the final rule.

New Accounting Guidance (All Registrants)

There has been no new accounting guidance adopted in 2025. See Note 17 to the Financial Statements for discussion of significant accounting guidance pending adoption as of March 31, 2025.

Application of Critical Accounting Policies (All Registrants)

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following table summarizes the accounting policies by Registrant that are particularly important to an understanding of the reported financial condition or results of operations and require management to make estimates or other judgments of matters that are inherently uncertain. See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2024 Form 10-K for a discussion of each critical accounting policy.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2025, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the first quarter of 2025 see:

•"Item 3. Legal Proceedings" in each Registrant's 2024 Form 10-K; and
•Notes 5, 6, 8 and 10 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the Registrants' 2024 Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

On February 21, 2025, Ms. Angela K. Gosman, Executive Vice President and Chief HR Officer of PPL, adopted a trading arrangement for the sale of shares of PPL’s common stock (a Rule 10b5-1 Trading Plan) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934. Ms. Gosman’s Rule 10b5-1 Trading Plan, which terminates on the earlier of (i) December 31, 2025 and (ii) the date all trades specified under the plan have been executed or all orders under the plan have expired, provides for the sale of up to 6,533 shares of common stock of PPL, plus dividends on such shares prior to sale, pursuant to the terms of the plan.

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits has heretofore been filed with the Commission and pursuant to Rule 12(b)-23 are incorporated herein by reference. Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

1.1	-	Equity Distribution Agreement, dated February 14, 2025, by and among PPL Corporation and Barclays Capital Inc., BofA Securities, Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc. and Wells Fargo Securities, LLC, acting as managers, Barclays Bank PLC, Bank of America, N.A., Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC, Morgan Stanley & Co. LLC, Royal Bank of Canada, The Bank of Nova Scotia and Wells Fargo Bank, National Association, acting as forward purchasers, and Barclays Capital Inc., BofA Securities, Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, Scotia Capital (USA) Inc. and Wells Fargo Securities, LLC acting as forward sellers, including the Form of Master Forward Confirmation attached thereto as Exhibit B. (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) filed February 14, 2025)
3(g)-1	-	Amended and Restated Articles of Incorporation of Louisville Gas and Electric Company, effective as of November 6, 1996 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173676))
3(g)-2	-	Articles of Amendment to Articles of Incorporation of Louisville Gas and Electric Company, effective as of April 6, 2004 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173676))
*3(g)-3	-	Statement of Change of Principal Office Address: an amendment, dated March 28, 2025, to the Amended and Restated Articles of Incorporation of Louisville Gas and Electric Company, effective November 6, 1996, as amended, effective April 6, 2004
10.1	-	Amendment No.3, dated January 2, 2025, to the Amended and Restated Revolving Credit Agreement, dated as of December 6, 2021, among PPL Capital Funding, Inc., as Borrower, The Narragansett Electric Company, as Designated Borrower, PPL Corporation, as Guarantor, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender. (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) filed January 6, 2025)
10.2	-	Amendment No.3, dated January 2, 2025, to the Amended and Restated Revolving Credit Agreement, dated as of December 6, 2021, among PPL Electric Utilities Corporation, as Borrower, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender. (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) filed January 6, 2025)
10.3	-	Amendment No.3, dated January 2, 2025, to the Amended and Restated Revolving Credit Agreement, dated as of December 6, 2021, among Louisville Gas and Electric Company, as Borrower, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender. (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) filed January 6, 2025)
10.4	-	Amendment No.3, dated January 2, 2025, to the Amended and Restated Revolving Credit Agreement, dated as of December 6, 2021, among Kentucky Utilities Company, as Borrower, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender. (Exhibit 10.4 to PPL Corporation Form 8-K Report (File No. 1-11459) filed January 6, 2025)

10.5[_]	-	Separation Agreement between Francis X. Sullivan and PPL Services Corporation, dated January 14, 2025. (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) filed January 15, 2025)
10.6[_]	-	Form of Change in Control Severance Protection Agreement entered into between PPL Corporation and Joseph P. Bergstein, Jr., David J. Bonenberger, John Gregory Cornett, John R. Crockett III, Dean A. Del Vecchio, Angela K. Gosman, Christine M. Martin, Stephanie R. Raymond, Vincent Sorgi, Francis X. Sullivan, Wendy E. Stark and Lonnie E. Bellar. (Exhibit [_]10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2023)

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2025, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2025, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	April 30, 2025	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	April 30, 2025	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting and Financial Officer)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	April 30, 2025	/s/ Christopher M. Garrett
Christopher M. Garrett Vice President-Finance and Accounting
(Principal Accounting and Financial Officer)