Form 10-Q
period 2025-06-30
PPL Corp; PPL ELECTRIC UTILITIES CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2025-07-31
CIK 922224, 317187, 55387, 60549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) Pennsylvania 645 Hamilton Street Allentown, PA 18101 (610) 774-5151	23-2758192
1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) Pennsylvania 827 Hausman Road Allentown, PA 18104-9392 (610) 774-5151	23-0959590
1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) Kentucky 820 West Broadway Louisville, KY 40202 (502) 627-2000	61-0264150
1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) Kentucky and Virginia One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s):	Name of each exchange on which registered
Common Stock of PPL Corporation	PPL	New York Stock Exchange

Junior Subordinated Notes of PPL Capital Funding, Inc.
2007 Series A due 2067	PPL/67	New York Stock Exchange

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

PPL Corporation    Common stock, $0.01 par value, 739,515,243 shares outstanding at July 25, 2025.
PPL Electric Utilities Corporation    Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Energy Holdings LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at July 25, 2025.
Louisville Gas and Electric Company    Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at July 25, 2025.
Kentucky Utilities Company    Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at July 25, 2025.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, other information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

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

Unless otherwise specified, references in this Form 10-Q, individually, to PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company are references to such entities directly or to one or more of their subsidiaries, as the case may be, the financial results of which subsidiaries are consolidated into such Registrants' financial statements in accordance with GAAP. This presentation has been applied where identification of particular subsidiaries is not material to the matter being disclosed, and to conform narrative disclosures to the presentation of financial information on a consolidated basis.

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

GAAP - Generally Accepted Accounting Principles in the U.S.

GHG(s) - greenhouse gas(es).

If-Converted Method - A method applied to calculate diluted EPS for a company with outstanding convertible debt. This method generally adds back the interest charges, net of tax, of the debt to net income and the convertible debt is assumed to have been converted to equity at the beginning of the period, and the resulting common shares are treated as outstanding shares for diluted EPS calculations.

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

Registrant(s) - refers to the Registrants named on the cover of this Form 10-Q (each a "Registrant" and collectively, the "Registrants").

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
•strategic acquisitions, dispositions, joint-ventures or similar transactions and our ability to consummate these business transactions, integrate the acquired entities or realize expected benefits from them;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues	$2,025	$1,881	$4,529	$4,185

Operating Expenses
Operation
Fuel	192	181	426	390
Energy purchases	388	275	947	795
Other operation and maintenance	614	623	1,212	1,249
Depreciation	324	319	646	635
Taxes, other than income	101	93	214	181
Total Operating Expenses	1,619	1,491	3,445	3,250

Operating Income	406	390	1,084	935

Other Income (Expense) - net (Note 12)	23	32	51	54

Interest Expense	199	182	389	361

Income Before Income Taxes	230	240	746	628

Income Taxes	47	50	149	131

Net Income	$183	$190	$597	$497

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$0.25	$0.26	$0.81	$0.67
Diluted	$0.25	$0.26	$0.80	$0.67

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	739,276	737,748	738,986	737,630
Diluted	742,541	739,563	741,972	739,191

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$183	$190	$597	$497

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Qualifying derivatives, net of tax of $0, $0, $0, $0	1	—	1	—
Equity investees' other comprehensive income (loss), net of tax of $0, $0, $0, $0	—	—	—	1
Defined benefit plans:
Net actuarial gain (loss), net of tax of $3, ($1), $3, ($1)	(8)	2	(8)	2
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of ($1), ($1), ($1), ($1)	—	—	1	1
Defined benefit plans:
Net actuarial (gain) loss, net of tax of $0, $1, $0, $1	1	(1)	—	(1)
Total other comprehensive income (loss)	(6)	1	(6)	3

Comprehensive income	$177	$191	$591	$500

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$597	$497
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	646	635
Amortization	49	47
Defined benefit plans - income	(30)	(35)
Deferred income taxes and investment tax credits	104	114
Other	3	10
Change in current assets and current liabilities
Accounts receivable	(91)	162
Accounts payable	(167)	(167)
Unbilled revenues	63	74
Fuel, materials and supplies	13	4
Prepayments	(56)	(107)
Taxes payable	40	(21)
Regulatory assets and liabilities, net	64	(74)
Accrued interest	(5)	21
Other	(52)	(57)
Other operating activities
Defined benefit plans - funding	(7)	(7)
Other assets	(77)	(60)
Other liabilities	21	12
Net cash provided by operating activities	1,115	1,048
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,723)	(1,266)
Other investing activities	10	5
Net cash used in investing activities	(1,713)	(1,261)
Cash Flows from Financing Activities
Issuance of long-term debt	—	1,148
Payment of common stock dividends	(392)	(367)
Net increase (decrease) in short-term debt	983	(603)
Other financing activities	(14)	(23)
Net cash provided by financing activities	577	155
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(21)	(58)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	339	382
Cash, Cash Equivalents and Restricted Cash at End of Period	$318	$324
Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$450	$288

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2025	December 31, 2024
Assets

Current Assets
Cash and cash equivalents	$294	$306
Accounts receivable (less reserve: 2025, $171; 2024, $147)
Customer	998	961
Other	122	76
Unbilled revenues (less reserve: 2025, $4; 2024, $6)	418	485
Fuel, materials and supplies	504	511
Prepayments	192	136
Regulatory assets	303	320
Other current assets	92	85
Total Current Assets	2,923	2,880

Property, Plant and Equipment
Regulated utility plant	41,171	40,391
Less: accumulated depreciation - regulated utility plant	9,950	9,682
Regulated utility plant, net	31,221	30,709
Non-regulated property, plant and equipment	80	79
Less: accumulated depreciation - non-regulated property, plant and equipment	33	29
Non-regulated property, plant and equipment, net	47	50
Construction work in progress	3,088	2,390
Property, Plant and Equipment, net	34,356	33,149

Other Noncurrent Assets
Regulatory assets	2,055	2,060
Goodwill	2,247	2,247
Other intangibles	312	314
Other noncurrent assets (less reserve for accounts receivable: 2025, $2; 2024, $1)	470	419
Total Other Noncurrent Assets	5,084	5,040

Total Assets	$42,363	$41,069

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2025	December 31, 2024
Liabilities and Equity

Current Liabilities
Short-term debt	$1,286	$303
Long-term debt due within one year	1,219	551
Accounts payable	1,135	1,196
Taxes	143	103
Interest	152	157
Dividends	197	186
Regulatory liabilities	273	223
Other current liabilities	573	614
Total Current Liabilities	4,978	3,333

Long-term Debt	15,292	15,952

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,501	3,356
Investment tax credits	110	111
Accrued pension obligations	294	317
Asset retirement obligations	141	136
Regulatory liabilities	3,335	3,335
Other deferred credits and noncurrent liabilities	426	452
Total Deferred Credits and Other Noncurrent Liabilities	7,807	7,707

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,343	12,346
Treasury stock	(902)	(928)
Earnings reinvested	3,027	2,835
Accumulated other comprehensive loss	(190)	(184)
Total Equity	14,286	14,077

Total Liabilities and Equity	$42,363	$41,069

(a)1,560,000 shares authorized, 770,601 shares issued and 739,306 shares outstanding at June 30, 2025. 1,560,000 shares authorized, 770,215 shares issued and 738,033 shares outstanding at December 31, 2024.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Treasury stock	Earnings reinvested	Accumulated other comprehensive loss	Total
March 31, 2025	739,066	$8	$12,330	$(904)	$3,047	$(184)	$14,297
Common stock issued	186						—
Treasury stock issued	54		7	2			9
Stock-based compensation			6				6
Net income					183		183
Dividends and dividend equivalents (b)					(203)		(203)
Other comprehensive income (loss)						(6)	(6)
June 30, 2025	739,306	$8	$12,343	$(902)	$3,027	$(190)	$14,286

December 31, 2024	738,033	$8	$12,346	$(928)	$2,835	$(184)	$14,077
Common stock issued	386						—
Treasury stock issued	887		7	26			33
Stock-based compensation			(10)				(10)
Net income					597		597
Dividends and dividend equivalents (b)					(405)		(405)
Other comprehensive income (loss)						(6)	(6)
June 30, 2025	739,306	$8	$12,343	$(902)	$3,027	$(190)	$14,286

March 31, 2024	737,736	$8	$12,314	$(931)	$2,828	$(161)	$14,058
Treasury stock issued	26			1			1
Stock-based compensation			7				7
Net income					190		190
Dividends and dividend equivalents (b)					(192)		(192)
Other comprehensive income (loss)						1	1
June 30, 2024	737,762	$8	$12,321	$(930)	$2,826	$(160)	$14,065

December 31, 2023	737,130	$8	$12,326	$(948)	$2,710	$(163)	$13,933
Treasury stock issued	632			18			18
Stock-based compensation			(5)				(5)
Net income					497		497
Dividends and dividend equivalents (b)					(381)		(381)
Other comprehensive income (loss)						3	3
June 30, 2024	737,762	$8	$12,321	$(930)	$2,826	$(160)	$14,065

(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock were $0.2725 and $0.5450 for the three and six months ended June 30, 2025 and $0.2575 and $0.5150 for the three and six months ended June 30, 2024.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues	$693	$673	$1,512	$1,443

Operating Expenses
Operation
Energy purchases	169	153	398	367
Other operation and maintenance	159	154	321	335
Depreciation	100	100	202	199
Taxes, other than income	32	30	73	66
Total Operating Expenses	460	437	994	967

Operating Income	233	236	518	476

Other Income (Expense) - net (Note 12)	11	11	22	20

Interest Income from Affiliate	—	10	2	20

Interest Expense	62	61	122	123

Income Before Income Taxes	182	196	420	393

Income Taxes	43	46	97	94

Net Income (a)	$139	$150	$323	$299

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$323	$299
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	202	199
Amortization	21	25
Defined benefit plans - income	(15)	(19)
Deferred income taxes and investment tax credits	48	60
Other	(13)	(9)
Change in current assets and current liabilities
Accounts receivable	(83)	12
Accounts payable	(83)	(33)
Unbilled revenues	17	40
Materials and supplies	(10)	(11)
Prepayments	(38)	(88)
Regulatory assets and liabilities, net	46	(52)
Taxes payable	(1)	(41)
Accrued interest	—	15
Other	—	(20)
Other operating activities
Defined benefit plans - funding	—	(1)
Other assets	(26)	(19)
Other liabilities	(6)	(4)
Net cash provided by operating activities	382	353

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(697)	(519)
Expenditures for intangible assets	(4)	(2)
Notes receivable from affiliates	222	(502)
Other investing activities	12	3
Net cash used in investing activities	(467)	(1,020)

Cash Flows from Financing Activities
Issuance of long-term debt	—	649
Contributions from parent	—	680
Return of capital to parent	(100)	—
Payment of common stock dividends to parent	(207)	(184)
Net increase (decrease) in short-term debt	384	(509)
Debt issuance costs	(1)	(7)
Net cash provided by (used in) financing activities	76	629

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(9)	(38)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	24	51
Cash, Cash Equivalents and Restricted Cash at End of Period	$15	$13

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$201	$161

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2025	December 31, 2024
Assets

Current Assets
Cash and cash equivalents	$15	$24
Accounts receivable (less reserve: 2025, $38; 2024, $37)
Customer	403	353
Other	28	8
Accounts receivable from affiliates	10	10
Notes receivable from affiliate	—	222
Unbilled revenues (less reserve: 2025, $2; 2024, $3)	138	159
Materials and supplies	116	104
Prepayments	112	74
Regulatory assets	92	133
Other current assets	33	30
Total Current Assets	947	1,117

Property, Plant and Equipment
Regulated utility plant	16,767	16,469
Less: accumulated depreciation - regulated utility plant	4,033	4,052
Regulated utility plant, net	12,734	12,417
Construction work in progress	1,140	898
Property, Plant and Equipment, net	13,874	13,315

Other Noncurrent Assets
Regulatory assets	692	673
Intangibles	276	274
Other noncurrent assets (less reserve for accounts receivable: 2025, $2; 2024, $1)	103	96
Total Other Noncurrent Assets	1,071	1,043

Total Assets	$15,892	$15,475

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2025	December 31, 2024
Liabilities and Equity

Current Liabilities
Short-term debt	$384	$—
Accounts payable	498	565
Accounts payable to affiliates	68	44
Interest	55	55
Regulatory liabilities	62	57
Other current liabilities	117	85
Total Current Liabilities	1,184	806

Long-term Debt	5,215	5,214

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,792	1,726
Regulatory liabilities	831	839
Other deferred credits and noncurrent liabilities	124	160
Total Deferred Credits and Other Noncurrent Liabilities	2,747	2,725

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	4,568	4,668
Earnings reinvested	1,814	1,698
Total Equity	6,746	6,730

Total Liabilities and Equity	$15,892	$15,475

(a)170,000 shares authorized; 66,368 shares issued and outstanding at June 30, 2025 and December 31, 2024.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2025	66,368	$364	$4,668	$1,794	$6,826
Net income				139	139
Return of capital to parent			(100)		(100)
Dividends declared				(119)	(119)
June 30, 2025	66,368	$364	$4,568	$1,814	$6,746

December 31, 2024	66,368	$364	$4,668	$1,698	$6,730
Net income				323	323
Return of capital to parent			(100)		(100)
Dividends declared				(207)	(207)
June 30, 2025	66,368	$364	$4,568	$1,814	$6,746

March 31, 2024	66,368	$364	$4,715	$1,560	$6,639
Net income				150	150
Capital contributions from parent			5		5
Dividends declared				(96)	(96)
June 30, 2024	66,368	$364	$4,720	$1,614	$6,698

December 31, 2023	66,368	$364	$4,040	$1,499	$5,903
Net income				299	299
Capital contributions from parent			680		680
Dividends declared				(184)	(184)
June 30, 2024	66,368	$364	$4,720	$1,614	$6,698

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL Energy Holdings.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues
Retail and wholesale	$373	$363	$873	$823
Electric revenue from affiliate	5	3	10	19
Total Operating Revenues	378	366	883	842

Operating Expenses
Operation
Fuel	75	67	157	153
Energy purchases	23	15	111	86
Energy purchases from affiliate	7	7	12	8
Other operation and maintenance	91	87	180	175
Depreciation	77	77	151	153
Taxes, other than income	13	12	26	25
Total Operating Expenses	286	265	637	600

Operating Income	92	101	246	242

Other Income (Expense) - net (Note 12)	5	4	8	6

Interest Expense	27	26	53	52

Income Before Income Taxes	70	79	201	196

Income Taxes	14	17	40	41

Net Income (a)	$56	$62	$161	$155

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$161	$155
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	151	153
Amortization	11	8
Deferred income taxes and investment tax credits	1	2
Other	(3)	(2)
Change in current assets and current liabilities
Accounts receivable	19	(10)
Accounts receivable from affiliates	12	(10)
Accounts payable	(8)	11
Accounts payable to affiliates	7	9
Unbilled revenues	3	6
Fuel, materials and supplies	15	2
Regulatory assets and liabilities, net	(17)	(10)
Taxes payable	(12)	(14)
Accrued interest	(1)	(1)
Other	(12)	(11)
Other operating activities
Expenditures for asset retirement obligations	(4)	(6)
Other assets	(43)	(7)
Other liabilities	(1)	(2)
Net cash provided by operating activities	279	273
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(296)	(207)
Net increase in notes receivable with affiliates	(10)	—
Net cash used in investing activities	(306)	(207)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable to affiliates	(43)	19
Net increase in short-term debt	133	10
Payment of common stock dividends to parent	(111)	(97)
Contributions from parent	101	37
Return of capital to parent	(55)	(51)
Debt issuance costs	(1)	—
Net cash provided by (used in) financing activities	24	(82)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(3)	(16)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	24	44
Cash, Cash Equivalents, and Restricted Cash at End of Period	$21	$28

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$74	$55

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2025	December 31, 2024
Assets

Current Assets
Cash and cash equivalents	$10	$8
Accounts receivable (less reserve: 2025, $5; 2024, $3)
Customer	119	134
Other	25	23
Unbilled revenues (less reserve: 2025, $0; 2024, $0)	84	87
Accounts receivable from affiliates	28	40
Notes receivable from affiliates	10	—
Fuel, materials and supplies	142	157
Prepayments	13	9
Regulatory assets	26	8
Other current assets	10	2
Total Current Assets	467	468

Property, Plant and Equipment
Regulated utility plant	7,904	7,748
Less: accumulated depreciation - regulated utility plant	1,753	1,643
Regulated utility plant, net	6,151	6,105
Construction work in progress	571	443
Property, Plant and Equipment, net	6,722	6,548

Other Noncurrent Assets
Regulatory assets	488	491
Goodwill	389	389
Other intangibles	9	12
Other noncurrent assets	121	84
Total Other Noncurrent Assets	1,007	976

Total Assets	$8,196	$7,992

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2025	December 31, 2024
Liabilities and Equity

Current Liabilities
Short-term debt	$158	$25
Long-term debt due within one year	300	300
Notes payable to affiliates	—	43
Accounts payable	164	158
Accounts payable to affiliates	71	64
Customer deposits	37	36
Taxes	28	40
Regulatory liabilities	15	14
Interest	20	21
Asset retirement obligations	6	11
Other current liabilities	53	50
Total Current Liabilities	852	762

Long-term Debt	2,172	2,171

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	815	803
Investment tax credits	29	30
Price risk management liabilities	5	3
Asset retirement obligations	76	73
Regulatory liabilities	813	815
Other deferred credits and noncurrent liabilities	67	64
Total Deferred Credits and Other Noncurrent Liabilities	1,805	1,788

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	2,028	1,982
Earnings reinvested	915	865
Total Equity	3,367	3,271

Total Liabilities and Equity	$8,196	$7,992

(a)75,000 shares authorized; 21,294 shares issued and outstanding at June 30, 2025 and December 31, 2024.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2025	21,294	$424	$1,927	$927	$3,278
Net income				56	56
Capital contributions from parent			101		101
Dividends declared				(68)	(68)
June 30, 2025	21,294	$424	$2,028	$915	$3,367

December 31, 2024	21,294	$424	$1,982	$865	$3,271
Net income				161	161
Capital contributions from parent			101		101
Return of capital to parent			(55)		(55)
Dividends declared				(111)	(111)
June 30, 2025	21,294	$424	$2,028	$915	$3,367

March 31, 2024	21,294	$424	$1,942	$811	$3,177
Net income				62	62
Capital contributions from parent			37		37
Dividends declared				(60)	(60)
June 30, 2024	21,294	$424	$1,979	$813	$3,216

December 31, 2023	21,294	$424	$1,993	$755	$3,172
Net income				155	155
Capital contributions from parent			37		37
Return of capital to parent			(51)		(51)
Dividends declared				(97)	(97)
June 30, 2024	21,294	$424	$1,979	$813	$3,216

(a)Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues
Retail and wholesale	$465	$457	$1,024	$981
Electric revenue from affiliate	7	7	12	8
Total Operating Revenues	472	464	1,036	989

Operating Expenses
Operation
Fuel	117	115	269	238
Energy purchases	7	6	14	12
Energy purchases from affiliate	5	3	10	19
Other operation and maintenance	102	101	202	203
Depreciation	101	101	203	200
Taxes, other than income	13	12	25	24
Total Operating Expenses	345	338	723	696

Operating Income	127	126	313	293

Other Income (Expense) - net (Note 12)	5	4	10	6

Interest Expense	35	33	70	67

Interest Expense with Affiliate	—	1	—	1

Income Before Income Taxes	97	96	253	231

Income Taxes	19	19	50	46

Net Income (a)	$78	$77	$203	$185

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$203	$185
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	203	200
Amortization	8	9
Deferred income taxes and investment tax credits	4	(7)
Other	(5)	(5)
Change in current assets and current liabilities
Accounts receivable	3	(19)
Accounts payable	(5)	(24)
Accounts payable to affiliates	6	23
Unbilled revenues	(4)	(10)
Fuel, materials and supplies	(7)	15
Regulatory assets and liabilities, net	2	13
Taxes payable	(9)	(6)
Accrued interest	(1)	(1)
Other	(23)	(7)
Other operating activities
Expenditures for asset retirement obligations	(4)	(4)
Other assets	(18)	1
Other liabilities	(2)	(11)
Net cash provided by operating activities	351	352
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(391)	(296)
Net cash used in investing activities	(391)	(296)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable to affiliates	(27)	13
Net increase in short-term debt	135	7
Payment of common stock dividends to parent	(128)	(117)
Contributions from parent	91	84
Return of capital to parent	(37)	(50)
Debt issuance costs	(1)	—
Net cash provided by (used in) financing activities	33	(63)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(7)	(7)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	29	38
Cash, Cash Equivalents, and Restricted Cash at End of Period	$22	$31

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$100	$62

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2025	December 31, 2024
Assets

Current Assets
Cash and cash equivalents	$11	$13
Accounts receivable (less reserve: 2025, $2; 2024, $2)
Customer	153	160
Other	27	22
Unbilled revenues (less reserve: 2025, $0; 2024, $0)	106	102
Fuel, materials and supplies	181	173
Prepayments	16	11
Other current assets	20	10
Total Current Assets	514	491

Property, Plant and Equipment
Regulated utility plant	10,513	10,419
Less: accumulated depreciation - regulated utility plant	2,798	2,652
Regulated utility plant, net	7,715	7,767
Construction work in progress	850	567
Property, Plant and Equipment, net	8,565	8,334

Other Noncurrent Assets
Regulatory assets	462	458
Goodwill	607	607
Other intangibles	27	28
Other noncurrent assets	156	155
Total Other Noncurrent Assets	1,252	1,248

Total Assets	$10,331	$10,073

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2025	December 31, 2024
Liabilities and Equity

Current Liabilities
Short-term debt	$275	$140
Long-term debt due within one year	268	250
Notes payable to affiliates	46	73
Accounts payable	117	96
Accounts payable to affiliates	105	100
Customer deposits	39	39
Taxes	28	37
Regulatory liabilities	23	22
Interest	23	24
Asset retirement obligations	7	10
Other current liabilities	57	58
Total Current Liabilities	988	849

Long-term Debt	2,799	2,816

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	943	924
Investment tax credits	80	81
Asset retirement obligations	55	54
Regulatory liabilities	1,003	1,009
Other deferred credits and noncurrent liabilities	35	41
Total Deferred Credits and Other Noncurrent Liabilities	2,116	2,109

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	3,110	3,056
Earnings reinvested	1,010	935
Total Equity	4,428	4,299

Total Liabilities and Equity	$10,331	$10,073

(a)80,000 shares authorized; 37,818 shares issued and outstanding at June 30, 2025 and December 31, 2024.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2025	37,818	$308	$3,019	$1,014	$4,341
Net income				78	78
Capital contributions from parent			91		91
Dividends declared				(82)	(82)
June 30, 2025	37,818	$308	$3,110	$1,010	$4,428

December 31, 2024	37,818	$308	$3,056	$935	$4,299
Net income				203	203
Capital contributions from parent			91		91
Return of capital to parent			(37)		(37)
Dividends declared				(128)	(128)
June 30, 2025	37,818	$308	$3,110	$1,010	$4,428

March 31, 2024	37,818	$308	$2,983	$872	$4,163
Net income				77	77
Capital contributions from parent			84		84
Dividends declared				(70)	(70)
June 30, 2024	37,818	$308	$3,067	$879	$4,254

December 31, 2023	37,818	$308	$3,033	$811	$4,152
Net income				185	185
Capital contributions from parent			84		84
Return of capital to parent			(50)		(50)
Dividends declared				(117)	(117)
June 30, 2024	37,818	$308	$3,067	$879	$4,254

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2024 is derived from that Registrant's 2024 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2024 Form 10-K. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

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

"Corporate and Other" primarily consists of corporate level financing costs, certain unallocated costs and certain non-recoverable costs incurred in conjunction with the acquisition of RIE. "Corporate and Other" is presented to reconcile segment information to PPL's consolidated results and is not a reportable segment.

The table below provides information about PPL’s segments and includes the reconciliation to consolidated net income for the three months ended June 30, 2025:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total
Operating Revenues from external customers (a)	$837	$693	$494	$2,024
Reconciliation of revenue
Corporate and Other revenues				1
Total consolidated revenues				$2,025

Less:
Fuel	192	—	—	192
Energy Purchases	30	169	190	389
Other operation and maintenance	200	159	214	573
Depreciation	179	100	44	323
Taxes, other than income	26	32	42	100
Other (income) expense - net	(10)	(11)	4	(17)
Interest (income) from affiliate	—	—	(1)	(1)
Interest expense	62	62	27	151
Income taxes	32	43	(9)	66
Segment net income	$126	$139	$(17)	$248

Reconciliation of segment profit or loss to consolidated net income
Corporate and Other net loss				(65)
Net Income				$183

(a)See Note 3 for additional information on Operating Revenues.

The table below provides information about PPL’s segments and includes the reconciliation to consolidated net income for the six months ended June 30, 2025:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total
Operating Revenues from external customers (a)	$1,896	$1,512	$1,120	$4,528
Reconciliation of revenue
Corporate and Other revenues				1
Total consolidated revenues				$4,529

Less:
Fuel	426	—	—	426
Energy Purchases	126	398	425	949
Other operation and maintenance	400	321	414	1,135
Depreciation	355	202	86	643
Taxes, other than income	51	73	89	213
Other (income) expense - net	(18)	(22)	(3)	(43)
Interest (income) from affiliate	—	(2)	(3)	(5)
Interest expense	122	122	50	294
Income taxes	85	97	9	191
Segment net income	$349	$323	$53	$725

Reconciliation of segment profit or loss to consolidated net income
Corporate and Other net loss				(128)
Net Income				$597

(a)See Note 3 for additional information on Operating Revenues.

Other information for the segments and reconciliation to PPL's Consolidated results for the six months ended June 30, 2025 are as follows:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total Segments	Corporate and Other	Consolidated Total
Other Segment Disclosures
Amortization (a)	$22	$21	$—	$43	$6	$49
Deferred income taxes and investment tax credits (b)	11	48	18	77	27	104
Expenditures for long lived assets	689	697	336	1,722	1	1,723
(a)Represents non-cash expense items that include amortization of operating lease right-of-use assets, regulatory assets and liabilities, debt discounts and premiums and debt issuance costs.
(b)Represents a non-cash expense item that is also included in "Income Taxes."

The table below provides information about PPL’s segments and includes the reconciliation to consolidated net income for the three months ended June 30, 2024:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total
Operating Revenues from external customers (a)	$819	$673	$389	$1,881
Reconciliation of revenue
Corporate and Other revenues				—
Total consolidated revenues				$1,881

Less:
Fuel	181	—	—	181
Energy Purchases	22	153	100	275
Other operation and maintenance	195	154	180	529
Depreciation	177	100	40	317
Taxes, other than income	24	30	39	93
Other (income) expense - net	(9)	(11)	(6)	(26)
Interest (income) from affiliate	—	(10)	—	(10)
Interest expense	61	61	23	145
Income taxes	34	46	1	81
Segment net income	$134	$150	$12	$296

Reconciliation of segment profit or loss to consolidated net income
Corporate and Other net loss				(106)
Net Income				$190

(a)See Note 3 for additional information on Operating Revenues.

The table below provides information about PPL’s segments and includes the reconciliation to consolidated net income for the six months ended June 30, 2024:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total
Operating Revenues from external customers (a)	$1,803	$1,443	$938	$4,184
Reconciliation of revenue
Corporate and Other revenues				1
Total consolidated revenues				$4,185

Less:
Fuel	390	—	—	390
Energy Purchases	99	367	329	795
Other operation and maintenance	397	335	336	1,068
Depreciation	353	199	81	633
Taxes, other than income	49	66	66	181
Other (income) expense - net	(12)	(20)	(13)	(45)
Interest (income) from affiliate	—	(20)	—	(20)
Interest expense	121	123	47	291
Income taxes	82	94	16	192
Segment net income	$324	$299	$76	$699

Reconciliation of segment profit or loss to consolidated net income
Corporate and Other net loss				(202)
Net Income				$497

(a)See Note 3 for additional information on Operating Revenues.

Other information for the segments and reconciliation to PPL's Consolidated results for the six months ended June 30, 2024 are as follows:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total Segments	Corporate and Other	Consolidated Total
Other Segment Disclosures
Amortization (a)	$18	$25	$—	$43	$4	$47
Deferred income taxes and investment tax credits (b)	1	60	36	97	17	114
Expenditures for long lived assets	506	519	241	1,266	—	1,266
(a)Represents non-cash expense items that include amortization of operating lease right-of-use assets, regulatory assets and liabilities, debt discounts and premiums and debt issuance costs.
(b)Represents a non-cash expense item that is also included in "Income Taxes."

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated Balance Sheets as of:

	June 30, 2025	December 31, 2024
Total Assets
Kentucky Regulated	$18,076	$17,626
Pennsylvania Regulated	15,892	15,475
Rhode Island Regulated	7,125	7,055
Corporate and Other (a)	1,270	913
Total	$42,363	$41,069

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

	2025 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)(b)	$2,025	$693	$378	$472
Revenues derived from:
Alternative revenue programs (c)	20	11	(1)	(3)
Other (d)	(5)	(4)	(1)	—
Revenues from Contracts with Customers	$2,040	$700	$376	$469

	2024 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)(b)	$1,881	$673	$366	$464
Revenues derived from:
Alternative revenue programs (c)	(3)	(8)	2	1
Other (d)	(4)	(3)	(1)	(1)
Revenues from Contracts with Customers	$1,874	$662	$367	$464

	2025 Six Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)(b)	$4,529	$1,512	$883	$1,036
Revenues derived from:
Alternative revenue programs (c)	70	9	1	1
Other (d)	(13)	(9)	(2)	(2)
Revenues from Contracts with Customers	$4,586	$1,512	$882	$1,035

	2024 Six Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)(b)	$4,185	$1,443	$842	$989
Revenues derived from:
Alternative revenue programs (c)	5	(11)	4	6
Other (d)	(12)	(8)	(2)	(2)
Revenues from Contracts with Customers	$4,178	$1,424	$844	$993

(a)PPL includes $494 million and $1,120 million for the three and six months ended June 30, 2025 and $389 million and $938 million for the three and six months ended June 30, 2024 of revenues from external customers reported by the Rhode Island Regulated segment. PPL Electric represents revenues from external customers reported by the Pennsylvania Regulated segment and LG&E and KU, net of intercompany power sales and transmission revenues, represent revenues from external customers reported by the Kentucky Regulated segment. See Note 2 for additional information.
(b)PPL's transition services agreement associated with the RIE acquisition ended in the third quarter of 2024. In conjunction with the completion of the agreement, PPL conformed the presentation of RIE's and the Rhode Island Regulated segment’s net metering charges with the presentation of the other segments, resulting in an increase in Operating Revenues and a corresponding increase in Energy purchases beginning in the fourth quarter of 2024. For the three and six months ended June 30, 2025, net metering of $55 million and $96 million was included in Energy purchases on PPL's Statement of Income. For the three and six months ended June 30, 2024, $53 million and $85 million of net metering was presented as a reduction of Operating Revenues on PPL's Statement of Income.
(c)This line item shows the over/under collection of rate mechanisms deemed alternative revenue programs with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts.
(d)Represents additional revenues outside the scope of revenues from contracts with customers, such as lease and other miscellaneous revenues.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended June 30.

	Three Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2025
PA Regulated	$345	$106	$13	$13	$—	$—	$223	$700
KY Regulated	328	247	158	71	5	24	—	833
RI Regulated (c)	214	160	20	62	—	—	51	507
Total PPL	$887	$513	$191	$146	$5	$24	$274	$2,040

2024
PA Regulated	$332	$101	$10	$15	$—	$—	$204	$662
KY Regulated	326	245	157	75	5	13	—	821
RI Regulated (c)	139	42	3	162	—	—	45	391
Total PPL	$797	$388	$170	$252	$5	$13	$249	$1,874

PPL Electric
2025	$345	$106	$13	$13	$—	$—	$223	$700
2024	$332	$101	$10	$15	$—	$—	$204	$662

LG&E
2025	$167	$122	$48	$28	$—	$11	$—	$376
2024	$163	$121	$46	$31	$—	$6	$—	$367

KU
2025	$161	$125	$110	$43	$5	$25	$—	$469
2024	$163	$124	$111	$43	$5	$18	$—	$464

	Six Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2025
PA Regulated	$802	$212	$26	$26	$—	$—	$446	$1,512
KY Regulated	815	527	312	167	12	62	—	1,895
RI Regulated (c)	655	357	38	28	—	—	101	1,179
Total PPL	$2,272	$1,096	$376	$221	$12	$62	$547	$4,586

2024
PA Regulated	$758	$207	$22	$28	$—	$—	$409	$1,424
KY Regulated	769	512	318	172	11	28	—	1,810
RI Regulated (c)	400	120	8	324	—	—	92	944
Total PPL	$1,927	$839	$348	$524	$11	$28	$501	$4,178

PPL Electric
2025	$802	$212	$26	$26	$—	$—	$446	$1,512
2024	$758	$207	$22	$28	$—	$—	$409	$1,424

LG&E
2025	$406	$269	$94	$82	$—	$31	$—	$882
2024	$381	$259	$93	$83	$—	$28	$—	$844

KU
2025	$409	$258	$218	$85	$12	$53	$—	$1,035
2024	$388	$253	$225	$89	$11	$27	$—	$993

(a)Primarily includes revenues from pole attachments, street lighting, other public authorities and other non-core businesses, and for the Rhode Island Regulated Segment certain regulatory deferral mechanisms which could result in a reduction in revenues from over collections. For the periods ended June 30, 2024, the Rhode Island Regulated segment primarily includes open access tariff revenues, which are calculated on combined customer classes.
(b)Includes wholesale power and transmission revenues. LG&E and KU amounts include intercompany power sales and transmission revenues, which are eliminated upon consolidation at the Kentucky Regulated segment.
(c)PPL's transition services agreement associated with the RIE acquisition ended in the third quarter of 2024. In conjunction with the completion of the agreement, PPL disaggregated the 2024 revenues of the Rhode Island Regulated segment in a manner consistent with that of its other segments. This resulted in certain customer revenues for the Rhode Island Regulated segment, which were previously presented in the "Other" category, being presented in the "Residential", "Commercial" or "Industrial" customer classes beginning in the fourth quarter of 2024. Applying the previous methodology to 2025 revenues would result in $113 million of Residential, $104 million of Commercial and $20 million of Industrial for the three months ended June 30, 2025 and $268 million of Residential, $193 million of Commercial and $38 million of Industrial for the six months ended June 30, 2025 for the Rhode Island Regulated segment being presented as "Other".

As discussed in Note 2, PPL segments its business by geographic location. Revenues from external customers for each segment are reconciled to revenues from contracts with customers in the footnotes to the tables above.

Contract receivables from customers are primarily included in "Accounts receivable - Customer", "Unbilled revenues", and "Other noncurrent assets" on the Balance Sheets.

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the periods ended June 30.

	Three Months		Six Months
	2025	2024	2025	2024
PPL (a)	$14	$2	$42	$43
PPL Electric (a)	2	(4)	9	24
LG&E	—	—	2	1
KU	1	—	2	1

(a)2024 includes amounts impaired related to PPL Electric's billing issues. See Note 6 in PPL's 2024 Form 10-K for additional information.

Contract liabilities result from recording contractual billings in advance for customer attachments to the Registrants' infrastructure and payments received in excess of revenues earned to date. Advanced billings for customer attachments are generally recognized as revenue ratably over the quarterly billing period. Payments received in excess of revenues earned to date are recognized as revenue as services are delivered in subsequent periods. The Registrants' contract liabilities are not material at June 30, 2025 and 2024.

4. Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the applicable period. Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding, increased by the number of incremental shares that would be outstanding if potentially dilutive share-based payment awards were converted to common shares as calculated using the Two-Class Method or Treasury Stock Method. The If-Converted Method is applied to the Exchangeable Senior Notes due 2028 (Exchangeable Notes) issued in February 2023.

Incremental non-participating securities that have a dilutive impact are detailed in the table below. In 2025, these securities include forward sales of PPL common stock issued through an ATM Program and the number of shares needed to settle the conversion premium on the Exchangeable Notes. The forward sale agreements are dilutive under the Treasury Stock Method to the extent the average stock price of PPL's common shares exceeds the forward sale price prescribed in the agreements. See Note 7 for additional information on the ATM Program and Note 8 in PPL's 2023 Form 10-K for additional information on the Exchangeable Notes.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended June 30 used in the EPS calculation are:

	Three Months		Six Months
	2025	2024	2025	2024
Income (Numerator)
Net income attributable to PPL	$183	$190	$597	$497
Less amounts allocated to participating securities	—	1	1	1
Net income available to PPL common shareowners - Basic and Diluted	$183	$189	$596	$496

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	739,276	737,748	738,986	737,630
Add: Dilutive share-based payment awards (a)	2,504	1,815	2,606	1,561
Add: Forward sale agreements	23	—	11	—
Add: Exchangeable Notes	738	—	369	—
Weighted-average shares - Diluted EPS	742,541	739,563	741,972	739,191

Basic EPS
Net Income available to PPL common shareowners	$0.25	$0.26	$0.81	$0.67

Diluted EPS
Net Income available to PPL common shareowners	$0.25	$0.26	$0.80	$0.67

(a)    The Treasury Stock Method was applied to non-participating share-based payment awards.

For the periods ended June 30, PPL issued common stock related to stock-based compensation plans as follows (in thousands):

	Three Months		Six Months
	2025	2024	2025	2024
DRIP	186	—	386	—

For the periods ended June 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Six Months
	2025	2024	2025	2024
Stock-based compensation awards	196	—	186	—
Forward sale agreements	5,648	—	3,841	—

5. Income Taxes

Reconciliations of income tax expense (benefit) for the periods ended June 30 are as follows.

(PPL)
	Three Months		Six Months
	2025	2024	2025	2024
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$48	$50	$157	$132
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	8	11	28	28
Valuation allowance adjustments	2	2	6	5
Amortization of investment tax credit including deferred taxes on basis adjustment	(1)	—	(4)	(2)
Utility rate-making tax adjustments (a)	(5)	(5)	(14)	(10)
Amortization of excess deferred federal and state income taxes	(6)	(7)	(21)	(20)
Other	1	(1)	(3)	(2)
Total increase (decrease)	(1)	—	(8)	(1)
Total income tax expense (benefit)	$47	$50	$149	$131

(a)     Primarily consists of tax impacts of AFUDC equity and related depreciation across PPL's regulated utility subsidiaries and flow through tax impacts of Pennsylvania utility ratemaking. Flow through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

(PPL Electric)
	Three Months		Six Months
	2025	2024	2025	2024
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$38	$41	$88	$83
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	11	13	27	26
Utility rate-making tax adjustments (a)	(6)	(6)	(12)	(10)
Amortization of excess deferred federal and state income taxes	(2)	(3)	(5)	(5)
Other	2	1	(1)	—
Total increase (decrease)	5	5	9	11
Total income tax expense (benefit)	$43	$46	$97	$94

(a)     Primarily consists of tax impacts of AFUDC equity and related depreciation and flow through tax impacts of Pennsylvania utility ratemaking. Flow through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

(LG&E)
	Three Months		Six Months
	2025	2024	2025	2024
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$15	$17	$42	$41
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	3	8	7
Amortization of excess deferred federal and state income taxes	(3)	(3)	(7)	(6)
Other	(1)	—	(3)	(1)
Total increase (decrease)	(1)	—	(2)	—
Total income tax expense (benefit)	$14	$17	$40	$41

(KU)
	Three Months		Six Months
	2025	2024	2025	2024
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$20	$20	$53	$48
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	4	10	9
Amortization of excess deferred federal and state income taxes	(4)	(4)	(9)	(9)
Other	(1)	(1)	(4)	(2)
Total increase (decrease)	(1)	(1)	(3)	(2)
Total income tax expense (benefit)	$19	$19	$50	$46

Other

IRS Revenue Procedure 2023-15 (PPL and LG&E)

On April 14, 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. PPL and LG&E reviewed the revenue procedure and determined that there are no material impacts to their financial statements.

One Big Beautiful Bill Act (All Registrants)

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act. The Registrants are currently reviewing the law to assess any material impacts to the financial statements.

Additionally, on July 7, 2025, President Trump issued an Executive Order directing the Treasury to take action to strictly enforce the termination of clean electricity tax credits under IRC Sections 45Y and 48E for wind and solar. This may include stricter regulations or other measures concerning what qualifies as having "commenced construction". The date that a wind or solar project commences construction is critical in the determination of whether such project will be eligible for the currently available tax credits. PPL is actively monitoring Treasury guidance and expects to take all commercially reasonable measures to preserve the eligibility of the Kentucky projects for the existing tax credits provided for under the IRA.

6. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric		LG&E		KU
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Current Regulatory Assets:
Rate adjustment mechanisms	$99	$95	$—	$—	$—	$—	$—	$—
Renewable energy certificates	21	14	—	—	—	—	—	—
Storm damage expense rider	45	68	45	68	—	—	—	—
Gas supply clause	20	3	—	—	20	3	—	—
Transmission service charge	52	44	—	27	—	—	—	—
DSIC	9	8	9	8	—	—	—	—
TCJA customer refund and recovery	30	21	30	21	—	—	—	—
ISR deferral	6	22	—	—	—	—	—	—
Other	21	45	8	9	6	5	—	1
Total current regulatory assets	$303	$320	$92	$133	$26	$8	$—	$1

Noncurrent Regulatory Assets:
Defined benefit plans	$959	$967	$471	$473	$219	$226	$150	$149
Plant outage costs	27	30	—	—	6	7	21	23
Net metering	159	147	—	—	—	—	—	—
Environmental cost recovery	96	96	—	—	—	—	—	—
Storm costs	114	113	42	22	24	20	37	29
Unamortized loss on debt	19	20	3	3	9	9	6	6
Terminated interest rate swaps	49	53	—	—	29	31	20	22
Accumulated cost of removal of utility plant	168	173	168	173	—	—	—	—
AROs	275	280	—	—	76	75	199	205
RAR	80	83	—	—	80	83	—	—
Gas line inspections	24	24	—	—	22	22	2	2
Advanced metering infrastructure	35	28	—	—	18	14	17	14
Other	50	46	8	2	5	4	10	8
Total noncurrent regulatory assets	$2,055	$2,060	$692	$673	$488	$491	$462	$458

	PPL		PPL Electric		LG&E		KU
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Current Regulatory Liabilities:
Generation supply charge	$44	$52	$44	$52	$—	$—	$—	$—
ECR	6	12	—	—	4	6	2	6
Transmission formula rate	19	1	10	—	—	—	—	—
Rate adjustment mechanisms	64	71	—	—	—	—	—	—
Energy efficiency	27	25	—	—	—	—	—	—
DSM	24	17	—	—	10	7	14	10
Revenue decoupling mechanism	42	10	—	—	—	—	—	—
Gas cost recovery	21	—	—	—	—	—	—	—
Other	26	35	8	5	1	1	7	6
Total current regulatory liabilities	$273	$223	$62	$57	$15	$14	$23	$22

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$1,038	$1,022	$—	$—	$324	$314	$410	$408
Net deferred taxes	1,851	1,899	721	739	428	439	484	498
Defined benefit plans	307	294	110	100	24	24	66	65
Terminated interest rate swaps	52	54	—	—	26	27	26	27
Energy efficiency	30	16	—	—	—	—	—	—
Other	57	50	—	—	11	11	17	11
Total noncurrent regulatory liabilities	$3,335	$3,335	$831	$839	$813	$815	$1,003	$1,009

Regulatory Matters

Rhode Island Activities (PPL)

FY 2026 Gas ISR Plan

On December 31, 2024, RIE filed its FY 2026 Gas ISR Plan with the RIPUC with a budget that included $187 million of capital investment spend and up to $15 million of additional contingency plan spend in connection with the PHMSA's potential enactment of regulations during FY 2026 that, if enacted, would significantly alter RIE's leak detection and repair obligations under federal regulations. The plan also included proposed spending on curb-to-curb paving of $22 million. On March 28, 2025, the RIPUC approved a FY 2026 Gas ISR Plan of $165 million of which $147 million is for capital investment spend and $18 million is spend for paving costs as operations and maintenance (O&M), plus a potential additional $15 million is available if the above-mentioned regulations are implemented by the PHMSA. On March 31, 2025, the RIPUC approved RIE's compliance filing for rates effective April 1, 2025.

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

Hold Harmless Implementation Agreement

As a condition to the Acquisition (as defined in Note 8) of RIE in May 2022, PPL made a commitment to the Rhode Island Division of Public Utilities and Carriers to hold harmless Rhode Island customers from the impact of future rate increases resulting from changes in Accumulated Deferred Income Taxes as a result of the Acquisition (the Hold Harmless Commitment). On June 13, 2025, an agreement was entered into by and among RIE, PPL, PPL Rhode Island Holdings and the Rhode Island Division of Public Utilities and Carriers Advocacy Section to satisfy RIE's obligations under the Hold Harmless Commitment, approximately $155 million, and proposes to resolve that amount through bill credits issued to customers, with approximately $74 million to be issued throughout the first quarter of 2026 and approximately $81 million to be issued throughout the first quarter of 2027. The bill credits would be recorded as a reduction to revenue in the periods in which the credits are applied to customers' bills. An evidentiary hearing was held on July 18, 2025. The Hearing Officer granted the Attorney General of Rhode Island's request for a continuance of the hearing until August 8, 2025 to allow for review and consideration of the calculations of the net present value of the obligation and bill credits. PPL cannot predict the outcome of these proceedings.

Kentucky Activities

(PPL, LG&E and KU)

Rate Case Proceedings

On May 30, 2025, LG&E and KU filed requests with the KPSC for an increase in annual electricity and gas revenues of approximately $391 million ($105 million and $226 million in electricity revenues at LG&E and KU and $60 million in gas revenues at LG&E) and approval of certain regulatory and accounting treatments. The revenue increases would be an increase of 8.3% and 11.5% in electricity revenues at LG&E and KU, and an increase of 14.0% in gas revenues at LG&E.

The applications are based on a forecasted test year of January 1, 2026 through December 31, 2026 and request an authorized return on equity of 10.95%. Subject to KPSC approval, the requested rates are expected to become effective on January 1, 2026. Certain counterparties have intervened in the proceedings. Data discovery and the filing of written testimony will continue through the third quarter of 2025 and a hearing in the matter has been scheduled for November 3, 2025. A ruling from the KPSC is expected during the fourth quarter of 2025. PPL, LG&E and KU cannot predict the outcome of these proceedings.

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

On July 29, 2025, LG&E and KU filed with the KPSC a stipulation and recommendation regarding a proposed resolution of issues with several of the intervenors in the CPCN proceeding. The stipulation recommends to the KPSC the approval of the large majority of LG&E’s and KU’s requested generation-related projects and associated accounting matters, subject to certain changes. Under the stipulation, the parties agree the KPSC should issue an order granting a CPCN for: (a) a 645 MW NGCC generation unit at KU’s E.W. Brown station; (b) a 645 MW NGCC at LG&E’s Mill Creek station; and (c) a SCR environmental facility at KU’s Ghent station Unit 2. In addition, the proposal to build the $775 million Cane Run BESS would be withdrawn without prejudice, the relevant costs regarding the proposed $1.4 billion Mill Creek NGCC would be recovered through a new rate tracker mechanism, and the retirement date for the existing Mill Creek Unit 2 would be extended from 2027 to the operational date of the proposed Mill Creek NGCC or afterwards, subject to relevant future economic analysis, regulatory or environmental authorizations. The stipulation also contains provisions relating to regulatory asset accounting, proposed data center tariffs, future renewable power requests-for-proposals and other matters. LG&E and KU would retain the right to seek approval of the potentially withdrawn Cane Run BESS or similar substitute project in future regulatory proceedings.

A hearing in the matter has been scheduled to begin on August 4, 2025. LG&E and KU anticipate a ruling from the KPSC during the fourth quarter of 2025. PPL, LG&E and KU cannot predict the outcome of the proceedings.

Kentucky January 2025 Storm

In January 2025, LG&E and KU experienced snow, ice, sleet and freezing rain in their service territories, resulting in substantial damage to certain of LG&E's and KU's assets. On January 31, 2025, LG&E and KU submitted a filing with the KPSC requesting regulatory asset treatment of the extraordinary operations and maintenance (O&M) expenses portion of the costs incurred related to the storm. On March 19, 2025, the KPSC issued an order authorizing LG&E and KU to establish, for accounting purposes only, regulatory assets based on the jurisdictional incremental costs of extraordinary O&M expense incurred by LG&E and KU as a result of the 2025 winter storm, with recovery amounts and amortization thereof to be determined in subsequent base rate proceedings. LG&E and KU cannot predict the outcome of these matters. As of June 30, 2025, LG&E and KU recorded regulatory assets related to the storm of $2 million and $7 million.

Mill Creek Unit 1 and Unit 2 RAR Application (PPL and LG&E)

In 2023, the KPSC issued an order approving, among other items, the requested retirement of Mill Creek Units 1 and 2.

On October 4, 2024, LG&E submitted an application related to the retirement of Mill Creek Unit 1, which occurred on December 31, 2024, requesting recovery of associated costs under the RAR. LG&E expects these costs to be approximately $125 million and proposed to begin application of the RAR with bills issued in May 2025. On February 24, 2025, the KPSC issued an order approving LG&E’s cost recovery for Mill Creek Unit 1 under the RAR and related amounts were included in bills beginning in May 2025.

Mill Creek Unit 2 is currently expected to be retired in 2027. LG&E anticipates the recovery of associated costs, including the remaining net book value, for Mill Creek Unit 2 through the RAR. The remaining net book value of Mill Creek Unit 2 was approximately $208 million at June 30, 2025 and LG&E is continuing to depreciate using the current approved rates through its anticipated retirement date in 2027. LG&E expects to reclassify the net book value remaining at retirement, which is expected to total approximately $161 million, to a regulatory asset to be amortized over a period of ten years in accordance with the RAR. There can be no assurance that these costs will be recovered in the amounts or over the time periods that LG&E expects. See the “2025 CPCN” discussion above for information regarding potential changes in the retirement date of Mill Creek Unit 2.

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

Recovery of Transmission Costs (PPL)

Until December 2022, RIE's transmission facilities were operated in combination with the transmission facilities of National Grid USA's New England affiliates, Massachusetts Electric Company (MECO) and New England Power (NEP), a National Grid USA affiliate, as a single integrated system with NEP designated as the combined operator. As of January 1, 2023, RIE operates its own transmission facilities. NE-ISO allocates RIE's costs among transmission customers in New England, in accordance with the ISO Open Access Transmission Tariff (ISO-NE OATT). According to the FERC orders, RIE is compensated for its actual monthly transmission costs, with its authorized maximum return on equity (ROE) of 11.74% on its transmission assets.

The ROE for transmission rates under the ISO-NE OATT is the subject of four complaints that are pending before the FERC. On October 16, 2014, the FERC issued an order on the first complaint, Opinion No. 531-A, resetting the base ROE applicable to transmission assets under the ISO-NE OATT from 11.14% to 10.57% effective as of October 16, 2014 and establishing a maximum ROE of 11.74%. On April 14, 2017, this order was vacated and remanded by the D. C. Circuit Court of Appeals (Court of Appeals). After the remand, the FERC issued an order on October 16, 2018 applicable to all four pending cases where it proposed a new base ROE methodology that, with subsequent input and support from the New England Transmission Owners (NETO), yielded a base ROE of 10.41%. Subsequent to the FERC's October 2018 order in the New England Transmission Owners cases, the FERC further refined its ROE methodology in another proceeding and has applied that refined methodology to transmission owners’ ROEs in other jurisdictions, and the NETOs filed further information in the New England matters to distinguish their case. Those determinations in other jurisdictions have been vacated and remanded back to the FERC for further proceedings by the D.C. Circuit Court of Appeals. The proceeding and the final base rate ROE determination in the New England matters remain open, pending a final order from the FERC. PPL cannot predict the outcome of this matter, and an estimate of the impact cannot be determined.

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

During the three and six months ended June 30, 2025, RIE purchased $68 million and $155 million of accounts receivable from alternative suppliers. During the three and six months ended June 30, 2024, RIE purchased $44 million and $95 million of accounts receivable from alternative suppliers.

During the three and six months ended June 30, 2025, PPL Electric purchased $345 million and $811 million of accounts receivable from alternative suppliers. During the three and six months ended June 30, 2024, PPL Electric purchased $348 million and $767 million of accounts receivable from alternative suppliers.

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

	June 30, 2025					December 31, 2024
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (c)	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (c)
PPL
PPL Capital Funding (a)
Syndicated Credit Facility (b)	Dec. 2029	$1,500	$—	$470	$1,030	$—	$138
Bilateral Credit Facility	Feb. 2026	100	—	—	100	—	—
Bilateral Credit Facility	Feb. 2026	100	—	20	80	—	15
Total PPL Capital Funding Credit Facilities		$1,700	$—	$490	$1,210	$—	$153

PPL Electric
Syndicated Credit Facility	Dec. 2029	$750	$—	$386	$364	$—	$1
Total PPL Electric Credit Facilities		$750	$—	$386	$364	$—	$1

LG&E
Syndicated Credit Facility	Dec. 2029	$600	$—	$158	$442	$—	$25
Total LG&E Credit Facilities		$600	$—	$158	$442	$—	$25

KU
Syndicated Credit Facility	Dec. 2029	$600	$—	$275	$325	$—	$140
Total KU Credit Facilities		$600	$—	$275	$325	$—	$140

(a)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.

(b)In January 2025, PPL Capital Funding increased the borrowing capacity of this facility from $1.25 billion to $1.50 billion. At June 30, 2025, the facility included a $250 million borrowing sublimit for RIE and a $1.25 billion sublimit for PPL Capital Funding. At December 31, 2024, the facility included a $250 million borrowing sublimit for RIE and a $1 billion borrowing sublimit for PPL Capital Funding. RIE’s borrowing sublimit is adjustable, at the borrowers’ option, from $0 to $600 million, with the remaining balance available under the facility allocated to PPL Capital Funding. At June 30, 2025, PPL Capital Funding had $470 million of commercial paper outstanding and RIE had no commercial paper outstanding. At December 31, 2024, PPL Capital Funding had $138 million of commercial paper outstanding and RIE had no commercial paper outstanding. RIE's obligations under the facility are not guaranteed by PPL.
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

(All Registrants)

The Registrants maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	June 30, 2025				December 31, 2024
	Weighted - Average Interest Rate	Capacity (c)	Commercial Paper Issuances (d)	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances (d)
PPL Capital Funding (a)(b)	4.66%	$1,350	$470	$880	4.76%	$138
RIE (b)		250	—	250		—
PPL Electric	4.63%	650	385	265		—
LG&E	4.66%	500	158	342	4.72%	25
KU	4.66%	400	275	125	4.71%	140
Total		$3,150	$1,288	$1,862		$303

(a)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(b)Issuances under the PPL Capital Funding and RIE commercial paper programs are supported by the PPL Capital Funding syndicated credit facility. At June 30, 2025, the borrowing sublimits were $250 million for RIE and $1.25 billion for PPL Capital Funding. At December 31, 2024, the borrowing sublimits were $250 million for RIE and $1 billion for PPL Capital Funding. PPL Capital Funding’s commercial paper program is also backed by a separate bilateral credit facility for $100 million.
(c)On July 14, 2025, the capacity of the commercial paper programs were increased to $1,600 million for PPL Capital Funding, $750 million for PPL Electric, $600 million for LG&E and $600 million for KU, bringing the capacity of each program into alignment with the increased capacity of the supporting syndicated credit facilities for each entity, as amended in January 2025.
(d)Commercial paper issued reflects the undiscounted face value of the issuance.

(PPL Electric, LG&E, and KU)

See Note 11 for discussion of intercompany borrowings.

(PPL)

Equity Securities

ATM Program

In February 2025, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $2 billion of its common stock through an ATM Program, which may utilize an optional forward sales component. Each forward contract under the agreement must be settled within 24 months. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. During the six months ended June 30, 2025, PPL entered into forwards contracts to sell approximately 9.9 million shares of its common stock at a blended initial forward price of approximately $34.77 per share. The forward sale price may be adjusted based on changes in daily interest rates, for certain stock loan fees as determined by a third-party agent, and will be subject to predetermined reductions based on expected dividends. Each outstanding forward contract must be settled on or before December 30, 2025. PPL may elect, at its discretion, to physically settle, net share settle or net cash settle the forward contracts. At June 30, 2025, PPL could have settled the forward sale contracts with physical delivery of approximately 9.9 million shares of common stock for proceeds of approximately $344 million. The forward contracts under the ATM program are classified as equity transactions.

Dividends

In May 2025, PPL declared a quarterly cash dividend on its common stock, payable July 1, 2025, of 27.25 cents per share (equivalent to $1.09 per annum).

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

In connection with the Acquisition, National Grid USA Service Company, Inc., National Grid USA and Narragansett Electric entered into a transition services agreement (TSA), pursuant to which the National Grid entities agreed to provide certain transition services to Narragansett Electric to facilitate the transition of the operation of Narragansett Electric to PPL following the Acquisition, as agreed upon in the Narragansett share purchase agreement. The TSA was for an initial two-year term and was completed in the third quarter of 2024. TSA costs were $49 million and $97 million during the three and six months ended June 30, 2024.

As a condition to the Acquisition, PPL made certain commitments to the Rhode Island Division of Public Utilities and Carriers and the Attorney General of the State of Rhode Island. See Note 9 in PPL's 2024 Form 10-K for a complete listing of those commitments. The following represents an update to the remaining commitments:

•RIE will hold harmless Rhode Island customers from any changes to Accumulated Deferred Income Taxes (ADIT) as a result of the Acquisition. RIE reserves the right to seek rate adjustments based on future changes to ADIT that are not related to the Acquisition. See Note 6 for additional details on RIE's obligation to hold harmless Rhode Island customers.
•RIE will forgo potential recovery of any and all transition costs, which includes (1) the installation of certain information technology systems; (2) modification and enhancements to physical facilities in Rhode Island; and (3) costs related to severance payments, communications and branding changes, and other transition related costs. These costs, which are being expensed as incurred, were $17 million and $34 million for the three and six months ended June 30, 2025 and $83 million and $165 million for the three and six months ended June 30, 2024.

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

	Pension Benefits
	Three Months		Six Months
	2025	2024	2025	2024
PPL
Service cost	$8	$8	$15	$17
Interest cost	47	46	92	92
Expected return on plan assets	(72)	(75)	(143)	(150)
Amortization of:
Prior service cost	—	—	—	1
Actuarial loss	4	3	9	5
Net periodic defined benefit costs (credits)	$(13)	$(18)	$(27)	$(35)

	Other Postretirement Benefits
	Three Months		Six Months
	2025	2024	2025	2024
PPL
Service cost	$2	$2	$3	$3
Interest cost	8	7	15	14
Expected return on plan assets	(8)	(8)	(15)	(15)
Amortization of:
Prior service cost	—	1	—	1
Actuarial loss	(1)	(2)	(2)	(3)
Net periodic defined benefit costs (credits)	$1	$—	$1	$—

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

Water/Waste

ELGs

In 2015, the EPA finalized ELGs for wastewater discharge permits for new and existing steam electricity generating facilities. These guidelines require deployment of additional control technologies providing physical, chemical and biological treatment and mandate operational changes including "zero discharge" requirements for certain wastewaters. The implementation date for individual generating stations was to be determined by the states on a case-by-case basis according to criteria provided by the EPA. In September 2017, the EPA issued a rule to postpone the compliance date for certain requirements. In October 2020, the EPA issued revisions to its best available technology standards for certain wastewaters and potential extensions to compliance dates (the Reconsideration Rule). On May 9, 2024, the EPA issued a final rule modifying the 2020 ELG revisions. The rule increases the stringency of previous control technology and zero discharge requirements, revises certain exemptions for generating units planned for retirement, and requires case-by-case limitations for legacy wastewaters based on the best professional judgment of the state regulators. Legal challenges to the final rule have been consolidated before the U.S. Court of Appeals for the Eighth Circuit. The final rule could potentially result in significant operational changes and additional controls for LG&E and KU plants, but in March 2025 the EPA announced its plan to reconsider the rule. The ELGs are expected to be implemented by the states or applicable permitting authorities in the course of their normal permitting activities. Certain costs are included in the Registrants' capital plans and expected to be recovered from customers through rate recovery mechanisms, but additional costs and recovery will depend on further regulatory developments at the state level. On June 30, 2025, the EPA announced that it intends to extend certain regulatory compliance and submittal deadlines.

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

(PPL and PPL Electric)

PPL Electric is a potentially responsible party for a share of clean-up costs at certain sites. Cleanup actions have been or are being undertaken at these sites as requested by governmental agencies, the costs of which have not been and are not expected to be significant to PPL Electric. As of June 30, 2025 and December 31, 2024, PPL Electric had a recorded liability of $8 million, representing its best estimate of the probable loss incurred to remediate these sites.

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

As of June 30, 2025 and December 31, 2024, RIE had a recorded liability of $98 million, representing its best estimate of the remaining costs of RIE's environmental remediation activities. These undiscounted costs are expected to be incurred over approximately 30 years and generally to be subject to rate recovery. However, remediation costs for each site may be materially higher than estimated, depending on changing technologies and regulatory standards, selected end uses for each site, and actual environmental conditions encountered. RIE has recovered amounts from certain insurers and potentially responsible parties, and, where appropriate, may seek additional recovery from other insurers and potentially responsible parties, but it is uncertain whether, and to what extent, such efforts will be successful.

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

(All Registrants)

The table below details guarantees provided as of June 30, 2025. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The Registrants believe the probability of expected payment/performance under each of these guarantees is remote, except for the guarantees and indemnifications related to the sale of Safari Holdings, which PPL believes are reasonably possible but not probable of occurring. For reporting purposes, on a consolidated basis, the guarantees of PPL include the guarantees of its subsidiary Registrants.

	Exposure at June 30, 2025		Expiration Date
PPL
Indemnifications related to certain tax liabilities related to the sale of the U.K. utility business	£50	(a)	2028
PPL guarantee of Safari payment obligations under certain sale/leaseback financing transactions related to the sale of Safari Holdings	$88	(b)	2028
Indemnifications for losses suffered related to items not covered by Aspen Power's representation and warranty insurance associated with the sale of Safari Holdings	140	(c)	2028
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(d)

(a)PPL WPD Limited entered into a Tax Deed dated June 9, 2021, in which it agreed to a tax indemnity regarding certain potential tax liabilities of the entities sold with respect to periods prior to the completion of the sale, subject to customary exclusions and limitations. Because National Grid Holdings One plc, the buyer, agreed to purchase indemnity insurance, the amount of the cap on the indemnity for these liabilities is £1, except with respect to certain surrenders of tax losses, for which the amount of the cap on the indemnity is £50 million. In June 2025, the indemnifications were novated to PPL Energy Holdings.
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
(d)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement, and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. PPL's proportionate share of OVEC's outstanding debt was $73 million at June 30, 2025, consisting of LG&E's share of $51 million and KU's share of $22 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 12 in PPL's, LG&E's and KU's 2024 Form 10-K for additional information on the OVEC power purchase contract.

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

	Three Months		Six Months
	2025	2024	2025	2024
PPL Electric from PPL Services	$67	$53	$131	$109
LG&E from LKS	18	28	48	57
LG&E from PPL Services	42	20	62	31
KU from LKS	22	30	60	68
KU from PPL Services	42	19	61	30

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

Intercompany Borrowings

(PPL Electric)

CEP Reserves maintains a $800 million revolving line of credit with a PPL Electric subsidiary. At June 30, 2025, CEP Reserves had no borrowings outstanding. At December 31, 2024, CEP Reserves had borrowings outstanding of $222 million. The interest rates on borrowings are equal to an adjusted one-month SOFR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the PPL Electric Income Statements.

(LG&E and KU)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to the difference between LG&E's FERC borrowing limit and LG&E's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At June 30, 2025, LG&E's money pool unused capacity was $592 million. At June 30, 2025, LG&E had no borrowings outstanding from KU and/or LKE. At December 31, 2024, LG&E had borrowings outstanding of $43 million from KU and/or LKE. These balances are reflected in "Notes payable to affiliates" on the LG&E Balance Sheets.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to the difference between KU's FERC borrowing limit and KU's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At June 30, 2025, KU's money pool unused capacity was $329 million. At June 30, 2025, KU had borrowings outstanding from LG&E and/or LKE of $46 million. At December 31, 2024, KU had borrowings outstanding of $73 million from LG&E and/or LKE. These balances are reflected in "Notes payable to affiliates" on the KU Balance Sheets.

VEBA Funds Receivable (PPL Electric)

In 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay medical claims of active bargaining unit employees. In 2024, additional excess funds were removed from the PPL Bargaining Unit Retiree Health Plan VEBA and deposited into the existing subaccount within the VEBA to be used to pay medical claims of active bargaining unit employees. Based on PPL Electric's participation in PPL’s Other Postretirement Benefit plan, PPL Electric was allocated a portion of the excess funds from PPL Services. These funds have been recorded as an intercompany receivable on PPL Electric's Balance Sheets. The receivable balance decreases as PPL Electric pays incurred medical claims and is reimbursed by PPL Services. The intercompany receivable balance associated with these funds was $1 million at June 30, 2025, which was reflected in "Accounts receivable from affiliates" on PPL Electric's Balance Sheets. The intercompany receivable balance associated with these funds was $7 million at December 31, 2024, of which $4 million was reflected in "Accounts receivable from affiliates" and $3 million was reflected in "Other noncurrent assets" on PPL Electric's Balance Sheets.

12. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended June 30, were:

	Three Months		Six Months
	2025	2024	2025	2024
Defined benefit plans - non-service credits (Note 9)	$7	$15	$15	$23
Interest income	2	6	8	15
AFUDC - equity component	20	12	35	21
Miscellaneous	(6)	(1)	(7)	(5)
Other Income (Expense) - net	$23	$32	$51	$54

(PPL Electric)

The details of "Other Income (Expense) - net" for the periods ended June 30, were:

	Three Months		Six Months
	2025	2024	2025	2024
Defined benefit plans - non-service credits (Note 9)	$4	$4	$7	$9
AFUDC - equity component	8	7	15	11
Miscellaneous	(1)	—	—	—
Other Income (Expense) - net	$11	$11	$22	$20

(LG&E)

The details of "Other Income (Expense) - net" for the periods ended June 30, were:

	Three Months		Six Months
	2025	2024	2025	2024
Defined benefit plans - non-service credits (Note 9)	$1	$2	$1	$2
AFUDC - equity component	4	2	7	3
Miscellaneous	—	—	—	1
Other Income (Expense) - net	$5	$4	$8	$6

(KU)

The details of "Other Income (Expense) - net" for the periods ended June 30, were:

	Three Months		Six Months
	2025	2024	2025	2024
Defined benefit plans - non-service credits (Note 9)	$2	$3	$3	$4
AFUDC - equity component	5	2	8	3
Miscellaneous	(2)	(1)	(1)	(1)
Other Income (Expense) - net	$5	$4	$10	$6

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	June 30, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$294	$294	$—	$—	$306	$306	$—	$—
Restricted cash and cash equivalents (a)	24	24	—	—	33	33	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	318	318	—	—	339	339	—	—
Special use funds (a):
Money market fund	1	1	—	—	1	1	—	—
Commingled debt fund measured at NAV (c)	7	—	—	—	10	—	—	—
Commingled equity fund measured at NAV (c)	6	—	—	—	8	—	—	—
Total special use funds	14	1	—	—	19	1	—	—
Price risk management assets (d):
Interest rate derivatives	2	—	2	—	—	—	—	—
Gas contracts	10	—	10	—	9	—	4	5
Total assets	$344	$319	$12	$—	$367	$340	$4	$5

Liabilities
Price risk management liabilities (d):
Interest rate derivatives	$5	$—	$5	$—	$3	$—	$3	$—
Gas contracts	8	—	3	5	13	—	10	3
Total price risk management liabilities	$13	$—	$8	$5	$16	$—	$13	$3

PPL Electric
Assets
Cash and cash equivalents	$15	$15	$—	$—	$24	$24	$—	$—
Total assets	$15	$15	$—	$—	$24	$24	$—	$—

LG&E
Assets
Cash and cash equivalents	$10	$10	$—	$—	$8	$8	$—	$—
Restricted cash and cash equivalents (a)	11	11	—	—	16	16	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	21	21	—	—	24	24	—	—
Total assets	$21	$21	$—	$—	$24	$24	$—	$—

Liabilities
Price risk management liabilities:
Interest rate derivatives	$5	$—	$5	$—	$3	$—	$3	$—
Total price risk management liabilities	$5	$—	$5	$—	$3	$—	$3	$—

KU
Assets
Cash and cash equivalents	$11	$11	$—	$—	$13	$13	$—	$—
Restricted cash and cash equivalents (a)	11	11	—	—	16	16	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	22	22	—	—	29	29	—	—
Total assets	$22	$22	$—	$—	$29	$29	$—	$—

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

A reconciliation of net assets (liabilities) classified as Level 3 for the six months ended June 30 is as follows:

Gas Contracts
2025
Balance at beginning of period	$2
Total unrealized gains (losses) recognized as Regulatory Assets/Regulatory Liabilities:	(7)
Balance at end of period	$(5)

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

Price Risk Management Assets/Liabilities

Interest Rate Derivatives (PPL, LG&E and KU)

To manage interest rate risk, PPL, LG&E and KU use interest rate derivatives such as treasury locks, forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps. An income approach is used to measure the fair value of these derivatives, utilizing readily observable inputs, such as forward interest rates (e.g., SOFR and government security rates), as well as inputs that may not be observable, such as credit valuation adjustments. In certain cases, market information cannot practicably be obtained to value credit risk and therefore internal models are relied upon. These models use projected probabilities of default and estimated recovery rates based on historical observances. When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.

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

	June 30, 2025		December 31, 2024
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$16,511	$15,750	$16,503	$15,562
PPL Electric	5,215	4,901	5,214	4,862
LG&E	2,472	2,316	2,471	2,295
KU	3,067	2,771	3,066	2,750

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

PPL, LG&E and KU had no obligation to return or post cash collateral under master netting arrangements at June 30, 2025 and December 31, 2024.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate derivatives that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. At June 30, 2025, PPL held an aggregate notional value in interest rate derivatives of $85 million that mature on January 2, 2026.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three and six months ended June 30, 2025 and 2024, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At June 30, 2025, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At June 30, 2025, LG&E held contracts with a notional amount of $64 million that mature in 2033.

Commodity Price Risk (PPL)

Economic Activity

RIE enters into derivative contracts that economically hedge natural gas purchases. Realized gains and losses from the derivatives are recoverable through regulated rates, therefore subsequent changes in fair value are included in regulatory assets or liabilities until they are realized as purchased gas. Realized gains and losses are recognized in "Energy Purchases" on the Statements of Income upon settlement of the contracts. At June 30, 2025, RIE held contracts with notional volumes of 45 Bcf that range in maturity from 2025 through 2029.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless the NPNS is elected. NPNS contracts include certain full requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at June 30, 2025 and December 31, 2024.

See Note 1 in each Registrant's 2024 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and the location of derivative instruments on the Balance Sheets:

	June 30, 2025				December 31, 2024
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate derivatives (b)	$2	$—	$—	$—	$—	$—	$—	$—
Gas contracts	—	—	6	3	—	—	7	10
Total current	2	—	6	3	—	—	7	10
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate derivatives (b)	—	—	—	5	—	—	—	3
Gas contracts	—	—	4	5	—	—	2	3
Total noncurrent	—	—	4	10	—	—	2	6
Total derivatives	$2	$—	$10	$13	$—	$—	$9	$16

(a)Current portion is included in "Other current assets" and "Other current liabilities" and noncurrent portion is included in "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets. Excludes accrued interest, if applicable.
(b)Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended June 30, 2025.

	Three Months	Six Months		Three Months	Six Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate derivatives	$2	$2	Interest expense	$(1)	$(2)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Six Months
Gas contracts	Energy purchases	$—	$(5)
	Total	$—	$(5)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Six Months
Interest rate derivatives	Regulatory assets - noncurrent	$(1)	$(2)
Gas contracts	Regulatory liabilities - current	(12)	6
	Regulatory assets - noncurrent	(1)	—
	Total	$(14)	$4

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended June 30, 2024.

	Three Months	Six Months		Three Months	Six Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate derivatives	$—	$—	Interest expense	$(1)	$(2)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Six Months
Gas contracts	Energy purchases	$(9)	$(25)
	Total	$(9)	$(25)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Six Months
Interest rate derivatives	Regulatory assets - noncurrent	$1	$2
Gas contracts	Regulatory assets - current	11	33
	Regulatory assets - noncurrent	2	6
	Total	$14	$41

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended June 30, 2025.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months	Six Months
	Interest Expense	Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$199	$389
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate derivatives:
Amount of gain (loss) reclassified from AOCI to income	(1)	(2)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended June 30, 2024.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months	Six Months
	Interest Expense	Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$182	$361
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate derivatives:
Amount of gain (loss) reclassified from AOCI to income	(1)	(2)

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	June 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Noncurrent:
Price Risk Management Assets/Liabilities:
Interest rate derivatives	$—	$5	$—	$3
Total noncurrent	—	5	—	3
Total derivatives	$—	$5	$—	$3

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended June 30, 2025.

Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Six Months
Interest rate derivatives	Interest expense	$—	$—
Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Six Months
Interest rate derivatives	Regulatory assets - noncurrent	$(1)	$(2)

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended June 30, 2024.

Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Six Months
Interest rate derivatives	Interest expense	$—	$—
Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Six Months
Interest rate derivatives	Regulatory assets - noncurrent	$1	$2

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
June 30, 2025
Derivatives
PPL	$12	$3	$—	$9	$13	$3	$—	$10
LG&E	—	—	—	—	5	—	—	5

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2024
Derivatives
PPL	$9	$5	$—	$4	$16	$5	$—	$11
LG&E	—	—	—	—	3	—	—	3

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

(PPL)

At June 30, 2025, there were no derivative contracts in a net liability position that contain credit risk-related contingent features. At June 30, 2025, there were no additional collateral requirements in the event of a credit downgrade below investment grade.

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

The changes in the carrying amounts of AROs were as follows.

	PPL	LG&E	KU
Balance at December 31, 2024	$157	$84	$64
Accretion	4	2	2
Obligations settled	(8)	(4)	(4)
Balance at June 30, 2025	$153	$82	$62

16. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended June 30 were as follows.

	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
		Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
March 31, 2025	$10	$4	$(3)	$(195)	$(184)
Amounts arising during the period	1	—	—	(8)	(7)
Reclassifications from AOCI	—	—	—	1	1
Net OCI during the period	1	—	—	(7)	(6)

	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
		Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
June 30, 2025	$11	$4	$(3)	$(202)	$(190)

December 31, 2024	$9	$4	$(3)	$(194)	$(184)
Amounts arising during the period	1	—	—	(8)	(7)
Reclassifications from AOCI	1	—	—	—	1
Net OCI during the period	2	—	—	(8)	(6)
June 30, 2025	$11	$4	$(3)	$(202)	$(190)

March 31, 2024	$7	$4	$(4)	$(168)	$(161)
Amounts arising during the period	—	—	—	2	2
Reclassifications from AOCI	—	—	—	(1)	(1)
Net OCI during the period	—	—	—	1	1
June 30, 2024	$7	$4	$(4)	$(167)	$(160)

December 31, 2023	$6	$3	$(4)	$(168)	$(163)
Amounts arising during the period	—	1	—	2	3
Reclassifications from AOCI	1	—	—	(1)	—
Net OCI during the period	1	1	—	1	3
June 30, 2024	$7	$4	$(4)	$(167)	$(160)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the periods ended June 30.

	Three Months		Six Months		Affected Line Item on the
Details about AOCI	2025	2024	2025	2024	Statements of Income
Qualifying derivatives
Interest rate derivatives	$(1)	$(1)	$(2)	$(2)	Interest Expense
Total Pre-tax	(1)	(1)	(2)	(2)
Income Taxes	1	1	1	1
Total After-tax	—	—	(1)	(1)

Defined benefit plans
Net actuarial loss (a)	(1)	2	—	2
Total Pre-tax	(1)	2	—	2
Income Taxes	—	(1)	—	(1)
Total After-tax	(1)	1	—	1

Total reclassifications during the period	$(1)	$1	$(1)	$—

(a)    These AOCI components are included in the computation of net periodic defined benefit cost. See Note 9 for additional information.

17. New Accounting Guidance Pending Adoption

(All Registrants)

Improvements to Income Tax Disclosures

In December 2023, the FASB issued guidance which requires public business entities to provide additional income tax disclosures, including a disaggregated rate reconciliation as well as information on income taxes paid.

For public business entities, this guidance will be applied on a prospective basis. Retrospective application is permitted. This guidance will be effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance.

Adoption of this guidance will result in including additional required disclosures. The Registrants plan to adopt the standard retrospectively effective for the year ending December 31, 2025.

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

"Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•"Overview" provides a description of each Registrant's business strategy and a discussion of important financial and operational developments.

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2025 with the same periods in 2024. The PPL "Results of Operations" also includes "Segment Earnings," which provides a detailed analysis of earnings by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

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

Segment Information (PPL)

PPL is organized into three reportable segments as depicted in the chart above: Kentucky Regulated, which primarily represents the results of LG&E and KU, Pennsylvania Regulated, which primarily represents the results of PPL Electric, and Rhode Island Regulated, which primarily represents the results of RIE. "Corporate and Other" primarily consists of corporate level financing costs, certain unallocated costs and certain non-recoverable costs incurred in conjunction with the acquisition of RIE.

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

Financial and Operational Developments

Joint Venture Agreement with Blackstone Infrastructure (PPL)

On July 15, 2025, at the Pennsylvania Energy and Innovation Summit, PPL and Blackstone Infrastructure announced the creation of a joint venture to build, own and operate new electricity generation stations to power data centers in Pennsylvania under long-term energy services agreements (ESAs) to address underlying resource adequacy concerns in the PJM Interconnection. Construction of new generation stations will require the successful execution of ESAs with hyperscalers. PPL will own 51% of the joint venture interest and Blackstone Infrastructure will own 49%. The joint venture is actively engaged with hyperscalers, landowners, natural gas pipeline companies and turbine manufacturers, and has secured multiple land parcels to enable this new generation buildout; however, no ESAs with hyperscalers have been signed as of July 31, 2025.

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

On October 4, 2024, LG&E submitted an application related to the retirement of Mill Creek Unit 1, which occurred on December 31, 2024, requesting recovery of associated costs under the RAR. On February 24, 2025, the KPSC issued an order approving LG&E’s cost recovery for Mill Creek Unit 1 under the RAR and related amounts were included in bills beginning in May 2025. See Note 6 to the Financial Statements for additional information on the Mill Creek Unit 1 RAR.

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

On July 29, 2025, LG&E and KU filed with the KPSC a stipulation and recommendation regarding a proposed resolution of issues with several of the intervenors in the CPCN proceeding. The stipulation recommends to the KPSC the approval of the large majority of LG&E’s and KU’s requested generation-related projects and associated accounting matters, subject to certain changes. Under the stipulation, the parties agree the KPSC should issue an order granting a CPCN for: (a) a 645 MW NGCC generation unit at KU’s E.W. Brown station; (b) a 645 MW NGCC at LG&E’s Mill Creek station; and (c) a SCR environmental facility at KU’s Ghent station Unit 2. In addition, the proposal to build the $775 million Cane Run BESS would be withdrawn without prejudice, the relevant costs regarding the proposed $1.4 billion Mill Creek NGCC would be recovered through a new rate tracker mechanism, and the retirement date for the existing Mill Creek Unit 2 would be extended from 2027 to the operational date of the proposed Mill Creek NGCC or afterwards, subject to relevant future economic analysis, regulatory or environmental authorizations. The stipulation also contains provisions relating to regulatory asset accounting, proposed data center tariffs, future renewable power requests-for-proposals and other matters. LG&E and KU would retain the right to seek approval of the potentially withdrawn Cane Run BESS or similar substitute project in future regulatory proceedings.

A hearing in the matter has been scheduled to begin on August 4, 2025. LG&E and KU anticipate a ruling from the KPSC during the fourth quarter of 2025. PPL, LG&E and KU cannot predict the outcome of the proceedings.

2025 Kentucky Rate Case Proceedings

On May 30, 2025, LG&E and KU filed requests with the KPSC for an increase in annual electricity and gas revenues of approximately $391 million ($105 million and $226 million in electricity revenues at LG&E and KU and $60 million in gas revenues at LG&E) and approval of certain regulatory and accounting treatments. The revenue increases would be an increase of 8.3% and 11.5% in electricity revenues at LG&E and KU, and an increase of 14.0% in gas revenues at LG&E.

The applications are based on a forecasted test year of January 1, 2026 through December 31, 2026 and request an authorized return on equity of 10.95%. Subject to KPSC approval, the requested rates are expected to become effective on January 1, 2026. Certain counterparties have intervened in the proceedings. Data discovery and the filing of written testimony will continue through the third quarter of 2025 and a hearing in the matter has been scheduled for November 3, 2025. A ruling from the KPSC is expected during the fourth quarter of 2025. PPL, LG&E and KU cannot predict the outcome of these proceedings.

In addition, pursuant to prior orders of the KPSC, LG&E and KU included an assessment of a potential legal merger of LG&E and KU and concluded a legal merger may be appropriate. LG&E and KU have requested the KPSC to determine whether LG&E and KU have requested a reasonable plan for merger. If the KPSC determines that a legal merger is appropriate, approval for a merger would be required from the KPSC, VSCC and FERC. There is no assurance that LG&E and KU would receive regulatory approval for a potential merger.

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

(PPL)

FY 2026 Gas ISR Plan

On December 31, 2024, RIE filed its FY 2026 Gas ISR Plan with the RIPUC with a budget that included $187 million of capital investment spend and up to $15 million of additional contingency plan spend in connection with the PHMSA's potential enactment of regulations during FY 2026 that, if enacted, would significantly alter RIE's leak detection and repair obligations under federal regulations. The plan also included proposed spending on curb-to-curb paving of $22 million. On March 28, 2025, the RIPUC approved a FY 2026 Gas ISR Plan of $165 million of which $147 million is for capital investment spend and $18 million is spend for paving costs as operations and maintenance (O&M), plus a potential additional $15 million is available if the above-mentioned regulations are implemented by the PHMSA. On March 31, 2025, the RIPUC approved RIE's compliance filing for rates effective April 1, 2025.

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

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2025 with the same periods in 2024. The "Segment Earnings" discussion provides a review of results by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

(PPL Electric, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2025 with the same periods in 2024.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis and Segment Earnings

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2025	2024	$ Change	2025	2024	$ Change
Operating Revenues	$2,025	$1,881	$144	$4,529	$4,185	$344

Operating Expenses
Operation
Fuel	192	181	11	426	390	36
Energy purchases	388	275	113	947	795	152
Other operation and maintenance	614	623	(9)	1,212	1,249	(37)
Depreciation	324	319	5	646	635	11
Taxes, other than income	101	93	8	214	181	33
Total Operating Expenses	1,619	1,491	128	3,445	3,250	195
Operating Income	406	390	16	1,084	935	149
Other Income (Expense) - net	23	32	(9)	51	54	(3)
Interest Expense	199	182	17	389	361	28
Income Before Income Taxes	230	240	(10)	746	628	118
Income Taxes	47	50	(3)	149	131	18
Net Income	$183	$190	$(7)	$597	$497	$100

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
PPL Electric distribution volumes (a)	$(4)	$18
PPL Electric PLR (b)	18	36
PPL Electric transmission formula rate (c)	2	17
LG&E volumes (a)	(3)	7
LG&E fuel and other energy purchases (d)	12	24
LG&E off-system sales (e)	3	11
KU volumes (a)	(1)	17
KU fuel and other energy purchases (f)	1	13
KU off-system sales (e)	5	14
RIE energy purchases and other recoveries (g)	59	93
RIE net metering presentation (h)	53	85
RIE net metering	1	11
RIE capital investments	6	15
Other	(8)	(17)
Total	$144	$344

(a)The increases for the six months ended June 30, 2025 were primarily due to weather, along with other higher usage at PPL Electric.
(b)The increase for the three months ended June 30, 2025 was primarily the result of more PLR customers and higher prices, partially offset by lower customer volumes, due to unfavorable weather and other lower usage. The increase for the six months ended June 30, 2025 was primarily due to higher customer volumes, due to favorable weather and other higher usage, and more PLR customers, partially offset by lower prices.
(c)The increase for the six months ended June 30, 2025 was primarily due to returns on additional transmission capital investments.
(d)The increase for the three months ended June 30, 2025 was primarily due to higher recoveries of energy purchases. The increase for the six months ended June 30, 2025 was primarily due to higher recoveries of energy purchases, partially offset by lower revenues from affiliates due to timing of plant outages and retirements.
(e)The increases were primarily due to higher volumes.
(f)The increase for the six months ended June 30, 2025 was primarily due to higher recoveries of fuel expenses.
(g)The increases were primarily due to higher recoveries of energy purchases, transmission costs, gas maintenance expenses and gross earnings taxes.
(h)In conjunction with the completion of the transition services agreement associated with the RIE acquisition, PPL conformed the presentation of RIE’s net metering charges beginning in the fourth quarter of 2024 with the presentation of the other operating companies, resulting in an increase in Operating Revenues and a corresponding increase in Energy purchases. See Note 3 to the Financial Statements for additional information.

Fuel

Fuel increased $11 million for the three months ended June 30, 2025 compared with 2024, primarily due to an increase in commodity costs.

Fuel increased $36 million for the six months ended June 30, 2025 compared with 2024, primarily due to a $27 million increase in volumes due to weather and an $18 million increase in commodity costs, partially offset by a $9 million decrease in generation volumes related to the retirement of Mill Creek Unit 1.

Energy Purchases

The increase (decrease) in energy purchases was due to:

	Three Months	Six Months
PPL Electric PLR volumes	$2	$27
PPL Electric PLR prices	6	(9)
PPL Electric alternative energy credit volumes	2	10
LG&E volumes	—	15
LG&E commodity costs	8	10
RIE commodity costs	29	(6)
RIE net metering presentation (a)	53	85
RIE net metering	1	11
RIE borderline sales	7	7
Other	5	2
Total	$113	$152

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

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Six Months
RIE gas maintenance expenses	$6	$21
RIE transmission expenses	18	42
IT costs (a)	30	52
Transition costs associated with RIE (b)	(66)	(131)
Other	3	(21)
Total	$(9)	$(37)

(a)Primarily costs associated with PPL’s restructuring and rebuilding of its IT infrastructure, organization and systems.
(b)See Note 8 to the Financial Statements for additional information.

Taxes, Other Than Income

The increase (decrease) in taxes, other than income was due to:

	Three Months	Six Months
State gross earnings and gross receipts tax (a)	$8	$34
Property tax expense	—	(1)
Total	$8	$33

(a)The increase for the six months ended June 30, 2025 was primarily due to the RIE Gross Earnings Tax Holiday Credit that took place in 2024.

Other Income (Expense) - net

The increase (decrease) in other income (expense) was due to:

	Three Months	Six Months
Defined benefit plans - non-service credits (Note 9)	$(8)	$(8)
Interest income	(4)	(7)
AFUDC - equity component	8	14
Other	(5)	(2)
Total	$(9)	$(3)

Interest Expense

The increase (decrease) in interest expense was due to:

	Three Months	Six Months
Long-term debt (a)	$8	$24
Short-term debt	4	1
Other	5	3
Total	$17	$28

(a)    The increases were primarily due to increased borrowings.

Income Taxes

The increase (decrease) in income taxes was due to:

	Three Months	Six Months
Change in pre-tax income	$(5)	$25
Utility rate-making tax adjustments (a)	—	(4)
Other	2	(3)
Total	$(3)	$18

(a)    Primarily consists of tax impacts of AFUDC equity and related depreciation across PPL's regulated utility subsidiaries and flow through tax impacts of Pennsylvania utility ratemaking. Flow through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

See Note 5 to the Financial Statements for additional information on income taxes.

Segment Earnings

PPL's Net Income (Loss) by reportable segment for the periods ended June 30 were as follows:

	Three Months			Six Months
	2025	2024	$ Change	2025	2024	$ Change
Kentucky Regulated	$126	$134	$(8)	$349	$324	$25
Pennsylvania Regulated	139	150	(11)	323	299	24
Rhode Island Regulated	(17)	12	(29)	53	76	(23)
Corporate and Other (a)	(65)	(106)	41	(128)	(202)	74
Net Income (Loss)	$183	$190	$(7)	$597	$497	$100

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

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended June 30 were as follows:

	Three Months			Six Months
	2025	2024	$ Change	2025	2024	$ Change
Kentucky Regulated	$132	$134	$(2)	$357	$325	$32
Pennsylvania Regulated	140	155	(15)	325	316	9
Rhode Island Regulated	8	28	(20)	80	106	(26)
Corporate and Other	(40)	(35)	(5)	(78)	(63)	(15)
Earnings from Ongoing Operations	$240	$282	$(42)	$684	$684	$—

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

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results:

	Three Months			Six Months
	2025	2024	$ Change	2025	2024	$ Change
Operating Revenues	$837	$819	$18	$1,896	$1,803	$93
Fuel	192	181	11	426	390	36
Energy purchases	30	22	8	126	99	27
Other operation and maintenance	200	195	5	400	397	3
Depreciation	179	177	2	355	353	2
Taxes, other than income	26	24	2	51	49	2
Total Operating Expenses	627	599	28	1,358	1,288	70
Other Income (Expense) - net	10	9	1	18	12	6
Interest Expense	62	61	1	122	121	1
Income Taxes	32	34	(2)	85	82	3
Net Income	126	134	(8)	349	324	25
Less: Special Items	(6)	—	(6)	(8)	(1)	(7)
Earnings from Ongoing Operations	$132	$134	$(2)	$357	$325	$32

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2025	2024	2025	2024
Strategic corporate initiatives, net of tax of $0 (a)	Other operation and maintenance	$—	$—	$—	$(1)
IT transformation, net of tax of $2, $2 (b)	Other operation and maintenance	(5)	—	(6)	—
Office relocation and related costs, net of tax of $0, $0 (c)	Other operation and maintenance	(1)	—	(2)	—
Total Special Items		$(6)	$—	$(8)	$(1)

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

	Three Months	Six Months
Operating Revenues	$18	$93
Fuel	(11)	(36)
Energy purchases	(8)	(27)
Other operation and maintenance	2	6
Depreciation	(2)	(2)
Taxes, other than income	(2)	(2)
Other Income (Expense) - net	1	6
Interest Expense	(1)	(1)
Income Taxes	1	(5)
Earnings from Ongoing Operations	(2)	32
Special Items, after-tax	(6)	(7)
Net Income	$(8)	$25

•Higher operating revenues for the three month period primarily due to an increase in recoveries of fuel and energy purchases.

•Higher operating revenues for the six month period primarily due to a $47 million increase in recoveries of fuel and energy purchases, a $24 million increase in sales volumes due to weather, and a $20 million increase in off-system sales.

•Higher fuel expense for the three month period primarily due to an increase in commodity costs.

•Higher fuel expense for the six month period primarily due to a $27 million increase in volumes due to weather and higher off-system sales and an $18 million increase in commodity costs, partially offset by a $9 million decrease in generation volumes related to the retirement of Mill Creek Unit 1.

•Higher energy purchases for the three month period primarily due to an increase in commodity costs.

•Higher energy purchases for the six month period primarily due to a $15 million increase in volumes primarily due to weather and a $12 million increase in commodity costs.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment consists of the regulated electricity transmission and distribution operations of PPL Electric.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results:

	Three Months			Six Months
	2025	2024	$ Change	2025	2024	$ Change
Operating Revenues	$693	$673	$20	$1,512	$1,443	$69
Energy purchases	169	153	16	398	367	31
Other operation and maintenance	159	154	5	321	335	(14)
Depreciation	100	100	—	202	199	3
Taxes, other than income	32	30	2	73	66	7
Total Operating Expenses	460	437	23	994	967	27
Other Income (Expense) - net	11	11	—	22	20	2
Interest Income from Affiliate	—	10	(10)	2	20	(18)
Interest Expense	62	61	1	122	123	(1)
Income Taxes	43	46	(3)	97	94	3
Net Income	139	150	(11)	323	299	24
Less: Special Items	(1)	(5)	4	(2)	(17)	15
Earnings from Ongoing Operations	$140	$155	$(15)	$325	$316	$9

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2025	2024	2025	2024
PPL Electric billing issue, net of tax of $1, $5 (a)	Other operation and maintenance	$—	$(2)	$—	$(13)
Strategic corporate initiatives, net of tax of $1, $1 (b)	Other operation and maintenance	—	(3)	—	(4)
Office relocation and related costs, net of tax of $0, $0 (c)	Other operation and maintenance	(1)	—	(2)	—
Total Special Items		$(1)	$(5)	$(2)	$(17)

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

	Three Months	Six Months
Operating Revenues	$20	$69
Energy purchases	(16)	(31)
Other operation and maintenance	(11)	(7)
Depreciation	—	(3)
Taxes, other than income	(3)	(8)
Other Income (Expense) - net	—	2
Interest Income from Affiliate	(10)	(18)
Interest Expense	—	2
Income Taxes	5	3
Earnings from Ongoing Operations	(15)	9
Special Items, after-tax	4	15
Net Income	$(11)	$24

•Higher operating revenues for the three month period primarily due to an increase in PLR.

•Higher operating revenues for the six month period primarily due to an $18 million increase in distribution volumes primarily due to weather, a $36 million increase in PLR and a $17 million increase in transmission formula rate returns.

•Higher energy purchases for the three month period primarily due to higher PLR prices of $6 million, higher PLR volumes of $2 million and higher alternative energy credit volumes of $2 million.

•Higher energy purchases for the six month period primarily due to higher PLR volumes of $27 million and higher alternative energy credit volumes of $10 million, partially offset by lower PLR prices of $9 million.

•Higher other operation and maintenance for the three month period primarily due to an increase in bad debt expenses.

•Lower interest income from affiliate for the three and six month periods primarily due to repayment on a short-term note receivable with an affiliated company.

Rhode Island Regulated Segment

The Rhode Island Regulated segment consists of the regulated electricity transmission and distribution and natural gas distribution operations of RIE.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results:

	Three Months			Six Months
	2025	2024	$ Change	2025	2024	$ Change
Operating Revenues	$494	$389	$105	$1,120	$938	$182
Energy purchases	190	100	90	425	329	96
Other operation and maintenance	214	180	34	414	336	78
Depreciation	44	40	4	86	81	5
Taxes, other than income	42	39	3	89	66	23
Total Operating Expenses	490	359	131	1,014	812	202
Other Income (Expense) - net	(4)	6	(10)	3	13	(10)
Interest Income from Affiliate	1	—	1	3	—	3
Interest Expense	27	23	4	50	47	3
Income Taxes	(9)	1	(10)	9	16	(7)
Net Income	(17)	12	(29)	53	76	(23)
Less: Special Items	(25)	(16)	(9)	(27)	(30)	3
Earnings from Ongoing Operations	$8	$28	$(20)	$80	$106	$(26)

The following after-tax gains (losses), which management considers special items, impacted the Rhode Island Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2025	2024	2025	2024
Acquisition integration, net of tax of $0, $4, ($2), $8 (a)	Other operation and maintenance	$—	$(16)	$7	$(30)
IT transformation, net of tax of $1, $1 (b)	Other operation and maintenance	(3)	—	(4)	—
Energy efficiency programs settlement, net of tax of $2 (c)	Other Income (Expense) - net	—	—	(6)	—
Energy efficiency programs settlement (c)	Income Taxes	2	—	—	—
Post TSA adjustments, net of tax of $4, $4 (d)	Operating Revenues	(16)	—	(16)	—
Post TSA adjustments, net of tax of $1, $1 (d)	Other operation and maintenance	(3)	—	(3)	—
Post TSA adjustments, net of tax of $2, $2 (d)	Other Income (Expense) - net	(5)	—	(5)	—
Total Special Items		$(25)	$(16)	$(27)	$(30)

(a)2025 costs are related to distributed generation projects that PPL will not seek regulatory recovery of. 2024 primarily includes certain transition services agreement costs for IT systems that will not be part of PPL's ongoing operations.
(b)Costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems.
(c)See Note 10 to the Financial Statements for additional information.
(d)Adjustments related to account reconciliations and process alignment subsequent to the end of the transition services agreement associated with the acquisition of RIE.

The changes in the components of the Rhode Island Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

	Three Months	Six Months
Operating Revenues	$125	$202
Energy purchases	(90)	(96)
Other operation and maintenance	(48)	(109)
Depreciation	(4)	(5)
Taxes, other than income	(3)	(23)
Other Income (Expense) - net	(3)	(4)
Interest Income from Affiliate	1	3
Interest Expense	(4)	(3)
Income Taxes	6	9
Earnings from Ongoing Operations	(20)	(26)
Special Items, after-tax	(9)	3
Net Income	$(29)	$(23)

•Higher operating revenues for the three month period primarily due to a $53 million increase related to the effects of conforming the presentation of RIE's net metering charges to that of PPL's other operating utilities beginning in the fourth quarter of 2024, a $59 million increase in recovery of energy purchases, transmission expenses, gross earnings taxes and gas maintenance expenses, and a $6 million increase related to capital investments.

•Higher operating revenues for the six month period primarily due to an $85 million increase related to the effects of conforming the presentation of RIE's net metering charges to that of PPL's other operating utilities beginning in the fourth quarter of 2024, a $93 million increase in recovery of energy purchases, transmission expenses, gross earnings taxes and gas maintenance expenses, a $15 million increase related to capital investments and an $11 million increase in net metering.

•Higher energy purchases for the three month period primarily due to a $53 million increase due to the effects of conforming the presentation of RIE's net metering charges to that of PPL's other operating utilities beginning in the fourth quarter of 2024, a $29 million increase in commodity costs and a $7 million increase related to borderline sales.

•Higher energy purchases for the six month period primarily due to an $85 million increase due to the effects of conforming the presentation of RIE's net metering charges to that of PPL's other operating utilities beginning in the fourth quarter of 2024, an $11 million increase in net metering and a $7 million increase related to borderline sales, partially offset by a $6 million decrease in commodity costs.

•Higher operation and maintenance expense for the three month period primarily due to an $18 million increase in transmission expenses, an $8 million increase in IT costs, a $6 million increase in gas maintenance expenses, a $6 million increase in bad debt expenses and a $10 million increase of other items that were not individually significant.

•Higher operation and maintenance expense for the six month period primarily due to a $42 million increase in transmission expenses, a $21 million increase in gas maintenance expenses, a $12 million increase in bad debt expenses, a $16 million increase in IT costs and an $18 million increase of other items that were not individually significant.

•Higher depreciation for the three and six month periods primarily due to an increase in PP&E additions, net of retirements.

•Higher taxes, other than income for the three and six month periods primarily due to an increase in gross earnings taxes.

•Lower other income (expense) - net for the three month period primarily due to lower interest income.

•Higher interest expense for the three month period primarily due to increased borrowings.

•Lower income taxes for the three and six month periods primarily due to lower pre-tax income.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended June 30.

	2025 Three Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$126	$139	$(17)	$(65)	$183
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of ($1) (a)	—	—	—	4	4
Acquisition integration, net of tax of $4 (b)	—	—	—	(13)	(13)
IT transformation, net of tax of $2, $1, $4 (c)	(5)	—	(3)	(16)	(24)
Energy efficiency programs settlement (d)	—	—	2	—	2
Office relocation and related costs, net of tax of $0, $0 (e)	(1)	(1)	—	—	(2)
Post TSA adjustments, net of tax of $7 (f)	—	—	(24)	—	(24)
Total Special Items	(6)	(1)	(25)	(25)	(57)
Earnings from Ongoing Operations	$132	$140	$8	$(40)	$240

(a)PPL incurred legal expenses and received insurance reimbursement related to litigation associated with its former affiliate, Talen Montana, LLC and certain affiliated entities.
(b)Primarily includes integration and related costs associated with the acquisition of RIE.
(c)Costs associated with PPL’s restructuring and rebuilding of its IT infrastructure, organization and systems.
(d)See Note 10 to the Financial Statements for additional information.
(e)Certain costs related to the relocation of corporate offices.
(f)Adjustments related to account reconciliations and process alignment subsequent to the end of the transition services agreement associated with the acquisition of RIE.

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
(c)Certain expenses related to billing issues.

	2025 Six Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$349	$323	$53	$(128)	$597
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of $1 (a)	—	—	—	3	3
Acquisition integration, net of tax of ($2), $7 (b)	—	—	7	(27)	(20)
IT transformation, net of tax of $2, $1, $7 (c)	(6)	—	(4)	(26)	(36)
Energy efficiency programs settlement, net of tax of $2 (d)	—	—	(6)	—	(6)
Office relocation and related costs, net of tax of $0, $0 (e)	(2)	(2)	—	—	(4)
Post TSA adjustments, net of tax of $7 (f)	—	—	(24)	—	(24)
Total Special Items	(8)	(2)	(27)	(50)	(87)
Earnings from Ongoing Operations	$357	$325	$80	$(78)	$684

(a)PPL incurred legal expenses and received insurance reimbursement related to litigation associated with its former affiliate, Talen Montana, LLC and certain affiliated entities.
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
(f)Adjustments related to account reconciliations and process alignment subsequent to the end of the transition services agreement associated with the acquisition of RIE.

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
(c)Certain expenses related to billing issues.

PPL Electric: Statement of Income Analysis

Net income for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2025	2024	$ Change	2025	2024	$ Change
Operating Revenues	$693	$673	$20	$1,512	$1,443	$69
Operating Expenses
Operation
Energy purchases	169	153	16	398	367	31
Other operation and maintenance	159	154	5	321	335	(14)
Depreciation	100	100	—	202	199	3
Taxes, other than income	32	30	2	73	66	7
Total Operating Expenses	460	437	23	994	967	27
Operating Income	233	236	(3)	518	476	42
Other Income (Expense) - net	11	11	—	22	20	2
Interest Income from Affiliate	—	10	(10)	2	20	(18)
Interest Expense	62	61	1	122	123	(1)
Income Before Income Taxes	182	196	(14)	420	393	27
Income Taxes	43	46	(3)	97	94	3
Net Income	$139	$150	$(11)	$323	$299	$24

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
Distribution price	$4	$(2)
Distribution volume (a)	(4)	18
PLR (b)	18	36
Transmission formula rate (c)	2	17
Total	$20	$69

(a)The increase for the six months ended June 30, 2025 was primarily due to weather, along with other higher usage.
(b)The increase for the three months ended June 30, 2025 was primarily the result of more PLR customers and higher prices, partially offset by lower customer volumes, due to unfavorable weather and other lower usage. The increase for the six months ended June 30, 2025 was primarily due to higher customer volumes, due to favorable weather and other higher usage, and more PLR customers, partially offset by lower prices.
(c)The increase for the six months ended June 30, 2025 was primarily due to returns on additional transmission capital investments.

Energy Purchases

Energy purchases increased $16 million for the three months ended June 30, 2025 compared with 2024, primarily due to higher PLR prices of $6 million, higher PLR volumes of $2 million and higher alternative energy credit volumes of $2 million.

Energy purchases increased $31 million for the six months ended June 30, 2025 compared with 2024, primarily due to higher PLR volumes of $27 million and higher alternative energy credit volumes of $10 million, partially offset by lower PLR prices of $9 million.

Interest Income from Affiliate

Interest Income from Affiliate decreased $10 million and $18 million for the three and six months ended June 30, 2025 compared with 2024, primarily due to repayment on a short-term note receivable with an affiliated company.

LG&E: Statement of Income Analysis

Net income for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2025	2024	$ Change	2025	2024	$ Change
Operating Revenues
Retail and wholesale	$373	$363	$10	$873	$823	$50
Electric revenue from affiliate	5	3	2	10	19	(9)
Total Operating Revenues	378	366	12	883	842	41
Operating Expenses
Operation
Fuel	75	67	8	157	153	4
Energy purchases	23	15	8	111	86	25
Energy purchases from affiliate	7	7	—	12	8	4
Other operation and maintenance	91	87	4	180	175	5
Depreciation	77	77	—	151	153	(2)
Taxes, other than income	13	12	1	26	25	1
Total Operating Expenses	286	265	21	637	600	37
Operating Income	92	101	(9)	246	242	4
Other Income (Expense) - net	5	4	1	8	6	2
Interest Expense	27	26	1	53	52	1
Income Before Income Taxes	70	79	(9)	201	196	5
Income Taxes	14	17	(3)	40	41	(1)
Net Income	$56	$62	$(6)	$161	$155	$6
Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
Fuel and other energy purchases (a)	$12	$24
Volumes (b)	(3)	7
Off-system sales (c)	3	11
Other	—	(1)
Total	$12	$41

(a)The increase for the three months ended June 30, 2025 was primarily due to higher recoveries of energy purchases. The increase for the six months ended June 30, 2025 was primarily due to higher recoveries of energy purchases, partially offset by lower revenues from affiliates due to timing of plant outages and retirements.
(b)The increase for the six months ended June 30, 2025 was primarily due to weather.
(c)The increases were primarily due to higher volumes.

Fuel

Fuel expense increased $8 million for the three months ended June 30, 2025 compared with 2024, primarily due to an increase in commodity costs.

Fuel expense increased $4 million for the six months ended June 30, 2025 compared with 2024, primarily due to a $13 million increase in commodity costs, partially offset by a $9 million decrease in generation volumes related to the retirement of Mill Creek Unit 1.

Energy Purchases

Energy purchases increased $8 million for the three months ended June 30, 2025 compared with 2024, primarily due to an increase in commodity costs.

Energy purchases increased $25 million for the six months ended June 30, 2025 compared with 2024, primarily due to a $15 million increase in volumes due to weather and a $10 million increase in commodity costs.

Other Operation and Maintenance

Other operation and maintenance increased $4 million for the three months ended June 30, 2025 compared with 2024, primarily due to higher IT costs.

Income Taxes

Income taxes decreased $3 million for the three months ended June 30, 2025 compared with 2024, primarily due to a decrease in pre-tax income.

KU: Statement of Income Analysis

Net income for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2025	2024	$ Change	2025	2024	$ Change
Operating Revenues
Retail and wholesale	$465	$457	$8	$1,024	$981	$43
Electric revenue from affiliate	7	7	—	12	8	4
Total Operating Revenues	472	464	8	1,036	989	47
Operating Expenses
Operation
Fuel	117	115	2	269	238	31
Energy purchases	7	6	1	14	12	2
Energy purchases from affiliate	5	3	2	10	19	(9)
Other operation and maintenance	102	101	1	202	203	(1)
Depreciation	101	101	—	203	200	3
Taxes, other than income	13	12	1	25	24	1
Total Operating Expenses	345	338	7	723	696	27
Operating Income	127	126	1	313	293	20
Other Income (Expense) - net	5	4	1	10	6	4
Interest Expense	35	33	2	70	67	3
Interest Expense with Affiliate	—	1	(1)	—	1	(1)
Income Before Income Taxes	97	96	1	253	231	22
Income Taxes	19	19	—	50	46	4
Net Income	$78	$77	$1	$203	$185	$18

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
Fuel and other energy purchases (a)	$1	$13
Volumes (b)	(1)	17
Off-system sales (c)	5	14
Other	3	3
Total	$8	$47

(a)The increase for the six months ended June 30, 2025 was primarily due to higher recoveries of fuel expenses.
(b)The increase for the six months ended June 30, 2025 was primarily due to weather.
(c)The increases were primarily due to higher volumes.

Fuel

Fuel expense increased $2 million for the three months ended June 30, 2025 compared with 2024, primarily due to a $4 million increase in commodity costs.

Fuel expense increased $31 million for the six months ended June 30, 2025 compared with 2024, primarily due to an increase in volumes due to weather and higher off-system sales.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information for each of the Registrants as applicable.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL	PPL Electric	LG&E	KU
June 30, 2025
Cash and cash equivalents	$294	$15	$10	$11
Short-term debt	1,286	384	158	275
Long-term debt due within one year	1,219	—	300	268
Notes payable to affiliates		—	—	46

December 31, 2024
Cash and cash equivalents	$306	$24	$8	$13
Short-term debt	303	—	25	140
Long-term debt due within one year	551	—	300	250
Notes payable to affiliates		—	43	73

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the six month periods ended June 30, and the changes between periods, were as follows.

	PPL	PPL Electric	LG&E	KU
2025
Operating activities	$1,115	$382	$279	$351
Investing activities	(1,713)	(467)	(306)	(391)
Financing activities	577	76	24	33
2024
Operating activities	$1,048	$353	$273	$352
Investing activities	(1,261)	(1,020)	(207)	(296)
Financing activities	155	629	(82)	(63)
Change - Cash Provided (Used)
Operating activities	$67	$29	$6	$(1)
Investing activities	(452)	553	(99)	(95)
Financing activities	422	(553)	106	96

Operating Activities

The components of the change in cash provided by (used in) operating activities for the six months ended June 30, 2025 compared with 2024 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Net income	$100	$24	$6	$18
Non-cash components	1	(13)	(1)	13
Working capital	(26)	26	34	(22)
Other operating activities	(8)	(8)	(33)	(10)
Total	$67	$29	$6	$(1)

(PPL)

PPL's cash provided by operating activities in 2025 increased $67 million compared with 2024.
•Net income increased $100 million between the periods and included an increase in non-cash components of $1 million.

•The $26 million decrease in cash from changes in working capital was primarily due to an increase in accounts receivable (primarily due to timing of payments) and a decrease in accrued interest (primarily due to timing of payments), partially offset by increases in taxes payable (primarily due to timing of payments), a decrease in net regulatory assets (primarily due to the timing of rate recovery mechanisms) and a decrease in prepayments (primarily due to the timing of payments).

•The $8 million decrease in cash provided by other operating activities was driven primarily by an increase in other assets (primarily related to preliminary survey costs for new generation projects).

(PPL Electric)

PPL Electric's cash provided by operating activities in 2025 increased $29 million compared with 2024.
•Net income increased $24 million between the periods and included a decrease in non-cash components of $13 million. The decrease in non-cash components was primarily due to a decrease in deferred income taxes and investment tax credits.

•The $26 million increase in cash from changes in working capital was primarily due to increases in taxes payable (primarily due to timing of payments), a decrease in net regulatory assets (primarily due to the timing of rate recovery mechanisms) and a decrease in prepayments (primarily due to the timing of payments), partially offset by an increase in accounts receivable and a decrease in accounts payable (primarily due to the timing of payments).

•The $8 million decrease in cash provided by other operating activities was driven primarily by an increase in noncurrent regulatory assets (primarily related to an increase in storm costs).

(LG&E)

LG&E's cash provided by operating activities in 2025 increased $6 million compared with 2024.
•Net income increased $6 million between the periods and included a decrease in non-cash components of $1 million.

•The $34 million increase in cash from changes in working capital was primarily due to a decrease in accounts receivable (primarily due to weather) and a decrease in accounts receivable from affiliates (primarily due to timing of payments), partially offset by a decrease in accounts payable (primarily due to timing of payments).

•The $33 million decrease in cash provided by other operating activities was driven by an increase in noncurrent assets (primarily related to preliminary survey costs for new generation projects).

(KU)

KU's cash provided by operating activities in 2025 decreased $1 million compared with 2024.
•Net income increased $18 million between the periods and included an increase in non-cash components of $13 million, primarily due to an increase in deferred income taxes and investment tax credits (primarily due to book versus plant timing differences).

•The $22 million decrease in cash from changes in working capital was primarily due to a decrease in accounts payable to affiliates (primarily due to timing of payments), an increase in fuel, materials and supplies (primarily due to an increase in coal volume) and a decrease in current regulatory liabilities (primarily due to changes in fuel costs), partially offset by a decrease in accounts receivable (primarily due to weather) and an increase in accounts payable (primarily due to timing of payments).

•The $10 million decrease in cash provided by other operating activities was driven by an increase in noncurrent assets (primarily related to higher deferred storm costs recorded as noncurrent regulatory assets).

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities for the six months ended June 30, 2025 compared with 2024 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Expenditures for PP&E	$(457)	$(178)	$(89)	$(95)
Notes receivable from affiliate	—	724	(10)	—
Other investing activities	5	7	—	—
Total	$(452)	$553	$(99)	$(95)

For PPL, the increase in expenditures for PP&E was due to an increase in project expenditures at PPL Electric, RIE, LG&E and KU. The increase in expenditures at PPL Electric was primarily due to increases in transmission and distribution projects. The increase in expenditures at LG&E and KU was primarily due to Mill Creek Unit 5 and the E.W. Brown battery storage project.

For PPL Electric, the change in "Notes receivable from affiliate" activity resulted from payments received of $724 million from an affiliate. See Note 11 to the Financial Statements for further discussion of intercompany borrowings.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the six months ended June 30, 2025 compared with 2024 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$(1,148)	$(649)	$—	$—
Dividends	(25)	(23)	(14)	(11)
Capital contributions/distributions, net	—	(780)	60	20
Change in short-term debt, net	1,586	893	123	128
Net increase (decrease) in notes payable with affiliate	—	—	(62)	(40)
Other financing activities	9	6	(1)	(1)
Total	$422	$(553)	$106	$96

See Note 7 to the Financial Statements in this Form 10-Q for information on 2025 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 8 to the Financial Statements in the Registrants' 2024 Form 10-K for information on 2024 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At June 30, 2025, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (c)	Unused Capacity
PPL Capital Funding Credit Facilities (a)	$1,600	$—	$470	$1,130
PPL Electric Credit Facility	750	—	386	364
LG&E Credit Facility	600	—	158	442
KU Credit Facility	600	—	275	325
Total Credit Facilities (b)	$3,550	$—	$1,289	$2,261

(a)Includes a $1.5 billion syndicated credit facility with a $250 million borrowing sublimit for RIE and a $1.25 billion sublimit for PPL Capital Funding. RIE’s borrowing sublimit is adjustable, at the borrowers’ option, from $0 to $600 million, with the remaining balance of the $1.5 billion available under the facility allocated to PPL Capital Funding. At June 30, 2025, PPL Capital Funding had $470 million of commercial paper outstanding and RIE had no commercial paper outstanding. RIE's obligations under the facility are not guaranteed by PPL.
(b)The commitments under the credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 8%, PPL Electric - 7%, LG&E - 7% and KU - 7%.
(c)Commercial paper issued reflects the undiscounted face value of the issuance.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LG&E and KU)

	Committed Capacity	Borrowed	Commercial Paper Issued	Unused Capacity
LG&E Money Pool (a)	$750	$—	$158	$592
KU Money Pool (a)	650	46	275	329

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

Commercial Paper (All Registrants)

The Registrants, and PPL Capital Funding and RIE, maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the

Balance Sheets, are supported by the respective Registrant's credit facility, with PPL Capital Funding and RIE’s issuances supported by PPL Capital Funding’s syndicated credit facility. The following commercial paper programs were in place at June 30, 2025:

	Capacity (b)	Commercial Paper Issuances (c)	Unused Capacity
PPL Capital Funding (a)	$1,350	$470	$880
RIE (a)	250	—	250
PPL Electric	650	385	265
LG&E	500	158	342
KU	400	275	125
Total PPL	$3,150	$1,288	$1,862

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
(b)On July 14, 2025, the capacity of the commercial paper programs were increased to $1,600 million for PPL Capital Funding, $750 million for PPL Electric, $600 million for LG&E and $600 million for KU, bringing the capacity of each program into alignment with the increased capacity of the supporting syndicated credit facilities for each entity, as amended January 2025.
(c)Commercial paper issued reflects the undiscounted face value of the issuance.

Long-term Debt (All Registrants)

See Note 7 to the Financial Statements for information regarding the Registrants’ long-term debt activities.

(PPL)

Equity Security Activities

ATM Program

In February 2025, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $2 billion of its common stock through an ATM Program, which may utilize an optional forward sales component. Each forward contract under the agreement must be settled within 24 months. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. During the six months ended June 30, 2025, PPL entered into forwards contracts to sell approximately 9.9 million shares of its common stock at a blended initial forward price of approximately $34.77 per share. The forward sale price may be adjusted based on changes in daily interest rates, for certain stock loan fees as determined by a third-party agent, and will be subject to predetermined reductions based on expected dividends. Each outstanding forward contract must be settled on or before December 30, 2025. PPL may elect, at its discretion, to physically settle, net share settle or net cash settle the forward contracts. At June 30, 2025, PPL could have settled the forward sale contracts with physical delivery of approximately 9.9 million shares of common stock for proceeds of approximately $344 million. The forward contracts under the ATM program are classified as equity transactions.

Common Stock Dividends

In May 2025, PPL declared a quarterly common stock dividend, payable July 1, 2025, of 27.25 cents per share. Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

Ratings Triggers

(PPL, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, and interest rate instruments, contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL for derivative contracts in a net liability position at June 30, 2025.

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

The following interest rate hedges were outstanding at June 30, 2025.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL and LG&E
Cash flow hedges
Interest rate derivatives	$85	$2	$(3)	2026
Economic hedges
Interest rate derivatives (c)	$64	$(5)	$(1)	2033

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at June 30, 2025 is shown below.

10% Adverse Movement in Rates on Fair Value of Debt
PPL	$587
PPL Electric	253
LG&E	85
KU	126

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

Modification of Mercury and Air Toxics Standards

In 2012, the EPA issued the Mercury and Air Toxics Standards (MATS) rule requiring reductions in mercury and other hazardous air pollutants from fossil fuel-fired power plants. LG&E and KU installed significant controls to achieve compliance with MATS and other rules. On May 7, 2024, the EPA issued a final rule increasing the stringency of MATS and further reducing emissions of certain hazardous air pollutants to reflect perceived developments in control technologies. Legal challenges to the rule have been filed in the D.C. Circuit Court. PPL, LG&E, and KU have reviewed the final rule and do not expect significant operational changes or additional controls to be required. On June 17, 2025, the EPA proposed in the Federal Register to repeal the 2024 MATS revisions except for the Particulate Matter Continuous Emission Monitoring System testing criteria. The EPA intends to finalize the rule revisions by the end of the 2025 calendar year.

Greenhouse Gas Standards

On May 9, 2024, the EPA issued a final rule under Section 111 of the Clean Air Act, which establishes performance standards and emissions limits aimed at reducing GHG emissions from certain new, existing, and modified fossil fuel-fired electric generating units (EGUs). In the final rule, the EPA announced it would set performance standards for existing natural gas-fired turbines in a future rule. The standards require phased implementation of carbon mitigation technologies including state-of-the-art efficiency requirements, carbon capture and sequestration, and natural gas co-firing. New natural gas EGUs would be immediately subject to the stricter efficiency standard. Legal challenges to the rule have been filed in the D.C. Circuit Court. PPL, LG&E, and KU are unable to predict the impact of new GHG reduction requirements until completion of a comprehensive review and resolution of related legal and regulatory proceedings. While the impact of new GHG reduction requirements on operations and financial results of operations could potentially be substantial, the cost of complying with such requirements is expected to be subject to rate recovery. On June 17, 2025, the EPA proposed in the Federal Register two options for repeal of the 2024 standard. In the first proposal, the EPA would determine that EGU emissions of greenhouse gases do not pose an endangerment to the health and welfare of the public and repeal the 2024 and 2015 standards for EGUs. Under an alternate proposal, the EPA would repeal the 2024 standards for existing coal, natural-gas and oil-fired steam generating units along with most standards for new combustion turbines. On July 29, 2025, the EPA proposed revocation of the 2009 endangerment finding which provides the basis for regulating GHG emissions. This proposal would leave in place efficiency standards for new combustion turbines. The EPA intends to finalize the rule changes by the end of the 2025 calendar year.

New Accounting Guidance (All Registrants)

There has been no new accounting guidance adopted in 2025. See Note 17 to the Financial Statements for discussion of significant accounting guidance pending adoption as of June 30, 2025.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) have concluded that, as of June 30, 2025, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the second quarter of 2025 see:

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

On May 29, 2025, Mr. John R. Crockett III, President of LG&E and KU Energy LLC, adopted a trading arrangement for the sale of shares of PPL’s common stock (a Rule 10b5-1 Trading Plan) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934. Mr. Crockett’s Rule 10b5-1 Trading Plan, which terminates on the earlier of (i) December 31, 2025 and (ii) the date all trades specified under the plan have been executed or all orders under the plan have expired, provides for the sale of up to 15,791 shares of common stock of PPL, plus dividends on such shares prior to sale, pursuant to the terms of the plan.

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits has heretofore been filed with the SEC and pursuant to Rule 12(b)-23 are incorporated herein by reference. Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2025, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2025, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	July 31, 2025	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	July 31, 2025	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting and Financial Officer)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	July 31, 2025	/s/ Christopher M. Garrett
Christopher M. Garrett Vice President-Finance and Accounting
(Principal Accounting and Financial Officer)