Form 10-Q
period 2025-09-30
PPL Corp; PPL ELECTRIC UTILITIES CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2025-11-05
CIK 922224, 317187, 55387, 60549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2025
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

PPL Corporation    Common stock, $0.01 par value, 739,739,177 shares outstanding at October 31, 2025.
PPL Electric Utilities Corporation    Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Energy Holdings LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at October 31, 2025.
Louisville Gas and Electric Company    Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at October 31, 2025.
Kentucky Utilities Company    Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at October 31, 2025.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, other information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

ROE - Return on equity.

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
•the effect of existing tariffs, the establishment of additional tariffs, or subsequent changes to tariffs once announced or implemented, on the cost or availability of imported goods;
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
•the ability to control costs and avoid cost and schedule overruns during the development, construction and operation of significant projects, including generation and battery storage facilities and IT infrastructure;
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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues	$2,239	$2,066	$6,768	$6,251

Operating Expenses
Operation
Fuel	231	207	657	597
Energy purchases	422	338	1,369	1,133
Other operation and maintenance	586	681	1,798	1,930
Depreciation	331	322	977	957
Taxes, other than income	100	90	314	271
Total Operating Expenses	1,670	1,638	5,115	4,888

Operating Income	569	428	1,653	1,363

Other Income (Expense) - net (Note 12)	39	32	90	86

Interest Expense	210	188	599	549

Income Before Income Taxes	398	272	1,144	900

Income Taxes	80	58	229	189

Net Income	$318	$214	$915	$711

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$0.43	$0.29	$1.24	$0.96
Diluted	$0.43	$0.29	$1.23	$0.96

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	739,525	737,773	739,167	737,678
Diluted	744,290	739,965	742,747	739,450

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$318	$214	$915	$711

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Qualifying derivatives, net of tax of $0, $0, $0, $0	—	—	1	—
Equity investees' other comprehensive income (loss), net of tax of $0, $0, $0, $0	—	—	—	1
Defined benefit plans:
Net actuarial gain (loss), net of tax of $1, $1, $4, $0	(3)	(4)	(11)	(2)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of $0, $1, $0, $0	1	2	2	3
Defined benefit plans:
Net actuarial (gain) loss, net of tax of $0, $0, $0, $1	(1)	(1)	(1)	(2)
Total other comprehensive income (loss)	(3)	(3)	(9)	—

Comprehensive income	$315	$211	$906	$711

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$915	$711
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	977	957
Amortization	73	61
Defined benefit plans - income	(44)	(52)
Deferred income taxes and investment tax credits	177	147
Other	(3)	13
Change in current assets and current liabilities
Accounts receivable	(72)	259
Accounts payable	(159)	(236)
Unbilled revenues	130	109
Fuel, materials and supplies	3	(9)
Prepayments	(9)	(75)
Taxes payable	29	(8)
Regulatory assets and liabilities, net	73	(54)
Accrued interest	80	104
Other	(31)	(78)
Other operating activities
Defined benefit plans - funding	(9)	(10)
Other assets	(116)	(66)
Other liabilities	67	56
Net cash provided by operating activities	2,081	1,829
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(2,868)	(1,945)
Other investing activities	8	1
Net cash used in investing activities	(2,860)	(1,944)
Cash Flows from Financing Activities
Issuance of long-term debt	1,895	1,894
Payment of common stock dividends	(593)	(557)
Net increase (decrease) in short-term debt	292	(992)
Other financing activities	(35)	(29)
Net cash provided by financing activities	1,559	316
Net Increase in Cash, Cash Equivalents and Restricted Cash	780	201
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	339	382
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,119	$583
Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$486	$281

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2025	December 31, 2024
Assets

Current Assets
Cash and cash equivalents	$1,102	$306
Accounts receivable (less reserve: 2025, $133; 2024, $147)
Customer	1,002	961
Other	101	76
Unbilled revenues (less reserve: 2025, $3; 2024, $6)	355	485
Fuel, materials and supplies	517	511
Prepayments	145	136
Regulatory assets	312	320
Other current assets	98	85
Total Current Assets	3,632	2,880

Property, Plant and Equipment
Regulated utility plant	41,776	40,391
Less: accumulated depreciation - regulated utility plant	10,182	9,682
Regulated utility plant, net	31,594	30,709
Non-regulated property, plant and equipment	81	79
Less: accumulated depreciation - non-regulated property, plant and equipment	35	29
Non-regulated property, plant and equipment, net	46	50
Construction work in progress	3,513	2,390
Property, Plant and Equipment, net	35,153	33,149

Other Noncurrent Assets
Regulatory assets	2,058	2,060
Goodwill	2,247	2,247
Other intangibles	312	314
Other noncurrent assets (less reserve for accounts receivable: 2025, $2; 2024, $1)	537	419
Total Other Noncurrent Assets	5,154	5,040

Total Assets	$43,939	$41,069

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2025	December 31, 2024
Liabilities and Equity

Current Liabilities
Short-term debt	$595	$303
Long-term debt due within one year	1,455	551
Accounts payable	1,188	1,196
Taxes	132	103
Interest	237	157
Dividends	197	186
Regulatory liabilities	291	223
Other current liabilities	596	614
Total Current Liabilities	4,691	3,333

Long-term Debt	16,936	15,952

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,575	3,356
Investment tax credits	109	111
Accrued pension obligations	284	317
Asset retirement obligations	141	136
Regulatory liabilities	3,322	3,335
Other deferred credits and noncurrent liabilities	468	452
Total Deferred Credits and Other Noncurrent Liabilities	7,899	7,707

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,356	12,346
Treasury stock	(901)	(928)
Earnings reinvested	3,143	2,835
Accumulated other comprehensive loss	(193)	(184)
Total Equity	14,413	14,077

Total Liabilities and Equity	$43,939	$41,069

(a)1,560,000 shares authorized, 770,798 shares issued and 739,545 shares outstanding at September 30, 2025. 1,560,000 shares authorized, 770,215 shares issued and 738,033 shares outstanding at December 31, 2024.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Treasury stock	Earnings reinvested	Accumulated other comprehensive loss	Total
June 30, 2025	739,306	$8	$12,343	$(902)	$3,027	$(190)	$14,286
Common stock issued	197						—
Treasury stock issued	42		6	1			7
Stock-based compensation			7				7
Net income					318		318
Dividends and dividend equivalents (b)					(202)		(202)
Other comprehensive income (loss)						(3)	(3)
September 30, 2025	739,545	$8	$12,356	$(901)	$3,143	$(193)	$14,413

December 31, 2024	738,033	$8	$12,346	$(928)	$2,835	$(184)	$14,077
Common stock issued	583						—
Treasury stock issued	929		13	27			40
Stock-based compensation			(3)				(3)
Net income					915		915
Dividends and dividend equivalents (b)					(607)		(607)
Other comprehensive income (loss)						(9)	(9)
September 30, 2025	739,545	$8	$12,356	$(901)	$3,143	$(193)	$14,413

June 30, 2024	737,762	$8	$12,321	$(930)	$2,826	$(160)	$14,065
Common stock issued	2						—
Treasury stock issued	14			1			1
Stock-based compensation			7				7
Net income					214		214
Dividends and dividend equivalents (b)					(192)		(192)
Other comprehensive income (loss)						(3)	(3)
September 30, 2024	737,778	$8	$12,328	$(929)	$2,848	$(163)	$14,092

December 31, 2023	737,130	$8	$12,326	$(948)	$2,710	$(163)	$13,933
Common stock issued	2						—
Treasury stock issued	646			19			19
Stock-based compensation			2				2
Net income					711		711
Dividends and dividend equivalents (b)					(573)		(573)
September 30, 2024	737,778	$8	$12,328	$(929)	$2,848	$(163)	$14,092

(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock were $0.2725 and $0.8175 for the three and nine months ended September 30, 2025 and $0.2575 and $0.7725 for the three and nine months ended September 30, 2024.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues	$786	$716	$2,298	$2,159

Operating Expenses
Operation
Energy purchases	224	177	622	544
Other operation and maintenance	160	176	481	511
Depreciation	105	101	307	300
Taxes, other than income	38	32	111	98
Total Operating Expenses	527	486	1,521	1,453

Operating Income	259	230	777	706

Other Income (Expense) - net (Note 12)	14	13	36	33

Interest Income from Affiliate	2	7	4	27

Interest Expense	67	61	189	184

Income Before Income Taxes	208	189	628	582

Income Taxes	49	47	146	141

Net Income (a)	$159	$142	$482	$441

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$482	$441
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	307	300
Amortization	34	35
Defined benefit plans - income	(21)	(30)
Deferred income taxes and investment tax credits	63	91
Other	(20)	(9)
Change in current assets and current liabilities
Accounts receivable	(108)	67
Accounts payable	(71)	(63)
Unbilled revenues	43	50
Materials and supplies	(24)	(16)
Prepayments	5	(64)
Regulatory assets and liabilities, net	57	(77)
Taxes payable	(1)	(36)
Accrued interest	23	32
Other	(2)	(4)
Other operating activities
Defined benefit plans - funding	—	(2)
Other assets	(51)	(24)
Other liabilities	3	(2)
Net cash provided by operating activities	719	689

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,082)	(820)
Expenditures for intangible assets	(7)	(6)
Notes receivable from affiliates	(287)	(418)
Other investing activities	14	4
Net cash used in investing activities	(1,362)	(1,240)

Cash Flows from Financing Activities
Issuance of long-term debt	496	649
Contributions from parent	540	685
Return of capital to parent	(100)	—
Payment of common stock dividends to parent	(298)	(283)
Net increase (decrease) in short-term debt	—	(509)
Debt issuance costs	(6)	(7)
Net cash provided by financing activities	632	535

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(11)	(16)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	24	51
Cash, Cash Equivalents and Restricted Cash at End of Period	$13	$35

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$237	$168

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2025	December 31, 2024
Assets

Current Assets
Cash and cash equivalents	$13	$24
Accounts receivable (less reserve: 2025, $34; 2024, $37)
Customer	418	353
Other	45	8
Accounts receivable from affiliates	6	10
Notes receivable from affiliate	509	222
Unbilled revenues (less reserve: 2025, $2; 2024, $3)	116	159
Materials and supplies	132	104
Prepayments	69	74
Regulatory assets	90	133
Other current assets	40	30
Total Current Assets	1,438	1,117

Property, Plant and Equipment
Regulated utility plant	17,100	16,469
Less: accumulated depreciation - regulated utility plant	4,106	4,052
Regulated utility plant, net	12,994	12,417
Construction work in progress	1,184	898
Property, Plant and Equipment, net	14,178	13,315

Other Noncurrent Assets
Regulatory assets	703	673
Intangibles	277	274
Other noncurrent assets (less reserve for accounts receivable: 2025, $2; 2024, $1)	106	96
Total Other Noncurrent Assets	1,086	1,043

Total Assets	$16,702	$15,475

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2025	December 31, 2024
Liabilities and Equity

Current Liabilities
Accounts payable	$529	$565
Accounts payable to affiliates	69	44
Interest	78	55
Regulatory liabilities	71	57
Customer deposits	63	25
Other current liabilities	62	60
Total Current Liabilities	872	806

Long-term Debt	5,707	5,214

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,815	1,726
Regulatory liabilities	827	839
Other deferred credits and noncurrent liabilities	127	160
Total Deferred Credits and Other Noncurrent Liabilities	2,769	2,725

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	5,108	4,668
Earnings reinvested	1,882	1,698
Total Equity	7,354	6,730

Total Liabilities and Equity	$16,702	$15,475

(a)170,000 shares authorized; 66,368 shares issued and outstanding at September 30, 2025 and December 31, 2024.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
June 30, 2025	66,368	$364	$4,568	$1,814	$6,746
Net income				159	159
Capital contributions from parent			540		540
Dividends declared				(91)	(91)
September 30, 2025	66,368	$364	$5,108	$1,882	$7,354

December 31, 2024	66,368	$364	$4,668	$1,698	$6,730
Net income				482	482
Capital contributions from parent			540		540
Return of capital to parent			(100)		(100)
Dividends declared				(298)	(298)
September 30, 2025	66,368	$364	$5,108	$1,882	$7,354

June 30, 2024	66,368	$364	$4,720	$1,614	$6,698
Net income				142	142
Capital contributions from parent			5		5
Dividends declared				(99)	(99)
September 30, 2024	66,368	$364	$4,725	$1,657	$6,746

December 31, 2023	66,368	$364	$4,040	$1,499	$5,903
Net income				441	441
Capital contributions from parent			685		685
Dividends declared				(283)	(283)
September 30, 2024	66,368	$364	$4,725	$1,657	$6,746

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL Energy Holdings.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues
Retail and wholesale	$420	$396	$1,293	$1,219
Electric revenue from affiliate	7	1	17	20
Total Operating Revenues	427	397	1,310	1,239

Operating Expenses
Operation
Fuel	97	75	254	228
Energy purchases	17	19	128	105
Energy purchases from affiliate	6	11	18	19
Other operation and maintenance	91	84	271	259
Depreciation	77	76	228	229
Taxes, other than income	13	13	39	38
Total Operating Expenses	301	278	938	878

Operating Income	126	119	372	361

Other Income (Expense) - net (Note 12)	8	3	16	9

Interest Income from Affiliate	—	1	—	1

Interest Expense	30	26	83	78

Income Before Income Taxes	104	97	305	293

Income Taxes	21	20	61	61

Net Income (a)	$83	$77	$244	$232

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$244	$232
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	228	229
Amortization	17	10
Deferred income taxes and investment tax credits	1	3
Other	(5)	(3)
Change in current assets and current liabilities
Accounts receivable	16	(13)
Accounts receivable from affiliates	9	—
Accounts payable	18	—
Accounts payable to affiliates	6	(3)
Unbilled revenues	17	21
Fuel, materials and supplies	15	(2)
Regulatory assets and liabilities, net	(16)	4
Accrued interest	28	22
Other	(19)	(21)
Other operating activities
Expenditures for asset retirement obligations	(8)	(8)
Other assets	(21)	(12)
Other liabilities	8	(3)
Net cash provided by operating activities	538	456
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(561)	(327)
Net cash used in investing activities	(561)	(327)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable to affiliates	(43)	34
Issuance of long-term debt	700	—
Net increase (decrease) in short-term debt	(25)	—
Payment of common stock dividends to parent	(148)	(138)
Contributions from parent	101	37
Return of capital to parent	(55)	(76)
Debt issuance costs	(8)	—
Net cash provided by (used in) financing activities	522	(143)
Net Increase (Decrease) in Cash and Cash Equivalents	499	(14)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	24	44
Cash, Cash Equivalents, and Restricted Cash at End of Period	$523	$30

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$68	$43

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2025	December 31, 2024
Assets

Current Assets
Cash and cash equivalents	$515	$8
Accounts receivable (less reserve: 2025, $6; 2024, $3)
Customer	124	134
Other	28	23
Unbilled revenues (less reserve: 2025, $0; 2024, $0)	70	87
Accounts receivable from affiliates	31	40
Fuel, materials and supplies	142	157
Prepayments	12	9
Regulatory assets	24	8
Other current assets	9	2
Total Current Assets	955	468

Property, Plant and Equipment
Regulated utility plant	7,950	7,748
Less: accumulated depreciation - regulated utility plant	1,805	1,643
Regulated utility plant, net	6,145	6,105
Construction work in progress	713	443
Property, Plant and Equipment, net	6,858	6,548

Other Noncurrent Assets
Regulatory assets	485	491
Goodwill	389	389
Other intangibles	8	12
Other noncurrent assets	153	84
Total Other Noncurrent Assets	1,035	976

Total Assets	$8,848	$7,992

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2025	December 31, 2024
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$25
Long-term debt due within one year	390	300
Notes payable to affiliates	—	43
Accounts payable	189	158
Accounts payable to affiliates	70	64
Customer deposits	36	36
Taxes	41	40
Regulatory liabilities	14	14
Interest	49	21
Asset retirement obligations	4	11
Other current liabilities	46	50
Total Current Liabilities	839	762

Long-term Debt	2,775	2,171

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	822	803
Investment tax credits	29	30
Price risk management liabilities	5	3
Asset retirement obligations	75	73
Regulatory liabilities	812	815
Other deferred credits and noncurrent liabilities	78	64
Total Deferred Credits and Other Noncurrent Liabilities	1,821	1,788

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	2,028	1,982
Earnings reinvested	961	865
Total Equity	3,413	3,271

Total Liabilities and Equity	$8,848	$7,992

(a)75,000 shares authorized; 21,294 shares issued and outstanding at September 30, 2025 and December 31, 2024.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
June 30, 2025	21,294	$424	$2,028	$915	$3,367
Net income				83	83
Dividends declared				(37)	(37)
September 30, 2025	21,294	$424	$2,028	$961	$3,413

December 31, 2024	21,294	$424	$1,982	$865	$3,271
Net income				244	244
Capital contributions from parent			101		101
Return of capital to parent			(55)		(55)
Dividends declared				(148)	(148)
September 30, 2025	21,294	$424	$2,028	$961	$3,413

June 30, 2024	21,294	$424	$1,979	$813	$3,216
Net income				77	77
Return of capital to parent			(25)		(25)
Dividends declared				(41)	(41)
September 30, 2024	21,294	$424	$1,954	$849	$3,227

December 31, 2023	21,294	$424	$1,993	$755	$3,172
Net income				232	232
Capital contributions from parent			37		37
Return of capital to parent			(76)		(76)
Dividends declared				(138)	(138)
September 30, 2024	21,294	$424	$1,954	$849	$3,227

(a)Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues
Retail and wholesale	$524	$498	$1,548	$1,479
Electric revenue from affiliate	6	11	18	19
Total Operating Revenues	530	509	1,566	1,498

Operating Expenses
Operation
Fuel	135	131	404	369
Energy purchases	6	7	20	19
Energy purchases from affiliate	7	1	17	20
Other operation and maintenance	101	103	303	306
Depreciation	102	102	305	302
Taxes, other than income	13	12	38	36
Total Operating Expenses	364	356	1,087	1,052

Operating Income	166	153	479	446

Other Income (Expense) - net (Note 12)	9	4	19	10

Interest Expense	38	35	108	102

Interest Expense with Affiliate	—	—	—	1

Income Before Income Taxes	137	122	390	353

Income Taxes	28	24	78	70

Net Income (a)	$109	$98	$312	$283

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$312	$283
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	305	302
Amortization	13	14
Defined benefit plans - income	(2)	(8)
Deferred income taxes and investment tax credits	11	(12)
Other	(6)	(2)
Change in current assets and current liabilities
Accounts receivable	3	(25)
Accounts payable	(4)	(3)
Accounts payable to affiliates	19	7
Unbilled revenues	12	9
Fuel, materials and supplies	(3)	19
Regulatory assets and liabilities, net	3	27
Taxes payable	3	7
Accrued interest	37	31
Other	(19)	(8)
Other operating activities
Expenditures for asset retirement obligations	(7)	(7)
Other assets	(28)	(6)
Other liabilities	(2)	(16)
Net cash provided by operating activities	647	612
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(681)	(463)
Net cash used in investing activities	(681)	(463)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable to affiliates	(73)	128
Issuance of long-term debt	700	—
Net decrease in short-term debt	(140)	(93)
Payment of common stock dividends to parent	(179)	(167)
Contributions from parent	91	84
Return of capital to parent	(37)	(103)
Debt issuance costs	(8)	—
Net cash provided by (used in) financing activities	354	(151)
Net Increase (Decrease) in Cash and Cash Equivalents	320	(2)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	29	38
Cash, Cash Equivalents, and Restricted Cash at End of Period	$349	$36

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$84	$54

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2025	December 31, 2024
Assets

Current Assets
Cash and cash equivalents	$341	$13
Accounts receivable (less reserve: 2025, $3; 2024, $2)
Customer	155	160
Other	31	22
Unbilled revenues (less reserve: 2025, $0; 2024, $0)	90	102
Fuel, materials and supplies	177	173
Prepayments	14	11
Other current assets	19	10
Total Current Assets	827	491

Property, Plant and Equipment
Regulated utility plant	10,614	10,419
Less: accumulated depreciation - regulated utility plant	2,873	2,652
Regulated utility plant, net	7,741	7,767
Construction work in progress	1,004	567
Property, Plant and Equipment, net	8,745	8,334

Other Noncurrent Assets
Regulatory assets	458	458
Goodwill	607	607
Other intangibles	26	28
Other noncurrent assets	170	155
Total Other Noncurrent Assets	1,261	1,248

Total Assets	$10,833	$10,073

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2025	December 31, 2024
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$140
Long-term debt due within one year	414	250
Notes payable to affiliates	—	73
Accounts payable	108	96
Accounts payable to affiliates	118	100
Customer deposits	40	39
Taxes	40	37
Regulatory liabilities	24	22
Interest	61	24
Asset retirement obligations	4	10
Other current liabilities	53	58
Total Current Liabilities	862	849

Long-term Debt	3,346	2,816

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	958	924
Investment tax credits	80	81
Asset retirement obligations	58	54
Regulatory liabilities	999	1,009
Other deferred credits and noncurrent liabilities	44	41
Total Deferred Credits and Other Noncurrent Liabilities	2,139	2,109

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	3,110	3,056
Earnings reinvested	1,068	935
Total Equity	4,486	4,299

Total Liabilities and Equity	$10,833	$10,073

(a)80,000 shares authorized; 37,818 shares issued and outstanding at September 30, 2025 and December 31, 2024.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
June 30, 2025	37,818	$308	$3,110	$1,010	$4,428
Net income				109	109
Dividends declared				(51)	(51)
September 30, 2025	37,818	$308	$3,110	$1,068	$4,486

December 31, 2024	37,818	$308	$3,056	$935	$4,299
Net income				312	312
Capital contributions from parent			91		91
Return of capital to parent			(37)		(37)
Dividends declared				(179)	(179)
September 30, 2025	37,818	$308	$3,110	$1,068	$4,486

June 30, 2024	37,818	$308	$3,067	$879	$4,254
Net income				98	98
Return of capital to parent			(53)		(53)
Dividends declared				(50)	(50)
September 30, 2024	37,818	$308	$3,014	$927	$4,249

December 31, 2023	37,818	$308	$3,033	$811	$4,152
Net income				283	283
Capital contributions from parent			84		84
Return of capital to parent			(103)		(103)
Dividends declared				(167)	(167)
September 30, 2024	37,818	$308	$3,014	$927	$4,249

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2024 is derived from that Registrant's 2024 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2024 Form 10-K. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

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

The table below provides information about PPL’s segments and includes the reconciliation to consolidated net income for the three months ended September 30, 2025:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total
Operating Revenues from external customers (a)	$944	$786	$509	$2,239
Reconciliation of revenue
Corporate and Other revenues				—
Total consolidated revenues				$2,239

Less:
Fuel	231	—	—	231
Energy purchases	23	224	173	420
Other operation and maintenance	201	160	196	557
Depreciation	180	105	45	330
Taxes, other than income	26	38	38	102
Other (income) expense - net	(17)	(14)	(2)	(33)
Interest (income) from affiliate	—	(2)	—	(2)
Interest expense	68	67	28	163
Income taxes	47	49	4	100
Segment net income	$185	$159	$27	$371

Reconciliation of segment profit or loss to consolidated net income
Corporate and Other net loss				(53)
Net Income				$318

(a)See Note 3 for additional information on Operating Revenues.

The table below provides information about PPL’s segments and includes the reconciliation to consolidated net income for the nine months ended September 30, 2025:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total
Operating Revenues from external customers (a)	$2,841	$2,298	$1,629	$6,768
Reconciliation of revenue
Corporate and Other revenues				—
Total consolidated revenues				$6,768

Less:
Fuel	657	—	—	657
Energy purchases	149	622	598	1,369
Other operation and maintenance	601	481	610	1,692
Depreciation	535	307	131	973
Taxes, other than income	77	111	127	315
Other (income) expense - net	(35)	(36)	(5)	(76)
Interest (income) from affiliate	—	(4)	(3)	(7)
Interest expense	191	189	78	458
Income taxes	132	146	13	291
Segment net income	$534	$482	$80	$1,096

Reconciliation of segment profit or loss to consolidated net income
Corporate and Other net loss				(181)
Net Income				$915

(a)See Note 3 for additional information on Operating Revenues.

Other information for the segments and reconciliation to PPL's Consolidated results for the nine months ended September 30, 2025 are as follows:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total Segments	Corporate and Other	Consolidated Total
Other Segment Disclosures
Amortization (a)	$28	$34	$1	$63	$10	$73
Deferred income taxes and investment tax credits (b)	21	63	38	122	55	177
Expenditures for long lived assets	1,243	1,082	539	2,864	4	2,868

(a)Represents non-cash expense items that include amortization of operating lease right-of-use assets, regulatory assets and liabilities, debt discounts and premiums and debt issuance costs.
(b)Represents a non-cash expense item that is also included in "Income Taxes."

The table below provides information about PPL’s segments and includes the reconciliation to consolidated net income for the three months ended September 30, 2024:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total
Operating Revenues from external customers (a)	$895	$716	$455	$2,066
Reconciliation of revenue
Corporate and Other revenues				—
Total consolidated revenues				$2,066

Less:
Fuel	207	—	—	207
Energy purchases	25	177	135	337
Other operation and maintenance	196	176	211	583
Depreciation	178	101	42	321
Taxes, other than income	25	32	33	90
Other (income) expense - net	(8)	(13)	(7)	(28)
Interest (income) from affiliate	—	(7)	—	(7)
Interest expense	60	61	25	146
Income taxes	43	47	2	92
Segment net income	$169	$142	$14	$325

Reconciliation of segment profit or loss to consolidated net income
Corporate and Other net loss				(111)
Net Income				$214

(a)See Note 3 for additional information on Operating Revenues.

The table below provides information about PPL’s segments and includes the reconciliation to consolidated net income for the nine months ended September 30, 2024:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total
Operating Revenues from external customers (a)	$2,698	$2,159	$1,393	$6,250
Reconciliation of revenue
Corporate and Other revenues				1
Total consolidated revenues				$6,251

Less:
Fuel	597	—	—	597
Energy purchases	124	544	464	1,132
Other operation and maintenance	593	511	547	1,651
Depreciation	531	300	123	954
Taxes, other than income	74	98	99	271
Other (income) expense - net	(20)	(33)	(20)	(73)
Interest (income) from affiliate	—	(27)	—	(27)
Interest expense	181	184	72	437
Income taxes	125	141	18	284
Segment net income	$493	$441	$90	$1,024

Reconciliation of segment profit or loss to consolidated net income
Corporate and Other net loss				(313)
Net Income				$711

(a)See Note 3 for additional information on Operating Revenues.

Other information for the segments and reconciliation to PPL's Consolidated results for the nine months ended September 30, 2024 are as follows:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total Segments	Corporate and Other	Consolidated Total
Other Segment Disclosures
Amortization (a)	$18	$35	$1	$54	$7	$61
Deferred income taxes and investment tax credits (b)	(1)	91	38	128	19	147
Expenditures for long lived assets	792	820	342	1,954	(9)	1,945

(a)Represents non-cash expense items that include amortization of operating lease right-of-use assets, regulatory assets and liabilities, debt discounts and premiums and debt issuance costs.
(b)Represents a non-cash expense item that is also included in "Income Taxes."

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated Balance Sheets as of:

	September 30, 2025	December 31, 2024
Total Assets
Kentucky Regulated	$19,234	$17,626
Pennsylvania Regulated	16,702	15,475
Rhode Island Regulated	7,247	7,055
Corporate and Other (a)	756	913
Total	$43,939	$41,069

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

	2025 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)(b)	$2,239	$786	$427	$530
Revenues derived from:
Alternative revenue programs (c)	6	—	(2)	2
Other (d)	(8)	(4)	(1)	(1)
Revenues from Contracts with Customers	$2,237	$782	$424	$531

	2024 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)(b)	$2,066	$716	$397	$509
Revenues derived from:
Alternative revenue programs (c)	17	(3)	11	7
Other (d)	(6)	(4)	(1)	(1)
Revenues from Contracts with Customers	$2,077	$709	$407	$515

	2025 Nine Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)(b)	$6,768	$2,298	$1,310	$1,566
Revenues derived from:
Alternative revenue programs (c)	75	9	(1)	3
Other (d)	(20)	(13)	(3)	(3)
Revenues from Contracts with Customers	$6,823	$2,294	$1,306	$1,566

	2024 Nine Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)(b)	$6,251	$2,159	$1,239	$1,498
Revenues derived from:
Alternative revenue programs (c)	21	(14)	15	13
Other (d)	(18)	(12)	(3)	(3)
Revenues from Contracts with Customers	$6,254	$2,133	$1,251	$1,508

(a)PPL includes $509 million and $1,629 million for the three and nine months ended September 30, 2025 and $455 million and $1,393 million for the three and nine months ended September 30, 2024 of revenues from external customers reported by the Rhode Island Regulated segment. PPL Electric represents revenues from external customers reported by the Pennsylvania Regulated segment and LG&E and KU, net of intercompany power sales and transmission revenues, represent revenues from external customers reported by the Kentucky Regulated segment. See Note 2 for additional information.
(b)PPL's transition services agreement associated with the RIE acquisition ended in the third quarter of 2024. In conjunction with the completion of the agreement, PPL conformed the presentation of RIE's and the Rhode Island Regulated segment’s net metering charges with the presentation of the other segments, resulting in an increase in Operating Revenues and a corresponding increase in Energy purchases beginning in the fourth quarter of 2024. For the three and nine months ended September 30, 2025, net metering of $34 million and $130 million was included in Energy purchases on PPL's Statement of Income. For the three and nine months ended September 30, 2024, $25 million and $110 million of net metering was presented as a reduction of Operating Revenues on PPL's Statement of Income.
(c)This line item shows the over/under collection of rate mechanisms deemed alternative revenue programs with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts.
(d)Represents additional revenues outside the scope of revenues from contracts with customers, such as lease and other miscellaneous revenues.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended September 30.

	Three Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2025
PA Regulated	$403	$119	$16	$15	$—	$—	$229	$782
KY Regulated	394	278	162	74	7	26	—	941
RI Regulated (c)	258	158	23	9	—	—	66	514
Total PPL	$1,055	$555	$201	$98	$7	$26	$295	$2,237

2024
PA Regulated	$367	$111	$12	$15	$—	$—	$204	$709
KY Regulated	378	268	161	76	7	20	—	910
RI Regulated (c)	112	38	5	251	—	—	52	458
Total PPL	$857	$417	$178	$342	$7	$20	$256	$2,077

PPL Electric
2025	$403	$119	$16	$15	$—	$—	$229	$782
2024	$367	$111	$12	$15	$—	$—	$204	$709

LG&E
2025	$195	$137	$49	$29	$—	$14	$—	$424
2024	$190	$132	$48	$31	$—	$6	$—	$407

KU
2025	$199	$141	$113	$46	$7	$25	$—	$531
2024	$188	$136	$113	$45	$7	$26	$—	$515

	Nine Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2025
PA Regulated	$1,205	$331	$42	$41	$—	$—	$675	$2,294
KY Regulated	1,209	805	474	241	19	88	—	2,836
RI Regulated (c)	913	516	61	37	—	—	166	1,693
Total PPL	$3,327	$1,652	$577	$319	$19	$88	$841	$6,823

2024
PA Regulated	$1,125	$318	$34	$43	$—	$—	$613	$2,133
KY Regulated	1,147	780	479	248	18	48	—	2,720
RI Regulated (c)	480	182	17	593	—	—	128	1,400
Corp and Other	—	—	—	1	—	—	—	1
Total PPL	$2,752	$1,280	$530	$885	$18	$48	$741	$6,254

PPL Electric
2025	$1,205	$331	$42	$41	$—	$—	$675	$2,294
2024	$1,125	$318	$34	$43	$—	$—	$613	$2,133

LG&E
2025	$601	$406	$143	$111	$—	$45	$—	$1,306
2024	$571	$391	$141	$114	$—	$34	$—	$1,251

KU
2025	$608	$399	$331	$131	$19	$78	$—	$1,566
2024	$576	$389	$338	$134	$18	$53	$—	$1,508

(a)Primarily includes revenues from pole attachments, street lighting, other public authorities and other non-core businesses, and for the Rhode Island Regulated Segment certain regulatory deferral mechanisms which could result in a reduction in revenues from over collections. For the periods ended September 30, 2024, the Rhode Island Regulated segment primarily includes open access tariff revenues, which are calculated on combined customer classes.
(b)Includes wholesale power and transmission revenues. LG&E and KU amounts include intercompany power sales and transmission revenues, which are eliminated upon consolidation at the Kentucky Regulated segment.
(c)PPL's transition services agreement associated with the RIE acquisition ended in the third quarter of 2024. In conjunction with the completion of the agreement, PPL disaggregated the 2024 revenues of the Rhode Island Regulated segment in a manner consistent with that of its other segments. This resulted in certain customer revenues for the Rhode Island Regulated segment, which were previously presented in the "Other" category, being presented in the "Residential", "Commercial" or "Industrial" customer classes beginning in the fourth quarter of 2024. Applying the previous methodology to 2025 revenues would result in $153 million of Residential, $122 million of Commercial and $23 million of Industrial for the three months ended September 30, 2025 and $421 million of Residential, $315 million of Commercial and $61 million of Industrial for the nine months ended September 30, 2025 for the Rhode Island Regulated segment being presented as "Other".

As discussed in Note 2, PPL segments its business by geographic location. Revenues from external customers for each segment are reconciled to revenues from contracts with customers in the footnotes to the tables above.

Contract receivables from customers are primarily included in "Accounts receivable - Customer", "Unbilled revenues", and "Other noncurrent assets" on the Balance Sheets.

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the periods ended September 30.

	Three Months		Nine Months
	2025	2024	2025	2024
PPL (a)	$30	$28	$72	$72
PPL Electric (a)	11	13	20	37
LG&E	1	1	3	2
KU	2	2	4	3

(a)2024 includes amounts impaired related to PPL Electric's billing issues. See Note 7 in PPL's 2024 Form 10-K for additional information.

Contract liabilities result from recording contractual billings in advance for customer attachments to the Registrants' infrastructure and payments received in excess of revenues earned to date. Advanced billings for customer attachments are generally recognized as revenue ratably over the quarterly billing period. Payments received in excess of revenues earned to date are recognized as revenue as services are delivered in subsequent periods. The Registrants' contract liabilities are not material at September 30, 2025 and 2024.

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

Incremental non-participating securities that have a dilutive impact are detailed in the table below. In 2025, these securities include forward sales of PPL common stock issued through an ATM Program and the number of shares needed to settle the conversion premium on the Exchangeable Notes. The forward sale agreements are dilutive under the Treasury Stock Method to the extent the average stock price of PPL's common shares exceeds the forward sale price prescribed in the agreements. See Note 7 for additional information on the ATM Program and Note 8 in PPL's Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on the Exchangeable Notes.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended September 30 used in the EPS calculation are:

	Three Months		Nine Months
	2025	2024	2025	2024
Income (Numerator)
Net income attributable to PPL	$318	$214	$915	$711
Less amounts allocated to participating securities	—	1	2	2
Net income available to PPL common shareowners - Basic and Diluted	$318	$213	$913	$709

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	739,525	737,773	739,167	737,678
Add: Dilutive share-based payment awards (a)	2,840	2,192	2,684	1,772
Add: Forward sale agreements	263	—	95	—
Add: Exchangeable Notes	1,662	—	801	—
Weighted-average shares - Diluted EPS	744,290	739,965	742,747	739,450

Basic EPS
Net Income available to PPL common shareowners	$0.43	$0.29	$1.24	$0.96

Diluted EPS
Net Income available to PPL common shareowners	$0.43	$0.29	$1.23	$0.96

(a)    The Treasury Stock Method was applied to non-participating share-based payment awards.

For the periods ended September 30, PPL issued common stock related to the DRIP as follows (in thousands):

	Three Months		Nine Months
	2025	2024	2025	2024
DRIP	197	2	583	2

For the periods ended September 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Nine Months
	2025	2024	2025	2024
Stock-based compensation awards	53	—	142	—
Forward sale agreements	29,946	—	12,542	—

5. Income Taxes

Reconciliations of income tax expense (benefit) for the periods ended September 30 are as follows.

(PPL)
	Three Months		Nine Months
	2025	2024	2025	2024
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$84	$57	$240	$189
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	20	20	48	48
Income tax credits	(4)	(2)	(9)	(4)
Utility rate-making tax adjustments (a)	(6)	(4)	(20)	(14)
Amortization of excess deferred federal and state income taxes	(13)	(13)	(34)	(33)
Other	(1)	—	4	3
Total increase (decrease)	(4)	1	(11)	—
Total income tax expense (benefit)	$80	$58	$229	$189

(a)     Primarily consists of tax impacts of AFUDC equity and related depreciation across PPL's regulated utility subsidiaries and flow through tax impacts of utility ratemaking. Flow through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

(PPL Electric)
	Three Months		Nine Months
	2025	2024	2025	2024
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$44	$40	$132	$122
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	13	13	40	39
Utility rate-making tax adjustments (a)	(5)	(2)	(17)	(12)
Amortization of excess deferred federal and state income taxes	(2)	(3)	(7)	(8)
Other	(1)	(1)	(2)	—
Total increase (decrease)	5	7	14	19
Total income tax expense (benefit)	$49	$47	$146	$141

(a)     Primarily consists of tax impacts of AFUDC equity and related depreciation and flow through tax impacts of Pennsylvania utility ratemaking. Flow through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

(LG&E)
	Three Months		Nine Months
	2025	2024	2025	2024
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$22	$20	$64	$62
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	4	12	11
Amortization of excess deferred federal and state income taxes	(3)	(3)	(10)	(9)
Utility rate-making tax adjustments (a)	(1)	(1)	(3)	(1)
Other	(1)	—	(2)	(2)
Total increase (decrease)	(1)	—	(3)	(1)
Total income tax expense (benefit)	$21	$20	$61	$61

(a)     Primarily consists of tax impacts of AFUDC equity and related depreciation and flow through tax impacts of Kentucky utility ratemaking. Flow through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

(KU)
	Three Months		Nine Months
	2025	2024	2025	2024
Federal income tax on Income Before Income Taxes at statutory tax rate - 21%	$29	$26	$82	$74
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5	4	15	13
Amortization of excess deferred federal and state income taxes	(4)	(4)	(13)	(13)
Utility rate-making tax adjustments (a)	(1)	(1)	(3)	(1)
Other	(1)	(1)	(3)	(3)
Total increase (decrease)	(1)	(2)	(4)	(4)
Total income tax expense (benefit)	$28	$24	$78	$70

(a)     Primarily consists of tax impacts of AFUDC equity and related depreciation and flow through tax impacts of Kentucky utility ratemaking. Flow through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

Other

One Big Beautiful Bill Act (All Registrants)

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act. The Registrants are continuing to review the law to assess any material impacts to the financial statements.

Additionally, on July 7, 2025, President Trump issued an Executive Order directing the Treasury to take action to strictly enforce the termination of clean electricity tax credits under IRC Sections 45Y and 48E for wind and solar. On August 15, 2025, the IRS issued Notice 2025-42, primarily tightening the rules regarding when a solar project is considered to have commenced construction. As of September 30, 2025, PPL is not expected to be significantly impacted by this or anticipated future guidance.

6. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric		LG&E		KU
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Current Regulatory Assets:
Rate adjustment mechanisms	$100	$95	$—	$—	$—	$—	$—	$—
Renewable energy certificates	27	14	—	—	—	—	—	—
Storm damage expense rider	35	68	35	68	—	—	—	—
Gas supply clause	15	3	—	—	15	3	—	—
Transmission service charge	63	44	—	27	—	—	—	—
DSIC	9	8	9	8	—	—	—	—
TCJA customer refund and recovery	38	21	38	21	—	—	—	—
ISR deferral	7	22	—	—	—	—	—	—
Other	18	45	8	9	9	5	—	1
Total current regulatory assets	$312	$320	$90	$133	$24	$8	$—	$1

Noncurrent Regulatory Assets:
Defined benefit plans	$964	$967	$479	$473	$216	$226	$148	$149
Plant outage costs	24	30	—	—	5	7	19	23
Net metering	160	147	—	—	—	—	—	—
Environmental cost recovery	96	96	—	—	—	—	—	—
Storm costs	111	113	41	22	24	20	38	29
Unamortized loss on debt	19	20	3	3	8	9	6	6
Terminated interest rate swaps	48	53	—	—	28	31	20	22
Accumulated cost of removal of utility plant	168	173	168	173	—	—	—	—
AROs	272	280	—	—	76	75	196	205
RAR	78	83	—	—	78	83	—	—
Gas line inspections	24	24	—	—	22	22	2	2
Advanced metering infrastructure	37	28	—	—	19	14	18	14
Other	57	46	12	2	9	4	11	8
Total noncurrent regulatory assets	$2,058	$2,060	$703	$673	$485	$491	$458	$458

	PPL		PPL Electric		LG&E		KU
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Current Regulatory Liabilities:
Generation supply charge	$45	$52	$45	$52	$—	$—	$—	$—
ECR	7	12	—	—	4	6	3	6
Transmission formula rate	30	1	9	—	—	—	—	—
Rate adjustment mechanisms	71	71	—	—	—	—	—	—
Energy efficiency	25	25	—	—	—	—	—	—
DSM	24	17	—	—	9	7	15	10
Revenue decoupling mechanism	40	10	—	—	—	—	—	—
Other	49	35	17	5	1	1	6	6
Total current regulatory liabilities	$291	$223	$71	$57	$14	$14	$24	$22

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$1,037	$1,022	$—	$—	$328	$314	$411	$408
Net deferred taxes	1,825	1,899	713	739	422	439	476	498
Defined benefit plans	310	294	114	100	24	24	67	65
Terminated interest rate swaps	52	54	—	—	26	27	26	27
Energy efficiency	29	16	—	—	—	—	—	—
Other	69	50	—	—	12	11	19	11
Total noncurrent regulatory liabilities	$3,322	$3,335	$827	$839	$812	$815	$999	$1,009

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

Hold Harmless Implementation Agreement

As a condition to the Acquisition (as defined in Note 8 to the Financial Statements) of RIE in May 2022, PPL made a commitment to the Rhode Island Division of Public Utilities and Carriers to hold harmless Rhode Island customers from the impact of future rate increases resulting from changes in Accumulated Deferred Income Taxes as a result of the Acquisition (the Hold Harmless Commitment). On June 13, 2025, an agreement was entered into by and among RIE, PPL, PPL Rhode Island Holdings and the Rhode Island Division of Public Utilities and Carriers Advocacy Section to satisfy RIE's obligations under the Hold Harmless Commitment of approximately $155 million, and proposes to resolve that amount through bill credits issued to customers, with approximately $74 million to be issued throughout the first quarter of 2026 and approximately $81 million to be issued throughout the first quarter of 2027. The bill credits would be recorded as a reduction to revenue in the periods in which the credits are applied to customers' bills. On September 10, 2025, the Rhode Island Division of Public Utilities and Carriers approved the agreement. Also on September 10, 2025, the RIPUC opened a docket to evaluate RIE’s bill credit proposal, including the underlying rate accounting supporting the proposal, and required RIE to file a tariff advice with the RIPUC, which RIE filed on October 2, 2025. Discovery in this proceeding is ongoing and an evidentiary hearing is scheduled for November 18, 2025. PPL cannot predict the outcome of the RIPUC inquiry.

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

The applications are based on a forecasted test year of January 1, 2026 through December 31, 2026 and request an authorized ROE of 10.95%. Subject to KPSC approval, new rates are expected to become effective on January 1, 2026. Certain counterparties have intervened in the proceedings.

On October 20, 2025, LG&E and KU filed with the KPSC a stipulation and recommendation (the agreement) regarding a proposed resolution of issues with a majority of the intervenors in the proceedings.

Under the agreement, the parties propose that the KPSC should issue orders granting a revised aggregate increase in annual electricity and gas revenues of approximately $235 million, comprising increases of $58 million and $132 million in electricity revenues at LG&E and KU, respectively, and $45 million in gas revenues at LG&E. The agreement proposes a revised authorized ROE of 9.90%.

The agreement proposes a "stay out" commitment from LG&E and KU to refrain from effective base rate increases before August 1, 2028, subject to certain exceptions. In connection with the stay out period, the agreement also proposes the establishment of two new rate tracker mechanisms, a Generation Cost Recovery Adjustment Clause (GCR) and a Sharing Mechanism Adjustment Clause (SM).

The proposed GCR mechanism would provide LG&E and KU recovery and return on investment of covered costs (excluding fuel amounts, which LG&E and KU can recover via an existing rate mechanism) of relevant new generation and energy storage assets authorized in the 2022 and 2025 CPCN proceedings (excluding the Mill Creek Unit 6 NGCC in 2031, see "2025 CPCN" for more information regarding the Mill Creek Unit 6 NGCC) as they are placed in service.

The proposed SM mechanism would address any base rate revenue deficiency or surplus during the final thirteen months of the stay out period, July 2027 through July 2028, below or above a suggested ROE band of 9.40% to 10.15%. Any such base rate revenue deficiency or surplus would be collected from or returned to customers over a thirteen-month billing period beginning November 2028.

Following issuance of the 2025 CPCN Order, LG&E and KU filed supplemental testimony with the KPSC in the rate case proceedings seeking recovery of the Mill Creek Unit 2 stay open costs through a proposed additional rate adjustment clause mechanism.

The agreement further authorizes LG&E and KU to use regulatory deferral accounting for actual expenses above or below base rate levels for certain expenses including: pension and post-retirement benefits, storm restoration, vegetation management, transmission waivers and credits, and gas line or well activities, with recovery of such deferred asset or liability amounts to be addressed in future rate cases.

A KPSC hearing in the underlying proceedings commenced on November 3, 2025. The agreement, as well as matters raised by non-agreeing intervenors, are subject to KPSC review and action, including approval, denial or modification. LG&E and KU anticipate a ruling from the KPSC during the fourth quarter of 2025, although the KPSC has until March 31, 2026 to issue its final order. PPL, LG&E and KU cannot predict the outcome of these proceedings.

2025 CPCN

On February 28, 2025, LG&E and KU filed an application with the KPSC regarding certain future plans for new generation and generation-related construction matters. The proposals included in the application are intended to serve anticipated load growth, including from potential data center demand in LG&E's or KU's service territory. The proposals did not include retirements of coal or other fossil-fueled plants, which would require additional KPSC approval procedures under Kentucky legislation enacted in 2023 and 2024.

LG&E and KU submitted a joint application to the KPSC for approval of certain certificates of public convenience and necessity, site compatibility certificates, and accounting treatment, where applicable, relating to a number of generation-related plans or projects that generally are expected to become operational or established within the next six years. The aggregate projected capital expenditures associated with these proposals are currently expected to be $3.7 billion over the 2025 to 2031 period. The application includes proposals to build:

•a 645 MW NGCC generation unit at KU's E.W. Brown station (Brown Unit 12),
•a 645 MW NGCC generation unit at LG&E's Mill Creek station (Mill Creek Unit 6),
•a four-hour 400 MW (1,600 MWh total) battery energy storage system (BESS) at LG&E's Cane Run station, and
•a selective catalytic reduction (SCR) environmental facility at KU's Ghent station Unit 2 (Ghent Unit 2).

The new NGCC units are anticipated to be wholly owned by LG&E and the BESS unit jointly owned by LG&E (32%) and KU (68%), with actual project costs allocated consistent with LG&E's and KU's ultimate ownership shares and existing shared dispatch, cost allocation, tariff or other frameworks. The proposed Mill Creek Unit 6 NGCC is in addition to a new NGCC unit currently under construction at that location (Mill Creek Unit 5).

The filing also notes projected in service dates for the projects, including the Brown Unit 12 NGCC in 2030, the Mill Creek Unit 6 NGCC in 2031, the Cane Run BESS in 2028 and the Ghent Unit 2 SCR in 2028.

On July 29, 2025, LG&E and KU filed with the KPSC a stipulation and recommendation regarding a proposed resolution of issues with several of the intervenors in the CPCN proceeding (stipulation). The stipulation recommends to the KPSC the approval of the large majority of LG&E's and KU's requested generation-related projects and associated accounting matters, subject to certain changes. Under the stipulation, the parties agree the KPSC should issue an order granting a CPCN for the proposed: (a) Brown Unit 12 NGCC; (b) Mill Creek Unit 6 NGCC; and (c) Ghent Unit 2 SCR. In addition, the proposal to build the $775 million Cane Run BESS would be withdrawn without prejudice, the relevant costs regarding the proposed $1.4 billion Mill Creek Unit 6 NGCC would be recovered through a new rate tracker mechanism, and the retirement date for the existing Mill Creek Unit 2 coal plant would be extended from 2027 to the operational date of the proposed Mill Creek Unit 6 NGCC or afterwards, subject to relevant future economic analysis, regulatory or environmental authorizations. The stipulation also contains provisions relating to regulatory asset accounting, proposed data center tariffs, future renewable power requests-for-proposals and other matters. LG&E and KU would retain the right to seek approval of the potentially withdrawn Cane Run BESS or similar substitute project in future regulatory proceedings.

On October 28, 2025, the KPSC issued an order approving much of LG&E's and KU's July 2025 stipulation, with certain modifications. The order granted the requested CPCNs and site-related permits to construct the proposed Brown Unit 12 NGCC, Mill Creek Unit 6 NGCC, and Ghent Unit 2 SCR. The order authorized inclusion of relevant costs of the Ghent Unit 2 SCR in KU's existing environmental cost recovery rate mechanism. The order established a separate monitoring case to receive and consider information during the construction of Mill Creek Unit 6 NGCC.

The order approved requests regarding regulatory asset deferral accounting treatment for certain AFUDC related amounts and noted the KPSC's expectation that the stipulating parties would follow through with their commitments regarding tariffs and power supply contracts related to potential future data center or high load customers in LG&E's and KU's pending rate proceedings. The order also approved other elements of the stipulation or the originally-filed application, with minor modifications.

The KPSC decided not to approve LG&E's and KU's proposed new rate adjustment cost recovery mechanisms for certain costs associated with Mill Creek Unit 6 NGCC and costs associated with operating the Mill Creek Unit 2 coal plant beyond its original retirement date in 2027. However, the denials were without prejudice to resubmission and the KPSC encouraged the parties to provide additional evidence on such matters in separate proceedings. LG&E and KU are providing such evidence addressing recovery of the Mill Creek Unit 2 stay open costs in their pending rate case proceedings. Recovery of Mill Creek Unit 6 costs will be addressed in a future proceeding. The KPSC declined to rule on the matter related to the retirement date of Mill Creek Unit 2 coal plant.

In light of the conditional withdrawal in the stipulation, the order did not include a CPCN for the Cane Run BESS. LG&E and KU retain the right to seek approval of the Cane Run BESS project or similar substitute projects at any time in future regulatory proceedings.

The KPSC's order is subject to certain rights to request rehearing or appeal by LG&E and KU and all intervenors. LG&E and KU continue to evaluate the order and related matters and cannot predict the outcome should they or other parties decide to appeal or request a rehearing of these matters.

Kentucky January 2025 Storm

In January 2025, LG&E and KU experienced snow, ice, sleet and freezing rain in their service territories, resulting in substantial damage to certain of LG&E's and KU's assets. On January 31, 2025, LG&E and KU submitted a filing with the KPSC requesting regulatory asset treatment of the extraordinary operations and maintenance (O&M) expenses portion of the costs incurred related to the storm. On March 19, 2025, the KPSC issued an order authorizing LG&E and KU to establish, for accounting purposes only, regulatory assets based on the jurisdictional incremental costs of extraordinary O&M expense incurred by LG&E and KU as a result of the 2025 winter storm, with recovery amounts and amortization thereof to be determined in subsequent base rate proceedings. LG&E and KU cannot predict the outcome of these matters. As of September 30, 2025, LG&E and KU had recorded regulatory assets related to the storm of $2 million and $7 million.

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

LG&E anticipates the recovery of associated costs, including the remaining net book value, for Mill Creek Unit 2 through the RAR. The remaining net book value of Mill Creek Unit 2 was approximately $203 million at September 30, 2025 and LG&E is continuing to depreciate using the current approved rates through its retirement date. LG&E expects to reclassify the net book value remaining at retirement to a regulatory asset to be amortized over a period of ten years in accordance with the RAR. There can be no assurance that these costs will be recovered in the amounts or over the time periods that LG&E expects. See the "2025 CPCN" discussion above for information regarding potential changes in the retirement date of Mill Creek Unit 2.

Pennsylvania Activities

(PPL and PPL Electric)

Rate Case Proceedings

On September 30, 2025, PPL Electric filed a request with the PAPUC for an increase in distribution base rates of approximately $356 million, more than $50 million of which is already included in customer bills through rate recovery mechanisms, and approval of certain regulatory and accounting treatments. The proposed increase in distribution base rates would increase PPL Electric's total annual revenue by approximately 8.6%. The application is based on a fully projected future test year of July 1, 2026 through June 30, 2027 and requested an authorized ROE of 11.3%. Subject to PAPUC approval, new rates are expected to become effective on July 1, 2026. A ruling from the PAPUC is anticipated during the second quarter of 2026. PPL and PPL Electric cannot predict the outcome of the proceeding.

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

Federal Matters

FERC Transmission Rate Filing (PPL, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going waivers and credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the U.S. Court of Appeals - D.C. Circuit (D.C. Circuit Court of Appeals) regarding the FERC's orders on the elimination of the mitigation and required transition mechanism. In August 2022, the D.C. Circuit Court of Appeals issued an order remanding the proceedings back to the FERC. On May 18, 2023, the FERC issued an order on remand reversing its 2019 decision and requiring LG&E and KU to refund credits previously withheld, including under such transition mechanism. LG&E and KU filed a petition for review of the FERC's May 18, 2023 order with the D.C. Circuit Court of Appeals and provided refunds in accordance with the FERC order on December 1, 2023. The FERC issued an order on LG&E's and KU's compliance filing on November 16, 2023, and LG&E and KU filed a petition for review of this November 16, 2023 order on February 14, 2024. The FERC issued the substantive order on rehearing on March 21, 2024, reaffirming its prior decision. On August 8, 2025, the D.C. Circuit Court of Appeals issued a procedural ruling vacating the FERC’s prior orders and remanded the matter back to the FERC for further proceedings. LG&E and KU cannot predict the ultimate outcome of the proceedings or any other post decision process but do not expect the annual impact to have a material effect on their operations or financial condition. LG&E and KU currently receive recovery of certain waivers and credits primarily through existing base rate levels. Additionally, LG&E’s and KU’s current Kentucky rate proceedings include requests regarding elements of regulatory liabilities or assets associated with potential future decreases or increases in the transmission waivers and credits that are the subject of these FERC proceedings.

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

During the three and nine months ended September 30, 2025, RIE purchased $90 million and $245 million of accounts receivable from alternative suppliers. During the three and nine months ended September 30, 2024, RIE purchased $80 million and $234 million of accounts receivable from alternative suppliers.

During the three and nine months ended September 30, 2025, PPL Electric purchased $439 million and $1.3 billion of accounts receivable from alternative suppliers. During the three and nine months ended September 30, 2024, PPL Electric purchased $404 million and $1.2 billion of accounts receivable from alternative suppliers.

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

	September 30, 2025					December 31, 2024
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (c)	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (c)
PPL
PPL Capital Funding (a)
Syndicated Credit Facility (b)	Dec. 2029	$1,500	$—	$596	$904	$—	$138
Bilateral Credit Facility	Feb. 2026	100	—	—	100	—	—
Bilateral Credit Facility	Feb. 2026	100	—	28	72	—	15
Total PPL Capital Funding Credit Facilities		$1,700	$—	$624	$1,076	$—	$153

PPL Electric
Syndicated Credit Facility	Dec. 2029	$750	$—	$1	$749	$—	$1
Total PPL Electric Credit Facilities		$750	$—	$1	$749	$—	$1

LG&E
Syndicated Credit Facility	Dec. 2029	$600	$—	$—	$600	$—	$25
Total LG&E Credit Facilities		$600	$—	$—	$600	$—	$25

KU
Syndicated Credit Facility	Dec. 2029	$600	$—	$—	$600	$—	$140
Total KU Credit Facilities		$600	$—	$—	$600	$—	$140

(a)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.

(b)In January 2025, PPL Capital Funding increased the borrowing capacity of this facility from $1.25 billion to $1.50 billion. At September 30, 2025, the facility included a $250 million borrowing sublimit for RIE and a $1.25 billion sublimit for PPL Capital Funding. At December 31, 2024, the facility included a $250 million borrowing sublimit for RIE and a $1 billion borrowing sublimit for PPL Capital Funding. RIE’s borrowing sublimit is adjustable, at the borrowers’ option, from $0 to $600 million, with the remaining balance available under the facility allocated to PPL Capital Funding. At September 30, 2025, PPL Capital Funding had $445 million of commercial paper outstanding and RIE had $151 million of commercial paper outstanding. At December 31, 2024, PPL Capital Funding had $138 million of commercial paper outstanding and RIE had no commercial paper outstanding. RIE's obligations under the facility are not guaranteed by PPL.
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

(All Registrants)

The Registrants maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	September 30, 2025				December 31, 2024
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances (c)	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances (d)
PPL Capital Funding (a)(b)	4.29%	$1,600	$445	$1,155	4.76%	$138
RIE (b)	4.24%	400	151	249		—
PPL Electric		750	—	750		—
LG&E		600	—	600	4.72%	25
KU		600	—	600	4.71%	140
Total		$3,950	$596	$3,354		$303

(a)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(b)Issuances under the PPL Capital Funding and RIE commercial paper programs are supported by the PPL Capital Funding syndicated credit facility. At September 30, 2025, the borrowing sublimits were $250 million for RIE and $1.25 billion for PPL Capital Funding. At December 31, 2024, the borrowing sublimits were $250 million for RIE and $1 billion for PPL Capital Funding. PPL Capital Funding’s commercial paper program is also backed by a separate bilateral credit facility for $100 million.
(c)Commercial paper issued reflects the undiscounted face value of the issuance.

(PPL Electric, LG&E, and KU)

See Note 11 for discussion of intercompany borrowings.

Long-term Debt

(PPL and PPL Electric)

In August 2025, PPL Electric issued $500 million of 5.55% First Mortgage Bonds due 2055. PPL Electric received proceeds of $491 million, net of discounts and underwriting fees, to be used to repay short-term debt and for other general corporate purposes.

(PPL and LG&E)

In August 2025, LG&E issued $700 million of 5.85% First Mortgage Bonds due 2055. LG&E received proceeds of $694 million, net of discounts and underwriting fees, to be used to repay short-term debt, including the current portion of certain long-term debt, and for other general corporate purposes.

(PPL and KU)

In August 2025, KU issued $700 million of 5.85% First Mortgage Bonds due 2055. KU received proceeds of $694 million, net of discounts and underwriting fees, to be used to repay short-term debt, including the current portion of certain long-term debt, and for other general corporate purposes.

(PPL)

Equity Securities

ATM Program

In February 2025, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $2 billion of its common stock through an ATM Program, which may utilize an optional forward sales component. Each forward contract under the agreement must be settled within 24 months. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. During the nine months ended September 30, 2025, PPL entered into forward contracts to sell approximately 38.7 million shares of its common stock at a blended initial forward price of approximately $35.50 per share. The forward sale price may be adjusted based on changes in daily interest rates, for certain stock loan fees as determined by a third-party agent, and will be subject to predetermined reductions based on expected dividends. Each outstanding forward contract must be settled on or before dates ranging from December 30, 2025 to August 11, 2027. PPL may elect, at its discretion, to physically settle, net share settle or net cash settle the forward contracts. At September 30, 2025, PPL could have settled the forward sale contracts with physical delivery of approximately 38.7 million shares of common stock for proceeds of approximately $1.4 billion. The forward contracts under the ATM program are classified as equity transactions.

Dividends

In August 2025, PPL declared a quarterly cash dividend on its common stock, payable October 1, 2025, of 27.25 cents per share (equivalent to $1.09 per annum).

8. Acquisitions, Developments and Divestitures

Acquisitions (PPL)

Acquisition of Narragansett Electric

On May 25, 2022, PPL Rhode Island Holdings acquired 100% of the outstanding shares of common stock of Narragansett Electric from National Grid USA, a subsidiary of National Grid plc (the Acquisition). Following the closing of the Acquisition, Narragansett Electric provides services doing business under the name Rhode Island Energy (RIE). Please see Note 9 to the Financial Statements in PPL's 2024 Form 10-K for additional information concerning the Acquisition.

In connection with the Acquisition, National Grid USA Service Company, Inc., National Grid USA and Narragansett Electric entered into a transition services agreement (TSA), pursuant to which the National Grid entities agreed to provide certain transition services to Narragansett Electric to facilitate the transition of the operation of Narragansett Electric to PPL following the Acquisition, as agreed upon in the Narragansett share purchase agreement. The TSA was for an initial two-year term and was completed in the third quarter of 2024. TSA costs were $32 million and $129 million during the three and nine months ended September 30, 2024.

As a condition to the Acquisition, PPL made certain commitments to the Rhode Island Division of Public Utilities and Carriers and the Attorney General of the State of Rhode Island. See Note 9 to the Financial Statements in PPL's 2024 Form 10-K for a complete listing of those commitments. The following represents an update to the remaining commitments:

•RIE will hold harmless Rhode Island customers from any changes to Accumulated Deferred Income Taxes (ADIT) as a result of the Acquisition. RIE reserves the right to seek rate adjustments based on future changes to ADIT that are not related to the Acquisition. See Note 6 to the Financial Statements for additional details on RIE's obligation to hold harmless Rhode Island customers.
•RIE will forgo potential recovery of any and all transition costs, which includes (1) the installation of certain information technology systems; (2) modification and enhancements to physical facilities in Rhode Island; and (3) costs related to severance payments, communications and branding changes, and other transition related costs. These costs, which are being expensed as incurred, were $18 million and $52 million for the three and nine months ended September 30, 2025 and $85 million and $250 million for the three and nine months ended September 30, 2024.

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

	Pension Benefits
	Three Months		Nine Months
	2025	2024	2025	2024
PPL
Service cost	$8	$9	$23	$26
Interest cost	46	45	138	137
Expected return on plan assets	(72)	(74)	(215)	(224)
Amortization of:
Prior service cost	—	1	—	2
Actuarial loss	4	3	13	8
Net periodic defined benefit costs (credits)	$(14)	$(16)	$(41)	$(51)

	Other Postretirement Benefits
	Three Months		Nine Months
	2025	2024	2025	2024
PPL
Service cost	$2	$2	$5	$5
Interest cost	8	8	23	22
Expected return on plan assets	(7)	(8)	(22)	(23)
Amortization of:
Prior service cost	—	—	1	1
Actuarial loss	(1)	(1)	(3)	(4)
Net periodic defined benefit costs (credits)	$2	$1	$4	$1

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

(PPL, LG&E and KU)

EPA Deregulatory Initiative

On March 12, 2025, the EPA announced a plan to reconsider 31 environmental rules including the Section 111 performance standards and emissions limits for greenhouse gases, the endangerment finding for greenhouse gases, the Good Neighbor Plan, the Mercury and Air Toxics Standards, revisions to the fine particulate matter standard, the ELGs, and the CCRs Rule. Supplementing previous Executive Orders directing various regulatory changes, on April 9, 2025, President Trump issued an Executive Order and Presidential Memorandum directing review of existing rules, repeal of unlawful rules, and initiation of a zero-based budgeting process by which certain rules would automatically expire unless extended. While the administration may seek to implement some regulatory changes outside of the rulemaking process, changes to existing rules are generally expected to require formal rulemaking proceedings. Any final EPA actions repealing or revising current rules will likely result in legal challenges. PPL, LG&E, and KU are unable to predict future regulatory changes, if any, that may result from the EPA’s deregulatory plan or the outcome of any associated legal challenges. PPL, LG&E, and KU are closely monitoring the ongoing EPA initiative and any related litigation for the impact to our business including planned capital expenditures to comply with the EPA rules.

Water/Waste

ELGs

In 2015, the EPA finalized ELGs for wastewater discharge permits for new and existing steam electricity generating facilities. These guidelines require deployment of additional control technologies providing physical, chemical and biological treatment and mandate operational changes including "zero discharge" requirements for certain wastewaters. The implementation date for individual generating stations was to be determined by the states on a case-by-case basis according to criteria provided by the EPA. In September 2017, the EPA issued a rule to postpone the compliance date for certain requirements. In October 2020, the EPA issued revisions to its best available technology standards for certain wastewaters and potential extensions to compliance dates (the Reconsideration Rule). On May 9, 2024, the EPA issued a final rule modifying the 2020 ELG revisions. The rule increases the stringency of previous control technology and zero discharge requirements, revises certain exemptions for generating units planned for retirement, and requires case-by-case limitations for legacy wastewaters based on the best professional judgment of the state regulators. Legal challenges to the final rule have been consolidated before the U.S. Court of Appeals for the Eighth Circuit. The final rule could potentially result in significant operational changes and additional controls for LG&E and KU plants, but in March 2025 the EPA announced its plan to reconsider the rule. The ELGs are expected to be implemented by the states or applicable permitting authorities in the course of their normal permitting activities. Certain costs are included in the Registrants' capital plans and expected to be recovered from customers through rate recovery mechanisms, but additional costs and recovery will depend on further regulatory developments at the state level. On October 2, 2025, the EPA issued a direct final rule extending the retirement exemption category application deadline an additional six years, from December 2025 to December 2031. Also, in a separate action, the EPA proposed several changes to the 2024 ELG. Key to the planning for electric generating units is a five-year extension to the zero liquid discharge deadlines, from December 2029 to December 2034.

CCRs

In 2015, the EPA issued a final rule governing management of CCRs, which include fly ash, bottom ash and sulfur dioxide scrubber wastes (2015 CCR Rule). The 2015 CCR Rule imposed extensive new requirements for certain CCR impoundments and landfills, including public notifications, location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements, and specifies restrictions relating to the beneficial use of CCRs. In January 2022, the EPA issued several proposed regulatory determinations, facility notifications, and public announcements which indicate increased scrutiny by the EPA to determine the adequacy of measures taken by facility owners and operators to achieve closure of CCR surface impoundments and landfills. In particular, the agency indicated that it will focus on certain practices which it views as posing a threat of continuing groundwater contamination. On May 8, 2024, the EPA issued a final rule (2024 CCR Rule) establishing regulatory requirements for inactive surface impoundments at inactive electricity generation facilities (legacy impoundments). The 2024 CCR Rule also establishes identification, groundwater monitoring, corrective action, closure, and post-closure care requirements for all CCR management units, as defined in the rule, at regulated CCR facilities regardless of how or when the CCR was placed. The rule also requires LG&E and KU to complete applicability determinations, implement site security measures, initiate weekly inspections and monthly monitoring of the impoundment, create a website, and complete hazard assessments and reports for its legacy impoundments. Additionally, the rule could potentially subject CCR management units that have previously completed remedial action and closure and certain beneficial use projects to additional federal regulatory requirements. Legal challenges to the rule have been filed in the D.C. Circuit Court. In March 2025, the EPA announced its plan to update the rule. On July 22, 2025, the EPA published a proposed rule to extend the deadline for select CCR management units for the Facility Evaluation Report Part 1 and Part 2 by one year to February 2027 and February 2028, respectively. The proposed rule would also extend the groundwater monitoring deadline to August 8, 2030, with the initial groundwater monitoring report extended to January 31, 2031.

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

(PPL and PPL Electric)

PPL Electric is a potentially responsible party for a share of clean-up costs at certain sites. Cleanup actions have been or are being undertaken at these sites as requested by governmental agencies, the costs of which have not been and are not expected to be significant to PPL Electric. As of September 30, 2025 and December 31, 2024, PPL Electric had a recorded liability of $8 million, representing its best estimate of the probable loss incurred to remediate these sites.

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

As of September 30, 2025 and December 31, 2024, RIE had a recorded liability of $98 million, representing its best estimate of the remaining costs of RIE's environmental remediation activities. These undiscounted costs are expected to be incurred over approximately 30 years and generally to be subject to rate recovery. However, remediation costs for each site may be materially higher than estimated, depending on changing technologies and regulatory standards, selected end uses for each site, and actual environmental conditions encountered. RIE has recovered amounts from certain insurers and potentially responsible parties, and, where appropriate, may seek additional recovery from other insurers and potentially responsible parties, but it is uncertain whether, and to what extent, such efforts will be successful.

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

(All Registrants)

The table below details guarantees provided as of September 30, 2025. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The Registrants believe the probability of expected payment/performance under each of these guarantees is remote, except for the guarantees and indemnifications related to the sale of Safari Holdings, which PPL believes are reasonably possible of occurring. For reporting purposes, on a consolidated basis, the guarantees of PPL include the guarantees of its subsidiary Registrants.

	Exposure at September 30, 2025		Expiration Date
PPL
Indemnifications related to certain tax liabilities related to the sale of the U.K. utility business	£50	(a)	2028
PPL guarantees related to certain sale/leaseback financing transactions related to the sale of Safari Holdings	$81	(b)	2028
Indemnifications for losses suffered related to items not covered by Aspen Power's representation and warranty insurance associated with the sale of Safari Holdings	140	(c)	2028
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(d)

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

Separately, PPL has agreed to fund incremental payment obligations under the buy-outs resulting from increases in the fair market value of the projects from the initial fair market value determined at the time of PPL’s sale of Safari Holdings to the time the buy-out options are exercised by Safari. As of September 30, 2025, PPL cannot reasonably estimate its payment obligations related to the remaining buy-out options.
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
(d)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement, and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. PPL's proportionate share of OVEC's outstanding debt was $73 million at September 30, 2025, consisting of LG&E's share of $50 million and KU's share of $23 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 12 in PPL's, LG&E's and KU's 2024 Form 10-K for additional information on the OVEC power purchase contract.

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

	Three Months		Nine Months
	2025	2024	2025	2024
PPL Electric from PPL Services	$64	$53	$196	$159
LG&E from LKS	28	25	76	82
LG&E from PPL Services	49	15	112	46
KU from LKS	38	31	98	99
KU from PPL Services	48	15	109	45

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

Intercompany Borrowings

(PPL Electric)

CEP Reserves maintains an $800 million revolving line of credit with a PPL Electric subsidiary. At September 30, 2025, CEP Reserves had borrowings outstanding of $509 million. At December 31, 2024, CEP Reserves had borrowings outstanding of $222 million. The interest rates on borrowings are equal to an adjusted one-month SOFR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the PPL Electric Income Statements.

(LG&E and KU)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to the difference between LG&E's FERC borrowing limit and LG&E's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At September 30, 2025, LG&E's money pool unused capacity was $750 million. At September 30, 2025, LG&E had no borrowings outstanding from KU and/or LKE. At December 31, 2024, LG&E had borrowings outstanding of $43 million from KU and/or LKE. These balances are reflected in "Notes payable to affiliates" on the LG&E Balance Sheets.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to the difference between KU's FERC borrowing limit and KU's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At September 30, 2025, KU's money pool unused capacity was $650 million. At September 30, 2025, KU had no borrowings outstanding from LG&E and/or LKE. At December 31, 2024, KU had borrowings outstanding of $73 million from LG&E and/or LKE. These balances are reflected in "Notes payable to affiliates" on the KU Balance Sheets.

VEBA Funds Receivable (PPL Electric)

In 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay medical claims of active bargaining unit employees. In 2024, additional excess funds were removed from the PPL Bargaining Unit Retiree Health Plan VEBA and deposited into the existing subaccount within the VEBA to be used to pay medical claims of active bargaining unit employees. Based on PPL Electric's participation in PPL’s Other Postretirement Benefit plan, PPL Electric was allocated a portion of the excess funds from PPL Services. These funds have been recorded as an intercompany receivable on PPL Electric's Balance Sheets. The receivable balance decreases as PPL Electric pays incurred medical claims and is reimbursed by PPL Services. There was no intercompany receivable balance associated with these funds at September 30, 2025. The intercompany receivable balance associated with these funds was $7 million at December 31, 2024, of which $4 million was reflected in "Accounts receivable from affiliates" and $3 million was reflected in "Other noncurrent assets" on PPL Electric's Balance Sheets.

12. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended September 30, were:

	Three Months		Nine Months
	2025	2024	2025	2024
Defined benefit plans - non-service credits (Note 9)	$8	$9	$23	$32
Interest income	6	10	13	25
AFUDC - equity component	23	13	58	33
Miscellaneous	2	—	(4)	(4)
Other Income (Expense) - net	$39	$32	$90	$86

(PPL Electric)

The details of "Other Income (Expense) - net" for the periods ended September 30, were:

	Three Months		Nine Months
	2025	2024	2025	2024
Defined benefit plans - non-service credits (Note 9)	$4	$4	$11	$13
Interest income	3	3	6	5
AFUDC - equity component	8	6	23	17
Miscellaneous	(1)	—	(4)	(2)
Other Income (Expense) - net	$14	$13	$36	$33

(LG&E)

The details of "Other Income (Expense) - net" for the periods ended September 30, were:

	Three Months		Nine Months
	2025	2024	2025	2024
Defined benefit plans - non-service credits (Note 9)	$—	$—	$1	$3
AFUDC - equity component	4	2	11	5
Miscellaneous	4	1	4	1
Other Income (Expense) - net	$8	$3	$16	$9

(KU)

The details of "Other Income (Expense) - net" for the periods ended September 30, were:

	Three Months		Nine Months
	2025	2024	2025	2024
Defined benefit plans - non-service credits (Note 9)	$1	$2	$4	$6
AFUDC - equity component	6	3	14	6
Miscellaneous	2	(1)	1	(2)
Other Income (Expense) - net	$9	$4	$19	$10

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	September 30, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$1,102	$1,102	$—	$—	$306	$306	$—	$—
Restricted cash and cash equivalents (a)	17	17	—	—	33	33	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	1,119	1,119	—	—	339	339	—	—
Special use funds (a):
Money market fund	2	2	—	—	1	1	—	—
Commingled debt fund measured at NAV (c)	6	—	—	—	10	—	—	—
Commingled equity fund measured at NAV (c)	5	—	—	—	8	—	—	—
Total special use funds	13	2	—	—	19	1	—	—
Price risk management assets (d):
Gas contracts	4	—	4	—	9	—	4	5
Total assets	$1,136	$1,121	$4	$—	$367	$340	$4	$5

Liabilities
Price risk management liabilities (d):
Interest rate derivatives	$5	$—	$5	$—	$3	$—	$3	$—
Gas contracts	11	—	7	4	13	—	10	3
Total price risk management liabilities	$16	$—	$12	$4	$16	$—	$13	$3

PPL Electric
Assets
Cash and cash equivalents	$13	$13	$—	$—	$24	$24	$—	$—
Total assets	$13	$13	$—	$—	$24	$24	$—	$—

LG&E
Assets
Cash and cash equivalents	$515	$515	$—	$—	$8	$8	$—	$—
Restricted cash and cash equivalents (a)	8	8	—	—	16	16	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	523	523	—	—	24	24	—	—
Total assets	$523	$523	$—	$—	$24	$24	$—	$—

Liabilities
Price risk management liabilities:
Interest rate derivatives	$5	$—	$5	$—	$3	$—	$3	$—
Total price risk management liabilities	$5	$—	$5	$—	$3	$—	$3	$—

KU
Assets
Cash and cash equivalents	$341	$341	$—	$—	$13	$13	$—	$—
Restricted cash and cash equivalents (a)	8	8	—	—	16	16	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	349	349	—	—	29	29	—	—
Total assets	$349	$349	$—	$—	$29	$29	$—	$—

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

A reconciliation of net assets (liabilities) classified as Level 3 for the nine months ended September 30 is as follows:

Gas Contracts
2025
Balance at beginning of period	$2
Total unrealized gains (losses) recognized as Regulatory Assets/Regulatory Liabilities:	(6)
Balance at end of period	$(4)

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

	September 30, 2025		December 31, 2024
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$18,391	$18,188	$16,503	$15,562
PPL Electric	5,707	5,559	5,214	4,862
LG&E	3,165	3,124	2,471	2,295
KU	3,760	3,611	3,066	2,750

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

Volumetric Risk

Volumetric risk is the risk related to the changes in volume of retail sales mainly due to weather, economic conditions or other factors. PPL is exposed to volumetric risk through its subsidiaries as described below:

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

PPL, LG&E and KU had no obligation to return or post cash collateral under master netting arrangements at September 30, 2025 and December 31, 2024.

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

For the three and nine months ended September 30, 2025 and 2024, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At September 30, 2025, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At September 30, 2025, LG&E held contracts with a notional amount of $64 million that mature in 2033.

Commodity Price Risk (PPL)

Economic Activity

RIE enters into derivative contracts that economically hedge natural gas purchases. Realized gains and losses from the derivatives are recoverable through regulated rates, therefore subsequent changes in fair value are included in regulatory assets or liabilities until they are realized as purchased gas. Realized gains and losses are recognized in "Energy Purchases" on the Statements of Income upon settlement of the contracts. At September 30, 2025, RIE held contracts with notional volumes of 52 Bcf that range in maturity from 2025 through 2029.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless the NPNS is elected. NPNS contracts include certain full requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at September 30, 2025 and December 31, 2024.

See Note 1 in each Registrant's 2024 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and the location of derivatives not designated as hedging instruments on the Balance Sheets:

	September 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities (a)
Gas contracts	$3	$6	$7	$10
Total current	3	6	7	10
Noncurrent:
Price Risk Management Assets/Liabilities (a)
Interest rate derivatives (b)	—	5	—	3
Gas contracts	1	5	2	3
Total noncurrent	1	10	2	6
Total derivatives	$4	$16	$9	$16

(a)Current portion is included in "Other current assets" and "Other current liabilities" and noncurrent portion is included in "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets. Excludes accrued interest, if applicable.
(b)Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended September 30, 2025.

	Three Months	Nine Months		Three Months	Nine Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate derivatives	$—	$1	Interest Expense	$(1)	$(2)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Nine Months
Gas contracts	Energy purchases	$(2)	$(7)
	Other income(expense) -net	—	(1)
	Total	$(2)	$(8)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Nine Months
Interest rate derivatives	Regulatory assets - noncurrent	$—	$(2)
Gas Contracts	Regulatory assets - current	—	3
	Regulatory liabilities - current	(3)	—
	Regulatory assets - noncurrent	(6)	(6)
	Total	$(9)	$(5)

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended September 30, 2024.

	Three Months	Nine Months		Three Months	Nine Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate derivatives	$—	$—	Interest Expense	$(1)	$(3)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Nine Months
Gas contracts	Energy purchases	$(6)	$(31)
	Total	$(6)	$(31)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Nine Months
Interest rate derivatives	Regulatory assets - noncurrent	$(3)	$—
Gas contracts	Regulatory assets - current	(2)	31
	Regulatory assets - noncurrent	(3)	3
	Total	$(8)	$34

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended September 30, 2025.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months	Nine Months
	Interest Expense	Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$210	$599
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate derivatives:
Amount of gain (loss) reclassified from AOCI to income	(1)	(2)

The following table presents the effect of cash flow hedge activity on the Statement of Income for the period ended September 30, 2024.

	Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
	Three Months	Nine Months
	Interest Expense	Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$188	$549
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate derivatives:
Amount of gain (loss) reclassified from AOCI to income	(1)	(3)

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	September 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Noncurrent:
Price Risk Management Assets/Liabilities:
Interest rate derivatives	$—	$5	$—	$3
Total noncurrent	—	5	—	3
Total derivatives	$—	$5	$—	$3

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended September 30, 2025.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Nine Months
Interest rate derivatives	Regulatory assets - noncurrent	$—	$(2)

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended September 30, 2024.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Nine Months
Interest rate derivatives	Regulatory assets - noncurrent	$(3)	$—

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
September 30, 2025
Derivatives
PPL	$4	$3	$—	$1	$16	$3	$—	$13
LG&E	—	—	—	—	5	—	—	5

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2024
Derivatives
PPL	$9	$5	$—	$4	$16	$5	$—	$11
LG&E	—	—	—	—	3	—	—	3

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

(PPL)

At September 30, 2025, derivative contracts in a net liability position that contain credit risk-related contingent features were $3 million. The aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade was $3 million.

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

The changes in the carrying amounts of AROs were as follows.

	PPL	LG&E	KU
Balance at December 31, 2024	$157	$84	$64
Accretion	6	3	3
Changes in estimated timing or cost	3	1	2
Obligations settled	(18)	(9)	(7)
Balance at September 30, 2025	$148	$79	$62

16. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended September 30 were as follows.

	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
		Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
June 30, 2025	$11	$4	$(3)	$(202)	$(190)
Amounts arising during the period	—	—	—	(3)	(3)
Reclassifications from AOCI	1	—	—	(1)	—
Net OCI during the period	1	—	—	(4)	(3)
September 30, 2025	$12	$4	$(3)	$(206)	$(193)

December 31, 2024	$9	$4	$(3)	$(194)	$(184)
Amounts arising during the period	1	—	—	(11)	(10)
Reclassifications from AOCI	2	—	—	(1)	1
Net OCI during the period	3	—	—	(12)	(9)
September 30, 2025	$12	$4	$(3)	$(206)	$(193)

June 30, 2024	$7	$4	$(4)	$(167)	$(160)
Amounts arising during the period	—	—	—	(4)	(4)
Reclassifications from AOCI	2	—	—	(1)	1
Net OCI during the period	2	—	—	(5)	(3)
September 30, 2024	$9	$4	$(4)	$(172)	$(163)

December 31, 2023	$6	$3	$(4)	$(168)	$(163)
Amounts arising during the period	—	1	—	(2)	(1)
Reclassifications from AOCI	3	—	—	(2)	1
Net OCI during the period	3	1	—	(4)	—
September 30, 2024	$9	$4	$(4)	$(172)	$(163)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the periods ended September 30.

	Three Months		Nine Months		Affected Line Item on the
Details about AOCI	2025	2024	2025	2024	Statements of Income
Qualifying derivatives
Interest rate derivatives	$(1)	$(1)	$(2)	$(3)	Interest Expense
Total Pre-tax	(1)	(1)	(2)	(3)
Income Taxes	—	(1)	—	—
Total After-tax	(1)	(2)	(2)	(3)

Defined benefit plans
Net actuarial loss (a)	1	1	1	3
Total Pre-tax	1	1	1	3
Income Taxes	—	—	—	(1)
Total After-tax	1	1	1	2

Total reclassifications during the period	$—	$(1)	$(1)	$(1)

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

Accounting for Internal-Use Software

In September 2025, the FASB issued guidance to clarify and modernize the accounting for costs related to internal-use software. This includes 1) eliminating the traditional stage-based model and requiring entities to start capitalizing software costs when (a) management has authorized/committed to funding the software project and (b) it is probable that the project will be completed and the software will be used to perform the function intended (“probable-to-complete recognition threshold”), 2) requiring entities to consider whether there is significant uncertainty associated with the development activities of the software when evaluating the probable-to-complete recognition threshold, and 3) clarifying disclosure requirements.

For all subjected entities, this guidance can be applied on either a prospective, modified, or retrospective basis. This guidance will be effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted.

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

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2025 with the same periods in 2024. The PPL "Results of Operations" also includes "Segment Earnings," which provides a detailed analysis of earnings by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

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

Financial and Operational Developments

Joint Venture Agreement with Blackstone Infrastructure (PPL)

On July 15, 2025, at the Pennsylvania Energy and Innovation Summit, PPL and Blackstone Infrastructure announced the creation of a joint venture to build, own and operate new electricity generation stations to power data centers in Pennsylvania under long-term energy services agreements (ESAs) to address underlying resource adequacy concerns in PJM. Construction of new generation stations will require the successful execution of ESAs with hyperscalers. PPL will own 51% of the joint venture interest and Blackstone Infrastructure will own 49%. The joint venture is actively engaged with hyperscalers, landowners, natural gas pipeline companies and turbine manufacturers, and has secured multiple land parcels to enable this new generation buildout; however, no ESAs with hyperscalers have been signed as of November 5, 2025.

Regulatory Requirements

(All Registrants)

The Registrants cannot predict the impact that future regulatory requirements may have on their financial condition or results of operations.

Rate Case Proceedings

(PPL and PPL Electric)

On September 30, 2025, PPL Electric filed a request with the PAPUC for an increase in distribution base rates of approximately $356 million, more than $50 million of which is already included in customer bills through rate recovery mechanisms, and approval of certain regulatory and accounting treatments. The proposed increase in distribution base rates would increase PPL Electric's total annual revenue by approximately 8.6%. The application is based on a fully projected future test year of July 1, 2026 through June 30, 2027 and requested an authorized ROE of 11.3%. Subject to PAPUC approval, new rates are expected to become effective on July 1, 2026. A ruling from the PAPUC is anticipated during the second quarter of 2026. PPL and PPL Electric cannot predict the outcome of the proceeding.

(PPL, LG&E and KU)

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

The applications are based on a forecasted test year of January 1, 2026 through December 31, 2026 and request an authorized ROE of 10.95%. Subject to KPSC approval, new rates are expected to become effective on January 1, 2026. Certain counterparties have intervened in the proceedings.

In addition, pursuant to prior orders of the KPSC, the LG&E and KU rate case application included an assessment of a potential legal merger of LG&E and KU and concluded a legal merger may be appropriate. LG&E and KU have requested the KPSC to determine whether LG&E and KU have requested a reasonable plan for merger. Ultimately, approval for a merger would be required from the KPSC, VSCC and FERC. There is no assurance that LG&E and KU would receive regulatory approval for a potential merger.

On October 20, 2025, LG&E and KU filed with the KPSC a stipulation and recommendation (the agreement) regarding a proposed resolution of issues with a majority of the intervenors in the proceedings.

Under the agreement, the parties propose that the KPSC should issue orders granting a revised aggregate increase in annual electricity and gas revenues of approximately $235 million, comprising increases of $58 million and $132 million in electricity revenues at LG&E and KU, respectively, and $45 million in gas revenues at LG&E. The agreement proposes a revised authorized ROE of 9.90%.

The agreement proposes a "stay out" commitment from LG&E and KU to refrain from effective base rate increases before August 1, 2028, subject to certain exceptions. In connection with the stay out period, the agreement also proposes the establishment of two new rate tracker mechanisms, a Generation Cost Recovery Adjustment Clause (GCR) and a Sharing Mechanism Adjustment Clause (SM).

The proposed GCR mechanism would provide LG&E and KU recovery and return on investment of covered costs (excluding fuel amounts, which LG&E and KU can recover via an existing rate mechanism) of relevant new generation and energy storage assets authorized in the 2022 and 2025 CPCN proceedings (excluding the Mill Creek Unit 6 NGCC in 2031, see "2025 CPCN" for more information regarding the Mill Creek Unit 6 NGCC) as they are placed in service.

The proposed SM mechanism would address any base rate revenue deficiency or surplus during the final thirteen months of the stay out period, July 2027 through July 2028, below or above a suggested ROE band of 9.40% to 10.15%. Any such base rate revenue deficiency or surplus would be collected from or returned to customers over a thirteen-month billing period beginning November 2028.

Following issuance of the 2025 CPCN Order, LG&E and KU filed supplemental testimony with the KPSC in the rate case proceedings seeking recovery of the Mill Creek Unit 2 stay open costs through a proposed additional rate adjustment clause mechanism.

The agreement further authorizes LG&E and KU to use regulatory deferral accounting for actual expenses above or below base rate levels for certain expenses including: pension and post-retirement benefits, storm restoration, vegetation management, transmission waivers and credits, and gas line or well activities, with recovery of such deferred asset or liability amounts to be addressed in future rate cases.

A KPSC hearing in the underlying proceedings commenced on November 3, 2025. The agreement, as well as matters raised by non-agreeing intervenors, are subject to KPSC review and action, including approval, denial or modification. LG&E and KU anticipate a ruling from the KPSC during the fourth quarter of 2025, although the KPSC has until March 31, 2026 to issue its final order. PPL, LG&E and KU cannot predict the outcome of these proceedings.

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

As a result of environmental requirements and aging infrastructure, LG&E has sought and obtained approval to retire two older coal-fired units at the Mill Creek Plant. Mill Creek Unit 1, with 300 MW of capacity, was retired in 2024. Mill Creek Unit 2, with 297 MW of capacity, was approved to be retired in 2027, subject to certain conditions. On October 28, 2025, in LG&E and KU's 2025 CPCN proceeding, the KPSC declined to rule on a request to extend the operation of Mill Creek Unit 2.

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

2025 CPCN

On February 28, 2025, LG&E and KU filed an application with the KPSC regarding certain future plans for new generation and generation-related construction matters. The proposals included in the application are intended to serve anticipated load growth, including from potential data center demand in LG&E's or KU's service territory. The proposals did not include retirements of coal or other fossil-fueled plants, which would require additional KPSC approval procedures under Kentucky legislation enacted in 2023 and 2024.

LG&E and KU submitted a joint application to the KPSC for approval of certain certificates of public convenience and necessity, site compatibility certificates, and accounting treatment, where applicable, relating to a number of generation-related plans or projects that generally are expected to become operational or established within the next six years. The aggregate projected capital expenditures associated with these proposals are currently expected to be $3.7 billion over the 2025 to 2031 period. Projected capital expenditures related to these proposals for the years 2025 through 2027 were included in PPL's, LG&E's and KU's projections in "Management Discussion and Analysis – Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash – Capital Expenditures" in the 2024 Form 10-K. The application includes proposals to build:

•a 645 MW NGCC generation unit at KU's E.W. Brown station (Brown Unit 12),
•a 645 MW NGCC generation unit at LG&E's Mill Creek station (Mill Creek Unit 6),
•a four-hour 400 MW (1,600 MWh total) battery energy storage system (BESS) at LG&E's Cane Run station, and
•a selective catalytic reduction (SCR) environmental facility at KU's Ghent station Unit 2 (Ghent Unit 2).

The new NGCC units are anticipated to be wholly owned by LG&E and the BESS unit jointly owned by LG&E (32%) and KU (68%), with actual project costs allocated consistent with LG&E's and KU's ultimate ownership shares and existing shared dispatch, cost allocation, tariff or other frameworks. The proposed Mill Creek Unit 6 NGCC is in addition to a new NGCC unit currently under construction at that location (Mill Creek Unit 5).

The filing also notes projected in service dates for the projects, including the Brown Unit 12 NGCC in 2030, the Mill Creek Unit 6 NGCC in 2031, the Cane Run BESS in 2028 and the Ghent Unit 2 SCR in 2028.

On July 29, 2025, LG&E and KU filed with the KPSC a stipulation and recommendation regarding a proposed resolution of issues with several of the intervenors in the CPCN proceeding (stipulation). The stipulation recommends to the KPSC the approval of the large majority of LG&E's and KU's requested generation-related projects and associated accounting matters, subject to certain changes. Under the stipulation, the parties agree the KPSC should issue an order granting a CPCN for the proposed: (a) Brown Unit 12 NGCC; (b) Mill Creek Unit 6 NGCC; and (c) Ghent Unit 2 SCR. In addition, the proposal to build the $775 million Cane Run BESS would be withdrawn without prejudice, the relevant costs regarding the proposed $1.4 billion Mill Creek Unit 6 NGCC would be recovered through a new rate tracker mechanism, and the retirement date for the existing Mill Creek Unit 2 coal plant would be extended from 2027 to the operational date of the proposed Mill Creek Unit 6 NGCC or afterwards, subject to relevant future economic analysis, regulatory or environmental authorizations. The stipulation also contains provisions relating to regulatory asset accounting, proposed data center tariffs, future renewable power requests-for-proposals and other matters. LG&E and KU would retain the right to seek approval of the potentially withdrawn Cane Run BESS or similar substitute project in future regulatory proceedings.

On October 28, 2025, the KPSC issued an order approving much of LG&E's and KU's July 2025 stipulation, with certain modifications. The order granted the requested CPCNs and site-related permits to construct the proposed Brown Unit 12 NGCC, Mill Creek Unit 6 NGCC, and Ghent Unit 2 SCR. The order authorized inclusion of relevant costs of the Ghent Unit 2 SCR in KU's existing environmental cost recovery rate mechanism. The order established a separate monitoring case to receive and consider information during the construction of Mill Creek Unit 6 NGCC.

The order approved requests regarding regulatory asset deferral accounting treatment for certain AFUDC related amounts and noted the KPSC's expectation that the stipulating parties would follow through with their commitments regarding tariffs and power supply contracts related to potential future data center or high load customers in LG&E's and KU's pending rate proceedings. The order also approved other elements of the stipulation or the originally-filed application, with minor modifications.

The KPSC decided not to approve LG&E's and KU's proposed new rate adjustment cost recovery mechanisms for certain costs associated with Mill Creek Unit 6 NGCC and costs associated with operating the Mill Creek Unit 2 coal plant beyond its original retirement date in 2027. However, the denials were without prejudice to resubmission and the KPSC encouraged the parties to provide additional evidence on such matters in separate proceedings. LG&E and KU are providing such evidence addressing recovery of the Mill Creek Unit 2 stay open costs in their pending rate case proceedings. Recovery of Mill Creek Unit 6 costs will be addressed in a future proceeding. The KPSC declined to rule on the matter related to the retirement date of Mill Creek Unit 2 coal plant.

In light of the conditional withdrawal in the stipulation, the order did not include a CPCN for the Cane Run BESS. LG&E and KU retain the right to seek approval of the Cane Run BESS project or similar substitute projects at any time in future regulatory proceedings.

The KPSC's order is subject to certain rights to request rehearing or appeal by LG&E and KU and all intervenors. LG&E and KU continue to evaluate the order and related matters and cannot predict the outcome should they or other parties decide to appeal or request a rehearing of these matters.

FERC Transmission Rate Filing

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going waivers and credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the U.S. Court of Appeals - D.C. Circuit (D.C. Circuit Court of Appeals) regarding the FERC's orders on the elimination of the mitigation and required transition mechanism. In August 2022, the D.C. Circuit Court of Appeals issued an order remanding the proceedings back to the FERC. On May 18, 2023, the FERC issued an order on remand reversing its 2019 decision and requiring LG&E and KU to refund credits previously withheld, including under such transition mechanism. LG&E and KU filed a petition for review of the FERC's May 18, 2023 order with the D.C. Circuit Court of Appeals and provided refunds in accordance with the FERC order on December 1, 2023. The FERC issued an order on LG&E's and KU's compliance filing on November 16, 2023, and LG&E and KU filed a petition for review of this November 16, 2023 order on February 14, 2024. The FERC issued the substantive order on rehearing on March 21, 2024, reaffirming its prior decision. On August 8, 2025, the D.C. Circuit Court of Appeals issued a procedural ruling vacating the FERC’s prior orders and remanded the matter back to the FERC for further proceedings. LG&E and KU cannot predict the ultimate outcome of the proceedings or any other post decision process but do not expect the annual impact to have a material effect on their operations or financial condition. LG&E and KU currently receive recovery of certain waivers and credits primarily through existing base rate levels. Additionally, LG&E’s and KU’s current Kentucky rate proceedings include requests regarding elements of regulatory liabilities or assets associated with potential future decreases or increases in the transmission waivers and credits that are the subject of these FERC proceedings.

(PPL)

Hold Harmless Implementation Agreement

As a condition to the Acquisition (as defined in Note 8 to the Financial Statements) of RIE in May 2022, PPL made a commitment to the Rhode Island Division of Public Utilities and Carriers to hold harmless Rhode Island customers from the impact of future rate increases resulting from changes in Accumulated Deferred Income Taxes as a result of the Acquisition (the Hold Harmless Commitment). On June 13, 2025, an agreement was entered into by and among RIE, PPL, PPL Rhode Island Holdings and the Rhode Island Division of Public Utilities and Carriers Advocacy Section to satisfy RIE's obligations under the Hold Harmless Commitment of approximately $155 million, and proposes to resolve that amount through bill credits issued to customers, with approximately $74 million to be issued throughout the first quarter of 2026 and approximately $81 million to be issued throughout the first quarter of 2027. The bill credits would be recorded as a reduction to revenue in the periods in which the credits are applied to customers' bills. On September 10, 2025, the Rhode Island Division of Public Utilities and Carriers approved the agreement. Also on September 10, 2025, the RIPUC opened a docket to evaluate RIE’s bill credit proposal, including the underlying rate accounting supporting the proposal, and required RIE to file a tariff advice with the RIPUC, which RIE filed on October 2, 2025. Discovery in this proceeding is ongoing and an evidentiary hearing is scheduled for November 18, 2025. PPL cannot predict the outcome of the RIPUC inquiry.

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

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2025 with the same periods in 2024. The "Segment Earnings" discussion provides a review of results by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

(PPL Electric, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2025 with the same periods in 2024.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis and Segment Earnings

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2025	2024	$ Change	2025	2024	$ Change
Operating Revenues	$2,239	$2,066	$173	$6,768	$6,251	$517

Operating Expenses
Operation
Fuel	231	207	24	657	597	60
Energy purchases	422	338	84	1,369	1,133	236
Other operation and maintenance	586	681	(95)	1,798	1,930	(132)
Depreciation	331	322	9	977	957	20
Taxes, other than income	100	90	10	314	271	43
Total Operating Expenses	1,670	1,638	32	5,115	4,888	227
Operating Income	569	428	141	1,653	1,363	290
Other Income (Expense) - net	39	32	7	90	86	4
Interest Expense	210	188	22	599	549	50
Income Before Income Taxes	398	272	126	1,144	900	244
Income Taxes	80	58	22	229	189	40
Net Income	$318	$214	$104	$915	$711	$204

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
PPL Electric distribution volumes (a)	$—	$18
PPL Electric PLR (b)	52	88
PPL Electric transmission formula rate (c)	22	39
LG&E ECR	7	5
LG&E volumes (a)	2	8
LG&E fuel and other energy purchases (d)	12	49
LG&E off-system sales (e)	2	9
KU volumes (a)	5	22
KU fuel and other energy purchases (f)	13	23
KU off-system sales (e)	2	16
RIE energy purchases and other recoveries (g)	21	125
RIE net metering presentation (h)	25	110
RIE capital investments	(3)	12
Other	13	(7)
Total	$173	$517

(a)The increases for the nine months ended September 30, 2025 were primarily due to weather and other higher usage.
(b)The increases were primarily the result of more PLR customers, higher prices and higher customer volumes.
(c)The increases were primarily due to returns on additional transmission capital investments.
(d)The increase for the three months ended September 30, 2025 was primarily due to higher recoveries of fuel expenses. The increase for the nine months ended September 30, 2025 was primarily due to higher recoveries of fuel expenses and energy purchases.
(e)The increases for the nine months ended September 30, 2025 were primarily due to higher volumes.
(f)The increases were primarily due to higher recoveries of fuel expenses.
(g)The increase for the three months ended September 30, 2025 was primarily due to higher recoveries of transmission expenses and energy efficiency costs. The increase for the nine months ended September 30, 2025 was primarily due to higher recoveries of transmission expenses, gas maintenance expenses and gross earnings taxes.
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

Fuel

Fuel increased $24 million for the three months ended September 30, 2025 compared with 2024, primarily due to an increase in commodity costs.

Fuel increased $60 million for the nine months ended September 30, 2025 compared with 2024, primarily due to a $38 million increase in commodity costs and a $22 million increase in volumes due to weather.

Energy Purchases

The increase (decrease) in energy purchases was due to:

	Three Months	Nine Months
PPL Electric PLR volumes	$8	$35
PPL Electric PLR prices	43	34
LG&E volumes	(3)	12
LG&E commodity costs	1	11
RIE net metering presentation (a)	25	110
RIE net metering	8	17
Other	2	17
Total	$84	$236
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

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Nine Months
PPL Electric storm costs	$(13)	$(5)
PPL Electric bad debt expenses	(2)	(17)
RIE gas maintenance expenses	—	21
RIE integration related expenses (a)	(20)	(68)
RIE transmission expenses	8	50
RIE bad debt expenses	(15)	(3)
RIE customer service expenses	8	25
RIE storm expenses	(6)	(6)
IT costs (b)	18	70
Transition costs associated with RIE (c)	(67)	(198)
Other	(6)	(1)
Total	$(95)	$(132)

(a)Certain transition services agreement costs in 2024 for IT systems that will not be part of PPL's ongoing operations.
(b)Primarily costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems.
(c)See Note 8 to the Financial Statements for additional information.

Taxes, Other Than Income

The increase (decrease) in taxes, other than income was due to:

	Three Months	Nine Months
State gross earnings and gross receipts tax (a)	$7	$41
Property tax expense	5	4
Other	(2)	(2)
Total	$10	$43

(a)The increase for the nine months ended September 30, 2025 was primarily due to the RIE Gross Earnings Tax Holiday Credit that took place in 2024.

Other Income (Expense) - net

The increase (decrease) in other income (expense) was due to:

	Three Months	Nine Months
Defined benefit plans - non-service credits (Note 9)	$(1)	$(9)
Interest income	(4)	(12)
AFUDC - equity component	10	25
Miscellaneous	2	—
Total	$7	$4

Interest Expense

The increase (decrease) in interest expense was due to:

	Three Months	Nine Months
Long-term debt (a)	$17	$41
Other	5	9
Total	$22	$50

(a)    The increases were primarily due to increased borrowings.

Income Taxes

The increase (decrease) in income taxes was due to:

	Three Months	Nine Months
Change in pre-tax income	$26	$51
Income tax credits	(2)	(5)
Utility rate-making tax adjustments (a)	(2)	(6)
Total	$22	$40

(a)    Primarily consists of tax impacts of AFUDC equity and related depreciation across PPL's regulated utility subsidiaries and flow through tax impacts of utility ratemaking. Flow through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

See Note 5 to the Financial Statements for additional information on income taxes.

Segment Earnings

PPL's Net Income (Loss) by reportable segment for the periods ended September 30 were as follows:

	Three Months			Nine Months
	2025	2024	$ Change	2025	2024	$ Change
Kentucky Regulated	$185	$169	$16	$534	$493	$41
Pennsylvania Regulated	159	142	17	482	441	41
Rhode Island Regulated	27	14	13	80	90	(10)
Corporate and Other (a)	(53)	(111)	58	(181)	(313)	132
Net Income (Loss)	$318	$214	$104	$915	$711	$204

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
• Acquisition and divestiture-related adjustments.
• Other charges or credits that are, in management's view, non-recurring or otherwise not reflective of the company's ongoing operations.

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended September 30 were as follows:

	Three Months			Nine Months
	2025	2024	$ Change	2025	2024	$ Change
Kentucky Regulated	$191	$172	$19	$548	$497	$51
Pennsylvania Regulated	160	142	18	485	458	27
Rhode Island Regulated	38	32	6	118	138	(20)
Corporate and Other	(34)	(36)	2	(112)	(99)	(13)
Earnings from Ongoing Operations	$355	$310	$45	$1,039	$994	$45

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

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results:

	Three Months			Nine Months
	2025	2024	$ Change	2025	2024	$ Change
Operating Revenues	$944	$895	$49	$2,841	$2,698	$143
Fuel	231	207	24	657	597	60
Energy purchases	23	25	(2)	149	124	25
Other operation and maintenance	201	196	5	601	593	8
Depreciation	180	178	2	535	531	4
Taxes, other than income	26	25	1	77	74	3
Total Operating Expenses	661	631	30	2,019	1,919	100
Other Income (Expense) - net	17	8	9	35	20	15
Interest Expense	68	60	8	191	181	10
Income Taxes	47	43	4	132	125	7
Net Income	185	169	16	534	493	41
Less: Special Items	(6)	(3)	(3)	(14)	(4)	(10)
Earnings from Ongoing Operations	$191	$172	$19	$548	$497	$51

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2025	2024	2025	2024
Strategic corporate initiatives, net of tax of $0 (a)	Other operation and maintenance	$—	$—	$—	$(1)
IT transformation, net of tax of $2, $4 (b)	Other operation and maintenance	(5)	—	(11)	—
Office relocation and related costs, net of tax of $1, $1 (c)	Other operation and maintenance	(1)	—	(3)	—
FERC transmission credit refund, net of tax of $0, $0 (d)	Operating Revenues	—	1	—	1
ECR beneficial reuse transition adjustment, net of tax of $2, $2 (e)	Operating Revenues	—	(4)	—	(4)
Total Special Items		$(6)	$(3)	$(14)	$(4)

(a)Costs incurred related to PPL's corporate centralization efforts.
(b)Costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems.
(c)Certain costs related to the relocation of corporate offices.
(d)Prior period impact related to a FERC refund order.
(e)Prior period impact for an adjustment related to the ECR mechanism revenues.

The changes in the components of the Kentucky Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

	Three Months	Nine Months
Operating Revenues	$45	$139
Fuel	(24)	(60)
Energy purchases	2	(25)
Other operation and maintenance	3	10
Depreciation	(1)	(4)
Taxes, other than income	(1)	(3)
Other Income (Expense) - net	9	15
Interest Expense	(8)	(10)
Income Taxes	(6)	(11)
Earnings from Ongoing Operations	19	51
Special Items, after-tax	(3)	(10)
Net Income	$16	$41

•Higher operating revenues for the three month period primarily due to a $25 million increase in recoveries of fuel and energy purchases, a $7 million increase in ECR revenues, a $6 million increase in sales volumes due to weather and a $5 million increase in off-system sales.

•Higher operating revenues for the nine month period primarily due to a $72 million increase in recoveries of fuel and energy purchases, a $30 million increase in sales volumes due to weather and a $25 million increase in off-system sales.

•Higher fuel expense for the three month period primarily due to an increase in commodity costs.

•Higher fuel expense for the nine month period primarily due to a $38 million increase in commodity costs and a $22 million increase in volumes due to weather.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment consists of the regulated electricity transmission and distribution operations of PPL Electric.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results:

	Three Months			Nine Months
	2025	2024	$ Change	2025	2024	$ Change
Operating Revenues	$786	$716	$70	$2,298	$2,159	$139
Energy purchases	224	177	47	622	544	78
Other operation and maintenance	160	176	(16)	481	511	(30)
Depreciation	105	101	4	307	300	7
Taxes, other than income	38	32	6	111	98	13
Total Operating Expenses	527	486	41	1,521	1,453	68
Other Income (Expense) - net	14	13	1	36	33	3
Interest Income from Affiliate	2	7	(5)	4	27	(23)
Interest Expense	67	61	6	189	184	5
Income Taxes	49	47	2	146	141	5
Net Income	159	142	17	482	441	41
Less: Special Items	(1)	—	(1)	(3)	(17)	14
Earnings from Ongoing Operations	$160	$142	$18	$485	$458	$27

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2025	2024	2025	2024
PPL Electric billing issue, net of tax of $5 (a)	Other operation and maintenance	$—	$—	$—	$(13)
Strategic corporate initiatives, net of tax of $2 (b)	Other operation and maintenance	—	—	—	(4)
Office relocation and related costs, net of tax of $1 (c)	Other operation and maintenance	—	—	(2)	—
IT transformation, net of tax of $0, $0 (d)	Other operation and maintenance	(1)	—	(1)	—
Total Special Items		$(1)	$—	$(3)	$(17)

(a)Certain expenses related to billing issues.
(b)Costs incurred related to PPL's corporate centralization and other strategic efforts.
(c)Certain costs related to the relocation of corporate offices.
(d)Costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

	Three Months	Nine Months
Operating Revenues	$70	$139
Energy purchases	(47)	(78)
Other operation and maintenance	17	11
Depreciation	(4)	(7)
Taxes, other than income	(6)	(13)
Other Income (Expense) - net	1	3
Interest Income from Affiliate	(5)	(23)
Interest Expense	(6)	(5)
Income Taxes	(2)	—
Earnings from Ongoing Operations	18	27
Special Items, after-tax	(1)	14
Net Income	$17	$41

•Higher operating revenues for the three month period primarily due to a $52 million increase in PLR and a $22 million increase in transmission formula rate revenue.

•Higher operating revenues for the nine month period primarily due to an $88 million increase in PLR, a $39 million increase in transmission formula rate revenue and a $18 million increase in distribution volumes.

•Higher energy purchases for the three month period primarily due to higher PLR prices.

•Higher energy purchases for the nine month period primarily due to higher PLR volumes of $35 million and higher PLR prices of $34 million.

•Lower other operation and maintenance for the three month period primarily due to a decrease in storm costs.

Rhode Island Regulated Segment

The Rhode Island Regulated segment consists of the regulated electricity transmission and distribution and natural gas distribution operations of RIE.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results:

	Three Months			Nine Months
	2025	2024	$ Change	2025	2024	$ Change
Operating Revenues	$509	$455	$54	$1,629	$1,393	$236
Energy purchases	173	135	38	598	464	134
Other operation and maintenance	196	211	(15)	610	547	63
Depreciation	45	42	3	131	123	8
Taxes, other than income	38	33	5	127	99	28
Total Operating Expenses	452	421	31	1,466	1,233	233
Other Income (Expense) - net	2	7	(5)	5	20	(15)
Interest Income from Affiliate	—	—	—	3	—	3
Interest Expense	28	25	3	78	72	6
Income Taxes	4	2	2	13	18	(5)
Net Income	27	14	13	80	90	(10)
Less: Special Items	(11)	(18)	7	(38)	(48)	10
Earnings from Ongoing Operations	$38	$32	$6	$118	$138	$(20)

The following after-tax gains (losses), which management considers special items, impacted the Rhode Island Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2025	2024	2025	2024
Acquisition integration, net of tax of $0, $3, ($2), $12 (a)	Other operation and maintenance	$(1)	$(18)	$6	$(48)
IT transformation, net of tax of $0, $1 (b)	Other operation and maintenance	(1)	—	(5)	—
Energy efficiency programs settlement, net of tax of $2 (c)	Other Income (Expense) - net	—	—	(6)	—
Post TSA adjustments, net of tax of $4 (d)	Operating Revenues	—	—	(14)	—
Post TSA adjustments, net of tax of $1 (d)	Other operation and maintenance	—	—	(3)	—
Post TSA adjustments, net of tax of $2 (d)	Other Income (Expense) - net	—	—	(6)	—
Post TSA adjustments, net of tax of $0 (d)	Interest Expense	—	—	(1)	—
Customer system integration impacts, net of tax of $2, $2 (e)	Other operation and maintenance	(9)	—	(9)	—
Total Special Items		$(11)	$(18)	$(38)	$(48)

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
(e)Certain collection process costs incurred due to the timing and implementation of the customer system integration.

The changes in the components of the Rhode Island Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

	Three Months	Nine Months
Operating Revenues	$52	$254
Energy purchases	(38)	(134)
Other operation and maintenance	6	(103)
Depreciation	(3)	(8)
Taxes, other than income	(5)	(28)
Other Income (Expense) - net	(2)	(5)
Interest Income from Affiliate	—	3
Interest Expense	(3)	(6)
Income Taxes	(1)	7
Earnings from Ongoing Operations	6	(20)
Special Items, after-tax	7	10
Net Income	$13	$(10)

•Higher operating revenues for the three month period primarily due to a $25 million increase related to the effects of conforming the presentation of RIE's net metering charges to that of PPL's other operating utilities beginning in the fourth quarter of 2024 and a $21 million increase in recovery of energy purchases, transmission expenses, gross earnings taxes and gas maintenance expenses and $6 million of other items that were not individually significant.

•Higher operating revenues for the nine month period primarily due to a $110 million increase related to the effects of conforming the presentation of RIE's net metering charges to that of PPL's other operating utilities beginning in the fourth quarter of 2024, a $125 million increase in recovery of energy purchases, transmission expenses, gross earnings taxes and gas maintenance expenses and a $12 million increase related to capital investments.

•Higher energy purchases for the three month period primarily due to a $25 million increase related to the effects of conforming the presentation of RIE's net metering charges to that of PPL's other operating utilities beginning in the fourth quarter of 2024, an $8 million increase in net metering and $5 million of other items that were not individually significant.

•Higher energy purchases for the nine month period primarily due to a $110 million increase related to the effects of conforming the presentation of RIE's net metering charges to that of PPL's other operating utilities beginning in the fourth quarter of 2024 and a $17 million increase in net metering.

•Lower operation and maintenance expense for the three month period primarily due to a $26 million decrease in bad debt expenses, partially offset by an $8 million increase in transmission expenses, a $6 million increase in energy efficiency expenses and a $5 million increase in IT costs.

•Higher operation and maintenance expense for the nine month period primarily due to a $50 million increase in transmission expenses, a $25 million increase in customer service costs, a $21 million increase for gas maintenance expenses and a $16 million increase in IT costs, partially offset by a $14 million decrease in bad debt expenses.

•Higher depreciation for the three and nine month periods primarily due to an increase in PP&E additions, net of retirements.

•Higher taxes, other than income for the three and nine month periods primarily due to an increase in gross earnings taxes.

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

	2025 Three Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$185	$159	$27	$(53)	$318
Less: Special Items (expense) benefit:
Acquisition integration, net of tax of $0, $4 (a)	—	—	(1)	(14)	(15)
IT transformation, net of tax of $2, $0, $0, $3 (b)	(5)	(1)	(1)	(5)	(12)
Office relocation and related costs, net of tax of $1 (c)	(1)	—	—	—	(1)
Customer system integration impacts, net of tax of $2 (d)	—	—	(9)	—	(9)
Total Special Items	(6)	(1)	(11)	(19)	(37)
Earnings from Ongoing Operations	$191	$160	$38	$(34)	$355

(a)Primarily includes integration and related costs associated with the acquisition of RIE.
(b)Costs associated with PPL’s restructuring and rebuilding of its IT infrastructure, organization and systems.
(c)Certain costs related to the relocation of corporate offices.
(d)Certain collection process costs incurred due to the timing and implementation of the customer system integration.

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
(d)Prior period impact related to a FERC refund order.
(e)Prior period impact of an adjustment related to the ECR mechanism revenues.

	2025 Nine Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$534	$482	$80	$(181)	$915
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of ($1) (a)	—	—	—	3	3
Acquisition integration, net of tax of ($2), $11 (b)	—	—	6	(41)	(35)
IT transformation, net of tax of $4, $0, $1, $8 (c)	(11)	(1)	(5)	(31)	(48)
Energy efficiency programs settlement, net of tax of $2 (d)	—	—	(6)	—	(6)
Office relocation and related costs, net of tax of $1, $1 (e)	(3)	(2)	—	—	(5)
Post TSA adjustments, net of tax of $7 (f)	—	—	(24)	—	(24)
Customer system integration impacts, net of tax of $2 (g)	—	—	(9)	—	(9)
Total Special Items	(14)	(3)	(38)	(69)	(124)
Earnings from Ongoing Operations	$548	$485	$118	$(112)	$1,039

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
(g)Certain collection process costs incurred due to the timing and implementation of the customer system integration.

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
(f)Prior period impact of an adjustment related to the ECR mechanism revenues.

PPL Electric: Statement of Income Analysis

Net income for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2025	2024	$ Change	2025	2024	$ Change
Operating Revenues	$786	$716	$70	$2,298	$2,159	$139
Operating Expenses
Operation
Energy purchases	224	177	47	622	544	78
Other operation and maintenance	160	176	(16)	481	511	(30)
Depreciation	105	101	4	307	300	7
Taxes, other than income	38	32	6	111	98	13
Total Operating Expenses	527	486	41	1,521	1,453	68
Operating Income	259	230	29	777	706	71
Other Income (Expense) - net	14	13	1	36	33	3
Interest Income from Affiliate	2	7	(5)	4	27	(23)
Interest Expense	67	61	6	189	184	5
Income Before Income Taxes	208	189	19	628	582	46
Income Taxes	49	47	2	146	141	5
Net Income	$159	$142	$17	$482	$441	$41

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
Distribution price	$(3)	$(5)
Distribution volume (a)	—	18
PLR (b)	52	88
Transmission formula rate (c)	22	39
Other	(1)	(1)
Total	$70	$139

(a)The increase for the nine months ended September 30, 2025 was primarily due to weather and other higher usage.
(b)The increases were primarily the result of more PLR customers, higher prices and higher customer volumes.
(c)The increases were primarily due to returns on additional transmission capital investments.

Energy Purchases

Energy purchases increased $47 million for the three months ended September 30, 2025 compared with 2024, primarily due to higher PLR prices.

Energy purchases increased $78 million for the nine months ended September 30, 2025 compared with 2024, primarily due to higher PLR volumes of $35 million and higher PLR prices of $34 million.

Other Operation and Maintenance

Other operation and maintenance decreased $16 million for the three months ended September 30, 2025 compared with 2024, primarily due to lower storm costs.

Other operation and maintenance decreased $30 million for the nine months ended September 30, 2025 compared with 2024, primarily due to lower bad debts.

LG&E: Statement of Income Analysis
Net income for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2025	2024	$ Change	2025	2024	$ Change
Operating Revenues
Retail and wholesale	$420	$396	$24	$1,293	$1,219	$74
Electric revenue from affiliate	7	1	6	17	20	(3)
Total Operating Revenues	427	397	30	1,310	1,239	71
Operating Expenses
Operation
Fuel	97	75	22	254	228	26
Energy purchases	17	19	(2)	128	105	23
Energy purchases from affiliate	6	11	(5)	18	19	(1)
Other operation and maintenance	91	84	7	271	259	12
Depreciation	77	76	1	228	229	(1)
Taxes, other than income	13	13	—	39	38	1
Total Operating Expenses	301	278	23	938	878	60
Operating Income	126	119	7	372	361	11
Other Income (Expense) - net	8	3	5	16	9	7
Interest Income from Affiliate	—	1	(1)	—	1	(1)
Interest Expense	30	26	4	83	78	5
Income Before Income Taxes	104	97	7	305	293	12
Income Taxes	21	20	1	61	61	—
Net Income	$83	$77	$6	$244	$232	$12
Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
Fuel and other energy purchases (a)	$16	$40
Volumes (b)	2	8
Off-system sales (c)	3	13
ECR (d)	7	5
Other	2	5
Total	$30	$71

(a)The increase for the three months ended September 30, 2025 was primarily due to higher recoveries of fuel expenses. The increase for the nine months ended September 30, 2025 was primarily due to higher recoveries of fuel expenses and energy purchases.
(b)The increase for the nine months ended September 30, 2025 was primarily due to weather.
(c)The increase for the nine months ended September 30, 2025 was primarily due to higher volumes.
(d)The increase for the three months ended September 30, 2025 was primarily due to a 2024 adjustment related to the ECR mechanism revenues.

Fuel

Fuel expense increased $22 million for the three months ended September 30, 2025 compared with 2024, primarily due to a $12 million increase in volumes primarily due to weather and a $9 million increase in commodity costs.

Fuel expense increased $26 million for the nine months ended September 30, 2025 compared with 2024, primarily due to an increase in commodity costs.

Energy Purchases

Energy purchases increased $23 million for the nine months ended September 30, 2025 compared with 2024, primarily due to a $12 million increase in volumes primarily due to weather and an $11 million increase in commodity costs.

Energy Purchases from Affiliate

Energy purchases from affiliate decreased $5 million for the three months ended September 30, 2025 compared with 2024, primarily due to lower volumes.

Other Operation and Maintenance

Other operation and maintenance increased $7 million for the three months ended September 30, 2025 compared with 2024, primarily due to higher IT costs.

Other Income (Expense) - net

Other income (expense) increased $5 million for the three months ended September 30, 2025 compared with 2024, due to $3 million of higher miscellaneous other income and $2 million of higher AFUDC equity.

Interest Expense

Interest expense increased $4 million for the three months ended September 30, 2025 compared with 2024, primarily due to increased borrowings.

KU: Statement of Income Analysis

Net income for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2025	2024	$ Change	2025	2024	$ Change
Operating Revenues
Retail and wholesale	$524	$498	$26	$1,548	$1,479	$69
Electric revenue from affiliate	6	11	(5)	18	19	(1)
Total Operating Revenues	530	509	21	1,566	1,498	68
Operating Expenses
Operation
Fuel	135	131	4	404	369	35
Energy purchases	6	7	(1)	20	19	1
Energy purchases from affiliate	7	1	6	17	20	(3)
Other operation and maintenance	101	103	(2)	303	306	(3)
Depreciation	102	102	—	305	302	3
Taxes, other than income	13	12	1	38	36	2
Total Operating Expenses	364	356	8	1,087	1,052	35
Operating Income	166	153	13	479	446	33
Other Income (Expense) - net	9	4	5	19	10	9
Interest Expense	38	35	3	108	102	6
Interest Expense with Affiliate	—	—	—	—	1	(1)
Income Before Income Taxes	137	122	15	390	353	37
Income Taxes	28	24	4	78	70	8
Net Income	$109	$98	$11	$312	$283	$29

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
Fuel and other energy purchases (a)	$8	$21
Volumes (b)	5	22
Off-system sales (c)	2	16
ECR	5	1
Other	1	8
Total	$21	$68

(a)The increase for the three months ended September 30, 2025 was primarily due to higher recoveries of fuel expenses and energy purchases from affiliate. The increase for the nine months ended September 30, 2025 was primarily due to higher recoveries of fuel expenses.
(b)The increase for the nine months ended September 30, 2025 was primarily due to weather.
(c)The increase for the nine months ended September 30, 2025 was primarily due to higher volumes.

Fuel

Fuel expense increased $4 million for the three months ended September 30, 2025 compared with 2024, primarily due to a $10 million increase in commodity costs, partially offset by a $6 million decrease in volumes primarily due to weather.

Fuel expense increased $35 million for the nine months ended September 30, 2025 compared with 2024, primarily due to a $19 million increase in volumes primarily due to weather and a $16 million increase in commodity costs.

Energy Purchases from Affiliate

Energy purchases from affiliate increased $6 million for the three months ended September 30, 2025 compared with 2024, primarily due to an increase in volumes.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information for each of the Registrants as applicable.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL	PPL Electric	LG&E	KU
September 30, 2025
Cash and cash equivalents	$1,102	$13	$515	$341
Short-term debt	595	—	—	—
Long-term debt due within one year	1,455	—	390	414
Notes payable to affiliates		—	—	—

December 31, 2024
Cash and cash equivalents	$306	$24	$8	$13
Short-term debt	303	—	25	140
Long-term debt due within one year	551	—	300	250
Notes payable to affiliates		—	43	73

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the nine month periods ended September 30, and the changes between periods, were as follows.

	PPL	PPL Electric	LG&E	KU
2025
Operating activities	$2,081	$719	$538	$647
Investing activities	(2,860)	(1,362)	(561)	(681)
Financing activities	1,559	632	522	354
2024
Operating activities	$1,829	$689	$456	$612
Investing activities	(1,944)	(1,240)	(327)	(463)
Financing activities	316	535	(143)	(151)
Change - Cash Provided (Used)
Operating activities	$252	$30	$82	$35
Investing activities	(916)	(122)	(234)	(218)
Financing activities	1,243	97	665	505

Operating Activities

The components of the change in cash provided by (used in) operating activities for the nine months ended September 30, 2025 compared with 2024 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Net income	$204	$41	$12	$29
Non-cash components	54	(24)	2	27
Working capital	32	33	66	(13)
Other operating activities	(38)	(20)	2	(8)
Total	$252	$30	$82	$35

(PPL)

PPL's cash provided by operating activities in 2025 increased $252 million compared with 2024.
•Net income increased $204 million between the periods and included an increase in non-cash components of $54 million.

•The $32 million increase in cash from changes in working capital was primarily due to a decrease in net regulatory assets (primarily due to the timing of rate recovery mechanisms), a decrease in prepayments (primarily due to the timing of payments), an increase in accounts payable (primarily due to the timing of payments) and an increase in taxes payable (primarily due to the timing of payments), partially offset by an increase in accounts receivable (primarily due to the timing of payments).

•The $38 million decrease in cash provided by other operating activities was driven primarily by an increase in other assets (primarily related to long-term cloud prepayments).

(PPL Electric)

PPL Electric's cash provided by operating activities in 2025 increased $30 million compared with 2024.
•Net income increased $41 million between the periods and included a decrease in non-cash components of $24 million. The decrease in non-cash components was primarily due to a decrease in deferred income taxes and investment tax credits (primarily due to book versus tax plant timing differences).

•The $33 million increase in cash from changes in working capital was primarily due to increases in taxes payable (primarily due to timing of payments), a decrease in net regulatory assets (primarily due to the timing of rate recovery mechanisms) and a decrease in prepayments (primarily due to the timing of payments), partially offset by an increase in accounts receivable (primarily due to the timing of payments).

•The $20 million decrease in cash provided by other operating activities was driven primarily by an increase in noncurrent regulatory assets (primarily related to an increase in storm costs).

(LG&E)

LG&E's cash provided by operating activities in 2025 increased $82 million compared with 2024.
•Net income increased $12 million between the periods.

•The $66 million increase in cash from changes in working capital was primarily due to a decrease in accounts receivable (primarily due to weather), an increase in accounts payable (primarily due to timing of payments) and a decrease in fuel, materials and supplies (primarily due to a decrease in coal volume), partially offset by a decrease in current regulatory assets (primarily due to the timing of rate recovery mechanisms).

(KU)

KU's cash provided by operating activities in 2025 increased $35 million compared with 2024.
•Net income increased $29 million between the periods and included an increase in non-cash components of $27 million, primarily due to an increase in deferred income taxes and investment tax credits (primarily due to book versus tax plant timing differences).

•The $13 million decrease in cash from changes in working capital was primarily due to a decrease in net regulatory liabilities (primarily due to timing of regulatory mechanisms) and an increase in fuel, materials and supplies (primarily due to an increase in coal volume), partially offset by a decrease in accounts receivable (primarily due to weather).

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities for the nine months ended September 30, 2025 compared with 2024 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Expenditures for PP&E	$(923)	$(262)	$(234)	$(218)
Notes receivable from affiliate	—	131	—	—
Other investing activities	7	9	—	—
Total	$(916)	$(122)	$(234)	$(218)

For PPL, the increase in expenditures for PP&E was due to an increase in project expenditures at PPL Electric, RIE, LG&E and KU. The increase in expenditures at PPL Electric was primarily due to increases in transmission and distribution projects. The increase in expenditures at LG&E was primarily due to Mill Creek Unit 5, Calvary transmission pipeline installation and the E.W. Brown battery storage project. The increase in expenditures at KU was primarily due to Mill Creek Unit 5.

For PPL Electric, the change in "Notes receivable from affiliate" activity resulted from payments received of $131 million from an affiliate. See Note 11 to the Financial Statements for further discussion of intercompany borrowings.

Financing Activities

(All Registrants)

PPL regularly analyzes and evaluates its capital structure and may explore potential transactions, including debt or equity purchases and/or exchanges from time to time through redemptions, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions.

The components of the change in cash provided by (used in) financing activities for the nine months ended September 30, 2025 compared with 2024 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$1	$(153)	$700	$700
Dividends	(36)	(15)	(10)	(12)
Capital contributions/distributions, net	—	(245)	85	73
Change in short-term debt, net	1,284	509	(25)	(47)
Net increase (decrease) in notes payable with affiliate	—	—	(77)	(201)
Other financing activities	(6)	1	(8)	(8)
Total	$1,243	$97	$665	$505

See Note 7 to the Financial Statements in this Form 10-Q for information on 2025 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 8 to the Financial Statements in the Registrants' 2024 Form 10-K for information on 2024 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At September 30, 2025, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (c)	Unused Capacity
PPL Capital Funding Credit Facilities (a)	$1,600	$—	$596	$1,004
PPL Electric Credit Facility	750	—	1	749
LG&E Credit Facility	600	—	—	600
KU Credit Facility	600	—	—	600
Total Credit Facilities (b)	$3,550	$—	$597	$2,953

(a)Includes a $1.5 billion syndicated credit facility with a $250 million borrowing sublimit for RIE and a $1.25 billion sublimit for PPL Capital Funding. RIE’s borrowing sublimit is adjustable, at the borrowers’ option, from $0 to $600 million, with the remaining balance of the $1.5 billion available under the facility allocated to PPL Capital Funding. At September 30, 2025, PPL Capital Funding had $445 million of commercial paper outstanding and RIE had $151 million of commercial paper outstanding. RIE's obligations under the facility are not guaranteed by PPL.
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

Commercial Paper (All Registrants)

The Registrants, and PPL Capital Funding and RIE, maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facility, with PPL Capital Funding and RIE’s issuances supported by PPL Capital Funding’s syndicated credit facility. The following commercial paper programs were in place at September 30, 2025:

	Capacity	Commercial Paper Issuances (b)	Unused Capacity
PPL Capital Funding (a)	$1,600	$445	$1,155
RIE (a)	400	151	249
PPL Electric	750	—	750
LG&E	600	—	600
KU	600	—	600
Total PPL	$3,950	$596	$3,354

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

(PPL)

Equity Security Activities

ATM Program

In February 2025, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $2 billion of its common stock through an ATM Program, which may utilize an optional forward sales component. Each forward contract under the agreement must be settled within 24 months. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. During the nine months ended September 30, 2025, PPL entered into forward contracts to sell approximately 38.7 million shares of its common stock at a blended initial forward price of approximately $35.50 per share. The forward sale price may be adjusted based on changes in daily interest rates, for certain stock loan fees as determined by a third-party agent, and will be subject to predetermined reductions based on expected dividends. Each outstanding forward contract must be settled on or before dates ranging from December 30, 2025 to August 11, 2027. PPL may elect, at its discretion, to physically settle, net share settle or net cash settle the forward contracts. At September 30, 2025, PPL could have settled the forward sale contracts with physical delivery of approximately 38.7 million shares of common stock for proceeds of approximately $1.4 billion. The forward contracts under the ATM program are classified as equity transactions.

Common Stock Dividends

In August 2025, PPL declared a quarterly common stock dividend, payable October 1, 2025, of 27.25 cents per share. Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

Ratings Triggers

(PPL, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, and interest rate instruments, contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL for derivative contracts in a net liability position at September 30, 2025.

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

The following interest rate hedges were outstanding at September 30, 2025.

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at September 30, 2025 is shown below.

10% Adverse Movement in Rates on Fair Value of Debt
PPL	$727
PPL Electric	288
LG&E	137
KU	177

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

Volumetric Risk

Volumetric risk is the risk related to the changes in volume of retail sales mainly due to weather, economic conditions or other factors. PPL is exposed to volumetric risk through its subsidiaries as described below:

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

The information below represents an update to “Item 1. Business – Environmental Matters” in the Registrants' 2024 Form 10-K.

(PPL, LG&E and KU)

EPA Deregulatory Initiative

On March 12, 2025, the EPA announced a plan to reconsider 31 environmental rules including the Section 111 performance standards and emissions limits for greenhouse gases, the endangerment finding for greenhouse gases, the Good Neighbor Plan, the Mercury and Air Toxics Standards, revisions to the fine particulate matter standard, the ELGs, and the CCRs Rule. Supplementing previous Executive Orders directing various regulatory changes, on April 9, 2025, President Trump issued an Executive Order and Presidential Memorandum directing review of existing rules, repeal of unlawful rules, and initiation of a zero-based budgeting process by which certain rules would automatically expire unless extended. While the administration may seek to implement some regulatory changes outside of the rulemaking process, changes to existing rules are generally expected to require formal rulemaking proceedings. Any final EPA actions repealing or revising current rules will likely result in legal challenges. PPL, LG&E, and KU are unable to predict future regulatory changes, if any, that may result from the EPA’s deregulatory plan or the outcome of any associated legal challenges. PPL, LG&E, and KU are closely monitoring the ongoing EPA initiative and any related litigation for the impact to our business including planned capital expenditures to comply with the EPA rules.

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

New Accounting Guidance (All Registrants)

There has been no new accounting guidance adopted in 2025. See Note 17 to the Financial Statements for discussion of significant accounting guidance pending adoption as of September 30, 2025.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) have concluded that, as of September 30, 2025, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the third quarter of 2025 see:

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of our directors or executive officers adopted, terminated or modified any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits has heretofore been filed with the SEC and pursuant to Rule 12(b)-23 are incorporated herein by reference. Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

4(a)	-	Supplemental Indenture No. 26, dated as of August 1, 2025, of PPL Electric Utilities Corporation to The Bank of New York Mellon, as Trustee (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated August 6, 2025)
4(b)	-	Supplemental Indenture No. 10, dated as of August 1, 2025, of Louisville Gas and Electric Company to The Bank of New York Mellon, as Trustee (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated August 13, 2025)
4(c)	-	Supplemental Indenture No. 11, dated as of August 1, 2025, of Kentucky Utilities Company to The Bank of New York Mellon, as Trustee (Exhibit 4(c) to PPL Corporation Form 8-K Report (File No. 1-11459) dated August 13, 2025)
*4(d)	-	Supplemental Indenture No. 27, dated as of September 15, 2025, of PPL Electric Utilities Corporation to The Bank of New York Mellon, as Trustee
*[_]10(a)	-	Amended and Restated PPL Executive Deferred Compensation Plan, dated December 20, 2024
*[_]10(b)	-	Amendment No. 1 to said PPL Executive Deferred Compensation Plan, dated August 25, 2025

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2025, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2025, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	November 5, 2025	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	November 5, 2025	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting and Financial Officer)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	November 5, 2025	/s/ Christopher M. Garrett
Christopher M. Garrett Vice President-Finance and Accounting
(Principal Accounting and Financial Officer)