Form 10-K
period 2025-12-31
PPL Corp; PPL ELECTRIC UTILITIES CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2026-02-20
CIK 922224, 317187, 55387, 60549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2025
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

Indicate by check mark whether each registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

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

As of June 30, 2025, PPL Corporation had 739,306,310 shares of its $0.01 par value Common Stock outstanding. The aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $25,055,090,846. As of January 30, 2026, PPL Corporation had 751,306,792 shares of its $0.01 par value Common Stock outstanding.

As of January 30, 2026, PPL Corporation held all 66,368,056 outstanding common shares, no par value, of PPL Electric Utilities Corporation.

As of January 30, 2026, LG&E and KU Energy LLC held all 21,294,223 outstanding common shares, no par value, of Louisville Gas and Electric Company.

As of January 30, 2026, LG&E and KU Energy LLC held all 37,817,878 outstanding common shares, no par value, of Kentucky Utilities Company.

PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

PPL Corporation has incorporated herein by reference certain sections of PPL Corporation's 2026 Notice of Annual Meeting and Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025 and which will provide the information required by Part III of this Report.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2025

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

PPL WPD Limited - Prior to the sale of the U.K. utility business on June 14, 2021, PPL WPD Limited was an indirect parent to WPD. PPL WPD Limited was not included in the sale of the U.K. utility business on June 14, 2021. PPL WPD Limited was dissolved June 17, 2025.

RIE - Rhode Island Energy, the name under which Narragansett Electric provides gas and electric services to customers in Rhode Island.
i

Other terms and abbreviations

£ - British pound sterling.

401(h) account(s) - a sub account established within a qualified pension trust to provide for the payment of retiree medical costs.

2024 Form 10-K - Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2024.

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

CLC - Corporate Leadership Council - executive management committee that is comprised of the President and Chief Executive Officer, Chief Technology and Innovation Officer, Chief Financial Officer, Chief Human Resources Officer, Chief Legal Officer, Chief Operating Officer-Utilities, Executive Vice President of Engineering, Construction and Generation.

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

GHG(s) - greenhouse gas(es).

GWh - gigawatt-hour, one million kilowatt hours.

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

LCIDA - Lehigh County Industrial Development Authority.

LG&E 2010 Mortgage Indenture - LG&E's indenture, dated as of October 1, 2010, to the Bank of New York Mellon, as supplemented.

LRS - Last Resort Service, the role of RIE in providing default electricity supply within its delivery area to all customers who have not elected to receive their electric supply from a non-regulated power producer or any customer who, for any reason, has stopped receiving generation service from a non-regulated power producer.

McF - one thousand cubic feet, a unit of measure for natural gas.

MMBtu - one million British Thermal Units.

Moody's - Moody's Ratings, a division of Moody's Corporation, a credit rating agency.

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

ROE - Return on equity.

Safari - Safari Energy, LLC, which was, prior to the sale of Safari Holdings on November 1, 2022, a subsidiary of Safari Holdings that provided solar energy solutions for commercial customers in the U.S.

Safari Holdings - Safari Holdings, LLC, which was, prior to its sale on November 1, 2022, a subsidiary of PPL and parent holding company of Safari.

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
v

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

VEBA - Voluntary Employee Beneficiary Association, a tax-exempt trust under the Internal Revenue Code Section 501 (c)(9) used by employers to fund and pay eligible medical, life and similar benefits.

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
•catastrophic events such as epidemic or pandemic health events, wildfires, earthquakes, explosions, floods, droughts, tornadoes, hurricanes and other extreme weather-related events (including events potentially caused or exacerbated by climate change) and their impact on economic conditions, financial markets and supply chains;
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
•the effect of existing trade policies (including tariffs and other trade measures), the establishment of additional trade policies or subsequent changes to trade policies once announced or implemented, on the cost or availability of imported goods;
•significant changes in the demand for electricity, including uncertainties related to projected rapid growth in electricity demand driven primarily by data centers and other large load customers and the related requirement for substantial new generation and transmission investment, which may create capital access, revenue recovery and customer affordability risks;
•expansion of alternative and distributed sources of electricity generation and storage;
•the effectiveness of our risk management programs, including commodity and interest rate hedging;
•prolonged or recurring US federal government shutdowns;
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
•development of new projects, markets and technologies, including the potential impact of advancing technologies on the electricity demand required by data centers and other large load customers;
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

PPL's principal subsidiaries at December 31, 2025 are shown below (* denotes a Registrant).

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

Segment Information

(PPL)

PPL is organized into three reportable segments as depicted in the chart above: Kentucky Regulated, which primarily represents the results of LG&E and KU, Pennsylvania Regulated, which primarily represents the results of PPL Electric, and Rhode Island Regulated, which primarily represents the results of RIE. "Corporate and Other" primarily includes corporate level financing costs, certain unallocated corporate costs, and certain non-recoverable costs incurred in conjunction with the acquisition of RIE.

A comparison of PPL's Regulated segments is shown below.

	Kentucky	Pennsylvania	Rhode Island
	Regulated	Regulated	Regulated
For the year ended December 31, 2025:
Operating Revenues (in billions)	$3.8	$3.1	$2.2
Net Income (in millions)	$674	$639	$85
Electricity delivered (GWh)	31,368	37,186	7,165
Natural gas delivered (Bcf)	47	—	40
At December 31, 2025:
Regulatory Asset Base (in billions) (a)	$13.6	$11.1	$4.3
Service area (in square miles)	8,000	10,000	1,200
Customers (in millions)	1.4	1.5	0.8

(a)Represents capitalization for Kentucky Regulated and rate base for Pennsylvania Regulated and Rhode Island Regulated. The amount for Pennsylvania Regulated reflects estimated 2025 year-end rate base for Pennsylvania electric distribution. The amount for Rhode Island Regulated excludes acquisition-related adjustments for non-earning assets.

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

(PPL, LG&E and KU)

LG&E and KU are engaged in the regulated generation, transmission, distribution and sale of electricity in Kentucky and, in KU's case, also Virginia. LG&E also engages in the distribution and sale of natural gas in Kentucky. LG&E provides electric service to approximately 443,000 customers and provides natural gas service to approximately 336,000 customers in Louisville and 16 surrounding counties, covering approximately 700 square miles. KU provides electric service to approximately 553,000 customers in 77 counties in central, southeastern and western Kentucky and approximately 28,000 customers in five counties in southwestern Virginia, covering approximately 4,800 non-contiguous square miles. KU also sells wholesale electricity to two municipalities in Kentucky under load following contracts.

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

Power Supply

At December 31, 2025, LG&E owned generating capacity of 2,466 MW and KU owned generating capacity of 4,798 MW. See "Item 2. Properties - Kentucky Regulated Segment" for a complete list of generating facilities.

The system capacity of LG&E's and KU's owned generation is based upon several factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changes in circumstances.

During 2025, LG&E's and KU's power plants generated the following amounts of electricity:

	GWh
Fuel Source	LG&E	KU
Coal	10,331	14,738
Gas	1,613	4,899
Hydro	220	105
Solar	8	12
Total (a)	12,172	19,754

(a)This generation represents an increase for LG&E of 3% and an increase for KU of 5% from 2024 output.

The majority of LG&E's and KU's generated electricity was used to supply their retail customer bases.

LG&E and KU jointly dispatch their generation units with the lowest cost generation used to serve their customers. When LG&E has excess generation capacity after serving its own customers and its generation cost is lower than that of KU, KU purchases electricity from LG&E and vice versa.

Due to environmental requirements, energy efficiency measures, and the relative cost of replacement resources, as of December 31, 2025, LG&E and KU have retired approximately 1,500 MW of coal-fired generation plants since 2010.

LG&E and KU received approval from the KPSC to develop a 4 MW Solar Share facility to service a Solar Share program. The Solar Share program is a voluntary program that allows customers to subscribe capacity in the Solar Share facility. Construction commences, in 500-kilowatt phases, when subscription is complete. Through December 31, 2025, construction of five 500-kilowatt phases was completed. LG&E and KU continue to market the program and are accepting subscriptions for the sixth 500-kilowatt phase.

On November 6, 2023, the KPSC issued an order approving LG&E's and KU's December 15, 2022 CPCN requests (i) to construct a 645 MW net summer rating NGCC combustion turbine at LG&E's Mill Creek Generating Station in Jefferson County, Kentucky, (ii) to construct a 120 MWac solar photovoltaic electric generating facility in Mercer County, Kentucky, (iii) to acquire a 120 MWac solar facility to be built by a third-party solar developer in Marion County, Kentucky and (iv) to construct a 125 MW, 4-hour battery energy storage system facility at KU's E.W. Brown Generating Station. The order also authorized LG&E's and KU's entry into four potential solar PPAs, subject to certain conditions, but deferred for future proceedings specific decisions on cost recovery treatment or mechanisms. Agreements related to two of the four potential solar PPAs have been terminated. One PPA agreement was terminated by the developer due to land control issues. The second agreement terminated contractually due to a PPA price increase that was not acceptable to LG&E and KU. Further, the order approved the new, adjusted or expanded energy efficiency programs contained in the requested 2024-2030 DSM plan.

The KPSC order included approval of the requested retirements of two existing coal-fired generation units, LG&E's Mill Creek Unit 1 (300 MW) in 2024, which occurred on December 31, 2024, and Mill Creek Unit 2 (297 MW) in 2027, subject to certain conditions, and three small gas-fired units. LG&E subsequently requested for Mill Creek Unit 2 to remain operational past the 2027 date. The order denied approval of the retirement of KU's E.W. Brown 3 Unit (412 MW) and Ghent Unit 2 (486 MW) in 2028 at this time, citing the need for additional clarity regarding environmental compliance regulations.

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

See "2025 CPCN" and "Rate Case Proceedings" in Note 7 to the Financial Statements for additional information on the 2025 application filed with the KPSC regarding certain future plans for new generation and generation-related construction matters.

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

LG&E and KU have firm contracts for a portion of the natural gas fuel for Cane Run Unit 7 through 2027. The bulk of the natural gas fuel is expected to be purchased on the spot market.

(PPL and LG&E)

Natural Gas Distribution Supply

Four underground natural gas storage fields in service, with a current working natural gas capacity of approximately 11 Bcf, are used to provide natural gas service to LG&E's firm sales customers. Natural gas is stored during the summer season for withdrawal during the following winter heating season. Without this storage capacity, LG&E would need to purchase additional natural gas and pipeline transportation services during winter months when customer demand increases, and the cost of natural gas supply and pipeline transportation services are expected to be higher. At December 31, 2025, LG&E had 9.7 Bcf of natural gas stored underground with a carrying value of $33 million.

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

LG&E purchases natural gas supply transportation services from two pipelines. LG&E has a set of contracts with one pipeline that are subject to termination by LG&E between 2028 and 2031. Total winter season capacity under these contracts is 184,900 MMBtu/day and summer season capacity is 60,000 MMBtu/day. LG&E has two additional contracts with this same pipeline. One contract is for pipeline capacity through 2031 for 60,000 MMBtu/day during both the winter and summer seasons. The other contract is for pipeline capacity through 2028 for 30,000 MMBtu/day during the winter season. LG&E has two contracts with a second pipeline with a total capacity of 40,000 MMBtu/day during both the winter and summer seasons that expire in 2030.

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

Prior to January 1, 2026, LG&E's and KU's Kentucky base rates were calculated based on a return on capitalization (common equity, long-term debt and short-term debt) including adjustments for certain net investments and costs recovered separately through other means. Effective January 1, 2026, pursuant to the KPSC rate case, Kentucky base rates are calculated based on a return on rate base (net utility plant plus certain regulatory assets and working capital less accumulated deferred income taxes and certain regulatory liabilities) and include recovery of applicable operations and maintenance expenses.

KU's Virginia base rates are calculated based on a return on rate base (net utility plant plus certain regulatory assets and working capital less accumulated deferred income taxes, certain regulatory liabilities and miscellaneous deductions) and include recovery of applicable operations and maintenance expenses.

KU's rates to two municipal customers for wholesale power requirements are calculated based on annual updates to a formula rate that utilizes a return on rate base (net utility plant plus working capital less accumulated deferred income taxes and miscellaneous deductions) and include recovery of applicable operations and maintenance expenses.

See "Financial and Operational Developments" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the Financial Statements for additional information on current rate proceedings, regulatory matters and rate mechanisms.

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

PPL Electric's transmission revenues are billed in accordance with a FERC-approved Open Access Transmission Tariff that utilizes a formula-based rate recovery mechanism. Under this formula, rates are put into effect on January 1st of each year based upon actual expenditures from the most recently filed FERC Form 1, forecasted capital additions, and other data based on PPL Electric's books and records. Rates are compared during the year to the estimated annual expenses and capital additions that will be filed in PPL Electric's annual FERC Form 1, filed under the FERC's Uniform System of Accounts. Under the mechanism, any difference between the revenue requirement in effect and actual expenditures incurred for that year is recorded as a regulatory asset or regulatory liability, and the regulatory asset or regulatory liability is to be recovered from or returned to customers starting one year after the conclusion of the rate year.

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

See "Financial and Operational Developments" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the Financial Statements for additional information on current rate proceedings, regulatory matters and rate mechanisms.

PLR

The Customer Choice Act requires electric distribution companies, including PPL Electric, or an alternative supplier approved by the PAPUC, to act as a PLR of electricity supply for customers who do not choose to shop for supply with a competitive supplier and provides that electricity supply costs will be recovered by the PLR pursuant to PAPUC regulations. In 2025, the following average percentages of PPL Electric's customer load were provided by competitive suppliers: 40% of residential, 81% of small commercial and industrial and 98% of large commercial and industrial customers.

PPL Electric's electricity generation costs are established based upon the results of a competitive solicitation process. In November 2024, the PAPUC approved PPL Electric's default service plan for the period of June 1, 2025 through May 31, 2029, which included a total of eight solicitations for electricity supply held semiannually in February and July. Through December 31, 2025, two auctions of the plan were completed. The plan also included solicitations for alternative energy credits held annually in July with the first solicitation in 2025 and the final solicitation in 2029. Through December 31, 2025, one alternative energy credit solicitation has been completed.

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

Distribution

RIE owns and maintains electric and natural gas distribution networks in Rhode Island. Distribution revenues are primarily from the sale of electricity, natural gas, and related services to retail customers. Distribution sales are regulated by the RIPUC, which is responsible for approving the rates and other terms of services as part of the rate making process. Natural gas and electric distribution revenues are derived from the regulated sale and distribution of electricity and natural gas to residential, commercial, and industrial customers within RIE's service territory under the tariff rates. The tariff rates approved by the RIPUC are designed to recover the costs incurred by RIE for products and services provided, along with a return on investment.

RIE's distribution base rates are calculated based on a return on rate base (net utility plant plus a cash working capital allowance less plant-related deferred taxes and other miscellaneous additions and deductions). All regulatory assets and liabilities, except accumulated deferred income taxes, are excluded from the return on rate base. Therefore, no return is earned on the related assets unless specifically provided for by the RIPUC. Currently, RIE's ISR and Renewable Energy Growth Program adjustment mechanisms are the only mechanisms authorized to earn a return. Certain operating expenses are also included in RIE's distribution base rates including wages and benefits, other operation and maintenance expenses, depreciation, and taxes.

Transmission

RIE owns an electric transmission system in Rhode Island. RIE's transmission services are regulated by the FERC and coordinated with ISO – New England.

Deferral Mechanisms

RIE records revenues in accordance with accounting principles for rate-regulated operations for arrangements between RIE and the applicable regulator. These include various deferral mechanisms such as capital trackers, energy efficiency programs, and other programs that qualify as Alternative Revenue Programs (ARPs). ARPs enable RIE to adjust rates in the future, in response to past activities or completed events. RIE's electric and gas distribution rates both have a revenue decoupling mechanism, which allows for annual adjustments to the RIE's delivery rates, as a result of the reconciliation between allowed revenue and billed revenue. RIE also has other ARPs related to the achievement of certain objectives, demand side management initiatives, and certain other rate making mechanisms. RIE recognizes ARPs with a corresponding offset to a regulatory asset or liability account when the regulatory specified events or conditions have been met, when the amounts are determinable, and are probable of recovery (or payment) through future rate adjustments.

LRS

RIE is required by the RIPUC and by statute to provide LRS to all customers who have not elected to receive their electric supply from a non-regulated power producer or any customer who, for any reason, has stopped receiving generation service from a non-regulated power producer.

The charge for LRS is the sum of the applicable LRS charges in addition to all appropriate Retail Delivery charges as stated in the applicable tariff. The monthly charge for LRS also includes the costs incurred by RIE to comply with the Renewable Energy Standard, established in Rhode Island General Laws Section 39-26-1 and the costs to comply with the RIPUC's Rules Governing Energy Source Disclosure. The charge for LRS includes the administrative costs associated with the procurement of LRS, including an adjustment for uncollectible accounts as approved by the RIPUC.

Numerous alternative suppliers have offered to provide generation supply in RIE's service area. As the cost of generation supply is a pass-through cost for RIE, its financial results are not impacted if its customers purchase electricity supply from these alternative suppliers.

See "Financial and Operational Developments" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 to the Financial Statements for additional information on current rate proceedings, regulatory matters and rate mechanisms.

Natural Gas Distribution Supply

To meet the projected annual gas supply requirements of approximately 35 Bcf, RIE has a portfolio of gas supply arrangements of varying contractual terms and durations to provide service to its customers. These natural gas supply arrangements include contracts with natural gas producers and marketers that reflect market price signals. RIE also has firm pipeline and underground storage capacity contracts to support the delivery of natural gas supplies to its customers. To manage the winter peak requirements for RIE customers, RIE contracts for liquified natural gas (LNG) service and owns and operates certain LNG storage facilities.

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

See "Legal Matters" in Note 12 to the Financial Statements for a discussion of environmental commitments and contingencies. See Note 18 to the Financial Statements for information related to the impacts of CCRs on AROs.

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

(PPL, LG&E and KU)

EPA Deregulatory Initiative

On March 12, 2025, the EPA announced a plan to reconsider 31 environmental rules including the Section 111 performance standards and emissions limits for greenhouse gases, the endangerment finding for greenhouse gases, the Good Neighbor Plan, the Mercury and Air Toxics Standards, revisions to the fine particulate matter standard, the ELGs, and the CCRs Rule. Supplementing previous Executive Orders directing various regulatory changes, on April 9, 2025, President Trump issued an Executive Order and Presidential Memorandum directing review of existing rules, repeal of unlawful rules, and initiation of a zero-based budgeting process by which certain rules would automatically expire unless extended. While the current Presidential administration may seek to implement some regulatory changes outside of the rulemaking process, changes to existing rules are generally expected to require formal rulemaking proceedings. Any final EPA actions repealing or revising current rules will likely result in legal challenges. PPL, LG&E, and KU are unable to predict future regulatory changes, if any, that may result from the EPA's deregulatory plan or the outcome of any associated legal challenges. PPL, LG&E, and KU are closely monitoring the ongoing EPA initiative and any related litigation for the impact to our business including planned capital expenditures to comply with the EPA rules.

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

The Clean Air Act has a significant impact on the operation of fossil fuel generation plants. The Clean Air Act requires the EPA periodically to establish and review NAAQS for six pollutants including ozone (contributed to by nitrogen oxide emissions) and particulate matter, which are particularly relevant for fossil fuel generation plants. On February 2, 2024, the D.C. Circuit Court granted the EPA's motion for voluntary remand, without vacatur, of the ozone rule, which was under legal challenge. The EPA will complete a new review to incorporate new studies and updated analyses to determine the adequacy of the existing ozone standard. On March 6, 2024, the EPA finalized revisions to the particulate matter standard that lowers the primary standard for fine particulates. Several states and trade groups challenged the EPA's finalized revisions to the particulate matter standard in the D.C. Circuit Court. In March 2025, the EPA announced that it would reconsider the revised fine particulate standard. On November 25, 2025, the EPA filed a motion in the D.C. Circuit Court to vacate the fine particulate standard. The D.C. Circuit Court has not responded to the motion and environmental groups have filed responses against the motion. Nonattainment designations for counties in which LG&E and KU generation is located, including Jefferson County, Kentucky, could potentially require additional particulate matter and nitrogen oxide reductions from sources including LG&E's Mill Creek Station, and more stringent requirements for new generation. PPL, LG&E, and KU are unable to predict future implementation actions or the outcome of future evaluations by the EPA and the states with respect to the NAAQS standards.

In March 2021, the EPA released final revisions to the Cross-State Air Pollution Rule (CSAPR), aimed at ensuring compliance with the 2008 ozone NAAQS and providing for reductions in ozone season nitrogen oxide emissions for 2021 and subsequent years. In March 2023, the EPA released a final Federal Implementation Plan under the Good Neighbor provisions of the Clean Air Act providing for significant additional nitrogen oxide emission reductions for compliance with the revised 2015 ozone NAAQS. The reductions in Kentucky state-wide nitrogen oxide budgets were scheduled to commence in 2023, with the largest reductions planned for 2026. The rules provide for reduced availability of nitrogen oxide allowances that have historically permitted operational flexibility for fossil units and could potentially result in constraints that may require implementation of additional emission controls or accelerate implementation of lower emission generation technologies. In June 2024, the U.S. Supreme Court issued a stay of the Good Neighbor Plan while the D.C. Circuit Court considers legal challenges to the rule. On December 10, 2024, EPA published in the Federal Register a supplement to the record. On December 6, 2024, the U.S. Court of Appeals for the Sixth Circuit vacated and remanded the EPA's disapproval of Kentucky's state implementation plan for the ozone NAAQS. In March 2025, the EPA announced that it would reconsider the Good Neighbor Plan. On January 27, 2026, the EPA released proposed Phase I Good Neighbor Plan revisions providing for approval of certain state implementation plans including that of Kentucky and withdrawing several prior disapprovals and error corrections. PPL, LG&E, and KU are monitoring ongoing legal and regulatory developments.

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

Greenhouse Gas Standards

On May 9, 2024, the EPA issued a final rule under Section 111 of the Clean Air Act, which establishes performance standards and emissions limits aimed at reducing GHG emissions from certain new, existing, and modified fossil fuel-fired electric generating units (EGUs). In the final rule, the EPA announced it would set performance standards for existing natural gas-fired turbines in a future rule. The standards require phased implementation of carbon mitigation technologies including state-of-the-art efficiency requirements, carbon capture and sequestration, and natural gas co-firing. New natural gas EGUs would be immediately subject to the stricter efficiency standard. Legal challenges to the rule have been filed in the D.C. Circuit Court. PPL, LG&E, and KU are unable to predict the impact of new GHG reduction requirements until completion of a comprehensive review and resolution of related legal and regulatory proceedings. While the impact of new GHG reduction requirements on operations and financial results of operations could potentially be substantial, the cost of complying with such requirements is expected to be subject to rate recovery. On June 17, 2025, the EPA proposed in the Federal Register two options for repeal of the 2024 standard. In the first proposal, the EPA would determine that EGU emissions of greenhouse gases do not pose an endangerment to the health and welfare of the public and repeal the 2024 and 2015 standards for EGUs. Under an alternate proposal, the EPA would repeal the 2024 standards for existing coal, natural-gas and oil-fired steam generating units along with most standards for new combustion turbines. On February 12, 2026, the EPA issued a final reconsideration determination repealing the 2009 endangerment finding for GHG emissions from motor vehicles, which provided support for the regulation of GHG emissions. While the action has no immediate impact on regulation of GHG emissions from electric generating units, the EPA is expected to take additional regulatory actions with respect to that industrial sector. PPL, LG&E, and KU are unable to determine the exact impact on operations until resolution of pending regulatory actions and litigation.

Climate Change (All Registrants)

In recent years the federal government has undertaken various efforts aimed at addressing climate change, which could have far-reaching impacts on PPL's business operations, products, and services. In 2022, the U.S. Supreme Court ruled that provisions of the EPA's Clean Power Plan, premised on generation shifting from coal-fired plants to lower emitting natural gas-fired plants and renewables, exceeded the authority granted to the EPA under the Clean Air Act. While the EPA contends that the new GHG emissions rule discussed above is consistent with the provisions of the Clean Air Act, it is uncertain how a ruling from the D.C. Circuit Court or, if appealed, the U.S. Supreme Court may affect the new GHG emissions rule and any future EPA rulemaking on GHG emissions. The current Presidential administration has issued various executive orders regarding climate change initiatives and is expected to continue to consider changes in regulations, regulatory guidance, legal interpretations, policy positions and implementation actions, but the Registrants are unable to predict the changes that may ultimately be adopted. These developments are generally preliminary or ongoing in nature and the Registrants cannot predict the final outcome or ultimate impact on operations.

PPL has adopted a goal of net-zero carbon emissions by 2050, which PPL expects will include continuing to retire uneconomic generation, deploying newer generation technology and investing in research and innovation that will help to achieve this goal, while maintaining reliable and affordable energy in our service territories. The net-zero goal relates to direct and indirect carbon emissions consistent with Greenhouse Gas Protocol guidance and referenced by the EPA Center for Corporate Climate Leadership. Achievement of our emissions goal may be affected by factors that are outside of our control including potential load growth, especially from large load customers, energy policy and regulations at the state and federal level, technological developments, and the cost of new generation technology.

PPL is aware of the various risks associated with climate change, including increased frequency and severity of severe weather. To address these risks, PPL continues to work to advance grid modernization and improve the company's equipment to help mitigate the impacts of extreme weather events and improve reliability.

Water/Waste (PPL, LG&E and KU)

Clean Water Act

Regulations under the federal Clean Water Act dictate permitting and mitigation requirements for facilities and construction projects that impact "Waters of the United States". Many other requirements relate to power plant operations, including the treatment of pollutants in effluents prior to discharge, the temperature of effluent discharges and the location, design and construction of cooling water intake structures at generating facilities, and standards intended to protect aquatic organisms that become trapped at or pulled through cooling water intake structures at generating facilities. These requirements could impose significant costs for LG&E and KU, which are expected to be subject to rate recovery. A proposed rule definition revision was issued in November 2025. A final rule is expected by the end of 2026.

Clean Water Act Jurisdiction

Environmental groups and others have claimed that discharges to groundwater from leaking CCR impoundments at power plants are subject to Clean Water Act permitting. On April 12, 2019, the EPA released regulatory clarification finding that Clean Water Act jurisdiction does not cover such discharges to groundwater. On January 23, 2020, the EPA announced a final rule modifying the jurisdictional scope of the Clean Water Act. The announced rule revises the definition of the "Waters of the United States," including a revision to exclude groundwater from the definition. In April 2020, the U.S. Supreme Court issued a ruling that Clean Water Act jurisdiction may apply to certain discharges to groundwater that result in the functional equivalent of a direct discharge to navigable waters. In a December 2025 proposed revision to the definition of "Waters of the United States", the EPA clarified groundwater exclusions and a final rule is expected by the end of 2026. PPL, LG&E, and KU are unaware of any unpermitted releases from their facilities that are subject to Clean Water Act jurisdiction, but future regulatory developments and judicial rulings could potentially subject certain releases from CCR impoundments and landfills to additional permitting and remediation requirements, which could impose substantial costs. Any associated costs are expected to be subject to rate recovery. PPL, LG&E and KU are unable to predict the outcome or financial impact of future regulatory proceedings and litigation.

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

On May 25, 2023, the U.S. Supreme Court issued an opinion in Sackett v. EPA holding that the government's jurisdiction to regulate wetlands under the Clean Water Act extends to wetlands with a continuous surface connection to bodies that are "Waters of the United States." On September 8, 2023, the EPA issued a conforming rule that incorporated the holding of Sackett into federal definitions of waters of the United States; some states and industry groups have challenged the conforming rule as well. By limiting water bodies that fall within the jurisdiction of the Clean Water Act, the U.S. Supreme Court's decision could reduce the number of projects or the scope of project activities subject to federal permitting for wetlands. A proposed rule regarding revision of the definition was issued in December 2025. A final rule is expected by the end of 2026. PPL, LG&E and KU are unable to predict the outcome of current or future litigation or regulatory proceedings, but do not expect a material impact on operations.

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

Future cleanup or remediation work at sites not yet identified may result in significant additional costs for the Registrants. Insurance policies maintained by LKE may be available to cover certain costs or other obligations related to these matters for LG&E or KU, but the amount of insurance coverage or reimbursement cannot be estimated or assured.

See "Legal Matters" in Note 12 to the Financial Statements for additional information.

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

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning projected capital expenditure requirements for 2026 through 2028. See "Item 1. Business - Environmental Matters" for additional information concerning the potential impact on capital expenditures from environmental matters.

HUMAN CAPITAL

PPL, together with its subsidiaries, is committed to fostering an exceptional workplace for employees. PPL pledges to enable the success of its current and future workforce by ensuring a safe and healthy work environment, cultivating a supportive, empowering and collaborative culture, encouraging employee engagement and fostering professional development. Matters related to these priorities and corporate culture are overseen by PPL's senior management, which provides updates to the PPL Board of Directors (the Board). Pursuant to its charter, the People and Compensation Committee of the Board also periodically reviews and assesses the company's strategy for human capital management. PPL's investment in the success of its workforce is embodied in the following areas with dedicated leadership and Board oversight:

•Safety and Compliance - PPL is committed to maintaining an ethical and safe workplace culture for employees and contractors. Additional steps to ensure the Board has oversight in these areas include:

•Safety - PPL implements programs focused on health and safety, including emergency preparedness, vehicle safety and accident prevention. Employees receive safety training and are encouraged to share, implement, and follow best practices. PPL requires contractor work practices to meet or exceed PPL safety requirements and all applicable safety standards. Senior management receives monthly safety data updates to determine whether additional safety measures should be implemented. The Board reviews the company's safety programs and results several times a year. The Board is also immediately engaged in the event of a fatality.
•Compliance - The Corporate Compliance Committee, including senior executives, meets quarterly to discuss metrics and other matters related to the compliance and ethics culture. Among the items discussed are statistics regarding Ethics Helpline reports and employee concerns. This information is also reviewed with the Audit Committee of the Board quarterly and with the Board annually.
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

PPL will continue to engage with employees and to assess these priorities as we work to best position individuals and the company for future success. PPL had a turnover rate of 10.83% for the year ended December 31, 2025. Looking forward, PPL will maintain a strong focus on workforce planning to address future talent needs.

At December 31, 2025, the Registrants had the following full-time employees and employees represented by labor unions:

	Total Full-Time Employees	Number of Union Employees	Percentage of Total Workforce
PPL	6,546	2,368	36%
PPL Electric	1,378	902	65%
LG&E	908	578	64%
KU	720	107	15%

(PPL)

In May 2025, PPL and the Rhode Island United Steelworkers (USW) Local 12431 reached a five-year tentative agreement that was ratified and effective from June 2, 2025, through June 2, 2030. The agreement currently covers approximately 300 employees.

(PPL and LG&E)

LG&E's current collective bargaining agreement with IBEW Local 2100, which covers approximately 600 employees, is scheduled to expire October 1, 2026. It is expected that the parties will be engaging in negotiations for a new contract prior to that date.

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

The business and capital investment plans of PPL depend, in part, on the continued growth and viability of data centers and large load customers in its service territories.

PPL is anticipating increases in load demand, creating a business need for new power generating resources and transmission facilities. Much of this demand is driven by interconnecting with and providing power to data centers and large load customers to serve an increasingly digital economy and to support artificial intelligence. The business and capital investment plans of PPL are focused on meeting these current and projected needs. If these increased demands for electricity do not occur as projected or are not sustained as projected, for any reason, it could affect PPL's financial condition.

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

The regulated utility businesses are capital intensive and require significant investments in energy generation (in the case of LG&E and KU) and transmission, distribution and other infrastructure projects, including providing service to new data centers and large load customers, constructing projects for environmental compliance and maintaining system reliability. The completion of these projects without delays or cost overruns is subject to risks in many areas, including:

•approval, licensing and permitting;
•land acquisition and the availability of suitable land;
•skilled labor or equipment shortages;
•construction problems or delays, including disputes with third-party intervenors;
•increases in commodity prices or labor rates;
•potential supply chain disruptions or delays; and

•contractor performance.

PPL is anticipating increases in load demand, creating the need for new power generating resources and transmission facilities. A substantial portion of this demand is driven by the current and projected power needs of data centers to serve an increasingly digital economy and to support artificial intelligence. Extending service to these facilities necessitates significant capital expenditures, which in turn requires sufficient access to sources of capital. These additional capital needs, the increased concentration of business within a single industry based on emerging technologies, and uncertainties regarding the actual capacity required to satisfy the projected new demands of these new industries creates risks for PPL. Ensuring that incremental revenues from these projected new demands cover incremental costs and risks is critical to PPL and its relationship to its existing customers. While contracts with new large load customers typically include provisions for early termination payments, minimum bills, and financial security, these contracts may not fully protect PPL against all risks. Changes in industry practice or advances in the related technologies could reduce the demand for electricity to power data centers or other large load facilities. Additionally, these industries may experience a business downturn, which could cause the loss of current or potential customers or may weaken the financial condition and creditworthiness of existing customers. If anticipated demand growth does not materialize, PPL could experience unrecovered capital investments. Conversely, if demand grows more rapidly than projected, PPL may face challenges in securing adequate generation and transmission capacity and maintaining service reliability.

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

Extensive federal, state and local environmental laws and regulations are applicable to LG&E's and KU's generation supply, including its air emissions, water discharges (ELGs) and the management of hazardous and solid wastes (CCRs), among other business-related activities, and the costs of compliance or alleged non-compliance cannot be predicted and could be material. In addition, our costs may increase significantly if the requirements or scope of environmental laws, regulations or similar rules are expanded or changed as the environmental standards governing LG&E's and KU's businesses, particularly as applicable to coal-fired generation and related activities, continue to be subject to uncertainties due to rulemaking and other regulatory developments, legislative activities and litigation, administrative and permit challenges. In recent years, the federal government has undertaken various efforts aimed at addressing climate change, some of which remain subject to legal challenge, that may affect these costs. The Registrants are unable to predict changes in regulations, regulatory guidance, legal interpretations, policy positions, and implementation actions that may be initiated by the current Presidential administration. Depending on the extent, frequency and timing of such changes, LG&E and KU may face higher risks of unsuccessful implementation of environmental-related business plans, noncompliance with applicable environmental rules, delayed or incomplete rate recovery or increased costs of implementation. Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or forfeitures, operational changes, permit limitations or other restrictions. At some of our older generating facilities it may be uneconomic for us to install necessary pollution control equipment, which could cause us to retire those units. Our ability to retire plants we believe are uneconomic is expected to be subject to receipt of regulatory approvals. Market prices for energy and capacity also affect this cost-effectiveness analysis.

Many of these environmental law considerations are also applicable to the operations of our key suppliers or customers, such as coal producers, power producers and industrial power users, and may impact the costs of their products and demand for our services.

(PPL and LG&E)

We are subject to regulatory and other risks regarding natural gas supply infrastructure.

The PHMSA enforces regulations that govern the design, construction, operation and maintenance of pipeline facilities. Failure to comply with these regulations could result in the assessment of fines or penalties against LG&E. These regulations require, among other things, that pipeline operators take certain measures with respect to pipeline integrity. Depending on the results of integrity tests and other integrity program activities, we could incur significant and unexpected costs to perform remedial activities on our natural gas infrastructure to ensure our continued safe and reliable operation. Recent pipeline incidents in the U.S. have also led to the introduction of proposed rules and possible federal legislative actions which could impose restrictions on LG&E's operations or require more stringent testing to ensure pipeline integrity. Implementation of these regulations could increase our costs to comply with pipeline integrity and safety regulations.

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

Artificial Intelligence (AI) is an evolving area of technology that has the potential to affect multiple aspects of our business operations, grid management, critical infrastructure management, customer interactions, cybersecurity posture, and decision support processes.

Because AI technologies remain in the early stages of development and industry standards are still emerging, their use, whether by PPL, its subsidiaries or third-party vendors, presents inherent risks. Although we seek contractual protections and conduct due diligence with third-party vendors that incorporate AI technologies into their products or services, we may not have full visibility into, awareness of, or control over, the underlying data, supply chain dependencies, model training practices, performance, security safeguards, or compliance posture of such AI enabled tools. AI algorithms that we or our third-party vendors use may be flawed or may be based on datasets that are biased or insufficient, which may introduce risks involving data quality, data integrity, cybersecurity, adversarial manipulation, intellectual property, regulatory compliance, biased outcomes, or improper handling of sensitive information.

These limitations, failures, or inaccurate results generated as a result of our employees', contractors' or vendors' use or misuse of AI technologies could lead to operational interruptions or otherwise adversely affect our business, reputation, or financial results. In addition, the development, testing, and deployment of AI capabilities may require significant computational resources, specialized personnel, and additional investment, resulting in increased costs. We may not be able to recover these costs through our regulatory proceedings. Rapid advances in AI capabilities, as well as the emerging regulatory landscape in the United States and internationally, may also require modifications to our systems, adoption of enhanced governance processes or implementation of new safeguards. Future laws, regulations, Executive Orders, or industry standards relating to AI (which may be conflicting), including those addressing transparency, data usage, cybersecurity, accountability, or risk management, could materially affect how we design, procure, or use AI technologies and could increase compliance costs. In addition, the pace of AI innovation and regulation is unpredictable, and we cannot foresee all potential impacts of AI technologies or future laws and regulations or compliance requirements, and their associated costs and consequences. Any of the risks described above could adversely affect our business operations, reputation, or financial results.

Natural disasters or operational accidents may adversely affect the Registrants' operating results.

Natural disasters or operational accidents (such as wildfires, earthquakes, hurricanes or natural gas transmission pipeline explosions) could have direct or indirect impacts on the Registrants or key contractors or suppliers. Further, the generation of electricity and the transportation and storage of natural gas involve inherent operating risks that may result in accidents involving serious injury or loss of life, environmental damage or property damage. Such events could affect the Registrants through civil or criminal legal proceedings or changes to policies, laws and regulations the compliance costs of which may have a significant impact on the Registrants' results of operations, financial position and cash flows. Existing insurance policies may not cover all of the potential exposures in connection with such incidents. Any losses not covered by insurance, or any increases in the cost of applicable insurance as a result of such incidents, could have a material adverse effect on the results of operations, financial position and cash flows of the Registrants.

We are subject to risks associated with federal and state tax laws and regulations.

Changes in tax law as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact our results of operations and cash flows. We are required to make judgments in order to estimate our obligations to taxing authorities. These tax obligations include income, property, gross receipts, franchise, sales and use, employment-related and other taxes. We also estimate our ability to utilize deferred tax assets and tax credits. Dependent upon the revenue needs of the jurisdictions in which our businesses operate, various tax and fee increases may be proposed or considered. We cannot predict changes in tax law or regulation or the effect of any such changes on our businesses. Any such changes could increase tax expense and could have a significant negative impact on our results of operations and cash flows. We continue to evaluate the application of relevant laws, including the TCJA, the IRA and the One Big Beautiful Bill Act.

Increases in electricity prices and/or a weak economy can lead to changes in legislative and regulatory policy, including the promotion of energy efficiency, conservation and distributed generation or self-generation, which may adversely affect our business.

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

Climate change may produce changes in weather or other environmental conditions, including temperature or precipitation levels, and thus may impact consumer demand for electricity. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods, and other climatic events, could disrupt our operations and cause us to incur significant costs to prepare for or respond to these effects. Climate change may also contribute to heightened risk or severity of wildfires, which could disrupt our operations and cause us to incur significant costs, though the annual FEMA National Risk Index for wildfires in the jurisdictions in which we provide service is very low to relatively moderate. These or other meteorological changes could lead to increased operating costs, capital expenses or power purchase costs. Greenhouse gas regulation such as the EPA's May 2024 rule governing emissions from certain fossil fuel-fired electric generating units could increase the cost of electricity, and such increases could have a depressive effect on regional economies. Reduced economic and consumer activity in our service areas -- both generally and specific to certain industries and consumers accustomed to previously lower cost power -- could reduce demand for the power we generate, market and deliver. Also, demand for our energy-related services could be similarly lowered by consumers' preferences or market factors favoring energy efficiency, low-carbon power sources or reduced electricity usage. The Registrants' responses to such climate-related risks include compliance with evolving governmental policy, which may affect our financial condition, results of operations or cash flows.

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

PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

ITEM 1C. CYBERSECURITY (All Registrants)

Processes for Identifying, Assessing and Managing Material Risks from Cybersecurity Threats

PPL's Chief Security Officer (CSO) is responsible for establishing, implementing and executing PPL's cyber-risk management strategy for PPL and the other Registrants and reports to PPL's Executive Vice President and Chief Technology and Innovation Officer. The CSO has over 30 years of experience leading technology and security organizations, has a degree in computer science, and holds professional certifications in information security, IT auditing, and privacy. He is also a member of nationally and internationally recognized industry and security organizations, including the Information Systems Audit and Control Association, International Association of Privacy Professionals, and the Domestic Security Alliance Council. The CSO has responsibility for and oversees teams comprised of seasoned experts in cyber and IT security who possess appropriate experience to safeguard the company's data, networks and systems, mitigate cyber risks and help prevent and combat cyber threats. Reporting to the CSO are PPL's Chief Technology Security Officer (CTSO) and the VP of Corporate Security. The CTSO has over 25 years of experience, is a certified information security professional, and manages PPL's cyber security operations overseeing the implementation of security strategies and solutions across the Registrants, threat management, access management, cloud security and artificial intelligence.

The Registrants manage cybersecurity risks through monitoring, defense and response tools, including independent third-party assessments, internal audit assessments of the program's effectiveness, intelligence reports, cybersecurity threat trends, implementation of governance models, industry collaboration and employee training and awareness. The Registrants are actively engaged in cybersecurity related industry forums, public-private partnerships with law enforcement, cross-industry peer groups, and other efforts to help improve the protection of the U.S. electric grid.

The Registrants utilize monitoring tools, including but not limited to, cybersecurity incident and event management, penetration testing, intrusion detection and prevention, vulnerability assessments and anti-virus systems to detect anomalous or suspicious system or network activity. The Registrants may also become aware of a potential cybersecurity event or incident through employee reports, notification by a third-party service provider or business partner with potential impact to the Registrants or their systems, customers or notification by a government agency. The Registrants' subject matter specialists from across the enterprise provide input and expertise into risk governance processes, including cybersecurity, information technology, legal, compliance, operations, and enterprise risk management.

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

The CSO chairs the Corporate Security Council, consisting of senior executive management, which convenes regularly to and review and oversee cybersecurity risks. PPL and the other Registrants also maintain a process to review the cyber risks that arise from the use of third-party service providers as well as programs and procedures to mitigate such risks internally and to assess the extent to which such providers effectively manage their own cyber risks.

PPL has established an Executive Crisis Team comprised of PPL's executive leadership, including the CLC and additional officers as circumstances may warrant, to allow the company to respond quickly to a crisis, including a cyber event. This team governs and manages corporate crisis preparedness across the business lines, operations, and functions. Material or potentially material risks are escalated to the Executive Crisis Team and other appropriate leadership for review and action.

Also, the Registrants' workforce undertakes mandatory role-based annual training on identifying, reporting, and escalating cyber and physical security concerns to further assist in the identification of risks as well as the acceptable use of corporate electronic resources. Additionally, all employees and contractors are required to participate in the Registrants' ethical cyber phishing campaign program and complete annual cybersecurity awareness training.

In addition to these enterprise-wide initiatives, PPL's Kentucky, Pennsylvania and Rhode Island operations are subject to extensive and rigorous mandatory cybersecurity requirements that are developed and enforced by NERC and approved by FERC to protect grid security and reliability. LG&E is also subject to certain security directives related to cybersecurity issued by the Department of Homeland Security's Transportation Security Administration in 2021. See Note 12 to the Financial Statements for additional information on these directives.

The Registrants have been subject to attempted cybersecurity threats and will likely continue to be subject to such attempts in the future. While PPL has not determined that any cybersecurity incidents have materially affected the Registrants, including their business strategy, results of operations or financial condition, there can be no guarantee that the Registrants will not be the subject of future attacks, threats or incidents, the consequences of which may be material.

See "Risks Related to All Segments – Our business operations are continually subject to cyber-based security and data integrity risks from vulnerabilities related to our IT systems, operational technology infrastructure and supply chain relationships" in "Item 1A. Risk Factors" for a discussion of cybersecurity risks affecting the Registrants.

Oversight of Cybersecurity Risks by the Board of Directors and Management

PPL's Board of Directors (the Board) oversees the Registrants' management of cybersecurity risk through various processes identified below.

The Board has direct oversight of the Registrants' cybersecurity programs through periodic reports from the CSO, at least twice a year, regarding cybersecurity matters and risks as well as the adequacy and effectiveness of our cybersecurity risk management program. Through these reports, the Board monitors the Registrants' programs, processes and procedures related to cybersecurity. The Board has directed the CEO and CSO to promptly inform the Board in the event of a material or potentially material cybersecurity event. Each member of the Board has access to management, including the CEO and CSO, to ask questions and engage in the company's approach to prevent, detect, assess, and mitigate cybersecurity risk. PPL's Board has several Board members with experience in cybersecurity, including one with a certificate in Cyber-Risk Oversight from the National Association of Corporate Directors.

A primary function of the Audit Committee is to assist the Board in the oversight of the identification, assessment and management of risk. Cybersecurity risks are included in PPL's enterprise risk management process and are reported to the Audit Committee of the Board on a quarterly basis or more frequently, as needed.

ITEM 2. PROPERTIES

Kentucky Regulated Segment (PPL, LG&E and KU)

LG&E's and KU's properties consist primarily of regulated generation facilities, electricity transmission and distribution assets and natural gas transmission and distribution assets in Kentucky. The capacity of generation units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances. The electricity generating capacity at December 31, 2025 was:

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

For a description of LG&E's and KU's service areas, see "Item 1. Business - General - Segment Information - Kentucky Regulated Segment." At December 31, 2025, LG&E's and KU's electricity transmission and distribution systems and LG&E's natural gas transmission and distribution systems were:

	LG&E		KU
	Distribution	Transmission	Distribution	Transmission
Electricity System
Substations (a)	97	79	460	216
Capacity (in millions of kVA)	6	8	8	16
Overhead lines (circuit miles)	3,890	662	14,104	4,064
Underground lines (circuit miles)	2,913	6	2,901	4

Natural Gas System
Distribution mains (miles)	4,475	—	—	—
Transmission pipeline (miles)	—	230	—	—
Transmission storage lines (miles)	—	83	—	—
Combustion turbine lines (miles)	—	19	—	11
Storage fields	—	4	—	—
Storage field capacity (Bcf)	—	11	—	—

(a)196 substations (62 at LG&E and 134 at KU) are shared between the distribution and transmission systems.

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

LG&E and KU continuously reexamine development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them or pursue other options. See Item 1. Business for a discussion related to LG&E's and KU's Solar Share program and 2022 and 2025 CPCN filings.

Pennsylvania Regulated Segment (PPL and PPL Electric)

For a description of PPL Electric's service area, see "Item 1. Business - General - Segment Information - Pennsylvania Regulated Segment." PPL Electric has electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners. At December 31, 2025, PPL Electric's transmission system includes 53 substations with a total capacity of 32 million kVA and 5,301 circuit miles in service. PPL Electric's distribution system includes 355 substations with a total capacity of 15 million kVA, 36,660 circuit miles of overhead lines and 9,102 underground circuit miles. All of PPL Electric's facilities are located in Pennsylvania. Substantially all of PPL Electric's distribution properties and certain transmission properties are subject to the lien of the PPL Electric 2001 Mortgage Indenture. See Note 8 to the Financial Statements for additional information.

Rhode Island Regulated Segment (PPL)

For a description of RIE's service area, see "Item 1. Business - General - Segment Information - Rhode Island Regulated Segment." At December 31, 2025, RIE's electric transmission system includes 45 substations with capacity of 33 kVA or higher, 361 circuit miles of overhead lines and 49 underground circuit miles. RIE's electric distribution system includes 59 substations, 6,600 circuit miles of overhead lines and 1,268 underground circuit miles. RIE also has distribution mains for its natural gas system with mileage of 3,220 miles. All of RIE's facilities are located in Rhode Island.

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

PPL Corporation

Additional information for this item is set forth in the sections entitled "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Shareowner and Investor Information" of this report. At January 30, 2026 there were 39,811 common stock shareowners of record.

There were no purchases by PPL of its common stock during the fourth quarter of 2025.

PPL Electric Utilities Corporation

There is no established public trading market for PPL Electric's common stock, as PPL owns 100% of the outstanding common shares. Dividends paid to PPL on those common shares are determined by PPL Electric's Board of Directors. PPL Electric paid common stock dividends to PPL of $401 million in 2025 and $375 million in 2024.

Louisville Gas and Electric Company

There is no established public trading market for LG&E's common stock, as LKE owns 100% of the outstanding common shares. Dividends paid to LKE on those common shares are determined by LG&E's Board of Directors. LG&E paid common stock dividends to LKE of $200 million in 2025 and $187 million in 2024.

Kentucky Utilities Company

There is no established public trading market for KU's common stock, as LKE owns 100% of the outstanding common shares. Dividends paid to LKE on those common shares are determined by KU's Board of Directors. KU paid common stock dividends to LKE of $249 million in 2025 and $232 million in 2024.

ITEM 6. RESERVED

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

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing 2025 with 2024. For PPL, "Results of Operations" also includes "Segment Earnings," which provides a detailed analysis of earnings by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

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

For comparison of the Registrants' results of operations and cash flows for the years ended December 31, 2024 to December 31, 2023, refer to "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2024 Form 10-K, filed with the SEC on February 13, 2025.

Overview

For a description of the Registrants and their businesses, see "Item 1. Business."

Business Strategy (All Registrants)

PPL operates four regulated utilities located in Pennsylvania, Kentucky and Rhode Island. Each of these jurisdictions has distinct regulatory structures and each of the utilities has distinct customer classes.

PPL's strategy, which is supported by the other Registrants and subsidiaries, is focused on creating the utilities of the future to drive greater value for our customers and shareowners. Key objectives in support of this strategy include:

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

Financial and Operational Developments

Joint Venture Agreement with Blackstone Infrastructure (PPL)

PPL and Blackstone Infrastructure have created a joint venture to build, own and operate new electricity generation stations to power data centers in Pennsylvania under long-term energy services agreements (ESAs) to address underlying resource adequacy and affordability concerns in Pennsylvania and PJM more broadly. Construction of new generation stations will require the execution of ESAs with data center developers, including hyperscalers, or the regulated utilities in Pennsylvania. PPL owns 51% of the joint venture interest and Blackstone Infrastructure owns 49%. The joint venture is actively engaged with hyperscalers, landowners, natural gas pipeline companies and turbine manufacturers, and has secured multiple land parcels to enable this new generation build out; however, no ESAs with hyperscalers have been signed as of the filing date of this Form 10-K.

Regulatory Requirements

(All Registrants)

The Registrants cannot predict the impact that future regulatory requirements may have on their financial condition or results of operations.

Rate Case Proceedings

(PPL)

On November 26, 2025, RIE filed a request with the RIPUC for an increase in electric and natural gas base distribution rates, and approval of certain regulatory and accounting treatments. In its application, RIE seeks to implement a two-year rate plan. In the first year of the rate plan, RIE's proposed base distribution rates for electric and gas combined are designed to collect additional operating revenue of approximately $181 million ($66 million or 18.2% in electricity revenues and $115 million or 36.4% in gas revenues). In the second year of the rate plan, RIE's proposed base distribution rates for electric and gas combined are designed to collect the proposed base distribution rate increases for electric and gas in the first year of the rate plan and additional operating revenues of approximately $49 million ($17 million or 3.6% in electricity revenues and $32 million or 7.4% in gas revenues).

The application is based on a historical test year of September 1, 2024 through August 31, 2025 and requested an authorized ROE of 10.75%. Subject to RIPUC approval, new rates are expected to become effective on September 1, 2026. Certain counterparties have intervened in the proceeding. A ruling from the RIPUC is anticipated during the third quarter of 2026. PPL cannot predict the outcome of the proceeding.

See "Regulatory Matters – Rhode Island Activities – Hold Harmless Implementation Agreement" in Note 7 to the Financial Statements for discussion on an additional rate making initiative to mitigate customer rate impacts.

(PPL and PPL Electric)

On September 30, 2025, PPL Electric filed a request with the PAPUC for an increase in distribution base rates of approximately $356 million, more than $50 million of which is already included in customer bills through rate recovery mechanisms, and approval of certain regulatory and accounting treatments. The proposed increase in distribution base rates would increase PPL Electric's total annual revenue by approximately 8.6%. The application is based on a fully projected future test year of July 1, 2026 through June 30, 2027 and requested an authorized ROE of 11.3%. Subject to PAPUC approval, new rates are expected to become effective on July 1, 2026. Certain counterparties have intervened in the proceeding. A ruling from the PAPUC is anticipated during the second quarter of 2026. PPL and PPL Electric cannot predict the outcome of the proceeding.

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

The applications were based on a forecasted test year of January 1, 2026 through December 31, 2026 and requested an authorized ROE of 10.95%. New interim rates became effective on January 1, 2026, subject to refund pursuant to the KPSC's final order. Certain counterparties have intervened in the proceedings.

On October 20, 2025, LG&E and KU filed with the KPSC a stipulation and recommendation (the agreement) regarding a proposed resolution of issues with a majority of the intervenors in the proceedings.

Under the agreement, the parties proposed that the KPSC should issue orders granting a revised increase in annual electricity and gas revenues of approximately $235 million ($58 million and $132 million in electricity revenues at LG&E and KU and $45 million in gas revenues at LG&E.) The agreement proposed a revised authorized ROE of 9.90%.

The agreement proposed a "stay out" commitment from LG&E and KU to refrain from effective base rate increases before August 1, 2028, subject to certain exceptions. In connection with the stay out period, the agreement also proposed the establishment of two new rate adjustment clause mechanisms, a Generation Cost Recovery Adjustment Clause (GCR) and a Sharing Mechanism Adjustment Clause (SM).

The proposed GCR mechanism would provide LG&E and KU recovery of and return on investment of covered costs (excluding fuel amounts, which LG&E and KU can recover via an existing rate mechanism) of relevant new generation and energy storage assets authorized in the 2022 and 2025 CPCN proceedings (excluding the Mill Creek Unit 6 NGCC, see "2025 CPCN" for more information regarding the Mill Creek Unit 6 NGCC) as they are placed in service.

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

The agreement further proposed that LG&E and KU use regulatory deferral accounting for actual expenses above or below base rate levels for certain expenses including: pension and post-retirement benefits, storm restoration, vegetation management, transmission waivers and credits, and gas line or well activities, with recovery of such deferred asset or liability amounts to be addressed in future rate cases.

On February 16, 2026, the KPSC issued orders approving portions of the October 2025 stipulation and recommendation, with modifications.

The KPSC orders provide for increases in annual electricity and gas revenues of $233 million ($59 million and $128 million in electricity revenues at LG&E and KU and $46 million in gas revenues at LG&E.) The orders include authorized returns on equity of 9.775% for base rate purposes and 9.675% for capital rate adjustment mechanisms.

The KPSC orders approve LG&E's and KU's requests for establishment of certain new rate adjustment mechanisms or tariffs, with modifications:

•    a temporary Pilot Generation Recovery Adjustment Clause (PGR) to provide recovery of and return on investment of applicable costs of certain new generation and storage assets being built or anticipated to be built by LG&E and KU as authorized in the 2022 CPCN proceeding;
•    the inclusion in the PGR of recovery of and return on investment of certain costs associated with a potential extension of the operating life of LG&E's Mill Creek Unit 2 beyond its original 2027 retirement date; and
•    an Extremely High Load Factor Tariff for future applicable customers, such as data centers, which includes requirements such as long-term contracts, minimum revenue payments and collateral security structures that help protect the interests of LG&E, KU and of other ratepayers.

The PGR mechanism is similar to the GCR proposed in the stipulation, but restructured by the KPSC to be a pilot adjustment mechanism with a term until the earlier of ten months following the submission of LG&E's and KU's next base rate proceeding or the effective date of new rates in such proceeding, with the expectation that the mechanism would be reviewed in such proceeding. The pilot mechanism will apply to the planned Mill Creek Unit 5, Brown Battery Energy Storage System, Mercer County Solar and Marion County Solar generation-related projects. The KPSC also included Mill Creek Unit 2's potential stay-open costs in the PGR in lieu of approving the stipulation's request for a stand-alone adjustment mechanism for such costs. Finally, the KPSC excluded from coverage under the PGR costs related to Mill Creek Unit 6 and Brown Unit 12 planned new generation assets due to their anticipated in-service dates falling outside of the estimated pilot mechanism's duration, but without prejudice to LG&E and KU seeking recovery of such costs in future proceedings.

The KPSC orders also approved, approved with modifications, or denied in some cases, other requested accounting and rate matters relating to regulatory assets or liabilities, depreciation rates, and other areas.

The rate changes have a retroactive effective date as of January 1, 2026. Consistent with authorized rate case procedures, LG&E and KU will refund to customers amounts billed in excess of the final approved rates within sixty days.

The KPSC orders did not approve the SM adjustment clause that had been requested in the stipulation and made no modifications to the stay out offer by LG&E and KU to refrain from effective base rate increases prior to August 2028.

LG&E and KU and all intervenors have rights to request rehearing or appeal of the orders of the KPSC and because the KPSC orders modified or denied terms of the proposed stipulation, LG&E and KU and all stipulating parties have the right to withdraw from the stipulation.

LG&E and KU continue to evaluate the details contained in the orders and related matters as they consider next steps. PPL, LG&E and KU cannot predict the outcome of this matter.

In addition, pursuant to prior orders of the KPSC, the LG&E and KU rate case application included an assessment of a potential legal merger of LG&E and KU and concluded a legal merger may be appropriate. On December 30, 2025, LG&E filed a joint update with KU in the rate case proceedings stating that it expects to file necessary applications for merger approval in mid-2026 with the KPSC. Ultimately, formal approval for a merger would be required from the KPSC, VSCC and FERC via subsequent regulatory applications.

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

As a result of environmental requirements and aging infrastructure, LG&E has sought and obtained approval to retire two older coal-fired units at the Mill Creek Plant. Mill Creek Unit 1, with 300 MW of capacity, was retired in 2024. Mill Creek Unit 2, with 297 MW of capacity, was approved to be retired in 2027, subject to certain conditions. On October 28, 2025, in LG&E and KU's 2025 CPCN proceeding, the KPSC declined to rule on a request to extend the operation of Mill Creek Unit 2. The KPSC indicated that a request for a new retirement approval proceeding may be required should LG&E elect to operate Mill Creek Unit 2 beyond its existing approved retirement date and seek to later retire the unit. See "Rate Case Proceedings" in Note 7 to the Financial Statements for additional information.

On October 4, 2024, LG&E submitted an application related to the retirement of Mill Creek Unit 1, which occurred on December 31, 2024, requesting recovery of associated costs under the RAR. On February 24, 2025, the KPSC issued an order approving LG&E's cost recovery for Mill Creek Unit 1 under the RAR of $125 million and related amounts were included in bills beginning in May 2025. See Note 7 to the Financial Statements for additional information on the Mill Creek Unit 1 RAR.

2025 CPCN

On February 28, 2025, LG&E and KU filed an application with the KPSC regarding certain future plans for new generation and generation-related construction matters. The proposals included in the application were intended to serve anticipated load growth, including from potential data center demand in LG&E's or KU's service territory. The proposals did not include retirements of coal or other fossil-fueled plants, which would require additional KPSC approval procedures under Kentucky legislation enacted in 2023 and 2024.

LG&E and KU submitted a joint application to the KPSC for approval of certain certificates of public convenience and necessity, site compatibility certificates, and accounting treatment, where applicable, relating to a number of generation-related plans or projects that generally are expected to become operational or established within the next six years. The aggregate projected capital expenditures associated with these proposals were expected to be $3.7 billion. The application included proposals to build:

•a 645 MW NGCC generation unit at KU's E.W. Brown station (Brown Unit 12),
•a 645 MW NGCC generation unit at LG&E's Mill Creek station (Mill Creek Unit 6),
•a four-hour 400 MW (1600 MWh total) battery energy storage system (BESS) at LG&E's Cane Run station, and
•a selective catalytic reduction (SCR) environmental facility at KU's Ghent station Unit 2 (Ghent Unit 2).

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

The filing also noted projected in service dates for the projects, including the Brown Unit 12 NGCC in 2030, the Mill Creek Unit 6 NGCC in 2031, the Cane Run BESS in 2028 and the Ghent Unit 2 SCR in 2028.

On July 29, 2025, LG&E and KU filed with the KPSC a stipulation and recommendation regarding a proposed resolution of issues with several of the intervenors in the CPCN proceeding (stipulation). The stipulation recommended to the KPSC the approval of the large majority of LG&E's and KU's requested generation-related projects and associated accounting matters, subject to certain changes. Under the stipulation, the parties agreed the KPSC should issue an order granting a CPCN for the proposed: (a) Brown Unit 12 NGCC; (b) Mill Creek Unit 6 NGCC; and (c) Ghent Unit 2 SCR. In addition, the proposal to build the $775 million Cane Run BESS would be withdrawn without prejudice, the relevant costs regarding the proposed $1.4 billion Mill Creek Unit 6 NGCC would be recovered through a new rate adjustment clause mechanism, the retirement date for the existing Mill Creek Unit 2 coal unit would be extended from 2027 to the operational date of the proposed Mill Creek Unit 6 NGCC or afterwards, subject to relevant future economic analysis, regulatory or environmental authorizations, and the relevant costs to continue to operate the Mill Creek Unit 2 coal unit would be recovered through a new rate adjustment clause mechanism. The stipulation also contained provisions relating to regulatory asset accounting, proposed data center tariffs, future renewable power requests-for-proposals and other matters. LG&E and KU would retain the right to seek approval of the potentially withdrawn Cane Run BESS or similar substitute project in future regulatory proceedings.

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

The KPSC decided not to approve LG&E's and KU's proposed new rate adjustment cost recovery mechanisms for certain costs associated with Mill Creek Unit 6 NGCC and costs associated with operating the Mill Creek Unit 2 coal plant beyond its original retirement date in 2027. However, the denials were without prejudice to resubmission and the KPSC encouraged the parties to provide additional evidence on such matters in separate proceedings. LG&E and KU provided such evidence addressing recovery of the Mill Creek Unit 2 stay open costs in their pending rate case proceedings. Recovery of Mill Creek Unit 6 costs will be addressed in a future proceeding. The KPSC declined to rule on the matter related to the retirement date of Mill Creek Unit 2 coal plant. The KPSC indicated that a request for a new retirement approval proceeding may be required should LG&E elect to operate Mill Creek Unit 2 beyond its existing approved retirement date and seek to later retire the unit.

In light of the conditional withdrawal in the stipulation, the order did not include a CPCN for the Cane Run BESS. LG&E and KU retain the right to seek approval of the Cane Run BESS project or similar substitute projects at any time in future regulatory proceedings.

FERC Transmission Rate Filing

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going waivers and credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the U.S. Court of Appeals - D.C. Circuit (D.C. Circuit Court of Appeals) regarding the FERC's orders on the elimination of the mitigation and required transition mechanism. In August 2022, the D.C. Circuit Court of Appeals issued an order remanding the proceedings back to the FERC. On May 18, 2023, the FERC issued an order on remand reversing its 2019 decision and requiring LG&E and KU to refund credits previously withheld, including under such transition mechanism. LG&E and KU filed a petition for review of the FERC's May 18, 2023 order with the D.C. Circuit Court of Appeals and provided refunds in accordance with the FERC order on December 1, 2023. The FERC issued an order on LG&E's and KU's compliance filing on November 16, 2023, and LG&E and KU filed a petition for review of this November 16, 2023 order on February 14, 2024. The FERC issued the substantive order on rehearing on March 21, 2024, reaffirming its prior decision. On August 8, 2025, the D.C. Circuit Court of Appeals issued a procedural ruling vacating the FERC's prior orders and remanded the matter back to the FERC for further proceedings. LG&E and KU cannot predict the ultimate outcome of the proceedings or any other post decision process but do not expect the annual impact to have a material effect on their operations or financial condition. LG&E and KU currently receive recovery of certain waivers and credits primarily through existing base rate levels.

(PPL)

Hold Harmless Implementation Agreement

As a condition of its approval of the acquisition of RIE in May 2022, the Rhode Island Division of Public Utilities and Carriers required PPL to hold harmless Rhode Island customers from the impact of future rate increases resulting from changes in Accumulated Deferred Income Taxes as a result of the Acquisition (the Hold Harmless Commitment). On June 13, 2025, an agreement was entered into by and among RIE, PPL, PPL Rhode Island Holdings and the Rhode Island Division of Public Utilities and Carriers Advocacy Section (the Hold Harmless Implementation Agreement) to satisfy the Hold Harmless Commitment by providing approximately $155 million in miscellaneous bill credits issued to customers, with approximately $74 million to be issued in the first quarter of 2026 and approximately $81 million to be issued in the first quarter of 2027. The bill credits would be recorded as a reduction to revenue in the periods in which the credits are applied to customers' bills. On September 10, 2025, the Rhode Island Division of Public Utilities and Carriers issued an order confirming that RIE's provision of proposed miscellaneous bill credits as set forth in the Hold Harmless Implementation Agreement would satisfy the Hold Harmless Commitment. Also on September 10, 2025, the RIPUC opened a docket to evaluate the miscellaneous bill credit proposal set forth in the Hold Harmless Implementation Agreement, including the underlying rate accounting, and required RIE to file a tariff advice with the RIPUC, which RIE filed on October 2, 2025. After responding to discovery in that proceeding and before the evidentiary hearing was held or convened, RIE filed a notice of withdrawal of its tariff advice filing noting that it would hold in abeyance a comprehensive satisfaction of the Hold Harmless Commitment at this time. As a result of RIE's filing the notice of withdrawal, the Commission cancelled the evidentiary hearing. The docket remains open, but there has been no further activity since RIE's withdrawal of the tariff advice and the RIPUC's cancellation of the evidentiary hearing. PPL cannot predict whether there will be any further proceedings on the docket or the outcome of any further proceedings that may occur.

Winter Bill Volatility Docket

At an Open Meeting on November 24, 2025, the RIPUC approved several measures to help mitigate winter bill increases for electric customers. First, the RIPUC approved miscellaneous bill credits for all residential electric customers of $23.54 per month for January, February, and March 2026. Second, the RIPUC paused the Storm Fund Replenishment Factor for usage on and after January 1, 2026, subject to further review through the 2026 Annual Retail Rate Filing. Third, the RIPUC paused the electric Energy Efficiency Charge for usage beginning January 1, 2026 through March 31, 2026. To offset the costs of the miscellaneous bill credits, the RIPUC directed RIE to apply the December 31, 2025 electric Energy Efficiency fund balance, net of any earned incentives, and directed RIE to transfer $11 million from the storm fund balance. The RIPUC approved future cost recovery for RIE of any unfunded balance of the miscellaneous bill credits through future identified offsets and/or a reconciling recovery mechanism to be determined in conjunction with the 2026 electric retail rate filing to allow recovery by December 31, 2026. Any remaining unfunded balance shall accrue at RIE's weighted average cost of capital.

FY 2027 Gas ISR Plan

On December 22, 2025, RIE filed its FY 2027 Gas ISR Plan with the RIPUC with a budget of $184 million that primarily included $166 million of capital investment spend and $17 million for spending on curb-to-curb paving. A decision from the RIPUC on the Plan is expected by March 31, 2026. RIE cannot predict the outcome of this matter.

FY 2027 Electric ISR Plan

On December 22, 2025, RIE filed its FY 2027 Electric ISR Plan with the RIPUC with a budget that primarily included $154 million of capital investment spend (including $18 million for Advanced Metering Functionality) and $13 million of vegetation operation and maintenance spend. A decision from the RIPUC is expected by March 31, 2026. RIE cannot predict the outcome of this matter.

DSIC Petition (PPL and PPL Electric)

On April 26, 2024, PPL Electric filed a Petition with the PAPUC requesting that the PAPUC waive PPL Electric's DSIC cap of 5% of billed revenues and increase the maximum allowable DSIC to 9% for bills rendered on or after January 1, 2025. On February 28, 2025, the PAPUC issued its written order permitting PPL Electric to increase its DSIC cap from 5% to 7.5% for bills rendered on or after March 13, 2025 until the effective date of rates established in PPL Electric's next base rate case or the end of the PPL Electric's 2023-2027 Long-term Infrastructure Improvement Plan, whichever occurs first, at which time it will return to 5%.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing 2025 with 2024. The "Segment Earnings" discussions provide a review of results by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

(PPL Electric, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing 2025 with 2024. The results of operations section for PPL Electric, LG&E and KU is presented in a reduced disclosure format in accordance with General Instructions (I)(2)(a) of Form 10-K.

PPL: Statement of Income Analysis and Segment Earnings

Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2025	2024	2025 vs. 2024
Operating Revenues	$9,042	$8,462	$580
Operating Expenses
Operation
Fuel	855	783	72
Energy purchases	1,892	1,679	213
Other operation and maintenance	2,431	2,607	(176)
Depreciation	1,312	1,279	33
Taxes, other than income	423	374	49
Total Operating Expenses	6,913	6,722	191
Operating Income	2,129	1,740	389
Other Income (Expense) - net	151	114	37
Interest Expense	808	738	70
Income Before Income Taxes	1,472	1,116	356
Income Taxes	291	228	63
Net Income	$1,181	$888	$293

Operating Revenues

The increase (decrease) in operating revenues was due to:

2025 vs. 2024
PPL Electric distribution volumes (a)	$34
PPL Electric PLR (b)	174
PPL Electric transmission formula rate (c)	45
LG&E volumes (d)	15
LG&E fuel and other energy purchases (e)	67
LG&E off-system sales (f)	11
KU volumes (d)	34
KU fuel and other energy purchases (g)	31
KU off-system sales (f)	18
RIE energy purchases and other recoveries (h)	140
RIE capital investment	20
Other	(9)
Total	$580

(a)The increase was primarily due to weather and higher other usage in 2025.
(b)The increase was primarily due to higher energy prices, more PLR customers and higher customer volumes due to weather and other higher usage.
(c)The increase was primarily due to returns on additional transmission capital investments and return of depreciation expense.
(d)The increases were primarily due to weather.
(e)The increase was primarily due to higher recoveries of fuel expenses and energy purchases.
(f)The increases were primarily due to higher volumes.
(g)The increase was primarily due to higher recoveries of fuel expenses.
(h)The increase was primarily due to higher recoveries of energy purchases primarily due to net metering credits, transmission expenses and gross earnings taxes

Fuel

Fuel expense increased $72 million in 2025 compared with 2024, primarily due to a $40 million increase in commodity costs and a $32 million increase in volumes due to weather.

Energy Purchases

The increase (decrease) in energy purchases was due to:

2025 vs. 2024
PPL Electric PLR volumes	$57
PPL Electric PLR prices	92
LG&E commodity costs	14
LG&E volumes	23
RIE net metering	19
Other	8
Total	$213

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

2025 vs. 2024
PPL Electric DER projects impairment (a)	$(21)
PPL Electric vegetation management expenses	(14)
PPL Electric bad debt expenses	(21)
PPL Electric storm expenses	(13)
RIE gas maintenance expenses	25
RIE transmission expenses	62
RIE integration related expenses (b)	(57)
RIE customer service expenses	27
RIE pension alignment (c)	22
IT costs (d)	76
Transition costs associated with RIE (e)	(236)
Other	(26)
Total	$(176)

(a)2024 impairment of DER project costs associated with a pilot solar program for which PPL will not seek regulatory recovery.
(b)Certain transition services agreement costs in 2024 for IT systems that will not be part of PPL's ongoing operations.
(c)The increase is primarily due to a reclassification of the pension adjustment mechanism to align with PPL's accounting for other revenue related recovery items.
(d)Primarily costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems.
(e)See Note 9 to the Financial Statements for additional information.

Interest Expense

The increase (decrease) in interest expense was due to:

2025 vs. 2024
Long-term debt (a)	$47
Short-term debt	13
Other	10
Total	$70

(a)The increase was primarily due to increased borrowings, partially offset by debt extinguishment gains resulting from affiliated debt repurchases. See Note 8 to the Financial Statements for additional information.

Income Taxes

The increase (decrease) in income taxes was due to:

2025 vs. 2024
Federal tax on change in pre-tax income	$75
State income taxes	8
Income tax credits	(8)
Amortization of (excess)/deficient deferred taxes	(5)
AFUDC Equity	(10)
Other	3
Total	$63

See Note 6 to the Financial Statements for additional information on income taxes.

Segment Earnings

PPL's Net Income (Loss) by reportable segments was as follows:

			Change
	2025	2024	2025 vs. 2024
Kentucky Regulated	$674	$620	$54
Pennsylvania Regulated	639	574	65
Rhode Island Regulated	85	109	(24)
Corporate and Other (a)	(217)	(415)	198
Net Income (Loss)	$1,181	$888	$293

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
•    Other charges or credits that are, in management's view, non-recurring or otherwise not reflective of the company's ongoing operations.

PPL's Earnings from Ongoing Operations by reportable segment were as follows:

			Change
	2025	2024	2025 vs. 2024
Kentucky Regulated	$693	$624	$69
Pennsylvania Regulated	640	607	33
Rhode Island Regulated	142	155	(13)
Corporate and Other	(131)	(136)	5
Earnings from Ongoing Operations	$1,344	$1,250	$94

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LG&E's and KU's regulated electricity generation, transmission and distribution operations, as well as LG&E's regulated distribution and sale of natural gas.

Net Income and Earnings from Ongoing Operations include the following results:

			Change
	2025	2024	2025 vs. 2024
Operating Revenues	$3,760	$3,562	$198
Fuel	855	783	72
Energy purchases	214	176	38
Other operation and maintenance	818	803	15
Depreciation	717	710	7
Taxes, other than income	102	99	3
Total Operating Expenses	2,706	2,571	135
Other Income (Expense) - net	53	29	24
Interest Expense	264	240	24
Income Taxes	169	160	9
Net Income	674	620	54
Less: Special Items	(19)	(4)	(15)
Earnings from Ongoing Operations	$693	$624	$69

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations:

	Income Statement Line Item	2025	2024
FERC transmission credit refund, net of tax of $0 (a)	Operating Revenues	$—	$1
ECR beneficial reuse transition adjustment, net of tax of $2 (b)	Operating Revenues	—	(4)
Strategic corporate initiatives, net of tax of $0 (c)	Other operation and maintenance	—	(1)
IT transformation, net of tax of $5 (d)	Other operation and maintenance	(16)	—
Office relocation and related costs, net of tax of $1 (e)	Other operation and maintenance	(3)	—
Total		$(19)	$(4)

(a)Prior period impact related to a FERC refund order.
(b)Prior period impact for an ECR mechanism revenue adjustment related to a KPSC order.
(c)Costs incurred related to PPL's corporate centralization efforts.
(d)Costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems.
(e)Certain costs related to the relocation of corporate offices.

The changes in the components of the Kentucky Regulated segment's results between these periods were due to the factors set forth below, which exclude the items that management considers special.

2025 vs. 2024
Operating Revenues	$194
Fuel	(72)
Energy purchases	(38)
Other operation and maintenance	9
Depreciation	(7)
Taxes, other than income	(3)
Other Income (Expense) - net	24
Interest Expense	(24)
Income Taxes	(14)
Earnings from Ongoing Operations	69
Special Items, after-tax	(15)
Net Income	$54

•Higher operating revenues in 2025 compared to 2024 primarily due to a $98 million increase in recoveries of fuel and energy purchases, a $50 million increase in sales volumes due to weather and a $29 million increase in off-system sales.

•Higher fuel expense in 2025 compared to 2024 primarily due to a $40 million increase in commodity costs and a $32 million increase in volumes due to weather.

•Higher energy purchases in 2025 compared to 2024 primarily due to a $24 million increase in volumes primarily due to weather and a $14 million increase in commodity costs.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

Net Income and Earnings from Ongoing Operations include the following results:

			Change
	2025	2024	2025 vs. 2024
Operating Revenues	$3,113	$2,876	$237
Energy purchases	876	721	155
Other operation and maintenance	630	705	(75)
Depreciation	413	401	12
Taxes, other than income	151	131	20
Total Operating Expenses	2,070	1,958	112
Other Income (Expense) - net	48	45	3
Interest Income from Affiliate	9	33	(24)
Interest Expense	257	246	11
Income Taxes	204	176	28
Net Income	639	574	65
Less: Special Items	(1)	(33)	32
Earnings from Ongoing Operations	$640	$607	$33

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations:

	Income Statement Line Item	2025	2024
PPL Electric billing issue, net of tax of $5 (a)	Other operation and maintenance	$—	$(13)
Strategic corporate initiatives, net of tax of $2 (b)	Other operation and maintenance	—	(5)
DER projects impairment, net of tax of $6 (c)	Other operation and maintenance	—	(15)
Office relocation and related costs, net of tax of $0 (d)	Other operation and maintenance	(2)	—
Office relocation and related costs (e)	Income Taxes	5	—
IT transformation, net of tax of $1 (f)	Other operation and maintenance	(4)	—
Total		$(1)	$(33)

(a)Certain expenses related to billing issues.
(b)Costs incurred related to PPL's corporate centralization efforts.
(c)Impairment of DER project costs associated with a pilot solar program for which PPL will not seek regulatory recovery.
(d)Certain costs related to the relocation of corporate offices.
(e)Tax benefit related to the sale of a corporate office.
(f)Costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

2025 vs. 2024
Operating Revenues	$237
Energy purchases	(155)
Other operation and maintenance	36
Depreciation	(12)
Taxes, other than income	(20)
Other Income (Expense) - net	3
Interest Income from Affiliate	(24)
Interest Expense	(11)
Income Taxes	(21)
Earnings from Ongoing Operations	33
Special Items, after-tax	32
Net Income	$65

•Higher operating revenues in 2025 compared to 2024 primarily due to a $174 million increase in PLR, a $45 million increase in transmission formula rate revenue and a $34 million increase in distribution volumes.

•Higher energy purchases in 2025 compared to 2024 primarily due to a $92 million increase in PLR prices and a $57 million increase in PLR volumes.

•Lower other operation and maintenance expense in 2025 compared to 2024 primarily due to a $14 million decrease in vegetation management expenses and a $13 million decrease in storm expenses.

Rhode Island Regulated Segment

The Rhode Island Regulated segment consists primarily of the regulated electricity transmission and distribution operations and regulated distribution and sale of natural gas conducted by RIE.

Net Income and Earnings from Ongoing Operations include the following results:

			Change
	2025	2024	2025 vs. 2024
Operating Revenues	$2,168	$2,024	$144
Energy purchases	802	782	20
Other operation and maintenance	851	731	120
Depreciation	177	165	12
Taxes, other than income	170	144	26
Total Operating Expenses	2,000	1,822	178
Other Income (Expense) - net	33	20	13
Interest Income from Affiliate	3	4	(1)
Interest Expense	111	95	16
Income Taxes	8	22	(14)
Net Income	85	109	(24)
Less: Special Items	(57)	(46)	(11)
Earnings from Ongoing Operations	$142	$155	$(13)

The following after-tax gains (losses), which management considers special items, impacted the Rhode Island Regulated segment's results and are excluded from Earnings from Ongoing Operations:

	Income Statement Line Item	2025	2024
Acquisition integration, net of tax of $1 (a)	Operating Revenues	$(4)	$—
Post TSA adjustments, net of tax of $3 (b)	Operating Revenues	(12)	—
Acquisition integration, net of tax of $0, $13 (a)	Other operation and maintenance	(1)	(45)
IT transformation, net of tax of $2 (c)	Other operation and maintenance	(8)	—
Post TSA adjustments, net of tax of $1 (b)	Other operation and maintenance	(4)	—
Customer system integration impacts, net of tax of $4 (d)	Other operation and maintenance	(15)	—
Acquisition integration, net of tax of ($2), $0 (a)	Other Income (Expense) - net	7	(1)
Energy efficiency programs settlement, net of tax of $2 (e)	Other Income (Expense) - net	(6)	—
Post TSA adjustments, net of tax of $2 (b)	Other Income (Expense) - net	(9)	—
Post TSA adjustments, net of tax of $1 (b)	Interest Expense	(5)	—
Total		$(57)	$(46)

(a)2025 primarily includes a final transition services agreement settlement and certain other acquisition related items. 2024 primarily includes certain transition services agreement costs for IT systems that will not be part of PPL's ongoing operations.
(b)Adjustments related to account reconciliations and process alignment subsequent to the end of the transition services agreement associated with the acquisition of RIE.
(c)Costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems.
(d)Certain collection process costs incurred due to the timing and implementation of the customer system integration.
(e)See Note 12 to the Financial Statements for additional information.

The changes in the components of the Rhode Island Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

2025 vs. 2024
Operating Revenues	$165
Energy purchases	(20)
Other operation and maintenance	(142)
Depreciation	(12)
Taxes, other than income	(26)
Other Income (Expense) - net	23
Interest Income from Affiliate	(1)
Interest Expense	(10)
Income Taxes	10
Earnings from Ongoing Operations	(13)
Special Items, after-tax	(11)
Net Income	$(24)

•Higher operating revenues in 2025 compared to 2024 primarily due to a $140 million increase primarily from recovery of transmission expenses, gross earnings taxes and net metering credits and a $20 million increase related to capital investments.

•Higher energy purchases in 2025 compared to 2024 primarily due to an increase in net metering.

•Higher other operation and maintenance expense in 2025 compared to 2024 primarily due to a $62 million increase in transmission expenses, a $30 million increase in IT costs, a $27 million increase in customer service costs, a $25 million increase in gas maintenance expenses and a $22 million increase due to a reclassification of the pension adjustment mechanism to align with PPL's accounting for other revenue related recovery items, partially offset by a $22 million decrease in bad debt expenses.

•Higher depreciation in 2025 compared to 2024 primarily due to an increase in PP&E additions, net of retirements.

•Higher taxes, other than income in 2025 compared to 2024 primarily due to an increase in gross earnings taxes.

•Higher other income (expense) - net in 2025 compared to 2024 primarily due to a reclassification of the pension adjustment mechanism to align with PPL's accounting for other revenue related recovery items.

•Higher interest expense in 2025 compared to 2024 primarily due to increased borrowings.

•Lower income taxes in 2025 compared to 2024 primarily due to $5 million of lower pre-tax income and a $4 million deferred tax adjustment.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations, and a reconciliation to PPL's "Net Income" for the years ended December 31.

	2025
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$674	$639	$85	$(217)	$1,181
Less: Special Items (expense) benefit:
Talen litigation costs, net of tax of ($1) (a)	—	—	—	3	3
Acquisition integration, net of tax of $0, $15 (b)	—	—	2	(56)	(54)
IT transformation, net of tax of $5, $1, $2, $9 (c)	(16)	(4)	(8)	(33)	(61)
Energy efficiency programs settlement, net of tax of $2 (d)	—	—	(6)	—	(6)
Office relocation and related costs, net of tax of $1, $5 (e)	(3)	3	—	—	—
Post TSA adjustments, net of tax of $8 (f)	—	—	(30)	—	(30)
Customer system integration impacts, net of tax of $4 (g)	—	—	(15)	—	(15)
Total Special Items	(19)	(1)	(57)	(86)	(163)
Earnings from Ongoing Operations	$693	$640	$142	$(131)	$1,344

(a)PPL incurred legal expenses and received insurance reimbursement related to litigation associated with its former affiliate, Talen Montana, LLC and certain affiliated entities.
(b)Rhode Island Regulated primarily includes a final transition services agreement settlement and certain other acquisition related items. Corporate and Other primarily includes integration and related costs associated with the acquisition of RIE.
(c)Costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems.
(d)See Note 12 to the Financial Statements for additional information.
(e)Certain costs and tax benefits related to the relocation of corporate offices.
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
(h)Costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems.

PPL Electric: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2025	2024	2025 vs. 2024
Operating Revenues	$3,113	$2,876	$237
Operating Expenses
Operation
Energy purchases	876	721	155
Other operation and maintenance	630	705	(75)
Depreciation	413	401	12
Taxes, other than income	151	131	20
Total Operating Expenses	2,070	1,958	112
Operating Income	1,043	918	125
Other Income (Expense) - net	48	45	3
Interest Income from Affiliate	9	33	(24)
Interest Expense	257	246	11
Income Before Income Taxes	843	750	93
Income Taxes	204	176	28
Net Income	$639	$574	$65

Operating Revenues

The increase (decrease) in operating revenues was due to:

2025 vs. 2024
Distribution price (a)	$(14)
Distribution volume (b)	34
PLR (c)	174
Transmission formula rate (d)	45
Other	(2)
Total	$237

(a)The decrease was primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)The increase was primarily due to weather and higher other usage in 2025.
(c)The increase was primarily the result of higher energy prices, more PLR customers and higher customer volumes due to weather and other higher usage.
(d)The increase was primarily due to returns on additional transmission capital investments and return of depreciation expense.

Energy Purchases

Energy purchases increased $155 million in 2025 compared with 2024, primarily due to higher PLR prices of $92 million and higher PLR volumes of $57 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

2025 vs. 2024
Vegetation management expenses	$(14)
Bad debts	(21)
DER projects impairment (a)	(21)
Storm expenses	(13)
Other	(6)
Total	$(75)

(a)2024 impairment of DER project costs associated with a pilot solar program for which PPL will not seek regulatory recovery.

LG&E: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2025	2024	2025 vs. 2024
Operating Revenues
Retail and wholesale	$1,718	$1,617	$101
Electric revenue from affiliate	30	31	(1)
Total Operating Revenues	1,748	1,648	100
Operating Expenses
Operation
Fuel	338	308	30
Energy purchases	187	151	36
Energy purchases from affiliate	22	20	2
Other operation and maintenance	364	349	15
Depreciation	307	305	2
Taxes, other than income	51	49	2
Total Operating Expenses	1,269	1,182	87
Operating Income	479	466	13
Other Income (Expense) - net	24	12	12
Interest Income from Affiliate	—	1	(1)
Interest Expense	116	105	11
Income Before Income Taxes	387	374	13
Income Taxes	78	77	1
Net Income	$309	$297	$12
Operating Revenues

The increase (decrease) in operating revenues was due to:

2025 vs. 2024
Fuel and other energy purchases (a)	$60
Volumes (b)	15
Off-system sales (c)	17
Other	8
Total	$100

(a)The increase was primarily due to higher recoveries of fuel expenses and energy purchases.
(b)The increase was primarily due to weather.
(c)The increase was primarily due to higher volumes.

Fuel

Fuel expense increased $30 million in 2025 compared with 2024, primarily due to an increase in commodity costs.

Energy Purchases

Energy purchases increased $36 million in 2025 compared with 2024, primarily due to a $23 million increase in volumes primarily due to weather and a $14 million increase in commodity costs.

KU: Statement of Income Analysis

Net income for the years ended December 31 includes the following results:

			Change
	2025	2024	2025 vs. 2024
Operating Revenues
Retail and wholesale	$2,042	$1,944	$98
Electric revenue from affiliate	22	20	2
Total Operating Revenues	2,064	1,964	100
Operating Expenses
Operation
Fuel	517	476	41
Energy purchases	26	25	1
Energy purchases from affiliate	30	31	(1)
Other operation and maintenance	416	413	3
Depreciation	408	403	5
Taxes, other than income	51	49	2
Total Operating Expenses	1,448	1,397	51
Operating Income	616	567	49
Other Income (Expense) - net	29	15	14
Interest Expense	148	137	11
Income Before Income Taxes	497	445	52
Income Taxes	99	89	10
Net Income	$398	$356	$42

Operating Revenues

The increase (decrease) in operating revenues was due to:

2025 vs. 2024
Fuel and other energy purchases (a)	$30
Volumes (b)	34
Off-system sales (c)	19
Other	17
Total	$100

(a)The increase was primarily due to higher recoveries of fuel expenses.
(b)The increase was primarily due to weather.
(c)The increase was primarily due to higher volumes.

Fuel

Fuel expense increased $41 million in 2025 compared with 2024, primarily due to a $24 million increase in volumes due to weather and an $18 million increase in commodity costs.

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

The Registrants had the following at:

	PPL	PPL Electric	LG&E	KU
December 31, 2025
Cash and cash equivalents	$1,071	$30	$162	$10
Short-term debt	456	—	—	—
Long-term debt due within one year	904	—	90	164
Notes payable with affiliates		—	—	36

December 31, 2024
Cash and cash equivalents	$306	$24	$8	$13
Short-term debt	303	—	25	140
Long-term debt due within one year	551	—	300	250
Notes payable with affiliates		—	43	73

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the years ended December 31 and the changes between periods were as follows:

	PPL	PPL Electric	LG&E	KU
2025
Operating activities	$2,629	$1,050	$599	$798
Investing activities	(4,004)	(1,503)	(803)	(986)
Financing activities	2,122	459	349	176

2024
Operating activities	$2,340	$1,042	$554	$723
Investing activities	(2,818)	(1,455)	(444)	(643)
Financing activities	435	386	(130)	(89)

2025 vs. 2024 Change
Operating activities	$289	$8	$45	$75
Investing activities	(1,186)	(48)	(359)	(343)
Financing activities	1,687	73	479	265

Operating Activities

The components of the change in cash provided by (used in) operating activities were as follows:

	PPL	PPL Electric	LG&E	KU
2025 vs. 2024
Change - Cash Provided (Used):
Net income	$293	$65	$12	$42
Non-cash components	17	(107)	(9)	16
Working capital	13	77	33	7
Other operating activities	(34)	(27)	9	10
Total	$289	$8	$45	$75

A majority of the Registrants' operating cash flows are provided by their electric and natural gas utilities, which are significantly influenced by factors such as weather, regulatory mechanisms, economic conditions, changes in working capital and operating costs.

(PPL)

PPL's cash provided by operating activities in 2025 increased $289 million compared with 2024.
•Net income increased $293 million between the periods and included an increase in non-cash components of $17 million.

•The $13 million increase in cash from changes in working capital was primarily due to an increase in regulatory liabilities, taxes payable and other current liabilities and a decrease in prepayments, partially offset by an increase in accounts receivable.

•The $34 million decrease in cash from other operating activities was primarily due to an increase in other noncurrent assets, partially offset by an increase in other noncurrent liabilities.

(PPL Electric)

PPL Electric's cash provided by operating activities in 2025 increased $8 million compared with 2024.
•Net income increased $65 million between the periods and included a decrease in non-cash components of $107 million, primarily due to a decrease in deferred income taxes and investment tax credits.

•The $77 million increase in cash from changes in working capital was primarily due to an increase in regulatory liabilities and taxes payable and a decrease in prepayments, partially offset by an increase in accounts receivable.

•The $27 million decrease in cash from other operating activities was primarily due to an increase in other noncurrent assets.

(LG&E)

LG&E's cash provided by operating activities in 2025 increased $45 million compared with 2024.
•Net income increased $12 million between the periods and included a decrease in non-cash components of $9 million.

•The $33 million increase in cash from changes in working capital was primarily due to an increase in taxes payable and a decrease in accounts receivable.

•The $9 million increase in cash from other operating activities was primarily due to an increase in other noncurrent liabilities, partially offset by an increase in other noncurrent assets.

(KU)

KU's cash provided by operating activities in 2025 increased $75 million compared with 2024.
•Net income increased $42 million between the periods and included an increase in non-cash components of $16 million.

•The $7 million increase in cash from changes in working capital was primarily due to an increase in accounts payable and taxes payable, partially offset by a decrease in regulatory liabilities.

•The $10 million increase in cash from other operating activities was primarily due to an increase in other noncurrent assets.

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities were as follows:

	PPL	PPL Electric	LG&E	KU
2025 vs. 2024
Change - Cash Provided (Used):
Expenditures for PP&E	$(1,225)	$(379)	$(323)	$(340)
Notes receivable from affiliate	—	301	(36)	—
Other investing activities	39	30	—	(3)
Total	$(1,186)	$(48)	$(359)	$(343)

For PPL, the increase in expenditures for PP&E was primarily due to an increase in project expenditures at PPL Electric, LG&E, KU and RIE. The increase in expenditures at PPL Electric was primarily due to increases in transmission and distribution projects. The increase in expenditures at LG&E was primarily due to Mill Creek Units 5 and 6, the E.W. Brown battery storage project and the Bullitt County system reinforcement project. The increase in expenditures at KU was primarily due to Mill Creek Unit 5.

See "Forecasted Uses of Cash" for detail regarding projected capital expenditures for the years 2026 through 2028.

For PPL Electric, the changes in "Notes receivable from affiliate" activity resulted from payments received in 2025 on the short-term note between affiliates, issued in 2024 to support general corporate purposes. See Note 13 to the Financial Statements for further discussion of intercompany borrowings.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities were as follows:

	PPL	PPL Electric	LG&E	KU
2025 vs. 2024
Change - Cash Provided (Used):
Long-term debt issuance/retirement, net	$535	$(153)	$400	$450
Dividends	(47)	(26)	(13)	(17)
Issuance of treasury stock	399	—	—	—
Capital contributions/distributions, net	—	(258)	237	138
Changes in net short-term debt	842	509	(50)	(187)
Note payable with affiliate	—	—	(86)	(110)
Other financing activities	(42)	1	(9)	(9)
Total	$1,687	$73	$479	$265

(All Registrants)

See Note 8 to the Financial Statements for information on 2025 activity.

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

Long-term Debt and Equity Securities

Long-term debt and equity securities activity for 2025 included:

	Debt		Stock
	Issuances (a)	Retirements	Issuances (b)	Repurchases
Cash Flow Impact:
PPL (c)	$3,045	$616	$401	$—
PPL Electric	496	—	—	—
LG&E	700	300	—	—
KU	700	250	—	—

(a)Issuances are net of pricing discounts, where applicable, and exclude the impact of debt issuance costs.
(b)Primarily includes issuances of treasury stock.
(c)Retirements include $65 million related to repurchased affiliate debt. See Note 8 to the Financial Statements for additional information.

See Note 8 to the Financial Statements for additional long-term debt information.

Forecasted Sources of Cash

(All Registrants)

The Registrants expect to continue to have adequate liquidity available from operating cash flows, cash and cash equivalents, credit facilities, commercial paper issuances and debt, hybrid, and equity issuances to meet their requirements with respect to their contractual obligations and anticipated capital expenditures. Equity capital for PPL can be provided from any combination of issuances from at the market stock plans, private placements, or public offerings. Additionally, subject to market conditions, the Registrants and their subsidiaries may access the capital markets, and PPL Electric, LG&E and KU anticipate receiving equity contributions from their parent or member in 2026, which are expected to be used to fund capital expenditures and for other general corporate purposes.

PPL Electric, LG&E and KU plan to obtain the funds to meet their future capital needs from sources similar to those they used in the past, which were primarily from operating cash flows, external securities issuances, borrowings from financial institutions, and equity contributions from PPL. Operating cash flows provide a substantial portion of these subsidiary Registrants' cash needs.

The amount, type, and timing of any financings in 2026, as well as in subsequent years, will be contingent on investment opportunities and the Registrants' capital requirements and will depend upon prevailing market conditions, regulatory approvals as applicable for the subsidiary Registrants, and other factors.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At December 31, 2025, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (d)	Unused Capacity
PPL Capital Funding Credit Facilities (a)	$1,600	$—	$456	$1,144
PPL Electric Credit Facilities	750	—	6	744
LG&E Credit Facilities	600	—	—	600
KU Credit Facilities	600	—	—	600
Total Credit Facilities (b)(c)	$3,550	$—	$462	$3,088

(a)Includes a $1.5 billion syndicated credit facility with a $400 million borrowing sublimit for RIE and a $1.1 billion sublimit for PPL Capital Funding. RIE's borrowing sublimit is adjustable, at the borrowers' option, from $0 to $600 million, with the remaining balance of the $1.5 billion available under the facility allocated to PPL Capital Funding. At December 31, 2025, PPL Capital Funding had $355 million of commercial paper outstanding and RIE had $101 million of commercial paper outstanding. See Note 8 to the Financial Statements for additional information.
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

In addition to the financial covenants noted in the table above, the credit agreements governing the above credit facilities contain various other covenants. Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements. The Registrants monitor compliance with the covenants on a regular basis. At December 31, 2025, the Registrants were in compliance with these covenants. As of December 31, 2025, the Registrants believe that these covenants and other borrowing conditions will not limit access to these funding sources.

See Note 8 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LG&E and KU)

	Committed Capacity	Borrowed	Commercial Paper Issued	Unused Capacity
LG&E Money Pool (a)	$750	$—	$—	$750
KU Money Pool (a)	650	36	—	614

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

Commercial Paper (All Registrants)

The Registrants, PPL Capital Funding and RIE maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	December 31, 2025
	Capacity	Commercial Paper Issuances (b)	Unused Capacity
PPL Capital Funding (a)	$1,600	$355	$1,245
Rhode Island Energy (a)	400	101	299
PPL Electric	750	—	750
LG&E	600	—	600
KU	600	—	600
Total PPL	$3,950	$456	$3,494

(a)Issuances under the PPL Capital Funding and RIE commercial paper programs are supported by the PPL Capital Funding syndicated credit facility, which at December 31, 2025, had a total capacity of $1.5 billion, with a $400 million borrowing sublimit for RIE and a $1.1 billion sublimit for PPL Capital Funding. The sublimits of each borrower may be decreased or increased at the borrowers' option up to a prescribed amount such that all borrowings under the syndicated credit facility cannot exceed the size of the credit facility of $1.5 billion. PPL Capital Funding's Commercial paper program is also backed by a separate bilateral credit facility for $100 million.
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

Capital Expenditures

The table below shows the Registrants' current capital expenditure projections for the years 2026 through 2028. Expenditures for the regulated utilities are expected to be recovered through rates, pending regulatory approval.

		Projected
	Total	2026 (a)	2027	2028
PPL
Generating facilities	$4,200	$1,100	$1,500	$1,600
Electric distribution facilities	5,575	1,775	1,950	1,850
Gas distribution facilities	1,225	375	400	450
Transmission facilities	5,875	1,625	2,025	2,225
Other	475	250	150	75
Total Capital Expenditures	$17,350	$5,125	$6,025	$6,200

PPL Electric
Electric distribution facilities	$2,850	$1,000	$950	$900
Transmission facilities	3,350	975	1,125	1,250
Total Capital Expenditures	$6,200	$1,975	$2,075	$2,150

LG&E
Generating facilities	$2,500	$600	$850	$1,050
Electric distribution facilities	825	200	325	300
Gas distribution facilities	450	125	150	175
Transmission facilities	450	125	175	150
Other	250	125	75	50
Total Capital Expenditures	$4,475	$1,175	$1,575	$1,725

KU
Generating facilities	$1,700	$500	$650	$550
Electric distribution facilities	1,075	275	400	400
Transmission facilities	1,350	300	475	575
Other	225	125	75	25
Total Capital Expenditures	$4,350	$1,200	$1,600	$1,550

(a)The 2026 total excludes amounts included in accounts payable as of December 31, 2025.

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.

Contractual Obligations

The Registrants have assumed various financial obligations and commitments in the ordinary course of conducting business. At December 31, 2025, estimated contractual cash obligations were as follows:

	Total	2026	2027-2028	2028-2029	After 2030
PPL
Long-term Debt (a)	$19,089	$904	$1,778	$2,297	$14,110
Interest on Long-term Debt (b)	13,775	836	1,611	1,516	9,812
Operating Leases	109	20	35	19	35
Purchase Obligations (c)	5,476	1,940	1,845	1,002	689
Total Contractual Cash Obligations	$38,449	$3,700	$5,269	$4,834	$24,646

PPL Electric
Long-term Debt (a)	$5,799	$—	$108	$116	$5,575
Interest on Long-term Debt (b)	4,965	274	543	538	3,610
Unconditional Power Purchase Obligations	739	63	144	143	389
Total Contractual Cash Obligations	$11,503	$337	$795	$797	$9,574

LG&E
Long-term Debt (a)	$2,889	$90	$260	$—	$2,539
Interest on Long-term Debt (b)	2,508	131	253	249	1,875
Operating Leases	19	6	9	4	—
Coal and Natural Gas Purchase Obligations (d)	856	314	357	162	23
Unconditional Power Purchase Obligations (e)	299	19	48	48	184
Construction Obligations (f)	369	319	48	2	—
Other Obligations	72	45	22	5	—
Total Contractual Cash Obligations	$7,012	$924	$997	$470	$4,621

KU
Long-term Debt (a)	$3,539	$164	$60	$—	$3,315
Interest on Long-term Debt (b)	3,096	163	315	314	2,304
Operating Leases	30	10	13	5	2
Coal and Natural Gas Purchase Obligations (d)	1,088	372	536	180	—
Unconditional Power Purchase Obligations (e)	133	8	21	21	83
Construction Obligations (f)	356	288	62	6	—
Other Obligations	49	19	18	12	—
Total Contractual Cash Obligations	$8,291	$1,024	$1,025	$538	$5,704

(a)Reflects principal maturities based on stated maturity, sinking fund payments, or earlier put dates. See Note 8 to the Financial Statements for a discussion of variable-rate remarketable bonds issued on behalf of LG&E and KU. The Registrants do not have any significant finance lease obligations. For PPL, reduced by $84 million of repurchased affiliate bonds as of December 31, 2025. See Note 8 to the Financial Statements for more information.
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

Dividends/Distributions

(PPL)

PPL views dividends as an integral component of shareowner return and expects to continue to pay dividends in amounts intended to maintain a capitalization structure that supports investment grade credit ratings. In November 2025, PPL declared its quarterly common stock dividend, payable January 2, 2026, at 27.25 cents per share (equivalent to $1.09 per annum). On February 20, 2026, PPL announced a quarterly common stock dividend of 28.50 cents per share, payable April 1, 2026, to shareowners of record as of March 10, 2026. Future dividends will be declared at the discretion of the Board of Directors and will depend upon future earnings, cash flows, financial and legal requirements and other factors.

Subject to certain exceptions, PPL may not declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067. At December 31, 2025, no interest payments were deferred.

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

The following table sets forth the Registrants' and their subsidiaries' credit ratings for outstanding debt securities or commercial paper programs as of December 31, 2025.

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

Ratings Triggers (PPL, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, and interest rate instruments, contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 16 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for derivative contracts in a net liability position at December 31, 2025.

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

The following interest rate hedges were outstanding at December 31:

	2025				2024
	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)
PPL and LG&E
Cash flow hedges
Interest rate derivatives	$20	$—	$(1)	2026	$—	$—	$—
Economic hedges
Interest rate derivatives (c)	$64	$(5)	$(1)	2033	$64	$(3)	$(1)

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at December 31, 2025 and 2024 was insignificant for PPL, PPL Electric, LG&E, and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at December 31 is shown below.

	10% Adverse Movement in Rates on Fair Value of Debt
	2025	2024
PPL	$720	$622
PPL Electric	284	262
LG&E	135	89
KU	175	131

Commodity Price Risk

PPL is exposed to commodity price risk through its subsidiaries primarily from the purchases of electricity, natural gas and fuel but has cost recovery mechanisms to mitigate that risk. See Note 16 to the Financial Statements for further discussion of these risks.

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
•RIE is not materially exposed to volumetric risk. RIE's electric and gas distribution rates both have a revenue decoupling mechanism, which allows for annual adjustments to RIE's delivery rates.

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

Acquisitions, Development and Divestitures

The Registrants from time to time evaluate opportunities for potential acquisitions, divestitures, and development projects. See Note 9 to the Financial Statements for additional information on acquisition, development and divestiture activity. Development projects are reexamined based on market conditions and other factors to determine whether to proceed with, modify or terminate the projects. Any resulting transactions may impact future financial results.

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

Sustainability

The Governance, Nominating and Sustainability Committee of PPL's Board of Directors has oversight of the company's practices and positions to further its sustainability strategy and corporate governance, including specific environmental and corporate social responsibility initiatives. Management considers several factors as part of the company's sustainability approach, including ongoing engagement with constituents such as shareholders and regulators on topics related to sustainability and other matters. To the extent sustainability issues have or may have a material impact on the Registrants' financial condition or results of operation, PPL discloses such matters in accordance with applicable securities law and SEC regulations.

In addition to disclosure required by applicable securities laws and SEC regulations, PPL provides additional disclosures on sustainability topics that it considers relevant to investors and stakeholders, which are available on the corporate website at https://www.pplweb.com/sustainability/reports-disclosures/. Primarily, PPL continues each spring to publish its annual sustainability report including data related to carbon emissions. PPL also participates in efforts by the Edison Electric Institute and American Gas Association to provide the appropriate subset of sustainability information that can be applied consistently across the electric and gas utility industries. Finally, PPL consults widely used reporting frameworks for discrete sustainability topics, including corporate political contributions and climate-related issues and maps its disclosure to various reporting frameworks such as Global Reporting Initiative (GRI) Standards and to the CDP Climate and Water Questionnaires.

Cybersecurity

See "Item 1A. Risk Factors" and "Item 1C. Cybersecurity" for a discussion of cybersecurity risks affecting the Registrants and the related strategies for managing these risks.

Competition

See "Competition" under each of PPL's reportable segments in "Item 1. Business - General - Segment Information" and "Item 1A. Risk Factors" for a discussion of competitive factors affecting the Registrants.

New Accounting Guidance

See Note 1 and Note 20 to the Financial Statements for a discussion of significant new accounting guidance adopted and pending adoption as of December 31, 2025.

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

Increase (Decrease)
Actuarial assumption
Discount Rate	(0.25%)
Expected Return on Plan Assets	(0.25%)
Rate of Compensation Increase	0.25%

	Increase (Decrease)	(Increase) Decrease	(Increase) Decrease	Increase (Decrease)	Increase (Decrease)
Actuarial assumption	Defined Benefit Asset	Defined Benefit Liabilities	AOCI (pre-tax)	Net Regulatory Assets	Defined Benefit Costs
PPL
Discount rates	$(17)	$(73)	$26	$64	$4
Expected return on plan assets	n/a	n/a	n/a	n/a	10
Rate of compensation increase	(2)	(6)	2	6	1

PPL Electric
Discount rates	—	(31)	—	31	1
Expected return on plan assets	n/a	n/a	—	n/a	3
Rate of compensation increase	—	(2)	—	2	—

LG&E
Discount rates	(7)	1	n/a	8	1
Expected return on plan assets	n/a	n/a	n/a	n/a	1
Rate of compensation increase	(1)	—	n/a	1	—

KU
Discount rates	(6)	1	n/a	7	1
Expected return on plan assets	n/a	n/a	n/a	n/a	1
Rate of compensation increase	(1)	—	n/a	1	—

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

Regulatory Assets and Liabilities (All Registrants)

PPL Electric, LG&E, KU and RIE are subject to cost-based rate regulation. As a result, the effects of regulatory actions are required to be reflected in the financial statements. Assets and liabilities that result from the regulated ratemaking process may not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in regulated customer rates. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. In certain cases, regulatory liabilities are recorded based on an understanding or agreement with the regulator that rates have been set to recover costs that are expected to be incurred in the future, and the regulated entity is accountable for any amounts charged pursuant to such rates and not yet expended for the intended purpose.

Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory and political environments, the ability to recover costs through regulated rates, recent rate orders to the Registrants and other regulated entities, and the status of any pending or potential deregulation legislation. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. This assessment reflects the current political and regulatory climate at the state and federal levels and is subject to change in the future. If future recovery of costs ceases to be probable, the regulatory asset would be written-off. There were no material write-offs of regulatory assets for the year ended December 31, 2025. Additionally, the regulatory agencies can provide flexibility in the manner and timing of recovery of regulatory assets.

See Note 7 to the Financial Statements for regulatory assets and regulatory liabilities recorded at December 31, 2025 and 2024, as well as additional information on those regulatory assets and liabilities. All regulatory assets are either currently being recovered under specific rate orders, represent amounts that are expected to be recovered in future rates or benefit future periods based upon established regulatory practices.

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

As of October 1, 2025, PPL, for its reporting units, and individually, LG&E and KU, elected to perform the qualitative step zero evaluation of goodwill. These evaluations considered the excess of fair value over the carrying value of each reporting unit that was calculated during step one of the quantitative impairment tests performed in the fourth quarter of 2022, and the relevant events and circumstances that occurred since those tests were performed including:

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

See "Long-Lived and Intangible Assets - Asset Impairment (Excluding Investments)" in Note 1 to the Financial Statements for further discussion of goodwill impairment tests. See Note 17 to the Financial Statements for information on goodwill balances by reportable segment at December 31, 2025.

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

At December 31, 2025, the total recorded balances and information on the most significant recorded AROs were as follows.

		Most Significant AROs
	Total ARO Recorded	Amount Recorded	% of Total	Description
LG&E	$75	$52	69	Ponds, landfills and natural gas mains
KU	57	27	47	Ponds and landfills

The most significant assumptions surrounding AROs are the forecasted retirement costs (including settlement dates and the timing of cash flows), discount and inflation rates. At December 31, 2025, a 10% increase to retirement cost would increase these ARO liabilities by $6 million at LG&E and $7 million at KU. A 0.25% decrease in the discount rate would increase these ARO liabilities by $4 million at LG&E and $1 million at KU and a 0.25% increase in the inflation rate would increase these ARO liabilities by $4 million at LG&E and $1 million at KU. There would be no significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability as a result of these changes in assumptions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and the Board of Directors of PPL Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PPL Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2026 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Regulatory Assets and Regulatory Liabilities – Impact of Rate-Regulation on Regulatory Assets and Regulatory Liabilities and Related Disclosures – Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

As discussed in Note 1 to the financial statements, the Company owns and operates four cost-based rate-regulated utilities for which rates are set by regulators to enable the regulated utility to recover the costs of providing electric or gas service, as applicable, and to provide a reasonable return to shareholders. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by generally accepted accounting principles and reflect the effects of regulatory actions.

Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event. While the Company has indicated that it expects to recover costs from customers through regulated rates, there is a risk that the regulators will not approve full recovery of and return on such costs or approve recovery on a timely basis in future regulatory decisions.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in continually assessing whether the regulatory assets and regulatory liabilities are probable of future recovery or refund by considering factors such as changes in the applicable regulatory environments, the ability to recover costs through regulated rates, and recent rate orders. Auditing these judgments required specialized knowledge of accounting for rate regulation due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by regulatory commissions included the following, among others:
•We tested the effectiveness of management's internal controls over evaluating the likelihood of recovery or refund in future rates of costs deferred as regulatory assets and regulatory liabilities. We tested the effectiveness of management's internal controls over the recognition of amounts as regulatory assets or regulatory liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We obtained and read relevant regulatory orders issued by the regulatory commissions for the Company and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances.

•We evaluated the Company's disclosures related to the impacts of rate-regulation, including the balances recorded and regulatory developments.

/s/ Deloitte & Touche LLP

Morristown, New Jersey
February 20, 2026

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowner and the Board of Directors of PPL Electric Utilities Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PPL Electric Utilities Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Assets and Regulatory Liabilities – Impact of Rate-Regulation on Regulatory Assets and Regulatory Liabilities and Related Disclosures – Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

As discussed in Note 1 to the financial statements, PPL Electric Utilities Company (PPL Electric) is a cost-based rate-regulated utility for which rates are set by regulators to enable the regulated utility to recover the costs of providing electric service and to provide a reasonable return to shareholders. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by generally accepted accounting principles and reflect the effects of regulatory actions.

Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event. While PPL Electric has indicated that it expects to recover costs from customers through regulated rates, there is a risk that the regulators will not approve full recovery of and return on such costs or approve recovery on a timely basis in future regulatory decisions.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in continually assessing whether the regulatory assets and regulatory liabilities are probable of future recovery or refund by considering factors such as changes in the applicable regulatory environments, the ability to recover costs through regulated rates, and recent rate orders. Auditing these judgments required specialized knowledge of accounting for rate regulation due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by regulatory commissions included the following, among others:
•We tested the effectiveness of management's internal controls over evaluating the likelihood of recovery or refund in future rates of costs deferred as regulatory assets and regulatory liabilities. We tested the effectiveness of management's internal controls over the recognition of amounts as regulatory assets or regulatory liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We obtained and read relevant regulatory orders issued by the regulatory commissions for PPL Electric and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances.

•We evaluated PPL Electric's disclosures related to the impacts of rate-regulation, including the balances recorded and regulatory developments.

/s/ Deloitte & Touche LLP

Morristown, New Jersey
February 20, 2026

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of Louisville Gas and Electric Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Louisville Gas and Electric Company (the "Company") as of December 31, 2025 and 2024, the related statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Assets and Regulatory Liabilities – Impact of Rate-Regulation on Regulatory Assets and Regulatory Liabilities and Related Disclosures – Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

As discussed in Note 1 to the financial statements, Louisville Gas and Electric Company (LG&E) is a cost-based rate-regulated utility for which rates are set by regulators to enable the regulated utility to recover the costs of providing electric or gas service, as applicable, and to provide a reasonable return to shareholders. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by generally accepted accounting principles and reflect the effects of regulatory actions.

Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event. While LG&E has indicated that it expects to recover costs from customers through regulated rates, there is a risk that the regulators will not approve full recovery of and return on such costs or approve recovery on a timely basis in future regulatory decisions.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in continually assessing whether the regulatory assets and regulatory liabilities are probable of future recovery or refund by considering factors such as changes in the applicable regulatory environments, the ability to recover costs through regulated rates, and recent rate orders. Auditing these judgments required specialized knowledge of accounting for rate regulation due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by regulatory commissions included the following, among others:
•We tested the effectiveness of management's internal controls over evaluating the likelihood of recovery or refund in future rates of costs deferred as regulatory assets and regulatory liabilities. We tested the effectiveness of management's internal controls over the recognition of amounts as regulatory assets or regulatory liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We obtained and read relevant regulatory orders issued by the regulatory commissions for LG&E and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances.

•We evaluated LG&E's disclosures related to the impacts of rate-regulation, including the balances recorded and regulatory developments.

/s/ Deloitte & Touche LLP

Louisville, Kentucky
February 20, 2026

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of Kentucky Utilities Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kentucky Utilities Company (the "Company") as of December 31, 2025 and 2024, the related statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Regulatory Assets and Regulatory Liabilities – Impact of Rate-Regulation on Regulatory Assets and Regulatory Liabilities and Related Disclosures – Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

As discussed in Note 1 to the financial statements, Kentucky Utilities Company (KU) is a cost-based rate-regulated utility for which rates are set by regulators to enable the regulated utility to recover the costs of providing electric service and to provide a reasonable return to shareholders. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by generally accepted accounting principles and reflect the effects of regulatory actions.

Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event. While KU has indicated that it expects to recover costs from customers through regulated rates, there is a risk that the regulators will not approve full recovery of and return on such costs or approve recovery on a timely basis in future regulatory decisions.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management in continually assessing whether the regulatory assets and regulatory liabilities are probable of future recovery or refund by considering factors such as changes in the applicable regulatory environments, the ability to recover costs through regulated rates, and recent rate orders. Auditing these judgments required specialized knowledge of accounting for rate regulation due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by regulatory commissions included the following, among others:
•We tested the effectiveness of management's internal controls over evaluating the likelihood of recovery or refund in future rates of costs deferred as regulatory assets and regulatory liabilities. We tested the effectiveness of management's internal controls over the recognition of amounts as regulatory assets or regulatory liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•We obtained and read relevant regulatory orders issued by the regulatory commissions for KU and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances.

•We evaluated KU's disclosures related to the impacts of rate-regulation, including the balances recorded and regulatory developments.

/s/ Deloitte & Touche LLP

Louisville, Kentucky
February 20, 2026

We have served as the Company's auditor since 2015.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except share data)

	2025	2024	2023
Operating Revenues	$9,042	$8,462	$8,312

Operating Expenses
Operation
Fuel	855	783	733
Energy purchases	1,892	1,679	1,841
Other operation and maintenance	2,431	2,607	2,462
Depreciation	1,312	1,279	1,254
Taxes, other than income	423	374	392
Total Operating Expenses	6,913	6,722	6,682

Operating Income	2,129	1,740	1,630

Other Income (Expense) - net (Note 14)	151	114	(40)

Interest Expense	808	738	666

Income Before Income Taxes	1,472	1,116	924

Income Taxes	291	228	184

Net Income	$1,181	$888	$740

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$1.60	$1.20	$1.00
Diluted	$1.59	$1.20	$1.00

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	739,406	737,756	737,036
Diluted	743,348	739,853	738,166

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2025	2024	2023
Net income	$1,181	$888	$740

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Qualifying derivatives, net of tax of ($1), $0, $0	1	—	—
Equity investees' other comprehensive income (loss), net tax of $0, $0, $0	(1)	1	1
Defined benefit plans:
Net actuarial gain (loss), net of tax of $7, $8, $15	(20)	(22)	(41)
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of ($1), $0, $0	2	3	3
Defined benefit plans:
Prior service costs, net of tax of $0, $0, ($1)	1	1	1
Net actuarial (gain) loss, net of tax of $1, $0, $0	(1)	(4)	(3)
Total other comprehensive income (loss)	(18)	(21)	(39)

Comprehensive income	$1,163	$867	$701

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2025	2024	2023
Cash Flows from Operating Activities
Net income	$1,181	$888	$740
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,312	1,279	1,254
Amortization	104	78	81
Defined benefit plans - income	(57)	(72)	(73)
Deferred income taxes and investment tax credits	192	196	322
Stock compensation expense	49	46	33
Equity component of AFUDC	(81)	(47)	(30)
Other	8	30	1
Change in current assets and current liabilities
Accounts receivable	(207)	254	(170)
Accounts payable	(12)	(41)	(72)
Unbilled revenues	(73)	(57)	128
Fuel, materials and supplies	(28)	(2)	(60)
Prepayments	43	(34)	1
Taxes payable	87	(27)	6
Regulatory assets and liabilities, net	162	(68)	(37)
Accrued interest	38	33	27
Other	(4)	(65)	38
Other operating activities
Defined benefit plans - funding	(12)	(10)	(13)
Proceeds from transfer of excess benefit plan funds	—	13	—
Other assets	(138)	(96)	(69)
Other liabilities	65	42	(349)
Net cash provided by operating activities	2,629	2,340	1,758
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(4,030)	(2,805)	(2,390)
Other investing activities	26	(13)	7
Net cash used in investing activities	(4,004)	(2,818)	(2,383)
Cash Flows from Financing Activities
Issuance of long-term debt	3,045	1,894	3,252
Retirement of long-term debt	(616)	—	(1,854)
Payment of common stock dividends	(794)	(747)	(704)
Issuance of treasury stock	401	2	5
Net increase (decrease) in short-term debt	153	(689)	7
Debt issuance costs	(41)	(19)	(46)
Other financing activities	(26)	(6)	(10)
Net cash provided by financing activities	2,122	435	650
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	747	(43)	25
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	339	382	357
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,086	$339	$382

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$745	$670	$604
Income taxes - net	$93	$(123)	$281
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$630	$358	$220

 The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2025	2024
Assets
Current Assets
Cash and cash equivalents	$1,071	$306
Accounts receivable (less reserve: 2025, $133; 2024, $147)
Customer	1,108	961
Other	117	76
Unbilled revenues (less reserve: 2025, $6; 2024, $6)	558	485
Fuel, materials and supplies	551	511
Prepayments	106	136
Regulatory assets	308	320
Other current assets	112	85
Total Current Assets	3,931	2,880

Property, Plant and Equipment
Regulated utility plant	42,953	40,391
Less: accumulated depreciation - regulated utility plant	10,303	9,682
Regulated utility plant, net	32,650	30,709
Non-regulated property, plant and equipment	71	79
Less: accumulated depreciation - non-regulated property, plant and equipment	26	29
Non-regulated property, plant and equipment, net	45	50
Construction work in progress	3,437	2,390
Property, Plant and Equipment, net	36,132	33,149

Other Noncurrent Assets
Regulatory assets	2,092	2,060
Goodwill	2,247	2,247
Other intangibles	327	314
Other noncurrent assets (less reserve for accounts receivable: 2025, $1; 2024, $1)	515	419
Total Other Noncurrent Assets	5,181	5,040

Total Assets	$45,244	$41,069

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2025	2024
Liabilities and Equity
Current Liabilities
Short-term debt	$456	$303
Long-term debt due within one year	904	551
Accounts payable	1,559	1,196
Taxes	190	103
Interest	195	157
Dividends	198	186
Regulatory liabilities	376	223
Other current liabilities	668	614
Total Current Liabilities	4,546	3,333

Long-term Debt	17,990	15,952

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,506	3,356
Investment tax credits	109	111
Accrued pension obligations	281	317
Asset retirement obligations	133	136
Regulatory liabilities	3,318	3,335
Other deferred credits and noncurrent liabilities	480	452
Total Deferred Credits and Other Noncurrent Liabilities	7,827	7,707

Commitments and Contingent Liabilities (Notes 7 and 12)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,443	12,346
Treasury stock	(575)	(928)
Earnings reinvested	3,207	2,835
Accumulated other comprehensive loss	(202)	(184)
Total Equity	14,881	14,077

Total Liabilities and Equity	$45,244	$41,069

(a)1,560,000 shares authorized; 770,978 shares issued and 751,041 shares outstanding at December 31, 2025. 1,560,000 shares authorized; 770,215 shares issued and 738,033 shares outstanding at December 31, 2024.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Treasury Stock	Earnings reinvested	Accumulated other comprehensive loss	Noncontrolling interest	Total
December 31, 2022	736,487	$8	$12,317	$(967)	$2,681	$(124)	$3	$13,918
Treasury stock issued	643		4	19				23
Stock-based compensation			5					5
Net income					740			740
Dividends and dividend equivalents (b)					(711)			(711)
Preferred stock							(3)	(3)
Other comprehensive income (loss)						(39)		(39)
December 31, 2023	737,130	$8	$12,326	$(948)	$2,710	$(163)	$—	$13,933

Common stock issued	202							—
Treasury stock issued	701		7	20				27
Stock-based compensation			13					13
Net income					888			888
Dividends and dividend equivalents (b)					(763)			(763)
Other comprehensive income (loss)						(21)		(21)
December 31, 2024	738,033	$8	$12,346	$(928)	$2,835	$(184)	$—	$14,077

Common stock issued	763		26					26
Treasury stock issued	12,245		67	353				420
Stock-based compensation			4					4
Net income					1,181			1,181
Dividends and dividend equivalents (b)					(809)			(809)
Other comprehensive income (loss)						(18)		(18)
December 31, 2025	751,041	$8	$12,443	$(575)	$3,207	$(202)	$—	$14,881

(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock at December 31, 2025, 2024 and 2023 were: $1.09, $1.03 and $0.96.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2025	2024	2023
Operating Revenues	$3,113	$2,876	$3,008

Operating Expenses
Operation
Energy purchases	876	721	992
Other operation and maintenance	630	705	605
Depreciation	413	401	397
Taxes, other than income	151	131	143
Total Operating Expenses	2,070	1,958	2,137

Operating Income	1,043	918	871

Other Income (Expense) - net (Note 14)	48	45	39

Interest Income from Affiliate	9	33	—

Interest Expense	257	246	223

Income Before Income Taxes	843	750	687

Income Taxes	204	176	168

Net Income (a)	$639	$574	$519
(a)Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2025	2024	2023
Cash Flows from Operating Activities
Net income	$639	$574	$519
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	413	401	397
Amortization	48	45	41
Defined benefit plans - income	(29)	(39)	(42)
Deferred income taxes and investment tax credits	24	129	46
Equity component of AFUDC	(30)	(23)	(16)
Other	4	24	(8)
Change in current assets and current liabilities
Accounts receivable	(142)	89	(78)
Accounts payable	99	64	13
Unbilled revenues	(50)	(10)	75
Materials and supplies	(40)	6	(30)
Prepayments	49	(32)	2
Regulatory assets and liabilities, net	67	(101)	(38)
Taxes payable	45	(49)	15
Accrued interest	11	12	8
Other	(8)	(25)	9
Other operating activities
Defined benefit plans - funding	—	—	(5)
Other assets	(50)	(32)	3
Other liabilities	—	9	1
Net cash provided by operating activities	1,050	1,042	912

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,608)	(1,229)	(956)
Expenditures for intangible assets	(12)	(9)	(6)
Net (increase) decrease in notes receivable from affiliate	79	(222)	—
Other investing activities	38	5	4
Net cash used in investing activities	(1,503)	(1,455)	(958)

Cash Flows from Financing Activities
Issuance of long-term debt	496	649	1,329
Retirement of long-term debt	—	—	(1,240)
Contributions from parent	540	688	206
Payment of common stock dividends to parent	(401)	(375)	(323)
Return of capital to parent	(170)	(60)	(250)
Net increase (decrease) in short-term debt	—	(509)	364
Debt issuance costs	(6)	(7)	(14)
Net cash provided by financing activities	459	386	72

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	6	(27)	26
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	24	51	25
Cash, Cash Equivalents and Restricted Cash at End of Period	$30	$24	$51

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest - net of amount capitalized	$236	$224	$205
Income taxes - net	$129	$83	$92
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$213	$173	$122

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2025	2024
Assets
Current Assets
Cash and cash equivalents	$30	$24
Accounts receivable (less reserve: 2025, $34; 2024, $37)
Customer	450	353
Other	29	8
Accounts receivable from affiliates	7	10
Notes receivable from affiliate	143	222
Unbilled revenues (less reserve: 2025, $4; 2024, $3)	209	159
Materials and supplies	151	104
Prepayments	38	74
Regulatory assets	112	133
Other current assets	46	30
Total Current Assets	1,215	1,117

Property, Plant and Equipment
Regulated utility plant	17,476	16,469
Less: accumulated depreciation - regulated utility plant	4,124	4,052
Regulated utility plant, net	13,352	12,417
Construction work in progress	1,216	898
Property, Plant and Equipment, net	14,568	13,315

Other Noncurrent Assets
Regulatory assets	725	673
Intangibles	282	274
Other noncurrent assets (less reserve for accounts receivable: 2025, $1; 2024, $1)	96	96
Total Other Noncurrent Assets	1,103	1,043

Total Assets	$16,886	$15,475

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2025	2024
Liabilities and Equity
Current Liabilities
Accounts payable	$690	$565
Accounts payable to affiliates	54	44
Taxes	47	2
Interest	66	55
Customer deposits	92	25
Regulatory liabilities	103	57
Other current liabilities	58	58
Total Current Liabilities	1,110	806

Long-term Debt	5,707	5,214

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,781	1,726
Regulatory liabilities	828	839
Other deferred credits and noncurrent liabilities	122	160
Total Deferred Credits and Other Noncurrent Liabilities	2,731	2,725

Commitments and Contingent Liabilities (Notes 7 and 12)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	5,038	4,668
Earnings reinvested	1,936	1,698
Total Equity	7,338	6,730

Total Liabilities and Equity	$16,886	$15,475

(a)170,000 shares authorized; 66,368 shares issued and outstanding at December 31, 2025 and December 31, 2024.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2022	66,368	$364	$4,084	$1,303	$5,751
Net income				519	519
Capital contributions from parent			206		206
Return of capital to parent			(250)		(250)
Dividends declared				(323)	(323)
December 31, 2023	66,368	$364	$4,040	$1,499	$5,903

Net income				574	574
Capital contributions from parent			688		688
Return of capital to parent			(60)		(60)
Dividends declared				(375)	(375)
December 31, 2024	66,368	$364	$4,668	$1,698	$6,730

Net income				639	639
Capital contributions from parent			540		540
Return of capital to parent			(170)		(170)
Dividends declared				(401)	(401)
December 31, 2025	66,368	$364	$5,038	$1,936	$7,338

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)

	2025	2024	2023
Operating Revenues
Retail and wholesale	$1,718	$1,617	$1,580
Electric revenue from affiliate	30	31	33
Total Operating Revenues	1,748	1,648	1,613

Operating Expenses
Operation
Fuel	338	308	286
Energy purchases	187	151	168
Energy purchases from affiliate	22	20	12
Other operation and maintenance	364	349	364
Depreciation	307	305	302
Taxes, other than income	51	49	48
Total Operating Expenses	1,269	1,182	1,180

Operating Income	479	466	433

Other Income (Expense) - net (Note 14)	24	12	3

Interest Income from Affiliate	—	1	1

Interest Expense	116	105	102

Income Before Income Taxes	387	374	335

Income Taxes	78	77	69

Net Income (a)	$309	$297	$266

(a)Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)

	2025	2024	2023
Cash Flows from Operating Activities
Net income	$309	$297	$266
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	307	305	302
Amortization	24	16	14
Equity component of AFUDC	(16)	(8)	(3)
Deferred income taxes and investment tax credits	(9)	6	(14)
Other	6	2	(4)
Change in current assets and current liabilities
Accounts receivable	(10)	(25)	40
Accounts receivable from affiliates	(6)	(11)	7
Accounts payable	14	12	(40)
Accounts payable to affiliates	6	15	(8)
Unbilled revenues	(10)	1	24
Fuel, materials and supplies	(2)	(13)	24
Regulatory assets and liabilities, net	(12)	(3)	25
Taxes payable	20	(1)	—
Accrued interest	13	—	5
Other	(5)	—	1
Other operating activities
Expenditures for asset retirement obligations	(9)	(11)	(11)
Other assets	(43)	(27)	(21)
Other liabilities	22	(1)	2
Net cash provided by operating activities	599	554	609
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(767)	(444)	(378)
Notes receivable from affiliates	(36)	—	—
Net cash used in investing activities	(803)	(444)	(378)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	(43)	43	—
Issuance of long-term debt	700	—	464
Retirement of long-term debt	(300)	—	(300)
Payment of common stock dividends to parent	(200)	(187)	(166)
Contributions from parent	281	65	67
Return of capital to parent	(55)	(76)	(161)
Debt issuance costs	(9)	—	(5)
Net increase (decrease) in short-term debt	(25)	25	(179)
Net cash provided by (used in) financing activities	349	(130)	(280)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	145	(20)	(49)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	24	44	93
Cash, Cash Equivalents and Restricted Cash at End of Period	$169	$24	$44

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest - net of amount capitalized	$103	$101	$93
Income taxes - net	$81	$73	$84
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$142	$64	$30

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)

	2025	2024
Assets
Current Assets
Cash and cash equivalents	$162	$8
Accounts receivable (less reserve: 2025, $5; 2024, $3)
Customer	154	134
Other	26	23
Unbilled revenues (less reserve: 2025, $0; 2024, $0)	97	87
Accounts receivable from affiliates	46	40
Notes receivable from affiliates	36	—
Fuel, materials and supplies	160	157
Prepayments	11	9
Regulatory assets	19	8
Other current assets	2	2
Total Current Assets	713	468

Property, Plant and Equipment
Regulated utility plant	8,270	7,748
Less: accumulated depreciation - regulated utility plant	1,842	1,643
Regulated utility plant, net	6,428	6,105
Construction work in progress	689	443
Property, Plant and Equipment, net	7,117	6,548

Other Noncurrent Assets
Regulatory assets	482	491
Goodwill	389	389
Other intangibles	11	12
Other noncurrent assets	106	84
Total Other Noncurrent Assets	988	976

Total Assets	$8,818	$7,992

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)

	2025	2024
Liabilities and Equity
Current Liabilities
Short-term debt	$—	$25
Notes payable with affiliates	—	43
Long-term debt due within one year	90	300
Accounts payable	262	158
Accounts payable to affiliates	73	64
Customer deposits	37	36
Taxes	60	40
Regulatory liabilities	13	14
Interest	34	21
Asset retirement obligations	2	11
Other current liabilities	54	50
Total Current Liabilities	625	762

Long-term Debt	2,775	2,171

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	819	803
Investment tax credits	29	30
Price risk management liabilities	4	3
Asset retirement obligations	73	73
Regulatory liabilities	809	815
Other deferred credits and noncurrent liabilities	78	64
Total Deferred Credits and Other Noncurrent Liabilities	1,812	1,788

Commitments and Contingent Liabilities (Notes 7 and 12)

Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	2,208	1,982
Earnings reinvested	974	865
Total Equity	3,606	3,271

Total Liabilities and Equity	$8,818	$7,992

(a)75,000 shares authorized; 21,294 shares issued and outstanding at December 31, 2025 and December 31, 2024.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2022	21,294	$424	$2,087	$655	$3,166
Net income				266	266
Capital contributions from parent			67		67
Return of capital to parent			(161)		(161)
Cash dividends declared				(166)	(166)
December 31, 2023	21,294	$424	$1,993	$755	$3,172

Net income				297	297
Capital contributions from parent			65		65
Return of capital to parent			(76)		(76)
Cash dividends declared				(187)	(187)
December 31, 2024	21,294	$424	$1,982	$865	$3,271

Net income				309	309
Capital contributions from parent			281		281
Return of capital to parent			(55)		(55)
Cash dividends declared				(200)	(200)
December 31, 2025	21,294	$424	$2,208	$974	$3,606

(a)Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)

	2025	2024	2023
Operating Revenues
Retail and wholesale	$2,042	$1,944	$1,872
Electric revenue from affiliate	22	20	12
Total Operating Revenues	2,064	1,964	1,884

Operating Expenses
Operation
Fuel	517	476	447
Energy purchases	26	25	24
Energy purchases from affiliate	30	31	33
Other operation and maintenance	416	413	427
Depreciation	408	403	392
Taxes, other than income	51	49	45
Total Operating Expenses	1,448	1,397	1,368

Operating Income	616	567	516

Other Income (Expense) - net (Note 14)	29	15	8

Interest Expense	148	137	134

Interest Expense from Affiliate	—	—	1

Income Before Income Taxes	497	445	389

Income Taxes	99	89	77

Net Income (a)	$398	$356	$312

(a)Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)

	2025	2024	2023
Cash Flows from Operating Activities
Net income	$398	$356	$312
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	408	403	392
Amortization	21	21	20
Defined benefit plans - income	(3)	(5)	(5)
Equity component of AFUDC	(21)	(9)	(3)
Deferred income taxes and investment tax credits	—	(15)	(10)
Other	11	5	1
Change in current assets and current liabilities
Accounts receivable	(2)	(21)	16
Accounts payable	1	(23)	(26)
Accounts payable to affiliates	7	29	(24)
Unbilled revenues	(4)	(5)	17
Fuel, materials and supplies	(8)	14	(17)
Regulatory assets and liabilities, net	(6)	23	25
Taxes payable	26	5	5
Accrued interest	14	—	5
Other	(4)	(5)	(4)
Other operating activities
Expenditures for asset retirement obligations	(11)	(10)	(28)
Other assets	(21)	(41)	(25)
Other liabilities	(8)	1	(4)
Net cash provided by operating activities	798	723	647
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(983)	(643)	(572)
Other investing activities	(3)	—	6
Net cash used in investing activities	(986)	(643)	(566)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	(37)	73	—
Issuance of long-term debt	700	—	459
Retirement of long-term debt	(250)	—	(313)
Payment of common stock dividends to parent	(249)	(232)	(190)
Contributions from parent	198	126	76
Return of capital to parent	(37)	(103)	(84)
Debt issuance costs	(9)	—	(4)
Net increase (decrease) in short-term debt	(140)	47	(8)
Net cash provided by (used in) financing activities	176	(89)	(64)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(12)	(9)	17
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	29	38	21
Cash, Cash Equivalents and Restricted Cash at End of Period	$17	$29	$38

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest - net of amount capitalized	$138	$135	$125
Income taxes - net	$94	$102	$78
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$101	$74	$38

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)

	2025	2024
Assets
Current Assets
Cash and cash equivalents	$10	$13
Accounts receivable (less reserve: 2025, $4; 2024, $2)
Customer	171	160
Other	26	22
Unbilled revenues (less reserve: 2025, $0; 2024, $0)	106	102
Fuel, materials and supplies	183	173
Prepayments	12	11
Regulatory assets	1	1
Other current assets	16	9
Total Current Assets	525	491

Property, Plant and Equipment
Regulated utility plant	10,929	10,419
Less: accumulated depreciation - regulated utility plant	2,934	2,652
Regulated utility plant, net	7,995	7,767
Construction work in progress	952	567
Property, Plant and Equipment, net	8,947	8,334

Other Noncurrent Assets
Regulatory assets	467	458
Goodwill	607	607
Other intangibles	34	28
Other noncurrent assets	178	155
Total Other Noncurrent Assets	1,286	1,248

Total Assets	$10,758	$10,073

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)

	2025	2024
Liabilities and Equity
Current Liabilities
Short-term debt	$—	$140
Notes payable with affiliates	36	73
Long-term debt due within one year	164	250
Accounts payable	137	96
Accounts payable to affiliates	106	100
Customer deposits	41	39
Taxes	63	37
Regulatory liabilities	16	22
Interest	38	24
Asset retirement obligations	6	10
Other current liabilities	69	58
Total Current Liabilities	676	849

Long-term Debt	3,346	2,816

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	956	924
Investment tax credits	79	81
Asset retirement obligations	51	54
Regulatory liabilities	997	1,009
Other deferred credits and noncurrent liabilities	44	41
Total Deferred Credits and Other Noncurrent Liabilities	2,127	2,109

Commitments and Contingent Liabilities (Notes 7 and 12)

Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	3,217	3,056
Earnings reinvested	1,084	935
Total Equity	4,609	4,299

Total Liabilities and Equity	$10,758	$10,073

(a)     80,000 shares authorized; 37,818 shares issued and outstanding at December 31, 2025 and December 31, 2024.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Kentucky Utilities Company
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2022	37,818	$308	$3,041	$689	$4,038
Net income				312	312
Capital contributions from parent			76		76
Return of capital to parent			(84)		(84)
Cash dividends declared				(190)	(190)
December 31, 2023	37,818	$308	$3,033	$811	$4,152

Net income				356	356
Capital contributions from parent			126		126
Return of capital to parent			(103)		(103)
Cash dividends declared				(232)	(232)
December 31, 2024	37,818	$308	$3,056	$935	$4,299

Net income				398	398
Capital contributions from parent			198		198
Return of capital to parent			(37)		(37)
Cash dividends declared				(249)	(249)
December 31, 2025	37,818	$308	$3,217	$1,084	$4,609

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

Earnings Per Share (PPL)

EPS is computed using the two-class method, which is an earnings allocation method for computing EPS that treats a participating security as having rights to earnings that would otherwise have been available to common shareowners. Share-based payment awards that provide recipients a non-forfeitable right to dividends or dividend equivalents are considered participating securities. The if-converted method, which assumes the securities were converted to common stock at the start of the period (or issuance), is used to determine the dilutive effects of convertible securities.

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

PPL Electric, RIE, LG&E and KU have identified one class of financing receivables, "accounts receivable - customer", which includes financing receivables for all billed and unbilled sales with customers. All other financing receivables are classified as other.

The changes in the allowance for doubtful accounts are included in the following table. Amounts relate to financing receivables, except as noted.

		Additions
	Balance at Beginning of Period	Charged to Income	Deductions (a)	Balance at End of Period
PPL
2025	$154	$84	$98	$140	(b)
2024	130	109	85	154	(b)
2023	95	87	52	130	(b)

PPL Electric
2025	$41	$33	$35	$39	(c)
2024	50	56	65	41	(c)
2023	33	52	35	50	(c)

LG&E
2025	$3	$4	$2	$5
2024	6	4	7	3
2023	4	4	2	6

KU
2025	$2	$5	$3	$4
2024	2	4	4	2
2023	3	3	4	2

(a)Primarily related to uncollectible accounts written off.
(b)Includes $43 million, $39 million and $41 million related to other accounts receivable at December 31, 2025, 2024 and 2023.
(c)Includes $2 million, $2 million and $3 million related to other accounts receivable at December 31, 2025, 2024 and 2023.

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

(All Registrants)

Fair Value Measurements

The Registrants value certain financial and non-financial assets and liabilities at fair value. Generally, the most significant fair value measurements relate to price risk management assets and liabilities, investments in securities in defined benefit plans, and cash and cash equivalents. PPL and its subsidiaries use, as appropriate, a market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models) and/or a cost approach (generally, replacement cost) to measure the fair value of an asset or liability. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.

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

	2025	2024	2023
PPL	$32	$20	$12
PPL Electric	13	9	7
LG&E	6	3	1
KU	8	4	1

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

Following are the weighted-average annual rates of depreciation, for regulated utility plant, for the years ended December 31:

	2025	2024	2023
PPL	3.06%	3.20%	3.26%
PPL Electric	2.46%	2.52%	2.62%
LG&E	3.69%	4.02%	4.00%
KU	3.68%	3.86%	3.95%

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

PPL, LG&E and KU review goodwill for impairment at the reporting unit level annually or more frequently when events or circumstances indicate that the carrying amount of a reporting unit may be greater than the reporting unit's fair value. Additionally, goodwill must be tested for impairment in circumstances when a portion of goodwill has been allocated to a business to be disposed. PPL's, LG&E's and KU's reporting units are primarily at the operating segment level.

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

As of October 1, 2025, PPL, for its reporting units, and individually, LG&E and KU, elected to perform the qualitative step zero evaluation of goodwill. These evaluations considered the excess of fair value over the carrying value of each reporting unit that was calculated during step one of the quantitative impairment tests performed in the fourth quarter of 2022, and the relevant events and circumstances that occurred since those tests were performed including:

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

Compensation and Benefits

Defined Benefits (All Registrants)

Certain PPL subsidiaries sponsor various defined benefit pension and other postretirement plans. An asset or liability is recorded to recognize the funded status of all defined benefit plans with an offsetting entry to AOCI or, for PPL Electric, LG&E, KU and RIE, to regulatory assets or liabilities. Consequently, the funded status of all defined benefit plans is fully recognized on the Balance Sheets.

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

Taxes

Income Taxes

(All Registrants)

PPL and its subsidiaries file a consolidated U.S. federal income tax return.

Significant management judgment is required in developing the Registrants' provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken on tax returns and valuation allowances on deferred tax assets.

The Registrants use a two-step process to evaluate uncertain tax positions. The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained. This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position. The second step requires an entity to recognize in its financial statements the amount of the benefit of a tax position that meets the more-likely-than-not recognition criterion. The benefit recognized is measured at the largest amount of benefit that has a likelihood of realization upon settlement that exceeds 50%. Unrecognized tax benefits are classified as current to the extent management expects to settle the uncertain tax position by payment or receipt of cash within one year of the reporting date. The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements of the Registrants in future periods. At December 31, 2025, no significant changes in unrecognized tax benefits were projected over the next 12 months.

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

See Note 6 for income tax disclosures.

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

(PPL Electric, LG&E and KU)

The income tax provision for PPL Electric, LG&E and KU is calculated in accordance with an intercompany tax sharing agreement, which provides that taxable income be calculated as if PPL Electric, LG&E, KU and any subsidiaries each filed a separate return. Tax benefits are not shared between companies. The entity that generates a tax benefit is the entity that is entitled to the tax benefit. The effect of PPL filing a consolidated tax return is taken into account in the settlement of current taxes and the recognition of deferred taxes.

At December 31, the following intercompany tax payables were recorded:

	2025	2024
PPL Electric	$(27)	$(2)
LG&E	(7)	(2)
KU	(10)	(5)

Taxes, Other Than Income (All Registrants)

The Registrants present sales taxes in "Other current liabilities" on the Balance Sheets. These taxes are not reflected on the Statements of Income. See Note 6 for details of taxes included in "Taxes, other than income" on the Statements of Income.

Other

(All Registrants)

Fuel, Materials and Supplies

Fuel, natural gas stored underground and materials and supplies are valued using the average cost method. Fuel costs for electricity generation are charged to expense as used. For RIE, natural gas supply costs are charged to expense when delivered to customers. For LG&E, natural gas supply costs are charged to expense as delivered to the distribution system. See Note 7 for further discussion of the gas supply clause.

"Fuel, materials and supplies" on the Balance Sheets consisted of the following at December 31:

	2025
	PPL	PPL Electric	LG&E	KU
Fuel	$157	$—	$58	$99
Natural gas stored underground	50	—	33	—
Materials and supplies	344	151	69	84
Total	$551	$151	$160	$183

	2024
	PPL	PPL Electric	LG&E	KU
Fuel	$153	$—	$64	$89
Natural gas stored underground	49	—	29	—
Materials and supplies	309	104	64	84
Total	$511	$104	$157	$173

(PPL and PPL Electric)

Renewable Energy Standard Obligation

Purchased Renewable Energy Certificates (RECs) are stated at cost and are used to measure compliance with state renewable energy standards. RECs support new renewable generation standards and are held primarily to be utilized in fulfillment of RIE's and PPL Electric's compliance obligations.

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

New Accounting Guidance Adopted (All Registrants)

Improvements to Income Tax Disclosures

Effective December 31, 2025, the Registrants retrospectively adopted accounting guidance to improve income tax disclosures. The guidance requires enhanced disclosures about disaggregated rate reconciliation in eight specific categories, presented in both percentages and currency amounts. Further disaggregation by jurisdiction or nature of the item, or both, is required if over a 5% threshold. The utility industry has specific tax rate impacts due to federal and state rate-making requirements, which frequently exceed the 5% threshold. Accordingly, a ninth category is used to disaggregate the utility rate-making tax adjustments. The guidance also requires disclosure of the amount of income taxes paid disaggregated by federal, state, and foreign. See Note 6 for additional information.

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

"Corporate and Other" primarily includes corporate level financing costs, certain unallocated corporate costs, and certain non-recoverable costs incurred in conjunction with the acquisition of RIE. "Corporate and Other" is presented to reconcile segment information to PPL's consolidated results and is not a reportable segment.

PPL's Chief Operating Decision Maker (CODM) is the CLC. The CLC uses financial metrics including segment net income, earnings from ongoing operations, earnings per share and return on equity, as well as various operational metrics to assess segment performance and make investment and resource decisions. Segment net income is the measure of segment profit or loss that most closely aligns with GAAP and is being presented for disclosure purposes.

The tables below provide information about PPL's segments and include a reconciliation of segment net income to consolidated net income for the year ended December 31, 2025:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total
Operating Revenues from external customers (a)	$3,760	$3,113	$2,168	$9,041
Reconciliation of revenue
Corporate and other revenues				1
Total consolidated revenues				$9,042

Less:
Fuel	855	—	—	855
Energy Purchases	214	876	802	1,892
Operation and maintenance	818	630	851	2,299
Depreciation	717	413	177	1,307
Taxes, other than income	102	151	170	423
Other (income) expense - net	(53)	(48)	(33)	(134)
Interest (income) from affiliate	—	(9)	(3)	(12)
Interest expense	264	257	111	632
Income taxes	169	204	8	381
Segment net income	$674	$639	$85	$1,398

Reconciliation of segment profit or loss to consolidated net income
Corporate and other net loss				(217)
Net Income				$1,181

(a)See Note 1 and Note 3 for additional information on Operating Revenues.

Other information for the segments and reconciliation to PPL's Consolidated results for the year ended December 31, 2025 are as follows:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total Segments	Corporate and Other	Consolidated Total
Other Segment Disclosures
Amortization (a)	$43	$48	$1	$92	$12	$104
Deferred income taxes and investment tax credits (b)	(9)	24	28	43	149	192
Expenditures for long lived assets	1,752	1,620	668	4,040	2	4,042

(a)Represents non-cash expense items that include amortization of operating lease right-of-use assets, regulatory assets and liabilities, debt discounts and premiums and debt issuance costs.
(b)Represents a non-cash expense item that is also included in "Income Taxes."

The tables below provide information about PPL's segments and include a reconciliation of segment net income to consolidated net income for the year ended December 31, 2024:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total
Operating Revenues from external customers (a)	$3,562	$2,876	$2,024	$8,462
Reconciliation of revenue
Corporate and other revenues				—
Total consolidated revenues				$8,462

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total
Less:
Fuel	783	—	—	783
Energy Purchases	176	721	782	1,679
Operation and maintenance	803	705	731	2,239
Depreciation	710	401	165	1,276
Taxes, other than income	99	131	144	374
Other (income) expense - net	(29)	(45)	(20)	(94)
Interest (income) from affiliate	—	(33)	(4)	(37)
Interest expense	240	246	95	581
Income taxes	160	176	22	358
Segment net income	$620	$574	$109	$1,303

Reconciliation of segment profit or loss to consolidated net income
Corporate and other net loss				(415)
Net Income				$888

(a)See Note 1 and Note 3 for additional information on Operating Revenues.

Other information for the segments and reconciliation to PPL's Consolidated results for the year ended December 31, 2024 are as follows:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total Segments	Corporate and Other	Consolidated Total
Other Segment Disclosures
Amortization (a)	$24	$45	$1	$70	$8	$78
Deferred income taxes and investment tax credits (b)	2	129	38	169	27	196
Expenditures for long lived assets	1,088	1,229	495	2,812	(7)	2,805

(a)Represents non-cash expense items that include amortization of operating lease right-of-use assets, regulatory assets and liabilities, debt discounts and premiums and debt issuance costs.
(b)Represents a non-cash expense item that is also included in "Income Taxes."

The tables below provide information about PPL's segments and include a reconciliation of segment net income to consolidated net income for the year ended December 31, 2023:

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
(b)Represents a non-cash expense item that is also included in "Income Taxes."

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated results as of:

	As of December 31,
	2025	2024
Total Assets
Kentucky Regulated	$19,060	$17,626
Pennsylvania Regulated	16,886	15,475
Rhode Island Regulated	7,510	7,055
Corporate and Other (a)	1,788	913
Total	$45,244	$41,069

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

3. Revenue from Contracts with Customers

(All Registrants)

The following is a description of the principal activities from which the Registrants and PPL's segments generate their revenues.

(PPL and PPL Electric)

Pennsylvania Regulated Segment Revenue

The Pennsylvania Regulated segment generates substantially all of its revenues from contracts with customers from PPL Electric's tariff-based distribution and transmission of electricity.

Distribution Revenue

PPL Electric provides distribution services to residential, commercial, industrial, municipal and governmental end users of energy. PPL Electric satisfies its performance obligation to its distribution customers and revenue is recognized over time as electricity is delivered and simultaneously consumed by the customer. The amount of revenue recognized is the volume of electricity delivered during the period multiplied by the price per tariff, plus a monthly fixed charge and include unbilled amounts, which represent the amounts due from customers as a result of customer's bills being rendered throughout the month, rather than at the end of the month. This method of recognition fairly presents PPL Electric's transfer of electric service to the customer as the calculation is based on volumes delivered, and the price per tariff and the monthly fixed charge are set by the PAPUC. Customers are typically billed monthly and outstanding amounts are normally due within 21 days of the date of the bill.

Distribution customers are "at will" customers of PPL Electric with no term contract and no minimum purchase commitment. Performance obligations are limited to the service requested and received to date. Accordingly, there is no unsatisfied performance obligation associated with PPL Electric's retail account contracts.

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

(PPL)

Rhode Island Regulated Segment Revenues

The Rhode Island Regulated segment generates substantially all of its revenues from contracts with customers from RIE's regulated tariff-based transmission and distribution of electricity and regulated tariff-based distribution of natural gas.

Distribution Revenue

Distribution revenues are primarily from the sale of electricity, natural gas, and related services to retail customers. Distribution sales are regulated by the RIPUC, which is responsible for approving the rates and other terms of services as part of the rate making process. Natural gas and electric distribution revenues are derived from the regulated sale and distribution of electricity and natural gas to residential, commercial, and industrial customers within RIE's service territory under the tariff rates. The performance obligation related to distribution sales is to provide electricity and natural gas to customers on demand.

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

Distribution revenue also includes estimated unbilled amounts, which represent the estimated amounts due from retail customers as a result of customer's bills being rendered throughout the month, rather than at the end of the month. Unbilled revenues are determined based on estimated unbilled sales volumes and then applying tariff rates to those volumes. Any difference between estimated and actual revenues is adjusted the following month when the previous unbilled estimate is reversed and actual billings occur. This method of recognition fairly presents RIE's transfer of electricity and natural gas to the customer as the amount recognized is based on actual and estimated volumes delivered and the tariff rate per unit of energy and any applicable fixed charges or regulatory mechanisms as approved by the respective regulatory body.

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

Transmission Revenue

RIE's transmission services are regulated by the FERC and coordinated with ISO – New England (ISO-NE). As of January 1, 2023, RIE is a transmission operator. These revenues arise under tariff/rate agreements and are collected primarily from RIE's distribution customers. The revenue is recognized over time as transmission services are provided and consumed. This method of recognition fairly presents RIE's transfer of transmission services as the daily rate is set by a FERC-approved formula-based rate.

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

LG&E and KU are engaged in the generation, transmission, distribution and sale of electricity in Kentucky and, in KU's case, Virginia. LG&E also engages in the distribution and sale of natural gas in Kentucky. Revenue from these activities is generated from tariffs approved by applicable regulatory authorities including the FERC, KPSC and VSCC. LG&E and KU satisfy their performance obligations upon LG&E's and KU's delivery of electricity and LG&E's delivery of natural gas to customers. This revenue is recognized over time as the customer simultaneously receives and consumes the benefits provided by LG&E and KU. The amount of revenue recognized is the billed volume of electricity or natural gas delivered multiplied by a tariff rate per-unit of energy, plus any applicable fixed charges or additional regulatory mechanisms. Customers are billed monthly and outstanding amounts are typically due within 22 days of the date of the bill. Additionally, unbilled revenues are recognized as a result of customers' bills being rendered throughout the month, rather than at the end of the month. Unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh or Mcf delivered but not yet billed by the estimated average cents per kWh or Mcf. Any difference between estimated and actual revenues is adjusted the following month when the previous unbilled estimate is reversed and actual billings occur. This method of recognition fairly presents LG&E's and KU's transfer of electricity and LG&E's transfer of natural gas to the customer as the amount recognized is based on actual and estimated volumes delivered and the tariff rate per-unit of energy and any applicable fixed charges or regulatory mechanisms as set by the respective regulatory body.

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

(All Registrants)

The following table reconciles "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the years ended December 31:

	2025
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)(b)	$9,042	$3,113	$1,748	$2,064
Revenues derived from:
Alternative revenue programs (c)	153	21	(2)	—
Other (d)	(25)	(17)	(4)	(4)
Revenues from Contracts with Customers	$9,170	$3,117	$1,742	$2,060

	2024
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)(b)	$8,462	$2,876	$1,648	$1,964
Revenues derived from:
Alternative revenue programs (c)	5	(19)	13	16
Other (d)	(23)	(15)	(4)	(4)
Revenues from Contracts with Customers	$8,444	$2,842	$1,657	$1,976

	2023
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)(b)	$8,312	$3,008	$1,613	$1,884
Revenues derived from:
Alternative revenue programs (c)	1	5	(1)	(5)
Other (d)	(23)	(15)	(4)	(4)
Revenues from Contracts with Customers	$8,290	$2,998	$1,608	$1,875

(a)PPL includes $2,168 million, $2,024 million and $1,851 million for the twelve months ended December 31, 2025, 2024, and 2023 of revenues from external customers reported by the Rhode Island Regulated segment. PPL Electric represents revenues from external customers reported by the Pennsylvania Regulated segment and LG&E and KU, net of intercompany power sales and transmission revenues, represent revenues from external customers reported by the Kentucky Regulated segment. See Note 2 for additional information.
(b)PPL's transition services agreement associated with the RIE acquisition ended in the third quarter of 2024. In conjunction with the completion of the agreement, PPL conformed the presentation of RIE's and the Rhode Island Regulated segment's net metering charges with the presentation of the other segments, resulting in an increase in "Operating Revenues" and a corresponding increase in "Energy purchases" beginning on January 1, 2024. For the year ended December 31, 2023, $146 million of net metering was presented as a reduction of "Operating Revenues" on PPL's Statement of Income.
(c)This line item shows the over/under collection of rate mechanisms deemed alternative revenue programs with over-collections of revenue shown as positive amounts and under collections as negative amounts.
(d)Represents additional revenues outside the scope of revenues from contracts with customers such as leases and other miscellaneous revenues.

The following table shows revenues from contracts with customers disaggregated by customer class for the years ended December 31:

	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2025
PA Regulated	$1,656	$448	$56	$54	$—	$—	$903	$3,117
RI Regulated (c)	1,249	671	83	86	—	—	213	2,302
KY Regulated	1,616	1,063	627	309	25	111	—	3,751
Total PPL	$4,521	$2,182	$766	$449	$25	$111	$1,116	$9,170

	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
2024
PA Regulated	$1,502	$418	$47	$57	$—	$—	$818	$2,842
RI Regulated (c)	1,150	593	91	10	—	—	176	2,020
KY Regulated	1,510	1,028	635	323	23	63	—	3,582
Total PPL	$4,162	$2,039	$773	$390	$23	$63	$994	$8,444

2023
PA Regulated	$1,649	$444	$55	$54	$—	$—	$796	$2,998
RI Regulated	640	228	20	793	—	—	170	1,851
KY Regulated	1,458	1,001	637	272	22	50	—	3,440
Corp and Other	—	—	—	1	—	—	—	1
Total PPL	$3,747	$1,673	$712	$1,120	$22	$50	$966	$8,290

PPL Electric
2025	$1,656	$448	$56	$54	$—	$—	$903	$3,117
2024	$1,502	$418	$47	$57	$—	$—	$818	$2,842
2023	$1,649	$444	$55	$54	$—	$—	$796	$2,998

LG&E
2025	$809	$540	$187	$139	$—	$67	$—	$1,742
2024	$754	$518	$188	$147	$—	$50	$—	$1,657
2023	$751	$517	$189	$104	$—	$47	$—	$1,608

KU
2025	$807	$523	$440	$169	$25	$96	$—	$2,060
2024	$756	$510	$447	$176	$23	$64	$—	$1,976
2023	$707	$484	$448	$168	$22	$46	$—	$1,875

(a)Primarily includes revenues from pole attachments, street lighting, other public authorities and other non-core businesses. For the years ended December 31, 2023, the Rhode Island Regulated segment primarily includes open access tariff revenues, which are calculated on combined customer classes.
(b)Includes wholesale power and transmission revenues. LG&E and KU amounts include intercompany power sales and transmission revenues, which are eliminated upon consolidation at PPL.
(c)PPL's transition services agreement associated with the RIE acquisition ended in the third quarter of 2024. In conjunction with the completion of the agreement, PPL disaggregated the 2024 revenues of the Rhode Island Regulated segment in a manner consistent with that of its other segments. This resulted in certain customer revenues for the Rhode Island Regulated segment, which were previously presented in the "Other" category, being presented in the "Residential", "Commercial" or "Industrial" customer classes beginning on January 1, 2024. Applying the previous methodology to 2025 revenues would result in $534 million of Residential, $409 million of Commercial and $83 million of Industrial for the Rhode Island Regulated segment being presented as "Other" for the year ended December 31, 2025. Applying the previous methodology to 2024 revenues would result in $469 million of Residential, $372 million of Commercial and $88 million of Industrial for the Rhode Island Regulated segment being presented as "Other" for the year ended December 31, 2024.

As discussed in Note 2, PPL segments its business by geographic location. Revenues from external customers for each segment/geographic location are reconciled to revenues from contracts with customers in the footnotes to the tables above. PPL Electric's revenues from contracts with customers are further disaggregated by distribution and transmission as indicated in the above tables.

Contract receivables from customers are primarily included in "Accounts receivable - Customer" and "Unbilled revenues" on the Balance Sheets.

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the year ended December 31:

	2025	2024	2023
PPL (a)	$101	$103	$79
PPL Electric (a)	32	52	47
LG&E	4	4	4
KU	5	4	2

(a)2024 and 2023 includes amounts impaired related to PPL Electric's billing issues. See Note 7 in PPL's 2024 Form 10-K for additional information.

Contract liabilities result from recording contractual billings in advance for customer attachments to the Registrants' infrastructure and payments received in excess of revenues earned to date. Advanced billings for customer attachments are recognized as revenue ratably over the billing period. Payments received in excess of revenues earned to date are recognized as revenue as services are delivered in subsequent periods. The Registrants' contract liabilities are not material at December 31, 2025, 2024 and 2023.

4. Preferred Securities

(PPL)

PPL is authorized to issue up to 10 million shares of preferred stock. No PPL preferred stock was issued or outstanding in 2025, 2024 or 2023.

(PPL Electric)

PPL Electric is authorized to issue up to 20,629,936 shares of preferred stock. No PPL Electric preferred stock was issued or outstanding in 2025, 2024 or 2023.

(LG&E)

LG&E is authorized to issue up to 1,720,000 shares of preferred stock at a $25 par value and 6,750,000 shares of preferred stock without par value. LG&E had no preferred stock issued or outstanding in 2025, 2024 or 2023.

(KU)

KU is authorized to issue up to 5,300,000 shares of preferred stock and 2,000,000 shares of preference stock. KU had no preferred or preference stock issued or outstanding in 2025, 2024 or 2023.

5. Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the applicable period. Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding, increased by the number of incremental shares that would be outstanding if potentially dilutive share-based payment awards were converted to common shares as calculated using the Two-Class Method or Treasury Stock Method. The If-Converted Method is applied to the Exchangeable Senior Notes due 2028 and 2030 (Exchangeable Notes) issued in February 2023 and November 2025.

Incremental non-participating securities that have a dilutive impact are detailed in the table below. In 2025, these securities include forward sales of PPL common stock issued through an ATM Program and the number of shares needed to settle the conversion premium on the Exchangeable Notes. The forward sale agreements are dilutive under the Treasury Stock Method to the extent the average stock price of PPL's common shares exceeds the forward sale price prescribed in the agreements. See Note 8 for additional information on the ATM Program and the Exchangeable Senior Notes due 2030 and Note 8 in PPL's Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on the Exchangeable Notes due 2028.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended December 31, used in the EPS calculation are:

	2025	2024	2023
Income (Numerator)
Net income	$1,181	$888	$740
Less amounts allocated to participating securities	2	2	1
Net income available to PPL common shareowners - Basic and Diluted	$1,179	$886	$739

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	739,406	737,756	737,036
Add incremental non-participating securities:
Dilutive share-based payment awards (a)	2,724	2,097	1,130
Forward sale agreements	170	—	—
Exchangeable Notes	1,048	—	—
Weighted-average shares - Diluted EPS	743,348	739,853	738,166

Basic EPS
Net Income available to PPL common shareowners	$1.60	$1.20	$1.00

Diluted EPS
Net Income available to PPL common shareowners	$1.59	$1.20	$1.00

(a)The Treasury Stock Method was applied to non-participating share-based payment awards.

For the years ended December 31, PPL issued common stock related to the DRIP as follows (in thousands):

	2025	2024	2023
DRIP	762	202	—

For the years ended December 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive:

	2025	2024	2023
Stock-based compensation awards	106	—	243
Forward sale agreements	10,040	—	—

6. Income and Other Taxes

(PPL)

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

Net deferred tax assets have been recognized based on management's estimates of future taxable income.

Significant components of PPL's deferred income tax assets and liabilities were as follows:

	2025	2024
Deferred Tax Assets
Deferred investment tax credits	$27	$28
Regulatory liabilities	186	133
Income taxes due to customers	397	418
Accrued pension and postretirement costs	99	112
State loss carryforwards	181	224
Federal and state tax credit carryforwards	35	24
Internal Revenue Code Section 197 intangibles	67	72
Contributions in aid of construction	206	163
Bad debt	34	37
Other	130	114
Valuation allowances	(184)	(224)
Total deferred tax assets	1,178	1,101

Deferred Tax Liabilities
Plant - net	4,105	3,898
Regulatory assets	432	432
Prepayments	49	39
Goodwill	52	38
Other	37	38
Total deferred tax liabilities	4,675	4,445
Net deferred tax liability	$3,497	$3,344

State deferred taxes are determined by entity and by jurisdiction. As a result, $9 million and $12 million of net deferred tax assets are shown as "Other noncurrent assets" on the Balance Sheets for 2025 and 2024.

At December 31, 2025, PPL had the following loss and tax credit carryforwards, related deferred tax assets and valuation allowances recorded against the deferred tax assets:

	Gross	Deferred Tax Asset	Valuation Allowance	Expiration
Loss and other carryforwards
State net operating losses	$4,281	$181	$(181)	2026-2045
State charitable contributions	1	—	—	2026-2030
Foreign capital loss	8	2	(2)	Indefinite

	Gross	Deferred Tax Asset	Valuation Allowance	Expiration
Credit carryforwards
Federal investment tax credit		$26	$—	2045
Federal - other		2	—	2045
State recycling credit		6	—	2028
State - other		2	—	Indefinite

Valuation allowances have been established for the amount that, more likely than not, will not be realized. The changes in deferred tax valuation allowances were as follows:

		Additions
	Balance at Beginning of Period	Charged to Income		Charged to Other Accounts	Deductions		Balance at End of Period
2025	$224	$4		$—	$44	(a)	$184
2024	245	3		1	25	(b)	224
2023	213	54	(c)	—	22	(d)	245

(a)In 2025, PPL recorded a $41 million decrease in a valuation allowance on a 2005 state net operating loss carryforward that expired in 2025.
(b)In 2024, PPL recorded a $23 million decrease in a valuation allowance on a 2004 state net operating loss carryforward that expired in 2024.

(c)PPL has a Pennsylvania net operating loss fully offset by a valuation allowance. In 2023, PPL adjusted the net operating loss and related valuation allowance to be recorded at the current estimate of the applicable rate at which each portion of the net operating loss that will expire and be written off as the rate is reduced annually by one half a percentage point until the rate reaches to 4.99% in 2031.
(d)In 2023, PPL recorded a $22 million decrease in a valuation allowance on a 2003 state net operating loss carryforward that expired in 2023.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, income tax cash payments and refunds by federal and state jurisdictions, and details of "Taxes, other than income" were as follows:

	2025	2024	2023
Income Tax Expense (Benefit)
Current - Federal (a)	$46	$23	$(175)
Current - State	53	9	37
Total Current Expense (Benefit)	99	32	(138)
Deferred - Federal (a)	172	137	286
Deferred - State	27	64	48
Total Deferred Expense (Benefit), excluding operating loss carryforwards	199	201	334

Amortization of investment tax credit	(3)	(3)	(3)
Tax expense (benefit) of operating loss carryforwards
Deferred - Federal	1	1	3
Deferred - State	(5)	(3)	(12)
Total Tax Expense (Benefit) of Operating Loss Carryforwards	(4)	(2)	(9)
Total income tax expense (benefit)	$291	$228	$184

Total income tax expense (benefit) - Federal	$216	$158	$111
Total income tax expense (benefit) - State	75	70	73
Total income tax expense (benefit)	$291	$228	$184

(a)In 2025, 2024, and 2023, PPL purchased approximately $153 million, $27 million and $300 million of renewable tax credits and recorded a current tax benefit and a deferred tax expense for utilization of approximately $138 million, $61 million and $250 million of the credits, respectively.

In the table above, the following income tax expense (benefit) are excluded from income taxes:

	2025	2024	2023
Other comprehensive income	$(6)	$(8)	$(14)
Valuation allowance recorded to other comprehensive income	—	—	(1)
Total	$(6)	$(8)	$(15)

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of Income Tax Expense (Benefit)
Federal income tax on Income Before Income Taxes at statutory tax rate	$309	21.0%	$234	21.0%	$194	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	75	5.0%	67	6.1%	69	7.5%
Tax credits (federal):
Investment tax credits	(17)	(1.1)%	(5)	(0.5)%	(19)	(2.1)%
Other tax credits	(1)	(0.1)%	(5)	(0.5)%	(7)	(0.7)%
Subtotal	(18)	(1.2)%	(10)	(1.0)%	(26)	(2.8)%
Utility rate-making tax adjustments (federal and state):
Amortization of excess deferred taxes	(51)	(3.4)%	(46)	(4.1)%	(48)	(5.2)%
AFUDC Equity	(20)	(1.3)%	(10)	(0.9)%	(6)	(0.7)%
Flow-through rate-making (b)	(10)	(0.6)%	(11)	(1.0)%	(4)	(0.5)%
Subtotal	(81)	(5.3)%	(67)	(6.0)%	(58)	(6.4)%
Other	6	0.3%	4	0.3%	5	0.6%
Total increase (decrease)	(18)	(1.2)%	(6)	(0.6)%	(10)	(1.1)%
Total income tax expense	$291	19.8%	$228	20.4%	$184	19.9%

(a)    Jurisdictions that make up the majority of state income taxes, net of federal effect, are Kentucky and Pennsylvania.
(b)    Flow-through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

Income tax cash payments (refunds) by federal and state jurisdictions:

	2025		2024		2023
Federal	$66	(a)	$(149)	(b)	$252	(c)
Pennsylvania	20		21		24
Kentucky	6		4		4
Other states	1		1		1
Total	$93		$(123)		$281

(a)    Includes purchase price of transferable tax credits of $40 million.
(b)    Includes refund for the carry-back of acquired transferable tax credits applied to the 2021 tax return of $200 million and purchase price of transferable tax credits of $20 million.
(c)    Includes refund of $55 million and purchase price of transferable tax credits of $282 million.

	2025	2024	2023
Taxes, other than income
State gross earnings and state gross receipts	$214	$167	$195
Property and other	209	207	197
Total	$423	$374	$392

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

Significant components of PPL Electric's deferred income tax assets and liabilities were as follows:

	2025	2024
Deferred Tax Assets
Accrued pension and postretirement costs	$29	$36
Contributions in aid of construction	156	120
Regulatory liabilities	57	40
Income taxes due to customers	177	184
Other	25	22
Total deferred tax assets	444	402

Deferred Tax Liabilities
Electric utility plant - net	2,028	1,934
Regulatory assets	165	160
Prepayments	30	30
Other	2	4
Total deferred tax liabilities	2,225	2,128
Net deferred tax liability	$1,781	$1,726

PPL Electric expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, income tax cash payments and refunds by federal and state jurisdictions, and details of "Taxes, other than income" were as follows:

	2025	2024	2023
Income Tax Expense
Current - Federal	$136	$44	$91
Current - State	44	4	31
Total Current Expense	180	48	122
Deferred - Federal	17	86	28
Deferred - State	7	42	18
Total Deferred Expense, excluding operating loss carryforwards	24	128	46
Total income tax expense	$204	$176	$168

Total income tax expense - Federal	$153	$130	$119
Total income tax expense - State	51	46	49
Total income tax expense	$204	$176	$168

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of Income Tax Expense (Benefit)
Taxes at statutory tax rate	$177	21.0%	$158	21.0%	$144	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	52	6.1%	47	6.2%	48	7.1%
Utility rate-making tax adjustments (federal and state):
Amortization of excess deferred federal income taxes	(10)	(1.2)%	(10)	(1.3)%	(11)	(1.6)%
AFUDC Equity	(8)	(1.0)%	(6)	(0.7)%	(4)	(0.7)%
Flow-through rate-making (b)	(10)	(1.2)%	(11)	(1.5)%	(4)	(0.7)%
Subtotal	(28)	(3.4)%	(27)	(3.5)%	(19)	(3.0)%
Other	3	0.5%	(2)	(0.2)%	(5)	(0.6)%
Total increase (decrease)	27	3.2%	18	2.5%	24	3.5%
Total income tax expense	$204	24.2%	$176	23.5%	$168	24.5%

(a)    The jurisdiction that makes up the majority of state income taxes, net of federal effect, is Pennsylvania.
(b)    Flow-through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

Income tax cash payments by federal and state jurisdictions:

	2025	2024	2023
Federal	$109	$62	$68
Pennsylvania	20	21	24
Total	$129	$83	$92

	2025	2024	2023
Taxes, other than income
State gross receipts	$144	$122	$136
Property and other	7	9	7
Total	$151	$131	$143

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

Significant components of LG&E's deferred income tax assets and liabilities were as follows:

	2025	2024
Deferred Tax Assets
Contributions in aid of construction	$17	$18
Regulatory liabilities	18	18
Accrued pension and postretirement costs	—	4
Deferred investment tax credits	7	7
Income taxes due to customers	104	110
State tax credit carryforwards	5	6
Lease liabilities	4	4
Other	9	6
Valuation allowances	(5)	(6)
Total deferred tax assets	159	167

Deferred Tax Liabilities
Plant - net	884	875
Regulatory assets	87	88
Lease right-of-use assets	4	4
Other	3	3
Total deferred tax liabilities	978	970
Net deferred tax liability	$819	$803

At December 31, 2025, LG&E had $5 million of state credit carryforwards that expire in 2028 and a $5 million valuation allowance related to state credit carryforwards due to insufficient projected Kentucky taxable income.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, income tax cash payments and refunds by federal and state jurisdictions, and details of "Taxes, other than income" were:

	2025	2024	2023
Income Tax Expense (Benefit)
Current - Federal	$72	$60	$70
Current - State	14	11	13
Total Current Expense (Benefit)	86	71	83
Deferred - Federal	(10)	1	(15)
Deferred - State	3	6	2
Total Deferred Expense (Benefit)	(7)	7	(13)
Amortization of investment tax credit - Federal	(1)	(1)	(1)
Total income tax expense (benefit)	$78	$77	$69

Total income tax expense (benefit) - Federal	$61	$60	$54
Total income tax expense (benefit) - State	17	17	15
Total income tax expense (benefit)	$78	$77	$69

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of Income Tax Expense (Benefit)
Taxes at statutory tax rate	$81	21.0%	$79	21.0%	$70	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	15	3.8%	14	3.7%	13	3.8%
Utility rate-making tax adjustments (federal and state):
Amortization of excess deferred taxes	(14)	(3.5)%	(13)	(3.4)%	(13)	(3.9)%
AFUDC Equity	(4)	(1.1)%	(2)	(0.4)%	(1)	(0.3)%
Subtotal	(18)	(4.6)%	(15)	(3.8)%	(14)	(4.2)%
Other	—	—%	(1)	(0.3)%	—	—%
Total increase (decrease)	(3)	(0.8)%	(2)	(0.4)%	(1)	(0.4)%
Total income tax expense	$78	20.2%	$77	20.6%	$69	20.6%

(a)The jurisdiction that makes up the majority of state income taxes, net of federal effect, is Kentucky.

Income tax cash payments by federal and state jurisdictions:

	2025	2024	2023
Federal	$67	$62	$71
Kentucky	14	11	13
Total	$81	$73	$84

	2025	2024	2023
Taxes, other than income
Property and other	$51	$49	$48
Total	$51	$49	$48

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

Significant components of KU's deferred income tax assets and liabilities were as follows:

	2025	2024
Deferred Tax Assets
Contributions in aid of construction	$17	$12
Regulatory liabilities	31	29
Deferred investment tax credits	20	20
Income taxes due to customers	117	124
State tax credit carryforwards	3	4
Lease liabilities	7	6
Other	8	4
Valuation allowances	(1)	(2)
Total deferred tax assets	202	197

Deferred Tax Liabilities
Plant - net	1,085	1,053
Regulatory assets	56	55
Pension and postretirement costs	8	6
Lease right-of-use assets	7	6
Other	2	1
Total deferred tax liabilities	1,158	1,121
Net deferred tax liability	$956	$924

At December 31, 2025, KU had $3 million of state credit carryforwards of which $1 million will expire in 2028 and $2 million that has an indefinite carryforward period. At December 31, 2025, KU had a $1 million valuation allowance related to state credit carryforwards due to insufficient projected Kentucky taxable income.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, income tax cash payments and refunds by federal and state jurisdictions, and details of "Taxes, other than income" were:

	2025	2024	2023
Income Tax Expense (Benefit)
Current - Federal	$83	$87	$73
Current - State	16	17	13
Total Current Expense (Benefit)	99	104	86
Deferred - Federal	(4)	(15)	(11)
Deferred - State	6	2	4
Total Deferred Expense (Benefit)	2	(13)	(7)
Amortization of investment tax credit - Federal	(2)	(2)	(2)
Total income tax expense (benefit)	$99	$89	$77

Total income tax expense (benefit) - Federal	$77	$70	$60
Total income tax expense (benefit) - State	22	19	17
Total income tax expense (benefit)	$99	$89	$77

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Reconciliation of Income Tax Expense (Benefit)
Taxes at statutory tax rate	$104	21.0%	$93	21.0%	$82	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	19	3.8%	16	3.7%	15	3.8%
Utility rate-making tax adjustment (federal and state):
Amortization of excess deferred federal and state income taxes	(18)	(3.6)%	(17)	(3.7)%	(17)	(4.3)%
AFUDC Equity	(5)	(1.0)%	(2)	(0.6)%	—	—%
Subtotal	(23)	(4.6)%	(19)	(4.3)%	(17)	(4.3)%
Other	(1)	(0.3)%	(1)	(0.4)%	(3)	(0.7)%
Total decrease	(5)	(1.1)%	(4)	(1.0)%	(5)	(1.2)%
Total income tax expense	$99	19.9%	$89	20.0%	$77	19.8%

(a)The jurisdiction that makes up the majority of state income taxes, net of federal effect, is Kentucky.

Income tax cash payments by federal and state jurisdictions:

	2025	2024	2023
Federal	$78	$85	$65
Kentucky	15	16	12
Other	1	1	1
Total	$94	$102	$78

	2025	2024	2023
Taxes, other than income
Property and other	$51	$49	$45
Total	$51	$49	$45

(All Registrants)

Unrecognized Tax Benefits

PPL or its subsidiaries file tax returns in four major tax jurisdictions. The income tax provisions for PPL Electric, LG&E and KU are calculated in accordance with an intercompany tax sharing agreement, which provides that taxable income be calculated as if each subsidiary filed a separate consolidated return. PPL Electric or its subsidiaries indirectly or directly file tax returns in three major tax jurisdictions, and LG&E and KU indirectly or directly file tax returns in two major tax jurisdictions. With few exceptions, at December 31, 2025, these jurisdictions, as well as the tax years that are no longer subject to examination, were as follows.

	PPL	PPL Electric	LG&E	KU
U.S. (federal)	2020 and prior	2020 and prior	2020 and prior	2020 and prior
Pennsylvania (state)	2021 and prior	2021 and prior	n/a	n/a
Kentucky (state)	2020 and prior	2020 and prior	2020 and prior	2020 and prior

Other

One Big Beautiful Bill Act (All Registrants)

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act. The Registrants are continuing to review the law to assess any material impacts to the financial statements.

Additionally, on July 7, 2025, President Trump issued an Executive Order directing the Treasury to take action to strictly enforce the termination of clean electricity tax credits under IRC Sections 45Y and 48E for wind and solar. On August 15, 2025, the IRS issued Notice 2025-42, primarily tightening the rules regarding when a solar project is considered to have commenced construction. In addition, the One Big Beautiful Bill Act included new rules addressing Foreign Entities of Concern (FEOC). These rules are supply‑chain, foreign entity ownership and debt issuance restrictions that may limit eligibility for certain U.S. clean energy tax credits such as those provided for in IRC Sections 45Y and 48E.

On February 12, 2026, the Treasury and the IRS issued Notice 2026-15, which provides interim guidance on the FEOC restrictions on certain clean electricity tax credits. Additionally, the IRS is expected to issue further guidance on the tax provisions of the One Big Beautiful Bill Act. The Registrants do not currently anticipate these rules or guidance to result in limitations on its clean energy projects and associated tax credits but will continue to monitor closely.

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

Prior to January 1, 2026, LG&E's and KU's Kentucky base rates were calculated based on a return on capitalization (common equity, long-term debt and short-term debt) including adjustments for certain net investments and costs recovered separately through other means. Effective January 1, 2026, pursuant to the KPSC rate case, Kentucky base rates are calculated based on a return on rate base (net utility plant plus certain regulatory assets and working capital less accumulated deferred income taxes and certain regulatory liabilities) and include recovery of applicable operations and maintenance expenses.

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

(PPL and PPL Electric)

PPL Electric is subject to the jurisdiction of the PAPUC and the FERC. PPL Electric's distribution base rates are calculated based on recovery of costs as well as a return on distribution rate base (net utility plant plus a working capital allowance less plant-related deferred taxes and other miscellaneous additions and deductions). PPL Electric's transmission revenues are billed in accordance with a FERC tariff that allows for recovery of transmission costs incurred, a return on transmission-related rate base (net utility plant plus a working capital allowance less plant-related deferred taxes and other miscellaneous additions and deductions) and an annual update. See "Transmission Formula Rate" below for additional information on this tariff. All regulatory assets and liabilities are excluded from distribution and transmission return on investment calculations; therefore, generally no return is earned on PPL Electric's regulatory assets.

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations at December 31:

	PPL		PPL Electric		LG&E		KU
	2025	2024	2025	2024	2025	2024	2025	2024
Current Regulatory Assets:
Gas supply clause	$10	$3	$—	$—	$10	$3	$—	$—
Rate adjustment mechanisms	86	95	—	—	—	—	—	—
Renewable energy certificates	21	14	—	—	—	—	—	—
Storm damage expense rider	53	68	53	68	—	—	—	—
Transmission service charge	61	44	—	27	—	—	—	—
ISR deferral	6	22	—	—	—	—	—	—
TCJA	40	21	40	21	—	—	—	—
Other	31	53	19	17	9	5	1	1
Total current regulatory assets	$308	$320	$112	$133	$19	$8	$1	$1

Noncurrent Regulatory Assets:
Defined benefit plans	$961	$967	$477	$473	$212	$226	$144	$149
Plant outage costs	23	30	—	—	5	7	18	23
Net metering	164	147	—	—	—	—	—	—
Environmental cost recovery	102	96	—	—	—	—	—	—
Storm costs	113	113	42	22	24	20	38	29
Unamortized loss on debt	18	20	2	3	8	9	6	6
Terminated interest rate swaps	47	53	—	—	28	31	19	22
Accumulated cost of removal of utility plant	184	173	184	173	—	—	—	—
AROs	263	280	—	—	73	75	190	205
RAR	76	83	—	—	76	83	—	—
Gas line inspections	24	24	—	—	22	22	2	2
Advanced metering infrastructure	67	28	—	—	28	14	39	14
IT system costs	18	—	18	—	—	—	—	—
Other	32	46	2	2	6	4	11	8
Total noncurrent regulatory assets	$2,092	$2,060	$725	$673	$482	$491	$467	$458

	PPL		PPL Electric		LG&E		KU
	2025	2024	2025	2024	2025	2024	2025	2024
Current Regulatory Liabilities:
Generation supply charge	$45	$52	$45	$52	$—	$—	$—	$—
Transmission service charge	17	—	17	—	—	—	—	—
Universal service rider	17	3	17	3	—	—	—	—
Transmission formula rate	62	1	23	—	—	—	—	—
Rate adjustment mechanisms	124	71	—	—	—	—	—	—
Energy efficiency	26	25	—	—	—	—	—	—
DSM	21	17	—	—	8	7	13	10
Environmental cost recovery	6	12	—	—	3	6	3	6
Revenue decoupling mechanism	55	10	—	—	—	—	—	—
Other	3	32	1	2	2	1	—	6
Total current regulatory liabilities	$376	$223	$103	$57	$13	$14	$16	$22

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$1,043	$1,022	$—	$—	$334	$314	$415	$408
Net deferred taxes	1,798	1,899	708	739	415	439	467	498
Defined benefit plans	342	294	120	100	23	24	69	65
Terminated interest rate swaps	52	54	—	—	26	27	26	27
Advanced metering infrastructure	30	13	—	—	10	4	20	9
Other	53	53	—	—	1	7	—	2
Total noncurrent regulatory liabilities	$3,318	$3,335	$828	$839	$809	$815	$997	$1,009

Following is an overview of selected regulatory assets and liabilities presented in the preceding tables. Specific developments with respect to certain of these regulatory assets and liabilities are discussed in "Regulatory Matters."

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

(PPL, LG&E and KU)

As a result of previous rate case settlements and orders, the difference between pension cost calculated in accordance with LG&E's and KU's pension accounting policy and pension cost calculated using a 15-year amortization period for actuarial gains and losses and settlements are recorded as a regulatory asset. As of December 31, 2025, the balances were $72 million for PPL, $41 million for LG&E and $31 million for KU. As of December 31, 2024, the balances were $79 million for PPL, $44 million for LG&E and $35 million for KU.

(PPL)

RIE is subject to a pension rate adjustment mechanism whereby the difference in amounts allowed to be recovered in base rates and the actual costs of RIE's pension and other postretirement benefit plans that are to be recovered from or passed back to customers in future periods, are also recorded as regulatory assets and liabilities.

(All Registrants)

Storm Costs

PPL Electric, LG&E and KU have the ability to establish or request regulatory assets for expenses related to specific extraordinary storms from the PAPUC, the KPSC and the VSCC, for regulatory accounting and reporting purposes. Once such authority is granted, LG&E and KU can request recovery of those expenses in a base rate case and begin amortizing the costs when recovery starts. PPL Electric can recover qualifying expenses caused by major storm events, as defined in its retail tariff, over three years through the Storm Damage Expense Rider commencing in the application year after the storm occurred. LG&E's and KU's regulatory assets for storm costs approved for base rate recovery are being amortized through various dates ending in 2031.

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

Unamortized Loss on Debt

Unamortized loss on debt represents losses on long-term debt refinanced, reacquired or redeemed that have been deferred and will be amortized and recovered over either the original life of the extinguished debt or the life of the replacement debt (in the case of refinancing). Such costs are being amortized through 2053 for PPL Electric, through 2042 for KU, and through 2044 for LG&E.

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

Transmission Formula Rate

PPL Electric's transmission revenues are billed in accordance with a FERC-approved Open Access Transmission Tariff that utilizes a formula-based rate recovery mechanism. Under this formula, rates are put into effect on January 1st of each year based upon actual expenditures from the most recently filed FERC Form 1, forecasted capital additions, and other data based on PPL Electric's books and records. Rates are compared during the year to the estimated annual expenses and capital additions that will be filed in PPL Electric's annual FERC Form 1, filed under the FERC's Uniform System of Accounts. Under the mechanism, any difference between the revenue requirement in effect and actual expenditures incurred for that year is recorded as a regulatory asset or regulatory liability, and the regulatory asset or regulatory liability is to be recovered from or returned to customers starting one year after the conclusion of the rate year.

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

IT System Costs

IT system costs represent expenditures incurred associated with implementing strategic information technology investments. As part of the ongoing rate case proceedings, PPL Electric has requested certain of these implementation costs to be treated as capital for ratemaking purposes to be recovered over the useful life of the associated IT asset. Recovery of these costs is subject to approval by the PAPUC, but PPL and PPL Electric believe recovery of these costs is probable.

(PPL, LG&E and KU)

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

Plant Outage Costs

From July 1, 2017 through June 30, 2021, plant outage costs were normalized for ratemaking purposes based on an average level of expenses. Plant outage expenses that were greater or less than the average would be collected from or returned to customers, through future base rates. Effective July 1, 2021, under-recovered plant outage costs are being amortized through 2029 for LG&E and KU.

Advanced Metering Infrastructure (AMI)

In 2021 base rate case orders from the KPSC, LG&E and KU received approval to record regulatory assets comprised of the operating expenses associated with implementation of the AMI project, the incremental difference between AFUDC accrued at LG&E's and KU's weighted average cost of capital and that calculated using the methodology approved by the FERC, and the remaining net book value of the retired legacy meters replaced by AMI. Additionally, LG&E and KU received approval to record regulatory liabilities comprised of meter reading and field service expense savings since their previous rate case and the cost of capital impact for legacy meters replaced and retired during the AMI implementation. Recovery and/or return of these costs was approved effective January 1, 2026 in the base rate case proceedings.

(PPL)

Energy Efficiency

The energy efficiency mechanism is designed to collect the estimated costs of RIE's energy efficiency plan for the upcoming calendar year. Any differences between revenue billed to customers through RIE's energy efficiency charge and the costs of RIE's energy efficiency programs, as approved by the RIPUC, are recorded as regulatory assets or regulatory liabilities. The final annual over or under collection is reconciled in the next year's energy efficiency plan filing, as part of the reconciliation factor calculation. RIE may file to change the energy efficiency plan charge at any time should significant over-or under-recoveries occur.

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

Environmental Cost Recovery

(PPL, LG&E and KU)

Kentucky law permits LG&E and KU to recover the costs, including a return of operating expenses and a return of and on capital invested, of complying with the Clean Air Act and those federal, state or local environmental requirements, which apply to coal combustion wastes and by-products from coal-fired electricity generating facilities. The KPSC requires reviews of the past operations of the environmental surcharge for six-month and two-year billing periods to evaluate the related charges, credits and rates of return, as well as to provide for the opportunity to roll-in ECR amounts to base rates each two-year period. The KPSC has authorized a return on equity of 9.35% for existing approved ECR projects. The ECR regulatory asset or liability represents the amount that has been under- or over-recovered due to timing or adjustments to the mechanism and is typically recovered or refunded within 12 months.

(PPL)

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

(PPL and LG&E)

Gas Supply Clause

LG&E's natural gas rates contain a gas supply clause, whereby the expected cost of natural gas supply and variances between actual and expected costs and customer usage from prior periods are adjusted quarterly in LG&E's rates, subject to approval by the KPSC. The gas supply clause previously included a separate natural gas procurement incentive mechanism, which allowed LG&E's rates to be adjusted annually to share savings between the actual cost of gas purchases and market indices, with the shareholders and the customers during each performance-based rate year (12 months ending October 31). The operation of this incentive mechanism expired on October 31, 2024, but savings achieved through October 31, 2024 will be included in LG&E's rates through October 31, 2026. The regulatory assets or liabilities represent the total amounts that have been under- or over-recovered due to timing or adjustments to the mechanisms and are typically recovered or refunded within 18 months.

RAR

The RAR rider was established by KPSC orders in 2021 to provide recovery of and return on the retirement costs of certain electric generating units, including the remaining net book value of each unit, materials and supplies that cannot be used at other plants and any associated removal costs, upon their retirement over a ten-year period following retirement. Costs included as of December 31, 2025 represent the remaining retirement costs of Mill Creek Unit 1 to be recovered through April 2034.

Regulatory Matters

Rhode Island Activities (PPL)

Rate Case Proceeding

On November 26, 2025, RIE filed a request with the RIPUC for an increase in electric and natural gas base distribution rates, and approval of certain regulatory and accounting treatments. In its application, RIE seeks to implement a two-year rate plan. In the first year of the rate plan, RIE's proposed base distribution rates for electric and gas combined are designed to collect additional operating revenue of approximately $181 million ($66 million or 18.2% in electricity revenues and $115 million or 36.4% in gas revenues). In the second year of the rate plan, RIE's proposed base distribution rates for electric and gas combined are designed to collect the proposed base distribution rate increases for electric and gas in the first year of the rate plan and additional operating revenues of approximately $49 million ($17 million or 3.6% in electricity revenues and $32 million or 7.4% in gas revenues).

The application is based on a historical test year of September 1, 2024 through August 31, 2025 and requested an authorized ROE of 10.75%. Subject to RIPUC approval, new rates are expected to become effective on September 1, 2026. Certain counterparties have intervened in the proceeding. A ruling from the RIPUC is anticipated during the third quarter of 2026. PPL cannot predict the outcome of the proceeding.

Hold Harmless Implementation Agreement

As a condition of its approval of the acquisition of RIE in May 2022, the Rhode Island Division of Public Utilities and Carriers required PPL to hold harmless Rhode Island customers from the impact of future rate increases resulting from changes in Accumulated Deferred Income Taxes as a result of the Acquisition (the Hold Harmless Commitment). On June 13, 2025, an agreement was entered into by and among RIE, PPL, PPL Rhode Island Holdings and the Rhode Island Division of Public Utilities and Carriers Advocacy Section (the Hold Harmless Implementation Agreement) to satisfy the Hold Harmless Commitment by providing approximately $155 million in miscellaneous bill credits issued to customers, with approximately $74 million to be issued in the first quarter of 2026 and approximately $81 million to be issued in the first quarter of 2027. The bill credits would be recorded as a reduction to revenue in the periods in which the credits are applied to customers' bills. On September 10, 2025, the Rhode Island Division of Public Utilities and Carriers issued an order confirming that RIE's provision of proposed miscellaneous bill credits as set forth in the Hold Harmless Implementation Agreement would satisfy the Hold Harmless Commitment. Also on September 10, 2025, the RIPUC opened a docket to evaluate the miscellaneous bill credit proposal set forth in the Hold Harmless Implementation Agreement, including the underlying rate accounting, and required RIE to file a tariff advice with the RIPUC, which RIE filed on October 2, 2025. After responding to discovery in that proceeding and before the evidentiary hearing was held or convened, RIE filed a notice of withdrawal of its tariff advice filing noting that it would hold in abeyance a comprehensive satisfaction of the Hold Harmless Commitment at this time. As a result of RIE's filing the notice of withdrawal, the Commission cancelled the evidentiary hearing. The docket remains open, but there has been no further activity since RIE's withdrawal of the tariff advice and the RIPUC's cancellation of the evidentiary hearing. PPL cannot predict whether there will be any further proceedings on the docket or the outcome of any further proceedings that may occur.

Winter Bill Volatility Docket

At an Open Meeting on November 24, 2025, the RIPUC approved several measures to help mitigate winter bill increases for electric customers. First, the RIPUC approved miscellaneous bill credits for all residential electric customers of $23.54 per month for January, February, and March 2026. Second, the RIPUC paused the Storm Fund Replenishment Factor for usage on and after January 1, 2026, subject to further review through the 2026 Annual Retail Rate Filing. Third, the RIPUC paused the electric Energy Efficiency Charge for usage beginning January 1, 2026 through March 31, 2026. To offset the costs of the miscellaneous bill credits, the RIPUC directed RIE to apply the December 31, 2025 electric Energy Efficiency fund balance, net of any earned incentives, and directed RIE to transfer $11 million from the storm fund balance. The RIPUC approved future cost recovery for RIE of any unfunded balance of the miscellaneous bill credits through future identified offsets and/or a reconciling recovery mechanism to be determined in conjunction with the 2026 electric retail rate filing to allow recovery by December 31, 2026. Any remaining unfunded balance shall accrue at RIE's weighted average cost of capital.

FY 2026 Gas ISR Plan

On March 28, 2025, the RIPUC approved the FY 2026 Gas ISR Plan of $165 million, of which $147 million is for capital investment spend and $18 million is spend for paving costs as operation and maintenance (O&M), plus a potential additional $15 million is available if certain regulations are implemented by the PHMSA. On March 31, 2025, the RIPUC approved RIE's compliance filing for rates effective April 1, 2025.

FY 2027 Gas ISR Plan

On December 22, 2025, RIE filed its FY 2027 Gas ISR Plan with the RIPUC with a budget of $184 million that primarily included $166 million of capital investment spend and $17 million for spending on curb-to-curb paving. A decision from the RIPUC on the Plan is expected by March 31, 2026. RIE cannot predict the outcome of this matter.

FY 2026 Electric ISR Plan

On March 28, 2025, the RIPUC approved a FY 2026 Electric ISR Plan of $219 million for capital investment spend (including $88 million for Advanced Metering Functionality), $14 million for vegetation operations and maintenance spend and $1 million for Other O&M spend. On March 31, 2025, the RIPUC approved RIE's compliance filing for rates effective April 1, 2025.

FY 2027 Electric ISR Plan

On December 22, 2025, RIE filed its FY 2027 Electric ISR Plan with the RIPUC with a budget that primarily included $154 million of capital investment spend (including $18 million for Advanced Metering Functionality) and $13 million of vegetation operation and maintenance spend. A decision from the RIPUC is expected by March 31, 2026. RIE cannot predict the outcome of this matter.

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

The applications were based on a forecasted test year of January 1, 2026 through December 31, 2026 and requested an authorized ROE of 10.95%. New interim rates became effective on January 1, 2026, subject to refund pursuant to the KPSC's final order. Certain counterparties have intervened in the proceedings.

On October 20, 2025, LG&E and KU filed with the KPSC a stipulation and recommendation (the agreement) regarding a proposed resolution of issues with a majority of the intervenors in the proceedings.

Under the agreement, the parties proposed that the KPSC should issue orders granting a revised increase in annual electricity and gas revenues of approximately $235 million ($58 million and $132 million in electricity revenues at LG&E and KU and $45 million in gas revenues at LG&E.) The agreement proposed a revised authorized ROE of 9.90%.

The agreement proposed a "stay out" commitment from LG&E and KU to refrain from effective base rate increases before August 1, 2028, subject to certain exceptions. In connection with the stay out period, the agreement also proposed the establishment of two new rate adjustment clause mechanisms, a Generation Cost Recovery Adjustment Clause (GCR) and a Sharing Mechanism Adjustment Clause (SM).

The proposed GCR mechanism would provide LG&E and KU recovery of and return on investment of covered costs (excluding fuel amounts, which LG&E and KU can recover via an existing rate mechanism) of relevant new generation and energy storage assets authorized in the 2022 and 2025 CPCN proceedings (excluding the Mill Creek Unit 6 NGCC, see "2025 CPCN" for more information regarding the Mill Creek Unit 6 NGCC) as they are placed in service.

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

The agreement further proposed that LG&E and KU use regulatory deferral accounting for actual expenses above or below base rate levels for certain expenses including: pension and post-retirement benefits, storm restoration, vegetation management, transmission waivers and credits, and gas line or well activities, with recovery of such deferred asset or liability amounts to be addressed in future rate cases.

On February 16, 2026, the KPSC issued orders approving portions of the October 2025 stipulation and recommendation, with modifications.

The KPSC orders provide for increases in annual electricity and gas revenues of $233 million ($59 million and $128 million in electricity revenues at LG&E and KU and $46 million in gas revenues at LG&E.) The orders include authorized returns on equity of 9.775% for base rate purposes and 9.675% for capital rate adjustment mechanisms.

The KPSC orders approve LG&E's and KU's requests for establishment of certain new rate adjustment mechanisms or tariffs, with modifications:

•    a temporary Pilot Generation Recovery Adjustment Clause (PGR) to provide recovery of and return on investment of applicable costs of certain new generation and storage assets being built or anticipated to be built by LG&E and KU as authorized in the 2022 CPCN proceeding;
•    the inclusion in the PGR of recovery of and return on investment of certain costs associated with a potential extension of the operating life of LG&E's Mill Creek Unit 2 beyond its original 2027 retirement date; and
•    an Extremely High Load Factor Tariff for future applicable customers, such as data centers, which includes requirements such as long-term contracts, minimum revenue payments and collateral security structures that help protect the interests of LG&E, KU and of other ratepayers.

The PGR mechanism is similar to the GCR proposed in the stipulation, but restructured by the KPSC to be a pilot adjustment mechanism with a term until the earlier of ten months following the submission of LG&E's and KU's next base rate proceeding or the effective date of new rates in such proceeding, with the expectation that the mechanism would be reviewed in such proceeding. The pilot mechanism will apply to the planned Mill Creek Unit 5, Brown Battery Energy Storage System, Mercer County Solar and Marion County Solar generation-related projects. The KPSC also included Mill Creek Unit 2's potential stay-open costs in the PGR in lieu of approving the stipulation's request for a stand-alone adjustment mechanism for such costs. Finally, the KPSC excluded from coverage under the PGR costs related to Mill Creek Unit 6 and Brown Unit 12 planned new generation assets due to their anticipated in-service dates falling outside of the estimated pilot mechanism's duration, but without prejudice to LG&E and KU seeking recovery of such costs in future proceedings.

The KPSC orders also approved, approved with modifications, or denied in some cases, other requested accounting and rate matters relating to regulatory assets or liabilities, depreciation rates, and other areas.

The rate changes have a retroactive effective date as of January 1, 2026. Consistent with authorized rate case procedures, LG&E and KU will refund to customers amounts billed in excess of the final approved rates within sixty days.

The KPSC orders did not approve the SM adjustment clause that had been requested in the stipulation and made no modifications to the stay out offer by LG&E and KU to refrain from effective base rate increases prior to August 2028.

LG&E and KU and all intervenors have rights to request rehearing or appeal of the orders of the KPSC and because the KPSC orders modified or denied terms of the proposed stipulation, LG&E and KU and all stipulating parties have the right to withdraw from the stipulation.

LG&E and KU continue to evaluate the details contained in the orders and related matters as they consider next steps. PPL, LG&E and KU cannot predict the outcome of this matter.

2025 CPCN

On February 28, 2025, LG&E and KU filed an application with the KPSC regarding certain future plans for new generation and generation-related construction matters. The proposals included in the application were intended to serve anticipated load growth, including from potential data center demand in LG&E's or KU's service territory. The proposals did not include retirements of coal or other fossil-fueled plants, which would require additional KPSC approval procedures under Kentucky legislation enacted in 2023 and 2024.

LG&E and KU submitted a joint application to the KPSC for approval of certain certificates of public convenience and necessity, site compatibility certificates, and accounting treatment, where applicable, relating to a number of generation-related plans or projects that generally are expected to become operational or established within the next six years. The aggregate projected capital expenditures associated with these proposals were expected to be $3.7 billion. The application included proposals to build:

•a 645 MW NGCC generation unit at KU's E.W. Brown station (Brown Unit 12),
•a 645 MW NGCC generation unit at LG&E's Mill Creek station (Mill Creek Unit 6),
•a four-hour 400 MW (1600 MWh total) battery energy storage system (BESS) at LG&E's Cane Run station, and
•a selective catalytic reduction (SCR) environmental facility at KU's Ghent station Unit 2 (Ghent Unit 2).

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

The filing also noted projected in service dates for the projects, including the Brown Unit 12 NGCC in 2030, the Mill Creek Unit 6 NGCC in 2031, the Cane Run BESS in 2028 and the Ghent Unit 2 SCR in 2028.

On July 29, 2025, LG&E and KU filed with the KPSC a stipulation and recommendation regarding a proposed resolution of issues with several of the intervenors in the CPCN proceeding (stipulation). The stipulation recommended to the KPSC the approval of the large majority of LG&E's and KU's requested generation-related projects and associated accounting matters, subject to certain changes. Under the stipulation, the parties agreed the KPSC should issue an order granting a CPCN for the proposed: (a) Brown Unit 12 NGCC; (b) Mill Creek Unit 6 NGCC; and (c) Ghent Unit 2 SCR. In addition, the proposal to build the $775 million Cane Run BESS would be withdrawn without prejudice, the relevant costs regarding the proposed $1.4 billion Mill Creek Unit 6 NGCC would be recovered through a new rate adjustment clause mechanism, the retirement date for the existing Mill Creek Unit 2 coal unit would be extended from 2027 to the operational date of the proposed Mill Creek Unit 6 NGCC or afterwards, subject to relevant future economic analysis, regulatory or environmental authorizations, and the relevant costs to continue to operate the Mill Creek Unit 2 coal unit would be recovered through a new rate adjustment clause mechanism. The stipulation also contained provisions relating to regulatory asset accounting, proposed data center tariffs, future renewable power requests-for-proposals and other matters. LG&E and KU would retain the right to seek approval of the potentially withdrawn Cane Run BESS or similar substitute project in future regulatory proceedings.

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

The KPSC decided not to approve LG&E's and KU's proposed new rate adjustment cost recovery mechanisms for certain costs associated with Mill Creek Unit 6 NGCC and costs associated with operating the Mill Creek Unit 2 coal plant beyond its original retirement date in 2027. However, the denials were without prejudice to resubmission and the KPSC encouraged the parties to provide additional evidence on such matters in separate proceedings. LG&E and KU provided such evidence addressing recovery of the Mill Creek Unit 2 stay open costs in their pending rate case proceedings. Recovery of Mill Creek Unit 6 costs will be addressed in a future proceeding. The KPSC declined to rule on the matter related to the retirement date of Mill Creek Unit 2 coal plant. The KPSC indicated that a request for a new retirement approval proceeding may be required should LG&E elect to operate Mill Creek Unit 2 beyond its existing approved retirement date and seek to later retire the unit.

In light of the conditional withdrawal in the stipulation, the order did not include a CPCN for the Cane Run BESS. LG&E and KU retain the right to seek approval of the Cane Run BESS project or similar substitute projects at any time in future regulatory proceedings.

Kentucky January 2025 Storm

In January 2025, LG&E and KU experienced snow, ice, sleet and freezing rain in their service territories, resulting in substantial damage to certain of LG&E's and KU's assets. On January 31, 2025, LG&E and KU submitted a filing with the KPSC requesting regulatory asset treatment of the extraordinary operations and maintenance (O&M) expenses portion of the costs incurred related to the storm. On March 19, 2025, the KPSC issued an order authorizing LG&E and KU to establish, for accounting purposes only, regulatory assets based on the jurisdictional incremental costs of extraordinary O&M expense incurred by LG&E and KU as a result of the 2025 winter storm, with recovery amounts and amortization thereof to be determined in subsequent base rate proceedings. LG&E and KU cannot predict the outcome of these matters. As of December 31, 2025, LG&E and KU had recorded regulatory assets related to the storm of $2 million and $7 million.

Mill Creek Unit 1 and Unit 2 RAR Application (PPL and LG&E)

In November 2023, the KPSC issued an order approving, among other items, the requested retirement of Mill Creek Units 1 and 2.

On October 4, 2024, LG&E submitted an application related to the retirement of Mill Creek Unit 1, which occurred on December 31, 2024, requesting recovery of associated costs under the RAR. On February 24, 2025, the KPSC issued an order approving LG&E's cost recovery for Mill Creek Unit 1 under the RAR of $125 million and related amounts were included in bills beginning in May 2025.

LG&E anticipates the recovery of associated costs, including the remaining net book value, for Mill Creek Unit 2 through the RAR. The remaining net book value of Mill Creek Unit 2 was approximately $199 million at December 31, 2025 and LG&E is continuing to depreciate using the current approved rates through its retirement date. LG&E expects to reclassify the net book value remaining at retirement to a regulatory asset to be amortized over a period of ten years in accordance with the RAR. There can be no assurance that these costs will be recovered in the amounts or over the time periods that LG&E expects. See the "2025 CPCN" and "Rate Case Proceedings" discussions above for information regarding potential changes in the retirement date of Mill Creek Unit 2.

Pennsylvania Activities (PPL and PPL Electric)

Rate Case Proceeding

On September 30, 2025, PPL Electric filed a request with the PAPUC for an increase in distribution base rates of approximately $356 million, more than $50 million of which is already included in customer bills through rate recovery mechanisms, and approval of certain regulatory and accounting treatments. The proposed increase in distribution base rates would increase PPL Electric's total annual revenue by approximately 8.6%. The application is based on a fully projected future test year of July 1, 2026 through June 30, 2027 and requested an authorized ROE of 11.3%. Subject to PAPUC approval, new rates are expected to become effective on July 1, 2026. Certain counterparties have intervened in the proceeding. A ruling from the PAPUC is anticipated during the second quarter of 2026. PPL and PPL Electric cannot predict the outcome of the proceeding.

DSIC Petition

On April 26, 2024, PPL Electric filed a Petition with the PAPUC requesting that the PAPUC waive PPL Electric's DSIC cap of 5% of billed revenues and increase the maximum allowable DSIC to 9% for bills rendered on or after January 1, 2025. On February 28, 2025, the PAPUC issued its written order permitting PPL Electric to increase its DSIC cap from 5% to 7.5% for bills rendered on or after March 13, 2025 until the effective date of rates established in PPL Electric's next base rate case or the end of the PPL Electric's 2023-2027 Long-term Infrastructure Improvement Plan, whichever occurs first, at which time it will return to 5%.

Federal Matters

FERC Transmission Rate Filing (PPL, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going waivers and credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the U.S. Court of Appeals - D.C. Circuit (D.C. Circuit Court of Appeals) regarding the FERC's orders on the elimination of the mitigation and required transition mechanism. In August 2022, the D.C. Circuit Court of Appeals issued an order remanding the proceedings back to the FERC. On May 18, 2023, the FERC issued an order on remand reversing its 2019 decision and requiring LG&E and KU to refund credits previously withheld, including under such transition mechanism. LG&E and KU filed a petition for review of the FERC's May 18, 2023 order with the D.C. Circuit Court of Appeals and provided refunds in accordance with the FERC order on December 1, 2023. The FERC issued an order on LG&E's and KU's compliance filing on November 16, 2023, and LG&E and KU filed a petition for review of this November 16, 2023 order on February 14, 2024. The FERC issued the substantive order on rehearing on March 21, 2024, reaffirming its prior decision. On August 8, 2025, the D.C. Circuit Court of Appeals issued a procedural ruling vacating the FERC's prior orders and remanded the matter back to the FERC for further proceedings. LG&E and KU cannot predict the ultimate outcome of the proceedings or any other post decision process but do not expect the annual impact to have a material effect on their operations or financial condition. LG&E and KU currently receive recovery of certain waivers and credits primarily through existing base rate levels.

Recovery of Transmission Costs (PPL)

NE-ISO allocates RIE's costs among transmission customers in New England, in accordance with the ISO Open Access Transmission Tariff (ISO-NE OATT).

The ROE for transmission rates under the ISO-NE OATT is the subject of four complaints that are pending before the FERC. On October 16, 2014, the FERC issued an order on the first complaint, Opinion No. 531-A, resetting the base ROE applicable to transmission assets under the ISO-NE OATT from 11.14% to 10.57% effective as of October 16, 2014 and establishing a maximum ROE of 11.74%. On April 14, 2017, this order was vacated and remanded by the D.C. Circuit Court of Appeals (Court of Appeals). After the remand, the FERC issued an order on October 16, 2018 applicable to all four pending cases where it proposed a new base ROE methodology that, with subsequent input and support from the New England Transmission Owners (NETO), yielded a base ROE of 10.41%. Subsequent to the FERC's October 2018 order in the New England Transmission Owners cases, the FERC further refined its ROE methodology in another proceeding and has applied that refined methodology to transmission owners' ROEs in other jurisdictions, and the NETOs filed further information in the New England matters to distinguish their case. Those determinations in other jurisdictions have been vacated and remanded back to the FERC for further proceedings by the D.C. Circuit Court of Appeals. The proceeding and the final base rate ROE determination in the New England matters remain open, pending a final order from the FERC. PPL cannot predict the outcome of this matter, and an estimate of the impact cannot be determined.

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

During 2025, 2024 and 2023, RIE purchased $314 million, $299 million and $235 million of accounts receivable from alternative suppliers.

During 2025, 2024 and 2023, PPL Electric purchased $1.6 billion, $1.5 billion and $1.5 billion of accounts receivable from alternative suppliers.

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

	December 31, 2025					December 31, 2024
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (a)	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (a)
PPL
PPL Capital Funding (b)
Syndicated Credit Facility (c)(d)(e)	Dec. 2029	$1,500	$—	$456	$1,044	$—	$138
Bilateral Credit Facility (c)(d)	Feb. 2026	100	—	—	100	—	—
Bilateral Credit Facility (c)(d)	Feb. 2026	100	—	17	83	—	15
Total PPL Capital Funding Credit Facilities		$1,700	$—	$473	$1,227	$—	$153

PPL Electric
Syndicated Credit Facility (c)(d)	Dec. 2029	750	—	6	744	—	1
Total PPL Electric Credit Facilities		$750	$—	$6	$744	$—	$1

LG&E
Syndicated Credit Facility (c)(d)	Dec. 2029	600	—	—	600	—	25
Total LG&E Credit Facilities		$600	$—	$—	$600	$—	$25

KU
Syndicated Credit Facility (c)(d)	Dec. 2029	600	—	—	600	—	140
Total KU Credit Facilities		$600	$—	$—	$600	$—	$140

(a)Commercial paper issued reflects the undiscounted face value of the issuance.
(b)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(c)Each company pays customary fees under its respective facility and borrowings generally bear interest at applicable secured overnight financing rates or base rates, plus an applicable margin.

(d)The facilities contain a financial covenant requiring debt to total capitalization not to exceed 70% for PPL Capital Funding, RIE, PPL Electric, LG&E and KU, as calculated in accordance with the facilities and other customary covenants. Additionally, subject to certain conditions, PPL Capital Funding may request that the capacity of one of its bilateral credit facilities expiring in February 2026 be increased by up to $30 million and that the capacity of its syndicated credit facility be increased by up to $400 million. PPL Electric, LG&E and KU may each request up to a $250 million increase in its syndicated credit facility's capacity, subject to regulatory approval of the increased capacity. Participation in any such increase is at the sole discretion of each lender.
(e)Includes a $400 million borrowing sublimit for RIE and a $1.1 billion sublimit for PPL Capital Funding at December 31, 2025 and a $250 million borrowing sublimit for RIE and a $1 billion sublimit for PPL Capital Funding at December 31, 2024. At December 31, 2025, PPL Capital Funding had $355 million of commercial paper outstanding and RIE had $101 million commercial paper outstanding. At December 31, 2024, PPL Capital Funding had $138 million of commercial paper outstanding and RIE had no commercial paper outstanding. RIE's obligations under the facility are not guaranteed by PPL.

(PPL)

In January 2026, PPL Capital Funding amended its existing $1.50 billion syndicated credit facility to extend the termination date of certain commitments from December 6, 2029 to December 6, 2030.

(PPL and PPL Electric)

In January 2026, PPL Electric amended its existing $750 million syndicated credit facility to extend the termination date of certain commitments from December 6, 2029 to December 6, 2030.

(PPL and LG&E)

In January 2026, LG&E amended its existing $600 million syndicated credit facility to extend the termination date of certain commitments from December 6, 2029 to December 6, 2030.

(PPL and KU)

In January 2026, KU amended its existing $600 million syndicated credit facility to extend the termination date of certain commitments from December 6, 2029 to December 6, 2030.

(All Registrants)

The Registrants maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	December 31, 2025				December 31, 2024
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances (a)	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances (a)
PPL Capital Funding (b)(c)	4.16%	$1,600	$355	$1,245	4.76%	$138
RIE (c)	4.21%	400	101	299		—
PPL Electric		750	—	750		—
LG&E		600	—	600	4.72%	25
KU		600	—	600	4.71%	140
Total		$3,950	$456	$3,494		$303

(a)Commercial paper issued reflects the undiscounted face value of the issuance.
(b)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(c)Issuances under the PPL Capital Funding and RIE commercial paper programs are supported by the PPL Capital Funding syndicated credit facility, which at December 31, 2025, had a total capacity of $1.50 billion, with a $400 million borrowing sublimit for RIE and a $1.1 billion sublimit for PPL Capital Funding. At December 31, 2024, the borrowing sublimits were $250 million for RIE and $1 billion for PPL Capital Funding. RIE's obligations under the facility are not guaranteed by PPL. The sublimits of each borrower may be decreased or increased at the borrowers' option up to a prescribed amount such that all borrowings under the syndicated credit facility cannot exceed the size of the credit facility of $1.50 billion. PPL Capital Funding's commercial paper program is also backed by a separate bilateral credit facility for $100 million.

(PPL Electric, LG&E and KU)

See Note 13 for a discussion of intercompany borrowings.

Long-term Debt (All Registrants)

			December 31,
	Weighted-Average Rate (d)	Maturities (d)	2025	2024
PPL
Senior Unsecured Notes	4.34%	2026 - 2047	$4,316	$4,316
Senior Secured Notes/First Mortgage Bonds (a)(b)(c)	4.64%	2026 - 2055	12,227	10,878
Exchangeable Senior Unsecured Notes	2.94%	2028 - 2030	2,150	1,000
Junior Subordinated Notes	6.61%	2067	480	480
Total Long-term Debt before adjustments			19,173	16,674

Long-term Debt, repurchased affiliate bonds			(84)	—
Unamortized premium and (discount), net			(58)	(57)
Unamortized debt issuance costs			(137)	(114)
Total Long-term Debt			18,894	16,503
Less current portion of Long-term Debt			904	551
Total Long-term Debt, noncurrent			$17,990	$15,952

PPL Electric
Senior Secured Notes/First Mortgage Bonds (a)(b)	4.72%	2027 - 2055	$5,799	$5,299
Total Long-term Debt Before Adjustments			5,799	5,299

Unamortized discount			(45)	(42)
Unamortized debt issuance costs			(47)	(43)
Total Long-term Debt			5,707	5,214
Less current portion of Long-term Debt			—	—
Total Long-term Debt, noncurrent			$5,707	$5,214

LG&E
Senior Secured Notes/First Mortgage Bonds (a)(c)	4.52%	2026 - 2055	$2,889	$2,489
Total Long-term Debt Before Adjustments			2,889	2,489

Unamortized discount			(4)	(4)
Unamortized debt issuance costs			(20)	(14)
Total Long-term Debt			2,865	2,471
Less current portion of Long-term Debt			90	300
Total Long-term Debt, noncurrent			$2,775	$2,171

KU
Senior Secured Notes/First Mortgage Bonds (a)(c)	4.60%	2026 - 2055	$3,539	$3,089
Total Long-term Debt Before Adjustments			3,539	3,089

Unamortized premium			4	4
Unamortized discount			(8)	(8)
Unamortized debt issuance costs			(25)	(19)
Total Long-term Debt			3,510	3,066
Less current portion of Long-term Debt			164	250
Total Long-term Debt, noncurrent			$3,346	$2,816

(a)Includes PPL Electric's senior secured and first mortgage bonds that are secured by the lien of PPL Electric's 2001 Mortgage Indenture, which covers substantially all of PPL Electric's tangible distribution properties and certain of its tangible transmission properties located in Pennsylvania, subject to certain exceptions and exclusions. The carrying value of PPL Electric's property, plant and equipment was approximately $14.6 billion and $13.3 billion at December 31, 2025 and 2024.

Includes LG&E's first mortgage bonds that are secured by the lien of the LG&E 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of LG&E's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity and the storage and distribution of natural gas. The aggregate carrying value of the property subject to the lien was $6.4 billion and $6.0 billion at December 31, 2025 and 2024.

Includes KU's first mortgage bonds that are secured by the lien of the KU 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of KU's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity. The aggregate carrying value of the property subject to the lien was $8.0 billion and $7.5 billion at December 31, 2025 and 2024.
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
(c)Includes LG&E's and KU's series of first mortgage bonds that were issued to the respective trustees of tax-exempt revenue bonds to secure its respective obligations to make payments with respect to each series of bonds. The first mortgage bonds were issued in the same principal amounts, contain payment and redemption provisions that correspond to and bear the same interest rate as such tax-exempt revenue bonds. These first mortgage bonds were issued under the LG&E 2010 Mortgage Indenture and the KU 2010 Mortgage Indenture and are secured as noted in (a) above. The related tax-exempt revenue bonds were issued by various governmental entities, principally counties in Kentucky, on behalf of LG&E and KU. The related revenue bond documents allow LG&E and KU to convert the interest rate mode on the bonds from time to time to a commercial paper rate, daily rate, weekly rate, term rate of at least one year or, in some cases, an auction rate or a SOFR index rate. At December 31, 2025, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a term rate mode totaled $894 million for PPL, comprised of $538 million and $356 million for LG&E and KU. At December 31, 2025, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a variable rate mode totaled $66 million and $33 million for LG&E and KU. These variable rate tax-exempt revenue bonds are subject to tender for purchase by LG&E and KU at the option of the holder and to mandatory tender for purchase by LG&E and KU upon the occurrence of certain events.
(d)The table reflects principal maturities only, based on stated maturities, sinking fund requirements, or earlier put dates, and the weighted-average rates as of December 31, 2025.

The aggregate maturities of long-term debt, based on sinking fund requirements, stated maturities or earlier put dates, for the periods 2026 through 2030 and thereafter are as follows:

	PPL (a)	PPL Electric	LG&E	KU
2026	$904	$—	$90	$164
2027	428	108	260	60
2028	1,350	—	—	—
2029	116	116	—	—
2030	2,181	—	—	—
Thereafter	14,110	5,575	2,539	3,315
Total	$19,089	$5,799	$2,889	$3,539
(a)Reduced by $84 million of repurchased affiliate bonds as of December 31, 2025. See "Open Market Repurchase Program" below for additional information.

Exchangeable Notes

(PPL)

In November 2025, PPL Capital Funding issued $1.15 billion of 3.000% Exchangeable Senior Notes due 2030 (the Notes). PPL Capital Funding received proceeds of $1.14 billion, net of underwriting fees, which were used to repay short-term debt and for general corporate purposes. The Notes are senior unsecured obligations of PPL Capital Funding, fully and unconditionally guaranteed on a senior unsecured basis by PPL. The Notes are scheduled to mature on December 1, 2030, unless earlier exchanged, redeemed or repurchased.

The Notes are exchangeable at an initial exchange rate of approximately 23.44 shares of PPL's common stock per $1,000 principal amount (equivalent to an initial exchange price of approximately $42.66 per share of common stock). The initial exchange rate is subject to adjustment, as provided in the indenture for anti-dilutive events and fundamental change and redemption provisions. Upon exchange of the Notes, PPL Capital Funding expects to redeem the aggregate principal amount of the Notes in cash. PPL Capital Funding will pay cash, deliver shares of common stock or a combination of cash and shares of common stock, at PPL Capital Funding's election, in respect of the remainder, if any, of its exchange obligation in excess of the aggregate principal amount of the Notes being exchanged. Prior to the close of business on the business day immediately preceding September 1, 2030, the Notes will be exchangeable at the option of the noteholders only upon the satisfaction of specified conditions and during certain periods described in the indenture pursuant to which the Notes were issued. On or after the close of business on the business day immediately preceding September 1, 2030 until the maturity date, the Notes will be exchangeable at the option of the noteholders at any time regardless of these conditions or periods.

PPL Capital Funding may not redeem the Notes prior to December 5, 2028. PPL Capital Funding may redeem for cash all or any portion of the Notes, at its option, on or after December 5, 2028, if the last reported sale price of the common stock has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive), during any 30 consecutive trading day period, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.

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

Open Market Repurchase Program

In the fourth quarter of 2025, PPL repurchased $84 million of affiliate bonds that included $36 million of PPL Electric bonds, $8 million of LG&E bonds and $40 million of KU bonds. On a consolidated basis, PPL's repurchases have been accounted for as debt extinguishments and resulted in a pre-tax gain of $18 million, net of unamortized debt issuance fees and discounts, which has been recorded as a reduction of Interest Expense on PPL's Consolidated Statements of Income. Intercompany interest expense related to the repurchased bonds was immaterial for the year ended December 31, 2025.

First Mortgage Bond Issuances

(PPL and PPL Electric)

In August 2025, PPL Electric issued $500 million of 5.55% First Mortgage Bonds due 2055. PPL Electric received proceeds of $491 million, net of discounts and underwriting fees, to be used to repay short-term debt and for other general corporate purposes.

(PPL and LG&E)

In August 2025, LG&E issued $700 million of 5.85% First Mortgage Bonds due 2055. LG&E received proceeds of $694 million, net of discounts and underwriting fees, to be used to repay short-term debt, the current portion of certain long-term debt and for other general corporate purposes.

(PPL and KU)

In August 2025, KU issued $700 million of 5.85% First Mortgage Bonds due 2055. KU received proceeds of $694 million, net of discounts and underwriting fees, to be used to repay short-term debt, the current portion of certain long-term debt and for other general corporate purposes.

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

(PPL)

Equity Securities

ATM Program

In February 2025, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $2 billion of its common stock through an ATM Program, which may utilize an optional forward sales component. Each forward contract under the agreement must be settled within 24 months. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. As of December 31, 2025, PPL had entered into forward contracts to sell approximately 38.7 million shares of its common stock at a blended initial forward price of approximately $35.62 per share. The forward sale price may be adjusted based on changes in daily interest rates, for certain stock loan fees as determined by a third-party agent, and will be subject to predetermined reductions based on expected dividends. Each outstanding forward contract must be settled on or before dates ranging from December 30, 2025 to August 11, 2027. PPL may elect, at its discretion, to physically settle, net share settle or net cash settle the forward contracts. On December 29, 2025, PPL settled forward sale contracts with physical delivery of approximately 11.3 million shares of common stock for proceeds of approximately $394 million, net of issuance fees. At December 31, 2025, PPL could have settled the remaining forward sale contracts with physical delivery of approximately 27.4 million shares of common stock for proceeds of approximately $981 million. The forward contracts under the ATM program are classified as equity transactions.

Distributions and Related Restrictions

In November 2025, PPL declared its quarterly common stock dividend, payable January 2, 2026, at 27.25 cents per share (equivalent to $1.09 per annum). On February 20, 2026, PPL announced a quarterly common stock dividend of 28.50 cents per share, payable April 1, 2026, to shareowners of record as of March 10, 2026. Future dividends will be declared at the discretion of the Board of Directors and will depend upon future earnings, cash flows, financial and legal requirements and other factors.

Neither PPL Capital Funding nor PPL may declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067. At December 31, 2025, no interest payments were deferred.

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

In connection with the Acquisition, National Grid USA Service Company, Inc., National Grid U.S. and Narragansett Electric entered into a transition services agreement (TSA), pursuant to which the National Grid entities agreed to provide certain transition services to Narragansett Electric to facilitate the transition of the operation of Narragansett Electric to PPL following the Acquisition, as agreed upon in the Narragansett share purchase agreement. The TSA was for an initial two-year term and was completed in the third quarter of 2024. TSA costs of $137 million and $228 million were incurred for the years ended December 31, 2024 and 2023. RIE will not seek to recover in rates any markup charged by National Grid U.S. and/or its affiliates under the TSA which were $10 million, and $7 million for the years ended December 31, 2024 and 2023.

As a condition to the Acquisition, RIE will forgo potential recovery of any and all transition costs, which includes (1) the installation of certain information technology systems; (2) modification and enhancements to physical facilities in Rhode Island; and (3) severance payments, communications and branding changes, and other transition related costs. These costs, which are being expensed as incurred, were $71 million, $307 million, and $262 million for the years ended December 31, 2025, 2024, and 2023.

Developments (PPL, LG&E and KU)

Mill Creek Unit 5 Construction

In December 2022, LG&E and KU filed a CPCN with the KPSC requesting approval to construct a 645 MW net summer rating Natural Gas Combined Cycle (NGCC) combustion turbine at LG&E's Mill Creek Generating Station. In November 2023, the KPSC issued an order approving the request as well as the requested AFUDC accounting treatment for associated financing costs relating to the NGCC. The new NGCC facility will be jointly owned by LG&E (31%) and KU (69%). In February 2024, LG&E and KU entered into agreements to begin construction of Mill Creek Unit 5. Total project costs are estimated at approximately $1.0 billion, including AFUDC. Commercial operation of the facility is anticipated to begin in mid-2027.

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

The RIE defined benefit plans were closed to new salaried employees in 2012 and bargaining unit employees in 2013. Employees hired after the defined benefit plans were closed receive additional company contributions above the standard matching contributions to their savings plans.

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

	Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Net periodic defined benefit costs (credits):
Service cost	$31	$35	$34	$6	$6	$6
Interest cost	185	183	188	30	29	30
Expected return on plan assets	(287)	(299)	(309)	(30)	(30)	(30)
Amortization of:
Prior service cost (credit)	—	3	6	2	1	1
Actuarial (gain) loss	18	10	2	(4)	(5)	(5)
Net periodic defined benefit costs (credits)	$(53)	$(68)	$(79)	$4	$1	$2

Other Changes in Plan Assets and Benefit Obligations Recognized in OCI and Regulatory Assets/Liabilities - Gross:
Net (gain) loss	$27	$134	$193	$—	$1	$(6)
Prior service cost (credit)	(5)	(13)	2	2	—	—
Amortization of:
Prior service (cost) credit	—	(3)	(6)	(2)	(1)	(1)
Actuarial gain (loss)	(18)	(10)	(2)	4	5	5
Total recognized in OCI and regulatory assets/liabilities	4	108	187	4	5	(2)
Total recognized in net periodic defined benefit costs, OCI and regulatory assets/liabilities	$(49)	$40	$108	$8	$6	$—

For PPL's pension and postretirement benefits, the amounts recognized in OCI and regulatory assets/liabilities for the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
OCI	$21	$25	$52	$2	$2	$—
Regulatory assets/liabilities	(17)	83	135	2	3	(2)
Total recognized in OCI and regulatory assets/liabilities	$4	$108	$187	$4	$5	$(2)

(PPL)

PPL uses base mortality tables issued by the Society of Actuaries for all defined benefit pension and other postretirement benefit plans. The Pri-2012 base table and the MP-2020 projection scale with varying adjustment factors based on the underlying demographic and geographic differences and experience of the plan participants was used for all periods.

The following weighted-average assumptions were used in the valuation of the benefit obligations at December 31.

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
PPL
Discount rate	5.72%	5.93%	5.74%	5.91%
Rate of compensation increase	3.43%	3.43%	3.43%	3.44%

The following weighted-average assumptions were used to determine the net periodic defined benefit costs for the years ended December 31.

	Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
PPL
Discount rate	5.93%	5.52%	5.52%	5.91%	5.54%	5.54%
Rate of compensation increase	3.43%	3.43%	3.43%	3.44%	3.43%	3.43%
Expected return on plan assets (a)	8.25%	8.25%	8.25%	7.27%	7.28%	7.38%

(a)The expected long-term rates of return for pension and other postretirement benefits are based on management's projections using a best-estimate of expected returns, volatilities and correlations for each asset class. Each plan's specific current and expected asset allocations are also considered in developing a reasonable return assumption.

The following table provides the assumed health care cost trend rates for the years ended December 31:

	2025	2024	2023
PPL
Health care cost trend rate assumed for next year
– obligations	7.50%	7.00%	6.25%
– cost	7.00%	6.25%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
– obligations	4.50%	5.00%	5.00%
– cost	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate
– obligations	2038	2033	2029
– cost	2033	2029	2029

The funded status of PPL's plans at December 31 was as follows:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
Change in Benefit Obligation
Benefit Obligation, beginning of period	$3,244	$3,454	$523	$538
Service cost	31	35	6	6
Interest cost	185	183	30	29
Participant contributions	—	—	8	8
Plan amendments	(5)	(13)	1	—
Actuarial (gain) loss	77	(131)	20	(4)
Gross benefits paid	(297)	(284)	(51)	(56)
Federal subsidy	—	—	—	2
Benefit Obligation, end of period	3,235	3,244	537	523

Change in Plan Assets
Plan assets at fair value, beginning of period	2,936	3,176	417	438
Actual return on plan assets	338	34	51	25
Employer contributions	10	10	11	14
Participant contributions	—	—	7	7
Transfer out (a)	—	—	—	(13)
Gross benefits paid	(297)	(284)	(54)	(54)
Plan assets at fair value, end of period	2,987	2,936	432	417

Funded Status, end of period	$(248)	$(308)	$(105)	$(106)

Amounts recognized in the Balance Sheets consist of:
Noncurrent asset	$44	$19	$9	$8
Current liability	(11)	(10)	(10)	(13)
Noncurrent liability	(281)	(317)	(104)	(101)
Net amount recognized, end of period	$(248)	$(308)	$(105)	$(106)

Amounts recognized in AOCI and regulatory assets/liabilities (pre-tax) consist of:
Prior service cost (credit)	$(11)	$(6)	$8	$9
Net actuarial (gain) loss	1,173	1,164	(86)	(90)
Total	$1,162	$1,158	$(78)	$(81)

Total accumulated benefit obligation for defined benefit pension plans	$3,105	$3,116
(a)Transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to be used to pay medical claims of active bargaining unit employees.

For PPL's pension and other postretirement benefit plans, the amounts recognized in AOCI and regulatory assets/liabilities at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
AOCI	$304	$283	$18	$16
Regulatory assets/liabilities	858	875	(96)	(97)
Total	$1,162	$1,158	$(78)	$(81)

The actuarial loss for pension plans in 2025 was primarily related to a change in the discount rate used to measure the benefit obligations of those plans. The actuarial gain for pension plans in 2024 was related to a change in the discount rate used to measure the benefit obligations of those plans.

The following tables provide information on pension plans where the projected benefit obligation (PBO) or accumulated benefit obligation (ABO) exceed the fair value of plan assets:

	PBO in excess of plan assets
	2025	2024
Projected benefit obligation	$2,704	$2,719
Fair value of plan assets	2,412	2,392

	ABO in excess of plan assets
	2025	2024
Accumulated benefit obligation	$2,600	$2,618
Fair value of plan assets	2,412	2,392

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

	2025	2024
Pension	$(62)	$(83)
Other postretirement benefits	(53)	(60)

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

	2025	2024
Pension	$46	$29
Other postretirement benefits	(46)	(44)

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

	2025	2024
Pension	$56	$46
Other postretirement benefits	(10)	(8)

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

Target allocation ranges have been developed for each portfolio based on input from external consultants with a goal of limiting funded status volatility. The EBPB monitors the investments in each portfolio and seeks to obtain a target portfolio that emphasizes reduction of risk of loss from market volatility. In pursuing that goal, the EBPB establishes revised guidelines from time to time. EBPB investment guidelines as of the end of 2025 are presented below.

The asset allocation for the trust and the target allocation by portfolio at December 31 are as follows:

	Percentage of trust assets		2025
	2025	2024	Target Asset Allocation
Growth Portfolio	55%	55%	55%
Equity securities	30%	30%
Debt securities (a)	13%	13%
Alternative investments	12%	12%
Immunizing Portfolio	43%	43%	43%
Debt securities (a)	31%	35%
Derivatives (b)	12%	8%
Liquidity Portfolio	2%	2%	2%
Total	100%	100%	100%

(a)Includes commingled debt funds, which PPL treats as debt securities for asset allocation purposes.
(b)Includes posted collateral to support derivative instruments subject to counterparty risk.

(PPL)

The fair value of net assets in the Master Trust by asset class and level within the fair value hierarchy was:

	December 31, 2025				December 31, 2024
	Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL Services Corporation Master Trust
Cash and cash equivalents	$239	$239	$—	$—	$212	$212	$—	$—
Equity securities:
U.S. Equity	69	69	—	—	63	63	—	—
U.S. Equity fund measured at NAV (a)	469	—	—	—	461	—	—	—
International equity fund measured at NAV (a)	375	—	—	—	376	—	—	—
Commingled debt measured at NAV (a)	464	—	—	—	461	—	—	—
Debt securities:
U.S. Treasury and U.S. government sponsored agency	273	273	—	—	150	149	1	—
Corporate	753	—	742	11	867	—	848	19
Other	7	—	7	—	13	—	13	—
Alternative investments:
Real estate measured at NAV (a)	71	—	—	—	72	—	—	—
Private equity measured at NAV (a)	122	—	—	—	114	—	—	—
Private credit partnerships measured at NAV (a)	20	—	—	—	16	—	—	—
Hedge funds measured at NAV (a)	179	—	—	—	181	—	—	—
Derivatives	(7)	—	(7)	—	(38)	—	(38)	—
PPL Services Corporation Master Trust assets, at fair value	3,034	$581	$742	$11	2,948	$424	$824	$19
Receivables and payables, net (b)	69				102
401(h) accounts restricted for other postretirement benefit obligations	(116)				(114)
Total PPL Services Corporation Master Trust pension assets	$2,987				$2,936

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

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2025 is as follows:

Corporate debt
Balance at beginning of period	$19
Actual return on plan assets:
Relating to assets sold during the period	(1)
Purchases, sales and settlements	(7)
Balance at end of period	$11

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2024 is as follows:

Corporate debt
Balance at beginning of period	$10
Actual return on plan assets:
Relating to assets still held at the reporting date	(2)
Relating to assets sold during the period	7
Purchases, sales and settlements	4
Balance at end of period	$19

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

Investments in commingled equity and debt funds are categorized as equity securities within the fair value hierarchy, however, the debt funds are treated as fixed income for asset allocation and target allocation purposes. Investments in commingled equity funds include funds that invest in U.S. and international equity securities. Investments in commingled debt funds include funds that invest in a diversified portfolio of emerging market debt obligations, as well as funds that invest in investment grade long-duration fixed-income securities.

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

At December 31, 2025, the Master Trust had unfunded commitments of $49 million that may be required during the lives of the real estate, private equity and private credit partnerships.

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

Plan Assets - Other Postretirement Benefit Plans

The investment strategy with respect to other postretirement benefit obligations is to fund VEBA trusts and/or 401(h) accounts with voluntary contributions and to invest in a tax efficient manner. Excluding the 401(h) accounts included in the Master Trust, other postretirement benefit plans are invested in a mix of assets for long-term growth with an objective of earning returns that provide liquidity as required for benefit payments. These plans benefit from diversification of asset types, investment fund strategies and investment fund managers and, therefore, have no significant concentration of risk. Equity securities include investments in a large-cap commingled fund and a global equity exchange-traded fund. Ownership interests in commingled funds that invest entirely in debt securities are classified as equity securities within the fair value hierarchy, but treated as debt securities for asset allocation and target allocation purposes. Ownership interests in money market funds are treated as cash and cash equivalents for asset allocation and target allocation purposes. The asset allocation for the PPL VEBA trusts and the target allocation, by asset class, at December 31 are detailed below.

	Percentage of plan assets		Target Asset Allocation
	2025	2024	2025
Asset Class
Equity securities	46%	45%	45%
Debt securities (a)	48%	49%	49%
Cash and cash equivalents (b)	6%	6%	6%
Total	100%	100%	100%

(a)Includes commingled debt funds and debt securities.
(b)Includes money market funds.

The fair value of assets in the other postretirement benefit plans by asset class and level within the fair value hierarchy was:

	December 31, 2025				December 31, 2024
	Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds	$19	$19	$—	$—	$19	$19	$—	$—
Equity securities:
Large-cap equity fund measure at NAV (a)	75	—	—	—	71	—	—	—
Commingled debt fund measured at NAV (a)	82	—	—	—	78	—	—	—
Global equity exchange-traded fund	74	74	—	—	70	70	—	—
Long-term bond exchange-traded fund	75	75	—	—	74	74	—	—
Total VEBA trust assets, at fair value	325	$168	$—	$—	312	$163	$—	$—
Receivables and payables, net (b)	(9)				(9)
401(h) account assets	116				114
Total other postretirement benefit plan assets	$432				$417

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

Expected Cash Flows - Defined Benefit Plans (PPL)

PPL does not plan to contribute to its pension plans in 2026, as PPL's defined benefit pension plans have the option to utilize available prior year credit balances to meet current and future contribution requirements.

PPL sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets. PPL expects to make approximately $11 million of benefit payments under these plans in 2026.

PPL is not required to make contributions to its other postretirement benefit plans that are funded through VEBA trusts and 401(h) accounts. However, postretirement benefits for certain non-union employees are not funded in such trusts. PPL pays for these benefits from its general assets and expects to make $10 million of postretirement benefit plan payments for these employees in 2025.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans and the following federal subsidy payments are expected to be received by PPL.

		Other Postretirement
	Pension	Benefit Payment	Expected Federal Subsidy
2026	$307	$50	$—
2027	294	49	—
2028	287	49	—
2029	279	48	—
2030	272	48	—
2031-2035	1,271	224	—

Savings Plans (All Registrants)

Substantially all employees of PPL's subsidiaries are eligible to participate in deferred savings plans (401(k)s). Employer contributions to the plans were:

	2025	2024	2023
PPL	$60	$53	$48
PPL Electric	10	9	8
LG&E	10	8	8
KU	8	6	6

11. Jointly Owned Facilities

(PPL, LG&E and KU)

At December 31, 2025 and 2024, the Balance Sheets reflect the owned interests in the generating plants listed below.

	Ownership Interest	Electric Plant	Accumulated Depreciation	Construction Work in Progress
PPL
December 31, 2025
Trimble County Unit 1	75.00%	$464	$141	$20
Trimble County Unit 2	75.00%	1,543	344	20

December 31, 2024
Trimble County Unit 1	75.00%	$462	$124	$1
Trimble County Unit 2	75.00%	1,549	323	10

LG&E
December 31, 2025
E.W. Brown Units 6-7	38.00%	$53	$31	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	52	32	—
Trimble County Unit 1	75.00%	464	141	20
Trimble County Unit 2	14.25%	474	88	9
Trimble County Units 5-6	29.00%	37	20	—
Trimble County Units 7-10	37.00%	82	44	2
Cane Run Unit 7	22.00%	137	31	2
E.W. Brown Solar Unit	39.00%	10	4	—
Solar Share	44.00%	3	1	—
Mercer Solar	37.00%	7	—	14
Mill Creek Unit 5	31.00%	1	—	219
Brown Wind	36.00%	—	—	—

December 31, 2024
E.W. Brown Units 6-7	38.00%	$53	$29	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	52	30	—
Trimble County Unit 1	75.00%	462	124	1
Trimble County Unit 2	14.25%	472	79	5
Trimble County Units 5-6	29.00%	37	19	—
Trimble County Units 7-10	37.00%	82	41	1
Cane Run Unit 7	22.00%	137	27	—
E.W. Brown Solar Unit	39.00%	10	4	—
Solar Share	44.00%	3	—	—
Mercer Solar	37.00%	10	—	1
Mill Creek Unit 5	31.00%	—	—	74
Brown Wind	36.00%	—	—	—

	Ownership Interest	Electric Plant	Accumulated Depreciation	Construction Work in Progress
KU
December 31, 2025
E.W. Brown Units 6-7	62.00%	$88	$51	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	47	28	—
Trimble County Unit 2	60.75%	1,069	256	12
Trimble County Units 5-6	71.00%	87	47	—
Trimble County Units 7-10	63.00%	136	74	3
Cane Run Unit 7	78.00%	486	109	6
E.W. Brown Solar Unit	61.00%	16	7	—
Solar Share	56.00%	4	1	—
Mercer Solar	63.00%	13	—	23
Mill Creek Unit 5	69.00%	1	—	486
Brown Wind	64.00%	1	—	—

December 31, 2024
E.W. Brown Units 6-7	62.00%	$87	$48	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	46	26	—
Trimble County Unit 2	60.75%	1,077	224	5
Trimble County Units 5-6	71.00%	87	44	—
Trimble County Units 7-10	63.00%	136	69	1
Cane Run Unit 7	78.00%	485	95	1
E.W. Brown Solar Unit	61.00%	16	6	—
Solar Share	56.00%	4	1	—
Mercer Solar	63.00%	16	—	2
Mill Creek Unit 5	69.00%	—	—	164
Brown Wind	64.00%	1	—	—

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

12. Commitments and Contingencies

Energy Purchase Commitments

(PPL, LG&E and KU)

LG&E and KU enter into purchase contracts to supply the coal and natural gas requirements for generation facilities and LG&E's retail natural gas supply operations. These contracts include the following commitments:

Contract Type	Maximum Maturity Date
Natural Gas Fuel	2027
Natural Gas Retail Supply	2026
Coal	2030
Coal Transportation and Fleeting Services	2033
Natural Gas Transportation	2055

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

	LG&E	KU	Total
2026	$19	$8	$27
2027	24	10	34
2028	24	11	35
2029	25	11	36
2030	23	10	33
Thereafter	184	83	267
Total	$299	$133	$432

LG&E and KU had total energy purchases under the OVEC PPA for the years ended December 31 as follows:

	2025	2024	2023
LG&E	$26	$21	$20
KU	11	9	9
Total	$37	$30	$29

(PPL)

RIE enters into purchase contracts to supply electricity for electricity distribution operations and for the delivery, storage and supply of natural gas for RIE's retail natural gas operations.

These contracts include the following commitments:

Contract Type	Maximum Maturity Date
Electric power	2027
Gas-related	2043

RIE's commitments under these long-term contracts subsequent to December 31, 2025 are summarized in the table below.

	Total	2026	2027-2028	2029-2030	Thereafter

Energy Purchase Obligations	$939	$268	$199	$126	$346

Long-term Contracts for Renewable Energy (PPL)

Several of the obligations included in the table above relate to certain long-term contracts for renewable energy, including:

•the Deepwater Wind PPA, a small-scale renewable energy generation project of up to eight offshore wind turbines with an aggregate nameplate capacity of up to 30 MW to benefit the Town of New Shoreham and an underwater cable to Block Island, placed into service in 2016;
•the Three-State Procurement, involving six clean energy long-term contracts pursuant to the Rhode Island Long-Term Contracting Standard (LTCS) of which approximately 36 MW is currently operational and with respect to which RIE collects 2.75% remunerations in the annual payments pursuant to the LTCS; and
•the Offshore Wind Energy Procurement, pursuant to a 20-year PPA with Deep Water Wind Rev I, LLC (Revolution Wind), with an expected nameplate capacity of 407 MW and is expected to be operational in 2026; this contract was approved without remuneration but allows RIE to seek costs incurred under the agreement.

In addition, RIE is obligated under the LTCS (as amended in 2014) to annually solicit for renewable projects until 90 MW of renewable contracting capacity has been secured. The RIPUC-approved solicitations currently in service include: (i) a 15-year PPA with Orbit Energy Rhode Island, LLC for a 3.2 MW nameplate anaerobic digester biogas project located in Johnston, Rhode Island, placed in service in 2017, (ii) a 15-year PPA with Black Bear Development Holdings, LLC for a 3.9 MW nameplate run-of-river hydroelectric plant located in Orono, Maine, placed in service in 2013, (iii) a 15-year PPA with Copenhagen Wind Farm, LLC for an 80 MW nameplate land-based wind project located in Denmark, New York, placed in service in 2018, and (iv) a 15-year PPA with Rhode Island LFG Genco, LLC for a 32.1 MW nameplate combined cycle combustion turbine generating facility fueled by a landfill gas project located in Johnston, Rhode Island, placed in service in 2013. On December 23, 2025, the RIPUC approved the RFP for soliciting renewable energy under LTCS. Under the approved schedule, the RFP will be released, and the solicitation will commence on May 13, 2026 with the deadline for the submission of bids proposals on August 12, 2026.

In addition to the LTCS, on December 19, 2025, RIE along with state agencies and utilities in Maine, Massachusetts, Connecticut and Vermont, released a multi-state RFP to identify competitive proposals for renewable energy and associated transmission infrastructure in Northern Maine under the Affordable Clean Energy Security Act (ACES), as amended in 2022. Bids are due at the end of February 2026 and the selection process will conclude in the third quarter of 2026.

As approved by the RIPUC, RIE is allowed to pass through commodity-related/purchased power costs to customers and collect remuneration equal to 2.75% for long-term contracts approved prior to January 1, 2022, pursuant to LTCS as amended in 2022, and that have achieved commercial operation. For long-term contracts approved pursuant to LTCS or ACES, both as amended, on or after January 1, 2022, RIE is entitled to financial remuneration equal to 1.0% through December 31, 2026, for those projects that are commercially operating. For long-term contracts approved pursuant to LTCS or ACES on or after January 1, 2027, RIE is not entitled to any financial remuneration, unless otherwise granted by the RIPUC. Also, the 2022 amendments to LTCS and ACES added a provision, which provides that for any calendar year in which RIE's actual return on equity exceeds the return on equity allowed by the RIPUC in the last general rate case, the RIPUC may adjust any or all remuneration to assure that such remuneration does not result in or contribute toward RIE earning above its allowed return for such calendar year.

Legal Matters

(All Registrants)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities, unless otherwise noted.

Narragansett Electric Litigation (PPL)

Energy Efficiency Programs Investigation

Narragansett Electric, while under the ownership of National Grid, performed an internal investigation into conduct associated with its energy efficiency programs. On June 27, 2022, the RIPUC opened a new docket (RIPUC Docket No. 22-05-EE) to investigate RIE's actions and the actions of employees of National Grid USA and affiliates during the time RIE was a National Grid USA affiliate being provided services by National Grid USA Service Company, Inc. relating to the manipulation of the reporting of invoices affecting the calculation of past energy efficiency shareholder incentives and the resulting impact on customers. The Rhode Island Attorney General and National Grid USA intervened in the docket and the Rhode Island Division of Public Utilities and Carriers (the Division) is an automatic party in the docket.

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

(PPL, LG&E and KU)

EPA Deregulatory Initiative

On March 12, 2025, the EPA announced a plan to reconsider 31 environmental rules including the Section 111 performance standards and emissions limits for greenhouse gases, the endangerment finding for greenhouse gases, the Good Neighbor Plan, the Mercury and Air Toxics Standards, revisions to the fine particulate matter standard, the ELGs, and the CCRs Rule. Supplementing previous Executive Orders directing various regulatory changes, on April 9, 2025, President Trump issued an Executive Order and Presidential Memorandum directing review of existing rules, repeal of unlawful rules, and initiation of a zero-based budgeting process by which certain rules would automatically expire unless extended. While the current Presidential administration may seek to implement some regulatory changes outside of the rulemaking process, changes to existing rules are generally expected to require formal rulemaking proceedings. Any final EPA actions repealing or revising current rules will likely result in legal challenges. PPL, LG&E, and KU are unable to predict future regulatory changes, if any, that may result from the EPA's deregulatory plan or the outcome of any associated legal challenges. PPL, LG&E, and KU are closely monitoring the ongoing EPA initiative and any related litigation for the impact to our business including planned capital expenditures to comply with the EPA rules.

Water/Waste

ELGs

In 2015, the EPA finalized ELGs for wastewater discharge permits for new and existing steam electricity generating facilities. These guidelines require deployment of additional control technologies providing physical, chemical and biological treatment and mandate operational changes including "zero discharge" requirements for certain wastewaters. The implementation date for individual generating stations was to be determined by the states on a case-by-case basis according to criteria provided by the EPA. In September 2017, the EPA issued a rule to postpone the compliance date for certain requirements. In October 2020, the EPA issued revisions to its best available technology standards for certain wastewaters and potential extensions to compliance dates (the Reconsideration Rule). On May 9, 2024, the EPA issued a final rule modifying the 2020 ELG revisions. The rule increases the stringency of previous control technology and zero discharge requirements, revises certain exemptions for generating units planned for retirement, and requires case-by-case limitations for legacy wastewaters based on the best professional judgment of the state regulators. Legal challenges to the final rule have been consolidated before the U.S. Court of Appeals for the Eighth Circuit. The final rule could potentially result in significant operational changes and additional controls for LG&E and KU plants, but in March 2025 the EPA announced its plan to reconsider the rule. The ELGs are expected to be implemented by the states or applicable permitting authorities in the course of their normal permitting activities. Certain costs are included in the Registrants' capital plans and expected to be recovered from customers through rate recovery mechanisms, but additional costs and recovery will depend on further regulatory developments at the state level. On December 31, 2025, the EPA issued a final rule extending the retirement exemption category application deadline an additional six years, from December 2025 to December 2031 and a five-year extension to the zero liquid discharge deadlines, from December 2029 to December 2034. The EPA announced that it will conduct a technology review of the zero liquid discharge technology in a future rulemaking.

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

LG&E and KU received KPSC approval for a compliance plan associated with the 2015 CCR Rule providing for the closure of impoundments at the Mill Creek, Trimble County, E.W. Brown, and Ghent stations, and construction of process water management facilities at those plants. In addition to the foregoing measures required for compliance with the federal CCR Rule, KU also received KPSC approval for its plans to close impoundments at the retired Green River, Pineville and Tyrone plants to comply with applicable state law. LG&E and KU have completed planned closure measures at most of the subject impoundments and have commenced post closure groundwater monitoring as required at those facilities. Associated costs are subject to rate recovery through the Companies' ECR adjustment clause.

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

At December 31, 2025 and December 31, 2024, PPL Electric had a recorded liability of $8 million and $8 million, representing its best estimate of the probable loss incurred to remediate these sites.

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

At December 31, 2025 and December 31, 2024, RIE had a recorded liability of $98 million and $98 million, representing its best estimate of the remaining costs of environmental remediation activities. These undiscounted costs are expected to be incurred over approximately 30 years and to be subject to rate recovery. However, remediation costs for each site may be materially higher than estimated, depending on changing technologies and regulatory standards, selected end uses for each site, and actual environmental conditions encountered. RIE has recovered amounts from certain insurers and potentially responsible parties, and, where appropriate, may seek additional recovery from other insurers and potentially responsible parties, but it is uncertain whether, and to what extent, such efforts will be successful.

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

Gas - Security Directives (PPL and LG&E)

In May and July of 2021, the Department of Homeland Security's (DHS) Transportation Security Administration issued two security directives applicable to certain notified owners and operators of natural gas pipeline facilities (including local distribution companies) that the Transportation Security Administration has determined to be critical. Both security directives have been updated and extended multiple times. The Transportation Security Administration has determined that LG&E is within the scope of the directives, while RIE has not been notified of this distinction. The first directive, most recently updated and now effective through January 2027, requires notified owners/operators to report specified cybersecurity incidents to the DHS, designate a cybersecurity coordinator, and perform a gap assessment of current entity cybersecurity practices against certain voluntary Transportation Security Administration security guidelines and report results and proposed mitigation to the DHS. The second security directive, updated and effective through May 2026, requires refinement of a Transportation Security Administration-approved Cybersecurity Implementation Plan (CIP) and the Cybersecurity Assessment Plan (CAP). The Transportation Security Administration has transitioned to a performance‑based regulatory model, requiring operators to meet defined cybersecurity outcomes rather than implement prescriptive controls. Key requirements now include: maintaining a Transportation Security Administration‑approved CIP; reporting significant cybersecurity incidents to the Cybersecurity and Infrastructure Security Agency (CISA) within 24 hours; completing annual CAPs with all CIP measures assessed on a three‑year cycle; conducting annual testing of at least two Cybersecurity Incident Response Plan (CIRP) objectives; meeting new 2026 vetting requirements for non‑U.S. citizen cybersecurity coordinators (who must participate in a trusted traveler program); and complying with clarified rules governing shared responsibilities when third parties support pipeline operations. LG&E does not believe these security directives or their updates have had, or are expected to have, a material impact on its operations or financial condition.

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

(All Registrants)

The table below details guarantees provided as of December 31, 2025. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The Registrants believe the probability of expected payment/performance under each of these guarantees is remote, except for the guarantee related to the payment obligations of Safari under certain sale/leaseback financing transactions and PPL's agreement to fund any increases in the fair value of those obligations, which PPL believes are reasonably possible of occurring. For reporting purposes, on a consolidated basis, the guarantees of PPL include the guarantees of its subsidiary Registrants.

	Exposure at December 31, 2025		Expiration Date
PPL
Indemnifications related to certain tax liabilities related to the sale of the U.K. utility business	£50	(a)	2028
PPL guarantees related to certain sale/leaseback financing transactions related to the sale of Safari Holdings	$71	(b)	2028
Indemnifications for losses suffered related to items not covered by Aspen Power's representation and warranty insurance associated with the sale of Safari Holdings	140	(c)	2028
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(d)

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

Separately, PPL has agreed to fund incremental payment obligations under the buy-outs resulting from increases in the fair market value of the projects from the initial fair market value determined at the time of PPL's sale of Safari Holdings to the time the buy-out options are exercised by Safari. As of December 31, 2025, PPL cannot reasonably estimate its payment obligations related to the remaining buy-out options.
(c)Aspen Power has obtained representation and warranty insurance, therefore, PPL generally has no liability for its representations and warranties under the agreement except for losses suffered related to items not covered. Expiration of these indemnifications range from 18 months to 6 years from the date of the closing of the transaction, and PPL's aggregate liability for these claims will not exceed $140 million subject to certain adjustments.
(d)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. PPL's proportionate share of OVEC's outstanding debt was $71 million at December 31, 2025, consisting of LG&E's share of $49 million and KU's share of $22 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" above for additional information on the OVEC power purchase contract.

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

PPL, on behalf of itself and certain of its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage. The coverage provides maximum aggregate coverage of $231 million for non-wildfire liability losses and maximum aggregate coverage of $181 million for wildfire liability losses. This insurance may be applicable to obligations under certain of these contractual arrangements.

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

	2025	2024	2023
PPL Electric from PPL Services	$261	$227	$222
LG&E from LKS	113	105	115
LG&E from PPL Services	135	66	42
KU from LKS	141	130	150
KU from PPL Services	131	65	48

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

Intercompany Borrowings

(PPL Electric)

CEP Reserves maintains a $800 million revolving line of credit with a PPL Electric subsidiary. At December 31, 2025, CEP Reserves had $143 million of borrowings outstanding. At December 31, 2024, CEP Reserves had $222 million borrowings outstanding. The interest rates on borrowings are equal to one-month SOFR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the Income Statements.

(LG&E and KU)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to the difference between LG&E's FERC borrowing limit and LG&E's commercial paper limit at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At December 31, 2025, LG&E's money pool unused capacity was $750 million. At December 31, 2025 LG&E had no borrowings from KU and/or LKE. At December 31, 2024, LG&E's borrowings outstanding from KU and/or LKE were $43 million.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to the difference between KU's FERC borrowing limit and KU's commercial paper limit at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At December 31, 2025, KU's money pool unused capacity was $614 million. At December 31, 2025 KU had borrowings outstanding of $36 million from LG&E and/or LKE. At December 31, 2024, KU's borrowings outstanding from LG&E and/or LKE were $73 million.

VEBA Funds Receivable

(PPL Electric)

In 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA, to be used to pay medical claims of active bargaining unit employees. In October 2024, additional excess funds were removed from the PPL Bargaining Unit Retiree Health Plan VEBA and deposited into the existing subaccount within the VEBA to be used to pay medical claims of active bargaining unit employees. Based on PPL Electric's participation in PPL's Other Postretirement Benefit plan, PPL Electric was allocated a portion of the excess funds from PPL Services. These funds have been recorded as an intercompany receivable on PPL Electric's balance sheets. The receivable balance decreases as PPL Electric pays incurred medical claims and is reimbursed by PPL Services. There was no intercompany receivable balance associated with these funds at December 31, 2025, as PPL Electric's allocation of excess funds was depleted. The intercompany receivable balance associated with these funds was $7 million at December 31, 2024, of which $4 million was reflected in "Accounts receivable from affiliates" and $3 million was reflected in "Other noncurrent assets" on PPL Electric's balance sheets.

Other (PPL Electric, LG&E and KU)

See Note 1 for discussions regarding the intercompany tax sharing agreement (for PPL Electric, LG&E and KU) and intercompany allocations of stock-based compensation expense (for PPL Electric). For PPL Electric, LG&E and KU, see Note 10 for discussions regarding intercompany allocations associated with defined benefits.

14. Other Income (Expense) - net

(PPL)

The components of "Other Income (Expense) - net" for the years ended December 31, were:

	2025	2024	2023
Defined benefit plans - non-service credits (Note 10)	$59	$42	$40
Interest income	20	33	32
AFUDC - equity component	81	47	30
Talen litigation (a)	—	(2)	(124)
Miscellaneous	(9)	(6)	(18)
Other Income (Expense) - net	$151	$114	$(40)
(a)PPL incurred legal expenses related to litigation associated with its former affiliate, Talen Montana, LLC, and certain affiliated entities (collectively, Talen), which was settled in December 2023.

(PPL Electric)

The components of "Other Income (Expense) - net" for the years ended December 31, were:

	2025	2024	2023
Defined benefit plans - non-service credits (Note 10)	$14	$17	$20
Interest income	8	8	8
AFUDC - equity component	30	23	16
Miscellaneous	(4)	(3)	(5)
Other Income (Expense) - net	$48	$45	$39

(LG&E)

The components of "Other Income (Expense) - net" for the years ended December 31, were:

	2025	2024	2023
Defined benefit plans - non-service credits (Note 10)	$3	$3	$—
AFUDC - equity component	16	8	3
Miscellaneous	5	1	—
Other Income (Expense) - net	$24	$12	$3

(KU)

The components of "Other Income (Expense) - net" for the years ended December 31, were:

	2025	2024	2023
Defined benefit plans - non-service credits (Note 10)	$7	$8	$6
AFUDC - equity component	21	9	3
Miscellaneous	1	(2)	(1)
Other Income (Expense) - net	$29	$15	$8

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	December 31, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$1,071	$1,071	$—	$—	$306	$306	$—	$—
Restricted cash and cash equivalents (a)	15	15	—	—	33	33	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	1,086	1,086	—	—	339	339	—	—
Special use funds (a):
Money market fund	1	1	—	—	1	1	—	—
Commingled debt fund measured at NAV (c)	5	—	—	—	10	—	—	—
Commingled equity fund measured at NAV (c)	5	—	—	—	8	—	—	—
Total special use funds	11	1	—	—	19	1	—	—

	December 31, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Price risk management assets (d):
Gas contracts	6	—	2	4	9	—	4	5
Total assets	$1,103	$1,087	$2	$4	$367	$340	$4	$5

Liabilities
Price risk management liabilities (d):
Interest rate derivatives	$5	$—	$5	$—	$3	$—	$3	$—
Gas contracts	10	—	6	4	13	—	10	3
Total price risk management liabilities	$15	$—	$11	$4	$16	$—	$13	$3

PPL Electric
Assets
Cash and cash equivalents	$30	$30	$—	$—	$24	$24	$—	$—
Total assets	$30	$30	$—	$—	$24	$24	$—	$—

LG&E
Assets
Cash and cash equivalents	$162	$162	$—	$—	$8	$8	$—	$—
Restricted cash and cash equivalents (a)	7	7	—	—	16	16	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	169	169	—	—	24	24	—	—
Total assets	$169	$169	$—	$—	$24	$24	$—	$—

Liabilities
Price risk management liabilities (e):
Interest rate derivatives	$5	$—	$5	$—	$3	$—	$3	$—
Total price risk management liabilities	$5	$—	$5	$—	$3	$—	$3	$—

KU
Assets
Cash and cash equivalents	$10	$10	$—	$—	$13	$13	$—	$—
Restricted cash and cash equivalents (a)	7	7	—	—	16	16	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	17	17	—	—	29	29	—	—
Total assets	$17	$17	$—	$—	$29	$29	$—	$—

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
(e)Current portion is included in "Other current liabilities" on the Balance Sheets.

A reconciliation of net assets classified as Level 3 for the year ended December 31 is as follows:

Gas Contracts
2025
Balance at beginning of period	$2
Total unrealized gains (losses) recognized as Regulatory Assets/Regulatory Liabilities	(2)
Balance at end of period	$—

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

	December 31, 2025		December 31, 2024
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$18,894	$18,488	$16,503	$15,562
PPL Electric	5,707	5,473	5,214	4,862
LG&E	2,865	2,784	2,471	2,295
KU	3,510	3,304	3,066	2,750

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
•RIE utilizes derivative instruments pursuant to its RIPUC-approved plan to manage commodity price risk associated with its natural gas purchases. RIE's commodity price risk management strategy is to reduce fluctuations in firm gas sales prices to its customers. RIE's costs associated with derivatives instruments are recoverable through its RIPUC-approved cost recovery mechanisms. RIE is also required to purchase electricity to fulfill its obligation to provide LRS. Potential commodity price risk is mitigated through its RIPUC-approved cost recovery mechanisms and full requirements service agreements to serve LRS customers, which transfer the risk to energy suppliers. Additionally, RIE is required to contract through long-term agreements for clean energy supply under the Rhode Island Renewable Energy Growth program and Long-term Clean Energy Standard. Potential commodity price risk is mitigated through its RIPUC-approved cost recovery mechanisms, which true-up cost differences between contract prices and market prices.

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

PPL, LG&E and KU had no obligation to return or post cash collateral under master netting arrangements at December 31, 2025 and 2024.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate derivatives that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. As of December 31, 2025, PPL held an aggregate notional value in interest rate derivatives of $20 million that mature on June 15, 2026.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For 2025, 2024 and 2023, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At December 31, 2025, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At December 31, 2025, LG&E held contracts with a notional amount of $64 million that mature in 2033.

Commodity Price Risk (PPL)

Economic Activity

RIE enters into derivative contracts that economically hedge natural gas purchases. Realized gains and losses from the derivatives are recoverable through regulated rates, therefore subsequent changes in fair value are included in regulatory assets or liabilities until they are realized as purchased gas. Realized gains and losses are recognized in "Energy Purchases" on the Statements of Income upon settlement of the contracts. See Note 7 for amounts recorded in regulatory assets and regulatory liabilities at December 31, 2025. At December 31, 2025, RIE held contracts with notional volumes of 48 Bcf that range in maturity from 2026 through 2029.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless the NPNS is elected. NPNS contracts include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 7 for amounts recorded in regulatory assets and regulatory liabilities at December 31, 2025 and 2024.

See Note 1 for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivatives not designated as hedging instruments recorded on the Balance Sheets:

	December 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate derivatives (b)	$—	$1	$—	$—
Gas contracts	6	5	7	10
Total current	6	6	7	10
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate derivatives (b)	—	4	—	3
Gas contracts	—	5	2	3
Total noncurrent	—	9	2	6
Total derivatives	$6	$15	$9	$16

(a)Current portion is included in "Other current assets" and "Other current liabilities" and noncurrent portion is included in "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.
(b)Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities:

Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income
2025
Cash Flow Hedges:
Interest rate derivatives	$2	Interest Expense	$(3)
Total	$2		$(3)

2024
Cash Flow Hedges:
Interest rate derivatives	$—	Interest Expense	$(3)
Total	$—		$(3)

2023
Cash Flow Hedges:
Interest rate derivatives	$—	Interest Expense	$(3)
Total	$—		$(3)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2025	2024	2023
Gas contracts	Energy Purchases	$(9)	$(40)	$(19)
	Other income (expense) - net	(1)	—	(1)
	Total	$(10)	$(40)	$(20)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	2025	2024	2023
Gas contracts	Regulatory assets - current	$3	$48	$9
	Regulatory assets - noncurrent	(2)	7	(8)
Interest rate derivatives	Regulatory assets - noncurrent	—	4	—
	Total	$1	$59	$1

The following table presents the effect of cash flow hedge activity on the Statement of Income for the year ended December 31, 2025:

Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$808
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate derivatives:
Amount of gain (loss) reclassified from AOCI to income	(3)

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

The following table presents the effect of cash flow hedge activity on the Statement of Income for the year ended December 31, 2023:

Location and Amount of Gain (Loss) Recognized in Income on Hedging Relationships
Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$666
The effects of cash flow hedges:
Gain (Loss) on cash flow hedging relationships:
Interest rate derivatives:
Amount of gain (loss) reclassified from AOCI to income	(3)

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments:

	December 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate derivatives (a)	$—	$1	$—	$—
Total current	—	1	—	—
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate derivatives	$—	$4	$—	$3
Total noncurrent	—	4	—	3
Total derivatives	$—	$5	$—	$3

(a)Current portion is included in "Other current liabilities" on the Balance Sheets.

The following table presents the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets:

Derivative Instruments	Location of Gain (Loss)	2025	2024	2023
Interest rate derivatives	Regulatory assets - noncurrent	$(2)	$4	$—

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2025
Derivatives
PPL	$6	$3	$—	$3	$10	$3	$—	$7
LG&E	—	—	—	—	5	—	—	5
December 31, 2024
Derivatives
PPL	$9	$5	$—	$4	$16	$5	$—	$11
LG&E	—	—	—	—	3	—	—	3

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

(PPL)

At December 31, 2025, derivative contracts in a net liability position that contain credit risk-related contingent features was $5 million. The aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade was $5 million.

17. Goodwill and Other Intangible Assets

Goodwill

(PPL)

Goodwill at PPL totaled $2,247 million at December 31, 2025 and 2024, consisting of $662 million for the Kentucky Regulated segment, $725 million for the Rhode Island Regulated segment and $860 million for Corporate and Other. There were no accumulated impairment losses related to goodwill.

Other Intangible Assets

(PPL)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Contracts (a)	$125	$124	$125	$116
Renewable Energy Credits	24	—	20	—
Land rights and easements	445	139	432	147
Licenses and other	2	—	2	—
Total subject to amortization	596	263	579	263

Not subject to amortization due to indefinite life:
Land rights and easements	18	—	18	—
Total not subject to amortization due to indefinite life	18	—	18	—
Total	$614	$263	$597	$263

(a)Gross carrying amount includes the fair value at the acquisition date of the OVEC power purchase contract with terms favorable to market recognized as a result of the 2010 acquisition of LKE by PPL.

Current intangible assets are included in "Other current assets" and long-term intangible assets are included in "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:
	2025	2024	2023
Intangible assets with no regulatory offset	$5	$5	$5
Intangible assets with regulatory offset	8	8	9
Total	$13	$13	$14

Amortization expense for each of the next five years is estimated to be:

	2026	2027	2028	2029	2030
Intangible assets with no regulatory offset	$5	$5	$5	$5	$5
Intangible assets with regulatory offset	1	—	—	—	—
Total	$6	$5	$5	$5	$5

(PPL Electric)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$408	$145	$396	$141
Licenses and other	2	1	2	1
Total subject to amortization	410	146	398	142

Not subject to amortization due to indefinite life:
Land rights and easements	18	—	18	—
Total	$428	$146	$416	$142

Intangible assets are shown as "Intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2025	2024	2023
Intangible assets with no regulatory offset	$4	$4	$4

Amortization expense for each of the next five years is estimated to be:

	2026	2027	2028	2029	2030
Intangible assets with no regulatory offset	$4	$4	$4	$4	$4

(LG&E)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements (a)	$8	$(2)	$7	$2
OVEC power purchase agreement (b)	86	85	86	79
Total subject to amortization	$94	$83	$93	$81

(a)    December 31, 2025 accumulated amortization includes salvage proceeds related to a land sale in excess of the related accumulated amortization.

(b)    Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 7 for additional information.

Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2025	2024	2023
Intangible assets with regulatory offset	$6	$6	$6

Amortization expense for each of the next five years is immaterial.

(KU)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements (a)	$30	$(3)	$29	$4
OVEC power purchase agreement (b)	39	38	39	36
Total subject to amortization	$69	$35	$68	$40

(a)    December 31, 2025 accumulated amortization includes salvage proceeds related to a land sale in excess of the related accumulated amortization.
(b)    Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 7 for additional information.

Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2025	2024	2023
Intangible assets with regulatory offset	$2	$2	$3

Amortization expense for each of the next five years is estimated to be immaterial.

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

(PPL, LG&E and KU)

PPL's, LG&E's and KU's ARO liabilities are primarily related to CCR closure costs. See Note 12 for information on the CCR rule. LG&E and RIE also have AROs related to natural gas mains and wells. LG&E's and KU's transmission and distribution lines largely operate under perpetual property easement agreements, which do not generally require restoration upon removal of the property. Therefore, no material AROs are recorded for transmission and distribution assets. For LG&E, KU, and RIE, all ARO accretion and depreciation expenses are reclassified as a regulatory asset or regulatory liability. ARO regulatory assets associated with certain CCR projects are amortized to expense in accordance with regulatory approvals. For other AROs, deferred accretion and depreciation expense is recovered through cost of removal.

The changes in the carrying amounts of AROs were as follows:

	PPL		LG&E		KU
	2025	2024	2025	2024	2025	2024
ARO at beginning of period	$157	$158	$84	$85	$64	$66
Accretion	8	8	4	4	4	4
Obligations incurred	—	9	—	3	—	6
Changes in estimated timing or cost	2	4	—	3	2	1
Obligations settled	(26)	(24)	(13)	(11)	(13)	(13)
Other	(1)	2	—	—	—	—
ARO at end of period	$140	$157	$75	$84	$57	$64

19. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the years ended December 31 were as follows:

	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
		Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
December 31, 2022	$3	$2	$(5)	$(124)	$(124)
Amounts arising during the year	—	1	—	(41)	(40)
Reclassifications from AOCI	3	—	1	(3)	1
Net OCI during the year	3	1	1	(44)	(39)
December 31, 2023	$6	$3	$(4)	$(168)	$(163)

Amounts arising during the year	—	1	—	(22)	(21)
Reclassifications from AOCI	3	—	1	(4)	—
Net OCI during the year	3	1	1	(26)	(21)
December 31, 2024	$9	$4	$(3)	$(194)	$(184)

Amounts arising during the year	1	(1)	—	(20)	(20)
Reclassifications from AOCI	2	—	1	(1)	2
Net OCI during the year	3	(1)	1	(21)	(18)
December 31, 2025	$12	$3	$(2)	$(215)	$(202)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the years ended December 31, 2025, 2024 and 2023. The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income; rather, they are included in the computation of net periodic defined benefit costs (credits) and subject to capitalization. See Note 10 for additional information.

	PPL
Details about AOCI	2025	2024	2023	Affected Line Item on the Statements of Income
Qualifying derivatives
Interest rate derivatives	$(3)	$(3)	$(3)	Interest Expense
Total Pre-tax	(3)	(3)	(3)
Income Taxes	1	—	—
Total After-tax	(2)	(3)	(3)

Defined benefit plans
Prior service costs	(1)	(1)	(2)
Net actuarial loss	2	4	3
Total Pre-tax	1	3	1
Income Taxes	(1)	—	1
Total After-tax	—	3	2
Total reclassifications during the year	$(2)	$—	$(1)

20. New Accounting Guidance Pending Adoption

(All Registrants)

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued guidance which requires public business entities to provide in the notes to financial statements specified information about certain costs and expenses. This includes the disclosure of amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities included in each relevant income statement expense caption. A relevant expense caption is an expense caption included on the face of the income statement within continuing operations that contains any of the specified expense categories (a)-(e). A qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated must also be disclosed. Additionally, public business entities must disclose the total amount of selling expenses and, in annual reporting periods, the entity's definition of selling expenses.

For public business entities, this guidance will be applied on a prospective basis. Retrospective application is permitted. This guidance will be effective for annual periods beginning after December 15, 2026, and interim periods reporting periods beginning after December 15, 2027. Early adoption is permitted.

Adoption of this guidance will result in additional disclosures. The Registrants plan to adopt the standard retrospectively effective for the year ending December 31, 2027.

Accounting for Internal-Use Software

In September 2025, the FASB issued guidance to clarify and modernize the accounting for costs related to internal-use software. This includes 1) eliminating the traditional stage-based model and requiring entities to start capitalizing software costs when (a) management has authorized/committed to funding the software project and (b) it is probable that the project will be completed and the software will be used to perform the function intended ("probable-to-complete recognition threshold"), 2) requiring entities to consider whether there is significant uncertainty associated with the development activities of the software when evaluating the probable-to-complete recognition threshold, and 3) clarifying disclosure requirements.

This guidance can be applied on either a prospective, modified, or retrospective basis and will be effective for annual periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted.

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

PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of December 31, 2025, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this annual report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officers and principal financial officers, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework" (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

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

Under the supervision and with the participation of our management, including the principal executive officers and principal financial officers of the companies listed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework" (2013), management of these companies concluded that our internal control over financial reporting was effective as of December 31, 2025. This annual report does not include an attestation report of Deloitte & Touche LLP, the companies' independent registered public accounting firm regarding internal control over financial reporting for these non-accelerated filer companies. The effectiveness of internal control over financial reporting for the aforementioned companies was not subject to attestation by the companies' registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit these companies to provide only management's report in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and the Board of Directors of PPL Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PPL Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 20, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 20, 2026

ITEM 9B. OTHER INFORMATION

PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

(a) None.

(b) Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, none of our directors or executive officers adopted, terminated or modified any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PPL Corporation

Additional information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement in the sections entitled: "Proposal 1: Election of Directors," "Governance of the Company – Board of Directors," "Governance of the Company – Board Committees," "Delinquent Section 16(a) Reports," and "Governance Policies Underpinning Our Compensation Framework – Insider Trading Policy." The proxy statement will be filed within 120 days after December 31, 2025; accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

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

Listed below are the executive officers at December 31, 2025.

PPL Corporation

Name	Age	Positions Held During the Past Five Years	Dates
Vincent Sorgi	54	President and Chief Executive Officer	June 2020 - Present

Joseph P. Bergstein, Jr.	55	Executive Vice President and Chief Financial Officer	April 2021 - Present
		Senior Vice President and Chief Financial Officer	July 2019 - April 2021

Wendy E. Stark	53	Executive Vice President-Utilities and Chief Legal Officer	November 2024 - Present
		Executive Vice President-Utilities, Chief Legal Officer and Corporate Secretary	March 2024 - November 2024
		Executive Vice President, Chief Legal Officer and Corporate Secretary	January 2023 - March 2024
		Senior Vice President, General Counsel, Corporate Secretary and Chief Legal Officer	January 2022 - December 2022
		Senior Vice President, General Counsel and Corporate Secretary	April 2021 - December 2021
		Senior Vice President, Legal and Regulatory Strategy and General Counsel (led the legal and regulatory affairs departments, overseeing all legal matters and regulatory strategy for several electric and gas utilities in multiple jurisdictions) at Pepco Holdings, LLC (a subsidiary of Exelon)	December 2018 - April 2021

Angela K. Gosman	57	Executive Vice President and Chief Human Resources Officer	January 2023 - Present
		Senior Vice President and Chief Human Resources Officer	January 2022 - December 2022
		Vice President and Chief Human Resources Officer-PPL Services	August 2021 - December 2021
		Vice President - Human Resources-PPL EU Services	May 2020 - July 2021

Dean A. Del Vecchio	59	Executive Vice President and Chief Technology & Innovation Officer	February 2024 - Present
Executive Vice President, Chief Information and Operations Officer (with responsibility for implementing a strategic technology vision, leading enterprise customer service and operations, shared services organization in India, real estate and facilities, physical security, office services,
		source-to-pay process for procurement efficiency, and enterprise imaging) at The Guardian Life Insurance Company of America	August 2013 - February 2024

Name	Age	Positions Held During the Past Five Years	Dates
Lonnie E. Bellar	61	Executive Vice President-Engineering, Construction and Generation	March 2025 - Present
		Senior Vice President-Engineering & Construction- PPL Services	March 2024 – March 2025
		Chief Operating Officer-LKE	March 2018 - March 2024

David J. Bonenberger	64	Executive Vice President and Chief Operating Officer-Utilities	March 2025 - Present
		Senior Vice President and Chief Operating Officer-Utilities-PPL Services	March 2024 - March 2025
		President-RIE	May 2022 - March 2024
		Vice President-Operations Integration-PPL Services	April 2021 - present
		Vice President-Transmission and Substations-PPL Electric	January 2018 - April 2021
		Vice President-Distribution Operations-PPL Electric	December 2017 - July 2021

J. Gregory Cornett (a)	55	President-RIE	March 2024 - Present
		Vice President and Deputy General Counsel-Litigation-PPL Services	December 2021 - March 2024
		Associate General Counsel and Director of Legal Services-PPL Services	May 2018 - December 2021

John R. Crockett III (a)	61	President-LKE	October 2021 - Present
		General Counsel, Chief Compliance Officer and Corporate Secretary - LKE	January 2018 - September 2021

Christine M. Martin (a)	53	President-PPL Electric	September 2023 - Present
		Senior Vice President-Public Affairs and Chief Sustainability Officer-PPL Services	January 2023 - August 2023
		Vice President-Public Affairs and Chief Sustainability Officer-PPL Services	April 2022 - January 2023
		Vice President-Public Affairs and Sustainability-PPL Services	August 2018 - April 2022

Tadd J. Henninger	50	Senior Vice President-Finance and Treasurer	January 2023 - Present
		Vice President-Finance and Treasurer	July 2019 - January 2023

Marlene C. Beers	54	Vice President and Controller	March 2019 - Present

(a)Designated an executive officer of PPL by virtue of their respective positions at a PPL subsidiary.

ITEM 11. EXECUTIVE COMPENSATION
PPL Corporation

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement in the sections entitled: "Governance of the Company – Compensation of Directors," "Executive Compensation – People and Compensation Committee Report" "Executive Compensation – Compensation Discussion and Analysis," "Executive Compensation - Executive Compensation Tables," and "Executive Compensation – CEO Pay Ratio." The proxy statement will be filed within 120 days after December 31, 2025; accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 11 is omitted as PPL Electric, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

PPL Corporation

Additional information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement in the section entitled: "Stock Ownership." The proxy statement will be filed within 120 days after December 31, 2025; accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K. In addition, provided below in tabular format is information as of December 31, 2025, with respect to compensation plans (including individual compensation arrangements) under which equity securities of PPL are authorized for issuance.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (3) (4)

Equity compensation			1,010,182	– DDCP
plans approved by			5,556,839	– SIP
security holders (1)			559,780	– ICPKE
			7,126,801	– Total

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
(3)As of December 31, 2025, there were 4,189,745 stock awards outstanding under the plans. The following stock awards are outstanding under the SIP, ICPKE and DDCP: 1,354,533 restricted stock units, 983,384 TSR performance awards, 510,343 EG performance awards and 510,343 LTS performance awards under the SIP; 768 restricted stock units under the ICPKE; and 830,374 stock units under the DDCP.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PPL Corporation

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement in the sections entitled: "Governance of the Company – Board of Directors" and "Transactions with Related Persons." The proxy statement will be filed within 120 days after December 31, 2025; accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 13 is omitted as PPL Electric, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PPL Corporation

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement in the section entitled: "Proposal 3: Ratification of the Appointment of Independent Registered Public Accounting Firm -- Fees to Independent Auditor for 2025 and 2024." The proxy statement will be filed within 120 days after December 31, 2025; accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

PPL Electric Utilities Corporation

For the fiscal years ended 2025 and 2024, Deloitte & Touche LLP (Deloitte) served as PPL Electric's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to PPL Electric, for professional services rendered for the audits of PPL Electric's annual financial statements and for fees billed for other services rendered by Deloitte.

	2025	2024
	(in thousands)
Audit fees (a)	$1,412	$1,302
Audit-related fees (b)	21	21

(a)Includes estimated fees for audit of annual financial statements and review of financial statements included in PPL Electric's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.
(b)Fees for agreed-upon procedures related to annual EPA filings.

Louisville Gas and Electric Company

For the fiscal years ended 2025 and 2024, Deloitte served as LG&E's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to LG&E, for professional services rendered for the audits of LG&E's annual financial statements and for fees billed for other services rendered by Deloitte.

	2025	2024
	(in thousands)
Audit fees (a)	$943	$903

(a)Includes estimated fees for audit of annual financial statements and review of financial statements included in LG&E's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

Kentucky Utilities Company

For the fiscal years ended 2025 and 2024, Deloitte served as KU's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to KU, for professional services rendered for the audits of KU's annual financial statements and for fees billed for other services rendered by Deloitte.

	2025	2024
	(in thousands)
Audit fees (a)	$1,181	$1,053

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

The Audit Committee of PPL approved 100% of the 2025 and 2024 services provided by Deloitte.

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

3.Exhibits

See Exhibit Index immediately following "Shareowner and Investor Information."

SHAREOWNER AND INVESTOR INFORMATION

Annual Meeting: The 2026 annual meeting of shareowners of PPL will be held on Wednesday, May 13, 2026 in a virtual meeting format.

Proxy Statement Material: A proxy statement and notice of PPL's annual meeting will be provided to all shareowners who are holders of record as of March 4, 2026. The latest proxy statement can be accessed at www.pplweb.com/PPLCorpProxy.

PPL Annual Report: The report will be published in the beginning of April and will be provided to all shareowners who are holders of record as of March 4, 2026. The latest annual report can be accessed at www.pplweb.com/PPLCorpProxy.

Dividends: Subject to the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee, dividends are paid on the first business day of April, July, October and January. The 2026 record dates for dividends are expected to be March 10, June 10, September 10 and December 10.

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

1(a)	-	Securities Purchase and Registration Rights Agreement, dated March 5, 2014, among PPL Capital Funding, Inc., PPL Corporation, and the several purchasers named in Schedule B thereto (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

2(a)	-	Separation Agreement among PPL Corporation, Talen Energy Holdings, Inc., Talen Energy Corporation, PPL Energy Supply, LLC, Raven Power Holdings LLC, C/R Energy Jade, LLC and Sapphire Power Holdings LLC., dated as of June 9, 2014 (Exhibit 2.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

2(b)	-	Transaction Agreement among PPL Corporation, Talen Energy Holdings, Inc., Talen Energy Corporation, PPL Energy Supply, LLC, Talen Energy Merger Sub, Inc., C/R Energy Jade, LLC, Sapphire Power Holdings LLC. and Raven Power Holdings LLC, dated as of June 9, 2014 (Exhibit 2.2 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

2(c)	-	Share Purchase Agreement, dated as of March 17, 2021, by and among PPL WPD Limited, National Grid Holdings One plc and National Grid plc. (Exhibit 2.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 18, 2021)

2(d)-1	-	Share Purchase Agreement, dated as of March 17, 2021, by and among PPL Energy Holdings, LLC, PPL Corporation (solely as guarantor), and National Grid USA (Exhibit 2.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 18, 2021)

2(d)-2	-	Assignment and Assumption Agreement, dated as of May 3, 2021, by and among PPL Energy Holdings, LLC, PPL Corporation, National Grid USA and PPL Rhode Island Holdings, LLC (Exhibit 2(b)-2 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2021)

2(e)	-	Tax Deed, dated as of June 9, 2021, by and among PPL WPD Limited, National Grid Holdings One plc (Exhibit 2.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2021)

3(a)	-	Amended and Restated Articles of Incorporation of PPL Corporation, effective as of May 25, 2016 (Exhibit 3(i) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 26, 2016)

3(a)-1	-	Certificate of Change: an amendment, effective as of July 31, 2024, to the Amended and Restated Articles of Incorporation of PPL Corporation, effective as of May 25, 2016 (Exhibit 3(a).1 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2024)

3(b)	-	Bylaws of PPL Corporation, effective as of December 16, 2022 (Exhibit 3(ii) to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 19, 2022)

3(c)	-	Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation, effective as of October 31, 2013 (Exhibit 3(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2013)

3(c)-1	-	Certificate of Change: an amendment, effective as of July 31, 2024, to the Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation, effective as of October 31, 2013 (Exhibit 3(b).1 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2024)

3(d)	-	Bylaws of PPL Electric Utilities Corporation, effective as of October 27, 2015 (Exhibit 3(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2015)

3(g)-1	-	Amended and Restated Articles of Incorporation of Louisville Gas and Electric Company, effective as of November 6, 1996 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(g)-2	-	Articles of Amendment to Articles of Incorporation of Louisville Gas and Electric Company, effective as of April 6, 2004 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(g)-3	-	Statement of Change of Principal Office Address: an amendment, dated March 28, 2025, to the Amended and Restated Articles of Incorporation of Louisville Gas and Electric Company, effective November 6, 1996, as amended, effective April 6, 2004 (Exhibit 3(g)-3 to PPL Corporation Form 10-Q Report (File No11459) for the quarter ended March 31, 2025)

3(h)	-	Bylaws of Louisville Gas and Electric Company, effective as of December 16, 2003 (Exhibit 3(c) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(i)-1	-	Amended and Restated Articles of Incorporation of Kentucky Utilities Company, effective as of December 14, 1993 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173675))

3(i)-2	-	Articles of Amendment to Articles of Incorporation of Kentucky Utilities Company, effective as of April 8, 2004 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173675))

3(j)	-	Bylaws of Kentucky Utilities Company, effective as of December 16, 2003 (Exhibit 3(c) to Registration Statement filed on Form S-4 (File No. 333-173675))

4(a)-1	-	Amended and Restated Employee Stock Ownership Plan, dated December 1, 2016 (Exhibit 4(a) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2016)

4(a)-2	-	Amendment No. 1 to PPL Employee Stock Ownership Plan, dated October 2, 2017 (Exhibit 4(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2017)

4(a)-3	-	Amendment No. 2 to PPL Employee Stock Ownership Plan, dated December 1, 2018 (Exhibit 4(a)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

4(a)-4	-	Amendment No. 3 to PPL Employee Stock Ownership Plan, dated January 1, 2019 (Exhibit 4(a)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2018)

4(b)-1	-	Indenture, dated as of November 1, 1997, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 12, 1997)

4(b)-2	-	Supplemental Indenture No. 12, dated as of May 24, 2013, to said Indenture (Exhibit 4.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(b)-3	-	Supplemental Indenture No. 13, dated as of March 10, 2014, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

4(b)-4	-	Supplemental Indenture No. 14, dated as of March 10, 2014, to said Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

4(b)-5	-	Supplemental Indenture No. 15, dated as of May 17, 2016, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 17, 2016)

4(b)-6	-	Supplemental Indenture No. 16, dated as of September 8, 2017, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 6, 2017)

4(b)-7	-	Supplemental Indenture No. 17, dated as of April 1, 2020, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 3, 2020)

4(b)-8	-	Supplemental Indenture No. 18, dated as of August 9, 2024, to said Indenture (Exhibit 4(b) to PPL Corporation 8-K Report (File No. 1-11459) dated August 9, 2024)

4(c)-1	-	Indenture, dated as of August 1, 2001, by PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(c)-2	-	Supplemental Indenture No. 7, dated as of August 1, 2007, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 14, 2007)

4(c)-3	-	Supplemental Indenture No. 9, dated as of October 1, 2008, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(c)-4	-	Supplemental Indenture No. 10, dated as of May 1, 2009, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 22, 2009)

4(c)-5	-	Supplemental Indenture No. 11, dated as of July 1, 2011, to said Indenture (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 13, 2011)

4(c)-6	-	Supplemental Indenture No. 12, dated as of July 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 18, 2011)

4(c)-7	-	Supplemental Indenture No. 13, dated as of August 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 23, 2011)

4(c)-8	-	Supplemental Indenture No. 14, dated as of August 1, 2012, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 24, 2012)

4(c)-9	-	Supplemental Indenture No. 15, dated as of July 1, 2013, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 11, 2013)

4(c)-10	-	Supplemental Indenture No. 16, dated as of June 1, 2014, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated June 5, 2014)

4(c)-11	-	Supplemental Indenture No. 17, dated as of October 1, 2015, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 1, 2015)

4(c)-12	-	Supplemental Indenture No. 18, dated as of March 1, 2016, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)

4(c)-13	-	Supplemental Indenture No. 19, dated as of May 1, 2017, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 11, 2017)

4(c)-14	-	Supplemental Indenture No. 20, dated as of June 1, 2018, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2018)

4(c)-15	-	Supplemental Indenture No. 21, dated as of September 1, 2019, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 6, 2019)

4(c)-16	-	Supplemental Indenture No. 23, dated as of June 15, 2020, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 24, 2021)

4(c)-17	-	Supplemental Indenture No. 24, dated as of March 1, 2023, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 2, 2023)

4(c)-18	-	Supplemental Indenture No. 25, dated as of January 1, 2024, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 5, 2024)

4(c)-19		Supplemental Indenture No. 26, dated as of August 1, 2025 to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated August 6, 2025)

4(c)-20		Supplemental Indenture No. 27, dated as of September 15, 2025 to said Indenture (Exhibit 4(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2025)

4(d)-1	-	Pollution Control Facilities Loan Agreement, dated as of October 1, 2008, between Pennsylvania Economic Development Financing Authority and PPL Electric Utilities Corporation (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(d)-2	-	Pollution Control Facilities Loan Agreement, dated as of March 1, 2016, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)

4(d)-3	-	Pollution Control Facilities Loan Agreement, dated as of March 1, 2016, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)

4(e)-1	-	Subordinated Indenture, dated as of March 1, 2007, between PPL Capital Funding, Inc., PPL Corporation and The Bank of New York, as Trustee (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

4(e)-2	-	Supplemental Indenture No. 1, dated as of March 1, 2007, to said Subordinated Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

4(e)-3	-	Supplemental Indenture No. 4, dated as of March 15, 2013, to said Subordinated Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 15, 2013)

4(f)-1	-	Indenture, dated as of October 1, 2010, between Kentucky Utilities Company and The Bank of New York Mellon, as Trustee (Exhibit 4(q)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(f)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture (Exhibit 4(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(f)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture (Exhibit 4(q)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(f)-4	-	Supplemental Indenture No. 3, dated as of November 1, 2013, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

4(f)-5	-	Supplemental Indenture No. 4, dated as of September 1, 2015, to said Indenture (Exhibit 4(b) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated September 28, 2015)

4(f)-6	-	Supplemental Indenture No. 5, dated as of August 1, 2016, to said Indenture (Exhibit 4(b) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated August 26, 2016)

4(f)-7	-	Supplemental Indenture No. 6, dated as of August 1, 2018, to said Indenture (Exhibit 4(a) to PPL Corporation 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

4(f)-8	-	Supplemental Indenture No. 7, dated as of March 1, 2019, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 1, 2019)

4(f)-9	-	Supplemental Indenture No. 8, dated as of May 15, 2020, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 3, 2020)

4(f)-10	-	Supplemental Indenture No. 9, dated as of March 1, 2023, to said Indenture (Exhibit 4(c) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2023)

4(f)-11	-	Supplemental Indenture No. 10, dated as of November 1, 2023, to said Indenture (Exhibit 4(e) to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 6, 2023)

4(f)-12		Supplemental Indenture No. 11 dated as of August 1, 2025, to said Indenture (Exhibit 4(c) to PPL Corporation Form 8-K Report (File No. 1-11459) dated August 13, 2025)

4(g)-1	-	Indenture, dated as of October 1, 2010, between Louisville Gas and Electric Company and The Bank of New York Mellon, as Trustee (Exhibit 4(r)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(g)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture (Exhibit 4(r)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(g)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture (Exhibit 4(r)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(g)-4	-	Supplemental Indenture No. 3, dated as of November 1, 2013, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

4(g)-5	-	Supplemental Indenture No. 4, dated as of September 1, 2015, to said Indenture (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated September 28, 2015)

4(g)-6	-	Supplemental Indenture No. 5, dated as of September 1, 2016, to said Indenture (Exhibit 4(b) to Louisville Gas and Electric Company Form 8-K (File No. 1-2893) dated September 15, 2016)

4(g)-7	-	Supplemental Indenture No. 6, dated as of May 15, 2017, to said Indenture (Exhibit 4(b) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated June 1, 2017)

4(g)-8	-	Supplemental Indenture No. 7, dated as of March 1, 2019, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 1, 2019)

4(g)-9	-	Supplemental Indenture No. 8, dated as of March 1, 2023, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2023)

4(g)-10	-	Supplemental Indenture No. 9, dated as of November 1, 2023, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 6, 2023)

4(g)-11		Supplemental Indenture No. 10, dated as of August 1, 2025, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated August 13, 2025)

4(h)-1	-	2002 Series A Carroll County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(w)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(h)-2	-	Amendment No. 1 dated as of September 1, 2010 to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(w)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(i)-1	-	2002 Series B Carroll County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(x)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(i)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(x)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(j)-1	-	2004 Series A Carroll County Loan Agreement, dated October 1, 2004 and amended and restated as of September 1, 2008, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(z)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(j)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(z)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(k)-1	-	2006 Series B Carroll County Loan Agreement, dated October 1, 2006 and amended and restated September 1, 2008, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(aa)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(k)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(aa)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(l)-1	-	2008 Series A Carroll County Loan Agreement, dated August 1, 2008 by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(cc)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(l)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(cc)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(m)	-	2016 Series A Carroll County Loan Agreement dated as of August 1, 2016 between Kentucky Utilities Company and the County of Carroll, Kentucky (Exhibit 4(a) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated August 26, 2016)

4(n)-1	-	2002 Series A Mercer County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(n)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(ee)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(o)-1	-	2002 Series A Muhlenberg County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Muhlenberg, Kentucky (Exhibit 4(ff)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(o)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Muhlenberg, Kentucky (Exhibit 4(ff)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(p)	-	2018 Series A Carroll County Loan Agreement, dated as of August 1, 2018, by and between Kentucky Utilities Company and County of Carroll, Kentucky (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

4(q)	-	2023 Series A Trimble County Loan Agreement, dated November 1, 2023 by and between Kentucky Utilities Company and County of Trimble, Kentucky (Exhibit 4(d) to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 6, 2023)

4(r)-1	-	2001 Series A Jefferson County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(jj)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(r)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(jj)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(s)-1	-	2001 Series B Jefferson County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(kk)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(s)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(kk)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(t)-1	-	2003 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated October 1, 2003, by and between Louisville Gas and Electric Company and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(ll)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(t)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(ll)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(u)-1	-	2005 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated February 1, 2005 and amended and restated as of September 1, 2008, by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(mm)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(u)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(mm)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(v)-1	-	2007 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated as of March 1, 2007 and amended and restated as of September 1, 2008, by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(nn)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(v)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(nn)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(w)	-	2007 Series B Louisville/Jefferson County Metro Government Amended and Restated Loan Agreement, dated November 1, 2010, by and between Louisville Gas and Electric Company and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(oo) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(x)-1	-	2001 Series A Trimble County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(qq)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(x)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(qq)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(y)	-	2017 Series A Trimble County Loan Agreement, dated as of June 1, 2017, by and between Louisville Gas and Electric Company and County of Trimble, Kentucky (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated June 1, 2017)

4(z)-1	-	2001 Series B Trimble County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(rr)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(z)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(rr)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(aa)	-	2016 Series A Trimble County Loan Agreement dated as of September 1, 2016 by and between Louisville Gas and Electric Company and County of Trimble, Kentucky (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K (File No. 1-2893) dated September 15, 2016)

4(bb)	-	2023 Series A Trimble County Loan Agreement dated as of November 1, 2023 by and between Louisville Gas and Electric Company and County of Trimble, Kentucky (Exhibit 4(a) to PPL Corporation Form 8-K (File No. 1-11459) dated December 6, 2023)

4(cc)	-	Description of PPL Corporation's common stock, par value $0.01 per share, as revised in February 2023 (Exhibit 4(bb) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2022)

4(dd)	-	Description of PPL Capital Funding, Inc.'s Junior Subordinated Notes 2007 Series A due 2067, as guaranteed by PPL Corporation (Exhibit 4(rr) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2019)

4(ee)	-	Description of PPL Electric Utilities Corporation's common stock, no par value per share (Exhibit 4(tt) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2019)

4(ff)-1	-	Indenture, dated as of March 22, 2010, by The Narragansett Electric Company and The Bank of New York Mellon as Trustee (Exhibit 4(a)-1 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(ff)-2	-	First Supplemental Indenture, dated as of March 22, 2010, to said Indenture (Exhibit 4(a)-2 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(ff)-3	-	Second Supplemental Indenture, dated as of March 22, 2010, to said Indenture (Exhibit 4(a)-3 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(ff)-4	-	Third Supplemental Indenture, dated as of December 10, 2012, to said Indenture (Exhibit 4(a)-4 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(ff)-5	-	Fourth Supplemental Indenture, dated as of July 27, 2018, to said Indenture (Exhibit 4(a)-5 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(ff)-6	-	Fifth Supplemental Indenture, dated as of April 9, 2020, to said Indenture (Exhibit 4(a)-6 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

4(ff)-7	-	Sixth Supplemental Indenture, dated as of March 25, 2024, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 25, 2024)

4(gg)	-	Indenture, dated as of February 24, 2023, by PPL Capital Funding, Inc., as Issuer, PPL Corporation, as Guarantor, and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 24, 2023)

4(hh)		Indenture, dated as of November 24, 2025, by PPL Capital Funding, Inc., as Issuer, PPL Corporation, as Guarantor, and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to PPL Corporation Form 8-KÐeport (File No. 1-11459) dated November 19, 2025)

10(a)	-	Employee Matters Agreement, among PPL Corporation, Talen Energy Corporation, C/R Energy Jade, LLC, Sapphire Power Holdings LLC. and Raven Power Holdings LLC, dated as of June 9, 2014 (Exhibit 10.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

10(b)	-	Amendment No. 4 to Amended and Restated Revolving Credit Agreement, dated as of January 29, 2026, amending the Amended and Restated Revolving Credit Agreement, dated as of December 6, 2021, among PPL Capital Funding, Inc., as Borrower, The Narragansett Electric Company, as Designated Borrower, PPL Corporation, as Guarantor, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 30, 2026)

10(c)	-	Amendment No. 4 to Amended and Restated Revolving Credit Agreement, dated as of January 29, 2026, amending the Amended and Restated Revolving Credit Agreement, dated as of December 6, 2021, among PPL Electric Utilities Corporation, as Borrower, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 30, 2026)

10(d)	-	Amendment No. 4 to Amended and Restated Revolving Credit Agreement, dated as of January 29, 2026, amending the Amended and Restated Revolving Credit Agreement, dated as of December 6, 2021, among Louisville Gas and Electric Company, as Borrower, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 30, 2026)

10(e)	-	Amendment No. 4 to Amended and Restated Revolving Credit Agreement, dated as of January 29, 2026, amending the Amended and Restated Revolving Credit Agreement, dated as of December 6, 2021, among Kentucky Utilities Company, as Borrower, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 30, 2026)

10(f)	-	Transition Services Agreement, dated as of May 25, 2022, by and among National Grid USA Service Company, Inc., National Grid USA (solely with respect to Section 4.6) and The Narragansett Electric Company (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 25, 2022)

10(g)	-	$250,000,000 Term Loan Credit Agreement dated as of September 16, 2022 among PPL Electric Utilities Corporation, as Borrower, the Lenders party thereto and U.S. Bank National Association, as Administrative Agent (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 19, 2022)

[_]10(h)-1	-	Amended and Restated Directors Deferred Compensation Plan, dated June 12, 2000 (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2000)

[_]10(h)-2	-	Amendment No. 1 to said Directors Deferred Compensation Plan, dated December 18, 2002 (Exhibit 10(m)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(h)-3	-	Amendment No. 2 to said Directors Deferred Compensation Plan, dated December 4, 2003 (Exhibit 10(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(h)-4	-	Amendment No. 3 to said Directors Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(h)-5	-	Amendment No. 4 to said Directors Deferred Compensation Plan, dated as of May 1, 2008 (Exhibit 10(x)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(h)-6	-	Amendment No. 5 to said Directors Deferred Compensation Plan, dated May 28, 2010 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2010)

[_]10(h)-7	-	Amendment No. 6 to said Directors Deferred Compensation Plan, dated as of April 15, 2015 (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2015)

[_]10(i)-1	-	PPL Corporation Directors Deferred Compensation Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(i)-2	-	PPL Officers Deferred Compensation Plan, PPL Supplemental Executive Retirement Plan and PPL Supplemental Compensation Pension Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(i)-3	-	PPL Revocable Employee Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(i)-4	-	PPL Employee Change in Control Agreements Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(i)-5	-	PPL Revocable Director Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(e) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

*[_]10(j)	-	Amended and Restated PPL Executive Deferred Compensation Plan, effective as of January 1, 2025

[_]10(k)-1	-	Amended and Restated Supplemental Executive Retirement Plan, dated December 8, 2003 (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(k)-2	-	Amendment No. 1 to said Supplemental Executive Retirement Plan, dated December 16, 2004 (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 17, 2004)

[_]10(k)-3	-	Amendment No. 2 to said Supplemental Executive Retirement Plan, dated as of January 1, 2005 (Exhibit 10(ff)-3 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(k)-4	-	Amendment No. 3 to said Supplemental Executive Retirement Plan, dated as of January 22, 2007 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(k)-5	-	Amendment No. 4 to said Supplemental Executive Retirement Plan, dated as of December 9, 2008 (Exhibit 10(aa)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(k)-6	-	Amendment No. 5 to said Supplemental Executive Retirement Plan, dated as of February 15, 2012 (Exhibit 10(gg)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(k)-7	-	Amendment No. 6 to the Amended and Restated Supplemental Executive Retirement Plan, dated March 23, 2018 (Exhibit 10(g) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

[_]10(l)-1	-	Amended and Restated Incentive Compensation Plan, effective January 1, 2003 (Exhibit 10(p) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(l)-2	-	Amendment No. 1 to said Incentive Compensation Plan, dated as of January 1, 2005 (Exhibit 10(gg)-2 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(l)-3	-	Amendment No. 2 to said Incentive Compensation Plan, dated as of January 26, 2007 (Exhibit 10(dd)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(l)-4	-	Amendment No. 3 to said Incentive Compensation Plan, dated as of March 21, 2007 (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(l)-5	-	Amendment No. 4 to said Incentive Compensation Plan, effective December 1, 2007 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2008)

[_]10(l)-6	-	Amendment No. 5 to said Incentive Compensation Plan, dated as of December 16, 2008 (Exhibit 10(bb)-6 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2008)

[_]10(l)-7	-	Form of Stock Option Agreement for stock option awards under the Incentive Compensation Plan (Exhibit 10(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(l)-8	-	Form of Performance Unit Agreement for performance unit awards under the Incentive Compensation Plan (Exhibit 10(ss) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2007)

[_]10(m)	-	Amended and Restated Incentive Compensation Plan for Key Employees, effective October 25, 2018 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

[_]10(n)	-	Short-term Incentive Plan (Annex B to Proxy Statement of PPL Corporation, dated April 12, 2016)

[_]10(o)	-	Form of Change in Control Severance Protection Agreement entered into between PPL Corporation and Lonnie E. Bellar, Joseph P. Bergstein, Jr., David J. Bonenberger, John Gregory Cornett, John R. Crockett III, Dean A. Del Vecchio, Angela K. Gosman, Christine M. Martin, Stephanie R. Raymond, Vincent Sorgi, Francis X. Sullivan, and Wendy E. Stark

[_]10(p)-1	-	PPL Corporation Amended and Restated 2012 Stock Incentive Plan, effective October 25, 2018 (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

[_]10(p)-2	-	Form of Performance Unit Agreement for performance unit awards under the Stock Incentive Plan (Exhibit 10(tt)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(p)-3	-	Form of Performance Contingent Restricted Stock Unit Agreement for restricted stock unit awards under the Stock Incentive Plan (Exhibit 10(tt)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(p)-4	-	Form of Nonqualified Stock Option Agreement for stock option awards under the Stock Incentive Plan (Exhibit 10(tt)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(p)-5	-	Form of Return on Equity Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan (Exhibit 10(dd)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2017)

[_]10(p)-6	-	Form of Restricted Stock Unit Agreement under the Amended and Restated 2012 Stock Incentive Plan, as approved on January 20, 2023 (Exhibit [_]10(v)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2022)

[_]10(p)-7	-	Form of Total Shareholder Return Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan, as approved on January 20, 2023 (Exhibit [_]10(v)-7 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2022)

[_]10(p)-8	-	Form of Earnings Growth Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan, as approved on January 20, 2023 (Exhibit [_]10(v)-8 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2022)

[_]10(p)-9	-	Form of Environmental, Social and Governance Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan, as approved on January 20, 2023 (Exhibit [_]10(v)-9 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2022)

*[_]10(p)-10	-	Form of Total Shareholder Return Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan, as approved on January 29, 2026

*[_]10(p)-11	-	Form of Earnings Growth Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan, as approved on January 29, 2026

*[_]10(p)-12	-	Form of Long-Term Sustainability Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan, as approved on January 29, 2026

[_]10(q)	-	PPL Corporation Executive Severance Plan, effective as of July 26, 2012 (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2012)

[_]10(r)	-	Form of Grant Letter dated May 29, 2015 (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 1, 2015)

[_]10(s)	-	Transition and Retirement Agreement dated August 12, 2021, by and among Paul W. Thompson, LG&E and KU Services Company, and PPL Corporation (Exhibit [_]10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2021)

[_]10(t)	-	Offer Letter dated March 6, 2021, between PPL Corporation and Wendy E. Stark (Exhibit [_]10(gg) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2021)

[_]10(u)	-	Rhode Island Energy Executive Supplemental Retirement Plan, effective February 24, 2022 (Exhibit [_]10(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2022)

[_]10(v)	-	Separation Agreement between Stephanie R. Raymond, PPL Electric Utilities Corporation, and PPL Corporation dated October 9, 2023 (Exhibit [_]10(aa) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2023)

[_]10(w)	-	Separation Agreement between Francis X. Sullivan and PPL Corporation dated January 14, 2025 (Exhibit 10.5[_] to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2025)

19	-	PPL Insider Trading Policy (Exhibit 19 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2024)

*21	-	Subsidiaries of PPL Corporation

*23(a)	-	Consent of Deloitte & Touche LLP - PPL Corporation

*23(b)	-	Consent of Deloitte & Touche LLP - PPL Electric Utilities Corporation

*23(c)	-	Consent of Deloitte & Touche LLP - Louisville Gas and Electric Company

*23(d)	-	Consent of Deloitte & Touche LLP - Kentucky Utilities Company

*24	-	Power of Attorney

*31(a)	-	Certificate of PPL's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(b)	-	Certificate of PPL's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(c)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(d)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(e)	-	Certificate of LG&E's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(f)	-	Certificate of LG&E's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(g)	-	Certificate of KU's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(h)	-	Certificate of KU's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32(a)	-	Certificate of PPL's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(b)	-	Certificate of PPL Electric's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(c)	-	Certificate of LG&E's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(d)	-	Certificate of KU's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	-	PPL Corporation Compensation Recoupment Policy, effective October 2, 2023 (Exhibit 97 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2023)

*99(a)	-	PPL Corporation and Subsidiaries Long-term Debt Schedule

101.INS	-	XBRL Instance Document for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	-	XBRL Taxonomy Extension Schema for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

101.LAB	-	XBRL Taxonomy Extension Label Linkbase for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase for PPL Corporation, PPL Electric Utilities Corporation, Louisville Gas and Electric Company and Kentucky Utilities Company

104		The Cover Page Interactive Data File is formatted as Inline XBRL and contained in Exhibits 101.

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

/s/ Vincent Sorgi
Vincent Sorgi -
President and Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Joseph P. Bergstein, Jr.
Joseph P. Bergstein, Jr. -
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Marlene C. Beers
Marlene C. Beers -
Vice President and Controller
(Principal Accounting Officer)

Directors:

Arthur P. Beattie	Natica von Althann
Venkata Rajamannar Madabhushi	Keith H. Williamson
Heather B. Redman	Phoebe A. Wood
Craig A. Rogerson	Armando Zagalo de Lima
Linda G. Sullivan

/s/ Vincent Sorgi
Vincent Sorgi, Attorney-in-fact	February 20, 2026

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

/s/ Christine M. Martin
Christine M. Martin -
President
(Principal Executive Officer)

/s/ Marlene C. Beers
Marlene C. Beers -
Vice President and Controller (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Joseph P. Bergstein, Jr.	/s/ Vincent Sorgi
Joseph P. Bergstein, Jr.	Vincent Sorgi
/s/ Christine M. Martin	/s/ Wendy E. Stark
Christine M. Martin	Wendy E. Stark

Date: February 20, 2026

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

Date: February 20, 2026

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

Date: February 20, 2026