Form 10-Q
period 2026-03-31
PPL Corp; PPL ELECTRIC UTILITIES CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2026-05-08
CIK 922224, 317187, 55387, 60549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) Pennsylvania 645 Hamilton Street Allentown, PA 18101 (610) 774-5151	23-2758192
1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) Pennsylvania 827 Hausman Road Allentown, PA 18104-9392 (610) 774-5151	23-0959590
1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) Kentucky 820 West Broadway Louisville, KY 40202 (502) 627-2000	61-0264150
1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) Kentucky and Virginia One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s):	Name of each exchange on which registered
Common Stock of PPL Corporation	PPL	New York Stock Exchange

Junior Subordinated Notes of PPL Capital Funding, Inc.
2007 Series A due 2067	PPL/67	New York Stock Exchange

Corporate Units of PPL Corporation	PPLC	New York Stock Exchange

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

PPL Corporation    Common stock, $0.01 par value, 752,350,362 shares outstanding at April 30, 2026.
PPL Electric Utilities Corporation    Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Energy Holdings LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at April 30, 2026.
Louisville Gas and Electric Company    Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at April 30, 2026.
Kentucky Utilities Company    Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at April 30, 2026.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, other information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

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

PPL WPD Limited - Prior to the sale of the U.K. utility business on June 14, 2021, PPL WPD Limited was an indirect parent to WPD. PPL WPD Limited was not included in the sale of the U.K. utility business on June 14, 2021. PPL WPD Limited was dissolved on June 17, 2025.

RIE - Rhode Island Energy, the name under which Narragansett Electric provides gas and electric services to customers in Rhode Island.

i

Other terms and abbreviations

£ - British pound sterling.

2025 Form 10-K - Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2025.

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

Forward-looking Information

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in each Registrant's 2025 Form 10-K and in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially and adversely from the forward-looking statements:

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
•war, armed conflicts, terrorist attacks, or similar disruptive events, including the ongoing conflicts in Ukraine and in the Middle East;
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
•the direct or indirect effects on PPL or its subsidiaries or business systems of cyber-based intrusion or the threat of cyberattacks, including cyberattacks supported or enhanced by artificial intelligence tools or platforms;
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

THIS PAGE INTENTIONALLY LEFT BLANK.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended March 31,
	2026	2025
Operating Revenues	$2,774	$2,504

Operating Expenses
Operation
Fuel	274	234
Energy purchases	703	559
Other operation and maintenance	579	598
Depreciation	351	322
Taxes, other than income	122	113
Total Operating Expenses	2,029	1,826

Operating Income	745	678

Other Income (Expense) - net (Note 11)	39	28

Interest Expense	224	190

Income Before Income Taxes	560	516

Income Taxes	108	102

Net Income	$452	$414

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic and Diluted	$0.60	$0.56

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	751,764	738,691
Diluted	757,158	741,400

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2026	2025
Net income	$452	$414

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Equity investees' other comprehensive income (loss), net of tax of $0, $0	1	—
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of $0, $0	1	1
Defined benefit plans:
Net actuarial (gain) loss, net of tax of $0, $0	—	(1)
Total other comprehensive income (loss)	2	—

Comprehensive income	$454	$414

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$452	$414
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	351	322
Amortization	38	20
Defined benefit plans - income	(2)	(16)
Deferred income taxes and investment tax credits	94	38
Stock-based compensation expense	23	19
Equity component of AFUDC	(24)	(16)
Other	(22)	10
Change in current assets and current liabilities
Accounts receivable	(221)	(277)
Accounts payable	(56)	(120)
Unbilled revenues	145	108
Fuel, materials and supplies	19	37
Prepayments	(84)	(87)
Taxes payable	(48)	40
Regulatory assets and liabilities, net	(54)	79
Accrued interest	49	67
Other	(31)	(80)
Other operating activities
Defined benefit plans - funding	(5)	(5)
Other assets	(63)	(50)
Other liabilities	(4)	10
Net cash provided by operating activities	557	513
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,058)	(793)
Other investing activities	12	10
Net cash used in investing activities	(1,046)	(783)
Cash Flows from Financing Activities
Issuance of long-term debt	1,150	—
Retirement of long-term debt	(18)	—
Payment of common stock dividends	(202)	(190)
Net increase (decrease) in short-term debt	(236)	475
Debt issuance costs	(27)	(5)
Other financing activities	(13)	(9)
Net cash provided by financing activities	654	271
Net Increase in Cash, Cash Equivalents and Restricted Cash	165	1
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,086	339
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,251	$340
Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$560	$397
The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2026	December 31, 2025
Assets

Current Assets
Cash and cash equivalents	$1,241	$1,071
Accounts receivable (less reserve: 2026, $158; 2025, $133)
Customer	1,331	1,108
Other	92	117
Unbilled revenues (less reserve: 2026, $4; 2025, $6)	413	558
Fuel, materials and supplies	536	551
Prepayments	190	106
Regulatory assets	375	308
Other current assets	143	112
Total Current Assets	4,321	3,931

Property, Plant and Equipment
Regulated utility plant	43,480	42,953
Less: accumulated depreciation - regulated utility plant	10,493	10,303
Regulated utility plant, net	32,987	32,650
Non-regulated property, plant and equipment	91	71
Less: accumulated depreciation - non-regulated property, plant and equipment	29	26
Non-regulated property, plant and equipment, net	62	45
Construction work in progress	3,688	3,437
Property, Plant and Equipment, net	36,737	36,132

Other Noncurrent Assets
Regulatory assets	2,100	2,092
Goodwill	2,247	2,247
Other intangibles	326	327
Other noncurrent assets (less reserve for accounts receivable: 2026, $2; 2025, $1)	573	515
Total Other Noncurrent Assets	5,246	5,181

Total Assets	$46,304	$45,244

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2026	December 31, 2025
Liabilities and Equity

Current Liabilities
Short-term debt	$220	$456
Long-term debt due within one year	994	904
Accounts payable	1,403	1,559
Taxes	142	190
Interest	244	195
Dividends	210	198
Regulatory liabilities	389	376
Other current liabilities	705	668
Total Current Liabilities	4,307	4,546

Long-term Debt	19,024	17,990

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,623	3,506
Investment tax credits	108	109
Accrued pension obligations	272	281
Asset retirement obligations	112	133
Regulatory liabilities	3,283	3,318
Other deferred credits and noncurrent liabilities	556	480
Total Deferred Credits and Other Noncurrent Liabilities	7,954	7,827

Commitments and Contingent Liabilities (Notes 6 and 9)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,316	12,443
Treasury stock	(548)	(575)
Earnings reinvested	3,443	3,207
Accumulated other comprehensive loss	(200)	(202)
Total Equity	15,019	14,881

Total Liabilities and Equity	$46,304	$45,244

(a)1,560,000 shares authorized, 771,163 shares issued and 752,178 shares outstanding at March 31, 2026. 1,560,000 shares authorized, 770,978 shares issued and 751,041 shares outstanding at December 31, 2025.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Treasury stock	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2025	751,041	$8	$12,443	$(575)	$3,207	$(202)	$14,881
Common stock issued	185		7				7
Treasury stock issued	952		—	27			27
Purchase contracts (b)			(108)				(108)
Stock-based compensation			(26)				(26)
Net income					452		452
Dividends and dividend equivalents (c)					(216)		(216)
Other comprehensive income (loss)						2	2
March 31, 2026	752,178	$8	$12,316	$(548)	$3,443	$(200)	$15,019

December 31, 2024	738,033	$8	$12,346	$(928)	$2,835	$(184)	$14,077
Common stock issued	200		—				—
Treasury stock issued	833		—	24			24
Stock-based compensation			(16)				(16)
Net income					414		414
Dividends and dividend equivalents (c)					(202)		(202)
Other comprehensive income (loss)						—	—
March 31, 2025	739,066	$8	$12,330	$(904)	$3,047	$(184)	$14,297

(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)See "Long-term Debt and Equity Securities - Corporate Units" in Note 7 for further discussion.
(c)Dividends declared per share of common stock were $0.2850 and $0.2725 for the three months ended March 31, 2026 and March 31, 2025.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2026	2025
Operating Revenues	$971	$819

Operating Expenses
Operation
Energy purchases	331	229
Other operation and maintenance	190	162
Depreciation	108	102
Taxes, other than income	48	41
Total Operating Expenses	677	534

Operating Income	294	285

Other Income (Expense) - net (Note 11)	12	11

Interest Income from Affiliate	1	2

Interest Expense	67	60

Income Before Income Taxes	240	238

Income Taxes	56	54

Net Income (a)	$184	$184

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$184	$184
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	108	102
Amortization	17	11
Defined benefit plans - income	(3)	(7)
Deferred income taxes and investment tax credits	37	20
Equity component of AFUDC	(9)	(7)
Other	1	2
Change in current assets and current liabilities
Accounts receivable	(171)	(132)
Accounts payable	(65)	(7)
Unbilled revenues	75	43
Materials and supplies	(21)	(8)
Prepayments	(79)	(90)
Regulatory assets and liabilities, net	17	36
Taxes payable	(36)	(2)
Accrued interest	12	19
Other	13	(13)
Other operating activities
Other assets	(21)	(18)
Other liabilities	(2)	1
Net cash provided by operating activities	57	134

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(334)	(328)
Expenditures for intangible assets	(3)	(1)
Notes receivable from affiliates	139	222
Other investing activities	13	10
Net cash used in investing activities	(185)	(97)

Cash Flows from Financing Activities
Payment of common stock dividends to parent	(102)	(88)
Net increase in short-term debt	220	55
Other financing activities	(1)	(1)
Net cash provided by (used in) financing activities	117	(34)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(11)	3
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	30	24
Cash, Cash Equivalents and Restricted Cash at End of Period	$19	$27

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$310	$185

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2026	December 31, 2025
Assets

Current Assets
Cash and cash equivalents	$19	$30
Accounts receivable (less reserve: 2026, $44; 2025, $34)
Customer	601	450
Other	26	29
Accounts receivable from affiliates	8	7
Notes receivable from affiliate	4	143
Unbilled revenues (less reserve: 2026, $2; 2025, $4)	134	209
Materials and supplies	173	151
Prepayments	117	38
Regulatory assets	103	112
Other current assets	59	46
Total Current Assets	1,244	1,215

Property, Plant and Equipment
Regulated utility plant	17,666	17,476
Less: accumulated depreciation - regulated utility plant	4,160	4,124
Regulated utility plant, net	13,506	13,352
Construction work in progress	1,340	1,216
Property, Plant and Equipment, net	14,846	14,568

Other Noncurrent Assets
Regulatory assets	736	725
Intangibles	283	282
Other noncurrent assets (less reserve for accounts receivable: 2026, $2; 2025, $1)	107	96
Total Other Noncurrent Assets	1,126	1,103

Total Assets	$17,216	$16,886

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2026	December 31, 2025
Liabilities and Equity

Current Liabilities
Short-term debt	$220	$—
Long-term debt due within one year	108	—
Accounts payable	611	690
Accounts payable to affiliates	113	54
Taxes	11	47
Interest	78	66
Regulatory liabilities	111	103
Customer advances	109	92
Other current liabilities	73	58
Total Current Liabilities	1,434	1,110

Long-term Debt	5,600	5,707

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,829	1,781
Regulatory liabilities	816	828
Other deferred credits and noncurrent liabilities	117	122
Total Deferred Credits and Other Noncurrent Liabilities	2,762	2,731

Commitments and Contingent Liabilities (Notes 6 and 9)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	5,038	5,038
Earnings reinvested	2,018	1,936
Total Equity	7,420	7,338

Total Liabilities and Equity	$17,216	$16,886

(a)170,000 shares authorized; 66,368 shares issued and outstanding at March 31, 2026 and December 31, 2025.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2025	66,368	$364	$5,038	$1,936	$7,338
Net income				184	184
Dividends declared				(102)	(102)
March 31, 2026	66,368	$364	$5,038	$2,018	$7,420

December 31, 2024	66,368	$364	$4,668	$1,698	$6,730
Net income				184	184
Dividends declared				(88)	(88)
March 31, 2025	66,368	$364	$4,668	$1,794	$6,826

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL Energy Holdings.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2026	2025
Operating Revenues
Retail and wholesale	$588	$500
Electric revenue from affiliate	9	5
Total Operating Revenues	597	505

Operating Expenses
Operation
Fuel	101	82
Energy purchases	119	88
Energy purchases from affiliate	6	5
Other operation and maintenance	83	89
Depreciation	83	74
Taxes, other than income	14	13
Total Operating Expenses	406	351

Operating Income	191	154

Other Income (Expense) - net	6	3

Interest Expense	32	26

Income Before Income Taxes	165	131

Income Taxes	33	26

Net Income (a)	$132	$105

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$132	$105
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	83	74
Amortization	7	4
Equity component of AFUDC	(5)	(2)
Other	(9)	3
Change in current assets and current liabilities
Accounts receivable	(17)	(11)
Accounts receivable from affiliates	19	12
Accounts payable	(14)	23
Accounts payable to affiliates	29	26
Unbilled revenues	15	19
Fuel, materials and supplies	22	23
Regulatory assets and liabilities, net	(42)	(21)
Taxes payable	(42)	(23)
Accrued interest	10	23
Other	(10)	(19)
Other operating activities
Expenditures for asset retirement obligations	(3)	(2)
Other assets	(11)	(32)
Other liabilities	9	(3)
Net cash provided by operating activities	173	199
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(224)	(117)
Notes receivable with affiliates	36	(5)
Net cash used in investing activities	(188)	(122)
Cash Flows from Financing Activities
Net decrease in notes payable to affiliates	—	(43)
Net increase in short-term debt	—	64
Payment of common stock dividends to parent	(43)	(43)
Return of capital to parent	(58)	(55)
Debt issuance costs	—	(1)
Net cash used in financing activities	(101)	(78)
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(116)	(1)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	169	24
Cash, Cash Equivalents, and Restricted Cash at End of Period	$53	$23

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$110	$72

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2026	December 31, 2025
Assets

Current Assets
Cash and cash equivalents	$49	$162
Accounts receivable (less reserve: 2026, $6; 2025, $5)
Customer	162	154
Other	36	26
Unbilled revenues (less reserve: 2026, $0; 2025, $0)	82	97
Accounts receivable from affiliates	27	46
Notes receivable from affiliates	—	36
Fuel, materials and supplies	138	160
Prepayments	13	11
Regulatory assets	61	19
Other current assets	9	2
Total Current Assets	577	713

Property, Plant and Equipment
Regulated utility plant	8,338	8,270
Less: accumulated depreciation - regulated utility plant	1,905	1,842
Regulated utility plant, net	6,433	6,428
Construction work in progress	791	689
Property, Plant and Equipment, net	7,224	7,117

Other Noncurrent Assets
Regulatory assets	486	482
Goodwill	389	389
Other intangibles	10	11
Other noncurrent assets	118	106
Total Other Noncurrent Assets	1,003	988

Total Assets	$8,804	$8,818

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2026	December 31, 2025
Liabilities and Equity

Current Liabilities
Long-term debt due within one year	$90	$90
Accounts payable	218	262
Accounts payable to affiliates	102	73
Customer deposits	36	37
Taxes	18	60
Price risk management liabilities	1	—
Regulatory liabilities	13	13
Interest	44	34
Asset retirement obligations	3	2
Other current liabilities	53	54
Total Current Liabilities	578	625

Long-term Debt	2,775	2,775

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	827	819
Investment tax credits	29	29
Price risk management liabilities	4	4
Asset retirement obligations	59	73
Regulatory liabilities	806	809
Other deferred credits and noncurrent liabilities	89	78
Total Deferred Credits and Other Noncurrent Liabilities	1,814	1,812

Commitments and Contingent Liabilities (Notes 6 and 9)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	2,150	2,208
Earnings reinvested	1,063	974
Total Equity	3,637	3,606

Total Liabilities and Equity	$8,804	$8,818

(a)75,000 shares authorized; 21,294 shares issued and outstanding at March 31, 2026 and December 31, 2025.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2025	21,294	$424	$2,208	$974	$3,606
Net income				132	132
Return of capital to parent			(58)		(58)
Dividends declared				(43)	(43)
March 31, 2026	21,294	$424	$2,150	$1,063	$3,637

December 31, 2024	21,294	$424	$1,982	$865	$3,271
Net income				105	105
Return of capital to parent			(55)		(55)
Dividends declared				(43)	(43)
March 31, 2025	21,294	$424	$1,927	$927	$3,278

(a)Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2026	2025
Operating Revenues
Retail and wholesale	$619	$559
Electric revenue from affiliate	6	5
Total Operating Revenues	625	564

Operating Expenses
Operation
Fuel	173	152
Energy purchases	6	7
Energy purchases from affiliate	9	5
Other operation and maintenance	101	100
Depreciation	110	102
Taxes, other than income	13	12
Total Operating Expenses	412	378

Operating Income	213	186

Other Income (Expense) - net	7	5

Interest Expense	40	35

Income Before Income Taxes	180	156

Income Taxes	36	31

Net Income (a)	$144	$125

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$144	$125
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	110	102
Amortization	8	4
Equity component of AFUDC	(7)	(4)
Other	(12)	4
Change in current assets and current liabilities
Accounts receivable	(24)	(29)
Accounts payable	31	(3)
Accounts payable to affiliates	32	29
Unbilled revenues	6	18
Fuel, materials and supplies	9	7
Regulatory assets and liabilities, net	(6)	5
Taxes payable	(45)	(18)
Accrued interest	19	32
Other	—	(3)
Other operating activities
Expenditures for asset retirement obligations	(5)	(2)
Other assets	(13)	(9)
Other liabilities	(8)	(5)
Net cash provided by operating activities	239	253
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(240)	(174)
Other investing activities	4	—
Net cash used in investing activities	(236)	(174)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable to affiliates	2	(65)
Retirement of long-term debt	(18)	—
Net increase in short-term debt	—	68
Payment of common stock dividends to parent	(56)	(46)
Contributions from parent	70	—
Return of capital to parent	—	(37)
Debt issuance costs	—	(1)
Net cash used in financing activities	(2)	(81)
Net Increase (Decrease) in Cash and Cash Equivalents	1	(2)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	17	29
Cash, Cash Equivalents, and Restricted Cash at End of Period	$18	$27

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$76	$74

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2026	December 31, 2025
Assets

Current Assets
Cash and cash equivalents	$14	$10
Accounts receivable (less reserve: 2026, $7; 2025, $4)
Customer	190	171
Other	26	26
Unbilled revenues (less reserve: 2026, $0; 2025, $0)	100	106
Fuel, materials and supplies	175	183
Prepayments	12	12
Regulatory assets	8	1
Other current assets	23	16
Total Current Assets	548	525

Property, Plant and Equipment
Regulated utility plant	11,048	10,929
Less: accumulated depreciation - regulated utility plant	3,019	2,934
Regulated utility plant, net	8,029	7,995
Construction work in progress	1,031	952
Property, Plant and Equipment, net	9,060	8,947

Other Noncurrent Assets
Regulatory assets	470	467
Goodwill	607	607
Other intangibles	33	34
Other noncurrent assets	189	178
Total Other Noncurrent Assets	1,299	1,286

Total Assets	$10,907	$10,758

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2026	December 31, 2025
Liabilities and Equity

Current Liabilities
Long-term debt due within one year	$146	$164
Notes payable to affiliates	38	36
Accounts payable	141	137
Accounts payable to affiliates	138	106
Customer deposits	42	41
Taxes	18	63
Regulatory liabilities	17	16
Interest	57	38
Asset retirement obligations	8	6
Other current liabilities	72	69
Total Current Liabilities	677	676

Long-term Debt	3,346	3,346

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	965	956
Investment tax credits	79	79
Asset retirement obligations	45	51
Regulatory liabilities	988	997
Other deferred credits and noncurrent liabilities	40	44
Total Deferred Credits and Other Noncurrent Liabilities	2,117	2,127

Commitments and Contingent Liabilities (Notes 6 and 9)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	3,287	3,217
Earnings reinvested	1,172	1,084
Total Equity	4,767	4,609

Total Liabilities and Equity	$10,907	$10,758

(a)80,000 shares authorized; 37,818 shares issued and outstanding at March 31, 2026 and December 31, 2025.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2025	37,818	$308	$3,217	$1,084	$4,609
Net income				144	144
Capital contributions from parent			70		70
Dividends declared				(56)	(56)
March 31, 2026	37,818	$308	$3,287	$1,172	$4,767

December 31, 2024	37,818	$308	$3,056	$935	$4,299
Net income				125	125
Return of capital to parent			(37)		(37)
Dividends declared				(46)	(46)
March 31, 2025	37,818	$308	$3,019	$1,014	$4,341

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

Combined Notes to Condensed Financial Statements (Unaudited)

Index to Combined Notes to Condensed Financial Statements

The notes to the condensed financial statements that follow are a combined presentation. The following list indicates the Registrants to which the notes apply:

Registrant
	PPL	PPL Electric	LG&E	KU
1. Interim Financial Statements	x	x	x	x
2. Segment and Related Information	x	x	x	x
3. Revenue from Contracts with Customers	x	x	x	x
4. Earnings Per Share	x
5. Income Taxes	x	x	x	x
6. Utility Rate Regulation	x	x	x	x
7. Financing Activities	x	x	x	x
8. Defined Benefits	x	x	x	x
9. Commitments and Contingencies	x	x	x	x
10. Related Party Transactions		x	x	x
11. Other Income (Expense) - net	x	x
12. Fair Value Measurements	x	x	x	x
13. Derivative Instruments and Hedging Activities	x	x	x	x
14. Asset Retirement Obligations	x		x	x
15. Accumulated Other Comprehensive Income (Loss)	x
16. New Accounting Guidance Pending Adoption	x	x	x	x

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2025 is derived from that Registrant's 2025 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2025 Form 10-K. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

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

"Corporate and Other" consists primarily of corporate level financing costs, certain unallocated costs and certain non-recoverable costs incurred prior to 2026 in conjunction with the acquisition of RIE. "Corporate and Other" is presented to reconcile segment information to PPL's consolidated results and is not a reportable segment.

The table below provides information about PPL's segments and includes a reconciliation of segment net income to consolidated net income for the three months ended March 31, 2026:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total
Operating Revenues from external customers (a)	$1,207	$971	$595	$2,773
Reconciliation of revenue
Corporate and Other revenues				1
Total consolidated revenues				$2,774

Less:
Fuel	274	—	—	274
Energy purchases	126	331	247	704
Other operation and maintenance	193	190	191	574
Depreciation	192	108	47	347
Taxes, other than income	27	48	46	121
Other (income) expense - net	(11)	(12)	(10)	(33)
Interest (income) from affiliate	—	(1)	—	(1)
Interest expense	71	67	33	171
Income taxes	65	56	5	126
Segment net income	$270	$184	$36	$490

Reconciliation of segment profit or loss to consolidated net income
Corporate and Other net loss				(38)
Net Income				$452

(a)See Note 3 for additional information on Operating Revenues.

Other information for the segments and reconciliation to PPL's Consolidated results for the three months ended March 31, 2026 are as follows:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total Segments	Corporate and Other	Consolidated Total
Other Segment Disclosures
Amortization (a)	$14	$17	$—	$31	$7	$38
Deferred income taxes and investment tax credits (b)	6	37	22	65	29	94
Expenditures for long lived assets	465	337	250	1,052	9	1,061

(a)Represents non-cash expense items that include amortization of right-of-use assets, regulatory assets and liabilities, debt discounts and premiums and debt issuance costs.
(b)Represents a non-cash expense item that is also included in "Income Taxes."

The table below provides information about PPL's segments and includes a reconciliation of segment net income to consolidated net income for the three months ended March 31, 2025:

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

(a)Represents non-cash expense items that include amortization of right-of-use assets, regulatory assets and liabilities, debt discounts and premiums and debt issuance costs.
(b)Represents a non-cash expense item that is also included in "Income Taxes."

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated Balance Sheets as of:

	March 31, 2026	December 31, 2025
Total Assets
Kentucky Regulated	$19,231	$19,060
Pennsylvania Regulated	17,216	16,886
Rhode Island Regulated	7,636	7,510
Corporate and Other (a)	2,221	1,788
Total	$46,304	$45,244

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

3. Revenue from Contracts with Customers

(All Registrants)

See Note 3 in the Registrants' 2025 Form 10-K for a discussion of the principal activities from which PPL Electric, LG&E and KU and PPL's Pennsylvania Regulated, Rhode Island Regulated and Kentucky Regulated segments generate their revenues. The following tables reconcile "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the periods ended March 31.

	2026 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$2,774	$971	$597	$625
Revenues derived from:
Alternative revenue programs (b)	20	2	(3)	1
Other (c)	(9)	(6)	(2)	(2)
Revenues from Contracts with Customers	$2,785	$967	$592	$624

	2025 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$2,504	$819	$505	$564
Revenues derived from:
Alternative revenue programs (b)	50	(2)	2	4
Other (c)	(9)	(5)	(1)	(2)
Revenues from Contracts with Customers	$2,545	$812	$506	$566

(a)PPL includes $595 million for the three months ended March 31, 2026 and $626 million for the three months ended March 31, 2025 of revenues from external customers reported by the Rhode Island Regulated segment. PPL Electric represents revenues from external customers reported by the Pennsylvania Regulated segment and LG&E and KU, net of intercompany power sales and transmission revenues, represent revenues from external customers reported by the Kentucky Regulated segment. See Note 2 for additional information.
(b)This line item shows the over/under collection of rate mechanisms deemed alternative revenue programs with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts.
(c)Represents additional revenues outside the scope of revenues from contracts with customers, such as lease and other miscellaneous revenues.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended March 31.

	Three Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2026
PA Regulated	$562	$130	$16	$12	$—	$—	$247	$967
KY Regulated	553	313	171	112	7	45	—	1,201
RI Regulated	362	189	19	(9)	—	—	55	616
Corp and Other	—	—	—	1	—	—	—	1
Total PPL	$1,477	$632	$206	$116	$7	$45	$302	$2,785

2025
PA Regulated	$457	$106	$13	$13	$—	$—	$223	$812
KY Regulated	487	280	154	96	7	38	—	1,062
RI Regulated	441	197	18	(35)	—	—	50	671
Total PPL	$1,385	$583	$185	$74	$7	$38	$273	$2,545

PPL Electric
2026	$562	$130	$16	$12	$—	$—	$247	$967
2025	$457	$106	$13	$13	$—	$—	$223	$812

LG&E
2026	$276	$165	$50	$69	$—	$32	$—	$592
2025	$239	$147	$46	$54	$—	$20	$—	$506

KU
2026	$277	$148	$121	$43	$7	$28	$—	$624
2025	$248	$133	$108	$42	$7	$28	$—	$566

(a)Primarily includes revenues from pole attachments, street lighting, other public authorities and other non-core businesses, and for Rhode Island Regulated Segment certain regulatory deferral mechanisms which could result in a reduction in revenues from over collections. The Rhode Island Regulated segment primarily includes open access tariff revenues, which are calculated on combined customer classes.
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

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the periods ended March 31.

	Three Months
	2026	2025
PPL	$36	$25
PPL Electric	8	7
LG&E	1	2
KU	4	1

Contract liabilities result from recording contractual billings in advance for customer attachments to the Registrants' infrastructure and payments received in excess of revenues earned to date. Advanced billings for customer attachments are generally recognized as revenue ratably over the quarterly billing period. Payments received in excess of revenues earned to date are recognized as revenue as services are delivered in subsequent periods. The Registrants' contract liabilities were not material at March 31, 2026 and 2025.

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

Incremental non-participating securities that have a dilutive impact are detailed in the table below. These securities include forward sales of PPL common stock issued through an ATM Program and the number of shares needed to settle the conversion premium on the 2023 Exchangeable Notes.

The forward sale agreements are dilutive under the Treasury Stock Method to the extent the average stock price of PPL's common shares exceeds the forward sale price prescribed in the agreements. See Note 7 for additional information on the ATM Program.

The 2023 Exchangeable Notes are dilutive under the If-Converted Method as PPL's quarterly average common stock price exceeds the conversion price prescribed in the indenture governing the 2023 Exchangeable Notes. The 2025 Exchangeable Notes are excluded from the diluted EPS calculation as PPL's quarterly average common stock price has not exceeded the conversion price prescribed in the indenture governing the 2025 Exchangeable Notes. See Note 8 in PPL's Form 10-K for the year ended December 31, 2025 for additional information on the 2025 Exchangeable Notes due 2030 and Note 8 in PPL's Form 10-K for the year ended December 31, 2023 for additional information on the 2023 Exchangeable Notes due 2028.

The Purchase Contracts associated with the Corporate Units issued in February 2026 are excluded from the dilutive EPS calculation under the Treasury Stock Method as the average of the volume-weighted average price of PPL's common stock has not exceeded the price prescribed in the agreement governing the Purchase Contracts. See Note 7 for additional information on the Purchase Contracts.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended March 31 used in the EPS calculation are:

	Three Months
	2026	2025
Income (Numerator)
Net income attributable to PPL	$452	$414
Less amounts allocated to participating securities	1	1
Net income available to PPL common shareowners - Basic and Diluted	$451	$413

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	751,764	738,691
Add: Dilutive share-based payment awards (a)	2,297	2,709
Add: Forward sale agreements	644	—
Add: Exchangeable Notes	2,453	—
Weighted-average shares - Diluted EPS	757,158	741,400

Basic and Diluted EPS
Net Income available to PPL common shareowners	$0.60	$0.56

(a)    The Treasury Stock Method was applied to non-participating share-based payment awards.

For the periods ended March 31, PPL issued common stock related to the DRIP as follows (in thousands):

	Three Months
	2026	2025
DRIP	185	200

For the periods ended March 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months
	2026	2025
Stock-based compensation awards	191	175
Forward sale agreements	—	2,033

5. Income Taxes

Reconciliations of income tax expense (benefit) for the periods ended March 31 are as follows.

(PPL)
	Three Months
	2026		2025
	Amount	Percent	Amount	Percent
Federal income tax on Income Before Income Taxes at statutory tax rate	$118	21.0%	$108	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	24	4.3%	23	4.4%
Utility rate-making tax adjustments (federal and state):
Amortization of excess deferred income taxes	(14)	(2.6)%	(16)	(3.1)%
AFUDC Equity	(7)	(1.3)%	(5)	(1.0)%
Flow-through rate-making (b)	(6)	(1.0)%	(6)	(1.2)%
Subtotal	(27)	(4.9)%	(27)	(5.3)%
Other	(7)	(1.1)%	(2)	(0.3)%
Total increase (decrease)	(10)	(1.7)%	(6)	(1.2)%
Total income tax expense	$108	19.3%	$102	19.8%

(a)     Jurisdictions that comprise the majority of state income taxes, net of federal effect, are Kentucky and Pennsylvania.
(b)     Flow-through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

(PPL Electric)
	Three Months
	2026		2025
	Amount	Percent	Amount	Percent
Taxes at statutory tax rate	$50	21.0%	$50	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	14	5.8%	14	6.0%
Utility rate-making tax adjustments (federal and state):
Amortization of excess deferred income taxes	(2)	(0.7)%	(3)	(1.1)%
AFUDC Equity	(2)	(0.8)%	(1)	(0.7)%
Flow-through rate-making (b)	(3)	(1.5)%	(5)	(2.1)%
Subtotal	(7)	(3.0)%	(9)	(3.9)%
Other	(1)	(0.5)%	(1)	(0.4)%
Total increase (decrease)	6	2.3%	4	1.7%
Total income tax expense	$56	23.3%	$54	22.7%

(a)     The jurisdiction that comprises the majority of state income taxes, net of federal effect, is Pennsylvania.
(b)     Flow-through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

(LG&E)
	Three Months
	2026		2025
	Amount	Percent	Amount	Percent
Taxes at statutory tax rate	$35	21.0%	$27	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	6	3.7%	5	3.9%
Utility rate-making tax adjustments (federal and state):
Amortization of excess deferred income taxes	(6)	(3.6)%	(5)	(4.0)%
AFUDC Equity	(2)	(1.1)%	(1)	(1.1)%
Subtotal	(8)	(4.7)%	(6)	(5.1)%
Total increase (decrease)	(2)	(1.0)%	(1)	(1.2)%
Total income tax expense	$33	20.0%	$26	19.8%

(a)     The jurisdiction that comprises the majority of state income taxes, net of federal effect, is Kentucky.

(KU)
	Three Months
	2026		2025
	Amount	Percent	Amount	Percent
Taxes at statutory tax rate	$38	21.0%	$33	21.0%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	7	3.9%	6	3.7%
Utility rate-making tax adjustments (federal and state):
Amortization of excess deferred income taxes	(6)	(3.3)%	(6)	(3.9)%
AFUDC Equity	(2)	(1.1)%	(1)	(0.8)%
Subtotal	(8)	(4.4)%	(7)	(4.7)%
Other	(1)	(0.5)%	(1)	(0.1)%
Total increase (decrease)	(2)	(1.0)%	(2)	(1.1)%
Total income tax expense	$36	20.0%	$31	19.9%

(a)     The jurisdiction that comprises the majority of state income taxes, net of federal effect, is Kentucky.

Other

One Big Beautiful Bill Act (All Registrants)

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act. The Registrants are continuing to review the law and applicable guidance from the IRS to assess any material impacts to the financial statements.

Additionally, on July 7, 2025, President Trump issued an Executive Order directing the Treasury to take action to strictly enforce the termination of clean energy tax credits under Internal Revenue Code (IRC) Sections 45Y and 48E for wind and solar. On August 15, 2025, the IRS issued Notice 2025-42, primarily tightening the rules regarding when a solar project is considered to have commenced construction. In addition, the One Big Beautiful Bill Act included new rules addressing Foreign Entities of Concern (FEOC). These rules are supply‑chain, foreign entity ownership and debt issuance restrictions that may limit eligibility for certain U.S. clean energy tax credits such as those provided for in IRC Sections 45Y and 48E.

On February 12, 2026, the Treasury and the IRS issued Notice 2026-15, which provides interim guidance on the FEOC restrictions on certain clean energy tax credits. Additionally, the IRS is expected to issue further guidance on the tax provisions of the One Big Beautiful Bill Act. The Registrants do not currently anticipate these rules or guidance to result in material limitations on its clean energy projects and associated tax credits but will continue to monitor closely.

6. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric		LG&E		KU
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Current Regulatory Assets:
Rate adjustment mechanisms	$95	$86	$—	$—	$—	$—	$—	$—
Renewable energy certificates	27	21	—	—	—	—	—	—
Storm damage expense rider	50	53	50	53	—	—	—	—
Gas supply clause	46	10	—	—	46	10	—	—
Fuel adjustment clause	14	4	—	—	7	3	7	1
Transmission service charge	66	61	—	—	—	—	—	—
TCJA	39	40	39	40	—	—	—	—
Other	38	33	14	19	8	6	1	—
Total current regulatory assets	$375	$308	$103	$112	$61	$19	$8	$1

Noncurrent Regulatory Assets:
Defined benefit plans	$952	$961	$474	$477	$209	$212	$143	$144
Plant outage costs	21	23	—	—	4	5	17	18
Net metering	151	164	—	—	—	—	—	—
Environmental cost recovery	100	102	—	—	—	—	—	—
Storm costs	111	113	39	42	23	24	36	38
Unamortized loss on debt	18	18	2	2	8	8	6	6
Terminated interest rate swaps	46	47	—	—	27	28	19	19
Accumulated cost of removal of utility plant	195	184	195	184	—	—	—	—
AROs	259	263	—	—	72	73	187	190
RAR	74	76	—	—	74	76	—	—
Gas line inspections	24	24	—	—	22	22	2	2
Advanced metering infrastructure	66	67	—	—	28	28	38	39
IT system costs	49	18	23	18	13	—	13	—
Other	34	32	3	2	6	6	9	11
Total noncurrent regulatory assets	$2,100	$2,092	$736	$725	$486	$482	$470	$467

	PPL		PPL Electric		LG&E		KU
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Current Regulatory Liabilities:
Generation supply charge	$38	$45	$38	$45	$—	$—	$—	$—
Transmission service charge	36	17	36	17	—	—	—	—
Universal service rider	3	17	3	17	—	—	—	—
Transmission formula rate	76	62	25	23	—	—	—	—
Rate adjustment mechanisms	121	124	—	—	—	—	—	—
Energy efficiency	26	26	—	—	—	—	—	—
DSM	21	21	—	—	8	8	13	13
Revenue decoupling mechanism	50	55	—	—	—	—	—	—
Other	18	9	9	1	5	5	4	3
Total current regulatory liabilities	$389	$376	$111	$103	$13	$13	$17	$16

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$1,047	$1,043	$—	$—	$338	$334	$415	$415
Net deferred taxes	1,769	1,798	697	708	409	415	459	467
Defined benefit plans	334	342	119	120	23	23	69	69
Terminated interest rate swaps	50	52	—	—	25	26	25	26
Advanced metering infrastructure	30	30	—	—	10	10	20	20
Other	53	53	—	—	1	1	—	—
Total noncurrent regulatory liabilities	$3,283	$3,318	$816	$828	$806	$809	$988	$997

Below is an overview of selected regulatory assets and liabilities presented in the preceding tables. This overview has been updated from Note 7 in the Registrants' 2025 Form 10-K to include the results of the 2025 Kentucky base rate case proceedings. Specific developments with respect to certain of these regulatory assets and liabilities are discussed in "Regulatory Matters."

(All Registrants)

Accumulated Cost of Removal of Utility Plant

RIE, LG&E and KU charge costs of removal through depreciation expense with an offsetting credit to a regulatory liability. The regulatory liability is relieved as costs are incurred. As a result of the 2025 Kentucky Rate Case, LG&E and KU agreed to remove from depreciation expense the terminal net salvage component for thermal units. These costs will be recovered when spent upon retirement of the associated generating unit.

IT System Costs

IT system costs represent expenditures incurred associated with implementing strategic information technology investments. The KPSC approved recovery of these costs in the 2025 Kentucky base rate case proceedings. Costs will be amortized over a period consistent with the depreciable life of the associated IT system.

Advanced Metering Infrastructure (AMI) (PPL, LG&E and KU)

In the 2021 base rate case orders from the KPSC, LG&E and KU received approval to record regulatory assets comprised of the operating expenses associated with implementation of the AMI project, the incremental difference between AFUDC accrued at LG&E's and KU's weighted average cost of capital and AFUDC as calculated using the methodology approved by the FERC, and the remaining net book value of the retired legacy meters replaced by AMI. Additionally, LG&E and KU received approval to record regulatory liabilities comprised of meter reading and field service expense savings since their previous rate case and the cost of the capital impact for legacy meters replaced and retired during the AMI implementation. Recovery and/or return of these costs was approved effective January 1, 2026 in the base rate case proceedings. AMI regulatory assets approved for base rate recovery are being amortized through 2040 and AMI regulatory liabilities approved for base rate return are being amortized through 2030.

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

The application is based on a historical test year of September 1, 2024 through August 31, 2025 and requested an authorized ROE of 10.75%. Subject to RIPUC approval, new rates are expected to become effective on September 1, 2026. Certain counterparties have intervened in the proceeding, and on April 16, 2026, submitted testimony. A ruling from the RIPUC is anticipated during the third quarter of 2026. PPL cannot predict the outcome of the proceeding.

Hold Harmless Commitment

As a condition of its approval of the acquisition of RIE in May 2022, the Rhode Island Division of Public Utilities and Carriers (the Division) required PPL to hold harmless Rhode Island customers from the impact of future rate increases resulting from changes in Accumulated Deferred Income Taxes as a result of the Acquisition (the Hold Harmless Commitment). On June 13, 2025, an agreement was entered into by and among RIE, PPL, PPL Rhode Island Holdings and the Division's Advocacy Section (the Hold Harmless Implementation Agreement) to satisfy the Hold Harmless Commitment by providing approximately $155 million in miscellaneous bill credits. On September 10, 2025, the Division issued an order confirming that RIE's provision of proposed miscellaneous bill credits as set forth in the Hold Harmless Implementation Agreement would satisfy the Hold Harmless Commitment. Also on September 10, 2025, the RIPUC opened a docket to evaluate the miscellaneous bill credit proposal set forth in the Hold Harmless Implementation Agreement, including the underlying rate accounting, and required RIE to file a tariff advice with the RIPUC, which RIE filed on October 2, 2025. RIE subsequently filed a notice of withdrawal of its tariff advice filing noting that it would hold in abeyance a comprehensive satisfaction of the Hold Harmless Commitment.

During the first quarter of 2026, RIE re-engaged in discussions with the Division regarding a proposal to satisfy the Hold Harmless Commitment. On April 16, 2026, RIE filed a motion with the RIPUC to reopen the previous docket concerning the Hold Harmless Commitment along with an updated tariff advice which reflects a methodology consistent with the previously proposed miscellaneous bill credits and two potential, alternative methods of allocating the bill credits among customers. The actual amount of miscellaneous bill credits to be issued will vary depending upon the agreed upon cost of capital, timing of the issuance of the credits, and the outcome of the pending distribution rate case proceedings. As proposed, the bill credits would be issued and recorded as a reduction to revenue in the first quarters of 2027 and 2028. On April 17, 2026, the RIPUC approved the motion and consolidated the tariff advice docket with the pending base distribution rate proceeding. PPL cannot predict the outcome of these proceedings.

Winter Bill Volatility Docket

At an Open Meeting on November 24, 2025, the RIPUC approved several measures to help mitigate winter bill increases for electric customers. First, the RIPUC approved miscellaneous bill credits for all residential electric customers of $23.54 per month for January, February, and March 2026. Second, the RIPUC paused the Storm Fund Replenishment Factor for usage on and after January 1, 2026, subject to further review through the 2026 Annual Retail Rate Filing. Third, the RIPUC paused the electric Energy Efficiency Charge for usage beginning January 1, 2026 through March 31, 2026. To offset the costs of the miscellaneous bill credits, the RIPUC directed RIE to apply the December 31, 2025 electric Energy Efficiency fund balance, net of any earned incentives, and directed RIE to transfer $11 million from the storm fund balance. The RIPUC approved future cost recovery for RIE of any unfunded balance of the miscellaneous bill credits through future identified offsets and/or a reconciling recovery mechanism to be determined in conjunction with the 2026 electric retail rate filing to allow recovery by December 31, 2026. Any remaining unfunded balance will be recovered through the Storm Fund Replenishment factor.

FY 2027 Gas ISR Plan

On March 27, 2026, the RIPUC approved a capital budget of $161 million. In addition, the RIPUC approved an O&M budget of $17 million for curb-to-curb paving. On March 31, 2026, the RIPUC approved RIE's compliance filing for rates effective April 1, 2026.

FY 2027 Electric ISR Plan

On March 27, 2026, the RIPUC approved a capital budget of $141 million (including $18 million for Advanced Metering Functionality). In addition, the RIPUC approved an O&M budget of $14 million, primarily for vegetation management. On March 31, 2026, the RIPUC approved RIE's compliance filing for rates effective April 1, 2026.

Kentucky Activities

(PPL, LG&E and KU)

Rate Case Proceedings

On February 16, 2026, the KPSC issued orders approving portions of LG&E's and KU's October 2025 stipulation and recommendation, with modifications. See "Regulatory Matters - Kentucky Activities – Rate Case Proceedings" in Note 7 in PPL's, LG&E's and KU's 2025 Form 10-K for additional information on the filings made by LG&E and KU with the KPSC in 2025.

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

The PGR mechanism is similar to the Generation Cost Recovery Adjustment Clause proposed in the stipulation, but restructured by the KPSC to be a pilot adjustment mechanism with a term until the earlier of ten months following the submission of LG&E's and KU's next base rate proceeding or the effective date of new rates in such proceeding, with the expectation that the mechanism would be reviewed in such proceeding. The pilot mechanism will apply to the planned Mill Creek Unit 5, Brown Battery Energy Storage System, Mercer County Solar and Marion County Solar generation-related projects. The KPSC also included Mill Creek Unit 2's potential stay-open costs in the PGR in lieu of approving the stipulation's request for a stand-alone adjustment mechanism for such costs. Finally, the KPSC excluded from coverage under the PGR costs related to Mill Creek Unit 6 and Brown Unit 12 planned new generation assets due to their anticipated in-service dates falling outside of the estimated pilot mechanism's duration, but without prejudice to LG&E and KU seeking recovery of such costs in future proceedings.

The KPSC orders also approved, approved with modifications, or denied in some cases, other requested accounting and rate matters relating to regulatory assets or liabilities, depreciation rates, and other areas.

The rate changes have a retroactive effective date as of January 1, 2026. LG&E and KU applied refunds to customer accounts for amounts billed in excess of the rates approved by the KPSC.

The KPSC orders did not approve the Sharing Mechanism Adjustment Clause that had been requested in the stipulation and made no modifications to the stay out offer by LG&E and KU to refrain from effective base rate increases prior to August 2028.

LG&E and KU filed a request for rehearing on several issues contained in the orders from the KPSC on March 11, 2026, along with a Notice of their Withdrawal from the stipulation. On March 27, 2026, the KPSC issued orders correcting tariff appendices, denying two intervenor rehearing requests, and reopening the dockets to consider LG&E's and KU's request for rehearing. The KPSC has established a procedural schedule with two additional rounds of discovery beginning on April 10, 2026.

PPL, LG&E and KU cannot predict the outcome of this matter.

Potential Legal Merger of LG&E and KU

Pursuant to prior orders of the KPSC, the LG&E and KU rate case application included an assessment of a potential legal merger of LG&E and KU and concluded a legal merger may be appropriate. On December 30, 2025, LG&E and KU filed a joint update in the rate case proceedings stating that they expected to file necessary applications for merger approval in mid-2026 with the KPSC. On March 31, 2026, LG&E and KU filed an application with the KPSC for approval of the merger and associated accounting, financing and rate mechanism matters. On April 17, 2026, LG&E and KU filed an application with the VSCC for approval of the merger and certain associated matters. LG&E and KU anticipate filing a related application with the VSCC for approval of financing and affiliate transactions in connection with the proposed merger by mid-May 2026. LG&E and KU anticipate filing an application with the FERC for approval of the merger in the second quarter of 2026. Ultimately, any merger would require formal approval from the KPSC, VSCC and FERC, as well as the boards and sole shareholder of both companies.

PPL, LG&E and KU cannot predict the outcome of this matter, including the regulatory proceedings.

Mill Creek Unit 2 RAR Application (PPL and LG&E)

In 2023, the KPSC issued an order approving, among other items, the requested retirement of Mill Creek Unit 2.

LG&E anticipates the recovery of associated costs, including the remaining net book value, for Mill Creek Unit 2 through the RAR. The remaining net book value of Mill Creek Unit 2 was approximately $194 million at March 31, 2026 and LG&E is continuing to depreciate using the current approved rates through its retirement date. LG&E expects to reclassify the net book value remaining at retirement to a regulatory asset to be amortized over a period of ten years in accordance with the RAR. There can be no assurance that these costs will be recovered in the amounts or over the time periods that LG&E expects. See the "Rate Case Proceedings" discussion above for information regarding potential changes in the retirement date of Mill Creek Unit 2.

Virginia Activities

See "Kentucky Activities - Potential Legal Merger of LG&E and KU" above with respect to filing an application with VSCC for approval of a merger between LG&E and KU.

Rate Case Proceeding (PPL and KU)

On April 30, 2026, KU filed a request with the VSCC for an increase in Virginia annual base electricity rates of approximately $19 million. KU's request is based on an authorized 10.95% ROE. Subject to regulatory review and approval, new rates would become effective February 1, 2027. PPL and KU cannot predict the outcome of this matter.

Pennsylvania Activities (PPL and PPL Electric)

Rate Case Proceeding

On September 30, 2025, PPL Electric filed a request with the PAPUC for an increase in distribution base rates of approximately $356 million, more than $50 million of which is already included in customer bills through rate recovery mechanisms, and approval of certain regulatory and accounting treatments. The proposed increase in distribution base rates would increase PPL Electric's total annual revenue by approximately 8.6%. The application is based on a fully projected future test year of July 1, 2026 through June 30, 2027 and requested an authorized ROE of 11.3%. Subject to PAPUC approval, new distribution base rates are expected to become effective on July 1, 2026.

On March 5, 2026, PPL Electric reached a non‑unanimous settlement in principle (the settlement) in its distribution rate case. On March 13, 2026, PPL Electric submitted a joint petition with the PAPUC reflecting the settlement to resolve all issues in PPL Electric's base rate proceeding.

The settlement proposed an annual electric base distribution revenue increase of approximately $275 million and does not stipulate a return on equity or capital structure. As part of the settlement, PPL Electric will not increase distribution base rates for two years from the effective date of the new rates. Additionally, the settlement:

•provides for DSIC eligible capital investment (and associated depreciation and tax effects) to be rolled into base rates, and for the DSIC to be reset to zero, capped at 5.0% of annual distribution revenues, upon implementation of new base rates.
•sets the expense from reportable storms recovered through base rates for the Storm Damage Expense Rider (SDER) at $32 million annually beginning July 1, 2026. To the extent eligible reportable storm expenses are above or below this level, over or under collections would be addressed through the SDER during the applicable recovery period.
•supports capitalization of Information Technology (IT) upgrades for planned system implementations and infrastructure costs for shared IT platforms. The total projected cost of these projects is expected to be $54 million, inclusive of AFUDC, through June 30, 2027.
•supports adoption of a new tariff schedule governing service to certain large load customers (including data centers). This new rate class would provide $11 million in support for PPL Electric's residential low-income program.
•provides for enhancements to Customer Assistance Program processes and customer notifications, an increase to the Low-Income Usage Reduction Program annual budget beginning January 1, 2027 of $1.5 million (to a total of $13.5 million) with a rollover mechanism for unspent amounts, and a waiver of reconnection fees for low-income customers beginning July 1, 2027.

The settlement also contains agreed positions regarding certain other tariff, rate, regulatory accounting and other issues raised in the proceedings, as well as recommending approval of all remaining matters as requested by PPL Electric's rate request.

On April 17, 2026, the Administrative Law Judges presiding over the case recommended the settlement be approved without modification. A ruling from the PAPUC is anticipated during the second quarter of 2026. PPL and PPL Electric cannot predict the outcome of the proceeding.

Federal Matters

FERC Transmission Rate Filing (PPL, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going waivers and credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the U.S. Court of Appeals - D.C. Circuit (D.C. Circuit Court of Appeals) regarding the FERC's orders on the elimination of the mitigation and required transition mechanism. In August 2022, the D.C. Circuit Court of Appeals issued an order remanding the proceedings back to the FERC. On May 18, 2023, the FERC issued an order on remand reversing its 2019 decision and requiring LG&E and KU to refund credits previously withheld, including under such transition mechanism. LG&E and KU filed a petition for review of the FERC's May 18, 2023 order with the D.C. Circuit Court of Appeals and provided refunds in accordance with the FERC order on December 1, 2023. The FERC issued an order on LG&E's and KU's compliance filing on November 16, 2023, and LG&E and KU filed a petition for review of this November 16, 2023 order on February 14, 2024. The FERC issued the substantive order on rehearing on March 21, 2024, reaffirming its prior decision. On August 8, 2025, the D.C. Circuit Court of Appeals issued a procedural ruling vacating the FERC's prior orders and remanded the matter back to the FERC for further proceedings, which are underway. LG&E and KU cannot predict the ultimate outcome of the proceedings or any other post decision process but do not expect the annual impact to have a material effect on their operations or financial condition. LG&E and KU currently receive recovery of certain waivers and credits primarily through existing base rate levels.

ISO-NE ROE Complaints (PPL)

Transmission rates for utilities in ISO-NE are subject to a common ROE shared among the New England transmission owners (NETOs). This ROE has been set at 11.14% since 2005. In 2011 through 2016, transmission customer representatives filed four complaints at the FERC seeking to lower it, arguing that an 11.14% ROE was unjust and unreasonable under the Federal Power Act Section 206.

In 2014, the FERC issued Opinion No. 531 that changed the methodology the FERC uses for determining transmission ROEs. It set the ROE at 10.57% with a maximum ROE including incentives of 11.74%. Two additional FERC orders followed: Opinion No. 531-A (2014) and Opinion No. 531-B (2015). Each maintained the 10.57% ROE. Both the NETOs and customers appealed.

In 2017, the Circuit Court for the District of Columbia issued an order vacating Opinions Nos. 531, 531-A, and 531-B, and remanding to the FERC for further proceedings. The court found that the FERC had not properly followed Section 206, which required a specific finding that the existing 11.14% ROE was unjust and unreasonable before it could order a new 10.57% ROE. In 2018, the FERC issued an additional order on remand applicable to all four pending complaints, seeking additional briefing.

On March 19, 2026, the FERC issued Opinion No. 594, addressing the outstanding NETO complaint dockets. The FERC ordered NETOs' base ROE be set at 9.57%, with a total or maximum ROE including incentives not to exceed 12.09%, with an effective date of October 16, 2014.

As a result of the order, RIE recorded a liability of $26 million in the first quarter of 2026 for the estimated amounts to be refunded.

The FERC initially ordered refunds with interest at the FERC rate to be paid within thirty days. On April 2, 2026, RIE and the other NETOs filed for an extension of the refund period. On April 14, 2026, the FERC issued an order extending the refund period through May 20, 2027.

On April 20, 2026, RIE and the other NETOs filed a request for rehearing of Opinion No. 594, which is a necessary prerequisite to appeal the order. On April 30, 2026, RIE and the other NETOs filed a Section 205 docket requesting a new base ROE of 11.39% going forward. PPL and RIE cannot predict the outcome of these matters.

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

During the three months ended March 31, 2026 and 2025, RIE purchased $95 million and $87 million of accounts receivable from alternative suppliers.

During the three months ended March 31, 2026 and 2025, PPL Electric purchased $552 million and $466 million of accounts receivable from alternative suppliers.

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

	March 31, 2026					December 31, 2025
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (a)	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (a)
PPL
PPL Capital Funding (b)
Syndicated Credit Facility (c)	Dec. 2030	$1,500	$—	$—	$1,500	$—	$456
Bilateral Credit Facility	Feb. 2027	100	—	—	100	—	—
Bilateral Credit Facility	Feb. 2027	100	—	14	86	—	17
Total PPL Capital Funding Credit Facilities		$1,700	$—	$14	$1,686	$—	$473

PPL Electric
Syndicated Credit Facility	Dec. 2030	$750	$—	$226	$524	$—	$6
Total PPL Electric Credit Facilities		$750	$—	$226	$524	$—	$6

LG&E
Syndicated Credit Facility	Dec. 2030	$600	$—	$—	$600	$—	$—
Total LG&E Credit Facilities		$600	$—	$—	$600	$—	$—

KU
Syndicated Credit Facility	Dec. 2030	$600	$—	$—	$600	$—	$—
Total KU Credit Facilities		$600	$—	$—	$600	$—	$—

(a)Commercial paper issued reflects the undiscounted face value of the issuance.
(b)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(c)At March 31, 2026 and December 31, 2025 the facility included a $400 million borrowing sublimit for RIE and a $1.1 billion sublimit for PPL Capital Funding. RIE's borrowing sublimit is adjustable, at the borrowers' option, from $0 to $600 million, with the remaining balance available under the facility allocated to PPL Capital Funding. At March 31, 2026, PPL Capital Funding and RIE had no commercial paper outstanding. At December 31, 2025, PPL Capital Funding had $355 million of commercial paper outstanding and RIE had $101 million of commercial paper outstanding. RIE's obligations under the facility are not guaranteed by PPL.

(PPL)

In January 2026, PPL Capital Funding amended its existing $1.50 billion syndicated credit facility to extend the termination date of certain commitments from December 6, 2029 to December 6, 2030.

(PPL and PPL Electric)

In January 2026, PPL Electric amended its existing $750 million syndicated credit facility to extend the termination of certain commitments from December 6, 2029 to December 6, 2030.

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

(All Registrants)

The Registrants maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	March 31, 2026				December 31, 2025
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances (a)	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances (a)
PPL Capital Funding (b)(c)		$1,600	$—	$1,600	4.16%	$355
RIE (c)		400	—	400	4.21%	101
PPL Electric	4.01%	750	220	530		—
LG&E		600	—	600		—
KU		600	—	600		—
Total		$3,950	$220	$3,730		$456

(a)Commercial paper issued reflects the undiscounted face value of the issuance.
(b)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(c)Issuances under the PPL Capital Funding and RIE commercial paper programs are supported by the PPL Capital Funding syndicated credit facility. At March 31, 2026 and December 31, 2025, the borrowing sublimits were $400 million for RIE and $1.1 billion for PPL Capital Funding. PPL Capital Funding's commercial paper program is also backed by a separate bilateral credit facility for $100 million.

(PPL Electric, LG&E, and KU)

See Note 10 for discussion of intercompany borrowings.

Long-term Debt and Equity Securities

(PPL)

Corporate Units

In February 2026, PPL issued 23 million equity units (the Equity Units), initially in the form of corporate units (the Corporate Units), for total gross proceeds of $1.15 billion. The issuance included the underwriters' full exercise of their option to purchase up to an additional 3 million Corporate Units to cover over‑allotments. PPL received proceeds of approximately $1.13 billion, net of underwriting discounts and commissions. Proceeds were used to repay short-term debt and for general corporate purposes.

Each Corporate Unit has a stated amount of $50 and is comprised of (i) a purchase contract (each, a Purchase Contract) obligating the holder to purchase no later than February 15, 2029 (the Purchase Contract Settlement Date), a certain number of shares of PPL's common stock (Common Stock), for $50 in cash and (ii) a 1/40 undivided beneficial ownership interest in (a) $1,000 principal amount of PPL Capital Funding's 4.02% Remarketable Senior Notes due 2034 and (b) $1,000 principal amount of PPL Capital Funding's 4.02% Remarketable Senior Notes due 2039 (together the RSNs). The Corporate Units carry an annual distribution rate of 7.00% of the stated amount, which is comprised of a quarterly interest payment on the RSNs of 4.02% per year and a quarterly contract adjustment payment of 2.98% per year.

The holder's ownership interests in the RSNs are pledged to PPL to secure the holder's obligations under the related Purchase Contract. PPL expects that the RSNs will be remarketed prior to the Purchase Contract Settlement Date. Following a successful remarketing, the interest rates on the RSNs will reset to market rates at that time, interest will be payable on a semi-annual basis and PPL Capital Funding will cease to have the ability to redeem the RSNs at its option. If the remarketing is unsuccessful, the holders will have the right to put the RSNs to PPL Capital Funding at par.

The RSNs are unsecured and unsubordinated obligations of PPL Capital Funding and are fully and unconditionally guaranteed by PPL.

The number of shares to be delivered under the Purchase Contracts will be determined based on the applicable market value of PPL's Common Stock, which is the average of the volume-weighted average price on each trading day during the 20 consecutive scheduled trading day period ending on, and including, the third scheduled trading day prior to the Purchase Contract Settlement Date, subject to anti‑dilution adjustments, as follows:

•If the applicable market value is greater than or equal to $46.58, the holder will receive 1.0735 shares (a minimum of 24.7 million shares).
•If the applicable market value is greater than $37.26 but less than $46.58, the holder will receive a number of shares equal to $50 divided by the applicable market value.
•If the applicable market value is less than or equal to $37.26, the holder will receive 1.3419 shares (a maximum of 30.9 million shares).

Each Purchase Contract requires PPL to make quarterly contract adjustment payments at a rate of 2.98% per year on the $50 stated amount of the Equity Unit. PPL has the option to defer these contract adjustment payments until the Purchase Contract Settlement Date. Deferred contract adjustment payments will accrue additional contract adjustment payments at the rate of 7.00% per year until paid. Until any deferred contract adjustment payments have been paid, PPL may not (1) declare or pay any dividends or distributions on, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its capital stock, (2) make any payment of principal of, or interest or premium, if any, on, or repay, repurchase or redeem any of our debt securities that rank on parity with, or junior to, the contract adjustment payments, or (3) make any guarantee payments under any guarantee by PPL of securities of any of our subsidiaries if the guarantee ranks on parity with, or junior to, the contract adjustment payments.

The proceeds from the sale of the Equity Units were allocated to the RSNs and the Purchase Contracts, including the obligation to make contract adjustment payments, based on the underlying fair value of each instrument at the time of issuance. As a result, the RSNs were recorded at $1.15 billion, which approximated fair value, as long-term debt. At the time of issuance, the present value of the contract adjustment payments of $95 million was recorded to other long-term liabilities, representing the fair value of the obligation to make contract adjustment payments, with an offsetting reduction to capital in excess of par value for the issuance of the Purchase Contracts. The contract adjustment payment liability is being accreted through interest expense over the three-year term of the Purchase Contracts. The initial valuation of the contract adjustment payments is considered a non-cash transaction that is excluded from the Statement of Cash Flows. To settle the Purchase Contracts, PPL will be required to issue a maximum of approximately 30.9 million shares of Common Stock under the standard provisions of the Purchase Contracts and 42.9 million shares of common stock that could be issued under make-whole provisions in the event of early settlement upon a fundamental change. See Note 4 for EPS considerations related to the Purchase Contracts.

ATM Program

In February 2025, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $2 billion of its common stock through an ATM Program, which may utilize an optional forward sales component. Each forward contract under the agreement must be settled within 24 months. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. At March 31, 2026, PPL had outstanding forward contracts to sell approximately 27.4 million shares of its common stock at a blended initial forward price of approximately $35.90 per share. The forward sale price may be adjusted based on changes in daily interest rates, for certain stock loan fees as determined by a third-party agent, and will be subject to predetermined reductions based on expected dividends. Each outstanding forward contract must be settled on or before dates ranging from December 30, 2026 to August 11, 2027. PPL may elect, at its discretion, to physically settle, net share settle or net cash settle the forward contracts. At March 31, 2026, PPL could have settled the outstanding forward sale contracts with physical delivery of approximately 27.4 million shares of common stock for proceeds of approximately $980 million. The forward contracts under the ATM program are classified as equity transactions.

Dividends

In February 2026, PPL declared a quarterly cash dividend on its common stock, payable April 1, 2026, of 28.50 cents per share (equivalent to $1.14 per annum).

8. Defined Benefits

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

	Pension Benefits
	Three Months
	2026	2025
Service cost	$7	$8
Interest cost	44	45
Expected return on plan assets	(60)	(72)
Amortization of:
Actuarial loss	10	5
Net periodic defined benefit costs (credits)	$1	$(14)

	Other Postretirement Benefits
	Three Months
	2026	2025
Service cost	$2	$2
Interest cost	7	7
Expected return on plan assets	(7)	(8)
Amortization of:
Actuarial gain	(1)	(1)
Net periodic defined benefit costs (credits)	$1	$—

(All Registrants)

The non-service cost components of net periodic defined benefit costs (credits) (interest cost, expected return on plan assets, amortization of prior service cost and amortization of actuarial gain and loss) are presented in "Other Income (Expense) - net" on the Statements of Income. See Note 11 for additional information.
9. Commitments and Contingencies

Legal Matters

(All Registrants)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities, unless otherwise noted.

E.W. Brown Environmental Assessment (PPL and KU)

KU has undertaken extensive remedial measures at the E.W. Brown plant including closure of the former ash pond, implementation of a groundwater remedial action plan and performance of a corrective action plan. Additionally, KU has performed an aquatic study of adjacent surface waters and risk assessment pursuant to a 2017 Agreed Order with the Kentucky Energy and Environment Cabinet (KEEC). In 2021, the KEEC approved a report, prepared by KU's independent third-party consultant, finding that discharges from the E.W. Brown plant have not had any significant impact on Herrington Lake and that the water in the lake is safe for recreational use and meets safe drinking water standards. The KEEC subsequently approved KU's supplemental report finding that there are no significant unaddressed risks to human health or the environment at the plant. At the request of the KEEC in 2024, KU submitted a proposed environmental covenant specifying certain site restrictions. Discussions between KU and the KEEC are ongoing, and KU cannot predict the outcome of this matter.

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

CCRs

In 2015, the EPA issued a final rule governing management of CCRs, which include fly ash, bottom ash and sulfur dioxide scrubber wastes (2015 CCR Rule). The 2015 CCR Rule imposed extensive new requirements for certain CCR impoundments and landfills, including public notifications, location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements, and specifies restrictions relating to the beneficial use of CCRs. In January 2022, the EPA issued several proposed regulatory determinations, facility notifications, and public announcements which indicate increased scrutiny by the EPA to determine the adequacy of measures taken by facility owners and operators to achieve closure of CCR surface impoundments and landfills. In particular, the agency indicated that it will focus on certain practices which it views as posing a threat of continuing groundwater contamination. On May 8, 2024, the EPA issued a final rule (2024 CCR Rule) establishing regulatory requirements for inactive surface impoundments at inactive electricity generation facilities (legacy impoundments). The 2024 CCR Rule also establishes identification, groundwater monitoring, corrective action, closure, and post-closure care requirements for all CCR management units, as defined in the rule, at regulated CCR facilities regardless of how or when the CCR was placed. The rule also requires LG&E and KU to complete applicability determinations, implement site security measures, initiate weekly inspections and monthly monitoring of the impoundment, create a website, and complete hazard assessments and reports for its legacy impoundments. Additionally, the rule could potentially subject CCR management units that have previously completed remedial action and closure and certain beneficial use projects to additional federal regulatory requirements. Legal challenges to the rule have been filed in the D.C. Circuit Court. In March 2025, the EPA announced its plan to update the rule. In February 2026, the EPA published a final rule to extend the deadline for select CCR management units for the Facility Evaluation Report Part 1 and Part 2 by one year to February 2027 and February 2028, respectively. The rule extended the groundwater monitoring deadline to February 10, 2031, with the initial groundwater monitoring report extended to January 31, 2032.

On April 9, 2026, the EPA published a proposed rule to amend the 2024 CCR Rule. The rule proposes to allow certification of closure of legacy surface impoundments by removal for projects completed by November 8, 2024 under regulatory oversight. The rule also proposes to defer compliance of Legacy Surface Impoundments closed prior to November 8, 2024 with the CCR closure standards until site-specific decisions are made by permit authorities. The EPA proposes to rescind all CCR management unit requirements. The EPA proposes to allow alternative compliance pathway for CCR units for groundwater monitoring, corrective action, and closure requirements under federal or approved-state CCR permits that would allow risk-based closure. In addition, the EPA proposes to expand the definition of beneficial use and eliminate the cap for unencapsulated CCR on land.

In connection with the 2015 CCR Rule, LG&E and KU recorded adjustments to existing AROs beginning in 2015. In connection with the 2024 CCR Rule, in the second quarter of 2024, LG&E and KU recognized ARO obligations related to preliminary risk assessments, facility evaluations, feasibility studies and sampling. See Note 14 for additional information. The results of those evaluations, as well as future guidance, regulatory determinations, rulemakings, implementation determinations and other developments could potentially require revisions to current LG&E and KU compliance plans including additional monitoring and remediation at surface impoundments and landfills, the cost of which could be material. PPL, LG&E and KU are unable to predict the outcome of the ongoing litigation, rulemaking, and regulatory determinations or potential impacts on current LG&E and KU compliance plans. PPL, LG&E and KU are currently finalizing or revising closure plans and schedules in accordance with applicable regulations and further material changes to AROs, current capital plans or operating costs may be required as estimates are refined based on closure developments, groundwater monitoring results, and regulatory or legal proceedings. Costs relating to this rule are expected to be subject to rate recovery.

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

(PPL and PPL Electric)

PPL Electric is a potentially responsible party for a share of clean-up costs at certain sites. Cleanup actions have been or are being undertaken at these sites as requested by governmental agencies, the costs of which have not been and are not expected to be significant to PPL Electric. As of March 31, 2026 and December 31, 2025, PPL Electric had a recorded liability of $8 million, representing its best estimate of the probable loss incurred to remediate these sites.

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

As of March 31, 2026 and December 31, 2025, RIE had a recorded liability of $97 million and $98 million, representing its best estimate at each such time of the remaining costs of RIE's environmental remediation activities. These undiscounted costs are expected to be incurred over approximately 30 years and generally to be subject to rate recovery. However, remediation costs for each site may be materially higher than estimated, depending on changing technologies and regulatory standards, selected end uses for each site, and actual environmental conditions encountered. RIE has recovered amounts from certain insurers and potentially responsible parties, and, where appropriate, may seek additional recovery from other insurers and potentially responsible parties, but it is uncertain whether, and to what extent, such efforts will be successful.

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

(All Registrants)

The table below details guarantees provided as of March 31, 2026. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The Registrants believe the probability of expected payment/performance under each of these guarantees is remote, except for the guarantee related to the payment obligations of Safari under certain sale/leaseback financing transactions and PPL's agreement to fund any increases in the fair value of those obligations, which PPL believes are reasonably possible of occurring. For reporting purposes, on a consolidated basis, the guarantees of PPL include the guarantees of its subsidiary Registrants.

	Exposure at March 31, 2026		Expiration Date
PPL
Indemnifications related to certain tax liabilities related to the sale of the U.K. utility business	£50	(a)	2028
PPL guarantees related to certain sale/leaseback financing transactions related to the sale of Safari Holdings	$67	(b)	2028
Indemnifications for losses suffered related to items not covered by Aspen Power's representation and warranty insurance associated with the sale of Safari Holdings	140	(c)	2028
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(d)

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

Separately, PPL has agreed to fund incremental payment obligations under the buy-outs resulting from increases in the fair market value of the projects from the initial fair market value determined at the time of PPL's sale of Safari Holdings to the time the buy-out options are exercised by Safari. As of March 31, 2026, PPL cannot reasonably estimate its payment obligations related to the remaining buy-out options.
(c)Aspen Power has obtained representation and warranty insurance, therefore, PPL generally has no liability for its representations and warranties under the agreement except for losses suffered related to items not covered. Expiration of these indemnifications range from 18 months to 6 years from the date of the closing of the transaction, and PPL's aggregate liability for these claims will not exceed $140 million, subject to certain adjustments.
(d)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement, and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. PPL's proportionate share of OVEC's outstanding debt was $73 million at March 31, 2026, consisting of LG&E's share of $51 million and KU's share of $22 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 12 in PPL's, LG&E's and KU's 2025 Form 10-K for additional information on the OVEC power purchase contract.

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

PPL, on behalf of itself and certain of its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage. The insurance provides maximum aggregate coverage of $231 million for non-wildfire liability losses and maximum aggregate coverage of $196 million for wildfire liability losses. This insurance may be applicable to obligations under certain of these contractual arrangements.

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

	Three Months
	2026	2025
PPL Electric from PPL Services	$74	$64
LG&E from LKS	35	30
LG&E from PPL Services	47	20
KU from LKS	42	38
KU from PPL Services	49	19

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

Intercompany Borrowings

(PPL Electric)

CEP Reserves maintains an $800 million revolving line of credit with a PPL Electric subsidiary. At March 31, 2026, CEP Reserves had borrowings outstanding of $4 million. At December 31, 2025, CEP Reserves had borrowings outstanding of $143 million. The interest rates on borrowings are equal to an adjusted one-month SOFR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the PPL Electric Income Statements.

(LG&E and KU)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to the difference between LG&E's FERC borrowing limit and LG&E's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At March 31, 2026, LG&E's money pool unused capacity was $750 million. At March 31, 2026 and December 31, 2025, LG&E had no borrowings outstanding from KU and/or LKE.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to the difference between KU's FERC borrowing limit and KU's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At March 31, 2026, KU's money pool unused capacity was $612 million. At March 31, 2026, KU had borrowings outstanding of $38 million from LG&E and/or LKE. At December 31, 2025, KU had borrowings outstanding of $36 million from LG&E and/or LKE. These balances are reflected in "Notes payable to affiliates" on the KU Balance Sheets.

11. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended March 31 were:

	Three Months
	2026	2025
Defined benefit plans - non-service credits (Note 8)	$6	$8
Interest income	9	5
AFUDC - equity component	24	16
Miscellaneous	—	(1)
Other Income (Expense) - net	$39	$28

(PPL Electric)

The details of "Other Income (Expense) - net" for the periods ended March 31 were:

	Three Months
	2026	2025
Defined benefit plans - non-service credits (Note 8)	$1	$3
Interest income	2	2
AFUDC - equity component	9	7
Miscellaneous	—	(1)
Other Income (Expense) - net	$12	$11

12. Fair Value Measurements

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option pricing models) and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. See Note 1 in each Registrant's 2025 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	March 31, 2026				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$1,241	$1,241	$—	$—	$1,071	$1,071	$—	$—
Restricted cash and cash equivalents (a)	10	10	—	—	15	15	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	1,251	1,251	—	—	1,086	1,086	—	—
Special use funds (a):
Money market fund	1	1	—	—	1	1	—	—
Commingled debt fund measured at NAV (c)	4	—	—	—	5	—	—	—
Commingled equity fund measured at NAV (c)	4	—	—	—	5	—	—	—
Total special use funds	9	1	—	—	11	1	—	—
Price risk management assets (d):
Gas contracts	5	—	2	3	6	—	2	4
Total assets	$1,265	$1,252	$2	$3	$1,103	$1,087	$2	$4

Liabilities
Price risk management liabilities (d):
Interest rate derivatives	$5	$—	$5	$—	$5	$—	$5	$—
Gas contracts	10	—	7	3	10	—	6	4
Total price risk management liabilities	$15	$—	$12	$3	$15	$—	$11	$4

PPL Electric
Assets
Cash and cash equivalents	$19	$19	$—	$—	$30	$30	$—	$—
Total assets	$19	$19	$—	$—	$30	$30	$—	$—

LG&E
Assets
Cash and cash equivalents	$49	$49	$—	$—	$162	$162	$—	$—
Restricted cash and cash equivalents (a)	4	4	—	—	7	7	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	53	53	—	—	169	169	—	—
Total assets	$53	$53	$—	$—	$169	$169	$—	$—

Liabilities
Price risk management liabilities
Interest rate derivatives	$5	$—	$5	$—	$5	$—	$5	$—
Total price risk management liabilities	$5	$—	$5	$—	$5	$—	$5	$—

KU
Assets
Cash and cash equivalents	$14	$14	$—	$—	$10	$10	$—	$—
Restricted cash and cash equivalents (a)	4	4	—	—	7	7	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	18	18	—	—	17	17	—	—
Total assets	$18	$18	$—	$—	$17	$17	$—	$—

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

	March 31, 2026		December 31, 2025
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL
Contract adjustment payments (b)	$95	$95	$—	$—
Long-term debt	20,018	19,435	18,894	18,488
PPL Electric
Long-term debt	5,708	5,348	5,707	5,473
LG&E
Long-term debt	2,865	2,734	2,865	2,784
KU
Long-term debt	3,492	3,224	3,510	3,304

(a)Long-term debt amounts are net of issuance costs.
(b)Current portion is included in "Other current liabilities" and noncurrent portion is included in "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

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
•PPL and its subsidiaries are exposed to interest rate risk associated with debt securities and derivatives held by defined benefit plans. This risk is significantly mitigated due to the recovery methods in place.

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

PPL, LG&E and KU had no obligation to return or post cash collateral under master netting arrangements at March 31, 2026 and December 31, 2025.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate derivatives that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. As of March 31, 2026, PPL held an aggregate notional value in interest rate derivatives of $20 million that mature on June 15, 2026.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three months ended March 31, 2026 and 2025, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At March 31, 2026, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At March 31, 2026, LG&E held contracts with a notional amount of $64 million that mature in 2033.

Commodity Price Risk (PPL)

Economic Activity

RIE enters into derivative contracts that economically hedge natural gas purchases. Realized gains and losses from the derivatives are recoverable through regulated rates, therefore subsequent changes in fair value are included in regulatory assets or liabilities until they are realized as purchased gas. Realized gains and losses are recognized in "Energy Purchases" on the Statements of Income upon settlement of the contracts. At March 31, 2026, RIE held contracts with notional volumes of 39 Bcf that range in maturity from 2026 through 2029.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless the NPNS is elected. NPNS contracts include certain full requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps and RIE's gas derivative contracts that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at March 31, 2026 and December 31, 2025.

See Note 1 in each Registrant's 2025 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and the location of derivatives not designated as hedging instruments on the Balance Sheets:

	March 31, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate derivatives (b)	$—	$1	$—	$1
Gas contracts	4	6	6	5
Total current	4	7	6	6
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate derivatives (b)	—	4	—	4
Gas contracts	1	4	—	5
Total noncurrent	1	8	—	9
Total derivatives	$5	$15	$6	$15

(a)Current portion is included in "Other current assets" and "Other current liabilities" and noncurrent portion is included in "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.
(b)Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended March 31, 2026.

	Three Months		Three Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate derivatives	$—	Interest Expense	$(1)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months
Gas contracts	Energy purchases	$8
	Operating revenues	(1)
	Total	$7

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months
Gas Contracts	Regulatory assets - noncurrent	$(1)
	Total	$(1)

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the period ended March 31, 2025.

	Three Months		Three Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate derivatives	$—	Interest Expense	$(1)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months
Gas contracts	Energy Purchases	$(5)
	Total	$(5)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months
Interest rate derivatives	Regulatory assets - noncurrent	$(1)
Gas contracts	Regulatory liabilities - current	18
	Regulatory liabilities - noncurrent	1
	Total	$18

The following table presents the amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense as a result of cash flow hedging activity for the period ended March 31, 2026.

Three Months
Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$224
Amount of gain (loss) reclassified from AOCI to income	(1)

The following table presents the amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense as a result of cash flow hedging activity for the period ended March 31, 2025.

Three Months
Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$190
Amount of gain (loss) reclassified from AOCI to income	(1)

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	March 31, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate derivatives	$—	$1	$—	$1
Total current	—	1	—	1
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate derivatives	—	4	—	4
Total noncurrent	—	4	—	4
Total derivatives	$—	$5	$—	$5

There was no effect of derivatives not designated as cash flow hedges recognized in income or regulatory assets for the period ended March 31, 2026.

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the period ended March 31, 2025.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months
Interest rate derivatives	Regulatory assets - noncurrent	$(1)

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
March 31, 2026
Derivatives
PPL	$5	$4	$—	$1	$15	$4	$—	$11
LG&E	—	—	—	—	5	—	—	5

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2025
Derivatives
PPL	$6	$3	$—	$3	$10	$3	$—	$7
LG&E	—	—	—	—	5	—	—	5

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

(PPL)

At March 31, 2026, derivative contracts in a net liability position that contain credit risk-related contingent features were $5 million. The aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade was $5 million.

14. Asset Retirement Obligations

(PPL, LG&E and KU)

PPL's, LG&E's and KU's ARO liabilities are primarily related to CCR closure costs. See Note 9 for information on the CCR rule. LG&E and RIE also have AROs related to natural gas mains and wells. LG&E's and KU's transmission and distribution lines largely operate under perpetual property easement agreements, which do not generally require restoration upon removal of the property. Therefore, no material AROs are recorded for transmission and distribution assets. For LG&E, KU and RIE, all ARO accretion and depreciation expenses are reclassified as a regulatory asset or regulatory liability. ARO regulatory assets associated with certain CCR projects are amortized to expense in accordance with regulatory approvals. For other AROs, deferred accretion and depreciation expense is recovered through cost of removal.

The changes in the carrying amounts of AROs were as follows.

	PPL	LG&E	KU
Balance at December 31, 2025	$140	$75	$57
Accretion	2	1	1
Changes in estimated timing or cost	(11)	(11)	—
Obligations settled	(8)	(3)	(5)
Other	1	—	—
Balance at March 31, 2026	$124	$62	$53

15. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended March 31 were as follows.

	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
		Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
December 31, 2025	$12	$3	$(2)	$(215)	$(202)
Amounts arising during the period	—	1	—	—	1
Reclassifications from AOCI	1	—	—	—	1
Net OCI during the period	1	1	—	—	2
March 31, 2026	$13	$4	$(2)	$(215)	$(200)

December 31, 2024	$9	$4	$(3)	$(194)	$(184)
Reclassifications from AOCI	1	—	—	(1)	—
Net OCI during the period	1	—	—	(1)	—
March 31, 2025	$10	$4	$(3)	$(195)	$(184)

16. New Accounting Guidance Pending Adoption

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

Adoption of this guidance will result in additional disclosures. The Registrants plan to adopt the standard prospectively effective for the year ending December 31, 2027.

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

The following should be read in conjunction with the Registrants' Condensed Consolidated Financial Statements and the accompanying Notes and with the Registrants' 2025 Form 10-K. Capitalized terms and abbreviations are defined in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

"Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•"Overview" provides a description of each Registrant's business strategy and a discussion of important financial and operational developments.

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2026 with the same period in 2025. The PPL "Results of Operations" also includes "Segment Earnings," which provides a detailed analysis of earnings by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

•"Financial Condition - Liquidity and Capital Resources" provides an analysis of the Registrants' liquidity positions and credit profiles. This section also includes a discussion of rating agency actions.

•"Financial Condition - Risk Management" provides an explanation of the Registrants' risk management programs relating to market and credit risk.

Overview

Introduction

(PPL)

PPL, headquartered in Allentown, Pennsylvania, is a utility holding company. PPL, through its regulated utility subsidiaries, delivers electricity to customers in Pennsylvania, Kentucky, Virginia and Rhode Island; delivers natural gas to customers in Kentucky and Rhode Island; and generates electricity from power plants in Kentucky.

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

Segment Information (PPL)

PPL is organized into three reportable segments as depicted in the chart above: Kentucky Regulated, which primarily represents the results of LG&E and KU, Pennsylvania Regulated, which primarily represents the results of PPL Electric, and Rhode Island Regulated, which primarily represents the results of RIE. "Corporate and Other" consists primarily of corporate level financing costs, certain unallocated costs and certain non-recoverable costs incurred prior to 2026 in conjunction with the acquisition of RIE.

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

Rhode Island 2025 (PPL)

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

The application is based on a historical test year of September 1, 2024 through August 31, 2025 and requested an authorized ROE of 10.75%. Subject to RIPUC approval, new rates are expected to become effective on September 1, 2026. Certain counterparties have intervened in the proceeding, and on April 16, 2026, submitted testimony. A ruling from the RIPUC is anticipated during the third quarter of 2026. PPL cannot predict the outcome of the proceeding.

Pennsylvania 2025 (PPL and PPL Electric)

On September 30, 2025, PPL Electric filed a request with the PAPUC for an increase in distribution base rates of approximately $356 million, more than $50 million of which is already included in customer bills through rate recovery mechanisms, and approval of certain regulatory and accounting treatments. The proposed increase in distribution base rates would increase PPL Electric's total annual revenue by approximately 8.6%. The application is based on a fully projected future test year of July 1, 2026 through June 30, 2027 and requested an authorized ROE of 11.3%. Subject to PAPUC approval, new distribution base rates are expected to become effective on July 1, 2026.

On March 5, 2026, PPL Electric reached a non‑unanimous settlement in principle (the settlement) in its distribution rate case. On March 13, 2026, PPL Electric submitted a joint petition with the PAPUC reflecting the settlement to resolve all issues in PPL Electric's base rate proceeding.
The settlement proposed an annual electric base distribution revenue increase of approximately $275 million and does not stipulate a return on equity or capital structure. As part of the settlement, PPL Electric will not increase distribution base rates for two years from the effective date of the new rates. Additionally, the settlement:

•provides for DSIC eligible capital investment (and associated depreciation and tax effects) to be rolled into base rates, and for the DSIC to be reset to zero, capped at 5.0% of annual distribution revenues, upon implementation of new base rates.
•sets the expense from reportable storms recovered through base rates for the Storm Damage Expense Rider (SDER) at $32 million annually beginning July 1, 2026. To the extent eligible reportable storm expenses are above or below this level, over or under collections would be addressed through the SDER during the applicable recovery period.
•supports capitalization of Information Technology (IT) upgrades for planned system implementations and infrastructure costs for shared IT platforms. The total projected cost of these projects is expected to be $54 million, inclusive of AFUDC, through June 30, 2027.
•supports adoption of a new tariff schedule governing service to certain large load customers (including data centers). This new rate class would provide $11 million in support for PPL Electric's residential low-income program.
•provides for enhancements to Customer Assistance Program processes and customer notifications, an increase to the Low-Income Usage Reduction Program annual budget beginning January 1, 2027 of $1.5 million (to a total of $13.5 million) with a rollover mechanism for unspent amounts, and a waiver of reconnection fees for low-income customers beginning July 1, 2027.

The settlement also contains agreed positions regarding certain other tariff, rate, regulatory accounting and other issues raised in the proceedings, as well as recommending approval of all remaining matters as requested by PPL Electric's rate request.

On April 17, 2026, the Administrative Law Judges presiding over the case recommended the settlement be approved without modification. A ruling from the PAPUC is anticipated during the second quarter of 2026. PPL and PPL Electric cannot predict the outcome of the proceeding.

Kentucky 2025 (PPL, LG&E and KU)

On February 16, 2026, the KPSC issued orders approving portions of LG&E's and KU's October 2025 stipulation and recommendation, with modifications. See "Regulatory Matters - Kentucky Activities – Rate Case Proceedings" in Note 7 in PPL's, LG&E's and KU's 2025 Form 10-K for additional information on the filings made by LG&E and KU with the KPSC in 2025.

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

The PGR mechanism is similar to the Generation Cost Recovery Adjustment Clause proposed in the stipulation, but restructured by the KPSC to be a pilot adjustment mechanism with a term until the earlier of ten months following the submission of LG&E's and KU's next base rate proceeding or the effective date of new rates in such proceeding, with the expectation that the mechanism would be reviewed in such proceeding. The pilot mechanism will apply to the planned Mill Creek Unit 5, Brown Battery Energy Storage System, Mercer County Solar and Marion County Solar generation-related projects. The KPSC also included Mill Creek Unit 2's potential stay-open costs in the PGR in lieu of approving the stipulation's request for a stand-alone adjustment mechanism for such costs. Finally, the KPSC excluded from coverage under the PGR costs related to Mill Creek Unit 6 and Brown Unit 12 planned new generation assets due to their anticipated in-service dates falling outside of the estimated pilot mechanism's duration, but without prejudice to LG&E and KU seeking recovery of such costs in future proceedings.

The KPSC orders also approved, approved with modifications, or denied in some cases, other requested accounting and rate matters relating to regulatory assets or liabilities, depreciation rates, and other areas.

The rate changes have a retroactive effective date as of January 1, 2026. LG&E and KU applied refunds to customer accounts for amounts billed in excess of the rates approved by the KPSC.

The KPSC orders did not approve the Sharing Mechanism Adjustment Clause that had been requested in the stipulation and made no modifications to the stay out offer by LG&E and KU to refrain from effective base rate increases prior to August 2028.
LG&E and KU filed a request for rehearing on several issues contained in the orders from the KPSC on March 11, 2026, along with a Notice of their Withdrawal from the stipulation. On March 27, 2026, the KPSC issued orders correcting tariff appendices, denying two intervenor rehearing requests, and reopening the dockets to consider LG&E's and KU's request for rehearing. The KPSC has established a procedural schedule with two additional rounds of discovery beginning on April 10, 2026.

PPL, LG&E and KU cannot predict the outcome of this matter.

Virginia 2026 (PPL and KU)

On April 30, 2026, KU filed a request with the VSCC for an increase in Virginia annual base electricity rates of approximately $19 million. KU's request is based on an authorized 10.95% ROE. Subject to regulatory review and approval, new rates would become effective February 1, 2027. PPL and KU cannot predict the outcome of this matter.

(PPL, LG&E and KU)

Potential Legal Merger of LG&E and KU

Pursuant to prior orders of the KPSC, the LG&E and KU rate case application included an assessment of a potential legal merger of LG&E and KU and concluded a legal merger may be appropriate. On December 30, 2025, LG&E and KU filed a joint update in the rate case proceedings stating that they expected to file necessary applications for merger approval in mid-2026 with the KPSC. On March 31, 2026, LG&E and KU filed an application with the KPSC for approval of the merger and associated accounting, financing and rate mechanism matters. On April 17, 2026, LG&E and KU filed an application with the VSCC for approval of the merger and certain associated matters. LG&E and KU anticipate filing a related application with the VSCC for approval of financing and affiliate transactions in connection with the proposed merger by mid-May 2026. LG&E and KU anticipate filing an application with the FERC for approval of the merger in the second quarter of 2026. Ultimately, any merger would require formal approval from the KPSC, VSCC and FERC, as well as the boards and sole shareholder of both companies.

PPL, LG&E and KU cannot predict the outcome of this matter, including the regulatory proceedings.

Environmental Considerations for Coal-Fired Generation

The businesses of LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, and ELGs. See Notes 6, 9 and 14 to the Financial Statements for a discussion of these significant environmental matters. These and other environmental requirements led PPL, LG&E and KU to retire approximately 1,500 MW of coal-fired generating plants in Kentucky since 2010. As part of the long-term generation planning process, LG&E and KU evaluate a range of factors including the impact of potential stricter environmental regulations, fuel price scenarios, the cost of replacement generation, continued operations and major maintenance costs and the risk of major equipment failures in determining when to retire generation assets.

As a result of environmental requirements and aging infrastructure, LG&E has sought and obtained approval to retire two older coal-fired units at the Mill Creek Plant. Mill Creek Unit 1, with 300 MW of capacity, was retired in 2024. Mill Creek Unit 2, with 297 MW of capacity, was approved to be retired in 2027, subject to certain conditions. On October 28, 2025, in LG&E and KU's 2025 CPCN proceeding, the KPSC declined to rule on a request to extend the operation of Mill Creek Unit 2. The KPSC indicated that a request for a new retirement approval proceeding may be required should LG&E elect to operate Mill Creek Unit 2 beyond its existing approved retirement date and seek to later retire the unit. See "Rate Case Proceedings" in Note 6 to the Financial Statements for additional information.

FERC Transmission Rate Filing

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going waivers and credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the U.S. Court of Appeals - D.C. Circuit (D.C. Circuit Court of Appeals) regarding the FERC's orders on the elimination of the mitigation and required transition mechanism. In August 2022, the D.C. Circuit Court of Appeals issued an order remanding the proceedings back to the FERC. On May 18, 2023, the FERC issued an order on remand reversing its 2019 decision and requiring LG&E and KU to refund credits previously withheld, including under such transition mechanism. LG&E and KU filed a petition for review of the FERC's May 18, 2023 order with the D.C. Circuit Court of Appeals and provided refunds in accordance with the FERC order on December 1, 2023. The FERC issued an order on LG&E's and KU's compliance filing on November 16, 2023, and LG&E and KU filed a petition for review of this November 16, 2023 order on February 14, 2024. The FERC issued the substantive order on rehearing on March 21, 2024, reaffirming its prior decision. On August 8, 2025, the D.C. Circuit Court of Appeals issued a procedural ruling vacating the FERC's prior orders and remanded the matter back to the FERC for further proceedings, which are underway. LG&E and KU cannot predict the ultimate outcome of the proceedings or any other post decision process but do not expect the annual impact to have a material effect on their operations or financial condition. LG&E and KU currently receive recovery of certain waivers and credits primarily through existing base rate levels.

(PPL)

Hold Harmless Commitment

As a condition of its approval of the acquisition of RIE in May 2022, the Rhode Island Division of Public Utilities and Carriers (the Division) required PPL to hold harmless Rhode Island customers from the impact of future rate increases resulting from changes in Accumulated Deferred Income Taxes as a result of the Acquisition (the Hold Harmless Commitment). On June 13, 2025, an agreement was entered into by and among RIE, PPL, PPL Rhode Island Holdings and the Division's Advocacy Section (the Hold Harmless Implementation Agreement) to satisfy the Hold Harmless Commitment by providing approximately $155 million in miscellaneous bill credits. On September 10, 2025, the Division issued an order confirming that RIE's provision of proposed miscellaneous bill credits as set forth in the Hold Harmless Implementation Agreement would satisfy the Hold Harmless Commitment. Also on September 10, 2025, the RIPUC opened a docket to evaluate the miscellaneous bill credit proposal set forth in the Hold Harmless Implementation Agreement, including the underlying rate accounting, and required RIE to file a tariff advice with the RIPUC, which RIE filed on October 2, 2025. RIE subsequently filed a notice of withdrawal of its tariff advice filing noting that it would hold in abeyance a comprehensive satisfaction of the Hold Harmless Commitment.

During the first quarter of 2026, RIE re-engaged in discussions with the Division regarding a proposal to satisfy the Hold Harmless Commitment. On April 16, 2026, RIE filed a motion with the RIPUC to reopen the previous docket concerning the Hold Harmless Commitment along with an updated tariff advice which reflects a methodology consistent with the previously proposed miscellaneous bill credits and two potential, alternative methods of allocating the bill credits among customers. The actual amount of miscellaneous bill credits to be issued will vary depending upon the agreed upon cost of capital, timing of the issuance of the credits, and the outcome of the pending distribution rate case proceedings. As proposed, the bill credits would be issued and recorded as a reduction to revenue in the first quarters of 2027 and 2028. On April 17, 2026, the RIPUC approved the motion and consolidated the tariff advice docket with the pending base distribution rate proceeding. PPL cannot predict the outcome of these proceedings.

FY 2027 Gas ISR Plan

On March 27, 2026, the RIPUC approved a capital budget of $161 million. In addition, the RIPUC approved an O&M budget of $17 million for curb-to-curb paving. On March 31, 2026, the RIPUC approved RIE's compliance filing for rates effective April 1, 2026.

FY 2027 Electric ISR Plan

On March 27, 2026, the RIPUC approved a capital budget of $141 million (including $18 million for Advanced Metering Functionality). In addition, the RIPUC approved an O&M budget of $14 million, primarily for vegetation management. On March 31, 2026, the RIPUC approved RIE's compliance filing for rates effective April 1, 2026.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2026 with the same period in 2025. The "Segment Earnings" discussion provides a review of results by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

(PPL Electric, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2026 with the same period in 2025.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis and Segment Earnings

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results:

	Three Months
	2026	2025	$ Change
Operating Revenues	$2,774	$2,504	$270

Operating Expenses
Operation
Fuel	274	234	40
Energy purchases	703	559	144
Other operation and maintenance	579	598	(19)
Depreciation	351	322	29
Taxes, other than income	122	113	9
Total Operating Expenses	2,029	1,826	203
Operating Income	745	678	67
Other Income (Expense) - net	39	28	11
Interest Expense	224	190	34
Income Before Income Taxes	560	516	44
Income Taxes	108	102	6
Net Income	$452	$414	$38

Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
PPL Electric distribution price (a)	$14
PPL Electric PLR (b)	111
PPL Electric transmission formula rate (c)	22
LG&E retail rates (d)	34
LG&E fuel and other energy purchases (e)	47
KU retail rates (d)	36
KU fuel and other energy purchases (f)	24
RIE distribution price (g)	(28)
RIE distribution volume	8
RIE retail energy (h)	(16)
RIE transmission formula rate (i)	(15)
RIE gas (j)	21
Other	12
Total	$270

(a)The increase was primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)The increase was primarily due to higher energy prices, higher volumes due to weather and an increase in PLR customers.
(c)The increase was primarily due to returns on additional transmission capital investments.
(d)The increase was due to new base rates approved by the KPSC effective January 1, 2026.
(e)The increase was primarily due to higher recoveries of fuel expenses and energy purchases.
(f)The increase was primarily due to higher recoveries of fuel expenses.
(g)The decrease was primarily due to reconcilable cost recovery mechanisms approved by the RIPUC.
(h)The decrease was primarily due to lower prices, partially offset by higher customer volumes.

(i)The decrease was primarily due to the ISO-NE transmission rates ROE reduction. See Note 6 to the Financial Statements for additional information.
(j)The increase was primarily due to higher prices and higher volumes.

Fuel

Fuel increased $40 million for the three months ended March 31, 2026 compared with 2025, primarily due to a $47 million increase in commodity costs, partially offset by a $7 million decrease in volumes due to weather.

Energy Purchases

The increase (decrease) in energy purchases was due to:

Three Months
PPL Electric PLR prices	$78
PPL Electric PLR volumes	20
LG&E volumes	(7)
LG&E commodity costs	38
RIE commodity costs	13
RIE net metering	(7)
RIE volumes	13
Other	(4)
Total	$144

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

Three Months
PPL Electric storm costs	$15
PPL Electric power restoration costs	7
LG&E IT regulatory assets (a)	(10)
KU IT regulatory assets (a)	(10)
KU miscellaneous expenses (b)	7
RIE gas maintenance expenses	5
RIE energy efficiency program expenses	(21)
RIE bad debt expenses	5
RIE storm expenses	(10)
RIE pension alignment	6
IT costs (c)	(11)
Transition costs associated with RIE	(17)
Other	15
Total	$(19)

(a)The decrease was primarily due to the reclassification of 2025 costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems to a regulatory asset. See Note 6 to the Financial Statements for additional information.
(b)The increase is primarily due to higher bad debt expenses, generation maintenance expenses and vegetation management expenses.
(c)Primarily a decrease in costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems.

Depreciation

Depreciation increased $29 million for the three months ended March 31, 2026 compared with 2025, primarily due to an increase in PP&E additions, net of retirements.

Interest Expense

Interest Expense increased $34 million for the three months ended March 31, 2026 compared with 2025, primarily due to an increase in long-term debt borrowings.

Segment Earnings

PPL's Net Income (Loss) by reportable segment for the periods ended March 31 were as follows:

	Three Months
	2026	2025	$ Change
Kentucky Regulated	$270	$223	$47
Pennsylvania Regulated	184	184	—
Rhode Island Regulated	36	70	(34)
Corporate and Other (a)	(38)	(63)	25
Net Income (Loss)	$452	$414	$38

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
• Other charges or credits that are, in management's view, non-recurring or otherwise not reflective of the company's ongoing operations.

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended March 31 were as follows:

	Three Months
	2026	2025	$ Change
Kentucky Regulated	$254	$225	$29
Pennsylvania Regulated	186	185	1
Rhode Island Regulated	73	72	1
Corporate and Other	(35)	(38)	3
Earnings from Ongoing Operations	$478	$444	$34

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

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results:

	Three Months
	2026	2025	$ Change
Operating Revenues	$1,207	$1,059	$148
Fuel	274	234	40
Energy purchases	126	96	30
Other operation and maintenance	193	200	(7)
Depreciation	192	176	16
Taxes, other than income	27	25	2
Total Operating Expenses	812	731	81
Other Income (Expense) - net	11	8	3
Interest Expense	71	60	11
Income Taxes	65	53	12
Net Income	270	223	47
Less: Special Items	16	(2)	18
Earnings from Ongoing Operations	$254	$225	$29

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended March 31.

	Income Statement Line Item	Three Months
		2026	2025
IT transformation, net of tax of ($4), $1 (a)	Other operation and maintenance	$16	$(1)
Office relocation and related costs, net of tax of $0 (b)	Other operation and maintenance	—	(1)
Total Special Items		$16	$(2)

(a)2026 is primarily related to the reversal of 2025 costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems, reclassified to a regulatory asset. See Note 6 to the Financial Statements for additional information.
(b)Certain costs related to the relocation of corporate offices.

The changes in the components of the Kentucky Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

Three Months
Operating Revenues	$148
Fuel	(40)
Energy purchases	(30)
Other operation and maintenance	(16)
Depreciation	(16)
Taxes, other than income	(2)
Other Income (Expense) - net	3
Interest Expense	(11)
Income Taxes	(7)
Earnings from Ongoing Operations	29
Special Items, after-tax	18
Net Income	$47

•Higher operating revenues primarily due to a $71 million increase in recoveries of fuel and energy purchases and a $70 million increase in retail rates due to new base rates approved by the KPSC effective January 1, 2026.

•Higher fuel expense primarily due to a $47 million increase in commodity costs, partially offset by a $7 million decrease in volumes due to weather.

•Higher energy purchases primarily due to a $37 million increase in commodity costs, partially offset by a $7 million decrease in volumes due to weather.

•Higher other operation and maintenance expense primarily due to a $6 million increase in generation maintenance and a $3 million increase in bad debts.

•Higher depreciation primarily due to an increase in additions to PP&E, net of retirements.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results:

	Three Months
	2026	2025	$ Change
Operating Revenues	$971	$819	$152
Energy purchases	331	229	102
Other operation and maintenance	190	162	28
Depreciation	108	102	6
Taxes, other than income	48	41	7
Total Operating Expenses	677	534	143
Other Income (Expense) - net	12	11	1
Interest Income from Affiliate	1	2	(1)
Interest Expense	67	60	7
Income Taxes	56	54	2
Net Income	184	184	—
Less: Special Items	(2)	(1)	(1)
Earnings from Ongoing Operations	$186	$185	$1

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended March 31.

	Income Statement Line Item	Three Months
		2026	2025
IT transformation, net of tax of $1 (a)	Other operation and maintenance	$(2)	$—
Office relocation and related costs, net of tax of $1 (b)	Other operation and maintenance	—	(1)
Total Special Items		$(2)	$(1)

(a)Costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems.
(b)Certain costs related to the relocation of corporate offices.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

Three Months
Operating Revenues	$152
Energy purchases	(102)
Other operation and maintenance	(26)
Depreciation	(6)
Taxes, other than income	(7)
Other Income (Expense) - net	1
Interest Income from Affiliate	(1)
Interest Expense	(7)
Income Taxes	(3)
Earnings from Ongoing Operations	1
Special Items, after-tax	(1)
Net Income	$—

•Higher operating revenues primarily due to a $111 million increase in PLR, a $22 million increase in transmission formula rate revenue, a $14 million increase in distribution pricing and a $6 million increase in distribution volumes.

•Higher energy purchases primarily due to an increase in PLR prices of $78 million and an increase in PLR volumes of $20 million.

•Higher other operation and maintenance expense primarily due to a $15 million increase in storm costs and a $7 million increase in power restoration costs.

Rhode Island Regulated Segment

The Rhode Island Regulated segment includes the regulated electricity transmission and distribution and natural gas distribution operations of RIE.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results:

	Three Months
	2026	2025	$ Change
Operating Revenues	$595	$626	$(31)
Energy purchases	247	235	12
Other operation and maintenance	191	200	(9)
Depreciation	47	42	5
Taxes, other than income	46	47	(1)
Total Operating Expenses	531	524	7
Other Income (Expense) - net	10	7	3
Interest Income from Affiliate	—	2	(2)
Interest Expense	33	23	10
Income Taxes	5	18	(13)
Net Income	36	70	(34)
Less: Special Items	(37)	(2)	(35)
Earnings from Ongoing Operations	$73	$72	$1

The following after-tax gains (losses), which management considers special items, impacted the Rhode Island Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended March 31.

	Income Statement Line Item	Three Months
		2026	2025
ISO-NE transmission rates ROE reduction, net of tax of $4 (a)	Operating Revenues	$(15)	$—
Meter system integration impacts, net of tax of $2 (b)	Operating Revenues	(9)	—
Acquisition integration, net of tax of $0 (c)	Other operation and maintenance	—	(2)
Customer system integration impacts, net of tax of $2 (d)	Other operation and maintenance	(7)	—
IT transformation, net of tax of $1, $0 (e)	Other operation and maintenance	(2)	(1)
Acquisition integration, net of tax of ($2) (f)	Other Income (Expense) - net	—	9
Energy efficiency programs settlement, net of tax of $0 (g)	Other Income (Expense) - net	—	(8)
ISO-NE transmission rates ROE reduction, net of tax of $1 (a)	Interest Expense	(4)	—
Total Special Items		$(37)	$(2)

(a)Prior period impact of an ISO-NE transmission rate reduction. See Note 6 to the Financial Statements for additional information.
(b)Prior period impact related to a meter data system integration post transition services agreement.
(c)Costs are related to distributed generation projects that PPL will not seek regulatory recovery of.
(d)Certain collection process costs incurred due to the timing and implementation of the customer system integration.
(e)Costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems.
(f)Primarily includes a transition services agreement settlement.
(g)Costs associated with a settlement agreement regarding energy efficiency programs prior to PPL's acquisition of RIE.

The changes in the components of the Rhode Island Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

Three Months
Operating Revenues	$—
Energy purchases	(12)
Other operation and maintenance	18
Depreciation	(5)
Taxes, other than income	1
Other Income (Expense) - net	2
Interest Income from Affiliate	(2)
Interest Expense	(5)
Income Taxes	4
Earnings from Ongoing Operations	1
Special Items, after-tax	(35)
Net Income	$(34)

•Flat operating revenues primarily due to a $21 million increase in gas prices and volumes, an $8 million increase in distribution volumes and a $6 million increase in the transmission formula rate, offset by a $28 million decrease in reconcilable cost recovery mechanisms approved by the RIPUC and a $7 million decrease in other items that are not individually significant.

•Higher energy purchases primarily due to a $13 million increase in commodity costs and a $13 million increase in volumes, partially offset by a $7 million decrease in net metering and a $7 million decrease in other items that are not individually significant.

•Lower other operation and maintenance expense primarily due to a $21 million decrease in energy efficiency expenses and a $10 million decrease in storm recovery funds, partially offset by a $5 million increase in bad debt expenses, a $5 million increase in gas system pressure expenses and a $6 million increase due to a reclassification of the pension adjustment mechanism to align with PPL's accounting for other revenue related recovery items.

•Higher depreciation primarily due to an increase in PP&E additions, net of retirements.

•Higher interest expense primarily due to increased borrowings.

•Lower income taxes primarily due to lower pre-tax income.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended March 31.

	2026 Three Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$270	$184	$36	$(38)	$452
Less: Special Items (expense) benefit:
IT transformation, net of tax of ($4), $1, $1, $1 (a)	16	(2)	(2)	(3)	9
Customer system integration impacts, net of tax of $2 (b)	—	—	(7)	—	(7)
ISO-NE transmission rates ROE reduction, net of tax of $5 (c)	—	—	(19)	—	(19)
Meter system integration impacts, net of tax of $2 (d)	—	—	(9)	—	(9)
Total Special Items	16	(2)	(37)	(3)	(26)
Earnings from Ongoing Operations	$254	$186	$73	$(35)	$478

(a)Costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems. Kentucky Regulated contains the reclassification of 2025 costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems to a regulatory asset. See Note 6 to the Financial Statements for additional information.
(b)Certain collection process costs incurred due to the timing and implementation of the customer system integration.
(c)Prior period impact of an ISO-NE transmission rate reduction. See Note 6 to the Financial Statements for additional information.
(d)Prior period impact of a meter data system integration post transition services agreement.

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
(b)Rhode Island Regulated primarily includes a transition services agreement settlement. Corporate and Other primarily includes integration and related costs associated with the acquisition of RIE.
(c)Costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems.
(d)Costs associated with a settlement agreement regarding energy efficiency programs prior to PPL's acquisition of RIE.
(e)Certain costs related to the relocation of corporate offices.

PPL Electric: Statement of Income Analysis

Net income for the periods ended March 31 includes the following results:

	Three Months
	2026	2025	$ Change
Operating Revenues	$971	$819	$152
Operating Expenses
Operation
Energy purchases	331	229	102
Other operation and maintenance	190	162	28
Depreciation	108	102	6
Taxes, other than income	48	41	7
Total Operating Expenses	677	534	143
Operating Income	294	285	9
Other Income (Expense) - net	12	11	1
Interest Income from Affiliate	1	2	(1)
Interest Expense	67	60	7
Income Before Income Taxes	240	238	2
Income Taxes	56	54	2
Net Income	$184	$184	$—

Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
Distribution price (a)	$14
Distribution volume (b)	6
PLR (c)	111
Transmission formula rate (d)	22
Other	(1)
Total	$152

(a)The increase was primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)The increase was primarily due to weather.
(c)The increase was primarily the result of higher energy prices, higher volumes due to weather and an increase in PLR customers.
(d)The increase was primarily due to returns on additional transmission capital investments.

Energy Purchases

Energy purchases increased $102 million for the three months ended March 31, 2026 compared with 2025, primarily due to higher PLR prices of $78 million and higher PLR volumes of $20 million.

Other Operation and Maintenance

Other operation and maintenance increased $28 million for the three months ended March 31, 2026 compared with 2025, primarily due to higher storm costs of $15 million and higher power restoration costs of $7 million.
LG&E: Statement of Income Analysis
Net income for the periods ended March 31 includes the following results:

	Three Months
	2026	2025	$ Change
Operating Revenues
Retail and wholesale	$588	$500	$88
Electric revenue from affiliate	9	5	4
Total Operating Revenues	597	505	92
Operating Expenses
Operation
Fuel	101	82	19
Energy purchases	119	88	31
Energy purchases from affiliate	6	5	1
Other operation and maintenance	83	89	(6)
Depreciation	83	74	9
Taxes, other than income	14	13	1
Total Operating Expenses	406	351	55
Operating Income	191	154	37
Other Income (Expense) - net	6	3	3
Interest Expense	32	26	6
Income Before Income Taxes	165	131	34
Income Taxes	33	26	7
Net Income	$132	$105	$27

Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
Retail rates (a)	$34
Fuel and other energy purchases (b)	53
Volumes (c)	(5)
RAR	5
Other	5
Total	$92

(a)The increase was due to new base rates approved by the KPSC effective January 1, 2026.
(b)The increase was primarily due to higher recoveries of fuel expenses and energy purchases.
(c)The decrease was primarily due to weather.

Fuel

Fuel expense increased $19 million for the three months ended March 31, 2026 compared with 2025, primarily due to an increase in commodity costs.

Energy Purchases

Energy purchases increased $31 million for the three months ended March 31, 2026 compared with 2025, primarily due to a $38 million increase in commodity costs, partially offset by a $7 million decrease in volumes primarily due to weather.

Other Operation and Maintenance

Other operation and maintenance decreased $6 million for the three months ended March 31, 2026 compared with 2025, primarily due to a $10 million decrease for a reclassification of 2025 costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems to a regulatory asset, partially offset by a $4 million increase in generation maintenance expenses.

Depreciation

Depreciation increased $9 million for the three months ended March 31, 2026 compared with 2025, primarily due to an increase in PP&E additions, net of retirements.

Income Taxes

Income taxes increased $7 million for the three months ended March 31, 2026 compared with 2025, primarily due to an increase in pre-tax income.

KU: Statement of Income Analysis

Net income for the periods ended March 31 includes the following results:

	Three Months
	2026	2025	$ Change
Operating Revenues
Retail and wholesale	$619	$559	$60
Electric revenue from affiliate	6	5	1
Total Operating Revenues	625	564	61
Operating Expenses
Operation
Fuel	173	152	21
Energy purchases	6	7	(1)
Energy purchases from affiliate	9	5	4
Other operation and maintenance	101	100	1
Depreciation	110	102	8
Taxes, other than income	13	12	1
Total Operating Expenses	412	378	34
Operating Income	213	186	27
Other Income (Expense) - net	7	5	2
Interest Expense	40	35	5
Income Before Income Taxes	180	156	24
Income Taxes	36	31	5
Net Income	$144	$125	$19

Operating Revenues

The increase (decrease) in operating revenues was due to:

Three Months
Retail rates (a)	$36
Fuel and other energy purchases (b)	24
Volumes (c)	(5)
Other	6
Total	$61

(a)The increase was due to new base rates approved by the KPSC effective January 1, 2026.
(b)The increase was primarily due to higher recoveries of fuel expenses.
(c)The decrease was primarily due to weather.

Fuel

Fuel expense increased $21 million for the three months ended March 31, 2026 compared with 2025, primarily due to a $30 million increase in commodity costs, partially offset by a $10 million decrease in volumes due to weather.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

Three Months
Generation maintenance expenses	$2
Vegetation management expenses	2
Bad debt expense	3
IT regulatory assets (a)	(10)
Other	4
Total	$1

(a)The decrease was due to the reclassification of 2025 costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems to a regulatory asset. See Note 6 to the Financial Statements for additional information.

Depreciation

Depreciation increased $8 million for the three months ended March 31, 2026 compared with 2025, primarily due to an increase in PP&E additions, net of retirements.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information for each of the Registrants as applicable.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL	PPL Electric	LG&E	KU
March 31, 2026
Cash and cash equivalents	$1,241	$19	$49	$14
Short-term debt	220	220	—	—
Long-term debt due within one year	994	108	90	146
Notes payable to affiliates	—	—	—	38

December 31, 2025
Cash and cash equivalents	$1,071	$30	$162	$10
Short-term debt	456	—	—	—
Long-term debt due within one year	904	—	90	164
Notes payable to affiliates		—	—	36

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the three month periods ended March 31, and the changes between periods, were as follows.

	PPL	PPL Electric	LG&E	KU
2026
Operating activities	$557	$57	$173	$239
Investing activities	(1,046)	(185)	(188)	(236)
Financing activities	654	117	(101)	(2)
2025
Operating activities	$513	$134	$199	$253
Investing activities	(783)	(97)	(122)	(174)
Financing activities	271	(34)	(78)	(81)
Change - Cash Provided (Used)
Operating activities	$44	$(77)	$(26)	$(14)
Investing activities	(263)	(88)	(66)	(62)
Financing activities	383	151	(23)	79

Operating Activities

The components of the change in cash provided by (used in) operating activities for the three months ended March 31, 2026 compared with 2025 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Net income	$38	$—	$27	$19
Non-cash components	81	30	(3)	(7)
Working capital	(48)	(101)	(82)	(16)
Other operating activities	(27)	(6)	32	(10)
Total	$44	$(77)	$(26)	$(14)

A majority of the Registrants' operating cash flows are provided by their electric and natural gas utilities, which are significantly influenced by factors such as weather, regulatory mechanisms, economic conditions, changes in working capital and operating costs.

(PPL)

PPL's cash provided by operating activities in 2026 increased $44 million compared with 2025.
•Net income increased $38 million between the periods and included an increase in non-cash components of $81 million. The increase in non-cash components was primarily due to an increase in deferred income taxes and investment tax credits.

•The $48 million decrease in cash from changes in working capital was primarily due to an increase in current regulatory assets and a decrease in taxes payable, partially offset by a decrease in accounts receivable and an increase in accounts payable.

•The $27 million decrease in cash from other operating activities was primarily due to an increase in other noncurrent assets and a decrease in other noncurrent liabilities.

(PPL Electric)

PPL Electric's cash provided by operating activities in 2026 decreased $77 million compared with 2025.
•Net income was flat between the periods and included an increase in non-cash components of $30 million. The increase in non-cash components was primarily due to an increase in deferred income taxes and investment tax credits.

•The $101 million decrease in cash from changes in working capital was primarily due to a decrease in accounts payable and taxes payable and an increase in accounts receivable, partially offset by a decrease in unbilled revenues.

(LG&E)

LG&E's cash provided by operating activities in 2026 decreased $26 million compared with 2025.
•Net income increased $27 million between the periods.

•The $82 million decrease in cash from changes in working capital was primarily due to a decrease in accounts payable and taxes payable and an increase in current regulatory assets.

•The $32 million increase in cash from other operating activities was primarily due to a decrease in other noncurrent assets and an increase in other noncurrent liabilities.

(KU)

KU's cash provided by operating activities in 2026 decreased $14 million compared with 2025.
•Net income increased $19 million between the periods.

•The $16 million decrease in cash from changes in working capital was primarily due to a decrease in taxes payable and accrued interest and an increase in unbilled revenues, partially offset by an increase in accounts payable.

•The $10 million decrease in cash from other operating activities was primarily due to an increase in other noncurrent assets and a decrease in other noncurrent liabilities.

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities for the three months ended March 31, 2026 compared with 2025 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Expenditures for PP&E	$(265)	$(6)	$(107)	$(66)
Notes receivable from affiliate	—	(83)	41	—
Other investing activities	2	1	—	4
Total	$(263)	$(88)	$(66)	$(62)

For PPL, the increase in expenditures for PP&E was due to an increase in project expenditures at PPL Electric, RIE, LG&E and KU. The increase in expenditures at PPL Electric was primarily due to increases in transmission and distribution projects. The increase in expenditures at LG&E was primarily due to the E.W. Brown battery storage project and Mill Creek Unit 5. The increase in expenditures at KU was primarily due to Mill Creek Unit 5.

For PPL Electric, the change in "Notes receivable from affiliate" is due to fewer payments received from affiliates. For LG&E, the change is due to additional lending to an affiliate. See Note 10 to the Financial Statements for further discussion of intercompany borrowings.

Financing Activities

(All Registrants)

PPL regularly analyzes and evaluates its capital structure and may explore potential transactions, including debt or equity purchases and/or exchanges from time to time through redemptions, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions.

The components of the change in cash provided by (used in) financing activities for the three months ended March 31, 2026 compared with 2025 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$1,132	$—	$—	$(18)
Dividends	(12)	(14)	—	(10)
Capital contributions/distributions, net	—	—	(3)	107
Change in short-term debt, net	(711)	165	(64)	(68)
Net increase (decrease) in notes payable with affiliate	—	—	43	67
Other financing activities	(26)	—	1	1
Total	$383	$151	$(23)	$79

See Note 7 to the Financial Statements in this Form 10-Q for information on 2026 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 8 to the Financial Statements in the Registrants' 2025 Form 10-K for information on 2025 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At March 31, 2026, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (a)	Unused Capacity
PPL Capital Funding Credit Facilities (b)	$1,600	$—	$—	$1,600
PPL Electric Credit Facility	750	—	226	524
LG&E Credit Facility	600	—	—	600
KU Credit Facility	600	—	—	600
Total Credit Facilities (c)	$3,550	$—	$226	$3,324

(a)Commercial paper issued reflects the undiscounted face value of the issuance.
(b)Includes a $1.5 billion syndicated credit facility with a $400 million borrowing sublimit for RIE and a $1.1 billion sublimit for PPL Capital Funding. RIE's borrowing sublimit is adjustable, at the borrowers' option, from $0 to $600 million, with the remaining balance of the $1.5 billion available under the facility allocated to PPL Capital Funding. At March 31, 2026, PPL Capital Funding and RIE had no commercial paper outstanding. RIE's obligations under the facility are not guaranteed by PPL.
(c)The commitments under the credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 8%, PPL Electric - 7%, LG&E - 7% and KU - 7%.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LG&E and KU)

	Committed Capacity	Borrowed	Commercial Paper Issued	Unused Capacity
LG&E Money Pool (a)	$750	$—	$—	$750
KU Money Pool (a)	650	38	—	612

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

Commercial Paper (All Registrants)

The Registrants, and PPL Capital Funding and RIE, maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facility, with PPL Capital Funding and RIE's issuances supported by PPL Capital Funding's syndicated credit facility. The following commercial paper programs were in place at March 31, 2026:

	Capacity	Commercial Paper Issuances (a)	Unused Capacity
PPL Capital Funding (b)	$1,600	$—	$1,600
RIE (b)	400	—	400
PPL Electric	750	220	530
LG&E	600	—	600
KU	600	—	600
Total PPL	$3,950	$220	$3,730

(a)Commercial paper issued reflects the undiscounted face value of the issuance.
(b)Issuances under the PPL Capital Funding and RIE commercial paper programs are supported by the PPL Capital Funding syndicated credit facility, which has a total capacity of $1.5 billion, currently with a $400 million borrowing sublimit for RIE and a $1.1 billion sublimit for PPL Capital Funding. PPL Capital Funding's Commercial paper program is also backed by a separate bilateral credit facility for $100 million.

Long-term Debt and Equity Security Activities

(All Registrants)

See Note 7 to the Financial Statements for information regarding the Registrants' long-term debt activities.

Corporate Units (PPL)

In February 2026, PPL issued 23 million equity units (the Equity Units), initially in the form of corporate units (the Corporate Units), for total gross proceeds of $1.15 billion. The issuance included the underwriters' full exercise of their option to purchase up to an additional 3 million Corporate Units to cover over‑allotments. PPL received proceeds of approximately $1.13 billion, net of underwriting discounts and commissions. Proceeds were used to repay short-term debt and for general corporate purposes.

Each Corporate Unit has a stated amount of $50 and is comprised of (i) a purchase contract (each, a Purchase Contract) obligating the holder to purchase no later than February 15, 2029 (the Purchase Contract Settlement Date), a certain number of shares of PPL's common stock (Common Stock), for $50 in cash and (ii) a 1/40 undivided beneficial ownership interest in (a) $1,000 principal amount of PPL Capital Funding's 4.02% Remarketable Senior Notes due 2034 and (b) $1,000 principal amount of PPL Capital Funding's 4.02% Remarketable Senior Notes due 2039 (together the RSNs). The Corporate Units carry an annual distribution rate of 7.00% of the stated amount, which is comprised of a quarterly interest payment on the RSNs of 4.02% per year and a quarterly contract adjustment payment of 2.98% per year.

The holder's ownership interests in the RSNs are pledged to PPL to secure the holder's obligations under the related Purchase Contract. PPL expects that the RSNs will be remarketed prior to the Purchase Contract Settlement Date. Following a successful remarketing, the interest rates on the RSNs will reset to market rates at that time, interest will be payable on a semi-annual basis and PPL Capital Funding will cease to have the ability to redeem the RSNs at its option. If the remarketing is unsuccessful, the holders will have the right to put the RSNs to PPL Capital Funding at par.

The RSNs are unsecured and unsubordinated obligations of PPL Capital Funding and are fully and unconditionally guaranteed by PPL.

The number of shares to be delivered under the Purchase Contracts will be determined based on the applicable market value of PPL's Common Stock, which is the average of the volume-weighted average price on each trading day during the 20 consecutive scheduled trading day period ending on, and including, the third scheduled trading day prior to the Purchase Contract Settlement Date, subject to anti‑dilution adjustments, as follows:

•If the applicable market value is greater than or equal to $46.58, the holder will receive 1.0735 shares (a minimum of 24.7 million shares).
•If the applicable market value is greater than $37.26 but less than $46.58, the holder will receive a number of shares equal to $50 divided by the applicable market value.
•If the applicable market value is less than or equal to $37.26, the holder will receive 1.3419 shares (a maximum of 30.9 million shares).

Each Purchase Contract requires PPL to make quarterly contract adjustment payments at a rate of 2.98% per year on the $50 stated amount of the Equity Unit. PPL has the option to defer these contract adjustment payments until the Purchase Contract Settlement Date. Deferred contract adjustment payments will accrue additional contract adjustment payments at the rate of 7.00% per year until paid. Until any deferred contract adjustment payments have been paid, PPL may not (1) declare or pay any dividends or distributions on, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its capital stock, (2) make any payment of principal of, or interest or premium, if any, on, or repay, repurchase or redeem any of our debt securities that rank on parity with, or junior to, the contract adjustment payments, or (3) make any guarantee payments under any guarantee by PPL of securities of any of our subsidiaries if the guarantee ranks on parity with, or junior to, the contract adjustment payments.

The proceeds from the sale of the Equity Units were allocated to the RSNs and the Purchase Contracts, including the obligation to make contract adjustment payments, based on the underlying fair value of each instrument at the time of issuance. As a result, the RSNs were recorded at $1.15 billion, which approximated fair value, as long-term debt. At the time of issuance, the present value of the contract adjustment payments of $95 million was recorded to other long-term liabilities, representing the fair value of the obligation to make contract adjustment payments, with an offsetting reduction to capital in excess of par value for the issuance of the Purchase Contracts. The contract adjustment payment liability is being accreted through interest expense over the three-year term of the Purchase Contracts. The initial valuation of the contract adjustment payments is considered a non-cash transaction that is excluded from the Statement of Cash Flows. To settle the Purchase Contracts, PPL will be required to issue a maximum of approximately 30.9 million shares of Common Stock under the standard provisions of the Purchase Contracts and 42.9 million shares of common stock that could be issued under make-whole provisions in the event of early settlement upon a fundamental change. See Note 4 for EPS considerations related to the Purchase Contracts.

ATM Program

In February 2025, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $2 billion of its common stock through an ATM Program, which may utilize an optional forward sales component. Each forward contract under the agreement must be settled within 24 months. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. At March 31, 2026, PPL had outstanding forward contracts to sell approximately 27.4 million shares of its common stock at a blended initial forward price of approximately $35.90 per share. The forward sale price may be adjusted based on changes in daily interest rates, for certain stock loan fees as determined by a third-party agent, and will be subject to predetermined reductions based on expected dividends. Each outstanding forward contract must be settled on or before dates ranging from December 30, 2026 to August 11, 2027. PPL may elect, at its discretion, to physically settle, net share settle or net cash settle the forward contracts. At March 31, 2026, PPL could have settled the outstanding forward sale contracts with physical delivery of approximately 27.4 million shares of common stock for proceeds of approximately $980 million. The forward contracts under the ATM program are classified as equity transactions.

Common Stock Dividends

In February 2026, PPL declared a quarterly common stock dividend, payable April 1, 2026, of 28.50 cents per share. Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

Ratings Triggers

(PPL, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, and interest rate instruments, contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 13 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for derivative contracts in a net liability position at March 31, 2026.

(All Registrants)

For additional information on the Registrants' liquidity and capital resources, see "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Registrants' 2025 Form 10-K.

Risk Management (All Registrants)

Market Risk

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

The following interest rate hedges were outstanding at March 31, 2026.

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at March 31, 2026 is shown below.

10% Adverse Movement in Rates on Fair Value of Debt
PPL	$734
PPL Electric	282
LG&E	134
KU	173

Commodity Price Risk

PPL is exposed to commodity price risk through its subsidiaries primarily from the purchases of electricity, natural gas and fuel but has cost recovery mechanisms to mitigate that risk. See Note 13 to the Financial Statements for further discussion of these risks.

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

Credit Risk

See Notes 12 and 13 to the Financial Statements in this Form 10-Q and "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Risk Management - Credit Risk" in the Registrants' 2025 Form 10-K for additional information.

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

See "Environmental Matters" in Item 1. "Business" in the Registrants' 2025 Form 10-K for information about environmental laws and regulations affecting the Registrants' business. See "Legal Matters" in Note 9 to the Financial Statements for a discussion of the more significant environmental claims. See Note 14 to the Financial Statements for information related to the impacts of CCRs on AROs.

The information below represents an update to "Item 1. Business – Environmental Matters" in the Registrants' 2025 Form 10-K.

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

Air

NAAQS

The Clean Air Act has a significant impact on the operation of fossil fuel generation plants. The Clean Air Act requires the EPA periodically to establish and review NAAQS for six pollutants including ozone (contributed to by nitrogen oxide emissions) and particulate matter, which are particularly relevant for fossil fuel generation plants. On February 2, 2024, the D.C. Circuit Court granted the EPA's motion for voluntary remand, without vacatur, of the ozone rule, which was under legal challenge. The EPA will complete a new review to incorporate new studies and updated analyses to determine the adequacy of the existing ozone standard. On March 6, 2024, the EPA finalized revisions to the particulate matter standard that lowers the primary standard for fine particulates. Several states and trade groups challenged the EPA's finalized revisions to the particulate matter standard in the D.C. Circuit Court. On November 25, 2025, the EPA filed a motion in the D.C. Circuit Court to vacate the fine particulate standard. The Court has not responded to the motion. Nonattainment designations for counties in which LG&E and KU generation is located, including Jefferson County, Kentucky, could potentially require additional particulate matter and nitrogen oxide reductions from sources including LG&E's Mill Creek Station, and more stringent requirements for new generation. PPL, LG&E, and KU are unable to predict future implementation actions or the outcome of future evaluations by the EPA and the states with respect to the NAAQS standards.

In March 2023, the EPA released a final Federal Implementation Plan under the Good Neighbor provisions of the Clean Air Act providing for significant additional nitrogen oxide emission reductions for compliance with the revised 2015 ozone NAAQS. The reductions in Kentucky state-wide nitrogen oxide budgets were scheduled to commence in 2023, with the largest reductions planned for 2026. The rules provide for reduced availability of nitrogen oxide allowances that have historically permitted operational flexibility for fossil units and could potentially result in constraints that may require implementation of additional emission controls or accelerate implementation of lower emission generation technologies. In June 2024, the U.S. Supreme Court issued a stay of the Good Neighbor Plan while the D.C. Circuit Court considers legal challenges to the rule. On December 6, 2024, the U.S. Court of Appeals for the Sixth Circuit vacated and remanded the EPA's disapproval of Kentucky's state implementation plan for the ozone NAAQS. On January 31, 2026, the EPA published a proposed Phase I Good Neighbor Plan revisions providing for approval of certain state implementation plans including that of Kentucky and withdrawing several prior disapprovals and error corrections. PPL, LG&E, and KU are monitoring ongoing legal and regulatory developments.

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

Modification of Mercury and Air Toxics Standards

In 2012, the EPA issued the Mercury and Air Toxics Standards (MATS) rule requiring reductions in mercury and other hazardous air pollutants from fossil fuel-fired power plants. LG&E and KU installed significant controls to achieve compliance with MATS and other rules. On May 7, 2024, the EPA issued a final rule increasing the stringency of MATS and further reducing emissions of certain hazardous air pollutants to reflect perceived developments in control technologies. Legal challenges to the rule have been filed in the D.C. Circuit Court. PPL, LG&E, and KU have reviewed the final rule and do not expect significant operational changes or additional controls to be required. On February 24, 2026, the EPA published a final rule to repeal the 2024 MATS revisions except for the Particulate Matter Continuous Emission Monitoring System testing criteria.

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

New Accounting Guidance (All Registrants)

There has been no new accounting guidance adopted in 2026. See Note 16 to the Financial Statements for discussion of significant accounting guidance pending adoption as of March 31, 2026.

Application of Critical Accounting Policies (All Registrants)

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following table summarizes the accounting policies by Registrant that are particularly important to an understanding of the reported financial condition or results of operations and require management to make estimates or other judgments of matters that are inherently uncertain. See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2025 Form 10-K for a discussion of each critical accounting policy.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) have concluded that, as of March 31, 2026, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the first quarter of 2026 see:

•"Item 3. Legal Proceedings" in each Registrant's 2025 Form 10-K; and
•Notes 5, 6, and 9 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the Registrants' 2025 Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

On March 12, 2026, Mr. J. Gregory Cornett, President of Rhode Island Energy, adopted a trading arrangement for the sale of shares of PPL's common stock (a Rule 10b5-1 Trading Plan) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934. Mr. Cornett's Rule 10b5-1 Trading Plan, which terminates on the earlier of (i) September 15, 2026 and (ii) the date all trades specified under the plan have been executed or all orders under the plan have expired, provides for the sale of up to $250,000.00 of shares of common stock of PPL, pursuant to the terms of the plan.

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits has heretofore been filed with the SEC and pursuant to Rule 12(b)-23 are incorporated herein by reference. Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

4(a)	-	Supplemental Indenture No. 19, dated as of February 26, 2026, of PPL Corporation and PPL Capital Funding, Inc. to The Bank of New York Mellon, as Trustee (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 23-2758192) dated February 23, 2026)
4(b)	-	Supplemental Indenture No. 20, dated as of February 26, 2026, of PPL Corporation and PPL Capital Funding, Inc. to The Bank of New York Mellon, as Trustee (Exhibit 4.4 to PPL Corporation Form 8-K Report (File No. 23-2758192) dated February 23, 2026)
4(c)	-	Purchase Contract and Pledge Agreement, dated as of February 26, 2026, among the Company and The Bank of New York Mellon, as Purchase Contract Agent, Collateral Agent, Custodial Agent and Securities Intermediary. (Exhibit 4.6 to PPL Corporation Form 8-K Report (File No. 23-2758192) dated February 23, 2026)
10(a)	-	Amendment No. 4 to Amended and Restated Revolving Credit Agreement, dated as of January 29, 2026, amending the Amended and Restated Revolving Credit Agreement, dated as of December 6, 2021, among PPL Capital Funding, Inc., as Borrower, The Narragansett Electric Company, as Designated Borrower, PPL Corporation, as Guarantor, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 30, 2026)
10(b)	-	Amendment No. 4 to Amended and Restated Revolving Credit Agreement, dated as of January 29, 2026, amending the Amended and Restated Revolving Credit Agreement, dated as of December 6, 2021, among PPL Electric Utilities Corporation, as Borrower, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 30, 2026)
10(c)	-	Amendment No. 4 to Amended and Restated Revolving Credit Agreement, dated as of January 29, 2026, amending the Amended and Restated Revolving Credit Agreement, dated as of December 6, 2021, among Louisville Gas and Electric Company, as Borrower, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 30, 2026)
10(d)	-	Amendment No. 4 to Amended and Restated Revolving Credit Agreement, dated as of January 29, 2026, amending the Amended and Restated Revolving Credit Agreement, dated as of December 6, 2021, among Kentucky Utilities Company, as Borrower, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 30, 2026)

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2026, filed by the following officers for the following companies:

*31(a)	-	PPL Corporation's principal executive officer
*31(b)	-	PPL Corporation's principal financial officer
*31(c)	-	PPL Electric Utilities Corporation's principal executive officer
*31(d)	-	PPL Electric Utilities Corporation's principal accounting and financial officer

*31(e)	-	Louisville Gas and Electric Company's principal executive officer
*31(f)	-	Louisville Gas and Electric Company's principal accounting and financial officer
*31(g)	-	Kentucky Utilities Company's principal executive officer
*31(h)	-	Kentucky Utilities Company's principal accounting and financial officer

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2026, furnished by the following officers for the following companies:

*32(a)	-	PPL Corporation's principal executive officer and principal financial officer
*32(b)	-	PPL Electric Utilities Corporation's principal executive officer and principal accounting and financial officer
*32(c)	-	Louisville Gas and Electric Company's principal executive officer and principal accounting and financial officer
*32(d)	-	Kentucky Utilities Company's principal executive officer and principal accounting and financial officer

101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	-	XBRL Taxonomy Extension Schema
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase
101.LAB	-	XBRL Taxonomy Extension Label Linkbase
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase
104	-	The Cover Page Interactive Data File is formatted as Inline XBRL and contained in Exhibits 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

PPL Corporation
(Registrant)

Date:	May 8, 2026	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	May 8, 2026	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting and Financial Officer)