Form 10-Q
period 2026-06-30
PPL Corp; PPL ELECTRIC UTILITIES CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2026-08-07
CIK 922224, 317187, 55387, 60549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2026
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

PPL Corporation    Common stock, $0.01 par value, 752,544,841 shares outstanding at July 31, 2026.
PPL Electric Utilities Corporation    Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Energy Holdings LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at July 31, 2026.
Louisville Gas and Electric Company    Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at July 31, 2026.
Kentucky Utilities Company    Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at July 31, 2026.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, other information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

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

Narragansett Electric - The Narragansett Electric Company, an entity that serves electric and natural gas customers in Rhode Island. Narragansett Electric is sometimes referred to as Rhode Island Energy, the name under which it provides gas and electric services to customers in Rhode Island, or RIE.

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
•strategic acquisitions, dispositions, joint ventures or similar transactions and our ability to consummate these business transactions, integrate the acquired entities or realize expected benefits from them;
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
•changes in state, federal or foreign legislation or regulatory developments, including legislation affecting the utility industry broadly in the jurisdictions we serve;

•the impact of any state, federal or foreign investigations applicable to the Registrants, their subsidiaries or the energy industry;
•our ability to attract and retain qualified employees;
•the effect of changing expectations and demands of our customers, regulators, investors and stakeholders, including differing views on environmental, social and governance concerns as well as data center development;
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

THIS PAGE INTENTIONALLY LEFT BLANK.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues	$2,111	$2,025	$4,885	$4,529

Operating Expenses
Operation
Fuel	195	192	469	426
Energy purchases	403	388	1,106	947
Other operation and maintenance	572	614	1,151	1,212
Depreciation	362	324	713	646
Taxes, other than income	104	101	226	214
Total Operating Expenses	1,636	1,619	3,665	3,445

Operating Income	475	406	1,220	1,084

Other Income (Expense) - net (Note 12)	43	23	82	51

Interest Expense	232	199	456	389

Income Before Income Taxes	286	230	846	746

Income Taxes	56	47	164	149

Net Income	$230	$183	$682	$597

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$0.31	$0.25	$0.91	$0.81
Diluted	$0.30	$0.25	$0.90	$0.80
Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	752,358	739,276	752,062	738,986
Diluted	757,225	742,541	757,193	741,972

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$230	$183	$682	$597

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Qualifying derivatives, net of tax of $0, $0, $0, $0	—	1	—	1
Equity investees' other comprehensive income (loss), net of tax of $0, $0, $0, $0	(1)	—	—	—
Defined benefit plans:
Net actuarial gain (loss), net of tax of $2, $3, $2, $3	(5)	(8)	(5)	(8)
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of $0, ($1), $0, ($1)	—	—	1	1
Defined benefit plans:
Net actuarial (gain) loss, net of tax of $0, $0, $0, $0	1	1	1	—
Total other comprehensive income (loss)	(5)	(6)	(3)	(6)

Comprehensive income	$225	$177	$679	$591

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries

(Unaudited) (Millions of Dollars)	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$682	$597
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	713	646
Amortization	65	49
Defined benefit plans - income	(7)	(30)
Deferred income taxes and investment tax credits	137	104
Stock-based compensation expense	31	26
Equity component of AFUDC	(52)	(35)
Other	(19)	12
Change in current assets and current liabilities
Accounts receivable	(31)	(91)
Accounts payable	(192)	(167)
Unbilled revenues	138	63
Fuel, materials and supplies	(42)	13
Prepayments	(67)	(56)
Taxes payable	(72)	40
Regulatory assets and liabilities, net	(10)	64
Accrued interest	6	(5)
Other	(36)	(52)
Other operating activities
Defined benefit plans - funding	(8)	(7)
Other assets	(101)	(77)
Other liabilities	5	21
Net cash provided by operating activities	1,140	1,115
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(2,339)	(1,723)
Other investing activities	(68)	10
Net cash used in investing activities	(2,407)	(1,713)
Cash Flows from Financing Activities
Issuance of long-term debt	2,046	—
Retirement of long-term debt	(668)	—
Payment of common stock dividends	(416)	(392)
Net increase (decrease) in short-term debt	(391)	983
Debt issuance costs	(38)	(5)
Other financing activities	(13)	(9)
Net cash provided by financing activities	520	577
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(747)	(21)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,086	339
Cash, Cash Equivalents and Restricted Cash at End of Period	$339	$318
Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$612	$450

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2026	December 31, 2025
Assets

Current Assets
Cash and cash equivalents	$332	$1,071
Accounts receivable (less reserve: 2026, $150; 2025, $133)
Customer	1,156	1,108
Other	92	117
Unbilled revenues (less reserve: 2026, $4; 2025, $6)	416	558
Fuel, materials and supplies	597	551
Prepayments	178	106
Regulatory assets	279	308
Other current assets	115	112
Total Current Assets	3,165	3,931

Property, Plant and Equipment
Regulated utility plant	44,248	42,953
Less: accumulated depreciation - regulated utility plant	10,683	10,303
Regulated utility plant, net	33,565	32,650
Non-regulated property, plant and equipment	82	71
Less: accumulated depreciation - non-regulated property, plant and equipment	26	26
Non-regulated property, plant and equipment, net	56	45
Construction work in progress	4,149	3,437
Property, Plant and Equipment, net	37,770	36,132

Other Noncurrent Assets
Regulatory assets	2,148	2,092
Goodwill	2,247	2,247
Other intangibles	331	327
Other noncurrent assets (less reserve for accounts receivable: 2026, $2; 2025, $1)	640	515
Total Other Noncurrent Assets	5,366	5,181

Total Assets	$46,301	$45,244

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2026	December 31, 2025
Liabilities and Equity

Current Liabilities
Short-term debt	$65	$456
Long-term debt due within one year	469	904
Accounts payable	1,360	1,559
Taxes	118	190
Interest	201	195
Dividends	210	198
Regulatory liabilities	367	376
Other current liabilities	707	668
Total Current Liabilities	3,497	4,546

Long-term Debt	19,789	17,990

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,669	3,506
Investment tax credits	107	109
Accrued pension obligations	262	281
Asset retirement obligations	109	133
Regulatory liabilities	3,253	3,318
Other deferred credits and noncurrent liabilities	570	480
Total Deferred Credits and Other Noncurrent Liabilities	7,970	7,827

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,331	12,443
Treasury stock	(547)	(575)
Earnings reinvested	3,458	3,207
Accumulated other comprehensive loss	(205)	(202)
Total Equity	15,045	14,881

Total Liabilities and Equity	$46,301	$45,244

(a)1,560,000 shares authorized, 771,335 shares issued and 752,369 shares outstanding at June 30, 2026. 1,560,000 shares authorized, 770,978 shares issued and 751,041 shares outstanding at December 31, 2025.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Treasury stock	Earnings reinvested	Accumulated other comprehensive loss	Total
March 31, 2026	752,178	$8	$12,316	$(548)	$3,443	$(200)	$15,019
Common stock issued	172		6				6
Treasury stock issued	19			1			1
Stock-based compensation			9				9
Net income					230		230
Dividends and dividend equivalents (b)					(215)		(215)
Other comprehensive income (loss)						(5)	(5)
June 30, 2026	752,369	$8	$12,331	$(547)	$3,458	$(205)	$15,045

December 31, 2025	751,041	$8	$12,443	$(575)	$3,207	$(202)	$14,881
Common stock issued	357		13				13
Treasury stock issued	971		—	28			28
Purchase contracts (c)			(108)				(108)
Stock-based compensation			(17)				(17)
Net income					682		682
Dividends and dividend equivalents (b)					(431)		(431)
Other comprehensive income (loss)						(3)	(3)
June 30, 2026	752,369	$8	$12,331	$(547)	$3,458	$(205)	$15,045

March 31, 2025	739,066	$8	$12,330	$(904)	$3,047	$(184)	$14,297
Common stock issued	186						—
Treasury stock issued	54		7	2			9
Stock-based compensation			6				6
Net income					183		183
Dividends and dividend equivalents (b)					(203)		(203)
Other comprehensive income (loss)						(6)	(6)
June 30, 2025	739,306	$8	$12,343	$(902)	$3,027	$(190)	$14,286

December 31, 2024	738,033	$8	$12,346	$(928)	$2,835	$(184)	$14,077
Common stock issued	386		—				—
Treasury stock issued	887		7	26			33
Stock-based compensation			(10)				(10)
Net income					597		597
Dividends and dividend equivalents (b)					(405)		(405)
Other comprehensive income (loss)						(6)	(6)
June 30, 2025	739,306	$8	$12,343	$(902)	$3,027	$(190)	$14,286

(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock were $0.2850 and $0.5700 for the three and six months ended June 30, 2026 and $0.2725 and $0.5450 for the three and six months ended June 30, 2025.
(c)See "Long-term Debt and Equity Securities - Corporate Units" in Note 7 for further discussion.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues	$744	$693	$1,715	$1,512

Operating Expenses
Operation
Energy purchases	213	169	544	398
Other operation and maintenance	158	159	348	321
Depreciation	110	100	218	202
Taxes, other than income	36	32	84	73
Total Operating Expenses	517	460	1,194	994

Operating Income	227	233	521	518

Other Income (Expense) - net (Note 12)	14	11	26	22

Interest Income from Affiliate	1	—	2	2

Interest Expense	73	62	140	122

Income Before Income Taxes	169	182	409	420

Income Taxes	37	43	93	97

Net Income (a)	$132	$139	$316	$323

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$316	$323
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	218	202
Amortization	29	21
Defined benefit plans - income	(5)	(15)
Deferred income taxes and investment tax credits	41	48
Equity component of AFUDC	(19)	(15)
Other	1	2
Change in current assets and current liabilities
Accounts receivable	(114)	(83)
Accounts payable	(128)	(83)
Unbilled revenues	77	17
Materials and supplies	(32)	(10)
Prepayments	(38)	(38)
Regulatory assets and liabilities, net	31	46
Taxes payable	(44)	(1)
Other	19	—
Other operating activities
Other assets	(15)	(26)
Other liabilities	—	(6)
Net cash provided by operating activities	337	382

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(794)	(697)
Expenditures for intangible assets	(7)	(4)
Notes receivable from affiliates	(366)	222
Other investing activities	34	12
Net cash used in investing activities	(1,133)	(467)

Cash Flows from Financing Activities
Issuance of long-term debt	496	—
Contributions from parent	530	—
Return of capital to parent	—	(100)
Payment of common stock dividends to parent	(221)	(207)
Net increase in short-term debt	—	384
Debt issuance costs	(6)	(1)
Net cash provided by financing activities	799	76

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3	(9)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	30	24
Cash, Cash Equivalents and Restricted Cash at End of Period	$33	$15

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$385	$201

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2026	December 31, 2025
Assets

Current Assets
Cash and cash equivalents	$33	$30
Accounts receivable (less reserve: 2026, $44; 2025, $34)
Customer	525	450
Other	26	29
Accounts receivable from affiliates	9	7
Notes receivable from affiliate	509	143
Unbilled revenues (less reserve: 2026, $2; 2025, $4)	128	209
Materials and supplies	184	151
Prepayments	76	38
Regulatory assets	54	112
Other current assets	68	46
Total Current Assets	1,612	1,215

Property, Plant and Equipment
Regulated utility plant	18,108	17,476
Less: accumulated depreciation - regulated utility plant	4,231	4,124
Regulated utility plant, net	13,877	13,352
Construction work in progress	1,407	1,216
Property, Plant and Equipment, net	15,284	14,568

Other Noncurrent Assets
Regulatory assets	771	725
Intangibles	286	282
Other noncurrent assets (less reserve for accounts receivable: 2026, $2; 2025, $1)	90	96
Total Other Noncurrent Assets	1,147	1,103

Total Assets	$18,043	$16,886

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2026	December 31, 2025
Liabilities and Equity

Current Liabilities
Long-term debt due within one year	$108	$—
Accounts payable	675	690
Accounts payable to affiliates	61	54
Taxes	3	47
Interest	69	66
Regulatory liabilities	106	103
Customer advances	126	92
Other current liabilities	80	58
Total Current Liabilities	1,228	1,110

Long-term Debt	6,091	5,707

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,843	1,781
Regulatory liabilities	807	828
Other deferred credits and noncurrent liabilities	111	122
Total Deferred Credits and Other Noncurrent Liabilities	2,761	2,731

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	5,568	5,038
Earnings reinvested	2,031	1,936
Total Equity	7,963	7,338

Total Liabilities and Equity	$18,043	$16,886

(a)170,000 shares authorized; 66,368 shares issued and outstanding at June 30, 2026 and December 31, 2025.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2026	66,368	$364	$5,038	$2,018	$7,420
Net income				132	132
Capital contributions from parent			530		530
Dividends declared				(119)	(119)
June 30, 2026	66,368	$364	$5,568	$2,031	$7,963

December 31, 2025	66,368	$364	$5,038	$1,936	$7,338
Net income				316	316
Capital contributions from parent			530		530
Dividends declared				(221)	(221)
June 30, 2026	66,368	$364	$5,568	$2,031	$7,963

March 31, 2025	66,368	$364	$4,668	$1,794	$6,826
Net income				139	139
Return of capital to parent			(100)		(100)
Dividends declared				(119)	(119)
June 30, 2025	66,368	$364	$4,568	$1,814	$6,746

December 31, 2024	66,368	$364	$4,668	$1,698	$6,730
Net income				323	323
Return of capital to parent			(100)		(100)
Dividends declared				(207)	(207)
June 30, 2025	66,368	$364	$4,568	$1,814	$6,746

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL Energy Holdings.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues
Retail and wholesale	$396	$373	$984	$873
Electric revenue from affiliate	2	5	11	10
Total Operating Revenues	398	378	995	883

Operating Expenses
Operation
Fuel	66	75	167	157
Energy purchases	20	23	139	111
Energy purchases from affiliate	12	7	18	12
Other operation and maintenance	97	91	180	180
Depreciation	87	77	170	151
Taxes, other than income	14	13	28	26
Total Operating Expenses	296	286	702	637

Operating Income	102	92	293	246

Other Income (Expense) - net (Note 12)	6	5	12	8

Interest Expense	32	27	64	53

Income Before Income Taxes	76	70	241	201

Income Taxes	16	14	49	40

Net Income (a)	$60	$56	$192	$161

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$192	$161
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	170	151
Amortization	10	11
Equity component of AFUDC	(11)	(7)
Other	(2)	4
Change in current assets and current liabilities
Accounts receivable	11	19
Accounts receivable from affiliates	16	12
Accounts payable	(15)	(8)
Accounts payable to affiliates	(13)	7
Unbilled revenues	10	3
Fuel, materials and supplies	6	15
Regulatory assets and liabilities, net	(32)	(17)
Taxes payable	(31)	(12)
Other	(11)	(13)
Other operating activities
Expenditures for asset retirement obligations	(5)	(4)
Other assets	(21)	(42)
Other liabilities	3	(1)
Net cash provided by operating activities	277	279
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(533)	(296)
Notes receivable with affiliates	36	(10)
Net cash used in investing activities	(497)	(306)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable to affiliates	108	(43)
Net increase in short-term debt	—	133
Payment of common stock dividends to parent	(130)	(111)
Contributions from parent	145	101
Return of capital to parent	(58)	(55)
Debt issuance costs	—	(1)
Net cash provided by financing activities	65	24
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(155)	(3)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	169	24
Cash, Cash Equivalents, and Restricted Cash at End of Period	$14	$21

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$86	$74

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2026	December 31, 2025
Assets

Current Assets
Cash and cash equivalents	$11	$162
Accounts receivable (less reserve: 2026, $6; 2025, $5)
Customer	141	154
Other	33	26
Unbilled revenues (less reserve: 2026, $0; 2025, $0)	87	97
Accounts receivable from affiliates	30	46
Notes receivable from affiliates	—	36
Fuel, materials and supplies	154	160
Prepayments	15	11
Regulatory assets	48	19
Other current assets	8	2
Total Current Assets	527	713

Property, Plant and Equipment
Regulated utility plant	8,406	8,270
Less: accumulated depreciation - regulated utility plant	1,946	1,842
Regulated utility plant, net	6,460	6,428
Construction work in progress	984	689
Property, Plant and Equipment, net	7,444	7,117

Other Noncurrent Assets
Regulatory assets	477	482
Goodwill	389	389
Other intangibles	11	11
Other noncurrent assets	122	106
Total Other Noncurrent Assets	999	988

Total Assets	$8,970	$8,818

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2026	December 31, 2025
Liabilities and Equity

Current Liabilities
Long-term debt due within one year	$155	$90
Notes payable to affiliates	108	—
Accounts payable	193	262
Accounts payable to affiliates	59	73
Customer deposits	37	37
Taxes	29	60
Regulatory liabilities	10	13
Interest	33	34
Asset retirement obligations	2	2
Other current liabilities	56	54
Total Current Liabilities	682	625

Long-term Debt	2,711	2,775

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	837	819
Investment tax credits	29	29
Price risk management liabilities	3	4
Asset retirement obligations	58	73
Regulatory liabilities	806	809
Other deferred credits and noncurrent liabilities	89	78
Total Deferred Credits and Other Noncurrent Liabilities	1,822	1,812

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	2,295	2,208
Earnings reinvested	1,036	974
Total Equity	3,755	3,606

Total Liabilities and Equity	$8,970	$8,818

(a)75,000 shares authorized; 21,294 shares issued and outstanding at June 30, 2026 and December 31, 2025.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2026	21,294	$424	$2,150	$1,063	$3,637
Net income				60	60
Capital contributions from parent			145		145
Dividends declared				(87)	(87)
June 30, 2026	21,294	$424	$2,295	$1,036	$3,755

December 31, 2025	21,294	$424	$2,208	$974	$3,606
Net income				192	192
Capital contributions from parent			145		145
Return of capital to parent			(58)		(58)
Dividends declared				(130)	(130)
June 30, 2026	21,294	$424	$2,295	$1,036	$3,755

March 31, 2025	21,294	$424	$1,927	$927	$3,278
Net income				56	56
Capital contributions from parent			101		101
Dividends declared				(68)	(68)
June 30, 2025	21,294	$424	$2,028	$915	$3,367

December 31, 2024	21,294	$424	$1,982	$865	$3,271
Net income				161	161
Capital contributions from parent			101		101
Return of capital to parent			(55)		(55)
Dividends declared				(111)	(111)
June 30, 2025	21,294	$424	$2,028	$915	$3,367

(a)Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues
Retail and wholesale	$493	$465	$1,112	$1,024
Electric revenue from affiliate	12	7	18	12
Total Operating Revenues	505	472	1,130	1,036

Operating Expenses
Operation
Fuel	128	117	301	269
Energy purchases	7	7	13	14
Energy purchases from affiliate	2	5	11	10
Other operation and maintenance	108	102	209	202
Depreciation	114	101	224	203
Taxes, other than income	14	13	27	25
Total Operating Expenses	373	345	785	723

Operating Income	132	127	345	313

Other Income (Expense) - net (Note 12)	6	5	13	10

Interest Expense	40	35	80	70

Income Before Income Taxes	98	97	278	253

Income Taxes	19	19	55	50

Net Income (a)	$79	$78	$223	$203

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$223	$203
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	224	203
Amortization	15	8
Equity component of AFUDC	(13)	(8)
Deferred income taxes and investment tax credits	—	4
Other	(13)	3
Change in current assets and current liabilities
Accounts receivable	—	3
Accounts payable	15	(5)
Accounts payable to affiliates	(11)	6
Unbilled revenues	(4)	(4)
Fuel, materials and supplies	(20)	(7)
Regulatory assets and liabilities, net	(1)	2
Taxes payable	(34)	(9)
Other	(19)	(24)
Other operating activities
Expenditures for asset retirement obligations	(8)	(4)
Other assets	(20)	(18)
Other liabilities	(1)	(2)
Net cash provided by operating activities	333	351
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(520)	(391)
Other investing activities	4	—
Net cash used in investing activities	(516)	(391)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable to affiliates	136	(27)
Retirement of long-term debt	(18)	—
Net increase in short-term debt	65	135
Payment of common stock dividends to parent	(150)	(128)
Contributions from parent	148	91
Return of capital to parent	—	(37)
Debt issuance costs	—	(1)
Net cash provided by financing activities	181	33
Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(2)	(7)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	17	29
Cash, Cash Equivalents, and Restricted Cash at End of Period	$15	$22

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$69	$100

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2026	December 31, 2025
Assets

Current Assets
Cash and cash equivalents	$12	$10
Accounts receivable (less reserve: 2026, $3; 2025, $4)
Customer	186	171
Other	29	26
Unbilled revenues (less reserve: 2026, $0; 2025, $0)	110	106
Fuel, materials and supplies	204	183
Prepayments	17	12
Regulatory assets	1	1
Other current assets	23	16
Total Current Assets	582	525

Property, Plant and Equipment
Regulated utility plant	11,143	10,929
Less: accumulated depreciation - regulated utility plant	3,084	2,934
Regulated utility plant, net	8,059	7,995
Construction work in progress	1,173	952
Property, Plant and Equipment, net	9,232	8,947

Other Noncurrent Assets
Regulatory assets	463	467
Goodwill	607	607
Other intangibles	33	34
Other noncurrent assets	190	178
Total Other Noncurrent Assets	1,293	1,286

Total Assets	$11,107	$10,758

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2026	December 31, 2025
Liabilities and Equity

Current Liabilities
Short-term debt	$65	$—
Long-term debt due within one year	206	164
Notes payable to affiliates	172	36
Accounts payable	139	137
Accounts payable to affiliates	94	106
Customer deposits	40	41
Taxes	29	63
Regulatory liabilities	15	16
Interest	37	38
Asset retirement obligations	8	6
Other current liabilities	63	69
Total Current Liabilities	868	676

Long-term Debt	3,287	3,346

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	973	956
Investment tax credits	78	79
Asset retirement obligations	41	51
Regulatory liabilities	975	997
Other deferred credits and noncurrent liabilities	55	44
Total Deferred Credits and Other Noncurrent Liabilities	2,122	2,127

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	3,365	3,217
Earnings reinvested	1,157	1,084
Total Equity	4,830	4,609

Total Liabilities and Equity	$11,107	$10,758

(a)80,000 shares authorized; 37,818 shares issued and outstanding at June 30, 2026 and December 31, 2025.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
March 31, 2026	37,818	$308	$3,287	$1,172	$4,767
Net income				79	79
Capital contributions from parent			78		78
Dividends declared				(94)	(94)
June 30, 2026	37,818	$308	$3,365	$1,157	$4,830

December 31, 2025	37,818	$308	$3,217	$1,084	$4,609
Net income				223	223
Capital contributions from parent			148		148
Dividends declared				(150)	(150)
June 30, 2026	37,818	$308	$3,365	$1,157	$4,830

March 31, 2025	37,818	$308	$3,019	$1,014	$4,341
Net income				78	78
Capital contributions from parent			91		91
Dividends declared				(82)	(82)
June 30, 2025	37,818	$308	$3,110	$1,010	$4,428

December 31, 2024	37,818	$308	$3,056	$935	$4,299
Net income				203	203
Capital contributions from parent			91		91
Return of capital to parent			(37)		(37)
Dividends declared				(128)	(128)
June 30, 2025	37,818	$308	$3,110	$1,010	$4,428

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

Combined Notes to Condensed Financial Statements (Unaudited)

Index to Combined Notes to Condensed Financial Statements

The notes to the condensed financial statements that follow are a combined presentation. The following list indicates the Registrants to which the notes apply:

Registrant
	PPL	PPL Electric	LG&E	KU
1. Interim Financial Statements	x	x	x	x
2. Segment and Related Information	x	x	x	x
3. Revenue from Contracts with Customers	x	x	x	x
4. Earnings Per Share	x
5. Income Taxes	x	x	x	x
6. Utility Rate Regulation	x	x	x	x
7. Financing Activities	x	x	x	x
8. Acquisitions, Developments and Divestitures	x
9. Defined Benefits	x	x	x	x
10. Commitments and Contingencies	x	x	x	x
11. Related Party Transactions		x	x	x
12. Other Income (Expense) - net	x	x	x	x
13. Fair Value Measurements	x	x	x	x
14. Derivative Instruments and Hedging Activities	x	x	x	x
15. Asset Retirement Obligations	x		x	x
16. Accumulated Other Comprehensive Income (Loss)	x
17. New Accounting Guidance Pending Adoption	x	x	x	x

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2025 is derived from that Registrant's 2025 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2025 Form 10-K. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

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

The table below provides information about PPL's segments and includes a reconciliation of segment net income to consolidated net income for the three months ended June 30, 2026:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total
Operating Revenues from external customers (a)	$888	$744	$479	$2,111
Reconciliation of revenue
Corporate and Other revenues				—
Total consolidated revenues				$2,111

Less:
Fuel	195	—	—	195
Energy purchases	25	213	164	402
Other operation and maintenance	214	158	194	566
Depreciation	202	110	49	361
Taxes, other than income	29	36	40	105
Other (income) expense - net	(13)	(14)	(9)	(36)
Interest (income) from affiliate	—	(1)	—	(1)
Interest expense	71	73	30	174
Income taxes	34	37	1	72
Segment net income	$131	$132	$10	$273

Reconciliation of segment profit or loss to consolidated net income
Corporate and Other net loss				(43)
Net Income				$230

(a)See Note 3 for additional information on Operating Revenues.

The table below provides information about PPL's segments and includes the reconciliation to consolidated net income for the six months ended June 30, 2026:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total
Operating Revenues from external customers (a)	$2,095	$1,715	$1,075	$4,885
Reconciliation of revenue
Corporate and Other revenues				—
Total consolidated revenues				$4,885

Less:
Fuel	469	—	—	469
Energy purchases	151	544	411	1,106
Other operation and maintenance	407	348	385	1,140
Depreciation	394	218	97	709
Taxes, other than income	56	84	86	226
Other (income) expense - net	(24)	(26)	(19)	(69)
Interest (income) from affiliate	—	(2)	—	(2)
Interest expense	142	140	63	345
Income taxes	99	93	6	198
Segment net income	$401	$316	$46	$763

Reconciliation of segment profit or loss to consolidated net income
Corporate and Other net loss				(81)
Net Income				$682

(a)See Note 3 for additional information on Operating Revenues.

Other information for the segments and reconciliation to PPL's Consolidated results for the six months ended June 30, 2026 are as follows:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total Segments	Corporate and Other	Consolidated Total
Other Segment Disclosures
Amortization (a)	$27	$29	$1	$57	$8	$65
Deferred income taxes and investment tax credits (b)	7	41	46	94	43	137
Expenditures for long lived assets	1,052	801	435	2,288	58	2,346

(a)Represents non-cash expense items that include amortization of right-of-use assets, regulatory assets and liabilities, debt discounts and premiums and debt issuance costs.
(b)Represents a non-cash expense item that is also included in "Income Taxes."

The table below provides information about PPL's segments and includes a reconciliation of segment net income to consolidated net income for the three months ended June 30, 2025:

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

(a)See Note 3 for additional information on Operating Revenues.

The table below provides information about PPL's segments and includes the reconciliation to consolidated net income for the six months ended June 30, 2025:

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
(b)Represents a non-cash expense item that is also included in "Income Taxes."

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated Balance Sheets as of:

	June 30, 2026	December 31, 2025
Total Assets
Kentucky Regulated	$19,604	$19,060
Pennsylvania Regulated	18,043	16,886
Rhode Island Regulated	8,075	7,510
Corporate and Other (a)	579	1,788
Total	$46,301	$45,244

(a)Primarily consists of unallocated items, including cash, PP&E, goodwill and the elimination of inter-segment transactions.

(PPL Electric)

PPL Electric has two operating segments, distribution and transmission, which are aggregated into a single reportable segment.

The measure of segment assets is reported on PPL Electric's Balance Sheets as total assets. The measures of significant segment expenses are reported on PPL Electric's Statements of Income. The measures of significant non-cash segment expenses as well as expenditures for long lived assets are reported on PPL Electric's Statements of Cash Flows.

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

	2026 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$2,111	$744	$398	$505
Revenues derived from:
Alternative revenue programs (b)	31	24	2	(2)
Other (c)	(4)	(4)	—	—
Revenues from Contracts with Customers	$2,138	$764	$400	$503

	2025 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$2,025	$693	$378	$472
Revenues derived from:
Alternative revenue programs (b)	20	11	(1)	(3)
Other (c)	(5)	(4)	(1)	—
Revenues from Contracts with Customers	$2,040	$700	$376	$469

	2026 Six Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$4,885	$1,715	$995	$1,130
Revenues derived from:
Alternative revenue programs (b)	52	26	(1)	(1)
Other (c)	(15)	(10)	(2)	(2)
Revenues from Contracts with Customers	$4,922	$1,731	$992	$1,127

	2025 Six Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$4,529	$1,512	$883	$1,036
Revenues derived from:
Alternative revenue programs (b)	70	9	1	1
Other (c)	(13)	(9)	(2)	(2)
Revenues from Contracts with Customers	$4,586	$1,512	$882	$1,035

(a)PPL includes $479 million and $1,075 million for the three and six months ended June 30, 2026 and $494 million and $1,120 million for the three and six months ended June 30, 2025 of revenues from external customers reported by the Rhode Island Regulated segment. PPL Electric represents revenues from external customers reported by the Pennsylvania Regulated segment and LG&E and KU, net of intercompany power sales and transmission revenues, represent revenues from external customers reported by the Kentucky Regulated segment. See Note 2 for additional information.
(b)This line item shows the over/under collection of rate mechanisms deemed alternative revenue programs with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts.
(c)Represents additional revenues outside the scope of revenues from contracts with customers, such as lease and other miscellaneous revenues.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended June 30.

	Three Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2026
PA Regulated	$363	$116	$13	$20	$—	$—	$252	$764
KY Regulated	350	270	166	79	4	18	—	887
RI Regulated	223	158	23	28	—	—	55	487
Total PPL	$936	$544	$202	$127	$4	$18	$307	$2,138

2025
PA Regulated	$345	$106	$13	$13	$—	$—	$223	$700
KY Regulated	328	247	158	71	5	24	—	833
RI Regulated	214	160	20	62	—	—	51	507
Total PPL	$887	$513	$191	$146	$5	$24	$274	$2,040

PPL Electric
2026	$363	$116	$13	$20	$—	$—	$252	$764
2025	$345	$106	$13	$13	$—	$—	$223	$700

LG&E
2026	$181	$134	$49	$31	$—	$5	$—	$400
2025	$167	$122	$48	$28	$—	$11	$—	$376

KU
2026	$169	$136	$117	$49	$4	$28	$—	$503
2025	$161	$125	$110	$43	$5	$25	$—	$469

	Six Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2026
PA Regulated	$925	$246	$29	$32	$—	$—	$499	$1,731
KY Regulated	903	583	337	191	11	63	—	2,088
RI Regulated	585	347	42	19	—	—	110	1,103
Total PPL	$2,413	$1,176	$408	$242	$11	$63	$609	$4,922

2025
PA Regulated	$802	$212	$26	$26	$—	$—	$446	$1,512
KY Regulated	815	527	312	167	12	62	—	1,895
RI Regulated	655	357	38	28	—	—	101	1,179
Total PPL	$2,272	$1,096	$376	$221	$12	$62	$547	$4,586

PPL Electric
2026	$925	$246	$29	$32	$—	$—	$499	$1,731
2025	$802	$212	$26	$26	$—	$—	$446	$1,512

LG&E
2026	$457	$299	$99	$100	$—	$37	$—	$992
2025	$406	$269	$94	$82	$—	$31	$—	$882

KU
2026	$446	$284	$238	$92	$11	$56	$—	$1,127
2025	$409	$258	$218	$85	$12	$53	$—	$1,035

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

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the periods ended June 30.

	Three Months		Six Months
	2026	2025	2026	2025
PPL	$3	$14	$39	$42
PPL Electric	2	2	10	9
LG&E	—	—	1	2
KU	(2)	1	2	2

Contract liabilities result from recording contractual billings in advance for customer attachments to the Registrants' infrastructure and payments received in excess of revenues earned to date. Advanced billings for customer attachments are generally recognized as revenue ratably over the quarterly billing period. Payments received in excess of revenues earned to date are recognized as revenue as services are delivered in subsequent periods. The Registrants' contract liabilities were not material at June 30, 2026 and 2025.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended June 30 used in the EPS calculation are:

	Three Months		Six Months
	2026	2025	2026	2025
Income (Numerator)
Net income attributable to PPL	$230	$183	$682	$597
Less amounts allocated to participating securities	—	—	1	1
Net income available to PPL common shareowners - Basic and Diluted	$230	$183	$681	$596

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	752,358	739,276	752,062	738,986
Add: Dilutive share-based payment awards (a)	1,660	2,504	1,979	2,606
Add: Forward sale agreements	680	23	662	11
Add: Exchangeable Notes	2,527	738	2,490	369
Weighted-average shares - Diluted EPS	757,225	742,541	757,193	741,972

Basic EPS
Net Income available to PPL common shareowners	$0.31	$0.25	$0.91	$0.81

Diluted EPS
Net Income available to PPL common shareowners	$0.30	$0.25	$0.90	$0.80

(a)    The Treasury Stock Method was applied to non-participating share-based payment awards.

For the periods ended June 30, PPL issued common stock related to the DRIP as follows (in thousands):

	Three Months		Six Months
	2026	2025	2026	2025
DRIP	173	186	358	386

For the periods ended June 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Six Months
	2026	2025	2026	2025
Stock-based compensation awards	—	196	95	186
Forward sale agreements	—	5,648	—	3,841

5. Income Taxes

Reconciliations of income tax expense (benefit) for the periods ended June 30 are as follows.

(PPL)
	Three Months		Six Months
	2026	2025	2026	2025
Federal income tax on Income Before Income Taxes at statutory tax rate	$60	$48	$178	$157
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	14	15	38	37
Utility rate-making tax adjustments (federal and state):
Amortization of excess deferred income taxes	(11)	(7)	(25)	(23)
AFUDC Equity	(6)	(3)	(13)	(8)
Flow-through rate-making (b)	(3)	(3)	(8)	(9)
Subtotal	(20)	(13)	(46)	(40)
Other	2	(3)	(6)	(5)
Total increase (decrease)	(4)	(1)	(14)	(8)
Total income tax expense	$56	$47	$164	$149

(a)     Jurisdictions that comprise the majority of state income taxes, net of federal effect, are Kentucky and Pennsylvania.
(b)     Flow-through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

(PPL Electric)
	Three Months		Six Months
	2026	2025	2026	2025
Taxes at statutory tax rate	$35	$38	$86	$88
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	10	12	24	26
Utility rate-making tax adjustments (federal and state):
Amortization of excess deferred income taxes	(2)	(2)	(4)	(5)
AFUDC Equity	(3)	(2)	(5)	(3)
Flow-through rate-making (b)	(5)	(4)	(8)	(9)
Subtotal	(10)	(8)	(17)	(17)
Other	2	1	—	—
Total increase (decrease)	2	5	7	9
Total income tax expense	$37	$43	$93	$97

(a)     The jurisdiction that comprises the majority of state income taxes, net of federal effect, is Pennsylvania.
(b)     Flow-through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

(LG&E)
	Three Months		Six Months
	2026	2025	2026	2025
Taxes at statutory tax rate	$16	$15	$51	$42
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	3	3	9	8
Utility rate-making tax adjustments (federal and state):
Amortization of excess deferred income taxes	(2)	(2)	(8)	(7)
AFUDC Equity	(1)	(1)	(3)	(2)
Subtotal	(3)	(3)	(11)	(9)
Other	—	(1)	—	(1)
Total increase (decrease)	—	(1)	(2)	(2)
Total income tax expense	$16	$14	$49	$40

(a)     The jurisdiction that comprises the majority of state income taxes, net of federal effect, is Kentucky.

(KU)
	Three Months		Six Months
	2026	2025	2026	2025
Taxes at statutory tax rate	$21	$20	$58	$53
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	4	4	11	9
Utility rate-making tax adjustments (federal and state):
Amortization of excess deferred income taxes	(3)	(3)	(9)	(9)
AFUDC Equity	(1)	(1)	(3)	(2)
Subtotal	(4)	(4)	(12)	(11)
Other	(2)	(1)	(2)	(1)
Total increase (decrease)	(2)	(1)	(3)	(3)
Total income tax expense	$19	$19	$55	$50

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
6. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric		LG&E		KU
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Current Regulatory Assets:
Rate adjustment mechanisms	$80	$86	$—	$—	$—	$—	$—	$—
Renewable energy certificates	23	21	—	—	—	—	—	—
Storm damage expense rider	50	53	50	53	—	—	—	—
Gas supply clause	39	10	—	—	39	10	—	—
Transmission service charge	61	61	—	—	—	—	—	—
TCJA	—	40	—	40	—	—	—	—
Other	26	37	4	19	9	9	1	1
Total current regulatory assets	$279	$308	$54	$112	$48	$19	$1	$1

Noncurrent Regulatory Assets:
Defined benefit plans	$943	$961	$471	$477	$203	$212	$142	$144
Plant outage costs	20	23	—	—	4	5	16	18
Net metering	165	164	—	—	—	—	—	—
Environmental cost recovery	99	102	—	—	—	—	—	—
Storm costs	109	113	37	42	22	24	34	38
Unamortized loss on debt	17	18	2	2	8	8	5	6
Terminated interest rate swaps	46	47	—	—	27	28	19	19
Accumulated cost of removal of utility plant	202	184	202	184	—	—	—	—
AROs	255	263	—	—	72	73	183	190
RAR	72	76	—	—	72	76	—	—
Gas line inspections	24	24	—	—	22	22	2	2
Advanced metering infrastructure	64	67	—	—	27	28	37	39
IT system costs	60	18	28	18	16	—	16	—
TCJA	30	—	30	—	—	—	—	—
Other	42	32	1	2	4	6	9	11
Total noncurrent regulatory assets	$2,148	$2,092	$771	$725	$477	$482	$463	$467

	PPL		PPL Electric		LG&E		KU
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Current Regulatory Liabilities:
Generation supply charge	$39	$45	$39	$45	$—	$—	$—	$—
Transmission service charge	13	17	13	17	—	—	—	—
Universal service rider	—	17	—	17	—	—	—	—
Transmission formula rate	114	62	51	23	—	—	—	—
Rate adjustment mechanisms	102	124	—	—	—	—	—	—
Energy efficiency	28	26	—	—	—	—	—	—
DSM	20	21	—	—	8	8	12	13
Revenue decoupling mechanism	44	55	—	—	—	—	—	—
Other	7	9	3	1	2	5	3	3
Total current regulatory liabilities	$367	$376	$106	$103	$10	$13	$15	$16

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$1,060	$1,043	$—	$—	$350	$334	$415	$415
Net deferred taxes	1,742	1,798	688	708	403	415	451	467
Defined benefit plans	324	342	119	120	19	23	65	69
Terminated interest rate swaps	50	52	—	—	25	26	25	26
Advanced metering infrastructure	28	30	—	—	9	10	19	20
Other	49	53	—	—	—	1	—	—
Total noncurrent regulatory liabilities	$3,253	$3,318	$807	$828	$806	$809	$975	$997

Below is an overview of selected regulatory assets and liabilities presented in the preceding tables. This overview has been updated from Note 7 in the Registrants' 2025 Form 10-K. Specific developments with respect to certain of these regulatory assets and liabilities are discussed in "Regulatory Matters."

(All Registrants)

Accumulated Cost of Removal of Utility Plant

RIE, LG&E and KU charge costs of removal through depreciation expense with an offsetting credit to a regulatory liability. The regulatory liability is relieved as costs are incurred. As a result of the 2025 Kentucky base rate case proceeding, LG&E and KU agreed to remove from depreciation expense the terminal net salvage component for thermal units. These costs will be recovered when spent upon retirement of the associated generating unit.

PPL Electric does not accrue for costs of removal. When costs of removal are incurred, PPL Electric records the costs as a regulatory asset. Such deferral has typically been included in rates and was amortized over the subsequent five-year period. As a result of the 2025 Pennsylvania base rate case proceeding, effective on July 1, 2026, the deferral is included in rates and will be amortized over the subsequent ten-year period.

IT System Costs

IT system costs represent expenditures incurred associated with implementing strategic information technology investments. The KPSC and PAPUC approved recovery of these costs in the 2025 Kentucky and Pennsylvania base rate case proceedings. The KPSC allowed costs to be amortized over a period consistent with the depreciable life of the associated IT system. The PAPUC allowed IT system costs to be capitalized and included in PPL Electric rate base.

(PPL and PPL Electric)

Storm Damage Expense Rider (SDER)

The SDER is a reconcilable automatic adjustment clause under which PPL Electric annually will compare actual storm costs to storm costs allowed in base rates and refund or recover any differences from customers. Through June 30, 2026, reportable storm damage expenses to be recovered annually through base rates were set at $20 million. In the 2025 base rate case proceeding, the PAPUC approved reportable storm damage expenses of $32 million to be recovered annually through base rates. The SDER will recover from or refund to customers the applicable expenses from reportable storms as compared to the amount recovered annually through base rates.

TCJA

As a result of the reduced U.S. federal corporate income tax rate as enacted by the TCJA, the PAPUC ruled that these tax benefits should be refunded to customers. The impacts of the lower U.S. federal corporate income tax rate are included in base rates effective July 1, 2026. Prior to new base rates going into effect on July 1, 2026, PPL Electric over-refunded customers for the impact of the lower U.S. federal corporate income tax rates. PPL Electric intends to address this remaining balance for recovery in a future proceeding. PPL Electric cannot predict the outcome of that proceeding.

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

Regulatory Matters

Rhode Island Activities (PPL)

Rate Case Proceeding

On November 26, 2025, RIE filed a request with the RIPUC for an increase in electric and natural gas base distribution rates, and approval of certain regulatory and accounting treatments. In its application, RIE seeks to implement a two-year rate plan. As submitted in the initial application, in the first year of the rate plan RIE's proposed base distribution rates for electric and gas service are designed to collect additional annual operating revenue of approximately $181 million ($66 million or 18.2% in electricity revenues and $115 million or 36.4% in gas revenues). In the second year of the rate plan, RIE's proposed base distribution rates for electric and gas combined are designed to collect the proposed base distribution rate increases for electric and gas in the first year of the rate plan and additional operating revenues of approximately $49 million ($17 million or 3.6% in electricity revenues and $32 million or 7.4% in gas revenues). The amounts in the initial submission continue to be evaluated after consideration of the hold harmless commitment and potential bill credits were consolidated with the base distribution rate proceeding, as discussed below.

The application is based on a historical test year of September 1, 2024 through August 31, 2025 and requested an authorized ROE of 10.75%. Subject to RIPUC approval, new rates are expected to become effective on September 1, 2026. Certain counterparties have intervened in the proceeding, and on April 16, 2026, submitted testimony. The RIPUC held hearings on this request in June and July 2026. A ruling from the RIPUC is anticipated in August 2026. PPL cannot predict the outcome of the proceeding.

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

During the first quarter of 2026, RIE re-engaged in discussions with the Division regarding a proposal to satisfy the Hold Harmless Commitment. On April 16, 2026, RIE filed a motion with the RIPUC to reopen the previous docket concerning the Hold Harmless Commitment along with an updated tariff advice which reflects a methodology consistent with the previously proposed miscellaneous bill credits and two potential, alternative methods of allocating the bill credits among customers. The actual amount of miscellaneous bill credits to be issued will vary depending upon the agreed upon cost of capital, timing of the issuance of the credits, the outcome of the pending distribution rate case proceedings and potentially other factors. As proposed, the bill credits would be issued and recorded as a reduction to revenue in the first quarters of 2027 and 2028. On April 17, 2026, the RIPUC approved the motion and consolidated the tariff advice docket with the pending base distribution rate proceeding. The RIPUC held hearings on the RIE proposal on July 8, 2026, and a ruling from the RIPUC is expected in August 2026. PPL cannot predict the outcome of these proceedings.

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

At an Open Meeting on March 31, 2026, the RIPUC approved a provisional Storm Fund Replenishment Factor effective April 1, 2026, and directed that the collections from that factor be used to pay down the remaining balance of the Winter Volatility Credit. The RIPUC also directed RIE to make a filing proposing a new Storm Fund Replenishment Factor to go into effect at the time when the Winter Volatility Credit is expected to be paid down with a goal of having the Storm Fund have a balance of zero at the end of March 2027. That filing was made on June 30, 2026, and proposed a new factor below the current provisional factor. The RIPUC has not yet ruled on that factor. PPL cannot predict the outcome of these proceedings.

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

Kentucky Activities

(PPL, LG&E and KU)

Rate Case Proceedings

On February 16, 2026, the KPSC issued orders approving portions of LG&E's and KU's October 2025 stipulation and recommendation, with modifications. See "Regulatory Matters – Kentucky Activities – Rate Case Proceedings" in Note 7 in PPL's, LG&E's and KU's 2025 Form 10-K for additional information on the filings made by LG&E and KU with the KPSC in 2025.

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

On March 11, 2026, LG&E and KU filed a request for rehearing on several issues contained in the orders from the KPSC along with a Notice of their Withdrawal from the stipulation. On March 27, 2026, the KPSC issued orders correcting tariff appendices, denying two intervenor rehearing requests, and reopening the dockets to consider LG&E's and KU's request for rehearing. Following two rounds of additional discovery and the filing of briefs by the parties, on June 20, 2026, the case was submitted for a decision on the record by the KPSC. LG&E and KU have requested a decision from the KPSC by August 14, 2026.

PPL, LG&E and KU cannot predict the outcome of this matter.

Potential Legal Merger of LG&E and KU

Pursuant to prior orders of the KPSC, the LG&E and KU rate case application included an assessment of a potential legal merger of LG&E and KU and concluded a legal merger may be appropriate. On December 30, 2025, LG&E and KU filed a joint update in the rate case proceedings stating that they expected to file necessary applications for merger approval in mid-2026 with the KPSC. On March 31, 2026, LG&E and KU filed an application with the KPSC for approval of the merger and associated accounting, financing and rate mechanism matters. On April 17, 2026, LG&E and KU filed an application with the VSCC for approval of the merger and certain associated matters. On May 29, 2026, LG&E and KU filed a related application with the VSCC for approval of financing and affiliate transactions in connection with the proposed merger. On July 2, 2026, LG&E and KU reached a proposed settlement agreement with the majority of the intervenors in the KPSC proceeding and filed a stipulation and recommendation with the KPSC recommending approval of the merger by the KPSC and including certain LG&E and KU commitments regarding merged LG&E and KU rate transition plans and deferred regulatory asset and liability accounting and rate treatment regarding relevant merger costs and savings and depreciation changes. On July 9, 2026, LG&E and KU filed a Section 203 application with the FERC for approval of the merger.

The proposed merger structure contemplates LG&E as the successor legal entity which would, by operation of law, retain and assume, respectively, all the assets, properties and rights, and liabilities, duties and obligations of LG&E and KU.

Ultimately, any merger would require formal approvals from the KPSC, VSCC, the FERC and the Federal Communications Commission (FCC), as well as the boards and sole shareholder of both companies. It is anticipated that the regulatory agencies may issue orders in the current proceedings during the third or fourth quarters of 2026, which orders could contain conditions or elements that necessitate further review and consideration by the companies.

PPL, LG&E and KU cannot predict the outcome of this matter, including the regulatory proceedings.

Mill Creek Unit 2 RAR Application (PPL and LG&E)

In 2023, the KPSC issued an order approving, among other items, the requested retirement of Mill Creek Unit 2.

LG&E anticipates the recovery of associated costs, including the remaining net book value, for Mill Creek Unit 2 through the RAR. The remaining net book value of Mill Creek Unit 2 was approximately $188 million at June 30, 2026 and LG&E is continuing to depreciate using the current approved rates through its retirement date. LG&E expects to reclassify the net book value remaining at retirement to a regulatory asset to be amortized over a period of ten years in accordance with the RAR. There can be no assurance that these costs will be recovered in the amounts or over the time periods that LG&E expects. See the "Rate Case Proceedings" discussion above for information regarding potential changes in the retirement date of Mill Creek Unit 2.

Virginia Activities

See "Kentucky Activities – Potential Legal Merger of LG&E and KU" above with respect to filing an application with VSCC for approval of a merger between LG&E and KU.

Rate Case Proceeding (PPL and KU)

On April 30, 2026, KU filed a request with the VSCC for an increase in Virginia annual base electricity rates of approximately $19 million. KU's request is based on an authorized 10.95% ROE. Subject to regulatory review and approval, new rates would become effective February 1, 2027. A public hearing is scheduled to commence on November 12, 2026. PPL and KU cannot predict the outcome of this matter.

Pennsylvania Activities (PPL and PPL Electric)

Rate Case Proceeding

On September 30, 2025, PPL Electric filed a request with the PAPUC for an increase in distribution base rates of approximately $356 million, more than $50 million of which is already included in customer bills through rate recovery mechanisms, and approval of certain regulatory and accounting treatments. The proposed increase in distribution base rates would have increased PPL Electric's total annual revenue by approximately 8.6%. The application was based on a fully projected future test year of July 1, 2026 through June 30, 2027 and requested an authorized ROE of 11.3%.

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

On June 11, 2026, the PAPUC entered its order approving the settlement with a minor modification related to net metering eligibility. None of the parties to the settlement objected to the PAPUC's minor modification to the settlement terms and new rates became effective on July 1, 2026. On June 26, 2026, the Customer-Generator Coalition filed a Petition for Reconsideration of the June 11, 2026 PAPUC Order, and PPL Electric filed its Answer on July 6, 2026. The PAPUC entered a tolling order on July 8, 2026, to preserve jurisdiction. There is no statutory timeframe in which the PAPUC must rule on the merits of the Customer-Generator Coalition Petition. The Customer-Generator Coalition Petition is limited to a net metering eligibility issue, and PPL Electric does not anticipate that the outcome of the Customer-Generator Coalition Petition will have any effect on the rates approved by the PAPUC.

Federal Matters

See "Kentucky Activities – Potential Legal Merger of LG&E and KU" above with respect to the filing of an application with FERC for approval of a potential merger between LG&E and KU.

FERC Transmission Rate Filing (PPL, LG&E and KU)

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going waivers and credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the U.S. Court of Appeals - D.C. Circuit (D.C. Circuit Court of Appeals) regarding the FERC's orders on the elimination of the mitigation and required transition mechanism. In August 2022, the D.C. Circuit Court of Appeals issued an order remanding the proceedings back to the FERC. On May 18, 2023, the FERC issued an order on remand reversing its 2019 decision and requiring LG&E and KU to refund credits previously withheld, including under such transition mechanism. LG&E and KU filed a petition for review of the FERC's May 18, 2023 order with the D.C. Circuit Court of Appeals and provided refunds in accordance with the FERC order on December 1, 2023. The FERC issued an order on LG&E's and KU's compliance filing on November 16, 2023, and LG&E and KU filed a petition for review of this November 16, 2023 order on February 14, 2024. The FERC issued the substantive order on rehearing on March 21, 2024, reaffirming its prior decision. On August 8, 2025, the D.C. Circuit Court of Appeals issued a procedural ruling vacating the FERC's prior orders and remanded the matter back to the FERC for further proceedings, which are underway. In May 2026, the FERC issued an order declaring the transition mechanism agreements effective, subject to refund, and set the proceedings for hearing suspended for settlement.

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

On April 20, 2026, RIE and the other NETOs filed a request for rehearing of Opinion No. 594, which is a necessary prerequisite to appeal the order. On May 21, 2026, FERC issued a denial of rehearing by operation of law. The NETOs, including RIE, filed two appeals with the D.C. Circuit Court of Appeals, on May 18 and June 5, 2026, related to the New England ROE and Opinion No. 594. These appeals remain pending.

Separately, on April 30, 2026, the NETOs, including RIE, filed a Section 205 docket requesting a new base ROE of 11.39% going forward. On June 29, 2026, FERC issued an order accepting the proposed base ROE for filing, suspending the order for the maximum statutory period of five months (effective November 30, 2026), and establishing paper hearing proceedings.

PPL cannot predict the outcome of these matters.

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

During the three and six months ended June 30, 2026, RIE purchased $74 million and $170 million of accounts receivable from alternative suppliers. During the three and six months ended June 30, 2025, RIE purchased $68 million and $155 million of accounts receivable from alternative suppliers.

During the three and six months ended June 30, 2026, PPL Electric purchased $379 million and $932 million of accounts receivable from alternative suppliers. During the three and six months ended June 30, 2025, PPL Electric purchased $345 million and $811 million of accounts receivable from alternative suppliers.

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

	June 30, 2026					December 31, 2025
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (a)	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (a)
PPL
PPL Capital Funding (b)
Syndicated Credit Facility (c)	Dec. 2030	$1,500	$—	$—	$1,500	$—	$456
Bilateral Credit Facility	Feb. 2027	100	—	—	100	—	—
Bilateral Credit Facility	Feb. 2027	100	—	44	56	—	17
Total PPL Capital Funding Credit Facilities		$1,700	$—	$44	$1,656	$—	$473

	June 30, 2026					December 31, 2025
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (a)	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (a)
PPL Electric
Syndicated Credit Facility	Dec. 2030	$750	$—	$6	$744	$—	$6
Total PPL Electric Credit Facilities		$750	$—	$6	$744	$—	$6

LG&E
Syndicated Credit Facility	Dec. 2030	$600	$—	$—	$600	$—	$—
Total LG&E Credit Facilities		$600	$—	$—	$600	$—	$—

KU
Syndicated Credit Facility	Dec. 2030	$600	$—	$65	$535	$—	$—
Total KU Credit Facilities		$600	$—	$65	$535	$—	$—

(a)Commercial paper issued reflects the undiscounted face value of the issuance.
(b)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(c)At June 30, 2026 and December 31, 2025 the facility included a $400 million borrowing sublimit for RIE and a $1.1 billion sublimit for PPL Capital Funding. RIE's borrowing sublimit is adjustable, at the borrowers' option, from $0 to $600 million, with the remaining balance available under the facility allocated to PPL Capital Funding. At June 30, 2026, PPL Capital Funding and RIE had no commercial paper outstanding. At December 31, 2025, PPL Capital Funding had $355 million of commercial paper outstanding and RIE had $101 million of commercial paper outstanding. RIE's obligations under the facility are not guaranteed by PPL.

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

(All Registrants)

The Registrants maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	June 30, 2026				December 31, 2025
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances (a)	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances (a)
PPL Capital Funding (b)(c)		$1,600	$—	$1,600	4.16%	$355
RIE (c)		400	—	400	4.21%	101
PPL Electric		750	—	750		—
LG&E		600	—	600		—
KU	3.98%	600	65	535		—
Total		$3,950	$65	$3,885		$456

(a)Commercial paper issued reflects the undiscounted face value of the issuance.
(b)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(c)Issuances under the PPL Capital Funding and RIE commercial paper programs are supported by the PPL Capital Funding syndicated credit facility. At June 30, 2026 and December 31, 2025, the borrowing sublimits were $400 million for RIE and $1.1 billion for PPL Capital Funding. PPL Capital Funding's commercial paper program is also backed by a separate bilateral credit facility for $100 million.

(PPL Electric, LG&E, and KU)

See Note 11 for discussion of intercompany borrowings.

Long-term Debt and Equity Securities

(PPL)

In May 2026, RIE issued $400 million principal amount of 6.00% Senior Notes due 2056. RIE received proceeds of approximately $396 million, net of discounts and underwriting fees, to be used to repay short-term debt and for other general corporate purposes.

(PPL and PPL Electric)

In May 2026, PPL Electric issued $500 million principal amount of 5.75% First Mortgage Bonds due 2056. PPL Electric received proceeds of approximately $491 million, net of discounts and underwriting fees, to be used to repay short-term debt and for other general corporate purposes.

(PPL and LG&E)

In July 2026, the Louisville/Jefferson County Metro Government of Kentucky remarketed $40 million principal amount of Pollution Control Revenue Bonds, 2005 Series A due 2035 previously issued on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 3.80% through their maturity date of February 1, 2035.

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

ATM Program

In February 2025, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $2 billion of its common stock through an ATM Program, which may utilize an optional forward sales component. Each forward contract under the agreement must be settled within 24 months. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. At June 30, 2026, PPL had outstanding forward contracts to sell approximately 27.4 million shares of its common stock at a blended initial forward price of approximately $35.90 per share. The forward sale price may be adjusted based on changes in daily interest rates, for certain stock loan fees as determined by a third-party agent, and will be subject to predetermined reductions based on expected dividends. Each outstanding forward contract must be settled on or before dates ranging from December 30, 2026 to August 11, 2027. PPL may elect, at its discretion, to physically settle, net share settle or net cash settle the forward contracts. At June 30, 2026, PPL could have settled the outstanding forward sale contracts with physical delivery of approximately 27.4 million shares of common stock for proceeds of approximately $979 million. The forward contracts under the ATM program are classified as equity transactions.

Dividends

In May 2026, PPL declared a quarterly cash dividend on its common stock, payable July 1, 2026, of 28.50 cents per share (equivalent to $1.14 per annum).

8. Acquisitions, Developments and Divestitures

Developments (PPL)

Joint Venture Agreement with Blackstone Infrastructure

PPL and affiliates of Blackstone Infrastructure Advisors L.L.C. (Blackstone Infrastructure) have formed a joint venture, Invitium Energy, LLC (Invitium), to build, own and operate new electricity generation stations to power data centers in Pennsylvania under long-term energy supply services agreements (ESSAs) to address underlying resource adequacy and affordability concerns in Pennsylvania and the territory served by PJM Interconnection, L.L.C. more broadly. PPL owns 51% of Invitium and Blackstone Infrastructure owns 49%. Invitium is actively engaged with hyperscalers, landowners, natural gas pipeline companies and turbine manufacturers, and has secured multiple land parcels and placed deposits on future turbine purchases to enable the build of new generation. Construction of new generation stations is contingent on the execution of ESSAs with data center developers, including hyperscalers. No ESSAs with developers or hyperscalers have been signed as of the filing date of this Form 10-Q.

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

	Pension Benefits
	Three Months		Six Months
	2026	2025	2026	2025
Service cost	$7	$8	$14	$15
Interest cost	44	47	88	92
Expected return on plan assets	(61)	(72)	(121)	(144)
Amortization of:
Actuarial loss	9	4	19	9
Net periodic defined benefit costs (credits)	$(1)	$(13)	$—	$(28)

	Other Postretirement Benefits
	Three Months		Six Months
	2026	2025	2026	2025
Service cost	$1	$2	$3	$3
Interest cost	8	8	15	15
Expected return on plan assets	(7)	(7)	(14)	(15)
Amortization of:
Actuarial gain	—	(1)	(1)	(2)
Net periodic defined benefit costs (credits)	$2	$2	$3	$1

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

Water/Waste

ELGs

In 2015, the EPA finalized ELGs for wastewater discharge permits for new and existing steam electricity generating facilities. These guidelines require deployment of additional control technologies providing physical, chemical and biological treatment and mandate operational changes including "zero discharge" requirements for certain wastewaters. The implementation date for individual generating stations was to be determined by the states on a case-by-case basis according to criteria provided by the EPA. In September 2017, the EPA issued a rule to postpone the compliance date for certain requirements. In October 2020, the EPA issued revisions to its best available technology standards for certain wastewaters and potential extensions to compliance dates (the Reconsideration Rule). On May 9, 2024, the EPA issued a final rule modifying the 2020 ELG revisions. The rule increases the stringency of previous control technology and zero discharge requirements, revises certain exemptions for generating units planned for retirement, and requires case-by-case limitations for legacy wastewaters based on the best professional judgment of the state regulators. Legal challenges to the final rule have been consolidated before the U.S. Court of Appeals for the Eighth Circuit. The final rule could potentially result in significant operational changes and additional controls for LG&E and KU plants, but in March 2025 the EPA announced its plan to reconsider the rule. The ELGs are expected to be implemented by the states or applicable permitting authorities in the course of their normal permitting activities. Certain costs are included in the Registrants' capital plans and are being recovered from customers through rate recovery mechanisms, but additional costs and recovery will depend on further regulatory developments at the state level. On December 31, 2025, the EPA issued a final rule extending the retirement exemption category application deadline an additional six years, from December 2025 to December 2031 and a five-year extension to the zero liquid discharge deadlines, from December 2029 to December 2034. The EPA announced that it will conduct a technology review of the zero liquid discharge technology in a future rulemaking.

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

On April 13, 2026, the EPA published a proposed rule to amend the 2024 CCR Rule. The rule proposes to allow certification of closure of legacy surface impoundments by removal for projects completed by November 8, 2024 under regulatory oversight. The rule also proposes to defer compliance of Legacy Surface Impoundments closed prior to November 8, 2024 with the CCR closure standards until site-specific decisions are made by permit authorities. The EPA proposes to rescind all CCR management unit requirements. The EPA proposes to allow alternative compliance pathway for CCR units for groundwater monitoring, corrective action, and closure requirements under federal or approved-state CCR permits that would allow risk-based closure. In addition, the EPA proposes to expand the definition of beneficial use and eliminate the cap for unencapsulated CCR on land.

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

(PPL and PPL Electric)

PPL Electric is a potentially responsible party for a share of clean-up costs at certain sites. Cleanup actions have been or are being undertaken at these sites as requested by governmental agencies, the costs of which have not been and are not expected to be significant to PPL Electric. As of June 30, 2026 and December 31, 2025, PPL Electric had a recorded liability of $8 million, representing its best estimate of the probable loss incurred to remediate these sites.

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

As of June 30, 2026 and December 31, 2025, RIE had a recorded liability of $96 million and $98 million, representing its best estimate at each such time of the remaining costs of RIE's environmental remediation activities. These undiscounted costs are expected to be incurred over approximately 30 years and generally to be subject to rate recovery. However, remediation costs for each site may be materially higher than estimated, depending on changing technologies and regulatory standards, selected end uses for each site, and actual environmental conditions encountered. RIE has recovered amounts from certain insurers and potentially responsible parties, and, where appropriate, may seek additional recovery from other insurers and potentially responsible parties, but it is uncertain whether, and to what extent, such efforts will be successful.

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

Gas - Security Directives (PPL and LG&E)

In May and July of 2021, the U.S. Department of Homeland Security's (DHS) Transportation Security Administration issued two security directives applicable to certain notified owners and operators of natural gas pipeline facilities, including local distribution companies, that the Transportation Security Administration has determined to be critical. Both security directives have subsequently been updated and extended multiple times in response to evolving cybersecurity threats affecting the nation's critical infrastructure. The Transportation Security Administration has determined that LG&E is within the scope of the directives, while RIE has not been notified of this distinction. The first directive currently remains in effect through January 15, 2027. Among other requirements, the directive requires notified owners and operators to designate a cybersecurity coordinator, report specified cybersecurity incidents to the Cybersecurity and Infrastructure Security Agency (CISA) and provide required cybersecurity related information and reports to the Transportation Security Administration and other applicable federal agencies. The second security directive was updated in May 2026 and remains in effect. The directive requires covered operators to maintain and implement a Transportation Security Administration approved Cybersecurity Implementation Plan (CIP) and Cybersecurity Assessment Plan (CAP). The Transportation Security Administration has transitioned to a performance-based cybersecurity framework that focuses on achieving specified cybersecurity outcomes rather than implementing prescriptive technical controls. Under the directive, covered operators are required to annually implement and report the results of their CAP, evaluate all CIP measures on a rolling three-year cycle, perform annual testing of selected Cybersecurity Incident Response Plan (CIRP) objectives, maintain appropriate cybersecurity governance and oversight processes, comply with cybersecurity incident reporting requirements, and satisfy cybersecurity coordinator requirements.

The directive also addresses cybersecurity responsibilities performed by third-party service providers and other measures intended to enhance the resilience and security of critical pipeline operations. The Transportation Security Administration continues to review, revise, and extend these requirements as cybersecurity threats and operational risks evolve. LG&E does not believe these security directives or their updates have had, or are expected to have, a material impact on its operations or financial condition.

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

(All Registrants)

The table below details guarantees provided as of June 30, 2026. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The Registrants believe the probability of expected payment/performance under each of these guarantees is remote, except for the guarantee related to the payment obligations of Safari under certain sale/leaseback financing transactions and PPL's agreement to fund any increases in the fair value of those obligations, which PPL believes are reasonably possible of occurring. For reporting purposes, on a consolidated basis, the guarantees of PPL include the guarantees of its subsidiary Registrants.

	Exposure at June 30, 2026		Expiration Date
PPL
Indemnifications related to certain tax liabilities related to the sale of the U.K. utility business	£50	(a)	2028
PPL guarantees related to certain sale/leaseback financing transactions related to the sale of Safari Holdings	$60	(b)	2028
Indemnifications for losses suffered related to items not covered by Aspen Power's representation and warranty insurance associated with the sale of Safari Holdings	140	(c)	2028
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(d)

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

Separately, PPL has agreed to fund incremental payment obligations under the buy-outs resulting from increases in the fair market value of the projects from the initial fair market value determined at the time of PPL's sale of Safari Holdings to the time the buy-out options are exercised by Safari. As of June 30, 2026, PPL cannot reasonably estimate its payment obligations related to the remaining buy-out options.
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
(d)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement, and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. PPL's proportionate share of OVEC's outstanding debt was $71 million at June 30, 2026, consisting of LG&E's share of $49 million and KU's share of $22 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 12 in PPL's, LG&E's and KU's 2025 Form 10-K for additional information on the OVEC power purchase contract.

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

	Three Months		Six Months
	2026	2025	2026	2025
PPL Electric from PPL Services	$72	$67	$146	$131
LG&E from LKS	25	18	60	48
LG&E from PPL Services	32	42	79	62
KU from LKS	32	22	74	60
KU from PPL Services	47	42	96	61

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

Intercompany Borrowings

(PPL Electric)

CEP Reserves maintains an $800 million revolving line of credit with a PPL Electric subsidiary. At June 30, 2026, CEP Reserves had borrowings outstanding of $509 million. At December 31, 2025, CEP Reserves had borrowings outstanding of $143 million. The interest rates on borrowings are equal to an adjusted one-month SOFR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the PPL Electric Income Statements.

(LG&E and KU)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to the difference between LG&E's FERC borrowing limit and LG&E's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At June 30, 2026, LG&E's money pool unused capacity was $1,092 million. At June 30, 2026, LG&E had outstanding borrowings of $108 million from KU and/or LKE. This balance is reflected in "Notes payable to affiliates" on the LG&E Balance Sheets. At December 31, 2025, LG&E had no borrowings outstanding from KU and/or LKE.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to the difference between KU's FERC borrowing limit and KU's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At June 30, 2026, KU's money pool unused capacity was $963 million. At June 30, 2026, KU had borrowings outstanding of $172 million from LG&E and/or LKE. At December 31, 2025, KU had borrowings outstanding of $36 million from LG&E and/or LKE. These balances are reflected in "Notes payable to affiliates" on the KU Balance Sheets.

12. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended June 30 were:

	Three Months		Six Months
	2026	2025	2026	2025
Defined benefit plans - non-service credits (Note 9)	$6	$7	$12	$15
Interest income	9	2	18	8
AFUDC - equity component	28	20	52	35
Miscellaneous	—	(6)	—	(7)
Other Income (Expense) - net	$43	$23	$82	$51

(PPL Electric)

The details of "Other Income (Expense) - net" for the periods ended June 30 were:

	Three Months		Six Months
	2026	2025	2026	2025
Defined benefit plans - non-service credits (Note 9)	$2	$4	$3	$7
AFUDC - equity component	10	8	19	15
Miscellaneous	2	(1)	4	—
Other Income (Expense) - net	$14	$11	$26	$22

(LG&E)

The details of "Other Income (Expense) - net" for the periods ended June 30 were:

	Three Months		Six Months
	2026	2025	2026	2025
Defined benefit plans - non-service credits (costs) (Note 9)	$—	$1	$(1)	$1
AFUDC - equity component	6	4	11	7
Miscellaneous	—	—	2	—
Other Income (Expense) - net	$6	$5	$12	$8

(KU)

The details of "Other Income (Expense) - net" for the periods ended June 30 were:

	Three Months		Six Months
	2026	2025	2026	2025
Defined benefit plans - non-service credits (Note 9)	$1	$2	$2	$3
AFUDC - equity component	7	5	13	8
Miscellaneous	(2)	(2)	(2)	(1)
Other Income (Expense) - net	$6	$5	$13	$10

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	June 30, 2026				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$332	$332	$—	$—	$1,071	$1,071	$—	$—
Restricted cash and cash equivalents (a)	7	7	—	—	15	15	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	339	339	—	—	1,086	1,086	—	—
Special use funds (a):
Money market fund	—	—	—	—	1	1	—	—
Commingled debt fund measured at NAV (c)	3	—	—	—	5	—	—	—
Commingled equity fund measured at NAV (c)	2	—	—	—	5	—	—	—
Total special use funds	5	—	—	—	11	1	—	—
Price risk management assets (d):
Gas contracts	2	—	1	1	6	—	2	4
Total assets	$346	$339	$1	$1	$1,103	$1,087	$2	$4

Liabilities
Price risk management liabilities (d):
Interest rate derivatives	$3	$—	$3	$—	$5	$—	$5	$—
Gas contracts	17	—	12	5	10	—	6	4
Total price risk management liabilities	$20	$—	$15	$5	$15	$—	$11	$4

PPL Electric
Assets
Cash and cash equivalents	$33	$33	$—	$—	$30	$30	$—	$—
Total assets	$33	$33	$—	$—	$30	$30	$—	$—

LG&E
Assets
Cash and cash equivalents	$11	$11	$—	$—	$162	$162	$—	$—
Restricted cash and cash equivalents (a)	3	3	—	—	7	7	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	14	14	—	—	169	169	—	—
Total assets	$14	$14	$—	$—	$169	$169	$—	$—

Liabilities
Price risk management liabilities
Interest rate derivatives	$3	$—	$3	$—	$5	$—	$5	$—
Total price risk management liabilities	$3	$—	$3	$—	$5	$—	$5	$—

KU
Assets
Cash and cash equivalents	$12	$12	$—	$—	$10	$10	$—	$—
Restricted cash and cash equivalents (a)	3	3	—	—	7	7	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	15	15	—	—	17	17	—	—
Total assets	$15	$15	$—	$—	$17	$17	$—	$—

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

A reconciliation of net assets (liabilities) classified as Level 3 for the six months ended June 30 is as follows:

Gas Contracts
2026
Balance at beginning of period	$—
Total unrealized gains (losses) recognized as Regulatory Assets/Regulatory Liabilities	(4)
Balance at end of period	$(4)

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

Financial Instruments Not Recorded at Fair Value (All Registrants)

Substantially all long-term debt is classified as Level 2. Contract adjustment payments are classified as Level 2. The effect of third-party credit enhancements is not included in the fair value measurement. The carrying amounts of contract adjustment payments related to the Purchase Contract component of the Corporate Units and long-term debt on the Balance Sheets and their estimated fair values are set forth below.

	June 30, 2026		December 31, 2025
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL
Contract adjustment payments (b)	$89	$88	$—	$—
Long-term debt	20,258	19,710	18,894	18,488
PPL Electric
Long-term debt	6,199	5,876	5,707	5,473
LG&E
Long-term debt	2,866	2,755	2,865	2,784
KU
Long-term debt	3,493	3,246	3,510	3,304

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

PPL, LG&E and KU had no obligation to return or post cash collateral under master netting arrangements at June 30, 2026 and December 31, 2025.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate derivatives that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL had no such contracts at June 30, 2026.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three and six months ended June 30, 2026 and 2025, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At June 30, 2026, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At June 30, 2026, LG&E held contracts with a notional amount of $64 million that mature in 2033.

Commodity Price Risk (PPL)

Economic Activity

RIE enters into derivative contracts that economically hedge natural gas purchases. Realized gains and losses from the derivatives are recoverable through regulated rates, therefore subsequent changes in fair value are included in regulatory assets or liabilities until they are realized as purchased gas. Realized gains and losses are recognized in "Energy Purchases" on the Statements of Income upon settlement of the contracts. At June 30, 2026, RIE held contracts with notional volumes of 45 Bcf that range in maturity from 2026 through 2029.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless the NPNS is elected. NPNS contracts include certain full requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps and RIE's gas derivative contracts that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at June 30, 2026 and December 31, 2025.

See Note 1 in each Registrant's 2025 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and the location of derivatives not designated as hedging instruments on the Balance Sheets:

	June 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate derivatives (b)	$—	$—	$—	$1
Gas contracts	2	12	6	5
Total current	2	12	6	6
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate derivatives (b)	—	3	—	4
Gas contracts	—	5	—	5
Total noncurrent	—	8	—	9
Total derivatives	$2	$20	$6	$15

(a)Current portion is included in "Other current assets" and "Other current liabilities" and noncurrent portion is included in "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.
(b)Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended June 30, 2026.

	Three Months	Six Months		Three Months	Six Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate derivatives	$—	$—	Interest Expense	$—	$(1)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Six Months
Gas contracts	Energy purchases	$(2)	$6
	Operating revenues	—	(1)
	Total	$(2)	$5

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Six Months
Interest rate derivatives	Regulatory assets - noncurrent	$1	$1
Gas contracts	Regulatory assets - noncurrent	(10)	(11)
	Total	$(9)	$(10)

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended June 30, 2025.

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

The following table presents the amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense as a result of cash flow hedging activity for the periods ended June 30, 2026.

	Three Months	Six Months
	Interest Expense	Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$232	$456
Amount of gain (loss) reclassified from AOCI to income	—	(1)

The following table presents the amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense as a result of cash flow hedging activity for the periods ended June 30, 2025.

	Three Months	Six Months
	Interest Expense	Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$199	$389
Amount of gain (loss) reclassified from AOCI to income	(1)	(2)

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	June 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate derivatives	$—	$—	$—	$1
Total current	—	—	—	1
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate derivatives	—	3	—	4
Total noncurrent	—	3	—	4
Total derivatives	$—	$3	$—	$5

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the periods ended June 30, 2026.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Six Months
Interest rate derivatives	Regulatory assets - noncurrent	$1	$1

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the periods ended June 30, 2025.

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
June 30, 2026
Derivatives
PPL	$2	$2	$—	$—	$20	$2	$—	$18
LG&E	—	—	—	—	3	—	—	3

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2025
Derivatives
PPL	$6	$3	$—	$3	$10	$3	$—	$7
LG&E	—	—	—	—	5	—	—	5

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

(PPL)

At June 30, 2026, derivative contracts in a net liability position that contain credit risk-related contingent features were $11 million. The aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade was $11 million.

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

The changes in the carrying amounts of AROs were as follows.

	PPL	LG&E	KU
Balance at December 31, 2025	$140	$75	$57
Accretion	4	2	2
Changes in estimated timing or cost	(12)	(11)	(1)
Obligations settled	(13)	(5)	(8)
Other	1	(1)	(1)
Balance at June 30, 2026	$120	$60	$49

16. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended June 30 were as follows.

	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
		Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
March 31, 2026	$13	$4	$(2)	$(215)	$(200)
Amounts arising during the period	—	(1)	—	(5)	(6)
Reclassifications from AOCI	—	—	—	1	1
Net OCI during the period	—	(1)	—	(4)	(5)
June 30, 2026	$13	$3	$(2)	$(219)	$(205)

December 31, 2025	$12	$3	$(2)	$(215)	$(202)
Amounts arising during the period	—	—	—	(5)	(5)
Reclassifications from AOCI	1	—	—	1	2
Net OCI during the period	1	—	—	(4)	(3)
June 30, 2026	$13	$3	$(2)	$(219)	$(205)

March 31, 2025	$10	$4	$(3)	$(195)	$(184)
Amounts arising during the period	1	—	—	(8)	(7)
Reclassifications from AOCI	—	—	—	1	1
Net OCI during the period	1	—	—	(7)	(6)
June 30, 2025	$11	$4	$(3)	$(202)	$(190)

December 31, 2024	$9	$4	$(3)	$(194)	$(184)
Amounts arising during the period	1	—	—	(8)	(7)
Reclassifications from AOCI	1	—	—	—	1
Net OCI during the period	2	—	—	(8)	(6)
June 30, 2025	$11	$4	$(3)	$(202)	$(190)

17. New Accounting Guidance Pending Adoption

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

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2026 with the same periods in 2025. The PPL "Results of Operations" also includes "Segment Earnings," which provides a detailed analysis of earnings by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

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

Rate Case Proceedings

Rhode Island 2025 (PPL)

On November 26, 2025, RIE filed a request with the RIPUC for an increase in electric and natural gas base distribution rates, and approval of certain regulatory and accounting treatments. In its application, RIE seeks to implement a two-year rate plan. As submitted in the initial application, in the first year of the rate plan RIE's proposed base distribution rates for electric and gas service are designed to collect additional annual operating revenue of approximately $181 million ($66 million or 18.2% in electricity revenues and $115 million or 36.4% in gas revenues). In the second year of the rate plan, RIE's proposed base distribution rates for electric and gas combined are designed to collect the proposed base distribution rate increases for electric and gas in the first year of the rate plan and additional operating revenues of approximately $49 million ($17 million or 3.6% in electricity revenues and $32 million or 7.4% in gas revenues). The amounts in the initial submission continue to be evaluated after consideration of the hold harmless commitment and potential bill credits were consolidated with the base distribution rate proceeding, as discussed below.

The application is based on a historical test year of September 1, 2024 through August 31, 2025 and requested an authorized ROE of 10.75%. Subject to RIPUC approval, new rates are expected to become effective on September 1, 2026. Certain counterparties have intervened in the proceeding, and on April 16, 2026, submitted testimony. The RIPUC held hearings on this request in June and July 2026. A ruling from the RIPUC is anticipated in August 2026. PPL cannot predict the outcome of the proceeding.

Pennsylvania 2025 (PPL and PPL Electric)

On September 30, 2025, PPL Electric filed a request with the PAPUC for an increase in distribution base rates of approximately $356 million, more than $50 million of which is already included in customer bills through rate recovery mechanisms, and approval of certain regulatory and accounting treatments. The proposed increase in distribution base rates would have increased PPL Electric's total annual revenue by approximately 8.6%. The application was based on a fully projected future test year of July 1, 2026 through June 30, 2027 and requested an authorized ROE of 11.3%.

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

On June 11, 2026, the PAPUC entered its order approving the settlement with a minor modification related to net metering eligibility. None of the parties to the settlement objected to the PAPUC's minor modification to the settlement terms and new rates became effective on July 1, 2026. On June 26, 2026, the Customer-Generator Coalition filed a Petition for Reconsideration of the June 11, 2026 PAPUC Order, and PPL Electric filed its Answer on July 6, 2026. The PAPUC entered a tolling order on July 8, 2026, to preserve jurisdiction. There is no statutory timeframe in which the PAPUC must rule on the merits of the Customer-Generator Coalition Petition. The Customer-Generator Coalition Petition is limited to a net metering eligibility issue, and PPL Electric does not anticipate that the outcome of the Customer-Generator Coalition Petition will have any effect on the rates approved by the PAPUC.

Kentucky 2025 (PPL, LG&E and KU)

On February 16, 2026, the KPSC issued orders approving portions of LG&E's and KU's October 2025 stipulation and recommendation, with modifications. See "Regulatory Matters – Kentucky Activities – Rate Case Proceedings" in Note 7 in PPL's, LG&E's and KU's 2025 Form 10-K for additional information on the filings made by LG&E and KU with the KPSC in 2025.

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

On March 11, 2026, LG&E and KU filed a request for rehearing on several issues contained in the orders from the KPSC along with a Notice of their Withdrawal from the stipulation. On March 27, 2026, the KPSC issued orders correcting tariff appendices, denying two intervenor rehearing requests, and reopening the dockets to consider LG&E's and KU's request for rehearing. Following two rounds of additional discovery and the filing of briefs by the parties, on June 20, 2026, the case was submitted for a decision on the record by the KPSC. LG&E and KU have requested a decision from the KPSC by August 14, 2026.

PPL, LG&E and KU cannot predict the outcome of this matter.

Virginia 2026 (PPL and KU)

On April 30, 2026, KU filed a request with the VSCC for an increase in Virginia annual base electricity rates of approximately $19 million. KU's request is based on an authorized 10.95% ROE. Subject to regulatory review and approval, new rates would become effective February 1, 2027. A public hearing is scheduled to commence on November 12, 2026. PPL and KU cannot predict the outcome of this matter.

(PPL, LG&E and KU)

Potential Legal Merger of LG&E and KU

Pursuant to prior orders of the KPSC, the LG&E and KU rate case application included an assessment of a potential legal merger of LG&E and KU and concluded a legal merger may be appropriate. On December 30, 2025, LG&E and KU filed a joint update in the rate case proceedings stating that they expected to file necessary applications for merger approval in mid-2026 with the KPSC. On March 31, 2026, LG&E and KU filed an application with the KPSC for approval of the merger and associated accounting, financing and rate mechanism matters. On April 17, 2026, LG&E and KU filed an application with the VSCC for approval of the merger and certain associated matters. On May 29, 2026, LG&E and KU filed a related application with the VSCC for approval of financing and affiliate transactions in connection with the proposed merger. On July 2, 2026, LG&E and KU reached a proposed settlement agreement with the majority of the intervenors in the KPSC proceeding and filed a stipulation and recommendation with the KPSC recommending approval of the merger by the KPSC and including certain LG&E and KU commitments regarding merged LG&E and KU rate transition plans and deferred regulatory asset and liability accounting and rate treatment regarding relevant merger costs and savings and depreciation changes. On July 9, 2026, LG&E and KU filed a Section 203 application with the FERC for approval of the merger.

The proposed merger structure contemplates LG&E as the successor legal entity which would, by operation of law, retain and assume, respectively, all the assets, properties and rights, and liabilities, duties and obligations of LG&E and KU.

Ultimately, any merger would require formal approvals from the KPSC, VSCC, the FERC and the Federal Communications Commission (FCC), as well as the boards and sole shareholder of both companies. It is anticipated that the regulatory agencies may issue orders in the current proceedings during the third or fourth quarters of 2026, which orders could contain conditions or elements that necessitate further review and consideration by the companies.

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

FERC Transmission Rate Filing

In 2018, LG&E and KU applied to the FERC requesting elimination of certain on-going waivers and credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application sought termination of LG&E's and KU's commitment to provide certain Kentucky municipalities mitigation for certain horizontal market power concerns arising out of the 1998 LG&E and KU merger and 2006 MISO withdrawal. The amounts at issue are generally waivers or credits granted to a limited number of Kentucky municipalities for either certain LG&E and KU or MISO transmission charges incurred for transmission service received. In 2019, the FERC granted LG&E's and KU's request to remove the ongoing credits, conditioned upon the implementation by LG&E and KU of a transition mechanism for certain existing power supply arrangements, which was subsequently filed, modified, and approved by the FERC in 2020 and 2021. In 2020, LG&E and KU and other parties filed appeals with the U.S. Court of Appeals - D.C. Circuit (D.C. Circuit Court of Appeals) regarding the FERC's orders on the elimination of the mitigation and required transition mechanism. In August 2022, the D.C. Circuit Court of Appeals issued an order remanding the proceedings back to the FERC. On May 18, 2023, the FERC issued an order on remand reversing its 2019 decision and requiring LG&E and KU to refund credits previously withheld, including under such transition mechanism. LG&E and KU filed a petition for review of the FERC's May 18, 2023 order with the D.C. Circuit Court of Appeals and provided refunds in accordance with the FERC order on December 1, 2023. The FERC issued an order on LG&E's and KU's compliance filing on November 16, 2023, and LG&E and KU filed a petition for review of this November 16, 2023 order on February 14, 2024. The FERC issued the substantive order on rehearing on March 21, 2024, reaffirming its prior decision. On August 8, 2025, the D.C. Circuit Court of Appeals issued a procedural ruling vacating the FERC's prior orders and remanded the matter back to the FERC for further proceedings, which are underway. In May 2026, the FERC issued an order declaring the transition mechanism agreements effective, subject to refund, and set the proceedings for hearing suspended for settlement. LG&E and KU cannot predict the ultimate outcome of the proceedings or any other post decision process but do not expect the annual impact to have a material effect on their operations or financial condition. LG&E and KU currently receive recovery of certain waivers and credits primarily through existing base rate levels.

(PPL)

Joint Venture Agreement with Blackstone Infrastructure

PPL and affiliates of Blackstone Infrastructure Advisors L.L.C. (Blackstone Infrastructure) have formed a joint venture, Invitium Energy, LLC (Invitium), to build, own and operate new electricity generation stations to power data centers in Pennsylvania under long-term energy supply services agreements (ESSAs) to address underlying resource adequacy and affordability concerns in Pennsylvania and the territory served by PJM Interconnection, L.L.C. more broadly. PPL owns 51% of Invitium and Blackstone Infrastructure owns 49%. Invitium is actively engaged with hyperscalers, landowners, natural gas pipeline companies and turbine manufacturers, and has secured multiple land parcels and placed deposits on future turbine purchases to enable the build of new generation. Construction of new generation stations is contingent on the execution of ESSAs with data center developers, including hyperscalers. No ESSAs with developers or hyperscalers have been signed as of the filing date of this Form 10-Q.

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

During the first quarter of 2026, RIE re-engaged in discussions with the Division regarding a proposal to satisfy the Hold Harmless Commitment. On April 16, 2026, RIE filed a motion with the RIPUC to reopen the previous docket concerning the Hold Harmless Commitment along with an updated tariff advice which reflects a methodology consistent with the previously proposed miscellaneous bill credits and two potential, alternative methods of allocating the bill credits among customers. The actual amount of miscellaneous bill credits to be issued will vary depending upon the agreed upon cost of capital, timing of the issuance of the credits, the outcome of the pending distribution rate case proceedings and potentially other factors. As proposed, the bill credits would be issued and recorded as a reduction to revenue in the first quarters of 2027 and 2028. On April 17, 2026, the RIPUC approved the motion and consolidated the tariff advice docket with the pending base distribution rate proceeding. The RIPUC held hearings on the RIE proposal on July 8, 2026, and a ruling from the RIPUC is expected in August 2026. PPL cannot predict the outcome of these proceedings.

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

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2026 with the same periods in 2025. The "Segment Earnings" discussion provides a review of results by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

(PPL Electric, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2026 with the same periods in 2025.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis and Segment Earnings

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2026	2025	$ Change	2026	2025	$ Change
Operating Revenues	$2,111	$2,025	$86	$4,885	$4,529	$356

Operating Expenses
Operation
Fuel	195	192	3	469	426	43
Energy purchases	403	388	15	1,106	947	159
Other operation and maintenance	572	614	(42)	1,151	1,212	(61)
Depreciation	362	324	38	713	646	67
Taxes, other than income	104	101	3	226	214	12
Total Operating Expenses	1,636	1,619	17	3,665	3,445	220
Operating Income	475	406	69	1,220	1,084	136
Other Income (Expense) - net	43	23	20	82	51	31
Interest Expense	232	199	33	456	389	67
Income Before Income Taxes	286	230	56	846	746	100
Income Taxes	56	47	9	164	149	15
Net Income	$230	$183	$47	$682	$597	$85

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
PPL Electric distribution price (a)	$(17)	$(3)
PPL Electric PLR (b)	47	158
PPL Electric transmission formula rate (c)	15	37
LG&E retail rates (d)	21	54
LG&E fuel and other energy purchases (e)	(3)	44
LG&E RAR	5	10
KU retail rates (d)	28	64
KU fuel and other energy purchases (f)	4	28
RIE distribution price (g)	(25)	(53)
RIE distribution volume	13	21
RIE retail energy (h)	(17)	(33)
RIE transmission formula rate (i)	10	(5)
RIE gas (j)	2	23
Other	3	11
Total	$86	$356

(a)The decrease for the three months ended June 30, 2026 was primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)The increases were primarily due to higher energy prices and an increase in PLR customers.
(c)The increases were primarily due to returns on additional transmission capital investments and return of depreciation expense.
(d)The increases were due to new base rates approved by the KPSC effective January 1, 2026.
(e)The decrease for the three months ended June 30, 2026 was primarily due to lower recoveries of fuel expenses and energy purchases, partially offset by higher recoveries of energy purchases from affiliate. The increase for the six months ended June 30, 2026 was primarily due to higher recoveries of fuel expenses and energy purchases.
(f)The increases were primarily due to higher recoveries of fuel expenses.
(g)The decreases were primarily due to reconcilable cost recovery mechanisms approved by the RIPUC.
(h)The decreases were primarily due to lower prices and customer volumes.
(i)The increase for the three months ended June 30, 2026 was primarily due to an increase in returns on capital investments, partially offset by the ISO-NE transmission rates ROE reduction. The decrease for the six months ended June 30, 2026 was primarily due to the ISO-NE transmission rates ROE reduction, partially offset by an increase in capital investments. See Note 6 to the Financial Statements for additional information about the ISO-NE transmission rates ROE reduction.

(j)The increase for the six months ended June 30, 2026 was primarily due to higher prices and volumes.

Fuel

Fuel increased $43 million for the six months ended June 30, 2026 compared with 2025, primarily due to a $56 million increase in commodity costs, partially offset by a $12 million decrease in volumes due to weather.

Energy Purchases

The increase (decrease) in energy purchases was due to:

	Three Months	Six Months
PPL Electric PLR prices	$34	$112
PPL Electric PLR volumes	3	23
LG&E volumes	(1)	(9)
LG&E commodity costs	(2)	39
RIE commodity costs	(32)	(20)
RIE net metering	7	—
RIE volumes	1	12
Other	5	2
Total	$15	$159

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Six Months
PPL Electric storm costs	$(10)	$5
PPL Electric vegetation management expenses	6	7
PPL Electric power restoration costs	4	11
LG&E generation maintenance expenses	4	8
LG&E IT regulatory assets (a)	(3)	(12)
KU IT regulatory assets (a)	(3)	(12)
KU miscellaneous expenses (b)	5	6
RIE energy efficiency program expenses	(5)	(24)
RIE bad debt expenses	(7)	(2)
RIE storm expenses	(12)	(22)
RIE pension alignment	4	10
IT costs (c)	(14)	(25)
Transition costs associated with RIE	(17)	(34)
Other	6	23
Total	$(42)	$(61)

(a)The decrease for the six months ended June 30, 2026 was primarily due to the reclassification of 2025 costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems to a regulatory asset. See Note 6 to the Financial Statements for additional information.
(b)The increase for the three months ended June 30, 2026 was primarily due to higher DSM costs and meter reading expenses. The increase for the six months ended June 30, 2026 was primarily due to higher DSM costs and vegetation management expenses.
(c)The decreases were primarily due to costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems.

Other Income (Expense) - net

The increase (decrease) in other income (expense) was due to:

	Three Months	Six Months
Defined benefit plans - non-service credits (Note 9)	$(1)	$(3)
Interest income	7	10
AFUDC - equity component	8	17
Miscellaneous	6	7
Total	$20	$31

Depreciation

Depreciation increased $38 million for the three months ended June 30, 2026 compared with 2025, primarily due to a $28 million increase from PP&E additions, net of retirements, a $4 million increase due to higher depreciation rates effective March 1, 2026 at LG&E and a $6 million increase due to higher depreciation rates effective March 1, 2026 at KU.

Depreciation increased $67 million for the six months ended June 30, 2026 compared with 2025, primarily due to a $48 million increase from PP&E additions, net of retirements, a $6 million increase due to higher depreciation rates effective March 1, 2026 at LG&E and an $8 million increase due to higher depreciation rates effective March 1, 2026 at KU.

Interest Expense

Interest expense increased $33 million and $67 million for the three and six months ended June 30, 2026 compared with 2025, primarily due to an increase in long-term debt borrowings.

Segment Earnings

PPL's Net Income (Loss) by reportable segment for the periods ended June 30 were as follows:

	Three Months			Six Months
	2026	2025	$ Change	2026	2025	$ Change
Kentucky Regulated	$131	$126	$5	$401	$349	$52
Pennsylvania Regulated	132	139	(7)	316	323	(7)
Rhode Island Regulated	10	(17)	27	46	53	(7)
Corporate and Other (a)	(43)	(65)	22	(81)	(128)	47
Net Income (Loss)	$230	$183	$47	$682	$597	$85

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
• Acquisition and divestiture-related adjustments.
• Other charges or credits that are, in management's view, non-recurring or otherwise not reflective of the company's ongoing operations.

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended June 30 were as follows:

	Three Months			Six Months
	2026	2025	$ Change	2026	2025	$ Change
Kentucky Regulated	$133	$132	$1	$387	$357	$30
Pennsylvania Regulated	135	140	(5)	321	325	(4)
Rhode Island Regulated	19	8	11	92	80	12
Corporate and Other	(40)	(40)	—	(75)	(78)	3
Earnings from Ongoing Operations	$247	$240	$7	$725	$684	$41

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

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results:

	Three Months			Six Months
	2026	2025	$ Change	2026	2025	$ Change
Operating Revenues	$888	$837	$51	$2,095	$1,896	$199
Fuel	195	192	3	469	426	43
Energy purchases	25	30	(5)	151	126	25
Other operation and maintenance	214	200	14	407	400	7
Depreciation	202	179	23	394	355	39
Taxes, other than income	29	26	3	56	51	5
Total Operating Expenses	665	627	38	1,477	1,358	119
Other Income (Expense) - net	13	10	3	24	18	6
Interest Expense	71	62	9	142	122	20
Income Taxes	34	32	2	99	85	14
Net Income	131	126	5	401	349	52
Less: Special Items	(2)	(6)	4	14	(8)	22
Earnings from Ongoing Operations	$133	$132	$1	$387	$357	$30

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2026	2025	2026	2025
IT transformation, net of tax of $0, $2, ($5), $2 (a)	Other operation and maintenance	$(1)	$(5)	$15	$(6)
Office relocation and related costs, net of tax of $0, $0 (b)	Other operation and maintenance	—	(1)	—	(2)
Safety transformation, net of tax of $0, $0 (c)	Other operation and maintenance	(1)	—	(1)	—
Total Special Items		$(2)	$(6)	$14	$(8)

(a)2026 is primarily related to the reclassification of 2025 costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems to a regulatory asset. See Note 6 to the Financial Statements for additional information.
(b)Certain costs related to the relocation of corporate offices.
(c)Costs associated with an enterprise-wide safety transformation program.

The changes in the components of the Kentucky Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

	Three Months	Six Months
Operating Revenues	$51	$199
Fuel	(3)	(43)
Energy purchases	5	(26)
Other operation and maintenance	(20)	(36)
Depreciation	(22)	(38)
Taxes, other than income	(3)	(5)
Other Income (Expense) - net	3	6
Interest Expense	(9)	(20)
Income Taxes	(1)	(7)
Earnings from Ongoing Operations	1	30
Special Items, after-tax	4	22
Net Income	$5	$52

•Higher operating revenues for the three month period primarily due to a $49 million increase in retail rates due to new base rates approved by the KPSC effective January 1, 2026.

•Higher operating revenues for the six month period primarily due to a $118 million increase in retail rates due to new base rates approved by the KPSC effective January 1, 2026 and a $73 million increase in recoveries of fuel and energy purchases.

•Higher fuel expense for the three month period primarily due to a $9 million increase in commodity costs and a $5 million increase in volumes due to weather, partially offset by a $10 million decrease in volumes due to a planned outage.

•Higher fuel expense for the six month period primarily due to a $56 million increase in commodity costs, partially offset by a $12 million decrease in volumes due to weather.

•Higher energy purchases for the six month period primarily due to a $39 million increase in commodity costs, partially offset by a $9 million decrease in volumes due to weather.

•Higher other operation and maintenance expense for the three month period primarily due to a $6 million increase in generation maintenance expenses, a $3 million increase in DSM costs, a $3 million increase in meter reading expenses and an $8 million increase in other items that were not individually significant.

•Higher other operation and maintenance expense for the six month period primarily due to a $12 million increase in generation maintenance expenses, a $5 million increase in storm amortization expenses, a $4 million increase in DSM costs and a $15 million increase in other items that were not individually significant.

•Higher depreciation for the three month period primarily due to a $13 million increase in additions to PP&E, net of retirements and a $10 million increase in depreciation rates effective March 1, 2026.

•Higher depreciation for the six month period primarily due to a $22 million increase in additions to PP&E, net of retirements and a $14 million increase in depreciation rates effective March 1, 2026.

•Higher interest expense for the three month period primarily due to an increase in long-term debt borrowings.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results:

	Three Months			Six Months
	2026	2025	$ Change	2026	2025	$ Change
Operating Revenues	$744	$693	$51	$1,715	$1,512	$203
Energy purchases	213	169	44	544	398	146
Other operation and maintenance	158	159	(1)	348	321	27
Depreciation	110	100	10	218	202	16
Taxes, other than income	36	32	4	84	73	11
Total Operating Expenses	517	460	57	1,194	994	200
Other Income (Expense) - net	14	11	3	26	22	4
Interest Income from Affiliate	1	—	1	2	2	—
Interest Expense	73	62	11	140	122	18
Income Taxes	37	43	(6)	93	97	(4)
Net Income	132	139	(7)	316	323	(7)
Less: Special Items	(3)	(1)	(2)	(5)	(2)	(3)
Earnings from Ongoing Operations	$135	$140	$(5)	$321	$325	$(4)

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2026	2025	2026	2025
IT transformation, net of tax of $1, $2 (a)	Other operation and maintenance	$(3)	$—	$(5)	$—
Office relocation and related costs, net of tax of $0, $0 (b)	Other operation and maintenance	—	(1)	—	(2)
Total Special Items		$(3)	$(1)	$(5)	$(2)

(a)Costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems.
(b)Certain costs related to the relocation of corporate offices.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special.

	Three Months	Six Months
Operating Revenues	$51	$203
Energy purchases	(44)	(146)
Other operation and maintenance	4	(21)
Depreciation	(10)	(16)
Taxes, other than income	(3)	(11)
Other Income (Expense) - net	3	4
Interest Income from Affiliate	1	—
Interest Expense	(12)	(19)
Income Taxes	5	2
Earnings from Ongoing Operations	(5)	(4)
Special Items, after-tax	(2)	(3)
Net Income	$(7)	$(7)

•Higher operating revenues for the three month period primarily due to a $47 million increase in PLR and a $15 million increase in transmission formula rate revenue, partially offset by a $17 million decrease in distribution pricing.

•Higher operating revenues for the six month period primarily due to a $158 million increase in PLR, a $37 million increase in transmission formula rate revenue and a $7 million increase in distribution volumes.

•Higher energy purchases for the three month period primarily due to a $34 million increase in PLR prices, a $5 million increase in net metering and a $3 million increase in PLR volumes.

•Higher energy purchases for the six month period primarily due to a $112 million increase in PLR prices, a $23 million increase in PLR volumes and a $7 million increase in net metering.

•Lower other operation and maintenance expense for the three month period primarily due to a $10 million decrease in storm costs and a $4 million decrease in other items that are not individually significant, partially offset by a $6 million increase in vegetation management expenses and a $4 million increase in power restoration costs.

•Higher other operation and maintenance expense for the six month period primarily due to an $11 million increase in power restoration costs, a $7 million increase in vegetation management expenses and a $5 million increase in storm costs.

•Higher depreciation for the three month period primarily due to an increase in PP&E additions, net of retirements.

•Higher interest expense for the three and six month periods primarily due to an increase in long-term debt borrowings.

Rhode Island Regulated Segment

The Rhode Island Regulated segment includes the regulated electricity transmission and distribution and natural gas distribution operations of RIE.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results:

	Three Months			Six Months
	2026	2025	$ Change	2026	2025	$ Change
Operating Revenues	$479	$494	$(15)	$1,075	$1,120	$(45)
Energy purchases	164	190	(26)	411	425	(14)
Other operation and maintenance	194	214	(20)	385	414	(29)
Depreciation	49	44	5	97	86	11
Taxes, other than income	40	42	(2)	86	89	(3)
Total Operating Expenses	447	490	(43)	979	1,014	(35)
Other Income (Expense) - net	9	(4)	13	19	3	16
Interest Income from Affiliate	—	1	(1)	—	3	(3)
Interest Expense	30	27	3	63	50	13
Income Taxes	1	(9)	10	6	9	(3)
Net Income	10	(17)	27	46	53	(7)
Less: Special Items	(9)	(25)	16	(46)	(27)	(19)
Earnings from Ongoing Operations	$19	$8	$11	$92	$80	$12

The following after-tax gains (losses), which management considers special items, impacted the Rhode Island Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2026	2025	2026	2025
ISO-NE transmission rates ROE reduction, net of tax of $0, $4 (a)	Operating Revenues	$(1)	$—	$(16)	$—
Meter system integration impacts, net of tax of $2 (b)	Operating Revenues	—	—	(9)	—
Post TSA adjustments, net of tax of $4, $4 (c)	Operating Revenues	—	(16)	—	(16)
Customer system integration impacts, net of tax of $2, $3 (d)	Other operation and maintenance	(6)	—	(13)	—
IT transformation, net of tax of $1, $1, $1, $1 (e)	Other operation and maintenance	(2)	(3)	(4)	(4)
Post TSA adjustments, net of tax of $1, $1 (c)	Other operation and maintenance	—	(3)	—	(3)
Acquisition integration, net of tax of ($2) (f)	Other Income (Expense) - net	—	—	—	7
Energy efficiency programs settlement, net of tax of $2 (g)	Other Income (Expense) - net	—	—	—	(6)
Post TSA adjustments, net of tax of $2, $2 (c)	Other Income (Expense) - net	—	(5)	—	(5)
ISO-NE transmission rates ROE reduction, net of tax of $1 (a)	Interest Expense	—	—	(4)	—
Energy efficiency programs settlement (g)	Income Taxes	—	2	—	—
Total Special Items		$(9)	$(25)	$(46)	$(27)

(a)Prior period impact of an ISO-NE transmission rate reduction. See Note 6 to the Financial Statements for additional information.
(b)Prior period impact related to a meter data system integration post transition services agreement.
(c)Adjustments related to account reconciliations and process alignment subsequent to the end of the transition services agreement associated with the acquisition of RIE.
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

	Three Months	Six Months
Operating Revenues	$(34)	$(33)
Energy purchases	26	14
Other operation and maintenance	24	41
Depreciation	(5)	(11)
Taxes, other than income	2	3
Other Income (Expense) - net	6	11
Interest Income from Affiliate	(1)	(3)
Interest Expense	(3)	(8)
Income Taxes	(4)	(2)
Earnings from Ongoing Operations	11	12
Special Items, after-tax	16	(19)
Net Income	$27	$(7)

•Lower operating revenues for the three month period primarily due to a $25 million decrease in reconcilable cost recovery mechanisms approved by the RIPUC, a $17 million decrease in retail energy and a $6 million decrease in gas prices and volumes, partially offset by a $13 million increase in distribution volumes.

•Lower operating revenues for the six month period primarily due to a $53 million decrease in reconcilable cost recovery mechanisms approved by the RIPUC and a $22 million decrease in retail energy, partially offset by a $21 million increase in distribution volumes, a $15 million increase in gas prices and volumes and a $7 million increase in the transmission formula rate returns.

•Lower energy purchases for the three month period primarily due to a $32 million decrease in commodity costs, partially offset by a $7 million increase in net metering.

•Lower energy purchases for the six month period primarily due to a $20 million decrease in commodity costs and a $6 million decrease in other items that are not individually significant, partially offset by a $12 million increase in volumes.

•Lower other operation and maintenance expense for the three month period primarily due to a $12 million decrease in storm recovery funds, a $7 million decrease in bad debt expenses, a $5 million decrease in energy efficiency expenses and a $5 million decrease in gas system pressure expenses, partially offset by a $4 million increase due to a reclassification of the pension adjustment mechanism to align with PPL's accounting for other revenue related recovery items and a $3 million increase in vegetation management expenses.

•Lower other operation and maintenance expense for the six month period primarily due to a $24 million decrease in energy efficiency expenses, a $22 million decrease in storm recovery funds and a $5 million decrease in other items that are not individually significant, partially offset by a $10 million increase due to a reclassification of the pension adjustment mechanism to align with PPL's accounting for other revenue related recovery items.

•Higher depreciation for the three and six month periods primarily due to an increase in PP&E additions, net of retirements.

•Lower taxes other than income for the three and six month periods primarily due to an increase in gross receipt and property taxes.

•Higher other income (expense) for the three and six month periods primarily due to a reclassification of the pension adjustment mechanism to align with PPL's accounting for other revenue related recovery items.

•Lower interest income from affiliate for the six month period primarily due to a decrease in affiliate borrowings.

•Higher interest expense for the three and six month periods primarily due to an increase in borrowings.

•Higher income taxes for the three and six month periods primarily due to higher pre-tax income.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended June 30.

	2026 Three Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$131	$132	$10	$(43)	$230
Less: Special Items (expense) benefit:
IT transformation, net of tax of $0, $1, $1, $1 (a)	(1)	(3)	(2)	(3)	(9)
Customer system integration impacts, net of tax of $2 (b)	—	—	(6)	—	(6)
ISO-NE transmission rates ROE reduction, net of tax of $0 (c)	—	—	(1)	—	(1)
Safety transformation, net of tax of $0 (d)	(1)	—	—	—	(1)
Total Special Items	(2)	(3)	(9)	(3)	(17)
Earnings from Ongoing Operations	$133	$135	$19	$(40)	$247

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
(d)Costs associated with an enterprise-wide safety transformation program.

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
(d)Tax effect of costs associated with a settlement agreement regarding energy efficiency programs prior to PPL's acquisition of RIE.
(e)Certain costs related to the relocation of corporate offices.
(f)Adjustments related to account reconciliations and process alignment subsequent to the end of the transition services agreement associated with the acquisition of RIE.

	2026 Six Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$401	$316	$46	$(81)	$682
Less: Special Items (expense) benefit:
IT transformation, net of tax of ($5), $2, $1, $2 (a)	15	(5)	(4)	(6)	—
Customer system integration impacts, net of tax of $3 (b)	—	—	(13)	—	(13)
ISO-NE transmission rates ROE reduction, net of tax of $5 (c)	—	—	(20)	—	(20)
Meter system integration impacts, net of tax of $2 (d)	—	—	(9)	—	(9)
Safety transformation, net of tax of $0 (e)	(1)	—	—	—	(1)
Total Special Items	14	(5)	(46)	(6)	(43)
Earnings from Ongoing Operations	$387	$321	$92	$(75)	$725

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
(e)Costs associated with an enterprise-wide safety transformation program.

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

PPL Electric: Statement of Income Analysis

Net income for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2026	2025	$ Change	2026	2025	$ Change
Operating Revenues	$744	$693	$51	$1,715	$1,512	$203
Operating Expenses
Operation
Energy purchases	213	169	44	544	398	146
Other operation and maintenance	158	159	(1)	348	321	27
Depreciation	110	100	10	218	202	16
Taxes, other than income	36	32	4	84	73	11
Total Operating Expenses	517	460	57	1,194	994	200
Operating Income	227	233	(6)	521	518	3
Other Income (Expense) - net	14	11	3	26	22	4
Interest Income from Affiliate	1	—	1	2	2	—
Interest Expense	73	62	11	140	122	18
Income Before Income Taxes	169	182	(13)	409	420	(11)
Income Taxes	37	43	(6)	93	97	(4)
Net Income	$132	$139	$(7)	$316	$323	$(7)

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
Distribution price (a)	$(17)	$(3)
Distribution volume (b)	1	7
PLR (c)	47	158
Transmission formula rate (d)	15	37
Other	5	4
Total	$51	$203

(a)The decrease for the three months ended June 30, 2026 was primarily due to reconcilable cost recovery mechanisms approved by the PAPUC.
(b)The increase for the six months ended June 30, 2026 was primarily due to weather.
(c)The increases were primarily due to higher energy prices and more PLR customers.
(d)The increases were primarily due to returns on additional transmission capital investments and return of depreciation expense.

Energy Purchases

Energy purchases increased $44 million for the three months ended June 30, 2026 compared with 2025, primarily due to a $34 million increase in PLR prices, a $5 million increase in net metering and a $3 million increase in PLR volumes.

Energy purchases increased $146 million for the six months ended June 30, 2026 compared with 2025, primarily due to a $112 million increase in PLR prices, a $23 million increase in PLR volumes and a $7 million increase in net metering.

Other Operation and Maintenance

Other operation and maintenance decreased $1 million for the three months ended June 30, 2026 compared with 2025, primarily due to a $10 million decrease in storm costs, partially offset by a $6 million increase in vegetation management expenses and a $4 million increase in power restoration costs.

Other operation and maintenance increased $27 million for the six months ended June 30, 2026 compared with 2025, primarily due to an $11 million increase in power restoration costs, a $7 million increase in vegetation management expenses and a $5 million increase in storm costs.

Depreciation

Depreciation increased $10 million for the three months ended June 30, 2026 compared with 2025, primarily due to an increase in PP&E additions, net of retirements.

Interest Expense

Interest expense increased $11 million and $18 million for the three and six months ended June 30, 2026 compared with 2025, primarily due to an increase in long-term debt borrowings.

LG&E: Statement of Income Analysis
Net income for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2026	2025	$ Change	2026	2025	$ Change
Operating Revenues
Retail and wholesale	$396	$373	$23	$984	$873	$111
Electric revenue from affiliate	2	5	(3)	11	10	1
Total Operating Revenues	398	378	20	995	883	112
Operating Expenses
Operation
Fuel	66	75	(9)	167	157	10
Energy purchases	20	23	(3)	139	111	28
Energy purchases from affiliate	12	7	5	18	12	6
Other operation and maintenance	97	91	6	180	180	—
Depreciation	87	77	10	170	151	19
Taxes, other than income	14	13	1	28	26	2
Total Operating Expenses	296	286	10	702	637	65
Operating Income	102	92	10	293	246	47
Other Income (Expense) - net	6	5	1	12	8	4
Interest Expense	32	27	5	64	53	11
Income Before Income Taxes	76	70	6	241	201	40
Income Taxes	16	14	2	49	40	9
Net Income	$60	$56	$4	$192	$161	$31

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
Retail rates (a)	$21	$54
Fuel and other energy purchases (b)	(4)	49
Off-system sales (c)	(3)	(2)
RAR	5	10
Other	1	1
Total	$20	$112
(a)The increases were due to new base rates approved by the KPSC effective January 1, 2026.
(b)The decrease for the three months ended June 30, 2026 was primarily due to lower recoveries of fuel expenses and energy purchases, partially offset by higher recoveries of energy purchases from affiliate. The increase for the six months ended June 30, 2026 was primarily due to higher recoveries of fuel expenses and energy purchases.
(c)The decrease for the three months ended June 30, 2026 was primarily due to lower volumes.

Fuel

Fuel expense decreased $9 million for the three months ended June 30, 2026 compared with 2025, primarily due to a decrease in generation volumes related to a planned plant outage.

Fuel expense increased $10 million for the six months ended June 30, 2026 compared with 2025, primarily due to a $20 million increase in commodity costs, partially offset by an $8 million decrease in volumes due to weather.
Energy Purchases

Energy purchases decreased $3 million for the three months ended June 30, 2026 compared with 2025, primarily due to a decrease in commodity costs.

Energy purchases increased $28 million for the six months ended June 30, 2026 compared with 2025, primarily due to a $39 million increase in commodity costs, partially offset by a $9 million decrease in volumes due to weather.

Energy Purchases from Affiliate

Energy purchases from affiliate increased $5 million for the three months ended June 30, 2026 compared with 2025, primarily due to higher volumes.

Other Operation and Maintenance

Other operation and maintenance increased $6 million for the three months ended June 30, 2026 compared with 2025, primarily due to an increase in generation maintenance expenses.

Other operation and maintenance was flat for the six months ended June 30, 2026 compared with 2025, primarily due to an $8 million increase in generation maintenance expenses and a $4 million increase in other items that were not individually significant, offset by a $12 million decrease for a reclassification of 2025 costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems to a regulatory asset.

Depreciation

Depreciation increased $10 million for the three months ended June 30, 2026 compared with 2025, primarily due to a $6 million increase from PP&E additions, net of retirements and a $4 million increase due to higher depreciation rates effective March 1, 2026.

Depreciation increased $19 million for the six months ended June 30, 2026 compared with 2025, primarily due to a $10 million increase from PP&E additions, net of retirements and a $6 million increase due to higher depreciation rates effective March 1, 2026.

Interest Expense

Interest expense increased $5 million for the three months ended June 30, 2026 compared with 2025, primarily due to an increase in long-term debt borrowings.

Interest expense increased $11 million for the six months ended June 30, 2026 compared with 2025, primarily due to an $8 million increase in long-term debt borrowings and a $7 million increase related to higher interest rates on long-term debt.

KU: Statement of Income Analysis

Net income for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2026	2025	$ Change	2026	2025	$ Change
Operating Revenues
Retail and wholesale	$493	$465	$28	$1,112	$1,024	$88
Electric revenue from affiliate	12	7	5	18	12	6
Total Operating Revenues	505	472	33	1,130	1,036	94
Operating Expenses
Operation
Fuel	128	117	11	301	269	32
Energy purchases	7	7	—	13	14	(1)
Energy purchases from affiliate	2	5	(3)	11	10	1
Other operation and maintenance	108	102	6	209	202	7
Depreciation	114	101	13	224	203	21
Taxes, other than income	14	13	1	27	25	2
Total Operating Expenses	373	345	28	785	723	62
Operating Income	132	127	5	345	313	32
Other Income (Expense) - net	6	5	1	13	10	3
Interest Expense	40	35	5	80	70	10
Income Before Income Taxes	98	97	1	278	253	25
Income Taxes	19	19	—	55	50	5
Net Income	$79	$78	$1	$223	$203	$20

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Six Months
Retail rates (a)	$28	$64
Fuel and other energy purchases (b)	10	34
Off-system sales (c)	(4)	(5)
Other	(1)	1
Total	$33	$94

(a)The increases were due to new base rates approved by the KPSC effective January 1, 2026.
(b)The increases were primarily due to higher recoveries of fuel expenses.
(c)The decrease for the three months ended June 30, 2026 was primarily due to lower volumes.

Fuel

Fuel expense increased $11 million for the three months ended June 30, 2026 compared with 2025, primarily due to a $6 million increase in commodity costs and a $5 million increase in volumes due to weather.

Fuel expense increased $32 million for the six months ended June 30, 2026 compared with 2025, primarily due to an increase in commodity costs.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Six Months
IT regulatory assets (a)	$(3)	$(12)
Vegetation management expenses	1	4
Regulatory asset amortization	1	4
Generation maintenance expenses	2	4
Regulatory mechanism expenses	2	3
Meter reading expenses	2	—
Bad debt expense	(3)	1
Other	4	3
Total	$6	$7

(a)The decrease for the six months ended June 30, 2026 was due to the reclassification of 2025 costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems to a regulatory asset. See Note 6 to the Financial Statements for additional information.

Depreciation

Depreciation increased $13 million for the three months ended June 30, 2026 compared with 2025, primarily due to a $7 million increase from PP&E additions, net of retirements and a $6 million increase due to higher depreciation rates effective March 1, 2026.

Depreciation increased $21 million for the six months ended June 30, 2026 compared with 2025, primarily due to a $12 million increase from PP&E additions, net of retirements and an $8 million increase due to higher depreciation rates effective March 1, 2026.

Interest Expense

Interest expense increased $5 million for the three months ended June 30, 2026 compared with 2025, primarily due to an increase in long-term debt borrowings.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information for each of the Registrants as applicable.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL	PPL Electric	LG&E	KU
June 30, 2026
Cash and cash equivalents	$332	$33	$11	$12
Short-term debt	65	—	—	65
Long-term debt due within one year	469	108	155	206
Notes payable to affiliates	—	—	108	172

December 31, 2025
Cash and cash equivalents	$1,071	$30	$162	$10
Short-term debt	456	—	—	—
Long-term debt due within one year	904	—	90	164
Notes payable to affiliates	—	—	—	36

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the six month periods ended June 30, and the changes between periods, were as follows.

	PPL	PPL Electric	LG&E	KU
2026
Operating activities	$1,140	$337	$277	$333
Investing activities	(2,407)	(1,133)	(497)	(516)
Financing activities	520	799	65	181
2025
Operating activities	$1,115	$382	$279	$351
Investing activities	(1,713)	(467)	(306)	(391)
Financing activities	577	76	24	33
Change - Cash Provided (Used)
Operating activities	$25	$(45)	$(2)	$(18)
Investing activities	(694)	(666)	(191)	(125)
Financing activities	(57)	723	41	148

Operating Activities

The components of the change in cash provided by (used in) operating activities for the six months ended June 30, 2026 compared with 2025 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Net income	$85	$(7)	$31	$20
Non-cash components	96	22	8	3
Working capital	(115)	(77)	(65)	(36)
Other operating activities	(41)	17	24	(5)
Total	$25	$(45)	$(2)	$(18)

A majority of the Registrants' operating cash flows are provided by their electric and natural gas utilities, which are significantly influenced by factors such as weather, regulatory mechanisms, economic conditions, changes in working capital and operating costs.

(PPL)

PPL's cash provided by operating activities in 2026 increased $25 million compared with 2025.
•Net income increased $85 million between the periods and included an increase in non-cash components of $96 million. The increase in non-cash components was primarily due to an increase in depreciation.

•The $115 million decrease in cash from changes in working capital was primarily due to a decrease in current regulatory liabilities and taxes payable and an increase in fuel, materials and supplies, partially offset by a decrease in accounts receivable and unbilled revenues.

•The $41 million decrease in cash from other operating activities was primarily due to an increase in other noncurrent assets.

(PPL Electric)

PPL Electric's cash provided by operating activities in 2026 decreased $45 million compared with 2025.
•Net income decreased $7 million between the periods and included an increase in non-cash components of $22 million. The increase in non-cash components was primarily due to an increase in depreciation.

•The $77 million decrease in cash from changes in working capital was primarily due to a decrease in accounts payable and taxes payable and an increase in accounts receivable and materials and supplies, partially offset by a decrease in unbilled revenues.

•The $17 million increase in cash provided by other operating activities was driven primarily by a decrease in noncurrent regulatory assets.

(LG&E)

LG&E's cash provided by operating activities in 2026 decreased $2 million compared with 2025.
•Net income increased $31 million between the periods.

•The $65 million decrease in cash from changes in working capital was primarily due to a decrease in accounts payable to affiliates and taxes payable and an increase in current regulatory assets.

•The $24 million increase in cash from other operating activities was primarily due to a decrease in other noncurrent assets.

(KU)

KU's cash provided by operating activities in 2026 decreased $18 million compared with 2025.
•Net income increased $20 million between the periods.

•The $36 million decrease in cash from changes in working capital was primarily due to a decrease in taxes payable and accounts payable to affiliates and an increase in fuel, materials and supplies, partially offset by an increase in accounts payable.

•The $5 million decrease in cash from other operating activities was primarily due to a decrease in other noncurrent liabilities.

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities for the six months ended June 30, 2026 compared with 2025 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Expenditures for PP&E	$(616)	$(97)	$(237)	$(129)
Notes receivable from affiliate	—	(588)	46	—
Other investing activities	(78)	19	—	4
Total	$(694)	$(666)	$(191)	$(125)

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

For PPL Electric, the change in "Notes receivable from affiliate" is due to additional lending and fewer payments received from affiliates. For LG&E, the change is due to additional payments received from an affiliate. See Note 11 to the Financial Statements for further discussion of intercompany borrowings.

Financing Activities

(All Registrants)

PPL regularly analyzes and evaluates its capital structure and may explore potential transactions, including debt or equity purchases and/or exchanges from time to time through redemptions, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions.

The components of the change in cash provided by (used in) financing activities for the six months ended June 30, 2026 compared with 2025 were as follows.

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$1,378	$496	$—	$(18)
Dividends	(24)	(14)	(19)	(22)
Capital contributions/distributions, net	—	630	41	94
Change in short-term debt, net	(1,374)	(384)	(133)	(70)
Net increase (decrease) in notes payable with affiliate	—	—	151	163
Other financing activities	(37)	(5)	1	1
Total	$(57)	$723	$41	$148

See Note 7 to the Financial Statements in this Form 10-Q for information on 2026 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 8 to the Financial Statements in the Registrants' 2025 Form 10-K for information on 2025 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At June 30, 2026, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (a)	Unused Capacity
PPL Capital Funding Credit Facilities (b)	$1,600	$—	$—	$1,600
PPL Electric Credit Facility	750	—	6	744
LG&E Credit Facility	600	—	—	600
KU Credit Facility	600	—	65	535
Total Credit Facilities (c)	$3,550	$—	$71	$3,479

(a)Commercial paper issued reflects the undiscounted face value of the issuance.
(b)Includes a $1.5 billion syndicated credit facility with a $400 million borrowing sublimit for RIE and a $1.1 billion sublimit for PPL Capital Funding. RIE's borrowing sublimit is adjustable, at the borrowers' option, from $0 to $600 million, with the remaining balance of the $1.5 billion available under the facility allocated to PPL Capital Funding. At June 30, 2026, PPL Capital Funding and RIE had no commercial paper outstanding. RIE's obligations under the facility are not guaranteed by PPL.
(c)The commitments under the credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 8%, PPL Electric - 7%, LG&E - 7% and KU - 7%.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LG&E and KU)

	Committed Capacity	Borrowed	Commercial Paper Issued	Unused Capacity
LG&E Money Pool (a)	$1,200	$108	$—	$1,092
KU Money Pool (a)	1,200	172	65	963

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

Commercial Paper (All Registrants)

The Registrants, and PPL Capital Funding and RIE, maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facility, with PPL Capital Funding and RIE's issuances supported by PPL Capital Funding's syndicated credit facility. The following commercial paper programs were in place at June 30, 2026:

	Capacity	Commercial Paper Issuances (a)	Unused Capacity
PPL Capital Funding (b)	$1,600	$—	$1,600
RIE (b)	400	—	400
PPL Electric	750	—	750
LG&E	600	—	600
KU	600	65	535
Total PPL	$3,950	$65	$3,885

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

Long-term Debt and Equity Security Activities

(All Registrants)

See Note 7 to the Financial Statements for information regarding the Registrants' long-term debt and equity security activities.

Common Stock Dividends

In May 2026, PPL declared a quarterly common stock dividend, payable July 1, 2026, of 28.50 cents per share. Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

The rating agencies have taken the following actions related to the Registrants and their subsidiaries:

(PPL)

In May 2026, Moody's revised its outlook to negative for PPL, PPL Capital Funding and RIE.

Ratings Triggers

(PPL, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, and interest rate instruments, contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for derivative contracts in a net liability position at June 30, 2026.

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

The following interest rate hedges were outstanding at June 30, 2026.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL and LG&E
Economic hedges
Interest rate derivatives (c)	$64	$(3)	$(1)	2033

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at June 30, 2026 is shown below.

10% Adverse Movement in Rates on Fair Value of Debt
PPL	$799
PPL Electric	320
LG&E	133
KU	174

Commodity Price Risk

PPL is exposed to commodity price risk through its subsidiaries primarily from the purchases of electricity, natural gas and fuel but has cost recovery mechanisms to mitigate that risk. See Note 14 to the Financial Statements for further discussion of these risks.

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

Acquisitions, Developments and Divestitures (All Registrants)

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

Air

NAAQS

The Clean Air Act has a significant impact on the operation of fossil fuel generation plants. The Clean Air Act requires the EPA periodically to establish and review NAAQS for six pollutants including ozone (contributed to by nitrogen oxide emissions) and particulate matter, which are particularly relevant for fossil fuel generation plants. On February 2, 2024, the D.C. Circuit Court granted the EPA's motion for voluntary remand, without vacatur, of the ozone rule, which was under legal challenge. The EPA will complete a new review to incorporate new studies and updated analyses to determine the adequacy of the existing ozone standard. On March 6, 2024, the EPA finalized revisions to the particulate matter standard that lowers the primary standard for fine particulates. Several states and trade groups challenged the EPA's finalized revisions to the particulate matter standard in the D.C. Circuit Court. On November 25, 2025, the EPA filed a motion in the D.C. Circuit Court to vacate the fine particulate standard. On June 26, 2026, the D.C. Circuit Court upheld the fine particulate standard and denied the EPA's motion to vacate the rule. Nonattainment designations for counties in which LG&E and KU generation is located, including Jefferson County, Kentucky, could potentially require additional particulate matter and nitrogen oxide reductions from sources including LG&E's Mill Creek Station, and more stringent requirements for new generation. PPL, LG&E, and KU are unable to predict future implementation actions or the outcome of future evaluations by the EPA and the states with respect to the NAAQS standards.

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

New Accounting Guidance (All Registrants)

There has been no new accounting guidance adopted in 2026. See Note 17 to the Financial Statements for discussion of significant accounting guidance pending adoption as of June 30, 2026.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) have concluded that, as of June 30, 2026, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the second quarter of 2026 see:

•"Item 3. Legal Proceedings" in each Registrant's 2025 Form 10-K; and
•Notes 5, 6, and 10 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the Registrants' 2025 Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

On June 15, 2026, Ms. Wendy E. Stark, Executive Vice President-Utilities and Chief Legal Officer of PPL, adopted a trading arrangement for the sale of shares of PPL's common stock (a Rule 10b5-1 Trading Plan) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934.

Ms. Stark's Rule 10b5-1 Trading Plan, which terminates on the earlier of (i) May 28, 2027 and (ii) the date all trades specified under the plan have been executed or all orders under the plan have expired, provides for the sale of up to 21,623 shares of common stock of PPL, pursuant to the terms of the plan.

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits has heretofore been filed with the SEC and pursuant to Rule 12(b)-23 are incorporated herein by reference. Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

4(a)	-	Supplemental Indenture No. 28, dated as of May 1, 2026, of PPL Electric Utilities Corporation to The Bank of New York Mellon, as Trustee. (Exhibit 4.(a) to PPL Corporation Form 8-K Report (File No. 23-2758192) filed on May 15, 2026)
4(b)	-	Seventh Supplemental Indenture, dated May 18, 2026, between The Narragansett Electric Company (d/b/a Rhode Island Energy) and The Bank of New York Mellon (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 23-2758192) filed on May 18, 2026)
10(a)	-	PPL Corporation Second Amended and Restated 2012 Stock Incentive Plan (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) filed on May 13, 2026)

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2026, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2026, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	August 7, 2026	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	August 7, 2026	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting and Financial Officer)