Form 10-Q
period 2026-09-30
PPL Corp; PPL ELECTRIC UTILITIES CORP; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/
filed 2026-11-06
CIK 922224, 317187, 55387, 60549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2026
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

PPL Corporation    Common stock, $0.01 par value, 752,747,825 shares outstanding at October 30, 2026.
PPL Electric Utilities Corporation    Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Energy Holdings LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at October 30, 2026.
Louisville Gas and Electric Company    Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at October 30, 2026.
Kentucky Utilities Company    Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC, a wholly-owned, indirect subsidiary of PPL Corporation, at October 30, 2026.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, other information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

ELG(s) - Effluent Limitation Guidelines, regulations promulgated by the EPA.

EPA - Environmental Protection Agency, a U.S. government agency.

EPS - earnings per share.

FCC - Federal Communications Commission, the U.S. federal agency that regulates interstate and international communications by radio, television, wire, satellite and cable in all 50 states, the District of Columbia and U.S. territories.

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
•strategic mergers, acquisitions, dispositions, joint ventures or similar transactions, and our ability to consummate these business transactions, integrate the applicable entities or realize expected benefits from such transactions;
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
•the effect of any federal, state or local legislation, regulation, policy or executive action that delays or prevents approvals of planned investments, prevents timely recovery of costs or otherwise alters the applicable regulatory framework;
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

THIS PAGE INTENTIONALLY LEFT BLANK.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues	$2,497	$2,239	$7,382	$6,768

Operating Expenses
Operation
Fuel	246	231	715	657
Energy purchases	486	422	1,592	1,369
Other operation and maintenance	617	586	1,768	1,798
Depreciation	366	331	1,079	977
Taxes, other than income	117	100	343	314
Total Operating Expenses	1,832	1,670	5,497	5,115

Operating Income	665	569	1,885	1,653

Other Income (Expense) - net (Note 12)	22	39	104	90

Interest Expense	234	210	690	599

Income Before Income Taxes	453	398	1,299	1,144

Income Taxes	86	80	250	229

Net Income	$367	$318	$1,049	$915

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$0.49	$0.43	$1.39	$1.24
Diluted	$0.49	$0.43	$1.38	$1.23
Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	752,548	739,525	752,226	739,167
Diluted	755,338	744,290	756,577	742,747

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$367	$318	$1,049	$915

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Qualifying derivatives, net of tax of $0, $0, $0, $0	—	—	—	1
Defined benefit plans:
Net actuarial gain (loss), net of tax of $0, $1, $2, $4	(2)	(3)	(7)	(11)
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of $0, $0, $0, $0	—	1	1	2
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0, $0	(3)	—	(3)	—
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	1	—	1	—
Net actuarial (gain) loss, net of tax of $0, $0, $0, $0	—	(1)	1	(1)
Total other comprehensive income (loss)	(4)	(3)	(7)	(9)

Comprehensive income	$363	$315	$1,042	$906

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries

(Unaudited) (Millions of Dollars)	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$1,049	$915
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,079	977
Amortization	95	73
Defined benefit plans - income	(6)	(44)
Deferred income taxes and investment tax credits	207	177
Stock-based compensation expense	39	37
Equity component of AFUDC	(82)	(58)
Other	(28)	18
Change in current assets and current liabilities
Accounts receivable	(39)	(72)
Accounts payable	(168)	(159)
Unbilled revenues	185	130
Fuel, materials and supplies	(60)	3
Prepayments	(30)	(9)
Taxes payable	(57)	29
Regulatory assets and liabilities, net	(57)	73
Accrued interest	61	80
Other	22	(31)
Other operating activities
Defined benefit plans - funding	(10)	(9)
Other assets	(162)	(116)
Other liabilities	18	67
Net cash provided by operating activities	2,056	2,081
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(3,530)	(2,868)
Other investing activities	(86)	8
Net cash used in investing activities	(3,616)	(2,860)
Cash Flows from Financing Activities
Issuance of long-term debt	2,046	1,895
Retirement of long-term debt	(718)	—
Payment of common stock dividends	(630)	(593)
Net increase in short-term debt	223	292
Debt issuance costs	(37)	(24)
Other financing activities	(14)	(11)
Net cash provided by financing activities	870	1,559
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(690)	780
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,086	339
Cash, Cash Equivalents and Restricted Cash at End of Period	$396	$1,119
Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$692	$486

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2026	December 31, 2025
Assets

Current Assets
Cash and cash equivalents	$393	$1,071
Accounts receivable (less reserve: 2026, $150; 2025, $133)
Customer	1,148	1,108
Other	91	117
Unbilled revenues (less reserve: 2026, $3; 2025, $6)	375	558
Fuel, materials and supplies	618	551
Prepayments	142	106
Regulatory assets	312	308
Other current assets	124	112
Total Current Assets	3,203	3,931

Property, Plant and Equipment
Regulated utility plant	45,010	42,953
Less: accumulated depreciation - regulated utility plant	10,907	10,303
Regulated utility plant, net	34,103	32,650
Non-regulated property, plant and equipment	77	71
Less: accumulated depreciation - non-regulated property, plant and equipment	22	26
Non-regulated property, plant and equipment, net	55	45
Construction work in progress	4,547	3,437
Property, Plant and Equipment, net	38,705	36,132

Other Noncurrent Assets
Regulatory assets	2,190	2,092
Goodwill	2,247	2,247
Other intangibles	341	327
Other noncurrent assets (less reserve for accounts receivable: 2026, $3; 2025, $1)	660	515
Total Other Noncurrent Assets	5,438	5,181

Total Assets	$47,346	$45,244

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2026	December 31, 2025
Liabilities and Equity

Current Liabilities
Short-term debt	$679	$456
Long-term debt due within one year	358	904
Accounts payable	1,464	1,559
Taxes	133	190
Interest	256	195
Dividends	211	198
Regulatory liabilities	353	376
Other current liabilities	823	668
Total Current Liabilities	4,277	4,546

Long-term Debt	19,853	17,990

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,740	3,506
Investment tax credits	107	109
Accrued pension obligations	253	281
Asset retirement obligations	112	133
Regulatory liabilities	3,219	3,318
Other deferred credits and noncurrent liabilities	576	480
Total Deferred Credits and Other Noncurrent Liabilities	8,007	7,827

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - $0.01 par value (a)	8	8
Additional paid-in capital	12,347	12,443
Treasury stock	(547)	(575)
Earnings reinvested	3,610	3,207
Accumulated other comprehensive loss	(209)	(202)
Total Equity	15,209	14,881

Total Liabilities and Equity	$47,346	$45,244

(a)1,560,000 shares authorized, 771,515 shares issued and 752,558 shares outstanding at September 30, 2026. 1,560,000 shares authorized, 770,978 shares issued and 751,041 shares outstanding at December 31, 2025.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Treasury stock	Earnings reinvested	Accumulated other comprehensive loss	Total
June 30, 2026	752,369	$8	$12,331	$(547)	$3,458	$(205)	$15,045
Common stock issued	180		7				7
Treasury stock issued	9		—	—			—
Stock-based compensation			9				9
Net income					367		367
Dividends and dividend equivalents (b)					(215)		(215)
Other comprehensive income (loss)						(4)	(4)
September 30, 2026	752,558	$8	$12,347	$(547)	$3,610	$(209)	$15,209

December 31, 2025	751,041	$8	$12,443	$(575)	$3,207	$(202)	$14,881
Common stock issued	537		20				20
Treasury stock issued	980		—	28			28
Purchase contracts (c)			(108)				(108)
Stock-based compensation			(8)				(8)
Net income					1,049		1,049
Dividends and dividend equivalents (b)					(646)		(646)
Other comprehensive income (loss)						(7)	(7)
September 30, 2026	752,558	$8	$12,347	$(547)	$3,610	$(209)	$15,209

June 30, 2025	739,306	$8	$12,343	$(902)	$3,027	$(190)	$14,286
Common stock issued	197		—				—
Treasury stock issued	42		6	1			7
Stock-based compensation			7				7
Net income					318		318
Dividends and dividend equivalents (b)					(202)		(202)
Other comprehensive income (loss)						(3)	(3)
September 30, 2025	739,545	$8	$12,356	$(901)	$3,143	$(193)	$14,413

December 31, 2024	738,033	$8	$12,346	$(928)	$2,835	$(184)	$14,077
Common stock issued	583		—				—
Treasury stock issued	929		13	27			40
Stock-based compensation			(3)				(3)
Net income					915		915
Dividends and dividend equivalents (b)					(607)		(607)
Other comprehensive income (loss)						(9)	(9)
September 30, 2025	739,545	$8	$12,356	$(901)	$3,143	$(193)	$14,413

(a)Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)Dividends declared per share of common stock were $0.2850 and $0.8550 for the three and nine months ended September 30, 2026 and $0.2725 and $0.8175 for the three and nine months ended September 30, 2025.
(c)See "Long-term Debt and Equity Securities - Corporate Units" in Note 7 for further discussion.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues	$918	$786	$2,633	$2,298

Operating Expenses
Operation
Energy purchases	274	224	818	622
Other operation and maintenance	188	160	536	481
Depreciation	112	105	330	307
Taxes, other than income	42	38	126	111
Total Operating Expenses	616	527	1,810	1,521

Operating Income	302	259	823	777

Other Income (Expense) - net (Note 12)	13	14	39	36

Interest Income from Affiliate	5	2	7	4

Interest Expense	73	67	213	189

Income Before Income Taxes	247	208	656	628

Income Taxes	56	49	149	146

Net Income (a)	$191	$159	$507	$482

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$507	$482
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	330	307
Amortization	40	34
Defined benefit plans - income	(6)	(21)
Deferred income taxes and investment tax credits	71	63
Equity component of AFUDC	(30)	(23)
Other	2	3
Change in current assets and current liabilities
Accounts receivable	(116)	(108)
Accounts payable	(107)	(71)
Unbilled revenues	95	43
Materials and supplies	(43)	(24)
Prepayments	(10)	5
Regulatory assets and liabilities, net	(13)	57
Taxes payable	(37)	(1)
Accrued interest	23	23
Other	26	(2)
Other operating activities
Other assets	(69)	(51)
Other liabilities	—	3
Net cash provided by operating activities	663	719

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,296)	(1,082)
Expenditures for intangible assets	(18)	(7)
Notes receivable from affiliates	(26)	(287)
Other investing activities	42	14
Net cash used in investing activities	(1,298)	(1,362)

Cash Flows from Financing Activities
Issuance of long-term debt	496	496
Contributions from parent	530	540
Return of capital to parent	(99)	(100)
Payment of common stock dividends to parent	(307)	(298)
Debt issuance costs	(6)	(6)
Net cash provided by financing activities	614	632

Net Decrease in Cash and Cash Equivalents	(21)	(11)
Cash and Cash Equivalents at Beginning of Period	30	24
Cash and Cash Equivalents at End of Period	$9	$13

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$406	$237

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2026	December 31, 2025
Assets

Current Assets
Cash and cash equivalents	$9	$30
Accounts receivable (less reserve: 2026, $47; 2025, $34)
Customer	525	450
Other	30	29
Accounts receivable from affiliates	9	7
Notes receivable from affiliate	169	143
Unbilled revenues (less reserve: 2026, $2; 2025, $4)	116	209
Materials and supplies	197	151
Prepayments	48	38
Regulatory assets	84	112
Other current assets	72	46
Total Current Assets	1,259	1,215

Property, Plant and Equipment
Regulated utility plant	18,512	17,476
Less: accumulated depreciation - regulated utility plant	4,310	4,124
Regulated utility plant, net	14,202	13,352
Construction work in progress	1,511	1,216
Property, Plant and Equipment, net	15,713	14,568

Other Noncurrent Assets
Regulatory assets	808	725
Intangibles	295	282
Other noncurrent assets (less reserve for accounts receivable: 2026, $2; 2025, $1)	107	96
Total Other Noncurrent Assets	1,210	1,103

Total Assets	$18,182	$16,886

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2026	December 31, 2025
Liabilities and Equity

Current Liabilities
Long-term debt due within one year	$108	$—
Accounts payable	709	690
Accounts payable to affiliates	64	54
Taxes	10	47
Interest	89	66
Regulatory liabilities	92	103
Customer advances	147	92
Other current liabilities	110	58
Total Current Liabilities	1,329	1,110

Long-term Debt	6,092	5,707

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,881	1,781
Regulatory liabilities	805	828
Other deferred credits and noncurrent liabilities	106	122
Total Deferred Credits and Other Noncurrent Liabilities	2,792	2,731

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	5,469	5,038
Earnings reinvested	2,136	1,936
Total Equity	7,969	7,338

Total Liabilities and Equity	$18,182	$16,886

(a)170,000 shares authorized; 66,368 shares issued and outstanding at September 30, 2026 and December 31, 2025.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
June 30, 2026	66,368	$364	$5,568	$2,031	$7,963
Net income				191	191
Return of capital to parent			(99)		(99)
Dividends declared				(86)	(86)
September 30, 2026	66,368	$364	$5,469	$2,136	$7,969

December 31, 2025	66,368	$364	$5,038	$1,936	$7,338
Net income				507	507
Capital contributions from parent			530		530
Return of capital to parent			(99)		(99)
Dividends declared				(307)	(307)
September 30, 2026	66,368	$364	$5,469	$2,136	$7,969

June 30, 2025	66,368	$364	$4,568	$1,814	$6,746
Net income				159	159
Capital contributions from parent			540		540
Dividends declared				(91)	(91)
September 30, 2025	66,368	$364	$5,108	$1,882	$7,354

December 31, 2024	66,368	$364	$4,668	$1,698	$6,730
Net income				482	482
Capital contributions from parent			540		540
Return of capital to parent			(100)		(100)
Dividends declared				(298)	(298)
September 30, 2025	66,368	$364	$5,108	$1,882	$7,354

(a)Shares in thousands. All common shares of PPL Electric stock are owned by PPL Energy Holdings.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues
Retail and wholesale	$466	$420	$1,450	$1,293
Electric revenue from affiliate	4	7	15	17
Total Operating Revenues	470	427	1,465	1,310

Operating Expenses
Operation
Fuel	96	97	263	254
Energy purchases	16	17	155	128
Energy purchases from affiliate	8	6	26	18
Other operation and maintenance	92	91	272	271
Depreciation	87	77	257	228
Taxes, other than income	15	13	43	39
Total Operating Expenses	314	301	1,016	938

Operating Income	156	126	449	372

Other Income (Expense) - net (Note 12)	7	8	19	16

Interest Expense	33	30	97	83

Income Before Income Taxes	130	104	371	305

Income Taxes	26	21	75	61

Net Income (a)	$104	$83	$296	$244

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$296	$244
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	257	228
Amortization	16	17
Equity component of AFUDC	(18)	(11)
Other	(12)	7
Change in current assets and current liabilities
Accounts receivable	(13)	16
Accounts receivable from affiliates	21	9
Accounts payable	(37)	18
Accounts payable to affiliates	(5)	6
Unbilled revenues	13	17
Fuel, materials and supplies	(3)	15
Regulatory assets and liabilities, net	(25)	(16)
Taxes payable	(17)	—
Accrued interest	10	28
Other	(9)	(19)
Other operating activities
Expenditures for asset retirement obligations	(8)	(8)
Other assets	(33)	(21)
Other liabilities	16	8
Net cash provided by operating activities	449	538
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(749)	(561)
Notes receivable with affiliates	36	—
Net cash used in investing activities	(713)	(561)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable to affiliates	2	(43)
Issuance of long-term debt	—	700
Retirement of long-term debt	(50)	—
Net increase (decrease) in short-term debt	220	(25)
Payment of common stock dividends to parent	(169)	(148)
Contributions from parent	164	101
Return of capital to parent	(58)	(55)
Debt issuance costs	—	(8)
Net cash provided by financing activities	109	522
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(155)	499
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	169	24
Cash, Cash Equivalents and Restricted Cash at End of Period	$14	$523

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$103	$68

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2026	December 31, 2025
Assets

Current Assets
Cash and cash equivalents	$13	$162
Accounts receivable (less reserve: 2026, $7; 2025, $5)
Customer	160	154
Other	36	26
Unbilled revenues (less reserve: 2026, $0; 2025, $0)	84	97
Accounts receivable from affiliates	25	46
Notes receivable from affiliates	—	36
Fuel, materials and supplies	163	160
Prepayments	23	11
Regulatory assets	42	19
Other current assets	7	2
Total Current Assets	553	713

Property, Plant and Equipment
Regulated utility plant	8,530	8,270
Less: accumulated depreciation - regulated utility plant	1,991	1,842
Regulated utility plant, net	6,539	6,428
Construction work in progress	1,064	689
Property, Plant and Equipment, net	7,603	7,117

Other Noncurrent Assets
Regulatory assets	474	482
Goodwill	389	389
Other intangibles	12	11
Other noncurrent assets	138	106
Total Other Noncurrent Assets	1,013	988

Total Assets	$9,169	$8,818

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2026	December 31, 2025
Liabilities and Equity

Current Liabilities
Short-term debt	$220	$—
Long-term debt due within one year	190	90
Notes payable to affiliates	2	—
Accounts payable	185	262
Accounts payable to affiliates	67	73
Customer deposits	37	37
Taxes	43	60
Regulatory liabilities	11	13
Interest	44	34
Asset retirement obligations	1	2
Other current liabilities	63	54
Total Current Liabilities	863	625

Long-term Debt	2,626	2,775

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	845	819
Investment tax credits	28	29
Price risk management liabilities	1	4
Asset retirement obligations	58	73
Regulatory liabilities	799	809
Other deferred credits and noncurrent liabilities	110	78
Total Deferred Credits and Other Noncurrent Liabilities	1,841	1,812

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	2,314	2,208
Earnings reinvested	1,101	974
Total Equity	3,839	3,606

Total Liabilities and Equity	$9,169	$8,818

(a)75,000 shares authorized; 21,294 shares issued and outstanding at September 30, 2026 and December 31, 2025.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
June 30, 2026	21,294	$424	$2,295	$1,036	$3,755
Net income				104	104
Capital contributions from parent			19		19
Dividends declared				(39)	(39)
September 30, 2026	21,294	$424	$2,314	$1,101	$3,839

December 31, 2025	21,294	$424	$2,208	$974	$3,606
Net income				296	296
Capital contributions from parent			164		164
Return of capital to parent			(58)		(58)
Dividends declared				(169)	(169)
September 30, 2026	21,294	$424	$2,314	$1,101	$3,839

June 30, 2025	21,294	$424	$2,028	$915	$3,367
Net income				83	83
Dividends declared				(37)	(37)
September 30, 2025	21,294	$424	$2,028	$961	$3,413

December 31, 2024	21,294	$424	$1,982	$865	$3,271
Net income				244	244
Capital contributions from parent			101		101
Return of capital to parent			(55)		(55)
Dividends declared				(148)	(148)
September 30, 2025	21,294	$424	$2,028	$961	$3,413

(a)Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues
Retail and wholesale	$582	$524	$1,694	$1,548
Electric revenue from affiliate	8	6	26	18
Total Operating Revenues	590	530	1,720	1,566

Operating Expenses
Operation
Fuel	151	135	452	404
Energy purchases	5	6	18	20
Energy purchases from affiliate	4	7	15	17
Other operation and maintenance	118	101	327	303
Depreciation	114	102	338	305
Taxes, other than income	14	13	41	38
Total Operating Expenses	406	364	1,191	1,087

Operating Income	184	166	529	479

Other Income (Expense) - net (Note 12)	10	9	23	19

Interest Expense	41	38	121	108

Income Before Income Taxes	153	137	431	390

Income Taxes	31	28	86	78

Net Income (a)	$122	$109	$345	$312

(a)Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$345	$312
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	338	305
Amortization	23	13
Equity component of AFUDC	(21)	(14)
Deferred income taxes and investment tax credits	(1)	11
Other	(14)	6
Change in current assets and current liabilities
Accounts receivable	(18)	3
Accounts payable	13	(4)
Accounts payable to affiliates	(12)	19
Unbilled revenues	(1)	12
Fuel, materials and supplies	(16)	(3)
Regulatory assets and liabilities, net	4	3
Taxes payable	(19)	3
Accrued interest	18	37
Other	(15)	(19)
Other operating activities
Expenditures for asset retirement obligations	(11)	(7)
Other assets	(33)	(28)
Other liabilities	2	(2)
Net cash provided by operating activities	582	647
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(800)	(681)
Other investing activities	7	—
Net cash used in investing activities	(793)	(681)
Cash Flows from Financing Activities
Net decrease in notes payable to affiliates	(36)	(73)
Issuance of long-term debt	—	700
Retirement of long-term debt	(18)	—
Net increase (decrease) in short-term debt	319	(140)
Payment of common stock dividends to parent	(202)	(179)
Contributions from parent	155	91
Return of capital to parent	—	(37)
Debt issuance costs	—	(8)
Net cash provided by financing activities	218	354
Net Increase in Cash, Cash Equivalents and Restricted Cash	7	320
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	17	29
Cash, Cash Equivalents and Restricted Cash at End of Period	$24	$349

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$110	$84

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2026	December 31, 2025
Assets

Current Assets
Cash and cash equivalents	$23	$10
Accounts receivable (less reserve: 2026, $3; 2025, $4)
Customer	190	171
Other	27	26
Unbilled revenues (less reserve: 2026, $0; 2025, $0)	107	106
Notes receivable from affiliate	2	—
Fuel, materials and supplies	201	183
Prepayments	25	12
Regulatory assets	—	1
Other current assets	24	16
Total Current Assets	599	525

Property, Plant and Equipment
Regulated utility plant	11,284	10,929
Less: accumulated depreciation - regulated utility plant	3,171	2,934
Regulated utility plant, net	8,113	7,995
Construction work in progress	1,326	952
Property, Plant and Equipment, net	9,439	8,947

Other Noncurrent Assets
Regulatory assets	455	467
Goodwill	607	607
Other intangibles	34	34
Other noncurrent assets	193	178
Total Other Noncurrent Assets	1,289	1,286

Total Assets	$11,327	$10,758

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2026	December 31, 2025
Liabilities and Equity

Current Liabilities
Short-term debt	$319	$—
Long-term debt due within one year	60	164
Notes payable to affiliates	—	36
Accounts payable	162	137
Accounts payable to affiliates	93	106
Customer deposits	40	41
Taxes	44	63
Regulatory liabilities	19	16
Interest	56	38
Asset retirement obligations	4	6
Other current liabilities	74	69
Total Current Liabilities	871	676

Long-term Debt	3,433	3,346

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	981	956
Investment tax credits	78	79
Asset retirement obligations	44	51
Regulatory liabilities	955	997
Other deferred credits and noncurrent liabilities	58	44
Total Deferred Credits and Other Noncurrent Liabilities	2,116	2,127

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	3,372	3,217
Earnings reinvested	1,227	1,084
Total Equity	4,907	4,609

Total Liabilities and Equity	$11,327	$10,758

(a)80,000 shares authorized; 37,818 shares issued and outstanding at September 30, 2026 and December 31, 2025.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
June 30, 2026	37,818	$308	$3,365	$1,157	$4,830
Net income				122	122
Capital contributions from parent			7		7
Dividends declared				(52)	(52)
September 30, 2026	37,818	$308	$3,372	$1,227	$4,907

December 31, 2025	37,818	$308	$3,217	$1,084	$4,609
Net income				345	345
Capital contributions from parent			155		155
Dividends declared				(202)	(202)
September 30, 2026	37,818	$308	$3,372	$1,227	$4,907

June 30, 2025	37,818	$308	$3,110	$1,010	$4,428
Net income				109	109
Dividends declared				(51)	(51)
September 30, 2025	37,818	$308	$3,110	$1,068	$4,486

December 31, 2024	37,818	$308	$3,056	$935	$4,299
Net income				312	312
Capital contributions from parent			91		91
Return of capital to parent			(37)		(37)
Dividends declared				(179)	(179)
September 30, 2025	37,818	$308	$3,110	$1,068	$4,486

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2025 is derived from that Registrant's 2025 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2025 Form 10-K. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

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

The table below provides information about PPL's segments and includes a reconciliation of segment net income to consolidated net income for the three months ended September 30, 2026:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total
Operating Revenues from external customers (a)	$1,048	$918	$530	$2,496
Reconciliation of revenue
Corporate and Other revenues				1
Total consolidated revenues				$2,497

Less:
Fuel	246	—	—	246
Energy purchases	21	274	191	486
Other operation and maintenance	215	188	209	612
Depreciation	201	112	51	364
Taxes, other than income	29	42	46	117
Other (income) expense - net	(17)	(13)	10	(20)
Interest (income) from affiliate	—	(5)	(5)	(10)
Interest expense	72	73	29	174
Income taxes	57	56	(3)	110
Segment net income	$224	$191	$2	$417

Reconciliation of segment profit or loss to consolidated net income
Corporate and Other net loss				(50)
Net Income				$367

(a)See Note 3 for additional information on Operating Revenues.

The table below provides information about PPL's segments and includes a reconciliation to consolidated net income for the nine months ended September 30, 2026:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total
Operating Revenues from external customers (a)	$3,144	$2,633	$1,605	$7,382
Reconciliation of revenue
Corporate and Other revenues				—
Total consolidated revenues				$7,382

Less:
Fuel	715	—	—	715
Energy purchases	173	818	602	1,593
Other operation and maintenance	622	536	594	1,752
Depreciation	595	330	148	1,073
Taxes, other than income	84	126	132	342
Other (income) expense - net	(41)	(39)	(8)	(88)
Interest (income) from affiliate	—	(7)	(5)	(12)
Interest expense	215	213	85	513
Interest expense with affiliate	—	—	7	7
Income taxes	156	149	2	307
Segment net income	$625	$507	$48	$1,180

Reconciliation of segment profit or loss to consolidated net income
Corporate and Other net loss				(131)
Net Income				$1,049

(a)See Note 3 for additional information on Operating Revenues.

Other information for the segments and reconciliation to PPL's Consolidated results for the nine months ended September 30, 2026 are as follows:

	Kentucky Regulated	Pennsylvania Regulated	Rhode Island Regulated	Total Segments	Corporate and Other	Consolidated Total
Other Segment Disclosures
Amortization (a)	$40	$40	$2	$82	$13	$95
Deferred income taxes and investment tax credits (b)	5	71	62	138	69	207
Expenditures for long lived assets	1,550	1,314	626	3,490	58	3,548

(a)Represents non-cash expense items that include amortization of right-of-use assets, regulatory assets and liabilities, debt discounts and premiums and debt issuance costs.
(b)Represents a non-cash expense item that is also included in "Income Taxes."

The table below provides information about PPL's segments and includes a reconciliation of segment net income to consolidated net income for the three months ended September 30, 2025:

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

(a)See Note 3 for additional information on Operating Revenues.

The table below provides information about PPL's segments and includes a reconciliation to consolidated net income for the nine months ended September 30, 2025:

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
(b)Represents a non-cash expense item that is also included in "Income Taxes."

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated Balance Sheets as of:

	September 30, 2026	December 31, 2025
Total Assets
Kentucky Regulated	$20,019	$19,060
Pennsylvania Regulated	18,182	16,886
Rhode Island Regulated	8,122	7,510
Corporate and Other (a)	1,023	1,788
Total	$47,346	$45,244

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

3. Revenue from Contracts with Customers

(All Registrants)

See Note 3 in the Registrants' 2025 Form 10-K for a discussion of the principal activities from which PPL Electric, LG&E and KU and PPL's Pennsylvania Regulated, Rhode Island Regulated and Kentucky Regulated segments generate their revenues. The following tables reconcile "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the periods ended September 30:

	2026 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$2,497	$918	$470	$590
Revenues derived from:
Alternative revenue programs (b)	(11)	8	2	2
Other (c)	(7)	(5)	(2)	(2)
Revenues from Contracts with Customers	$2,479	$921	$470	$590

	2025 Three Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$2,239	$786	$427	$530
Revenues derived from:
Alternative revenue programs (b)	6	—	(2)	2
Other (c)	(8)	(4)	(1)	(1)
Revenues from Contracts with Customers	$2,237	$782	$424	$531

	2026 Nine Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$7,382	$2,633	$1,465	$1,720
Revenues derived from:
Alternative revenue programs (b)	40	34	1	1
Other (c)	(21)	(15)	(4)	(4)
Revenues from Contracts with Customers	$7,401	$2,652	$1,462	$1,717

	2025 Nine Months
	PPL	PPL Electric	LG&E	KU
Operating Revenues (a)	$6,768	$2,298	$1,310	$1,566
Revenues derived from:
Alternative revenue programs (b)	75	9	(1)	3
Other (c)	(20)	(13)	(3)	(3)
Revenues from Contracts with Customers	$6,823	$2,294	$1,306	$1,566

(a)PPL includes $530 million and $1,605 million for the three and nine months ended September 30, 2026 and $509 million and $1,629 million for the three and nine months ended September 30, 2025 of revenues from external customers reported by the Rhode Island Regulated segment. PPL Electric represents revenues from external customers reported by the Pennsylvania Regulated segment and LG&E and KU, net of intercompany power sales and transmission revenues, represent revenues from external customers reported by the Kentucky Regulated segment. See Note 2 for additional information.
(b)This line item shows the over/under collection of rate mechanisms deemed alternative revenue programs with over-collections of revenue shown as positive amounts in the table above and under-collections shown as negative amounts.
(c)Represents additional revenues outside the scope of revenues from contracts with customers, such as lease and other miscellaneous revenues.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended September 30:

	Three Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2026
PA Regulated	$492	$142	$16	$16	$—	$—	$255	$921
KY Regulated	456	301	171	87	8	28	—	1,051
RI Regulated	269	152	21	4	—	—	61	507
Total PPL	$1,217	$595	$208	$107	$8	$28	$316	$2,479

2025
PA Regulated	$403	$119	$16	$15	$—	$—	$229	$782
KY Regulated	394	278	162	74	7	26	—	941
RI Regulated	258	158	23	9	—	—	66	514
Total PPL	$1,055	$555	$201	$98	$7	$26	$295	$2,237

PPL Electric
2026	$492	$142	$16	$16	$—	$—	$255	$921
2025	$403	$119	$16	$15	$—	$—	$229	$782

LG&E
2026	$229	$147	$51	$33	$—	$10	$—	$470
2025	$195	$137	$49	$29	$—	$14	$—	$424

KU
2026	$227	$154	$120	$52	$8	$29	$—	$590
2025	$199	$141	$113	$46	$7	$25	$—	$531

	Nine Months
	Residential	Commercial	Industrial	Other (a)	Wholesale - municipality	Wholesale - other (b)	Transmission	Revenues from Contracts with Customers
PPL
2026
PA Regulated	$1,417	$388	$45	$48	$—	$—	$754	$2,652
KY Regulated	1,359	884	508	278	19	91	—	3,139
RI Regulated	855	499	63	22	—	—	171	1,610
Total PPL	$3,631	$1,771	$616	$348	$19	$91	$925	$7,401

2025
PA Regulated	$1,205	$331	$42	$41	$—	$—	$675	$2,294
KY Regulated	1,209	805	474	241	19	88	—	2,836
RI Regulated	913	516	61	37	—	—	166	1,693
Total PPL	$3,327	$1,652	$577	$319	$19	$88	$841	$6,823

PPL Electric
2026	$1,417	$388	$45	$48	$—	$—	$754	$2,652
2025	$1,205	$331	$42	$41	$—	$—	$675	$2,294

LG&E
2026	$686	$446	$150	$133	$—	$47	$—	$1,462
2025	$601	$406	$143	$111	$—	$45	$—	$1,306

KU
2026	$673	$438	$358	$144	$19	$85	$—	$1,717
2025	$608	$399	$331	$131	$19	$78	$—	$1,566

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

The following table shows the accounts receivable and unbilled revenues balances that were impaired for the periods ended September 30:

	Three Months		Nine Months
	2026	2025	2026	2025
PPL	$31	$30	$71	$72
PPL Electric	20	11	30	20
LG&E	2	1	3	3
KU	1	2	3	4

Contract liabilities result from recording contractual billings in advance for customer attachments to the Registrants' infrastructure and payments received in excess of revenues earned to date. Advanced billings for customer attachments are generally recognized as revenue ratably over the quarterly billing period. Payments received in excess of revenues earned to date are recognized as revenue as services are delivered in subsequent periods. The Registrants' contract liabilities were not material at September 30, 2026 and 2025.

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

The 2023 Exchangeable Notes are dilutive under the If-Converted Method because PPL's quarterly average common stock price currently exceeds the conversion price prescribed in the indenture governing the 2023 Exchangeable Notes. The 2025 Exchangeable Notes are excluded from the diluted EPS calculation because PPL's quarterly average common stock price has not exceeded the conversion price prescribed in the indenture governing the 2025 Exchangeable Notes. See Note 8 in PPL's Form 10-K for the year ended December 31, 2025 for additional information on the 2025 Exchangeable Notes due 2030 and Note 8 in PPL's Form 10-K for the year ended December 31, 2023 for additional information on the 2023 Exchangeable Notes due 2028.

The Purchase Contracts associated with the Corporate Units issued in February 2026 are excluded from the dilutive EPS calculation under the Treasury Stock Method because the average of the volume-weighted average price of PPL's common stock has not exceeded the price prescribed in the agreement governing the Purchase Contracts. See Note 7 for additional information on the Purchase Contracts.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended September 30 used in the EPS calculation are:

	Three Months		Nine Months
	2026	2025	2026	2025
Income (Numerator)
Net income attributable to PPL	$367	$318	$1,049	$915
Less amounts allocated to participating securities	1	—	2	2
Net income available to PPL common shareowners - Basic and Diluted	$366	$318	$1,047	$913

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	752,548	739,525	752,226	739,167
Add: Dilutive share-based payment awards (a)	1,824	2,840	1,927	2,684
Add: Forward sale agreements	—	263	441	95
Add: Exchangeable Notes	966	1,662	1,983	801
Weighted-average shares - Diluted EPS	755,338	744,290	756,577	742,747

Basic EPS
Net Income available to PPL common shareowners	$0.49	$0.43	$1.39	$1.24

Diluted EPS
Net Income available to PPL common shareowners	$0.49	$0.43	$1.38	$1.23

(a)    The Treasury Stock Method was applied to non-participating share-based payment awards.

For the periods ended September 30, PPL issued common stock related to the DRIP as follows (in thousands):

	Three Months		Nine Months
	2026	2025	2026	2025
DRIP	179	197	537	583

For the periods ended September 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive:

	Three Months		Nine Months
	2026	2025	2026	2025
Stock-based compensation awards	70	53	87	142
Forward sale agreements	27,412	29,946	9,137	12,542

5. Income Taxes

Reconciliations of income tax expense (benefit) for the periods ended September 30 are as follows:

(PPL)
	Three Months		Nine Months
	2026	2025	2026	2025
Federal income tax on Income Before Income Taxes at statutory tax rate	$95	$84	$273	$240
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	24	19	63	57
Tax credits (federal):
Investment tax credits	(3)	(3)	(9)	(7)
Other tax credits	(3)	—	(4)	(1)
Subtotal	(6)	(3)	(13)	(8)
Utility rate-making tax adjustments (federal and state):
Amortization of excess deferred income taxes	(14)	(13)	(40)	(36)
AFUDC Equity	(8)	(5)	(21)	(14)
Flow-through rate-making (b)	(5)	(3)	(13)	(12)
Subtotal	(27)	(21)	(74)	(62)
Other	—	1	1	2
Total increase (decrease)	(9)	(4)	(23)	(11)
Total income tax expense	$86	$80	$250	$229

(a)     Jurisdictions that comprise the majority of state income taxes, net of federal effect, are Kentucky and Pennsylvania.
(b)     Flow-through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

(PPL Electric)
	Three Months		Nine Months
	2026	2025	2026	2025
Taxes at statutory tax rate	$52	$44	$138	$132
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	16	13	40	39
Utility rate-making tax adjustments (federal and state):
Amortization of excess deferred income taxes	(2)	(3)	(6)	(7)
AFUDC Equity	(3)	(2)	(8)	(5)
Flow-through rate-making (b)	(4)	(3)	(12)	(12)
Subtotal	(9)	(8)	(26)	(24)
Other	(3)	—	(3)	(1)
Total increase (decrease)	4	5	11	14
Total income tax expense	$56	$49	$149	$146

(a)     The jurisdiction that comprises the majority of state income taxes, net of federal effect, is Pennsylvania.
(b)     Flow-through occurs when the regulator excludes deferred tax expense or benefit from recoverable costs when determining income tax expense.

(LG&E)
	Three Months		Nine Months
	2026	2025	2026	2025
Taxes at statutory tax rate	$27	$22	$78	$64
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	5	4	14	12
Utility rate-making tax adjustments (federal and state):
Amortization of excess deferred income taxes	(4)	(3)	(12)	(11)
AFUDC Equity	(2)	(1)	(5)	(3)
Subtotal	(6)	(4)	(17)	(14)
Other	—	(1)	—	(1)
Total increase (decrease)	(1)	(1)	(3)	(3)
Total income tax expense	$26	$21	$75	$61

(a)     The jurisdiction that comprises the majority of state income taxes, net of federal effect, is Kentucky.

(KU)
	Three Months		Nine Months
	2026	2025	2026	2025
Taxes at statutory tax rate	$32	$29	$91	$82
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	6	5	16	15
Utility rate-making tax adjustments (federal and state):
Amortization of excess deferred income taxes	(5)	(4)	(14)	(14)
AFUDC Equity	(2)	(1)	(5)	(3)
Subtotal	(7)	(5)	(19)	(17)
Other	—	(1)	(2)	(2)
Total increase (decrease)	(1)	(1)	(5)	(4)
Total income tax expense	$31	$28	$86	$78

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
6. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations:

	PPL		PPL Electric		LG&E		KU
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Current Regulatory Assets:
Rate adjustment mechanisms	$88	$86	$—	$—	$—	$—	$—	$—
Renewable energy certificates	31	21	—	—	—	—	—	—
Storm damage expense rider	72	53	72	53	—	—	—	—
Gas supply clause	35	10	—	—	35	10	—	—
Transmission service charge	57	61	—	—	—	—	—	—
TCJA	—	40	—	40	—	—	—	—
Other	29	37	12	19	7	9	—	1
Total current regulatory assets	$312	$308	$84	$112	$42	$19	$—	$1

Noncurrent Regulatory Assets:
Defined benefit plans	$935	$961	$469	$477	$201	$212	$140	$144
Plant outage costs	17	23	—	—	3	5	14	18
Net metering	170	164	—	—	—	—	—	—
Environmental cost recovery	99	102	—	—	—	—	—	—
Storm costs	123	113	52	42	21	24	33	38
Unamortized loss on debt	16	18	2	2	7	8	5	6
Terminated interest rate swaps	45	47	—	—	26	28	19	19
Accumulated cost of removal of utility plant	218	184	218	184	—	—	—	—
AROs	245	263	—	—	69	73	176	190
Derivative instruments	18	3	—	—	—	—	—	—
RAR	69	76	—	—	69	76	—	—
Gas line inspections	23	24	—	—	21	22	2	2
Advanced metering infrastructure	64	67	—	—	27	28	37	39
IT system costs	78	18	36	18	20	—	20	—
TCJA	29	—	29	—	—	—	—	—
Other	41	29	2	2	10	6	9	11
Total noncurrent regulatory assets	$2,190	$2,092	$808	$725	$474	$482	$455	$467

	PPL		PPL Electric		LG&E		KU
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Current Regulatory Liabilities:
Generation supply charge	$31	$45	$31	$45	$—	$—	$—	$—
Transmission service charge	1	17	1	17	—	—	—	—
Universal service rider	—	17	—	17	—	—	—	—
Transmission formula rate	126	62	60	23	—	—	—	—
Rate adjustment mechanisms	108	124	—	—	—	—	—	—
Energy efficiency	25	26	—	—	—	—	—	—
DSM	16	21	—	—	6	8	10	13
Revenue decoupling mechanism	29	55	—	—	—	—	—	—
Other	17	9	—	1	5	5	9	3
Total current regulatory liabilities	$353	$376	$92	$103	$11	$13	$19	$16

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$1,052	$1,043	$—	$—	$352	$334	$405	$415
Net deferred taxes	1,713	1,798	679	708	395	415	443	467
Defined benefit plans	329	342	126	120	19	23	65	69
Terminated interest rate swaps	50	52	—	—	25	26	25	26
Advanced metering infrastructure	25	30	—	—	8	10	17	20
Other	50	53	—	—	—	1	—	—
Total noncurrent regulatory liabilities	$3,219	$3,318	$805	$828	$799	$809	$955	$997

Below is an update to Note 7 in the Registrants' 2025 Form 10-K for selected regulatory assets and liabilities presented in the preceding tables. Specific developments with respect to certain of these regulatory assets and liabilities are discussed in "Regulatory Matters."

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

PPL Electric does not accrue for costs of removal. When costs of removal are incurred, PPL Electric records the costs as a regulatory asset. Such deferral has typically been included in rates and was amortized over the subsequent five-year period. As a result of the 2025 Pennsylvania base rate case proceeding, effective on July 1, 2026, the deferral is included in rates and amortized over the subsequent ten-year period.

IT System Costs

IT system costs represent expenditures incurred associated with implementing certain information technology investments. The RIPUC, KPSC and PAPUC approved recovery of these costs in the 2025 Rhode Island, Kentucky and Pennsylvania base rate case proceedings. The RIPUC allowed enterprise resource planning implementation operation and maintenance costs incurred after January 1, 2026 to be amortized over a ten-year period, subject to a maximum of approximately $8 million. The KPSC allowed costs to be amortized over a period consistent with the depreciable life of the associated IT system. The PAPUC allowed IT system costs to be capitalized and included in PPL Electric's rate base.

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

TCJA

As a result of the reduced U.S. federal corporate income tax rate as enacted by the TCJA, the PAPUC ruled that these tax benefits should be refunded to customers. The impacts of the lower U.S. federal corporate income tax rate are included in base rates effective July 1, 2026. Prior to new base rates going into effect on July 1, 2026, PPL Electric over-refunded customers for the impact of the lower U.S. federal corporate income tax rates. PPL Electric intends to address recovery of this remaining balance in a future proceeding. PPL Electric cannot predict the outcome of that proceeding.

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

Regulatory Matters

Rhode Island Activities (PPL)

Rate Case Proceeding

On November 26, 2025, RIE filed a request with the RIPUC for an increase in electric and natural gas base distribution rates, and approval of certain regulatory and accounting treatments. In its application, RIE sought to implement a two-year rate plan. As submitted in the initial application, in the first year of the rate plan RIE's proposed base distribution rates for electric and gas service were designed to collect additional annual operating revenue of approximately $181 million ($66 million in electricity revenues and $115 million in gas revenues). In the second year of the rate plan, RIE's proposed base distribution rates for electric and gas combined were designed to collect the proposed base distribution rate increases for electric and gas in the first year of the rate plan and additional operating revenues of approximately $49 million ($17 million in electricity revenues and $32 million in gas revenues). The application was based on a historical test year of September 1, 2024 through August 31, 2025 and requested an authorized ROE of 10.75%. The amounts in the initial submission were evaluated after the Hold Harmless Commitment (as defined below) and potential bill credits were consolidated with the base distribution rate proceeding, as discussed below.

On August 21, 2026, the RIPUC approved oral motions in the proceeding. The RIPUC approved certain aspects of RIE's proposals and modified or rejected others. The RIPUC decisions authorized annual revenue increases of $44 million for electric and $94 million for gas, a return on equity of 9.275%, and a debt-to-equity ratio of 48% debt to 52% equity. The RIPUC did not approve a proposed second rate year.

The RIPUC decisions also addressed certain issues regarding the recovery and accounting treatment of certain expenses, directed RIE to propose new performance metrics for certain investments and directed RIE to file a new tariff for extra-large electric loads by December 31, 2026. The RIPUC also approved or accepted several settlement agreements with intervening parties.

In response to the motions, RIE submitted the required compliance filing on August 27, 2026. The approved rate changes were effective as of September 1, 2026. RIE has not received a final written order from the RIPUC as of the filing date of this Form 10-Q. RIE and all intervening parties have the right to appeal once the final written order is issued. RIE will evaluate the details of the written order and related matters, including potential next steps. PPL cannot predict the ultimate outcome of this matter.

Hold Harmless Commitment

As a condition of its approval of the acquisition of RIE in May 2022, the Rhode Island Division of Public Utilities and Carriers (the Division) required PPL to hold harmless Rhode Island customers from the impact of future rate increases resulting from changes in Accumulated Deferred Income Taxes as a result of the acquisition (the Hold Harmless Commitment). See "Regulatory Matters - Rhode Island Activities - Hold Harmless Implementation Agreement" in Note 7 in PPL's 2025 Form 10-K for additional information on the filings and other matters related to the Hold Harmless Commitment that occurred in 2025.

On April 16, 2026, RIE filed a motion with the RIPUC to reopen the previous docket concerning the Hold Harmless Commitment along with an updated tariff advice which reflected a methodology consistent with the previously proposed miscellaneous bill credits and two potential, alternative methods of allocating the bill credits among customers. On April 17, 2026, the RIPUC approved the motion and consolidated the tariff advice docket with the pending base distribution rate proceeding. The RIPUC held hearings on the RIE proposal on July 8, 2026.

On August 21, 2026, the RIPUC addressed RIE's proposal with respect to its Hold Harmless Commitment. The RIPUC denied RIE's hold harmless proposal as submitted but authorized an alternative that increases the amount to be provided to customers to approximately $175 million, of which $163 million will be delivered to customers as bill credits and $12 million through a reduction to the gas cost recovery rate adjustment mechanism balance. The Division confirmed that the alternative proposal would fully satisfy RIE's obligation under the Hold Harmless Commitment, and RIE voluntarily accepted the RIPUC's alternative proposal on August 25, 2026. The RIPUC approved the implementing tariff on September 24, 2026. The bill credits will be issued to RIE electric and gas customers from October 2026 through September 2027. RIE will record a reduction of revenue as the bill credits are issued. The reduction of the gas cost recovery rate adjustment mechanism balance was recorded in the third quarter of 2026.

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

At an Open Meeting on March 31, 2026, the RIPUC approved a provisional Storm Fund Replenishment Factor effective April 1, 2026, and directed that the collections from that factor be used to pay down the remaining balance of the Winter Volatility Credit. The RIPUC also directed RIE to make a filing proposing a new Storm Fund Replenishment Factor to go into effect at the time when the Winter Volatility Credit is expected to be paid down with a goal of having the Storm Fund have a balance of zero at the end of March 2027. That filing was made on June 30, 2026, and proposed a new factor below the current provisional factor. On August 31, 2026, the RIPUC voted to keep the higher provisional factor in place, rather than adopting the lower factor proposed in accordance with the March 31, 2026 order.

FY 2027 Gas ISR Plan

On March 27, 2026, the RIPUC approved a capital budget of $161 million. In addition, the RIPUC approved an operation and maintenance expense budget of $17 million for curb-to-curb paving. On March 31, 2026, the RIPUC approved RIE's compliance filing for rates effective April 1, 2026.

FY 2027 Electric ISR Plan

On March 27, 2026, the RIPUC approved a capital budget of $141 million (including $18 million for Advanced Metering Functionality). In addition, the RIPUC approved an operation and maintenance expense budget of $14 million, primarily for vegetation management. On March 31, 2026, the RIPUC approved RIE's compliance filing for rates effective April 1, 2026.

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

The KPSC orders provide for increases in annual electricity and gas revenues of $233 million ($59 million and $128 million in electricity revenues at LG&E and KU and $46 million in gas revenues at LG&E.) The orders included authorized returns on equity of 9.775% for base rate purposes and 9.675% for capital rate adjustment mechanisms.

The KPSC orders approved LG&E's and KU's requests for establishment of certain new rate adjustment mechanisms or tariffs, with modifications:

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

On August 14, 2026, the KPSC issued an order relating to LG&E's and KU's requests for rehearing of the KPSC's February 2026 orders granting certain increases in annual electricity and gas revenues and associated accounting and other matters. The KPSC order approved certain elements of the rehearing requests, including matters relating to incorporating regulatory assets and liabilities in rate base calculations and recovery therein, utilizing updated cost estimates in a potential recovery cap in the PGR mechanism, and allowing pre-2026 costs to be included in a regulatory asset relating to LG&E's stay-open costs regarding Mill Creek Unit 2.

The KPSC order denied other elements of the rehearing requests, including seeking reinstatement of certain other aspects of a prior October 2025 stipulation and recommendation of LG&E and KU and certain intervenors in the rate increase proceedings.

LG&E and KU estimate that the KPSC order represents increases of approximately $4 million in annual LG&E electricity and gas revenues and approximately $3 million in annual KU electricity revenues, above the increased amounts contained in the KPSC's February 2026 order. The revised rates are effective for services rendered on and after the date of the order.

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

On August 31, 2026, the VSCC issued an order authorizing the financing and affiliate transaction matters relating to the merger. On September 18, 2026, the FERC issued an order authorizing the merger. On September 23, 2026, the FCC consented to the merger transaction. On September 25, 2026, the KPSC issued an order authorizing the merger and related matters, with certain modifications to the proposed settlement agreement and associated accounting, financing and rate matters. On October 22, 2026, the VSCC issued an order authorizing the merger. The merger remains subject to approvals by internal boards and the sole shareholder of both companies, and the entry by LG&E and KU into the operative merger transactional agreements.

The proposed merger structure contemplates LG&E as the successor legal entity which would, by operation of law, retain and assume, respectively, all the assets, properties and rights, and liabilities, duties and obligations of LG&E and KU. The targeted effective date is January 1, 2027.

PPL, LG&E and KU cannot predict the outcome of this matter.

Mill Creek Unit 2 RAR Application (PPL and LG&E)

In 2023, the KPSC issued an order approving, among other items, the requested retirement of Mill Creek Unit 2.

LG&E anticipates the recovery of associated costs, including the remaining net book value, for Mill Creek Unit 2 through the RAR. The remaining net book value of Mill Creek Unit 2 was approximately $183 million at September 30, 2026 and LG&E is continuing to depreciate using the current approved rates through its retirement date. LG&E expects to reclassify the net book value remaining at retirement to a regulatory asset to be amortized over a period of ten years in accordance with the RAR. There can be no assurance that these costs will be recovered in the amounts or over the time periods that LG&E expects. See the "Rate Case Proceedings" discussion above for information regarding potential changes in the retirement date of Mill Creek Unit 2.

Virginia Activities

See "Kentucky Activities – Potential Legal Merger of LG&E and KU" above with respect to filing an application with VSCC for approval of a merger between LG&E and KU.

Rate Case Proceeding (PPL and KU)

On April 30, 2026, KU filed a request with the VSCC for an increase in Virginia annual base electricity rates of approximately $19 million. KU's request is based on an authorized 10.95% ROE. On October 1, 2026, the VSCC's staff filed testimony recommending a revenue increase of approximately $12 million based on a 9.80% ROE. Subject to regulatory review and approval, new rates would become effective February 1, 2027. A public hearing is scheduled to commence on November 12, 2026. PPL and KU cannot predict the outcome of this matter.

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

On June 11, 2026, the PAPUC entered its order approving the settlement with a minor modification related to net metering eligibility. None of the parties to the settlement objected to the PAPUC's minor modification to the settlement terms and new rates became effective on July 1, 2026. On June 26, 2026, the Customer-Generator Coalition filed a Petition for Reconsideration of the June 11, 2026 PAPUC Order, and PPL Electric filed its Answer on July 6, 2026. The PAPUC entered an Order denying the Customer-Generator Coalition’s Petition on August 27, 2026. One member of the Customer-Generator Coalition, Aspen Power Partners, LLC, filed a Petition for Review with the Pennsylvania Commonwealth Court on September 25, 2026, appealing the PAPUC’s August 27, 2026 Order. Aspen Power Partners’ appeal is limited to a net metering eligibility issue, and PPL Electric does not anticipate that the outcome of the Commonwealth Court appeal will have any effect on the rates approved by the PAPUC.

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

ISO-NE ROE Complaints (PPL)

Transmission rates for utilities in ISO-NE are subject to a common ROE shared among the New England transmission owners (NETOs). This ROE has been set at 11.14% since 2005. In 2011 through 2016, transmission customer representatives filed four complaints at the FERC seeking to lower it, arguing that an 11.14% ROE was unjust and unreasonable under the Federal Power Act (Section 206).

In 2014, the FERC issued Opinion No. 531 that changed the methodology the FERC uses for determining transmission ROEs. It set the ROE at 10.57% with a maximum ROE including incentives of 11.74%. Two additional FERC orders followed: Opinion No. 531-A (2014) and Opinion No. 531-B (2015). Each maintained the 10.57% ROE. Both the NETOs and customers appealed.

In 2017, the D.C. Circuit Court of Appeals issued an order vacating Opinions Nos. 531, 531-A, and 531-B, and remanding to the FERC for further proceedings. The court found that the FERC had not properly followed Section 206, which required a specific finding that the existing 11.14% ROE was unjust and unreasonable before it could order a new 10.57% ROE. In 2018, the FERC issued an additional order on remand applicable to all four pending complaints, seeking additional briefing.

On March 19, 2026, the FERC issued Opinion No. 594, addressing the outstanding NETO complaint dockets. The FERC ordered NETOs' base ROE be set at 9.57%, with a total or maximum ROE including incentives not to exceed 12.09%, with an effective date of October 16, 2014.

As of September 30, 2026, RIE had a recorded liability of $27 million for the estimated amounts to be refunded as a result of the order.

The FERC initially ordered refunds with interest at the FERC rate to be paid within thirty days. On April 2, 2026, RIE and the other NETOs filed for an extension of the refund period. On April 14, 2026, the FERC issued an order extending the refund period through May 20, 2027.

On April 20, 2026, RIE and the other NETOs filed a request for rehearing of Opinion No. 594, which is a necessary prerequisite to appeal the order. On May 21, 2026, FERC issued a denial of rehearing by operation of law. The FERC issued a substantive order on rehearing, Opinion No. 594-A, on September 24, 2026, which largely upheld the decision in Opinion No. 594, including the reduction of ROE, the methodological determinations, and the refunds. The NETOs, including RIE, filed two appeals with the D.C. Circuit Court of Appeals, on May 18 and June 5, 2026, related to the New England ROE and Opinion No. 594. These appeals remain pending.

Separately, on April 30, 2026, the NETOs, including RIE, filed a Section 205 docket requesting a new base ROE of 11.39% going forward. On June 29, 2026, FERC issued an order accepting the proposed base ROE for filing, suspending the order for the maximum statutory period of five months (effective November 30, 2026), and establishing paper hearing proceedings. These paper hearing proceedings are continuing.

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

During the three and nine months ended September 30, 2026, RIE purchased $98 million and $267 million of accounts receivable from alternative suppliers. During the three and nine months ended September 30, 2025, RIE purchased $90 million and $245 million of accounts receivable from alternative suppliers.

During the three and nine months ended September 30, 2026, PPL Electric purchased $463 million and $1.4 billion of accounts receivable from alternative suppliers. During the three and nine months ended September 30, 2025, PPL Electric purchased $439 million and $1.3 billion of accounts receivable from alternative suppliers.

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

	September 30, 2026					December 31, 2025
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (a)	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (a)
PPL
PPL Capital Funding (b)
Syndicated Credit Facility (c)	Dec. 2030	$1,500	$—	$140	$1,360	$—	$456
Bilateral Credit Facility	Feb. 2027	100	—	—	100	—	—
Bilateral Credit Facility	Feb. 2027	100	—	48	52	—	17
Total PPL Capital Funding Credit Facilities		$1,700	$—	$188	$1,512	$—	$473

PPL Electric
Syndicated Credit Facility	Dec. 2030	$750	$—	$23	$727	$—	$6
Total PPL Electric Credit Facilities		$750	$—	$23	$727	$—	$6

LG&E
Syndicated Credit Facility	Dec. 2030	$600	$—	$220	$380	$—	$—
Total LG&E Credit Facilities		$600	$—	$220	$380	$—	$—

KU
Syndicated Credit Facility	Dec. 2030	$600	$—	$320	$280	$—	$—
Total KU Credit Facilities		$600	$—	$320	$280	$—	$—

(a)Commercial paper issued reflects the undiscounted face value of the issuance.
(b)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(c)At September 30, 2026, the facility included a $250 million borrowing sublimit for RIE and a $1.25 billion sublimit for PPL Capital Funding. At December 31, 2025, the facility included a $400 million borrowing sublimit for RIE and a $1.1 billion sublimit for PPL Capital Funding. RIE's borrowing sublimit is adjustable, at the borrowers' option, from $0 to $600 million, with the remaining balance available under the facility allocated to PPL Capital Funding. At September 30, 2026, PPL Capital Funding had $140 million of commercial paper outstanding and RIE had no commercial paper outstanding. At December 31, 2025, PPL Capital Funding had $355 million of commercial paper outstanding and RIE had $101 million of commercial paper outstanding. RIE's obligations under the facility are not guaranteed by PPL.

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

(All Registrants)

The Registrants maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	September 30, 2026				December 31, 2025
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances (a)	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances (a)
PPL Capital Funding (b)(c)	4.17%	$1,600	$140	$1,460	4.16%	$355
RIE (c)		400	—	400	4.21%	101
PPL Electric		750	—	750		—
LG&E	4.14%	600	220	380		—
KU	4.14%	600	320	280		—
Total		$3,950	$680	$3,270		$456

(a)Commercial paper issued reflects the undiscounted face value of the issuance.
(b)PPL Capital Funding's obligations are fully and unconditionally guaranteed by PPL.
(c)Issuances under the PPL Capital Funding and RIE commercial paper programs are supported by the PPL Capital Funding syndicated credit facility. At September 30, 2026, the facility included a $250 million borrowing sublimit for RIE and a $1.25 billion sublimit for PPL Capital Funding. At December 31, 2025, the facility included a $400 million borrowing sublimit for RIE and $1.1 billion borrowing sublimit for PPL Capital Funding. RIE's borrowing sublimit is adjustable, at the borrowers' option, from $0 to $600 million, with the remaining balance available under the facility allocated to PPL Capital Funding. PPL Capital Funding's commercial paper program is also backed by a separate bilateral credit facility for $100 million.

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

(PPL and KU)

In September 2026, the Carroll County Government of Kentucky remarketed $50 million principal amount of Environmental Facilities Revenue Bonds, 2004 Series A due 2034 previously issued on behalf of KU. The bonds were remarketed at a long-term rate and will bear interest at 4.25% through their maturity date of October 1, 2034.

In September 2026, the Carroll County Government of Kentucky remarketed $96 million principal amount of Pollution Control Revenue Refunding Bonds, 2016 Series A due 2042 previously issued on behalf of KU. The bonds were remarketed at a long-term rate and will bear interest at 4.00% through their mandatory purchase date of September 1, 2036.

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

Each Purchase Contract requires PPL to make quarterly contract adjustment payments at a rate of 2.98% per year on the $50 stated amount of the Equity Unit. PPL has the option to defer these contract adjustment payments until the Purchase Contract Settlement Date. Deferred contract adjustment payments will accrue additional contract adjustment payments at the rate of 7.00% per year until paid. Until any deferred contract adjustment payments have been paid, PPL may not (1) declare or pay any dividends or distributions on, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its capital stock, (2) make any payment of principal of, or interest or premium, if any, on, or repay, repurchase or redeem any of its debt securities that rank on parity with, or junior to, the contract adjustment payments, or (3) make any guarantee payments under any guarantee by PPL of securities of any of its subsidiaries if the guarantee ranks on parity with, or junior to, the contract adjustment payments.

The proceeds from the sale of the Equity Units were allocated to the RSNs and the Purchase Contracts, including the obligation to make contract adjustment payments, based on the underlying fair value of each instrument at the time of issuance. As a result, the RSNs were recorded at $1.15 billion, which approximated fair value, as long-term debt. At the time of issuance, the present value of the contract adjustment payments of $95 million was recorded to other long-term liabilities, representing the fair value of the obligation to make contract adjustment payments, with an offsetting reduction to additional paid-in capital for the issuance of the Purchase Contracts. The contract adjustment payment liability is being accreted through interest expense over the three-year term of the Purchase Contracts. The initial valuation of the contract adjustment payments is considered a non-cash transaction that is excluded from the Statement of Cash Flows.

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

ATM Program

In February 2025, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $2 billion of its common stock through an ATM Program, which may utilize an optional forward sales component. Each forward contract under the agreement must be settled within 24 months. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. At September 30, 2026, PPL had outstanding forward contracts to sell approximately 27.4 million shares of its common stock at a blended initial forward price of approximately $35.90 per share. The forward sale price may be adjusted based on changes in daily interest rates, for certain stock loan fees as determined by a third-party agent and will be subject to predetermined reductions based on expected dividends. Each outstanding forward contract must be settled on or before dates ranging from December 30, 2026 to August 11, 2027. PPL may elect, at its discretion, to physically settle, net share settle or net cash settle the forward contracts. At September 30, 2026, PPL could have settled the outstanding forward sale contracts with physical delivery of approximately 27.4 million shares of common stock for proceeds of approximately $978 million. The forward contracts under the ATM program are classified as equity transactions.

Dividends

In August 2026, PPL declared a quarterly cash dividend on its common stock, payable October 1, 2026, of 28.50 cents per share (equivalent to $1.14 per annum).

8. Acquisitions, Developments and Divestitures

Developments (PPL)

Joint Venture Agreement with Blackstone Infrastructure

PPL and affiliates of Blackstone Infrastructure Advisors L.L.C. (Blackstone Infrastructure) have formed a joint venture, Invitium Energy, LLC (Invitium), to build, own and operate new electricity generation stations to power data centers in Pennsylvania under long-term energy supply services agreements to address underlying resource adequacy and affordability concerns in Pennsylvania and the territory served by PJM Interconnection, L.L.C. more broadly. PPL owns 51% of Invitium and Blackstone Infrastructure owns 49%. Invitium is actively engaged with hyperscalers, landowners, natural gas pipeline companies and turbine manufacturers, and has secured multiple land parcels and placed deposits on future turbine purchases to enable the build of new generation. Construction of new generation stations is contingent on the execution of commercial agreements with data center developers, including hyperscalers.

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

	Pension Benefits
	Three Months		Nine Months
	2026	2025	2026	2025
Service cost	$8	$8	$22	$23
Interest cost	44	46	132	138
Expected return on plan assets	(61)	(72)	(182)	(215)
Amortization of:
Actuarial loss	10	4	29	13
Net periodic defined benefit costs (credits)	$1	$(14)	$1	$(41)

	Other Postretirement Benefits
	Three Months		Nine Months
	2026	2025	2026	2025
Service cost	$2	$2	$5	$5
Interest cost	8	8	23	23
Expected return on plan assets	(8)	(7)	(22)	(22)
Amortization of:
Prior service cost	1	—	1	1
Actuarial gain	(2)	(1)	(2)	(3)
Net periodic defined benefit costs (credits)	$1	$2	$5	$4

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

In connection with the 2015 CCR Rule, LG&E and KU recorded adjustments to existing AROs beginning in 2015. In connection with the 2024 CCR Rule, in the second quarter of 2024, LG&E and KU recognized AROs related to preliminary risk assessments, facility evaluations, feasibility studies and sampling. The results of those evaluations, as well as future guidance, regulatory determinations, rulemakings, implementation determinations and other developments could potentially require revisions to current LG&E and KU compliance plans including additional monitoring and remediation at surface impoundments and landfills, the cost of which could be material. PPL, LG&E and KU are unable to predict the outcome of the ongoing litigation, rulemaking, and regulatory determinations or potential impacts on current LG&E and KU compliance plans. PPL, LG&E and KU are currently finalizing or revising closure plans and schedules in accordance with applicable regulations and further material changes to AROs, current capital plans or operating costs may be required as estimates are refined based on closure developments, groundwater monitoring results, and regulatory or legal proceedings. Costs relating to this rule are expected to be subject to rate recovery.

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

See Note 15 for additional information on ARO liabilities.

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

(PPL and PPL Electric)

PPL Electric is a potentially responsible party for a share of clean-up costs at certain sites. Cleanup actions have been or are being undertaken at these sites as requested by governmental agencies, the costs of which have not been and are not expected to be significant to PPL Electric. As of September 30, 2026 and December 31, 2025, PPL Electric had a recorded liability of $8 million, representing its best estimate of the probable loss incurred to remediate these sites.

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

As of September 30, 2026 and December 31, 2025, RIE had a recorded liability of $96 million and $98 million, representing its best estimate of the remaining costs of RIE's environmental remediation activities. These undiscounted costs are expected to be incurred over approximately 30 years and generally to be subject to rate recovery. However, remediation costs for each site may be materially higher than estimated, depending on changing technologies and regulatory standards, selected end uses for each site, and actual environmental conditions encountered. RIE has recovered amounts from certain insurers and potentially responsible parties, and, where appropriate, may seek additional recovery from other insurers and potentially responsible parties, but it is uncertain whether, and to what extent, such efforts will be successful.

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

(All Registrants)

The table below details guarantees provided as of September 30, 2026. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The Registrants believe the probability of expected payment/performance under each of these guarantees is remote, except for the guarantee related to the payment obligations of Safari under certain sale/leaseback financing transactions and PPL's agreement to fund any increases in the fair value of those obligations, which PPL believes are reasonably possible of occurring. For reporting purposes, on a consolidated basis, the guarantees of PPL include the guarantees of its subsidiary Registrants.

	Exposure at September 30, 2026		Expiration Date
PPL
Indemnifications related to certain tax liabilities related to the sale of the U.K. utility business	£50	(a)	2028
PPL guarantees related to certain sale/leaseback financing transactions related to the sale of Safari Holdings	$56	(b)	2028
Indemnifications for losses suffered related to items not covered by Aspen Power's representation and warranty insurance associated with the sale of Safari Holdings	140	(c)	2028
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(d)

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

Separately, PPL has agreed to fund incremental payment obligations under the buy-outs resulting from increases in the fair market value of the projects from the initial fair market value determined at the time of PPL's sale of Safari Holdings to the time the buy-out options are exercised by Safari. As of September 30, 2026, PPL cannot reasonably estimate its payment obligations related to the remaining buy-out options.
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
(d)Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement, and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. PPL's proportionate share of OVEC's outstanding debt was $71 million at September 30, 2026, consisting of LG&E's share of $49 million and KU's share of $22 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 12 in PPL's, LG&E's and KU's 2025 Form 10-K for additional information on the OVEC power purchase contract.

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

11. Related Party Transactions

Support Costs (PPL Electric, LG&E and KU)

PPL Services and LKS provide the Registrants, their respective subsidiaries and each other with administrative, management and support services. For all services companies, the costs of directly assignable and attributable services are charged to the respective recipients as direct support costs. General costs that cannot be directly attributed to a specific entity are allocated and charged to the respective recipients as indirect support costs. PPL Services and LKS use a three-factor methodology that includes the applicable recipients' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs. PPL Services and LKS charged the following amounts for the periods ended September 30, including amounts applied to accounts that are further distributed between capital and expense on the books of the recipients, based on methods that are believed to be reasonable:

	Three Months		Nine Months
	2026	2025	2026	2025
PPL Electric from PPL Services	$75	$64	$221	$196
LG&E from LKS	27	28	87	76
LG&E from PPL Services	37	49	116	112
KU from LKS	37	38	111	98
KU from PPL Services	62	48	158	109

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

Intercompany Borrowings

(PPL Electric)

CEP Reserves maintains an $800 million revolving line of credit with a PPL Electric subsidiary. At September 30, 2026, CEP Reserves had borrowings outstanding of $169 million. At December 31, 2025, CEP Reserves had borrowings outstanding of $143 million. The interest rates on borrowings are equal to an adjusted one-month SOFR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the PPL Electric Income Statements.

(LG&E and KU)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to the difference between LG&E's FERC borrowing limit and LG&E's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At September 30, 2026, LG&E's money pool unused capacity was $978 million. At September 30, 2026, LG&E had borrowings outstanding of $2 million from KU and/or LKE. This balance is reflected in "Notes payable to affiliates" on the LG&E Balance Sheets. At December 31, 2025, LG&E had no borrowings outstanding from KU and/or LKE.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to the difference between KU's FERC borrowing limit and KU's commercial paper issued at an interest rate based on the lower of a market index of commercial paper issues and two additional rate options based on SOFR. At September 30, 2026, KU's money pool unused capacity was $880 million. At September 30, 2026, KU had no borrowings outstanding from LG&E and/or LKE. At December 31, 2025, KU had borrowings outstanding of $36 million from LG&E and/or LKE. These balances are reflected in "Notes payable to affiliates" on the KU Balance Sheets.

12. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended September 30 were:

	Three Months		Nine Months
	2026	2025	2026	2025
Defined benefit plans - non-service credits (Note 9)	$6	$8	$18	$23
Interest income	4	6	22	13
AFUDC - equity component	31	23	82	58
Miscellaneous (a)	(19)	2	(18)	(4)
Other Income (Expense) - net	$22	$39	$104	$90

(a)The expense for the three and nine months ended September 30, 2026 was primarily due to a RIE transition services agreement settlement.

(PPL Electric)

The details of "Other Income (Expense) - net" for the periods ended September 30 were:

	Three Months		Nine Months
	2026	2025	2026	2025
Defined benefit plans - non-service credits (Note 9)	$1	$4	$4	$11
AFUDC - equity component	11	8	30	23
Miscellaneous	1	2	5	2
Other Income (Expense) - net	$13	$14	$39	$36

(LG&E)

The details of "Other Income (Expense) - net" for the periods ended September 30 were:

	Three Months		Nine Months
	2026	2025	2026	2025
Defined benefit plans - non-service credits (costs) (Note 9)	$—	$—	$(1)	$1
AFUDC - equity component	7	4	18	11
Miscellaneous	—	4	2	4
Other Income (Expense) - net	$7	$8	$19	$16

(KU)

The details of "Other Income (Expense) - net" for the periods ended September 30 were:

	Three Months		Nine Months
	2026	2025	2026	2025
Defined benefit plans - non-service credits (Note 9)	$1	$1	$2	$4
AFUDC - equity component	8	6	21	14
Miscellaneous	1	2	—	1
Other Income (Expense) - net	$10	$9	$23	$19

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	September 30, 2026				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$393	$393	$—	$—	$1,071	$1,071	$—	$—
Restricted cash and cash equivalents (a)	3	3	—	—	15	15	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	396	396	—	—	1,086	1,086	—	—
Special use funds (a):
Money market fund	—	—	—	—	1	1	—	—
Commingled debt fund measured at NAV (c)	2	—	—	—	5	—	—	—
Commingled equity fund measured at NAV (c)	1	—	—	—	5	—	—	—
Total special use funds	3	—	—	—	11	1	—	—
Price risk management assets (d):
Gas contracts	3	—	—	3	6	—	2	4
Total assets	$402	$396	$—	$3	$1,103	$1,087	$2	$4

Liabilities
Price risk management liabilities (d):
Interest rate derivatives	$1	$—	$1	$—	$5	$—	$5	$—
Gas contracts	21	—	19	2	10	—	6	4
Total price risk management liabilities	$22	$—	$20	$2	$15	$—	$11	$4

PPL Electric
Assets
Cash and cash equivalents	$9	$9	$—	$—	$30	$30	$—	$—
Total assets	$9	$9	$—	$—	$30	$30	$—	$—

LG&E
Assets
Cash and cash equivalents	$13	$13	$—	$—	$162	$162	$—	$—
Restricted cash and cash equivalents (a)	1	1	—	—	7	7	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	14	14	—	—	169	169	—	—
Total assets	$14	$14	$—	$—	$169	$169	$—	$—

Liabilities
Price risk management liabilities
Interest rate derivatives	$1	$—	$1	$—	$5	$—	$5	$—
Total price risk management liabilities	$1	$—	$1	$—	$5	$—	$5	$—

KU
Assets
Cash and cash equivalents	$23	$23	$—	$—	$10	$10	$—	$—
Restricted cash and cash equivalents (a)	1	1	—	—	7	7	—	—
Total Cash, Cash Equivalents and Restricted Cash (b)	24	24	—	—	17	17	—	—
Total assets	$24	$24	$—	$—	$17	$17	$—	$—

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

A reconciliation of net assets (liabilities) classified as Level 3 for the nine months ended September 30 is as follows:

Gas Contracts
2026
Balance at beginning of period	$—
Total unrealized gains (losses) recognized as Regulatory Assets/Regulatory Liabilities	1
Balance at end of period	$1

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

Financial Instruments Not Recorded at Fair Value (All Registrants)

Substantially all long-term debt is classified as Level 2. Contract adjustment payments are classified as Level 2. The effect of third-party credit enhancements is not included in the fair value measurement. The carrying amounts of contract adjustment payments related to the Purchase Contract component of the Corporate Units and long-term debt on the Balance Sheets and their estimated fair values are set forth below:

	September 30, 2026		December 31, 2025
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL
Contract adjustment payments (b)	$82	$80	$—	$—
Long-term debt	20,211	18,451	18,894	18,488
PPL Electric
Long-term debt	6,200	5,450	5,707	5,473
LG&E
Long-term debt	2,816	2,520	2,865	2,784
KU
Long-term debt	3,493	3,016	3,510	3,304

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

PPL, LG&E and KU had no obligation to return or post cash collateral under master netting arrangements at September 30, 2026 and December 31, 2025.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate derivatives that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL had no such contracts at September 30, 2026.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three and nine months ended September 30, 2026 and 2025, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At September 30, 2026, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At September 30, 2026, LG&E held contracts with a notional amount of $64 million that mature in 2033.

Commodity Price Risk (PPL)

Economic Activity

RIE enters into derivative contracts that economically hedge natural gas purchases. Realized gains and losses from the derivatives are recoverable through regulated rates, therefore subsequent changes in fair value are included in regulatory assets or liabilities until they are realized as purchased gas. Realized gains and losses are recognized in "Energy Purchases" on the Statements of Income upon settlement of the contracts. At September 30, 2026, RIE held contracts with notional volumes of 52 Bcf that range in maturity from 2026 through 2029.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts include certain full requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps and RIE's gas derivative contracts that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at September 30, 2026 and December 31, 2025.

See Note 1 in each Registrant's 2025 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and the location of derivatives not designated as hedging instruments on the Balance Sheets:

	September 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate derivatives (b)	$—	$—	$—	$1
Gas contracts	3	19	6	5
Total current	3	19	6	6
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate derivatives (b)	—	1	—	4
Gas contracts	—	2	—	5
Total noncurrent	—	3	—	9
Total derivatives	$3	$22	$6	$15

(a)Current portion is included in "Other current assets" and "Other current liabilities" and noncurrent portion is included in "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.
(b)Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended September 30, 2026:

	Three Months	Nine Months		Three Months	Nine Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate derivatives	$—	$—	Interest Expense	$—	$(1)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Nine Months
Gas contracts	Energy purchases	$(2)	$4
	Operating revenues	—	(1)
	Total	$(2)	$3

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Nine Months
Interest rate derivatives	Regulatory assets - noncurrent	$2	$3
Gas contracts	Regulatory assets - noncurrent	(4)	(15)
	Total	$(2)	$(12)

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended September 30, 2025:

	Three Months	Nine Months		Three Months	Nine Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI	Derivative Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:
Interest rate derivatives	$—	$1	Interest Expense	$(1)	$(2)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three Months	Nine Months
Gas contracts	Energy purchases	$(2)	$(7)
	Other income (expense) - net	—	(1)
	Total	$(2)	$(8)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	Three Months	Nine Months
Interest rate derivatives	Regulatory assets - noncurrent	$—	$(2)
Gas contracts	Regulatory assets - current	—	3
Gas contracts	Regulatory liabilities - current	(3)	—
	Regulatory assets - noncurrent	(6)	(6)
	Total	$(9)	$(5)

The following table presents the amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense as a result of cash flow hedging activity for the periods ended September 30, 2026:

	Three Months	Nine Months
	Interest Expense	Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$234	$690
Amount of gain (loss) reclassified from AOCI to income	—	(1)

The following table presents the amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense as a result of cash flow hedging activity for the periods ended September 30, 2025:

	Three Months	Nine Months
	Interest Expense	Interest Expense
Total income and expense line items presented in the income statement in which the effect of cash flow hedges are recorded	$210	$599
Amount of gain (loss) reclassified from AOCI to income	(1)	(2)

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments:

	September 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate derivatives	$—	$—	$—	$1
Total current	—	—	—	1
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate derivatives	—	1	—	4
Total noncurrent	—	1	—	4
Total derivatives	$—	$1	$—	$5

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the periods ended September 30, 2026:

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Nine Months
Interest rate derivatives	Regulatory assets - noncurrent	$2	$3

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the periods ended September 30, 2025:

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

PPL, LG&E and KU have elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivatives agreements. The table below summarizes the derivative positions presented in the balance sheets where a right of setoff exists under these arrangements and related cash collateral received or pledged:

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
September 30, 2026
Derivatives
PPL	$3	$1	$—	$2	$22	$1	$—	$21
LG&E	—	—	—	—	1	—	—	1

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2025
Derivatives
PPL	$6	$3	$—	$3	$10	$3	$—	$7
LG&E	—	—	—	—	5	—	—	5

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

(PPL)

At September 30, 2026, derivative contracts in a net liability position that contain credit risk-related contingent features were $18 million. The aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade was $19 million.

15. Asset Retirement Obligations

(PPL, LG&E and KU)

PPL's, LG&E's and KU's ARO liabilities are primarily related to CCR closure costs. See Note 10 for information on the CCR rule. LG&E and RIE also have AROs related to natural gas mains and wells. LG&E's and KU's transmission and distribution lines largely operate under perpetual property easement agreements, which do not generally require restoration upon removal of the property. Therefore, no material AROs are recorded for transmission and distribution assets. For LG&E, KU and RIE, all ARO accretion and depreciation expenses are reclassified to a regulatory asset or regulatory liability. ARO regulatory assets associated with certain CCR projects are amortized to expense in accordance with regulatory approvals. For other AROs, deferred accretion and depreciation expense is recovered through cost of removal.

The changes in the carrying amounts of AROs were as follows:

	PPL	LG&E	KU
Balance at December 31, 2025	$140	$75	$57
Accretion	5	2	3
Changes in estimated timing or cost	(12)	(11)	(1)
Obligations settled	(18)	(7)	(11)
Other	1	—	—
Balance at September 30, 2026	$116	$59	$48

16. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended September 30 were as follows:

	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
		Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
June 30, 2026	$13	$3	$(2)	$(219)	$(205)
Amounts arising during the period	—	—	—	(2)	(2)
Reclassifications from AOCI	—	(3)	1	—	(2)
Net OCI during the period	—	(3)	1	(2)	(4)
September 30, 2026	$13	$—	$(1)	$(221)	$(209)

December 31, 2025	$12	$3	$(2)	$(215)	$(202)
Amounts arising during the period	—	—	—	(7)	(7)
Reclassifications from AOCI	1	(3)	1	1	—
Net OCI during the period	1	(3)	1	(6)	(7)
September 30, 2026	$13	$—	$(1)	$(221)	$(209)

June 30, 2025	$11	$4	$(3)	$(202)	$(190)
Amounts arising during the period	—	—	—	(3)	(3)
Reclassifications from AOCI	1	—	—	(1)	—
Net OCI during the period	1	—	—	(4)	(3)
September 30, 2025	$12	$4	$(3)	$(206)	$(193)

December 31, 2024	$9	$4	$(3)	$(194)	$(184)
Amounts arising during the period	1	—	—	(11)	(10)
Reclassifications from AOCI	2	—	—	(1)	1
Net OCI during the period	3	—	—	(12)	(9)
September 30, 2025	$12	$4	$(3)	$(206)	$(193)

17. New Accounting Guidance Pending Adoption

(All Registrants)

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (FASB) issued guidance which requires public business entities to provide in the notes to financial statements specified information about certain costs and expenses. This includes the disclosure of amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities included in each relevant income statement expense caption. A relevant expense caption is an expense caption included on the face of the income statement within continuing operations that contains any of the specified expense categories (a)-(e). A qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated must also be disclosed. Additionally, public business entities must disclose the total amount of selling expenses and, in annual reporting periods, the entity's definition of selling expenses.

For public business entities, this guidance will be applied on a prospective basis. Retrospective application is permitted. This guidance will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted.

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

•"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2026 with the same periods in 2025. The PPL "Results of Operations" also includes "Segment Earnings," which provides a detailed analysis of earnings by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

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

Rate Case Proceedings

Rhode Island 2025 (PPL)

On November 26, 2025, RIE filed a request with the RIPUC for an increase in electric and natural gas base distribution rates, and approval of certain regulatory and accounting treatments. In its application, RIE sought to implement a two-year rate plan. As submitted in the initial application, in the first year of the rate plan RIE's proposed base distribution rates for electric and gas service were designed to collect additional annual operating revenue of approximately $181 million ($66 million in electricity revenues and $115 million in gas revenues). In the second year of the rate plan, RIE's proposed base distribution rates for electric and gas combined were designed to collect the proposed base distribution rate increases for electric and gas in the first year of the rate plan and additional operating revenues of approximately $49 million ($17 million in electricity revenues and $32 million in gas revenues). The application was based on a historical test year of September 1, 2024 through August 31, 2025 and requested an authorized ROE of 10.75%. The amounts in the initial submission were evaluated after the Hold Harmless Commitment (as defined below) and potential bill credits were consolidated with the base distribution rate proceeding, as discussed below.

On August 21, 2026, the RIPUC approved oral motions in the proceeding. The RIPUC approved certain aspects of RIE's proposals and modified or rejected others. The RIPUC decisions authorized annual revenue increases of $44 million for electric and $94 million for gas, a return on equity of 9.275%, and a debt-to-equity ratio of 48% debt to 52% equity. The RIPUC did not approve a proposed second rate year.

The RIPUC decisions also addressed certain issues regarding the recovery and accounting treatment of certain expenses, directed RIE to propose new performance metrics for certain investments and directed RIE to file a new tariff for extra-large electric loads by December 31, 2026. The RIPUC also approved or accepted several settlement agreements with intervening parties.

In response to the motions, RIE submitted the required compliance filing on August 27, 2026. The approved rate changes were effective as of September 1, 2026. RIE has not received a final written order from the RIPUC as of the filing date of this Form 10-Q. RIE and all intervening parties have the right to appeal once the final written order is issued. RIE will evaluate the details of the written order and related matters, including potential next steps. PPL cannot predict the ultimate outcome of this matter.

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

On June 11, 2026, the PAPUC entered its order approving the settlement with a minor modification related to net metering eligibility. None of the parties to the settlement objected to the PAPUC's minor modification to the settlement terms and new rates became effective on July 1, 2026. On June 26, 2026, the Customer-Generator Coalition filed a Petition for Reconsideration of the June 11, 2026 PAPUC Order, and PPL Electric filed its Answer on July 6, 2026. The PAPUC entered an Order denying the Customer-Generator Coalition’s Petition on August 27, 2026. One member of the Customer-Generator Coalition, Aspen Power Partners, LLC, filed a Petition for Review with the Pennsylvania Commonwealth Court on September 25, 2026, appealing the PAPUC’s August 27, 2026 Order. Aspen Power Partners’ appeal is limited to a net metering eligibility issue, and PPL Electric does not anticipate that the outcome of the Commonwealth Court appeal will have any effect on the rates approved by the PAPUC.

Kentucky 2025 (PPL, LG&E and KU)

On February 16, 2026, the KPSC issued orders approving portions of LG&E's and KU's October 2025 stipulation and recommendation, with modifications. See "Regulatory Matters – Kentucky Activities – Rate Case Proceedings" in Note 7 in PPL's, LG&E's and KU's 2025 Form 10-K for additional information on the filings made by LG&E and KU with the KPSC in 2025.

The KPSC orders provide for increases in annual electricity and gas revenues of $233 million ($59 million and $128 million in electricity revenues at LG&E and KU and $46 million in gas revenues at LG&E.) The orders included authorized returns on equity of 9.775% for base rate purposes and 9.675% for capital rate adjustment mechanisms.

The KPSC orders approved LG&E's and KU's requests for establishment of certain new rate adjustment mechanisms or tariffs, with modifications:

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

On August 14, 2026, the KPSC issued an order relating to LG&E's and KU's requests for rehearing of the KPSC's February 2026 orders granting certain increases in annual electricity and gas revenues and associated accounting and other matters. The KPSC order approved certain elements of the rehearing requests, including matters relating to incorporating regulatory assets and liabilities in rate base calculations and recovery therein, utilizing updated cost estimates in a potential recovery cap in the PGR mechanism, and allowing pre-2026 costs to be included in a regulatory asset relating to LG&E's stay-open costs regarding Mill Creek Unit 2.

The KPSC order denied other elements of the rehearing requests, including seeking reinstatement of certain other aspects of a prior October 2025 stipulation and recommendation of LG&E and KU and certain intervenors in the rate increase proceedings.

LG&E and KU estimate that the KPSC order represents increases of approximately $4 million in annual LG&E electricity and gas revenues and approximately $3 million in annual KU electricity revenues, above the increased amounts contained in the KPSC's February 2026 order. The revised rates are effective for services rendered on and after the date of the order.

Virginia 2026 (PPL and KU)

On April 30, 2026, KU filed a request with the VSCC for an increase in Virginia annual base electricity rates of approximately $19 million. KU's request is based on an authorized 10.95% ROE. On October 1, 2026, the VSCC's staff filed testimony recommending a revenue increase of approximately $12 million based on a 9.80% ROE. Subject to regulatory review and approval, new rates would become effective February 1, 2027. A public hearing is scheduled to commence on November 12, 2026. PPL and KU cannot predict the outcome of this matter.

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

On August 31, 2026, the VSCC issued an order authorizing the financing and affiliate transaction matters relating to the merger. On September 18, 2026, the FERC issued an order authorizing the merger. On September 23, 2026, the FCC consented to the merger transaction. On September 25, 2026, the KPSC issued an order authorizing the merger and related matters, with certain modifications to the proposed settlement agreement and associated accounting, financing and rate matters. On October 22, 2026, the VSCC issued an order authorizing the merger. The merger remains subject to approvals by internal boards and the sole shareholder of both companies, and the entry by LG&E and KU into the operative merger transactional agreements.

The proposed merger structure contemplates LG&E as the successor legal entity which would, by operation of law, retain and assume, respectively, all the assets, properties and rights, and liabilities, duties and obligations of LG&E and KU. The targeted effective date is January 1, 2027.

PPL, LG&E and KU cannot predict the outcome of this matter.

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

As a result of environmental requirements and aging infrastructure, LG&E has sought and obtained approval to retire two older coal-fired units at the Mill Creek Plant. Mill Creek Unit 1, with 300 MW of capacity, was retired in 2024. Mill Creek Unit 2, with 297 MW of capacity, was approved to be retired in 2027, subject to certain conditions. On October 28, 2025, in LG&E and KU's 2025 CPCN proceeding, the KPSC declined to rule on a request to extend the operation of Mill Creek Unit 2. The KPSC indicated that a request for a new retirement approval proceeding may be required should LG&E elect to operate Mill Creek Unit 2 beyond its existing approved retirement date and seek to later retire the unit. See "Kentucky Activities - Rate Case Proceedings" in Note 6 to the Financial Statements for additional information.

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

(PPL)

Joint Venture Agreement with Blackstone Infrastructure

PPL and affiliates of Blackstone Infrastructure Advisors L.L.C. (Blackstone Infrastructure) have formed a joint venture, Invitium Energy, LLC (Invitium), to build, own and operate new electricity generation stations to power data centers in Pennsylvania under long-term energy supply services agreements to address underlying resource adequacy and affordability concerns in Pennsylvania and the territory served by PJM Interconnection, L.L.C. more broadly. PPL owns 51% of Invitium and Blackstone Infrastructure owns 49%. Invitium is actively engaged with hyperscalers, landowners, natural gas pipeline companies and turbine manufacturers, and has secured multiple land parcels and placed deposits on future turbine purchases to enable the build of new generation. Construction of new generation stations is contingent on the execution of commercial agreements with data center developers, including hyperscalers.

Hold Harmless Commitment

As a condition of its approval of the acquisition of RIE in May 2022, the Rhode Island Division of Public Utilities and Carriers (the Division) required PPL to hold harmless Rhode Island customers from the impact of future rate increases resulting from changes in Accumulated Deferred Income Taxes as a result of the acquisition (the Hold Harmless Commitment). See "Regulatory Matters - Rhode Island Activities - Hold Harmless Implementation Agreement" in Note 7 in PPL's 2025 Form 10-K for additional information on the filings and other matters related to the Hold Harmless Commitment that occurred in 2025.

On April 16, 2026, RIE filed a motion with the RIPUC to reopen the previous docket concerning the Hold Harmless Commitment along with an updated tariff advice which reflected a methodology consistent with the previously proposed miscellaneous bill credits and two potential, alternative methods of allocating the bill credits among customers. On April 17, 2026, the RIPUC approved the motion and consolidated the tariff advice docket with the pending base distribution rate proceeding. The RIPUC held hearings on the RIE proposal on July 8, 2026.

On August 21, 2026, the RIPUC addressed RIE's proposal with respect to its Hold Harmless Commitment. The RIPUC denied RIE's hold harmless proposal as submitted but authorized an alternative that increases the amount to be provided to customers to approximately $175 million, of which $163 million will be delivered to customers as bill credits and $12 million through a reduction to the gas cost recovery rate adjustment mechanism balance. The Division confirmed that the alternative proposal would fully satisfy RIE's obligation under the Hold Harmless Commitment, and RIE voluntarily accepted the RIPUC's alternative proposal on August 25, 2026. The RIPUC approved the implementing tariff on September 24, 2026. The bill credits will be issued to RIE electric and gas customers from October 2026 through September 2027. RIE will record a reduction of revenue as the bill credits are issued. The reduction of the gas cost recovery rate adjustment mechanism balance was recorded in the third quarter of 2026.

FY 2027 Gas ISR Plan

On March 27, 2026, the RIPUC approved a capital budget of $161 million. In addition, the RIPUC approved an operation and maintenance expense budget of $17 million for curb-to-curb paving. On March 31, 2026, the RIPUC approved RIE's compliance filing for rates effective April 1, 2026.

FY 2027 Electric ISR Plan

On March 27, 2026, the RIPUC approved a capital budget of $141 million (including $18 million for Advanced Metering Functionality). In addition, the RIPUC approved an operation and maintenance expense budget of $14 million, primarily for vegetation management. On March 31, 2026, the RIPUC approved RIE's compliance filing for rates effective April 1, 2026.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2026 with the same periods in 2025. The "Segment Earnings" discussion provides a review of results by reportable segment. These discussions include the non-GAAP financial measure "Earnings from Ongoing Operations" and provide an explanation of the non-GAAP financial measure and a reconciliation of the measure to the most comparable GAAP measure.

(PPL Electric, LG&E and KU)

A "Statement of Income Analysis" is presented separately for PPL Electric, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2026 with the same periods in 2025.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis and Segment Earnings

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2026	2025	$ Change	2026	2025	$ Change
Operating Revenues	$2,497	$2,239	$258	$7,382	$6,768	$614

Operating Expenses
Operation
Fuel	246	231	15	715	657	58
Energy purchases	486	422	64	1,592	1,369	223
Other operation and maintenance	617	586	31	1,768	1,798	(30)
Depreciation	366	331	35	1,079	977	102
Taxes, other than income	117	100	17	343	314	29
Total Operating Expenses	1,832	1,670	162	5,497	5,115	382
Operating Income	665	569	96	1,885	1,653	232
Other Income (Expense) - net	22	39	(17)	104	90	14
Interest Expense	234	210	24	690	599	91
Income Before Income Taxes	453	398	55	1,299	1,144	155
Income Taxes	86	80	6	250	229	21
Net Income	$367	$318	$49	$1,049	$915	$134

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
PPL Electric distribution price (a)	$61	$58
PPL Electric distribution volumes (b)	1	8
PPL Electric PLR (c)	51	209
PPL Electric transmission formula rate (d)	16	53
LG&E retail rates (e)	22	76
LG&E volumes	11	5
LG&E fuel and other energy purchases (f)	7	51
LG&E RAR	5	15
KU retail rates (e)	32	96
KU volumes	12	5
KU fuel and other energy purchases (g)	11	39
RIE distribution price (h)	9	(31)
RIE distribution volume	13	21
RIE retail transmission (i)	(5)	(4)
RIE retail energy (j)	7	(26)
RIE transmission formula rate (k)	4	(1)
RIE gas (l)	(2)	21
Other	3	19
Total	$258	$614

(a)The increases were primarily due to new base distribution rates approved by the PAPUC effective July 1, 2026, partially offset by reconcilable cost recovery mechanisms.
(b)The increase for the nine months ended September 30, 2026 was primarily due to weather.
(c)The increases were primarily due to higher energy prices, higher volumes due to usage and weather and an increase in PLR customers.
(d)The increases were primarily due to returns on additional transmission capital investments and return of depreciation expense.
(e)The increases were due to new base rates approved by the KPSC effective January 1, 2026.
(f)The increase for the nine months ended September 30, 2026 was primarily due to higher recoveries of fuel expenses and energy purchases.
(g)The increases were primarily due to higher recoveries of fuel expenses.

(h)The increase for the three months ended September 30, 2026 was primarily due to reconcilable cost recovery mechanisms approved by the RIPUC. The decrease for the nine months ended September 30, 2026 was primarily due to reconcilable cost recovery mechanisms approved by the RIPUC.
(i)The decrease for the three months ended September 30, 2026 was primarily due to lower prices and lower customer volumes. The decrease for the nine months ended September 30, 2026 was primarily due to lower prices, partially offset by higher customer volumes.
(j)The increase for the three months ended September 30, 2026 was primarily due to higher prices, partially offset by lower volumes. The decrease for the nine months ended September 30, 2026 was primarily due to lower customer volumes and lower prices.
(k)The increase for the three months ended September 30, 2026 was primarily due to an increase in returns on additional transmission capital investments, partially offset by billing timing true ups for the transmission rate. The decrease for the nine months ended September 30, 2026 was primarily due to the ISO-NE transmission rates ROE reduction, partially offset by an increase in returns on additional transmission capital investments. See Note 6 to the Financial Statements for additional information about the ISO-NE transmission rates ROE reduction.
(l)The increase for the nine months ended September 30, 2026 was primarily due to higher prices and higher sales for resale.

Fuel

Fuel increased $15 million for the three months ended September 30, 2026 compared with 2025, primarily due to a $9 million increase in commodity costs and a $7 million increase in volumes.

Fuel increased $58 million for the nine months ended September 30, 2026 compared with 2025, primarily due to an increase in commodity costs.

Energy Purchases

The increase (decrease) in energy purchases was due to:

	Three Months	Nine Months
PPL Electric PLR prices	$28	$140
PPL Electric PLR volumes	15	38
PPL Electric net metering	5	12
LG&E volumes	—	(9)
LG&E commodity costs	(2)	37
RIE commodity costs	2	(26)
RIE net metering	8	8
RIE renewable energy certificates	—	8
RIE volumes	1	17
Other	7	(2)
Total	$64	$223

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	Three Months	Nine Months
PPL Electric storm costs	$11	$18
PPL Electric bad debt expenses	9	10
PPL Electric power restoration costs	—	12
KU miscellaneous expenses (a)	12	13
KU generation expenses	6	16
RIE energy efficiency program expenses	3	(20)
RIE miscellaneous expenses (b)	7	9
RIE bad debt expenses	11	9
RIE storm expenses	(18)	(40)
RIE pension alignment	6	16
IT costs (c)	(5)	(31)
Transition costs associated with RIE	(18)	(52)
Other	7	10
Total	$31	$(30)

(a)The increase for the three months ended September 30, 2026 was primarily due to higher distribution supervision and engineering expenses, distribution software maintenance, DSM costs, and vegetation management expenses. The increase for the nine months ended September 30, 2026 was primarily due to higher DSM costs, distribution maintenance and supervision costs, and vegetation management expenses.
(b)The increases were primarily due to customer service related expenses.
(c)The decreases were primarily due to costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems.

Other Income (Expense) - net

The increase (decrease) in other income (expense) was due to:

	Three Months	Nine Months
Defined benefit plans - non-service credits (Note 9)	$(2)	$(5)
Interest income	(2)	9
AFUDC - equity component	8	24
Miscellaneous (a)	(21)	(14)
Total	$(17)	$14

(a)The decreases for the three and nine months ended September 30, 2026 were primarily due to a RIE transition services agreement settlement.

Depreciation

Depreciation increased $35 million for the three months ended September 30, 2026 compared with 2025, primarily due to an increase in PP&E additions, net of retirements.

Depreciation increased $102 million for the nine months ended September 30, 2026 compared with 2025, primarily due to a $77 million increase in PP&E additions, net of retirements, a $10 million increase due to higher depreciation rates effective March 1, 2026 at LG&E and a $14 million increase due to higher depreciation rates effective March 1, 2026 at KU.

Taxes, Other Than Income

Taxes, other than income increased $17 million for the three months ended September 30, 2026 compared with 2025, primarily due to a $10 million increase in property taxes and a $5 million increase in gross receipts tax.

Taxes, other than income increased $29 million for the nine months ended September 30, 2026 compared with 2025, primarily due to a $15 million increase in property taxes and a $15 million increase in gross receipts tax.

Interest Expense

The increase (decrease) in interest expense was due to:

	Three Months	Nine Months
Long-term debt (a)	$35	$113
Short-term debt	(7)	(14)
Other	(4)	(8)
Total	$24	$91

(a)The increases were primarily due to increased borrowings.

Segment Earnings

PPL's Net Income (Loss) by reportable segment for the periods ended September 30 were as follows:

	Three Months			Nine Months
	2026	2025	$ Change	2026	2025	$ Change
Kentucky Regulated	$224	$185	$39	$625	$534	$91
Pennsylvania Regulated	191	159	32	507	482	25
Rhode Island Regulated	2	27	(25)	48	80	(32)
Corporate and Other (a)	(50)	(53)	3	(131)	(181)	50
Net Income (Loss)	$367	$318	$49	$1,049	$915	$134

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
• Acquisition and divestiture-related adjustments.
• Other charges or credits that are, in management's view, non-recurring or otherwise not reflective of the company's ongoing operations.

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended September 30 were as follows:

	Three Months			Nine Months
	2026	2025	$ Change	2026	2025	$ Change
Kentucky Regulated	$224	$191	$33	$611	$548	$63
Pennsylvania Regulated	194	160	34	515	485	30
Rhode Island Regulated	40	38	2	132	118	14
Corporate and Other	(47)	(34)	(13)	(122)	(112)	(10)
Earnings from Ongoing Operations	$411	$355	$56	$1,136	$1,039	$97

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

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results:

	Three Months			Nine Months
	2026	2025	$ Change	2026	2025	$ Change
Operating Revenues	$1,048	$944	$104	$3,144	$2,841	$303
Fuel	246	231	15	715	657	58
Energy purchases	21	23	(2)	173	149	24
Other operation and maintenance	215	201	14	622	601	21
Depreciation	201	180	21	595	535	60
Taxes, other than income	29	26	3	84	77	7
Total Operating Expenses	712	661	51	2,189	2,019	170
Other Income (Expense) - net	17	17	—	41	35	6
Interest Expense	72	68	4	215	191	24
Income Taxes	57	47	10	156	132	24
Net Income	224	185	39	625	534	91
Less: Special Items	—	(6)	6	14	(14)	28
Earnings from Ongoing Operations	$224	$191	$33	$611	$548	$63

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30:

	Income Statement Line Item	Three Months		Nine Months
		2026	2025	2026	2025
IT transformation, net of tax of $2, ($5), $4 (a)	Other operation and maintenance	$—	$(5)	$15	$(11)
Office relocation and related costs, net of tax of $1, $1 (b)	Other operation and maintenance	—	(1)	—	(3)
Safety transformation, net of tax of $0 (c)	Other operation and maintenance	—	—	(1)	—
Total Special Items		$—	$(6)	$14	$(14)

(a)Nine months ended September 30, 2026 is primarily related to the reclassification of 2025 costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems to a regulatory asset. See Note 6 to the Financial Statements for additional information.
(b)Certain costs related to the relocation of corporate offices.
(c)Costs associated with an enterprise-wide safety transformation program.

The changes in the components of the Kentucky Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special:

	Three Months	Nine Months
Operating Revenues	$104	$303
Fuel	(15)	(58)
Energy purchases	2	(24)
Other operation and maintenance	(22)	(59)
Depreciation	(21)	(60)
Taxes, other than income	(3)	(7)
Other Income (Expense) - net	—	6
Interest Expense	(4)	(24)
Income Taxes	(8)	(14)
Earnings from Ongoing Operations	33	63
Special Items, after-tax	6	28
Net Income	$39	$91

•Higher operating revenues for the three month period primarily due to a $54 million increase in retail rates due to new base rates approved by the KPSC effective January 1, 2026, a $23 million increase in volumes, an $18 million increase in recoveries of fuel and other energy purchases and a $5 million increase in RAR recoveries.

•Higher operating revenues for the nine month period primarily due to a $172 million increase in retail rates due to new base rates approved by the KPSC effective January 1, 2026, a $90 million increase in recoveries of fuel and other energy purchases, a $15 million increase in RAR recoveries and a $10 million increase in volumes.

•Higher fuel expense for the three month period primarily due to a $9 million increase in commodity costs and a $7 million increase in volumes.

•Higher fuel expense for the nine month period primarily due to an increase in commodity costs.

•Higher energy purchases for the nine month period primarily due to a $38 million increase in commodity costs, partially offset by a $9 million decrease in volumes due to weather.

•Higher other operation and maintenance expense for the three month period primarily due to a $9 million increase in generation expenses, a $3 million increase in DSM costs, a $3 million increase in storm amortization expenses and a $7 million increase in other items that were not individually significant.

•Higher other operation and maintenance expense for the nine month period primarily due to a $28 million increase in generation expenses, a $7 million increase in storm amortization expenses, a $7 million increase in DSM costs, a $5 million increase in vegetation management expenses and a $12 million increase in other items that were not individually significant.

•Higher depreciation for the three month period primarily due to a $14 million increase in additions to PP&E, net of retirements and a $10 million increase in depreciation rates effective March 1, 2026.

•Higher depreciation for the nine month period primarily due to a $36 million increase in additions to PP&E, net of retirements and a $24 million increase in depreciation rates effective March 1, 2026.

•Higher interest expense for the nine month period primarily due to a $19 million increase in interest rates on long-term debt and a $16 million increase in long-term debt borrowings, partially offset by a $6 million decrease in short-term debt borrowings and a $6 million decrease in interest rates on AFUDC debt.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results:

	Three Months			Nine Months
	2026	2025	$ Change	2026	2025	$ Change
Operating Revenues	$918	$786	$132	$2,633	$2,298	$335
Energy purchases	274	224	50	818	622	196
Other operation and maintenance	188	160	28	536	481	55
Depreciation	112	105	7	330	307	23
Taxes, other than income	42	38	4	126	111	15
Total Operating Expenses	616	527	89	1,810	1,521	289
Other Income (Expense) - net	13	14	(1)	39	36	3
Interest Income from Affiliate	5	2	3	7	4	3
Interest Expense	73	67	6	213	189	24
Income Taxes	56	49	7	149	146	3
Net Income	191	159	32	507	482	25
Less: Special Items	(3)	(1)	(2)	(8)	(3)	(5)
Earnings from Ongoing Operations	$194	$160	$34	$515	$485	$30

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30:

	Income Statement Line Item	Three Months		Nine Months
		2026	2025	2026	2025
IT transformation, net of tax of $1, $0, $3, $0 (a)	Other operation and maintenance	$(2)	$(1)	$(7)	$(1)
Office relocation and related costs, net of tax of $1 (b)	Other operation and maintenance	—	—	—	(2)
Safety transformation, net of tax of $0, $0 (c)	Other operation and maintenance	(1)	—	(1)	—
Total Special Items		$(3)	$(1)	$(8)	$(3)

(a)Costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems.
(b)Certain costs related to the relocation of corporate offices.
(c)Costs associated with an enterprise-wide safety transformation program.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special:

	Three Months	Nine Months
Operating Revenues	$132	$335
Energy purchases	(50)	(196)
Other operation and maintenance	(26)	(49)
Depreciation	(7)	(23)
Taxes, other than income	(4)	(15)
Other Income (Expense) - net	(1)	3
Interest Income from Affiliate	3	3
Interest Expense	(6)	(24)
Income Taxes	(7)	(4)
Earnings from Ongoing Operations	34	30
Special Items, after-tax	(2)	(5)
Net Income	$32	$25

•Higher operating revenues for the three month period primarily due to a $61 million increase in distribution pricing, a $51 million increase in PLR and a $16 million increase in transmission formula rate revenue.

•Higher operating revenues for the nine month period primarily due to a $209 million increase in PLR, a $58 million increase in distribution pricing, a $53 million increase in transmission formula rate revenue and an $8 million increase in distribution volumes.

•Higher energy purchases for the three month period primarily due to a $28 million increase in PLR prices, a $15 million increase in PLR volumes and a $5 million increase in net metering.

•Higher energy purchases for the nine month period primarily due to a $140 million increase in PLR prices, a $38 million increase in PLR volumes and a $12 million increase in net metering.

•Higher other operation and maintenance expense for the three month period primarily due to an $11 million increase in storm costs and a $9 million increase in bad debt expenses.

•Higher other operation and maintenance expense for the nine month period primarily due to an $18 million increase in storm costs, a $12 million increase in power restoration costs and a $10 million increase in bad debt expenses.

•Higher depreciation for the three and nine month periods primarily due to an increase in PP&E additions, net of retirements.

•Higher interest expense for the three and nine month periods primarily due to an increase in long-term debt borrowings.

Rhode Island Regulated Segment

The Rhode Island Regulated segment includes the regulated electricity transmission and distribution and natural gas distribution operations of RIE.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results:

	Three Months			Nine Months
	2026	2025	$ Change	2026	2025	$ Change
Operating Revenues	$530	$509	$21	$1,605	$1,629	$(24)
Energy purchases	191	173	18	602	598	4
Other operation and maintenance	209	196	13	594	610	(16)
Depreciation	51	45	6	148	131	17
Taxes, other than income	46	38	8	132	127	5
Total Operating Expenses	497	452	45	1,476	1,466	10
Other Income (Expense) - net	(10)	2	(12)	8	5	3
Interest Income from Affiliate	5	—	5	5	3	2
Interest Expense	29	28	1	85	78	7
Interest Expense with Affiliate	—	—	—	7	—	7
Income Taxes	(3)	4	(7)	2	13	(11)
Net Income	2	27	(25)	48	80	(32)
Less: Special Items	(38)	(11)	(27)	(84)	(38)	(46)
Earnings from Ongoing Operations	$40	$38	$2	$132	$118	$14

The following after-tax gains (losses), which management considers special items, impacted the Rhode Island Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30:

	Income Statement Line Item	Three Months		Nine Months
		2026	2025	2026	2025
ISO-NE transmission rates ROE reduction, net of tax of $4 (a)	Operating Revenues	$—	$—	$(16)	$—
Meter system integration impacts, net of tax of $2 (b)	Operating Revenues	—	—	(9)	—
Post TSA adjustments, net of tax of $4 (c)	Operating Revenues	—	—	—	(14)
Hold harmless commitment, net of tax of $2, $2 (d)	Operating Revenues	(10)	—	(10)	—
Customer system integration impacts, net of tax of $1, $2, $5, $2 (e)	Other operation and maintenance	(5)	(9)	(18)	(9)
IT transformation, net of tax of $0, $0, $1, $1 (f)	Other operation and maintenance	(1)	(1)	(5)	(5)
Post TSA adjustments, net of tax of $1 (c)	Other operation and maintenance	—	—	—	(3)
Safety transformation, net of tax of $0, $0 (g)	Other operation and maintenance	(1)	—	(1)	—
Acquisition integration, net of tax of $4, $0, $4, ($2) (h)	Other Income (Expense) - net	(17)	(1)	(17)	6
Energy efficiency programs settlement, net of tax of $2 (i)	Other Income (Expense) - net	—	—	—	(6)
Post TSA adjustments, net of tax of $2 (c)	Other Income (Expense) - net	—	—	—	(6)
Rate case disallowances, net of tax of $1, $1 (j)	Other Income (Expense) - net	(4)	—	(4)	—
ISO-NE transmission rates ROE reduction, net of tax of $1 (a)	Interest Expense	—	—	(4)	—
Post TSA adjustments, net of tax of $0 (c)	Interest Expense	—	—	—	(1)
Total Special Items		$(38)	$(11)	$(84)	$(38)

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
(d)See Note 6 to the Financial Statements for additional information.
(e)Certain collection process costs incurred due to the timing and implementation of the customer system integration.
(f)Costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems.
(g)Costs associated with an enterprise-wide safety transformation program.
(h)Primarily includes a transition services agreement settlement.
(i)Costs associated with a settlement agreement regarding energy efficiency programs prior to PPL's acquisition of RIE.
(j)Certain costs disallowed by the RIPUC related to the 2025 Rhode Island rate case proceedings.

The changes in the components of the Rhode Island Regulated segment's results between these periods are due to the factors set forth below, which exclude the items that management considers special:

	Three Months	Nine Months
Operating Revenues	$35	$1
Energy purchases	(18)	(4)
Other operation and maintenance	(15)	25
Depreciation	(6)	(17)
Taxes, other than income	(8)	(5)
Other Income (Expense) - net	11	22
Interest Income from Affiliate	5	2
Interest Expense	(2)	(3)
Interest Expense with Affiliate	—	(7)
Income Taxes	—	—
Earnings from Ongoing Operations	2	14
Special Items, after-tax	(27)	(46)
Net Income	$(25)	$(32)

•Higher operating revenues for the three month period primarily due to a $13 million increase in distribution volumes, a $10 million increase in gas prices, a $9 million increase in distribution prices, a $7 million increase in retail energy and a $4 million increase in transmission formula rate revenue, partially offset by a $5 million decrease in retail transmission and a $3 million decrease in other items that individually are not significant.

•Higher operating revenues for the nine month period primarily due to a $25 million increase in gas prices and sales for resale, a $21 million increase in distribution volumes and an $11 million increase in transmission formula rate revenue, partially offset by a $31 million decrease in distribution prices, a $15 million decrease in retail energy, a $4 million decrease in retail transmission and a $6 million decrease in other items that individually are not significant.

•Higher energy purchases for the three month period primarily due to an $8 million increase in net metering, a $2 million increase in commodity costs and a $7 million increase in other items that are not individually significant.

•Higher energy purchases for the nine month period primarily due to a $17 million increase in volumes, an $8 million increase in net metering and an $8 million increase in renewable energy certificate purchases, partially offset by a $26 million decrease in commodity costs and a $3 million decrease in other items that are not individually significant.

•Higher other operation and maintenance expense for the three month period primarily due to an $11 million increase in bad debt expenses, a $7 million increase in miscellaneous expenses, a $6 million increase due to a reclassification of the pension adjustment mechanism to align with PPL's accounting for other revenue related recovery items, a $3 million increase in energy efficiency expenses, a $3 million increase in distribution costs and a $3 million increase in vegetation management expenses, partially offset by an $18 million decrease in storm recovery funds.

•Lower other operation and maintenance expense for the nine month period primarily due to a $40 million decrease in storm recovery funds and a $20 million decrease in energy efficiency expenses, partially offset by a $16 million increase due to a reclassification of the pension adjustment mechanism to align with PPL's accounting for other revenue related recovery items, a $9 million increase in bad debt expenses and a $9 million increase in miscellaneous expenses.

•Higher depreciation for the three and nine month periods primarily due to an increase in PP&E additions, net of retirements.

•Higher taxes other than income for the three and nine month periods primarily due to an increase in property taxes.

•Higher other income (expense) for the three month period primarily due to a $7 million increase related to a litigation settlement and a $4 million increase due to a reclassification of the pension adjustment mechanism to align with PPL's accounting for other revenue related recovery items.

•Higher other income (expense) for the nine month period primarily due to a $12 million increase due to a reclassification of the pension adjustment mechanism to align with PPL's accounting for other revenue related recovery items, a $7 million increase related to a litigation settlement and a $5 million increase in other items that are not individually significant.

•Higher interest income from affiliate for the three month period primarily due to an increase in affiliate borrowings.

•Higher interest expense for the three and nine month periods primarily due to an increase in borrowings.

•Higher interest expense with affiliate for the nine month period primarily due to an increase in borrowings with affiliates.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended September 30:

	2026 Three Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$224	$191	$2	$(50)	$367
Less: Special Items (expense) benefit:
Acquisition integration, net of tax of $5 (a)	—	—	(17)	—	(17)
IT transformation, net of tax of $1, $0, $1 (b)	—	(2)	(1)	(3)	(6)
Customer system integration impacts, net of tax of $2 (c)	—	—	(5)	—	(5)
Safety transformation, net of tax of $0, $0 (d)	—	(1)	(1)	—	(2)
Hold harmless commitment, net of tax of $2 (e)	—	—	(10)	—	(10)
Rate case disallowances, net of tax of $1 (f)	—	—	(4)	—	(4)
Total Special Items	—	(3)	(38)	(3)	(44)
Earnings from Ongoing Operations	$224	$194	$40	$(47)	$411

(a)Primarily includes a transition services agreement settlement.
(b)Costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems.
(c)Certain collection process costs incurred due to the timing and implementation of the customer system integration.
(d)Costs associated with an enterprise-wide safety transformation program.
(e)See Note 6 to the Financial Statements for additional information.
(f)Certain costs disallowed by the RIPUC related to the 2025 Rhode Island rate case proceedings.

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
(c)Certain costs related to the relocation of corporate offices.
(d)Certain collection process costs incurred due to the timing and implementation of the customer system integration.

	2026 Nine Months
	KY Regulated	PA Regulated	RI Regulated	Corporate and Other	Total
Net Income (Loss)	$625	$507	$48	$(131)	$1,049
Less: Special Items (expense) benefit:
Acquisition integration, net of tax of $5 (a)	—	—	(17)	—	(17)
IT transformation, net of tax of ($5), $3, $1, $2 (b)	15	(7)	(5)	(9)	(6)
Customer system integration impacts, net of tax of $5 (c)	—	—	(18)	—	(18)
ISO-NE transmission rates ROE reduction, net of tax of $5 (d)	—	—	(20)	—	(20)
Meter system integration impacts, net of tax of $2 (e)	—	—	(9)	—	(9)
Safety transformation, net of tax of $0, $0, $0 (f)	(1)	(1)	(1)	—	(3)
Hold harmless commitment, net of tax of $2 (g)	—	—	(10)	—	(10)
Rate case disallowances, net of tax of $1 (h)	—	—	(4)	—	(4)
Total Special Items	14	(8)	(84)	(9)	(87)
Earnings from Ongoing Operations	$611	$515	$132	$(122)	$1,136

(a)Primarily includes a transition services agreement settlement.
(b)Costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems. Kentucky Regulated contains the reclassification of 2025 costs associated with PPL's restructuring and rebuilding of its IT infrastructure, organization and systems to a regulatory asset. See Note 6 to the Financial Statements for additional information.
(c)Certain collection process costs incurred due to the timing and implementation of the customer system integration.
(d)Prior period impact of an ISO-NE transmission rate reduction. See Note 6 to the Financial Statements for additional information.
(e)Prior period impact of a meter data system integration post transition services agreement.
(f)Costs associated with an enterprise-wide safety transformation program.
(g)See Note 6 to the Financial Statements for additional information.
(h)Certain costs disallowed by the RIPUC related to the 2025 Rhode Island rate case proceedings.

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
(g)Certain collection process costs incurred due to the timing and implementation of the customer system integration.

PPL Electric: Statement of Income Analysis

Net income for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2026	2025	$ Change	2026	2025	$ Change
Operating Revenues	$918	$786	$132	$2,633	$2,298	$335
Operating Expenses
Operation
Energy purchases	274	224	50	818	622	196
Other operation and maintenance	188	160	28	536	481	55
Depreciation	112	105	7	330	307	23
Taxes, other than income	42	38	4	126	111	15
Total Operating Expenses	616	527	89	1,810	1,521	289
Operating Income	302	259	43	823	777	46
Other Income (Expense) - net	13	14	(1)	39	36	3
Interest Income from Affiliate	5	2	3	7	4	3
Interest Expense	73	67	6	213	189	24
Income Before Income Taxes	247	208	39	656	628	28
Income Taxes	56	49	7	149	146	3
Net Income	$191	$159	$32	$507	$482	$25

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
Distribution price (a)	$61	$58
Distribution volume (b)	1	8
PLR (c)	51	209
Transmission formula rate (d)	16	53
Other	3	7
Total	$132	$335

(a)The increases were primarily due to new base distribution rates approved by the PAPUC effective July 1, 2026, partially offset by reconcilable cost recovery mechanisms.
(b)The increase for the nine months ended September 30, 2026 was primarily due to weather.
(c)The increases were primarily due to higher energy prices, higher volumes due to usage and weather and an increase in PLR customers.
(d)The increases were primarily due to returns on additional transmission capital investments and return of depreciation expense.

Energy Purchases

Energy purchases increased $50 million for the three months ended September 30, 2026 compared with 2025, primarily due to a $28 million increase in PLR prices, a $15 million increase in PLR volumes and a $5 million increase in net metering.

Energy purchases increased $196 million for the nine months ended September 30, 2026 compared with 2025, primarily due to a $140 million increase in PLR prices, a $38 million increase in PLR volumes and a $12 million increase in net metering.

Other Operation and Maintenance

Other operation and maintenance increased $28 million for the three months ended September 30, 2026 compared with 2025, primarily due to an $11 million increase in storm costs and a $9 million increase in bad debt expenses.

Other operation and maintenance increased $55 million for the nine months ended September 30, 2026 compared with 2025, primarily due to an $18 million increase in storm costs, a $12 million increase in power restoration costs and a $10 million increase in bad debt expenses.

Depreciation

Depreciation increased $7 million and $23 million for the three and nine months ended September 30, 2026 compared with 2025, primarily due to an increase in PP&E additions, net of retirements.

Interest Expense

Interest expense increased $24 million for the nine months ended September 30, 2026 compared with 2025, primarily due to an increase in long-term debt borrowings.

LG&E: Statement of Income Analysis
Net income for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2026	2025	$ Change	2026	2025	$ Change
Operating Revenues
Retail and wholesale	$466	$420	$46	$1,450	$1,293	$157
Electric revenue from affiliate	4	7	(3)	15	17	(2)
Total Operating Revenues	470	427	43	1,465	1,310	155
Operating Expenses
Operation
Fuel	96	97	(1)	263	254	9
Energy purchases	16	17	(1)	155	128	27
Energy purchases from affiliate	8	6	2	26	18	8
Other operation and maintenance	92	91	1	272	271	1
Depreciation	87	77	10	257	228	29
Taxes, other than income	15	13	2	43	39	4
Total Operating Expenses	314	301	13	1,016	938	78
Operating Income	156	126	30	449	372	77
Other Income (Expense) - net	7	8	(1)	19	16	3
Interest Expense	33	30	3	97	83	14
Income Before Income Taxes	130	104	26	371	305	66
Income Taxes	26	21	5	75	61	14
Net Income	$104	$83	$21	$296	$244	$52
Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
Retail rates (a)	$22	$76
Fuel and other energy purchases (b)	4	53
Volumes (c)	11	5
RAR	5	15
Other	1	6
Total	$43	$155
(a)The increases were due to new base rates approved by the KPSC effective January 1, 2026.
(b)The increase for the nine months ended September 30, 2026 was primarily due to higher recoveries of fuel expenses, energy purchases and energy purchases from affiliate.
(c)The increase for the three months ended September 30, 2026 was due to increased sales volumes.

Fuel

Fuel expense increased $9 million for the nine months ended September 30, 2026 compared with 2025, primarily due to a $21 million increase in commodity costs, partially offset by a $9 million decrease in volumes.

Energy Purchases

Energy purchases increased $27 million for the nine months ended September 30, 2026 compared with 2025, primarily due to a $37 million increase in commodity costs, partially offset by a $9 million decrease in volumes.

Depreciation

Depreciation increased $10 million for the three months ended September 30, 2026 compared with 2025, primarily due to a $6 million increase from PP&E additions, net of retirements and a $4 million increase due to higher depreciation rates effective March 1, 2026.

Depreciation increased $29 million for the nine months ended September 30, 2026 compared with 2025, primarily due to a $16 million increase from PP&E additions, net of retirements and a $10 million increase due to higher depreciation rates effective March 1, 2026.

KU: Statement of Income Analysis

Net income for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2026	2025	$ Change	2026	2025	$ Change
Operating Revenues
Retail and wholesale	$582	$524	$58	$1,694	$1,548	$146
Electric revenue from affiliate	8	6	2	26	18	8
Total Operating Revenues	590	530	60	1,720	1,566	154
Operating Expenses
Operation
Fuel	151	135	16	452	404	48
Energy purchases	5	6	(1)	18	20	(2)
Energy purchases from affiliate	4	7	(3)	15	17	(2)
Other operation and maintenance	118	101	17	327	303	24
Depreciation	114	102	12	338	305	33
Taxes, other than income	14	13	1	41	38	3
Total Operating Expenses	406	364	42	1,191	1,087	104
Operating Income	184	166	18	529	479	50
Other Income (Expense) - net	10	9	1	23	19	4
Interest Expense	41	38	3	121	108	13
Income Before Income Taxes	153	137	16	431	390	41
Income Taxes	31	28	3	86	78	8
Net Income	$122	$109	$13	$345	$312	$33

Operating Revenues

The increase (decrease) in operating revenues was due to:

	Three Months	Nine Months
Retail rates (a)	$32	$96
Fuel and other energy purchases (b)	13	47
Volumes (c)	12	5
Other	3	6
Total	$60	$154

(a)The increases were due to new base rates approved by the KPSC effective January 1, 2026.
(b)The increases were primarily due to higher recoveries of fuel expenses.
(c)The increase for the three months ended September 30, 2026 was due to increased sales volumes.

Fuel

Fuel expense increased $16 million for the three months ended September 30, 2026 compared with 2025, primarily due to an $8 million increase in commodity costs and an $8 million increase in volumes.

Fuel expense increased $48 million for the nine months ended September 30, 2026 compared with 2025, primarily due to an increase in commodity costs.

Other Operation and Maintenance

Other operation and maintenance increased $17 million for the three months ended September 30, 2026 compared with 2025, primarily due to a $6 million increase in generation expenses, a $4 million increase in distribution expenses and a $7 million increase in other items that were not individually significant.

Other operation and maintenance increased $24 million for the nine months ended September 30, 2026 compared with 2025, primarily due to an increase in generation expenses.

Depreciation

Depreciation increased $12 million for the three months ended September 30, 2026 compared with 2025, primarily due to an $8 million increase from PP&E additions, net of retirements and a $6 million increase due to higher depreciation rates effective March 1, 2026.

Depreciation increased $33 million for the nine months ended September 30, 2026 compared with 2025, primarily due to a $20 million increase from PP&E additions, net of retirements and a $14 million increase due to higher depreciation rates effective March 1, 2026.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information for each of the Registrants as applicable.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL	PPL Electric	LG&E	KU
September 30, 2026
Cash and cash equivalents	$393	$9	$13	$23
Short-term debt	679	—	220	319
Long-term debt due within one year	358	108	190	60
Notes payable to affiliates	—	—	2	—

December 31, 2025
Cash and cash equivalents	$1,071	$30	$162	$10
Short-term debt	456	—	—	—
Long-term debt due within one year	904	—	90	164
Notes payable to affiliates	—	—	—	36

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the nine month periods ended September 30, and the changes between periods, were as follows:

	PPL	PPL Electric	LG&E	KU
2026
Operating activities	$2,056	$663	$449	$582
Investing activities	(3,616)	(1,298)	(713)	(793)
Financing activities	870	614	109	218
2025
Operating activities	$2,081	$719	$538	$647
Investing activities	(2,860)	(1,362)	(561)	(681)
Financing activities	1,559	632	522	354
Change - Cash Provided (Used)
Operating activities	$(25)	$(56)	$(89)	$(65)
Investing activities	(756)	64	(152)	(112)
Financing activities	(689)	(18)	(413)	(136)

Operating Activities

The components of the change in cash provided by (used in) operating activities for the nine months ended September 30, 2026 compared with 2025 were as follows:

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Net income	$134	$25	$52	$33
Non-cash components	124	44	2	4
Working capital	(187)	(104)	(139)	(97)
Other operating activities	(96)	(21)	(4)	(5)
Total	$(25)	$(56)	$(89)	$(65)

A majority of the Registrants' operating cash flows are provided by their electric and natural gas utilities, which are significantly influenced by factors such as weather, regulatory mechanisms, economic conditions, changes in working capital and operating costs.

(PPL)

PPL's cash provided by operating activities in 2026 decreased $25 million compared with 2025.
•Net income increased $134 million between the periods and included an increase in non-cash components of $124 million. The increase in non-cash components was primarily due to an increase in depreciation.

•The $187 million decrease in cash from changes in working capital was primarily due to a decrease in current regulatory liabilities and taxes payable and an increase in fuel, materials and supplies, partially offset by a decrease in accounts receivable and unbilled revenues.

•The $96 million decrease in cash from other operating activities was primarily due to an increase in noncurrent regulatory assets and a decrease in noncurrent regulatory liabilities.

(PPL Electric)

PPL Electric's cash provided by operating activities in 2026 decreased $56 million compared with 2025.
•Net income increased $25 million between the periods and included an increase in non-cash components of $44 million. The increase in non-cash components was primarily due to an increase in depreciation and a decrease in defined benefit plans income.

•The $104 million decrease in cash from changes in working capital was primarily due to a decrease in accounts payable, taxes payable and current regulatory liabilities and an increase in current regulatory assets, partially offset by a decrease in unbilled revenues.

•The $21 million decrease in cash provided by other operating activities was driven primarily by an increase in noncurrent regulatory assets.

(LG&E)

LG&E's cash provided by operating activities in 2026 decreased $89 million compared with 2025.
•Net income increased $52 million between the periods.

•The $139 million decrease in cash from changes in working capital was primarily due to an increase in accounts receivable and fuel, materials and supplies and a decrease in accounts payable, taxes payable and accrued interest.

(KU)

KU's cash provided by operating activities in 2026 decreased $65 million compared with 2025.
•Net income increased $33 million between the periods.

•The $97 million decrease in cash from changes in working capital was primarily due to a decrease in taxes payable and accounts payable to affiliates and an increase in accounts receivable.

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities for the nine months ended September 30, 2026 compared with 2025 were as follows:

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Expenditures for PP&E	$(662)	$(214)	$(188)	$(119)
Notes receivable from affiliates	—	261	36	—
Other investing activities	(94)	17	—	7
Total	$(756)	$64	$(152)	$(112)

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

For PPL Electric, the change in "Notes receivable from affiliates" is due to a decrease in lending to affiliates and additional payments received from affiliates. For LG&E, the change is due to additional payments received from an affiliate. See Note 11 to the Financial Statements for further discussion of intercompany borrowings.

Financing Activities

(All Registrants)

PPL regularly analyzes and evaluates its capital structure and may explore potential transactions, including debt or equity purchases and/or exchanges from time to time through redemptions, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions.

The components of the change in cash provided by (used in) financing activities for the nine months ended September 30, 2026 compared with 2025 were as follows:

	PPL	PPL Electric	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$(567)	$—	$(750)	$(718)
Dividends	(37)	(9)	(21)	(23)
Capital contributions/distributions, net	—	(9)	60	101
Change in short-term debt, net	(69)	—	245	459
Net increase (decrease) in notes payable with affiliate	—	—	45	37
Other financing activities	(16)	—	8	8
Total	$(689)	$(18)	$(413)	$(136)

See Note 7 to the Financial Statements in this Form 10-Q for information on 2026 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 8 to the Financial Statements in the Registrants' 2025 Form 10-K for information on 2025 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At September 30, 2026, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued (a)	Unused Capacity
PPL Capital Funding Credit Facilities (b)	$1,600	$—	$140	$1,460
PPL Electric Credit Facility	750	—	23	727
LG&E Credit Facility	600	—	220	380
KU Credit Facility	600	—	320	280
Total Credit Facilities (c)	$3,550	$—	$703	$2,847

(a)Commercial paper issued reflects the undiscounted face value of the issuance.
(b)Includes a $1.5 billion syndicated credit facility with a $250 million borrowing sublimit for RIE and a $1.25 billion sublimit for PPL Capital Funding. RIE's borrowing sublimit is adjustable, at the borrowers' option, from $0 to $600 million, with the remaining balance of the $1.5 billion available under the facility allocated to PPL Capital Funding. At September 30, 2026, PPL Capital Funding had $140 million of commercial paper outstanding and RIE had no commercial paper outstanding. RIE's obligations under the facility are not guaranteed by PPL.
(c)The commitments under the credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 8%, PPL Electric - 7%, LG&E - 7% and KU - 7%.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LG&E and KU)

	Committed Capacity	Borrowed	Commercial Paper Issued	Unused Capacity
LG&E Money Pool (a)	$1,200	$2	$220	$978
KU Money Pool (a)	1,200	—	320	880

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

Commercial Paper (All Registrants)

The Registrants, and PPL Capital Funding and RIE, maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facility, with PPL Capital Funding and RIE's issuances supported by PPL Capital Funding's syndicated credit facility. The following commercial paper programs were in place at September 30, 2026:

	Capacity	Commercial Paper Issuances (a)	Unused Capacity
PPL Capital Funding (b)	$1,600	$140	$1,460
RIE (b)	400	—	400
PPL Electric	750	—	750
LG&E	600	220	380
KU	600	320	280
Total PPL	$3,950	$680	$3,270

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

Forecasted Uses of Cash

(All Registrants)

Capital Expenditures

The table below shows the Registrants' current capital expenditure projections for the years 2026 through 2028. Expenditures for the regulated utilities are expected to be recovered through rates, pending regulatory approval.

		Projected
	Total	2026 (a)	2027	2028
PPL
Generating facilities	$5,025	$1,000	$1,950	$2,075
Electric distribution facilities	5,475	1,850	1,900	1,725
Gas distribution facilities	1,200	375	400	425
Transmission facilities	5,900	1,675	1,900	2,325
Other	625	300	200	125
Total Capital Expenditures	$18,225	$5,200	$6,350	$6,675

PPL Electric
Electric distribution facilities	$3,025	$1,100	$1,025	$900
Transmission facilities	3,375	1,050	1,075	1,250
Total Capital Expenditures	$6,400	$2,150	$2,100	$2,150

		Projected
	Total	2026 (a)	2027	2028
LG&E
Generating facilities	$3,000	$550	$1,150	$1,300
Electric distribution facilities	700	200	275	225
Gas distribution facilities	450	125	150	175
Transmission facilities	575	125	225	225
Other	300	150	100	50
Total Capital Expenditures	$5,025	$1,150	$1,900	$1,975

KU
Generating facilities	$2,025	$450	$800	$775
Electric distribution facilities	975	275	350	350
Transmission facilities	1,325	300	450	575
Other	325	150	100	75
Total Capital Expenditures	$4,650	$1,175	$1,700	$1,775

(a)The 2026 total excludes amounts included in accounts payable as of September 30, 2026.

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions. The amounts in the table provided above have been updated from the amounts provided in PPL's 2025 Form 10-K to reflect PPL's preparation of its 2027 business and capital plans.

Long-term Debt and Equity Security Activities

(All Registrants)

See Note 7 to the Financial Statements for information regarding the Registrants' long-term debt and equity security activities.

Common Stock Dividends

In August 2026, PPL declared a quarterly common stock dividend, payable October 1, 2026, of 28.50 cents per share. Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

The rating agencies have taken the following actions related to the Registrants and their subsidiaries:

(PPL)

In May 2026, Moody's revised its outlook to negative for PPL, PPL Capital Funding and RIE.

Ratings Triggers

(PPL, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, and interest rate instruments, contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for derivative contracts in a net liability position at September 30, 2026.

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

The following interest rate hedges were outstanding at September 30, 2026:

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL and LG&E
Economic hedges
Interest rate derivatives (c)	$64	$(1)	$(1)	2033

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at September 30, 2026 is shown below:

10% Adverse Movement in Rates on Fair Value of Debt
PPL	$792
PPL Electric	315
LG&E	133
KU	175

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

Air

NAAQS

The Clean Air Act has a significant impact on the operation of fossil fuel generation plants. The Clean Air Act requires the EPA periodically to establish and review NAAQS for six pollutants including ozone (contributed to by nitrogen oxide emissions) and particulate matter, which are particularly relevant for fossil fuel generation plants. On February 2, 2024, the D.C. Circuit Court granted the EPA's motion for voluntary remand, without vacatur, of the ozone rule, which was under legal challenge. The EPA will complete a new review to incorporate new studies and updated analyses to determine the adequacy of the existing ozone standard. On March 6, 2024, the EPA finalized revisions to the particulate matter standard that lowers the primary standard for fine particulates. Several states and trade groups challenged the EPA's finalized revisions to the particulate matter standard in the D.C. Circuit Court. On June 26, 2026, the D.C. Circuit Court upheld the fine particulate standard and denied the EPA's motion to vacate the rule. On August 28, 2026, various states and industry groups filed a petition seeking U.S. Supreme Court review of the D.C. Circuit Court’s ruling. Nonattainment designations for counties in which LG&E and KU generation is located, including Jefferson County, Kentucky, could potentially require additional particulate matter and nitrogen oxide reductions from sources including LG&E's Mill Creek Station, and more stringent requirements for new generation. PPL, LG&E, and KU are unable to predict future implementation actions or the outcome of future evaluations by the EPA and the states with respect to the NAAQS standards.

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

PPL, LG&E, and KU are unable to predict the ultimate outcome of pending litigation or future emission reductions that may be required by future federal rules or state implementation actions. Compliance with the NAAQS, Cross-State Air Pollution Rule, Good Neighbor Plan, and related requirements may require installation of additional pollution controls or other compliance actions, inclusive of retirements, the costs of which PPL, LG&E and KU believe would be subject to rate recovery.

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

Greenhouse Gas Standards

On May 9, 2024, the EPA issued a final rule under Section 111 of the Clean Air Act, which establishes performance standards and emissions limits aimed at reducing GHG emissions from certain new, existing, and modified fossil fuel-fired electric generating units (EGUs). In the final rule, the EPA announced it would set performance standards for existing natural gas-fired turbines in a future rule. The standards require phased implementation of carbon mitigation technologies including state-of-the-art efficiency requirements, carbon capture and sequestration, and natural gas co-firing. New natural gas EGUs would be immediately subject to the stricter efficiency standard. Legal challenges to the rule have been filed in the D.C. Circuit Court. PPL, LG&E, and KU are unable to predict the impact of new GHG reduction requirements until completion of a comprehensive review and resolution of related legal and regulatory proceedings. While the impact of new GHG reduction requirements on operations and financial results of operations could potentially be substantial, the cost of complying with such requirements is expected to be subject to rate recovery. On June 17, 2025, the EPA proposed in the Federal Register two options for repeal of the 2024 standard. In the first proposal, the EPA would determine that EGU emissions of greenhouse gases do not pose an endangerment to the health and welfare of the public and repeal the 2024 and 2015 standards for EGUs. Under an alternate proposal, the EPA would repeal the 2024 standards for existing coal, natural-gas and oil-fired steam generating units along with most standards for new combustion turbines. On July 29, 2025, the EPA proposed revocation of the 2009 endangerment finding which provides the basis for regulating GHG emissions. This proposal would leave in place efficiency standards for new combustion turbines. On February 12, 2026, the EPA issued a final reconsideration determination repealing the 2009 endangerment finding for GHG emissions from motor vehicles, which provided support for the regulation of GHG emissions. On September 17, 2026, the EPA published in the Federal Register a final rule entitled "Partial Repeal of the Carbon Pollution Standards for Fossil Fuel-Fired Electric Generating Units" that rescinds all carbon capture and sequestration (CCS) standards and other key provisions of the 2024 rule. On the same date, the EPA also published a supplemental notice of proposed regulations (SNPRM) entitled "Rescission of the Greenhouse Gas Findings for Fossil Fuel-Fired Power Plants and Repeal of Regulations for Power Plant Greenhouse Gas Emissions Under Clean Air Act Section 111" that addresses the broader question of statutory authority and proposes to eliminate all remaining GHG requirements. PPL, LG&E, and KU are unable to determine the exact impact on operations until resolution of pending regulatory actions and litigation.

New Accounting Guidance (All Registrants)

There has been no new accounting guidance adopted in 2026. See Note 17 to the Financial Statements for discussion of significant accounting guidance pending adoption as of September 30, 2026.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) have concluded that, as of September 30, 2026, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the third quarter of 2026 see:

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

On August 18, 2026, Mr. Tadd J. Henninger, Senior Vice President-Finance and Treasurer, adopted a trading arrangement for the sale of shares of PPL's common stock (a Rule 10b5-1 Trading Plan) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934. Mr. Henninger's Rule 10b5-1 Trading Plan, which terminates on the earlier of (i) February 26, 2027, and (ii) the date all trades specified under the plan have been executed or all orders under the plan have expired, provides for the sale of up to 19,466 shares of common stock of PPL, plus dividends on such shares prior to sale, pursuant to the terms of the plan.

On August 19, 2026, Ms. Christine M. Martin, President of PPL Electric, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934. Ms. Martin's Rule 10b5-1 Trading Plan, which terminates on the earlier of (i) August 17, 2027, and (ii) the date all trades specified under the plan have been executed or all orders under the plan have expired, provides for the sale of up to 8,109 shares of common stock of PPL, plus dividends on such shares prior to sale, pursuant to the terms of the plan.

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits has heretofore been filed with the SEC and pursuant to Rule 12(b)-23 are incorporated herein by reference. Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2026, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2026, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	November 6, 2026	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	November 6, 2026	/s/ Marlene C. Beers
Marlene C. Beers Vice President and Controller
(Principal Accounting and Financial Officer)